Form 10-Q
period 2008-03-31
Maiden Holdings, Ltd.
filed 2008-06-20
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

Maiden Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	04-3106389
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

48 Par-la-Ville Road, Suite 1141 HM11	HM11
(Address of principal executive offices)	(Zip Code)

(441) 292-7090
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated Filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No ☒

As of June 19, 2008, the Registrant had one class of Common Stock ($.01 par value), of which 59,550,000 shares were issued and outstanding.

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands (000’s), except per share data)

	(unaudited)
	March 31, 2008	December 31, 2007
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $609,063; $488,765)	$581,890	$474,789
Other investments, at fair value (cost $15,199; $15,176)	12,383	15,656
Total investments	594,273	490,445
Cash and cash equivalents	43,004	35,729
Accrued investment income	5,212	3,204
Reinsurance balances receivable, net (primarily with related parties - see note 8)	79,980	27,990
Loan to related party (see note 8)	113,542	113,542
Prepaid expenses and other assets	447	454
Deferred commission and other acquisition costs (primarily with related parties - see note 8)	58,674	44,215
Furniture and equipment, net	64	29

Total Assets	$895,196	$715,608
Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserves (primarily with related parties - see note 8)	$61,648	$38,508
Unearned premiums (primarily with related parties - see note 8)	174,293	137,166
Accrued expenses and other liabilities	4,056	2,589
Due to broker	22,450	-
Securities sold under agreements to repurchase, at contract value	102,172	-

Total Liabilities	364,619	178,263

Shareholders’ Equity:
Common shares, $0.01 par value; 100,000,000 shares authorized, 59,550,000 issued and outstanding	596	596
Additional paid-in capital	529,834	529,647
Accumulated other comprehensive loss	(29,989)	(13,496)
Retained earnings	30,136	20,598
Total Shareholders’ Equity	530,577	537,345
Total Liabilities and Shareholders’ Equity	$895,196	$715,608

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENT OF INCOME
(in thousands (000’s), except per share data)
(Unaudited)

For the Three Months Ended March 31, 2008
Revenues:
Premium income:
Net premiums written (primarily with related parties - see note 8)	$102,432
Change in unearned premiums	(37,127)
Net earned premium	65,305
Net investment income	7,609
Net realized investment gains	125
Total revenues	73,039
Expenses:
Loss and loss adjustment expenses (primarily with related parties - see note 8)	37,836
Commission and other acquisition expenses (primarily with related parties - see note 8)	21,261
Salaries and benefits	533
Other operating expenses	893
Total expenses	60,523

Net income	$12,516

Basic and diluted earnings per common share	$0.21
Dividends declared per common share	$0.05

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands (000’s), except per share data)
(Unaudited)

For the Three Months Ended March 31, 2008
Cash flows from operating activities:
Net income	$12,516
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	5
Net realized gain on sales of investments	(125)
Amortization of bond premium and discount	(80)
Amortization of share-based compensation expense	187
Changes in assets - (increase)decrease:
Reinsurance balances receivable	(51,990)
Accrued investment income	(2,008)
Deferred commission and other acquisition costs	(14,459)
Prepaid expenses and other assets	7
Changes in liabilities - increase(decrease):
Accrued expenses and other liabilities	(22)
Loss and loss adjustment expense reserves	23,140
Unearned premiums	37,127
Net cash provided by operating activities	4,298
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(156,564)
Purchases of other investments	(23)
Sale of investments:
Proceeds from sales of fixed-maturity securities	58,921
Purchase of furniture and equipment	(40)
Net cash used in investing activities	(97,706)
Cash flows from financing activities:
Repurchase agreements, net	102,172
Dividend paid	(1,489)
Net cash provided by financing activities	100,683
Net increase in cash and cash equivalents	7,275
Cash and cash equivalents, beginning of period	35,729
Cash and cash equivalents, end of period	$43,004

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands (000’s), except per share data)
(Unaudited)

	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$537,345

Net income	-	-	-	12,516	12,516
Net unrealized losses	-	-	(16,493)	-	(16,493)
Comprehensive Income					533,368
Share based compensation	-	187	-	-	187
Dividends to shareholders’	-	-	-	(2,978)	(2,978)

Balance at March 31, 2008	$596	$529,834	$(29,989)	$30,136)	$530,577

See accompanying notes to the unaudited consolidated financial statements.

Notes to Consolidated Financial Statements
(in thousands (000’s), except per share data)
 (Unaudited)

1.	Basis of Presentation — Summary of Significant Accounting Policies

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by GAAP for complete financial statements. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Maiden Holdings, Ltd. (“Maiden” or the “Company”) Annual Report to Security Holders for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008. The balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

These interim consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

A detailed description of the Company’s significant accounting policies and management judgments is located in the audited consolidated financial statements for the year ended December 31, 2007, included in the Company’s Form ARS filed with the SEC.

All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

2.	Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 163 will have on our consolidated financial statements.

In May 2008, FASB issued FASB Statement No. 162 (“SFAS 162”), “The hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments toAU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In March 2008, FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities ”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not have a noncontrolling interest in one or more subsidiaries. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. We chose not elect the fair value option. Therefore, the adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note 4. “Fair Value of Financial Instruments” for information and related disclosures regarding our fair value measurements.

3.	Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of March 31, 2008 and December 31, 2007, are as follows:

(a) Available-for-Sale Fixed Maturities and Other Investments

March 31, 2008	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. Agency - mortgage backed securities	$283,500	$4,930	$(621)	$287,809
Corporate fixed maturities	325,563	340	(31,822)	294,081
Total available for sale fixed maturities	609,063	5,270	(32,443)	581,890
Other investments	15,199	-	(2,816)	12,383
Total investments	$624,262	$5,270	$(35,259)	$594,273

December 31, 2007	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. Agency - mortgage backed securities	$204,363	$660	$-	$205,023
Corporate fixed maturities	284,402	445	(15,081)	269,766
Total available for sale fixed maturities	488,765	1,105	(15,081)	474,789
Other investments	15,176	480	-	15,656
Total investments	$503,941	$1,585	$(15,081)	$490,445

(b) Investment Income

Net investment income was derived from the following sources:

For the Three Months Ended March 31, 2008
Fixed maturities	$6,555
Cash and cash equivalents	576
Loan to related party	1,351
8,482
Less:
Investment expenses	(497)
Interest expense on securities sold under agreements to repurchase	(376)
$7,609

(c) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2008, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  During the three months ended March 31, 2008 there were no other-than-temporary declines in the fair values of investments held in our investment portfolio.

The tables below summarize the gross unrealized losses of our available-for-sale securities and other investments as of March 31, 2008:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. Agency mortgage backed securities	$154,897	(621)	-	-	$154,897	(621)
Corporate fixed maturities	279,339	(31,822)	-	-	279,339	(31,822)
	434,236	(32,443)	-	-	434,236	(32,443)
Other investments	$12,383	(2,816)	$-	-	$12,383	(2,816)
Total temporarily impaired available-for-sale securities and other investments	$446,619	$(35,259)	$-	$-	$446,619	$(35,259)

(d) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of March 31, 2008, there were $102,172 principal amount outstanding at interest rates between 2.6% and 3.26%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2008 was $376 of which $126 was accrued as of March 31, 2008. The Company has approximately $102,172 of collateral pledged in support of these agreements.

4.	Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in SFAS 157. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the SFAS 157 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

•	Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable (e.g., interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

•
Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use.

In accordance with SFAS 157, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following section describes the valuation methodologies used by the Company to measure assets and liabilities at fair value, including an indication of the level within the fair value hierarchy in which each asset or liability is generally classified.

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities and securities sold under agreements to repurchase. Fair value of investments is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are measured by an independent pricing service that utilizes valuation techniques based upon observable market data. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the independent pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information. These investments are classified as Level 2 investments and include obligations of U.S. government agencies, corporate debt securities and other mortgage backed securities.

Other investments. Other investments consist primarily of hedge funds where the fair value estimate is determined by an external fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes other investments in the amount disclosed in Level 3.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$581,890	$-	$581,890	$-
Other investments	12,383	-	-	12,383
	$594,273	$-	$581,890	$12,383
Liabilities:
Securities sold under agreements to repurchase, at contract value	102,172	-	102,172	-
	$102,172	$-	$102,172	$-

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of March 31, 2008:

	Other investments	Total
Beginning balance as of January 1, 2008	$15,656	$15,656
Total net losses for the three months included in:
Net income	-	-
Other comprehensive loss	(3,296)	(3,296)
Purchases, sales, issuances and settlements, net	23	23
Net transfers into (out of) Level 3	-	-
Ending balance as of March 31, 2008	$12,383	$12,383

5.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

Three months ended March 31, 2008
Net income available to common shareholders	$12,516

Weighted average number of common shares outstanding - basic	59,550,000
Potentially dilutive securities:
Warrants	-
Share options	-
Weighted average number of common shares outstanding - diluted	59,550,000

Basic and diluted earnings per common share:	$0.21

As of March 31, 2008, the total weighted-average of 4,050,000 warrants and 793,700 share options were excluded from diluted earnings per share as they were anti-dilutive.

6.	Share Based Compensation

The Company’s 2007 Share Incentive Plan (the “Plan”) provides for grants of options and restricted shares. The total number of shares currently reserved for issuance under the Plan is 2,800,000 common shares. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the 2007 Share Incentive Plan, unless otherwise determined by the compensation committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS No. 123R’s fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $187 for the three months ended March 31, 2008.

The Company awarded options during the three months ended March 31, 2008. The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions :	2008
Volatility	29.8%
Risk-free interest rate	3.30%
Weighted average expected lives in years	6.1 years
Forfeiture rate	0%
Dividend yield rate	1%

Expected Price Volatility - This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the times the Company granted options, there was no external market for the Company’s common shares. Thus, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted. As a substitute for such estimate, the Company used the historical volatility of companies in the industry in which the Company operates.

Risk-Free Interest Rate - This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives - This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate - This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the for the period three months ended March 31, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.6 years
Granted	167,000	10.00	9.9 years
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2008	883,000	$10.00	9.5 years

The weighted average grant date fair value was $3.42 for all options outstanding at March 31, 2008. There was approximately $2,518 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of March 31, 2008.

7.	Dividends Declared

Dividends were declared on January 7, 2008. The Company’s Board of Directors approved quarterly cash dividends of $0.025 per common share payable to shareholders of record as of January 8, 2008 and April 1, 2008 respectively. The dividends were paid on January 15, 2008 and April 15, 2008.

8.	Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. The following describes transactions between the Company and AmTrust.

Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended, by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Insurance”) to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the AmTrust Ceding Insurers, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurers’ unearned premium reserves, effective as of July 1, 2007, with respect to current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers. The Company recorded approximately $19,774 of ceding commission expense for the three months ended March 31, 2008 as a result of this transaction.

Other Reinsurance Agreement

Effective January 1, 2008 the Company and AmTrust entered into an agreement to reinsure a 45% participation in the $9 million in excess of $1 million layer of AmTrust's workers' compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1 million up to $10 million, subject to an annual aggregate deductible of $1.25 million. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier.

The following is the effect on the Company’s balance sheet as of March 31, 2008 and December 31, 2007 and the results of operations for the three months ended March 31, 2008 related to the Reinsurance Agreements with AmTrust:

Assets and (liabilities):	March 31, 2008	December 31, 2007
Loan to related party	$113,542	$113,542
Reinsurance balances receivable, net	72,475	27,891
Accrued interest on loan to related party	1,591	240
Deferred commission cost	49,505	42,501
Loss and loss adjustment expense reserves	(61,221)	(38,485)
Unearned premiums	(160,517)	(137,099)

Results of operations:	Three months ended March 31, 2008
Net premium written - assumed	$87,714
Change in unearned premium - assumed	(23,417)
Net earned premium - assumed	64,297

Ceding commission on premium written	26,905
Ceding commission - deferred	(7,004)
Ceding commission expensed	19,901

Loss and loss adjustment expense	37,399

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. The amount of the loan at March 31, 2008 was $113,542 and the accrued interest was $1,591. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

Reinsurance Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases The Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $797 of reinsurance brokerage expense for the three months ended March 31, 2008 and deferred reinsurance brokerage of $1,953 as at March 31, 2008 as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. The Company recorded approximately $458 of investment management fees for the three months ended March 31, 2008 as a result of this agreement.

9.	Segments

The Company currently operates two business segments, Reinsurance - AmTrust Quota Share and Reinsurance - Other. The Company evaluates segment performance based on segment profit, which excludes investment income, realized gains and losses, general corporate expenses, interest expenses, income taxes and any other non-core business income or expenses. The following tables summarize business segments as follows:

Three months ended March 31, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$82,948	$19,484	$-	$102,432
Earned premium	63,790	1,515		65,305
Investment income and other revenues	1,351	-	6,383	7,734
Total revenues	65,141	1,515	6,383	73,039
Expenses
Loss and loss adjustment expenses	37,208	628	-	37,836
Commission and other acquisition expenses	20,572	689	-	21,261
Other expenses	176	149	1,101	1,426
Total expenses	57,956	1,466	1,101	60,523
Net Income	$7,185	$49	$5,282	$12,516

	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and Other	Total
As of March 31, 2008
Reinsurance balances receivable	$69,425	$10,555	$-	$79,980
Deferred commission and other acquisition costs	50,393	8,281	-	58,674
Loan to related party	113,542	-	-	113,542
Corporate and other assets			643,000	643,000
Total assets	$233,360	$18,836	$643,000	$895,196

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three months ended March 31, 2008:

	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Workers Compensation	$43,657	42.62
Specialty Middle Market Property & Casualty	6,867	6.70
Specialty Risk and Extended Warranty	32,424	31.66
Total Reinsurance - AmTrust Quota Share	$82,948	80.98
Reinsurance - Other	19,484	19.02
	$102,432	100.00
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Workers Compensation	$31,880	48.82
Specialty Middle Market Property & Casualty	10,314	15.79
Specialty Risk and Extended Warranty	21,596	33.07
Total AmTrust Quota Share	$63,790	97.68
Reinsurance - Other	1,515	2.32
	$65,305	100.00

10.	Subsequent Events

a) On June 11, 2008, the Company has entered into a multi-year reinsurance agreement with AmTrust for business written through AmTrust's acquisition of Unitrin Business Insurance (UBI). Under the agreement, AmTrust's subsidiaries will cede to Maiden 100% of unearned premium from the acquisition of UBI's in-force book of business, approximately $80 million. Additionally, AmTrust will cede to Maiden 40% of net premium written, effective as of June 1, 2008. The agreement is effective through June 30, 2010. Maiden will pay to AmTrust a ceding commission of 34.375% and a brokerage commission of 1.25% of reinsured premium.

b) On June 4, 2008, the Company’s Board of Directors has approved an increase in the regular quarter dividend from $0.025 per common share to $0.05 per share. This dividend is payable July 15, 2008 to shareholders of record on July 1, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction to Management’s Discussion and Analysis

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. This information should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

•                   Overview
•                   Principal Revenue and Expense Items
•                   Measurement of Results; Outlook
•                   Critical Accounting Policies
•                   Results of Operations
•                   Liquidity and Capital Resources

Overview
We are a Bermuda holding company organized to provide reinsurance business solutions to the property and casualty industry through Maiden Insurance, our reinsurance company subsidiary incorporated and licensed as a Class 3 insurer in Bermuda. Our solutions are expected to include quota share reinsurance as well as excess of loss reinsurance.

We offer our products to small specialty property and casualty insurance companies located in the United States and Europe that are seeking to efficiently manage their capital. We may also reinsure other reinsurers of U.S. and European specialty property and casualty insurance business that have similar objectives. We also plan to conduct business with managing general agents in the United States and Europe that manage programs that fit our expertise in specialty insurance as well as Lloyd’s syndicates and program administrators.

AmTrust Quota Share Business
We entered into a quota share reinsurance agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, which provides quota share reinsurance to AmTrust’s insurance company subsidiaries. We also entered into a master agreement with AmTrust pursuant to which we will cause Maiden Insurance, and AmTrust will cause its insurance company subsidiaries, through AII, to reinsure 40% of all business (net of reinsurance with unaffiliated reinsurers) of the types then written by the insurance subsidiaries and Maiden Insurance will have an option to reinsure any new types of business that they may write. Effective as of July 1, 2007, we reinsure 40% of all business (net of reinsurance with unaffiliated reinsurers) written by AmTrust’s insurance company subsidiaries that is subject to the reinsurance agreement. In addition, we also assumed through AII, effective as of July 1, 2007, 40% of the unearned premium reserve of AmTrust’s insurance subsidiaries (and the corresponding loss exposure). The reinsurance agreement has an initial term of three years and will be extended for further terms of three years unless either party elects not to renew.

On June 11, 2008, the Company has entered into a multi-year reinsurance agreement with AmTrust for business written through AmTrust's acquisition of Unitrin Business Insurance (UBI). Under the agreement, AmTrust's subsidiaries will cede to Maiden 100% of unearned premium from the acquisition of UBI's in-force book of business, approximately $80 million. Additionally, AmTrust will cede to Maiden 40% of net premium written, effective as of June 1, 2008. The agreement is effective through June 30, 2010. Maiden will pay to AmTrust a ceding commission of 34.375% and a brokerage commission of 1.25% of reinsured premium.

We also entered into an asset management agreement with AIIM, a subsidiary of AmTrust, having an initial term of one year which will extend for further terms of one year unless either party elects not to renew. The Company recorded approximately $0.46 million of investment management fees in the three months ended March 31, 2008. Under the asset management agreement, we may also invest a portion of our assets in hedge funds managed by affiliates of AmTrust. As of March 31, 2008 and December 31, 2007, we had no investments invested in hedge funds managed by AmTrust.

We also entered into a reinsurance brokerage agreement with a subsidiary of AmTrust pursuant to which we receive reinsurance brokerage services in exchange for a fee of 1.25% of all premiums we reinsure from AmTrust. The Company recorded approximately $0.8 million of reinsurance brokerage expense for the period ended March 31, 2008.

Other Business

We have begun to see increased flow of submission of reinsurance opportunities. Reinsurance intermediaries are the primary source of these opportunities. We have adopted a disciplined underwriting posture and thoroughly review all reinsurance opportunities before determining whether to participate. Between November 6, 2007 and June 1, 2008, we have received 213 reinsurance submissions. We have entered into four reinsurance agreements for business other than the Quota Share Agreement with AmTrust. These include:

•
A 45% participation in the $9 million in excess of $1 million layer of AmTrust's workers' compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1 million up to $10 million, subject to an annual aggregate deductible of $1.25 million. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier.

•
A 35% quota share in a general liability program covering housing facilities for persons aged 55 years or older (excluding assisted living facilities and nursing homes). The underlying insurance policies have a limit of $1 million per occurrence, so our share of that limit is $350,000 per occurrence. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. A 30% quota share in the same program was placed with another carrier. The ceding company retained 35% of the premiums and risks.

•
A 50% participation in a $4 million in excess of $1 million specialty transportation program. This program provides primarily commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators in New York State. The underlying policies are written by AmTrust. The premium rates are rates developed by the Insurance Services Office, a third-party collector and provider of statistical, actuarial, underwriting and claims data for the property-casualty insurance industry. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Another broker market reinsurer holds the other 50% participation.

•
A 12.7% quota share participation in a specialty general liability line. This program provides coverage for amateur youth sports in Europe. This program has a limit of £15 million per occurrence (approximately $29.92 million based on an exchange rate of $1.9855 per 1.0 U.K. Pound on March 31, 2008). This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Other broker market reinsurers hold the remaining 87.3% participation in this program

Principal Revenue and Expense Items

Revenues

We derive our revenue from net premiums earned, net investment income and net realized gains and losses on investments.

Gross Premiums Earned. Premiums written include all premiums received by an insurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premium reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Thus, for example, for a one-year policy that is written on July 1, 2007, one-half of the premiums would be earned in 2007 and the other half would be earned in 2008. Workers’ compensation policies are typically written for a one-year term. Other kinds of insurance, including extended warranty coverage, can have multi-year terms.

Net premiums earned are the earned portion of our net premiums written. Net premiums written are gross premiums written less premiums ceded to reinsurers in connection with reinsurance agreements. Our gross premiums (written and earned) represent the assumed premiums from our reinsurance agreements. Reinsurers often cede a portion of their business to other reinsurers. A reinsurer that places business with another reinsurer is a retrocedent. A reinsurer which reinsures business retroceded to it is a retrocessionaire. We do not expect to retrocede a significant portion of our gross premiums at least initially.

Net Loss Ratio. The net loss ratio is a measure of the underwriting profitability of an insurance company's business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of ceding commissions, policy acquisition expenses, salaries and benefits, and other insurance general and administrative expenses to net premiums earned.

Net Combined Ratio. The net combined ratio is a measure of an insurance company's overall underwriting profit. This is the sum of the net loss and net expense ratios. If the net combined ratio is at or above 100%, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.

Net Leverage Ratio. Net leverage ratio is measured by dividing annualized net premiums written by shareholders’ equity.

Annualized Return on Equity. Return on equity is calculated by dividing net income by the average of shareholders’ equity.

Net Investment Income and Net Realized Gains and Losses on Investments. We invest our shareholders’ equity and the funds supporting our insurance reserves (including unearned premium reserve and the reserves established to pay for losses and loss adjustment expenses) in investment securities and cash equivalents. Our investment income includes interest and dividends earned on our invested assets, net of investment management fees and other expenses. Realized gains and losses on invested assets are reported separately from net investment income. We classify our portfolio of securities as available-for-sale and carry these securities on our balance sheet at fair value. Accordingly, adverse changes in the market prices of our securities result in a decrease in the value of our total assets and a decrease in our shareholders’ equity.

Expenses

In our consolidated results, expenses consist of loss and loss adjustment expenses, commission and other acquisition expenses, salaries and benefits and operating expenses. Depending on the terms of the reinsurance agreements that we negotiate, our expenses may also include excise taxes, which are calculated as a percentage (1% for purposes of United States federal excise tax (“FET”)) of premiums ceded to us. Under our reinsurance agreement with AmTrust, all payments of FET are the responsibility of AmTrust.

Loss and Loss Adjustment Expenses. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims. Our provision for loss and loss adjustment expense reserves in any period will include estimates for losses incurred (that is, the total sustained by us under policies, whether paid or unpaid) during such period and changes in estimates for prior periods.

Commission and Other Acquisition Expenses. These expenses include ceding commissions and other acquisition costs. Acquisition costs consist of ceding commission and, reinsurance broking expense. These costs are expected to be capitalized and amortized as an expense as the premiums are earned on the treaties to which they pertain.

Maiden Insurance pays ceding commissions to other insurance companies, including AmTrust, for the reinsurance premiums that we assume. Ceding commissions are intended to compensate the ceding company for the costs incurred to acquire the ceded business. Ceding commissions are typically paid on traditional quota share reinsurance agreements, but not on excess of loss reinsurance agreements.

Under our quota share reinsurance agreement with AII, we pay a ceding commission of 31% calculated as a percentage of ceded premiums.

Reinsurance brokerage expense includes the 1.25% reinsurance brokerage fee that we pay to an AmTrust subsidiary on all reinsurance ceded by AmTrust as well as other reinsurance brokerage fees and commission expense we may incur to other intermediaries.

Salaries and benefits. These payments comprise officers and employees salaries and related costs.

Other Operating Expenses. Other operating expenses consist of other expenses related to our operations. Other operating expenses consist of general & administrative expenses such as professional fees, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately.

Measurement of Results; Outlook

We use various measures to analyze the growth and profitability of our business operations. We measure growth in terms of gross and net premiums written and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We also measure our gross and net written premiums to surplus ratios to measure the adequacy of capital in relation to premiums written. We analyze profitability by evaluating, net income and return on average equity.

Premiums Written and Net Leverage Ratio. We use gross premiums written to measure our sales of reinsurance products. Gross premiums written also correlates to our ability to generate net premiums earned. We target a net leverage ratio, of between approximately 1.2 to 1 and approximately 1.7 to 1 after a start-up period. Our annualized net leverage ratio was 0.8 to 1 as of March 31, 2008.

Net Loss Ratio. The loss ratio measures the underwriting profitability of our reinsurance business after the effect of any reinsurance. We target the pricing of our products to achieve a loss ratio of approximately 55.0% to 65.0% over time. Our loss ratio was 58.0% for the three months ended of March 31, 2008.

Net Expense Ratio. We calculate our underwriting expense ratio on a gross basis (before the effect of ceded reinsurance) to measure our operational efficiency and on a net basis (after the effect of ceded reinsurance and related ceding commission income) to measure the effects on our consolidated net income. We are currently targeting a net expense ratio of underwriting expenses to net premiums earned of approximately 32.0% to 35.0%, but expect it to decline over time as third-party business increases. Our underwriting expense ratio on a gross basis was 34.7% for the three months ended March 31, 2008. As we have not retroceded any amounts as of March 31, 2008 the expense ratio on a net basis was also 34.7%.

Net Combined Ratio. We use the combined ratio to measure our underwriting performance. We analyze the combined ratio on a gross (before the effect of reinsurance) and net basis (after the effect of reinsurance). If the combined ratio is at or above 100%, we are not underwriting profitably and will not be profitable unless investment income is sufficient to offset underwriting losses. We target the pricing of our products and management of our expenses to achieve a combined ratio of 95% or less over time. Our combined ratio was 92.7% for the three months ended March 31, 2008. We plan to write additional premiums without a proportional increase in expenses and further reduce the expenses component of our net combined ratio.

Net Income and Return on Average Equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. Our target for return on average equity is 15% or better. Our annualized return on equity was 9.40% for the three months ended March 31, 2008.

Critical Accounting Policies

The Company’s discussion and analysis of its results of operations, financial condition and liquidity are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make estimates and judgments that affect the amounts of assets and liabilities, revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. As more information becomes known, these estimates and assumptions could change, which would have an impact on actual results that may differ materially from these estimates and judgments under different assumptions. The Company has not made any changes in estimates or judgments that have had a significant effect on the reported amounts as previously disclosed in the Company’s Form ARS filed with the SEC for the fiscal period ended December 31, 2007.

Results of Operations

The Company’s inception was May 31, 2007 and therefore discussion of any prior period results of operations is not included. The Company’s subsidiary Maiden Insurance was incorporated on June 29, 2007.

Three Months Ended March 31, 2008
Revenues:
Premium income:
Net premiums written (primarily with related parties)	$102,432
Change in unearned premiums	(37,127)
Net earned premium	65,305
Net investment income	7,609
Net realized investment gains	125
Total revenues	73,039
Expenses:
Loss and loss adjustment expenses (primarily with related parties)	37,836
Commission and other acquisition expenses (primarily with related parties )	21,261
Salaries and benefits	533
Other operating expenses	893
Total expenses	60,523

Net income	$12,516

Basic and diluted earnings per common share	$0.21
Dividends declared per common share	$0.05

Key measures:
Net loss ratio	58.0%
Net expense ratio	34.7%
Net combined ratio	92.7%

Consolidated Result of Operations for the three months ended March 31, 2008.

Net Premium Written. Net premium written was $102.4 million for the three months ended March 31, 2008 of which 80.1% arose from premiums assumed under the reinsurance agreement with AII.

Net Premium Earned. Net premium earned was $65.3 million for the three months ended March 31, 2008 of which 97.68% arose from premiums assumed under the reinsurance agreement with AII.

Net Investment Income. Net investment income was approximately $7.6 million for the three months ended March 31, 2008. Average invested assets for the period were approximately $542 million and yields were approximately 4.8% for the period. We expect investment income to increase over time as more assets are invested.

Net Realized Gain on Investments. Net realized gains on investments for the three months ended March 31, 2008 was approximately $0.125 million.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $37.8 million for the three months ended March 31, 2008. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims.

Commission and Other Acquisition Expenses, Commission and other acquisition expenses were $21.3 million for the three months ended March 31, 2008. The expense resulted primarily from commission and brokerage expenses of $20.6 million associated with entering into the reinsurance agreement with AII.

The Company currently operates two business segments, Reinsurance - AmTrust Quota Share and Reinsurance - Other. The Company evaluates segment performance based on segment profit, which excludes realized gains and losses, general corporate expenses and any other non-core business income or expenses. The following tables summarize business segments as follows:

Three months ended March 31, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total Reinsurance	Corporateand other	Total
Revenues
Net premium written	$82,948	$19,484	$102,432	$-	$102,432
Earned premium	63,790	1,515	65,305		65,305
Investment income and other revenues	1,351	-	1,351	6,383	7,734
Total revenues	65,141	1,515	66,656	6,383	73,039
Expenses
Loss and loss adjustment expenses	37,208	628	37,836	-	37,836
Commission and other acquisition expenses	20,572	689	21,261	-	21,261
Other expenses	176	149	325	1,101	1,426
Total expenses	57,956	1,466	59,422	1,101	60,523
Net Income	$7,185	$49	$7,234	$5,282	$12,516

Loss Ratio	58.3%	41.5%	58.0%	-	58.0%
Expense Ratio	32.5%	55.3%	33.1%	1.6%	34.7%
Combined Ratio	90.8%	96.8%	91.1%	1.6%	92.7%

Since the Company’s insurance operations did not commence until June 29, 2007, a detailed segment discussion has not been included. Any significant change has already been discussed in the consolidated results of operations.

Liquidity and Capital Resources

Substantially all of our operations are conducted by Maiden Insurance. Accordingly, we will have continuing cash needs for administrative expenses, and the payment of principal and interest on any future borrowings. Funds to meet these obligations will come primarily from dividend payments from Maiden Insurance.

Our Liquidity Requirements

Our principal consolidated cash requirements are net cash settlements under our reinsurance agreements, payment of losses and loss adjustment expenses, ceding commissions to insurance companies including AmTrust, operating expenses and dividends to our shareholders. On January 7, 2008, the Company’s Board of Directors approved quarterly cash dividends of $0.025 per share of common share payable to shareholders of record as of January 8, 2008 and April 1, 2008 respectively. The dividends are payable on January 15, 2008 and April 15, 2008. On June 4, 2008, the Company’s Board of Directors has approved an increase in the regular quarter dividend from $0.025 per common share to $0.05 per share. This dividend is payable July 15 to shareholders of record July 1. Any determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant, including Bermuda legal and regulatory constraints.

Sources of Cash

Our sources of cash principally consist of the net proceeds from reinsurance premiums collected, net cash settlements under our reinsurance agreement, investment income and proceeds from sales and redemptions of investments.

The following table is a summary of our statement of cash flows:

Three months ended March 31, 2008 (in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$4,298
Investing activities	(97,706)
Financing activities	100,683
Change in cash and cash equivalents	$7,275

Net cash provided by operating activities was positive for the three months ended March 31, 2008.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the three months ended March 31, 2008, the Company’s net purchases of fixed-maturity securities totaled $97.6 million.

Cash used in financing activities for the three months ended March 31, 2008 consisted of purchases of $102.2 million of securities sold under agreements to repurchase and dividend payments of $1.5 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of March 31, 2008, there were $102.2 million principal amount outstanding at interest rates between 2.6% and 3.26%. Interest expense associated with these repurchase agreements for the three months ended March 31, 2008 was $0.4 million of which $0.1 million was accrued as of March 31, 2008. The Company has approximately $102.2 million of collateral pledged in support of these agreements.

Restrictions on Dividend Payments from Maiden Insurance

Bermuda legislation imposes limitations on the dividends that Maiden Insurance may pay. As a regulated insurance company in Bermuda, Maiden Insurance is required under the Insurance Act to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause Maiden Insurance to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, Maiden Insurance may not declare or pay dividends without the approval of the BMA if Maiden Insurance fails to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, Maiden Insurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its financial statements for the previous year. In addition, under the Companies Act, Maiden Insurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of March 31, 2008, we were in compliance with all solvency margin and minimum liquidity ratio requirements.

Loan to AII and Other Collateral Arrangements

Generally, under U.S. state insurance laws, a ceding company is not permitted to take credit for reinsurance in its statutory financial statements (meaning that it is not permitted to reduce its liabilities in such financial statements by the amount of losses ceded to a reinsurer) unless the reinsurer is accredited, licensed or otherwise approved by the insurance regulator in the ceding company’s state of domicile or provides collateral to secure its obligations to the ceding company under the reinsurance agreement. Acceptable collateral for these purposes can take a number of forms, including a ‘‘funds withheld’’ account (in which the ceding company retains control of the funds representing premiums transferred to the reinsurer and deducts ceded losses from such funds), letters of credit or a trust account established for the benefit of the ceding company (often called a ‘‘Regulation 114 trust’’). Maiden Insurance is not an accredited, licensed or otherwise approved reinsurer in any U.S. state and we expect that it may establish Regulation 114 trusts or may cause its bankers to issue letters of credit for the benefit of its ceding companies domiciled in the United States. A Regulation 114 trust must be funded with cash or high-quality instruments in an amount equal to at least 102% of the reinsurer’s obligations to the ceding company in order to receive credit on its statutory financial statements. Letters of credit issued by the Company’s bankers will also need to be collateralized with cash or high quality instruments in amount equal to at least 100% of the letters of credit issued.

Further, Maiden Insurance has agreed to collateralize its obligations under its reinsurance agreement with AII by one or more of the following methods, at the election of Maiden Insurance:

•
by lending assets to AII pursuant to a loan agreement between Maiden Insurance and AII, with such assets being deposited by AII into the Regulation 114 trusts established or to be established by AII for the sole benefit of AmTrust’s U.S. insurance subsidiaries pursuant to the reinsurance agreements between AII and those AmTrust subsidiaries;

•	by transferring to AII assets for deposit into those Regulation 114 trusts;

•	by delivering letters of credit to the applicable AmTrust U.S. insurance subsidiaries on behalf of AII; Or

•	by requesting that AII cause such AmTrust U.S. insurance subsidiaries to withhold premiums otherwise payable to Maiden Insurance through AII.

In 2007, Maiden Insurance elected to satisfy its collateral obligations under the Quota Share Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII. As of March 31, 2008, cash and assets totaling $113.5 million were loaned to AII. As a result of the loan and the possible use of Regulation 114 trusts in the future, a substantial portion of our assets, including a disproportionate share of our higher-quality fixed-income investments, will not be available to us for other uses, which will reduce our financial flexibility.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $111.1 million, or 21.1% to $637.3 million at March 31, 2008 from $526.2 million as of December 31, 2007. Our fixed maturities are classified as available for sale (91.3%) as of March 31, 2008, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturity securities, gross, as of this date had a fair value of $581.9 million and an amortized cost of $609.1 million. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	(Unaudited) March 31, 2008		December 31, 2007
	Fair value	Percentage of portfolio	Fair value	Percentage of portfolio
($ amounts in thousands)
Cash and cash equivalents	$43,004	7%	$35,729	7%
U.S. Agency - mortgage backed securities	287,809	45%	205,023	39%
Corporate fixed maturities	294,081	46%	269,766	51%
Other investments	12,383	2%	15,656	3%
Total available for sale investments	$637,277	100%	$526,174	100%

Quarterly, the Company evaluates for other-than-temporary-impairment, whereby it evaluates each security which has an unrealized loss as of the end of the subject reporting period. We use a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

•	how long and by how much the fair value of the security has been below its amortized cost;

•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;

•	our intent and ability to keep the security for a sufficient time period for it to recover its value;

•	any nonpayment of scheduled interest payments; and

•	the occurrence of discrete credit event resulting in (i) the issuer defaulting on material outstanding obligation (ii) the issuer seeking protection under bankruptcy law.

During the three months ended March 31, 2008, based on the criteria above, we determined that no securities were other-than-temporarily-impaired.

Item 3. Exposures to Market Risk

Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to two types of market risk: changes in interest rates and changes in credit quality of issuers of investment securities and reinsurers.

Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2008, we had fixed maturity securities with a fair value of $581.9 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of March 31, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
200 basis point increase	$534,885	$(47,003)	-9%
100 basis point increase	557,585	(24,303)	-5%
No change	581,890	-	0%
100 basis point decrease	607,937	26,049	5%
200 basis point decrease	$635,892	$54,004	10%

Credit Risk
In providing reinsurance, we will have premiums receivable subject to credit risk of the ceding company. Our credit risk results from our insureds’ potential inability to meet their premium obligations. We also are exposed to credit risk on our investment portfolio. Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service, if any. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments. If we retrocede business to other reinsurers, we will have reinsurance recoverables subject to credit risk. To mitigate the risk of these counterparties’ nonpayment of amounts due, we will establish business and financial standards for reinsurer approval, incorporating ratings and outlook by major rating agencies and considering then-current market information. Further, we are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Insurance, and to reimburse Maiden Insurance for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.

Off-Balance Sheet Transactions
We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the Company’s business activities and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, regulatory framework, weather-related events and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 4. Controls and Procedures

The principal executive officer and principal financial officer of the Company have evaluated the Company’s disclosure controls and procedures and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported. The principal executive officer and principal financial officer also concluded that such disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under such Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2008.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2008.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Maiden Holdings, Ltd.
(Registrant)

Date: June 19, 2008	/s/ Max G. Caviet
Max G. Caviet President and Chief Executive Officer

/s/ Michael J. Tait
Michael J. Tait Chief Financial Officer