Form 10-Q
period 2008-06-30
Maiden Holdings, Ltd.
filed 2008-08-14
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

Maiden Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	04-3106389 (IRS Employer Identification No.)

48 Par-la-Ville Road, Suite 1141 HM11 (Address of principal executive offices)	HM11 (Zip Code)

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

As of August 15, 2008, the Registrant had one class of Common Stock ($.01 par value), of which 59,550,000 shares were issued and outstanding.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2008 and 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a vote of Security Holders

Item 6.	Exhibits

	Signatures

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands (000’s), except per share data)

	(Unaudited)
	June 30, 2008	December 31, 2007
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $752,990 ; $488,765)	$721,496	$474,789
Other investments, at fair value (cost $15,485; $15,176)	12,134	15,656
Total investments	733,630	490,445
Cash and cash equivalents	74,170	35,729
Accrued investment income	4,827	3,204
Reinsurance balances receivable, net (primarily with related parties - see note 8)	101,933	27,990
Loan to related party (see note 8)	167,975	113,542
Prepaid expenses and other assets	62	454
Deferred commission and other acquisition costs (primarily with related parties - see note 8)	91,011	44,215
Furniture and equipment, net	70	29

Total Assets	$1,173,678	$715,608
Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserves (primarily with related parties - see note 8)	$83,340	$38,508
Unearned premiums (primarily with related parties - see note 8)	268,206	137,166
Accrued expenses and other liabilities	4,175	2,589
Due to broker	26,660	-
Securities sold under agreements to repurchase, at contract value	254,557	-

Total Liabilities	636,938	178,263

Shareholders’ Equity:
Common shares, $0.01 par value; 100,000,000 shares authorized, 59,550,000 issued and outstanding	596	596
Additional paid-in capital	530,038	529,647
Accumulated other comprehensive loss	(34,845)	(13,496)
Retained earnings	40,951	20,598
Total Shareholders’ Equity	536,740	537,345
Total Liabilities and Shareholders’ Equity	$1,173,678	$715,608

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands (000’s), except per share data)
(Unaudited)

	For the Three Months Ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007	For the Six Months Ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007
Revenues:
Premium income:
Net premiums written (primarily with related parties - see note 8)	$171,251	$-	$273,683	$-
Change in unearned premiums	(93,913)	-	(131,040)	-
Net earned premium	77,338	-	142,643	-
Net investment income	7,763	59	15,372	59
Net realized investment gains	39	-	163	-
Total revenues	85,140	59	158,178	59
Expenses:
Loss and loss adjustment expenses (primarily with related parties - see note 8)	43,610	-	81,446	-
Commission and other acquisition expenses (primarily with related parties - see note 8)	25,498	-	46,758	-
Salaries and benefits	615	-	1,147	-
Other operating expenses	1,625	136	2,519	136
Total expenses	71,348	136	131,870	136

Net income (loss)	$13,792	$(77)	26,308	$(77)

Basic and diluted earnings per common share	$0.23	$(0.02)	0.44	$(0.02)
Dividends declared per common share	$0.05	$-	0.10	$-

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands (000’s), except per share data)
(Unaudited)

	For the Six Months Ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007
Cash flows from operating activities:
Net income	$26,308	$(77)
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	11	-
Net realized gain on sales of investments	(163)	-
Amortization of bond premium and discount	(787)	-
Amortization of share-based compensation expense	391	-
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(73,943)	-
Accrued investment income	(1,623)	(59)
Deferred commission and other acquisition costs	(46,796)	-
Prepaid expenses and other assets	392	-
Changes in liabilities - increase (decrease):
Accrued expenses and other liabilities	(1,391)	(26)
Loss and loss adjustment expense reserves	44,832	-
Unearned premiums	131,040	-
Net cash provided by (used in) operating activities	78,271	(162)
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(309,980)	-
Purchases of other investments	(309)	-
Sale of investments:
Proceeds from sales of fixed-maturity securities	73,365	-
Purchase of furniture and equipment	(52)	-
Loan to related party	(54,433)	-
Net cash used in investing activities	(291,409)	-
Cash flows from financing activities:
Repurchase agreements, net	254,557	-
Common shares issuance	-	50,000
Dividend paid	(2,978)	-
Net cash provided by financing activities	251,579	50,000
Net increase in cash and cash equivalents	38,441	49,838
Cash and cash equivalents, beginning of period	35,729	-
Cash and cash equivalents, end of period	$74,170	$49,838

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands (000’s), except per share data)
(Unaudited)

For the Period from May 31, 2007 (inception) to June 30, 2007	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at May 31, 2007	$-	$-	$-	$-	$-
Shares issued, net	78	49,922			50,000

Net income	-	-	-	(77)	(77)
Net unrealized losses	-	-	-	-	-
Comprehensive Income					(77)
Share based compensation	-	-	-	-	-
Dividends to shareholders	-	-	-	-	-

Balance at June 30, 2007	$78	$49,922	$-	$(77)	$49,923

For the Six Months Ended June 30, 2008	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity

Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$537,345

Net income	-	-	-	26,308	26,308
Net unrealized losses	-	-	(21,349)	-	(21,349)
Comprehensive Income					4,959
Share based compensation	-	391	-	-	391
Dividends to shareholders	-	-	-	(5,955)	(5,955)

Balance at June 30, 2008	$596	$530,038	$(34,845)	$40,951	$536,740

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

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively.  We are currently evaluating the impact, if any, that FSP 03-6-1 will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS Statement No. 60. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We are currently evaluating the impact, if any, that SFAS 163 will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Statement No. 162 (“SFAS 162”), “The hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles) in the United States. This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption will have a material impact on its financial condition or results of operations.

In March 2008, the FASB issued FASB Statement No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities ”. SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our consolidated financial statements.

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

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of June 30, 2008 and December 31, 2007, are as follows:

(a) Available-for-Sale Fixed Maturities and Other Investments

June 30, 2008	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. Agency - mortgage backed securities	$397,730	$479	$(2,416)	$395,793
Corporate fixed maturities	355,260	428	(29,985)	325,703
Total available for sale fixed maturities	752,990	907	(32,401)	721,496
Other investments	15,485	-	(3,351)	12,134
Total investments	$768,475	$907	$(35,752)	$733,630

December 31, 2007	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. Agency - mortgage backed securities	$204,363	$660	$-	$205,023
Corporate fixed maturities	284,402	445	(15,081)	269,766
Total available for sale fixed maturities	488,765	1,105	(15,081)	474,789
Other investments	15,176	480	-	15,656
Total investments	$503,941	$1,585	$(15,081)	$490,445

(b) Investment Income

Net investment income was derived from the following sources:

	For the Three Months Ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007	For the Six Months Ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007
Fixed maturities	$7,128	$-	$13,968	$-
Cash and cash equivalents	1,093	59	1,384	59
Loan to related party	934	-	2,285	-
	9,155	59	17,637	59
Less:
Investment expenses	(316)	-	(813)	-
Interest expense on securities sold under agreements to repurchase	(1,076)	-	(1,452)	-
	$7,763	$59	$15,372	$59

(c) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2008, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three months and six months ended June 30, 2008, respectively there were no other-than-temporary declines in the fair values of investments held in our investment portfolio.

The tables below summarize the gross unrealized losses of our available-for-sale securities and other investments as of June 30, 2008:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. Agency mortgage backed securities	$323,578	(2,416)	$-	-	$323,578	(2,416)
Corporate fixed maturities	302,093	(29,985)	-	-	302,093	(29,985)
	625,671	(32,401)	-	-	625,671	(32,401)
Other investments	$12,134	(3,351)	$-	-	$12,134	(3,351)
Total temporarily impaired available-for-sale securities and other investments	$637,805	(35,752)	$-	-	$637,805	(35,752)

The tables below summarize the gross unrealized losses of our available-for-sale securities and other investments as of December 31, 2007:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. Agency mortgage backed securities	$-	-	$-	-	$-	-
Corporate fixed maturities	249,233	(15,081)	-	-	249,233	(15,081)
	249,233	(15,081)	-	-	249,233	(15,081)
Other investments	$-	-	$-	-	$-	-
Total temporarily impaired available-for-sale securities and other investments	$249,233	(15,081)	$-	-	$249,233	(15,081)

(d) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of June 30, 2008, there were $254,557 principal amount outstanding at interest rates between 2.5% and 2.8%. Interest expense associated with these repurchase agreements was $1,076 and $1,452 for the three and six months ended June 30, 2008, respectively; out of which $115 was accrued as of June 30, 2008. The Company has approximately $254,557 of collateral pledged in support of these agreements.

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

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities and securities sold under agreements to repurchase. Fair value of investments is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, the Company estimates the fair value of fixed maturities not traded in active markets, by referring to traded securities with similar attributes, using dealer quotations, a matrix pricing methodology, discounted cash flow analyses or internal valuation models. This methodology considers such factors as the issuer’s industry, the security’s rating and tenor, its coupon rate, its position in the capital structure of the issuer, yield curves, credit curves, prepayment rates and other relevant factors. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, these investments are classified as Level 2 investments and include obligations of U.S. government agencies, corporate debt securities and other mortgage backed securities.

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

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$721,496	$-	$721,496	$-
Other investments	12,134	-		12,134
	$733,630	$-	$721,496	$12,134
Liabilities:
Securities sold under agreements to repurchase, at contract value	(254,557)	-	(254,557)	-
	$479,073	$-	$466,939	$12,134

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of June 30, 2008:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning balance	$12,383	$15,656
Total net losses for the period included in:
Net income	-	-
Other comprehensive loss	(535)	(3,831)
Purchases, sales, issuances and settlements, net	286	309
Net transfers into (out of) Level 3	-	-
Ending balance as of June 30, 2008	$12,134	$12,134

5.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three months ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007	Six months ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007
Net income available to common shareholders	$13,792	$(77)	$26,308	$(77)

Weighted average number of common shares outstanding - basic	59,550,000	4,026,000	59,550,000	4,026,000
Potentially dilutive securities:	-	-	-	-
Warrants
Share options	-	-	-	-
Weighted average number of common shares outstanding - diluted	59,550,000	4,026,000	59,550,000	4,026,000

Basic and diluted earnings per common share:	$0.23	$(0.02)	$0.44	$(0.02)

As of June 30, 2008, the total weighted-average of 4,050,000 warrants and 859,707 share options were excluded from diluted earnings per share as they were anti-dilutive.

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS No. 123R’s fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $204 and $391 for the three and six months ended June 30, 2008, respectively.

The Company awarded options during the three months and six months ended June 30, 2008, respectively. The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

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

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the three months ended June 30, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2008	883,000	$10.00	9.5 years
Granted	79,000	10.00	9.9 years
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2008	962,000	$10.00	9.3 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the six months ended June 30, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.1 years
Granted	246,000	10.00	9.7 years
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2008	962,000	$10.00	9.3 years

The weighted average grant date fair value was $3.33 for all options outstanding at June 30, 2008. There was approximately $2,471 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of June 30, 2008.

7.	Dividend Declared

A dividend was declared on June 4, 2008. The Company’s Board of Directors approved a quarterly cash dividend of $0.05 per common share payable to shareholders of record as of July 1, 2008. The dividend was paid on July 15, 2008.

On July 31, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.05 per common share . This dividend is payable October 13, 2008 to shareholders of record on October 2, 2008.

8.	Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the Chief Executive Officer and Director of AmTrust. The following describes transactions between the Company and AmTrust.

Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended, by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Insurance”) to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by the AmTrust Ceding Insurers, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust Ceding Insurers’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust Ceding Insurers’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust Ceding Insurers.

On June 11, 2008, the Company and AmTrust amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (UBI). Under the amendment, AmTrust's subsidiaries cede, upon collection, to Maiden 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust cedes to Maiden 40% of net premium written, effective as of June 1, 2008. Maiden will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business.

The Company recorded approximately $24,090 and $43,865 of ceding commission expense for the three and six months ended June 30, 2008, respectively as a result of this transaction.

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

The following is the effect on the Company’s balance sheet as of June 30, 2008 and December 31, 2007 and the results of operations for the three and six months ended June 30, 2008 related to the Reinsurance Agreements with AmTrust:

Assets and (liabilities):	June 30, 2008	December 31, 2007
Loan to related party	$167,975	$113,542
Reinsurance balances receivable, net	94,301	27,891
Accrued interest on loan to related party	962	240
Deferred commission and other acquisition costs	84,840	42,501
Loss and loss adjustment expense reserves	(82,667)	(38,485)
Unearned premiums	(255,119)	(137,099)

Results of operations:	Three months ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007	Six months ended June 30, 2008	Period from May 31, 2007 (inception) to June 30, 2007
Net premium written - assumed	$171,245	$-	$258,959	$-
Change in unearned premium - assumed	(94,602)	-	(118,020)	-
Net earned premium - assumed	76,643	-	140,939	-

Commission and other acquisition costs on premium written	58,077	-	86,543	-
Commission and other acquisition costs- deferred	(32,913)	-	(40,625)	-
Ceding commission expensed	25,164	-	45,918	-

Loss and loss adjustment expense	43,363	-	80,762	-

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. The amount of the collateral, in the form of a loan at June 30, 2008 was $167,975 and the accrued interest was $962. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $953 and $1,750 of reinsurance brokerage expense for the three and six months ended June 30, 2008, respectively and deferred reinsurance brokerage of $3,101 as at June 30, 2008 as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI ‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $410 expense, which is included in other operating expenses, for the three and six months ended June 30, 2008.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20%. The Company recorded approximately $258 and $716 of investment management fees for the three and six months ended June 30, 2008, respectively as a result of this agreement.

9.	Segments

The Company currently operates two business segments, Reinsurance - AmTrust Quota Share and Reinsurance - Other. The Company evaluates segment performance based on segment profit and includes an allocation of investment income based on the average investment return on the actual cash generated by the segment as the Company does not manage its investment portfolio by segment. Other expenses are allocated on an actual basis except salaries and benefits where management’s judgment is applied, the Company does not allocate general corporate expenses to the segments. The following tables summarize business segments as follows:

Three months ended June 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$168,068	$3,183	$-	$171,251
Earned premium	76,246	1,092	-	77,338
Investment income and other revenues	1,031	-	6,771	7,802
Total revenues	77,277	1,092	6,771	85,140
Expenses
Loss and loss adjustment expenses	43,213	397	-	43,610
Commission and other acquisition expenses	25,043	455	-	25,498
Other expenses	201	480	1,559	2,240
Total expenses	68,457	1,332	1,559	71,348
Net income (loss)	$8,820	$(240)	$5,212	$13,792

Six months ended June 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$251,016	$22,667	$-	$273,683
Earned premium	140,036	2,607	-	142,643
Investment income and other revenues	2,382	-	13,153	15,535
Total revenues	142,418	2,607	13,153	158,178
Expenses
Loss and loss adjustment expenses	80,421	1,025	-	81,446
Commission and other acquisition expenses	45,614	1,144	-	46,758
Other expenses	377	629	2,660	3,666
Total expenses	126,412	2,798	2,660	131,870
Net income (loss)	$16,006	$(191)	$10,493	$26,308

Period from May 31, 2007 (inception) to June 30, 2007	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$-	$-	$-	$-
Earned premium	-	-	-	-
Investment income and other revenues	-	-	59	59
Total revenues	-	-	59	59
Expenses
Loss and loss adjustment expenses	-	-	-	-
Commission and other acquisition expenses	-	-	-	-
Other expenses	-	-	136	136
Total expenses	-	-	136	136
Net income (loss)	$-	$-	$(77)	$(77)

	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and Other	Total
As of June 30, 2008
Reinsurance balances receivable	$89,019	$12,914	$-	$101,933
Deferred commission and other acquisition costs	82,482	8,529	-	91,011
Loan to related party	167,975	-	-	167,975
Corporate and other assets	14,993	-	797,766	812,759
Total assets	$354,469	$21,443	$797,766	$1,173,678

	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and Other	Total
As of December 31, 2007
Reinsurance balances receivable	$27,990	$-	$-	$27,990
Deferred commission and other acquisition costs	44,215	-	-	44,215
Loan to related party	113,542	-	-	113,542
Corporate and other assets	-	-	529,861	529,861
Total assets	$185,747	$-	$529,861	$715,608

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30, 2008		Period from May 31, 2007 (inception) to June 30, 2007		Six months ended June 30, 2008		Period from May 31, 2007 (inception) to June 30, 2007
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Workers Compensation	$29,399	17.16	$-	-	$73,056	26.69	$-	-
Specialty Middle Market Property & Casualty	14,614	8.53	-	-	21,481	7.84	-	-
Specialty Risk and Extended Warranty	37,251	21.75	-	-	69,675	25.45	-	-
Unitrin Business Insurance (UBI)	86,804	50.70	-	-	86,804	31.72	-	-
Total Reinsurance - AmTrust Quota Share	$168,068	98.14	$-	-	$251,016	91.70	$-	-
Reinsurance - Other	3,183	1.86			22,667	8.30
	$171,251	100.00	$-	-	$273,683	100.00	$-	-
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Workers Compensation	$32,404	41.90	$-	-	$64,284	45.06	$-	-
Specialty Middle Market Property & Casualty	8,989	11.62	-	-	19,303	13.53	-	-
Specialty Risk and Extended Warranty	21,408	27.68	-	-	43,004	30.14	-	-
Unitrin Business Insurance (UBI)	13,445	17.39	-	-	13,445	9.43	-	-
Total AmTrust Quota Share	$76,246	98.59	$-	-	$140,036	98.16	$-	-
Reinsurance - Other	1,092	1.41	-	-	2,607	1.84	-	-
	$77,338	100.00	$-	-	$142,643	100.00	$-	-

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Maiden Holdings and its consolidated subsidiary.

The following is a discussion and analysis of our results of operations for the three and six month periods ended June 30, 2008 and our financial condition as of June 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report to Security Holders for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008.

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). We intend that the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 apply to these forward-looking statements. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These forward looking statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions. Factors that could cause such forward-looking statements not to be realized (which are described in more detail included or incorporated by reference herein and in other documents filed by us with the SEC) include, but are not limited to:

•	claims development;
•	general economic conditions and conditions specific to the reinsurance markets in which we operate;
•	pricing competition;
•	rating agency policies and practices;
•	catastrophic events;
•	material fluctuations in interest rates;
•	tax and regulatory changes and conditions; and
•	loss of key executives.

Other factors, such as changes in U.S. and global debt markets resulting from general economic conditions, market disruptions and significant interest rate fluctuations and changes in credit spreads, may adversely impact our investments or impede our access to, or increase the cost of, financing our operations. We caution that the foregoing list of important factors is not intended to be, and is not, exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-Q reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph.

Our policy is to communicate events that we believe may have a material adverse impact on the Company’s operations or financial position, in a timely manner through a public announcement. It is also our policy not to make public announcements regarding events that we believe have a non-material impact to the Company’s operations or financial position based on management’s estimates and current information, other than through regularly scheduled calls, press releases or filings.

Overview

We are a Bermuda holding company organized to provide reinsurance business solutions to the property and casualty industry through Maiden Insurance, our reinsurance company subsidiary incorporated and licensed as a Class 3 insurer in Bermuda. Our solutions include quota share reinsurance as well as excess of loss reinsurance.

We offer our products to small specialty property and casualty insurance companies located in the United States and Europe that are seeking to efficiently manage their capital. We may also reinsure other reinsurers of U.S. and European specialty property and casualty insurance business that have similar objectives. We also conduct business with managing general agents in the United States and Europe that manage programs that fit our expertise in specialty insurance as well as Lloyd’s syndicates and program administrators. We may on occasion, make strategic investments in some of our clients in order to enable those clients to expand their business and therefore the amount of business they do with us. We do not currently hold any such investments.

We manage our business through two operating segments; Reinsurance - Amtrust Quota Share and Reinsurance - Other.

Reinsurance - AmTrust Quota Share

We entered into a quota share reinsurance agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, which provides quota share reinsurance to AmTrust’s insurance company subsidiaries. We also entered into a master agreement with AmTrust pursuant to which we will cause Maiden Insurance, and AmTrust will cause its insurance company subsidiaries, through AII, to reinsure 40% of all business (net of reinsurance with unaffiliated reinsurers) of the types written, as of the effective date of the master agreement, by the insurance subsidiaries and Maiden Insurance will have an option to reinsure any new types of business that they may write. Effective as of July 1, 2007, we reinsure 40% of all business (net of reinsurance with unaffiliated reinsurers) written by AmTrust’s insurance company subsidiaries that is subject to the reinsurance agreement. In addition, we also assumed through AII, effective as of July 1, 2007, 40% of the unearned premium reserve of AmTrust’s insurance subsidiaries (and the corresponding loss exposure). Maiden Insurance pays AII a ceding commission of 31% based on ceded written premiums. The reinsurance agreement has an initial term of three years and will be extended for further terms of three years unless either party elects not to renew.

On June 11, 2008, the Company and AmTrust amended the quota share to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (UBI). Under the amendment, AmTrust's subsidiaries cede, upon collection, to Maiden Insurance 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust agreed to cede to Maiden 40% of net premium written, effective as of June 1, 2008. Maiden Insurance will pay AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business.

We also entered into an asset management agreement with AIIM, a subsidiary of AmTrust, having an initial term of one year which will extend for further terms of one year unless either party elects not to renew. The Company recorded approximately $0.26 million and $0.72 million of investment management fees in the three and six months ended June 30, 2008, respectively.

We also entered into a reinsurance brokerage agreement with a subsidiary of AmTrust pursuant to which we receive reinsurance brokerage services in exchange for a fee of 1.25% of all premiums we reinsure from AmTrust. The Company recorded approximately $0.95 million and $1.75 million of reinsurance brokerage expense for the three month and six month period ended June 30, 2008, respectively.

Reinsurance - Other

We continue to see increased flow of submission of reinsurance opportunities. Reinsurance intermediaries are the primary source of these opportunities. We have adopted a disciplined underwriting posture and thoroughly review all reinsurance opportunities before determining whether to participate. Between November 6, 2007 and July 23, 2008, we have received 267 reinsurance submissions. We have entered into seven reinsurance agreements for business other than the Quota Share Agreement with AmTrust with a gross premium written of $22.7 million. These contracts are, by gross premium written, 65% quota share and 35% excess of loss. By line of risk the split is 40% workers’ compensation, 15% auto liability and 45% is specialty risk and general liability.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $410 expense, which is included in other operating expenses, for the three and six months ended June 30, 2008.

Principal Revenue and Expense Items

Revenues

We derive our revenue primarily from premiums assumed on reinsurance contracts net of any inuring reinsurance. Reinsurance premiums assumed are estimated based on reports and other information provided by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies are adjusted to reflect management's best judgments and expectations. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned on a basis consistent with the terms of the underlying related insurance contracts. In addition, our revenues include income from our investment portfolio, comprising net investment income and net realized gains and losses. Investment income is principally derived from interest earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net realized gains or losses include net realized investment gains or losses from the sale of investments.

Expenses

In our consolidated results, expenses consist of loss and loss adjustment expenses, commission and other acquisition expenses, salaries and benefits and operating expenses. Depending on the terms of the reinsurance agreements that we negotiate, our expenses may also include excise taxes, which are calculated as a percentage (1% for purposes of United States federal excise tax (“FET”)) of premiums ceded to us. Under our quota share reinsurance agreement with AmTrust, all payments of FET are the responsibility of AmTrust.

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

Under our quota share reinsurance agreement with AII, except for the Retail Commercial Package Business, we pay a ceding commission of 31% calculated as a percentage of ceded premiums. On the Retail Commercial Package Business, we pay to AmTrust a ceding commission of 34.375%.

Reinsurance brokerage expense includes the 1.25% reinsurance brokerage fee that we pay to an AmTrust subsidiary on all reinsurance ceded by AmTrust as well as other reinsurance brokerage fees and commission expense we may incur to other intermediaries.

Salaries and benefits. These payments comprise officers and employees salaries and related costs.

Other Operating Expenses. Other operating expenses consist of other expenses related to our operations. Other operating expenses consist of general & administrative expenses such as fees payable to IGI under the brokerage services agreement, professional fees, rent, office supplies, depreciation and all other operating expenses not otherwise classified separately.

Ratios

Management measures results for each segment on the basis of the “net loss ratio,” “net expense ratio,” and the “net combined ratio”.

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

We also use the following ratios:

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

Premiums Written and Net Leverage Ratio. We use gross premiums written to measure our sales of reinsurance products. Gross premiums written also correlates to our ability to generate net premiums earned. We target a net leverage ratio, of between approximately 1.2 to 1 and approximately 1.5 to 1 after a start-up period. Our annualized net leverage ratio was 1.28 to 1 and 1.02 to 1 for the three and six months period ended June 30, 2008, respectively.

Net Loss Ratio. The loss ratio measures the underwriting profitability of our reinsurance business. We target the pricing of our products to achieve a loss ratio of approximately 55.0% to 65.0% over time. Our loss ratio was 56.4% and 57.1% for the three and six months ended of June 30, 2008, respectively.

Net Expense Ratio. We calculate our underwriting expense ratio on a gross basis (before the effect of ceded reinsurance) to measure our operational efficiency and on a net basis (after the effect of ceded reinsurance and related ceding commission income) to measure the effects on our consolidated net income. Our underwriting expense ratio on a gross basis was 35.9% and 35.3% for the three and six months ended June 30, 2008, respectively. As we have not retroceded any amounts as of June 30, 2008 the expense ratio on a net basis was also 35.9% and 35.3% for the three and six months ended June 30, 2008, respectively.

Net Combined Ratio. We use the combined ratio to measure our underwriting performance. We analyze the combined ratio on a gross (before the effect of reinsurance) and net basis (after the effect of reinsurance). If the combined ratio is at or above 100%, we are not underwriting profitably and will not be profitable unless investment income is sufficient to offset underwriting losses. Our combined ratio was 92.3% and 92.4% for the three and six months ended June 30, 2008, respectively. We plan to write additional premiums without a proportional increase in expenses and further reduce the expenses component of our net combined ratio.

Net Income and Return on Average Equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. Our target for return on average equity is 15% or better. Our annualized return on equity was 10.4% and 9.8% for the three and six months ended June 30, 2008, respectively.

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

Results of Operations

The Company was incorporated on May 31, 2007 and the Company’s subsidiary Maiden Insurance was incorporated on June 29, 2007 and commenced insurance operations effective July 1, 2007, therefore there are no insurance activities for the three and six month periods ended June 30, 2007.

	For the Three Months Ended June 30, 2008	Period from May 31 (inception) to June 30, 2007	For the Six Months Ended June 30, 2008	Period from May 31 (inception) to June 30, 2007
Revenues:
Premium income:
Net premiums written (primarily with related parties - see note 8)	$171,251	$-	$273,683	$-
Change in unearned premiums	(93,913)	-	(131,040)	-
Net earned premium	77,338	-	142,643	-
Net investment income	7,763	59	15,372	59
Net realized investment gains	39	-	163	-
Total revenues	85,140	59	158,178	59
Expenses:
Loss and loss adjustment expenses (primarily with related parties - see note 8)	43,610	-	81,446	-
Commission and other acquisition expenses (primarily with related parties - see note 8)	25,498	-	46,758	-
Salaries and benefits	615	-	1,147	-
Other operating expenses	1,625	136	2,519	136
Total expenses	71,348	136	131,870	136

Net income (loss)	$13,792	$(77)	$26,308	$(77)

Basic and diluted earnings per common share	$0.23	$(0.02)	$0.44	$(0.02)
Dividends declared per common share	$0.05	$-	$0.10	$-

Key measures:
Net loss ratio	56.4%	N/A	57.1%	N/A
Net expense ratio	35.9%	N/A	35.3%	N/A
Net combined ratio	92.3%	N/A	92.4%	N/A

Consolidated Result of Operations for the three and six months ended June 30, 2008.

Net Premium Written. Net premium written was $171.3 million and $273.7 million for the three and six months ended June 30, 2008, respectively. 98.14% and 91.72 % of those premiums for the three and six months ended June 30, 2008, respectively were assumed under the reinsurance agreement with AII. Included in the net premium written for the quarter is a $82.2 million unearned premium (net of inuring reinsurance) transfer from AII relating to the acquisition of UBI's in-force book of business which is non-recurring.

Net Premium Earned. Net premium earned was $77.3 million and $142.6 million for the three and six months ended June 30, 2008, respectively. 98.59% and 98.17 % of those premiums for the three and six months ended June 30, 2008, respectively were assumed under the reinsurance agreement with AII. Included in net premium earned for the quarter is $13.4 million in premium earned on the UBI unearned premium transaction.

Net Investment Income. Net investment income was approximately $7.8 million and $15.3 million for the three and six months ended June 30, 2008, respectively. Average invested assets for the period were approximately $660 million and $667 million for the three and six months ended June 30, 2008, respectively. The yields were approximately 4.7% and 4.6% for the three and six months ended June 30, 2008, respectively. We expect investment income to increase over time as more assets are invested.

Net Realized Gain on Investments. Net realized gains on investments was $0.039 million and $0.163 million for the three and six months ended June 30, 2008, respectively.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $43.6 million and $81.4 million for the three and six months ended June 30, 2008, respectively. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses were $25.4 million and $46.8 million for the three and six months ended June 30, 2008, respectively. The expense resulted primarily from commission and brokerage expenses of $25.1 million and $45.9 million for the three and six months ended June 30, 2008, respectively associated with entering into the reinsurance agreement with AII.

The Company currently operates two business segments, Reinsurance - AmTrust Quota Share and Reinsurance - Other. The Company evaluates segment performance based on segment profit, which excludes realized gains and losses, general corporate expenses and any other non-core business income or expenses. The following tables summarize business segments as follows:

Three months ended June 30, 2008	Reinsurance - Amtrust Quota Share	Reinsurance - Other	Total Reinsurance	Corporate and other	Total
Revenues
Net premium written	$168,068	3,183	171,251	-	$171,251
Earned premium	76,246	1,092	77,338		77,338
Investment income and other revenues	1,031	-	1,031	6,771	7,802
Total revenues	$77,277	1,092	78,369	6,771	$85,140
Expenses
Loss and loss adjustment expenses	43,213	397	43,610	-	43,610
Commission and other acquisition expenses	25,043	455	25,498	-	25,498
Other expenses	201	480	681	1,559	2,240
Total expenses	$68,457	1,331	69,789	1,559	$71,348
Net income (loss)	$8,820	(239)	8,581	5,212	$13,792

Loss Ratio	56.7%	36.3%	56.4%	-	56.4%
Expense Ratio	33.1%	85.5%	33.8%	2.1%	35.9%
Combined Ratio	89.8%	121.9%	90.2%	2.1%	92.3%

Six months ended June 30, 2008	Reinsurance - Amtrust Quota Share	Reinsurance - Other	Total Reinsurance	Corporate and other	Total
Revenues
Net premium written	$251,016	22,667	273,683	-	$273,683
Earned premium	140,036	2,607	142,643		142,643
Investment income and other revenues	2,382	-	2,382	13,153	15,535
Total revenues	$142,418	2,607	145,025	13,153	$158,178
Expenses
Loss and loss adjustment expenses	80,421	1,025	81,446	-	81,446
Commission and other acquisition expenses	45,614	1,144	46,758	-	46,758
Other expenses	377	629	1,006	2,660	3,666
Total expenses	$126,412	2,798	129,210	2,660	$131,870
Net income (loss)	$16,006	(191)	15,815	10,493	$26,308

Loss Ratio	57.4%	39.3%	57.1%	-	57.1%
Expense Ratio	32.8%	68.0%	33.5%	1.8%	35.3%
Combined Ratio	90.3%	107.3%	90.6%	1.8%	92.4%

Period from May 31, 2007 (inception) to June 30, 2007	Reinsurance - Amtrust Quota Share	Reinsurance - Other	Total Reinsurance	Corporate and other	Total
Revenues
Net premium written	$-	-	-	-	$-
Earned premium	-	-	-		-
Investment income and other revenues	-	-	-	59	59
Total revenues	$-	-	-	59	$59
Expenses
Loss and loss adjustment expenses	-	-	-	-	-
Commission and other acquisition expenses	-	-	-	-	-
Other expenses	-	-	-	136	136
Total expenses	$-	-	-	136	$136
Net income (loss)	$-	-	-	(77)	$(77)

Loss Ratio	n/m	n/m	n/m	n/m	n/m
Expense Ratio	n/m	n/m	n/m	n/m	n/m
Combined Ratio	n/m	n/m	n/m	n/m	n/m

n/m - not meaningful

Since the Company’s insurance operations did not commence until June 29, 2007, a detailed segment discussion has not been included. Any significant change has already been discussed in the consolidated results of operations.

Liquidity and Capital Resources

Maiden Holdings is a holding company, and as such, has no direct operations of its own. Substantially all of our operations are conducted by Maiden Insurance. Accordingly, we will have continuing cash needs for administrative expenses, dividends and the payment of principal and interest on any future borrowings. Funds to meet these obligations will come primarily from dividend payments from Maiden Insurance, however, there are restrictions on the payment of dividends by our insurance subsidiary. These restrictions, as well as our liquidity, principal capital requirements and related matters are described in more detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” Annual Report to Security Holders for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008.

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

The following table is a summary of our statement of cash flows:

	Six months ended June 30, 2008 (in thousands)	Period from May 31, 2007 (inception) to June 30, 2007 (in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$78,271	(162)
Investing activities	(291,409)	-
Financing activities	251,579	50,000
Change in cash and cash equivalents	$38,411	49,838

Net cash provided by operating activities was positive for the six months ended June 30, 2008.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales) of investments. For the six months ended June 30, 2008, the Company’s purchases and sales of fixed-maturity securities totaled $310 million and $73.4 million, respectively and the loan to related party increased by $54.4 million

Cash used in financing activities for the six months ended June 30, 2008 consisted of net acquisition of $254.6 million of securities sold under agreements to repurchase and dividend payments of $3 million. In the period ended June 30, 2007, cash received for share subscriptions totaled $50 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of June 30, 2008, there were $254.6 million principal amount outstanding at interest rates between 2.5% and 2.8%. Interest expense associated with these repurchase agreements was $1.1 million and $1.5 million for the three and six months ended June 30, 2008. Out of which $0.1 million was accrued as of June 30, 2008. The Company has approximately $254.6 million of collateral pledged in support of these agreements.

Restrictions on Dividend Payments from Maiden Insurance

Bermuda legislation imposes limitations on the dividends that Maiden Insurance may pay. As a regulated insurance company in Bermuda, Maiden Insurance is required under the Insurance Act to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause Maiden Insurance to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, Maiden Insurance may not declare or pay dividends without the approval of the Bermuda Monetary Authority (“BMA”) if Maiden Insurance fails to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, Maiden Insurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its financial statements for the previous year. In addition, under the Companies Act, Maiden Insurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of June 30, 2008, we were in compliance with all solvency margin and minimum liquidity ratio requirements.

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

In 2007, Maiden Insurance elected to satisfy its collateral obligations under the Quota Share Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII. As of June 30, 2008, cash and assets totaling $168 million, an increase of $54.4 million from December 31, 2007, were loaned to AII. As a result of the loan and the possible use of Regulation 114 trusts in the future, a substantial portion of our assets, including a disproportionate share of our higher-quality fixed-income investments, will not be available to us for other uses, which will reduce our financial flexibility.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $281.6 million, or 53.5% to $807.8 million at June 30, 2008 from $526.2 million as of December 31, 2007. Our fixed maturities are classified as available for sale as of June 30, 2008, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturity securities, gross, as of this date had a fair value of $721.5 million and an amortized cost of $753 million. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	June 30, 2008		December 31, 2007
	Carrying value	Percentage of portfolio	Carrying value	Percentage of portfolio

Cash and cash equivalents	74,170	9%	35,729	7%
U.S. Agency - mortgage backed securities	395,793	49%	205,023	39%
Corporate fixed maturities	325,702	40%	269,766	51%
Other investments	12,134	2%	15,656	3%
Total	807,800	100%	526,174	100%

Over 91% of our fixed maturities are A- rated or better. All of the U.S. Agency - mortgage backed securities we own are AAA rated.

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

During the three months and six months ended June 30, 2008, respectively, based on the criteria above, we determined that no securities were other-than-temporarily-impaired.

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

Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2008, we had fixed maturity securities with a fair value of $721.5 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of June 30, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
200 basis point increase	$676,851	$(44,645)	-8%
100 basis point increase	698,537	(22,959)	-4%
No change	721,496	-	0%
100 basis point decrease	746,750	25,254	5%
200 basis point decrease	$773,578	$52,082	10%

The interest rate sensitivity on the $167,975 loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, a fluctuation of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

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

PART II - OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities during the three months ended June 30, 2008.

Item 4.  Submission of matters to a vote of security holders

The 2008 Annual General Meeting of Shareholders of Maiden Holdings, Ltd was held on June 19, 2008. Proxies with regard to the matters voted upon at the Annual General Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual General Meeting and the results of voting on each such matter.

(a)	Election of six directors to serve until the 2009 Annual General Meeting of the shareholders.

	Votes
Nominee	For	Withhold all nominees	Withhold authority to vote for any individual authority
Barry D. Zyskind*	44,368,714	2,406,500	6,497,850
Max G. Caviet*	44,368,714	2,406,500	6,497,850
Raymond M. Neff*	50,868,564	2,406,500	-
Simcha Lyons*	50,868,564	2,406,500	-
Yehuda L. Neuberger*	44,368,714	2,406,500	6,497,850
Stephen H. Nigro*	50,868,564	2,406,500	-
Max G. Caviet**	44,368,714	2,406,500	-
Ben Turin**	50,868,564	2,406,500	-

* Directors of Maiden Holdings, Ltd.
** Directors of Maiden Insurance Company, Ltd.

(b)	Removal of Pricewaterhousecoopers as independent registered public accounting firm of the Company.

Votes
For	Against	Abstain
50,868,564	7,500	-

(c)	Appointment of BDO Seidman, LLP, to act as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes
For	Against	Abstain
50,868,564	7,500	-

(d)	Authorization of the removal of Pricewaterhousecoopers as Maiden Insurance’s independent auditor.

Votes
For	Against	Abstain
50,868,564	7,500	-

(e)	Authorization of the appointment of Arthur Morris & Company as Maiden Insurance’s independent auditor for the fiscal year ending December 31, 2008.

Votes
For	Against	Abstain
50,868,564	7,500	-

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2008.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2008.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Maiden Holdings, Ltd.
(Registrant)

Date: August 13, 2008	/s/ Max G. Caviet
Max G. Caviet President and Chief Executive Officer

/s/ Michael J. Tait
Michael J. Tait Chief Financial Officer