Form 10-Q
period 2008-09-30
Maiden Holdings, Ltd.
filed 2008-11-14
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-33143

Maiden Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	04-3106389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

48 Par-la-Ville Road, Suite 1141 HM11	HM11
(Address of principal executive offices)	(Zip Code)

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

As of August 15, 2008, the Registrant had one class of Common Stock ($.01 par value), of which 59,550,000 shares were issued and outstanding.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007	3

	Consolidated Statements of Income for the three months ended September 30, 2008 and 2007, nine months ended September 30, 2008 and period from May 31, 2007 (inception) to September 30, 2007 (Unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and period from May 31, 2007 (inception) to September 30, 2007 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2008 and period from May 31, 2007 (inception) to September 30, 2007 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 4.	Submission of Matters to a vote of Security Holders	31

Item 6.	Exhibits	32

	Signatures

PART 1 - FINANCIAL INFORMATION
  Item 1. Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands (000’s), except per share data)

	(Unaudited) September 30, 2008	December 31, 2007
Assets
Fixed maturities, available-for-sale, at fair value (amortized cost $749,798 ; $488,765)	$687,186	$474,789
Other investments, at fair value (cost $10,315; $15,176)	10,071	15,656
Total investments	697,257	490,445
Cash and cash equivalents	82,443	35,729
Accrued investment income	5,423	3,204
Reinsurance balances receivable, net (primarily with related parties - see note 8)	98,779	27,990
Loan to related party (see note 8)	167,975	113,542
Prepaid expenses and other assets	420	454
Deferred commission and other acquisition costs (primarily with related parties - see note 8)	88,615	44,215
Furniture and equipment, net	63	29

Total Assets	$1,140,975	$715,608
Liabilities and Shareholders’ Equity
Liabilities
Loss and loss adjustment expense reserves (primarily with related parties - see note 8)	$123,621	$38,508
Unearned premiums (primarily with related parties - see note 8)	267,799	137,166
Accrued expenses and other liabilities	4,670	2,589
Due to broker	5,656	-
Securities sold under agreements to repurchase, at contract value	260,775	-

Total Liabilities	662,521	178,263

Shareholders’ Equity:
Common shares, $0.01 par value; 100,000,000 shares authorized, 59,550,000 issued and outstanding	596	596
Additional paid-in capital	530,258	529,647
Accumulated other comprehensive loss	(62,856)	(13,496)
Retained earnings	10,456	20,598
Total Shareholders’ Equity	478,454	537,345
Total Liabilities and Shareholders’ Equity	$1,140,975	$715,608

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands (000’s), except per share data)
(Unaudited)

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	Period from May 31, 2007 (inception) to September 30, 2007

Revenues:
Premium income:
Net premiums written (primarily with related parties - see note 8)	$113,187	$190,801	$386,870	$190,801
Change in unearned premiums	408	(127,835)	(130,631)	(127,835)
Net earned premium	113,595	62,966	256,239	62,966
Net investment income	8,974	7,503	24,346	7,562
Net realized investment gains(loss)	(42,538)	87	(42,375)	87
Total revenues	80,031	70,556	238,210	70,615
Expenses:
Loss and loss adjustment expenses (primarily with related parties - see note 8)	66,915	37,667	148,362	37,667
Commission and other acquisition expenses (primarily with related parties - see note 8)	38,299	20,307	85,057	20,307
Salaries and benefits	673	211	1,820	211
Foreign exchange loss	359	1	364	1
Other operating expenses	1,301	1,030	3,816	1,166
Total expenses	107,547	59,216	239,419	59,352

Net income (loss)	$(27,516)	$11,340	(1,209)	$11,263

Basic and diluted earnings (loss) per common share	$(0.46)	$0.20	(0.02)	$0.25
Dividends declared per common share	$0.05	$0.025	0.15	$0.025

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands (000’s), except per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2008	Period from May 31, 2007 (inception) to September 30, 2007
Cash flows from operating activities:
Net income (loss)	$(1,209)	$11,263
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation	18	1
Net realized gain on sales of investments	(163)	(87)
Other than temporary impairment on investments	42,538	-
Foreign exchange loss on revaluation	356	-
Amortization of bond premium and discount	(2,040)	(135)
Amortization of share-based compensation expense	611	137
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(71,145)	(113,114)
Accrued investment income	(2,219)	(3,210)
Deferred commission and other acquisition costs	(44,400)	(41,227)
Prepaid expenses and other assets	34	(574)
Changes in liabilities - increase (decrease):
Accrued expenses and other liabilities	(897)	1,646
Loss and loss adjustment expense reserves	85,113	21,514
Unearned premiums	130,633	127,835
Net cash provided by operating activities	137,230	4,049
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(379,010)	(414,152)
Purchases of other investments	(340)	-
Sale of investments:
Proceeds from sales of fixed-maturity securities	-	49,377
Proceeds from maturities and calls on fixed maturity investments	88,499	861
Purchase of furniture and equipment	(52)	(25)
Loan to related party	(54,433)	-
Net cash used in investing activities	(345,336)	(363,939)
Cash flows from financing activities:
Repurchase agreements, net	260,775	-
Common shares issuance	-	529,919
Dividend paid	(5,955)	-
Net cash provided by financing activities	254,820	529,919
Net increase in cash and cash equivalents	46,714	170,029
Cash and cash equivalents, beginning of period	35,729	-
Cash and cash equivalents, end of period	$82,443	$170,029

See accompanying notes to the unaudited consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands (000’s), except per share data)
(Unaudited)

For the Period from May 31, 2007 (inception) to September 30, 2007	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at May 31, 2007	$-	$-	$-	$-	$-
Shares issued, net	596	529,323			529,919

Net income	-	-	-	11,263	11,263
Net unrealized losses	-	-	(4,700)	-	(4,700)
Comprehensive Income					6,563
Share based compensation	-	137	-	-	137
Dividends to shareholders	-	-	-	(1,489)	(1,489)
Balance at September 30, 2007	$596	$529,460	$(4,700)	$9,774	$535,130

For the Nine Months Ended September 30, 2008	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$537,345

Net loss	-			(1,209)	(1,209)
Net unrealized losses	-		(49,360)	-	(49,360)
Comprehensive Income					(50,569)
Share based compensation	-	611			611
Dividends to shareholders	-			(8,933)	(8,933)

Balance at September 30, 2008	$596	$530,258	$(62,856)	$10,456	$478,454

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

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP 157-3 amends FASB 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FASB 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP 157-3 in the third quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

In June 2008, the FASB issued FSP No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings Per Share.” This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and requires all presented prior-period earnings per share data to be adjusted retrospectively.  We are currently evaluating the impact, if any, that FSP 03-6-1 will have on our consolidated financial statements.

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

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of September 30, 2008 and December 31, 2007, are as follows:

(a) Available-for-Sale Fixed Maturities and Other Investments

September 30, 2008	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. Agency - mortgage backed securities	$410,399	$3,983	$(3,417)	$410,965
Corporate fixed maturities	339,399	196	(63,374)	276,221
Total available for sale fixed maturities	749,798	4,179	(66,791)	687,186
Other investments	10,315	-	(244)	10,071
Total investments	$760,113	$4,179	$(67,035)	$697,257

December 31, 2007	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. Agency - mortgage backed securities	$204,363	$660	$-	$205,023
Corporate fixed maturities	284,402	445	(15,081)	269,766
Total available for sale fixed maturities	488,765	1,105	(15,081)	474,789
Other investments	15,176	480	-	15,656
Total investments	$503,941	$1,585	$(15,081)	$490,445

  (b) Investment Income

Net investment income was derived from the following sources:

	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007	For the Nine Months Ended September 30, 2008	Period from May 31, 2007 (inception) to September 30, 2007
Fixed maturities	$9,394	$3,822	$23,362	$3,822
Cash and cash equivalents	441	4,169	1,824	4,228
Loan to related party	1,481	-	3,766	-
	11,316	7,991	28,952	8,050
Less:
Investment expenses	(290)	(488)	(1,103)	(488)
Interest expense on securities sold under agreements to repurchase	(2,052)	-	(3,503)	-
	$8,974	$7,503	$24,346	$7,562

(c) Other-Than-Temporary Impairment

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of September 30, 2008, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  During the three months and nine months ended September 30, 2008, the Company recognized other than temporary impairment on Lehman Brothers Inc. and Washington Mutual, Inc. fixed income securities and other investments of $17,376, $19,961 and $5,201, respectively. Other than those mentioned above, there were no other-than-temporary declines in the fair values of investments held in our investment portfolio.

The tables below summarize the gross unrealized losses of our available-for-sale securities and other investments as of September 30, 2008:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. Agency mortgage backed securities	$115,819	(2,371)	$58,645	(1,045)	$174,464	(3,417)
Corporate fixed maturities	103,922	(19,856)	158,025	(43,518)	261,947	(63,374)
	219,741	(22,227)	216,670	(44,564)	436,411	(66,791)
Other investments	$4,756	(244)	$-	-	$4,756	(244)
Total temporarily impaired available-for-sale securities and other investments	$224,497	(22,471)	$216,670	(44,564))	$441,167	(67,035)

As of September 30, 2008, there were approximately 35 securities in an unrealized loss position with a fair value of $441.2 million. Of these securities, there are 23 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $216.7 million.

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

As of September 30, 2007, there were approximately 18 securities in an unrealized loss position with a fair value of $249.2 million. None of these securities have been in an unrealized loss position for 12 months or greater.

(d) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of September 30, 2008, there were $260,775 principal amount outstanding at interest rates between 2.5% and 3.8%. Interest expense associated with these repurchase agreements was $2,052 and $3,503 for the three and nine months ended September 30, 2008, respectively; out of which $259 was accrued as of September 30, 2008. The Company has approximately $260,775 of collateral pledged in support of these agreements.

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

            For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy.   The Company receives the quoted market prices from third party, nationally, recognized pricing services (“pricing service”).  When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value.  The fair value estimates are included in the Level 2 hierarchy (approximately 98.6% of total investment portfolio).  The Company will challenge any prices for its investments which are considered to not represent fair value.    If quoted market prices and an estimate from a pricing service is unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service.  Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy.  The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

Fixed Maturities (Available for Sale).  The Company utilizes a pricing service to estimate fair value measurements for approximately 89% of its fixed maturities.  The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets.  Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing.  The pricing service utilized by the Company has indicated they will only produce an estimate of fair value if there is verifiable information to produce a valuation.  As the fair value estimates of most fixed maturity investments are based on observable market information rather than market quotes, the estimates of fair value other than U.S. Treasury securities are included in Level 2 of the hierarchy.   The Company’s Level 2 investments include obligations of U.S. government agencies and, corporate debt securities.  Additionally, for approximately 11% of the Company’s fixed maturities the Company utilized dealer quotes based on recent activity, consensus pricing through a pricing services’ proprietary methodology or a methodology using yield spreads of comparable fixed maturities with similar yield spreads of comparable bonds of the same issuer.

                Other investments. The Company has $10,071 or approximately 1.4% of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3.  The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2008:

	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale fixed maturities	$687,186	$-	$687,186	$-
Other investments	10,071	-	-	10,071
	$697,257	$-	$687,186	$10,071
Liabilities:
Securities sold under agreements to repurchase, at contract value	(260,775)	-	(260,775)	-
	$436,482	$-	$426,411	$10,071

The following table provides a summary of changes in fair value of the Company’s Level 3 financial assets as of September 30, 2008:

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Beginning balance	$12,134	$15,656
Total net losses for the period included in:
Net loss	(5,201)	(5,201)
Other comprehensive income (loss)	3,107	(724)
Purchases, sales, issuances and settlements, net	31	340
Net transfers into (out of) Level 3	-	-
Ending balance as of September 30, 2008	$10,071	$10,071

5.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period from may 31, 2007 (inception) to September 30, 2007
Net income available to common shareholders	$(27,516)	$11,340	$(1,209)	$11,263

Weighted average number of common shares outstanding - basic	59,550,000	57,716,859	59,550,000	44,184,968
Potentially dilutive securities:
Warrants	-	-	-	-
Share options	-	-	-	-
Weighted average number of common shares outstanding - diluted	59,550,000	57,716,859	59,550,000	44,184,968

Basic and diluted earnings per common share:	$(0.46)	$0.20	$(0.02)	$0.25

As of September 30, 2008, the total weighted-average of 4,050,000 warrants and 893,529 share options were excluded from diluted earnings per share as they were anti-dilutive.

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS No. 123R’s fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $219 and $611 for the three and nine months ended September 30, 2008, respectively. The share-based expense was $137 for the three months ended September 30, 2007 and for the period from May 31, 2007 (inception) to September 30, 2007.

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

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the three months ended September 30, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2008	962,000	$10.00	9.3 years
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, September 30, 2008	962,000	$10.00	9.01 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the nine months ended September 30, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.1 years
Granted	246,000	10.00	9.46 years
Exercised	-	-
Cancelled	-	-
Outstanding, September 30, 2008	962,000	$10.00	9.01 years

The weighted average grant date fair value was $3.30 for all options outstanding at September 30, 2008. There was approximately $2,252 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of September 30, 2008.

7.   Dividend Declared

A dividend was declared on June 4, 2008. The Company’s Board of Directors approved a quarterly cash dividend of $0.05 per common share payable to shareholders of record as of July 1, 2008. The dividend was paid on July 15, 2008.

On July 31, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.05 per common share. This dividend was paid on October 13, 2008 to shareholders of record on October 2, 2008.

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

The Company recorded approximately $36,908 and $82,524 of ceding commission expense for the three and nine months ended September 30, 2008, respectively as a result of this transaction.

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

The following is the effect on the Company’s balance sheet as of September 30, 2008 and December 31, 2007 and the results of operations for the three and nine months ended September 30, 2008 related to the Reinsurance Agreements with AmTrust:

Assets and (liabilities):	September 30, 2008	December 31, 2007
Loan to related party	$167,975	$113,542
Reinsurance balances receivable, net	84,197	27,891
Accrued interest on loan to related party	1,481	240
Deferred commission and other acquisition costs	81,223	42,501
Loss and loss adjustment expense reserves	(121,475)	(38,485)
Unearned premiums	(246,465)	(137,099)

Results of operations:	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Period from May 31, 2007 (inception) to September 30, 2007
Net premium written - assumed	$102,674	$190,801	$361,632	$190,801
Change in unearned premium - assumed	8,654	(127,835)	(109,365)	(127,835)
Net earned premium - assumed	111,328	62,966	252,267	62,966

Commission and other acquisition costs on premium written	33,570	61,534	120,113	61,534
Commission and other acquisition costs- deferred	3,617	(41,227)	(37,008)	(41,227)
Ceding commission expensed	37,187	20,307	83,105	20,307

Loss and loss adjustment expense	65,664	37,667	146,084	37,667

Interest income on loan to related party	1,481	-	3,766	-

The Reinsurance Agreement requires that Maiden Insurance provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust Ceding Insurers. The amount of the collateral, in the form of a loan at September 30, 2008 was $167,975 and the accrued interest was $1,481. AII is required to return to Maiden Insurance any assets of Maiden Insurance in excess of the amount required to secure its proportional share of AII’s collateral requirements, subject to certain deductions.

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,381 and $3,131 of reinsurance brokerage expense for the three and nine months ended September 30, 2008, respectively and deferred reinsurance brokerage of $3,003 as at September 30, 2008 as a result of this agreement. In comparison, the Company recorded approximately $787 of reinsurance brokerage expense for the three months ended September 30, 2007 and for the period from May 31, 2007 (inception) to September 30, 2007 and deferred reinsurance brokerage of $1,598 as at September 30, 2007 as a result of this agreement

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $401 and $811 as expense, which is included in other operating expenses, for the three and nine months ended September 30, 2008.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20%. The Company recorded approximately $254 and $970 of investment management fees for the three and nine months ended September 30, 2008, respectively as a result of this agreement. In comparison, the Company recorded approximately $470 of investment management fees for the three months ended September 30, 2007 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively as a result of this agreement.

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

Three Months Ended September 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$102,673	$10,514	$-	$113,187
Earned premium	110,495	3,100	-	113,595
Investment income and other revenues	1,523	12	7,439	8,974
Other than temporary impairment losses	-	-	(42,538)	(42,538)
Total revenues	112,018	3,112	(35,099)	80,031
Expenses
Loss and loss adjustment expenses	65,664	1,251	-	66,915
Commission and other acquisition expenses	36,908	1,391	-	38,299
Other expenses	258	856	1,219	2,333
Total expenses	102,830	3,498	1,219	107,547
Net income (loss)	$9,188	$(386)	$(36,318)	$(27,516)

Nine Months Ended September 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$353,690	$33,180	$-	$386,870
Earned premium	250,531	5,708	-	256,239
Investment income and other revenues	3,904	12	20,593	24,509
Other than temporary impairment losses	-		(42,538)	(42,538)
Total revenues	254,435	5,720	(21,945)	238,210
Expenses
Loss and loss adjustment expenses	146,084	2,278	-	148,362
Commission and other acquisition expenses	82,523	2,534	-	85,057
Other expenses	635	1,485	3,880	6,000
Total expenses	229,242	6,297	3,880	239,419
Net income (loss)	$25,193	$(577)	$(25,825)	$(1,209)

Three Months Ended to September 30, 2007	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$190,801	$-	$-	$190,801
Earned premium	62,966	-	-	62,966
Investment income and other revenues	-	-	7,590	7,590
Other than temporary impairment losses	-	-	-	-
Total revenues	62,966	-	7,590	70,556
Expenses
Loss and loss adjustment expenses	37,667	-	-	37,667
Commission and other acquisition expenses	20,307	-	-	20,307
Other expenses	5	-	1,237	1,242
Total expenses	57,979	-	1,237	59,216
Net income (loss)	$4,987	$-	$6,353	$11,340

Period from May 31, 2007 (inception) to September 30, 2007	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and other	Total
Revenues
Net premium written	$190,801	$-	$-	$190,801
Earned premium	62,966	-	-	62,966
Investment income and other revenues	-	-	7,649	7,649
Other than temporary impairment losses	-	-	-	-
Total revenues	62,966	-	7,649	70,615
Expenses
Loss and loss adjustment expenses	37,667	-	-	37,667
Commission and other acquisition expenses	20,307	-	-	20,307
Other expenses	5	-	1,373	1,378
Total expenses	57,979	-	1,373	59,352
Net income (loss)	$4,987	$-	$6,276	$11,263

	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and Other	Total
As of September 30, 2008
Reinsurance balances receivable	$79,642	$19,137	$-	$98,779
Deferred commission and other acquisition costs	79,144	9,471	-	88,615
Loan to related party	167,975	-	-	167,975
Corporate and other assets	13,243	-	772,363	785,606
Total assets	$340,004	$28,608	$772,363	$1,140,975

	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Corporate and Other	Total
As of December 31, 2007
Reinsurance balances receivable	$27,990	$-	$-	$27,990
Deferred commission and other acquisition costs	44,215	-	-	44,215
Loan to related party	113,542	-	-	113,542
Corporate and other assets	-	-	529,861	529,861
Total assets	$185,747	$-	$529,861	$715,608

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine months ended September 30, 2008		Period from May 31, 2007 (inception) to September 30, 2007
	Total	% of Total	Total	% of Total	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Workers Compensation	$30,174	29.39%	$78,913	41.36%	$103,231	29.18%	$78,913	41.36%
Specialty Middle Market Property & Casualty	9,091	8.85%	27,229	14.27%	30,572	8.64%	27,229	14.27%
Specialty Risk and Extended Warranty	49,844	48.54%	84,659	44.37%	119,519	33.79%	84,659	44.37%
Unitrin Business Insurance (UBI)	13,564	13.22%	-	-	100,368	28.39%	-	-
Total Reinsurance - AmTrust Quota Share	$102,673	100.00%	$190,801	100.00%	$353,690	100.00%	$190,801	100.00%
Reinsurance - Other	10,514	-	-	-	33,180	-	-	-
	$113,187	100.00%	$190,801	100.00%	$386,870	100.00%	$190,801	100.00%
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Workers Compensation	$32,156	29.10%	$28,870	45.85%	$96,440	38.49%	$28,870	45.85%
Specialty Middle Market Property & Casualty	10,961	9.91%	8,057	12.80%	30,265	12.08%	8,057	12.80%
Specialty Risk and Extended Warranty	29,657	26.84%	26,039	41.35%	72,661	29.00%	26,039	41.35%
Unitrin Business Insurance (UBI)	37,721	34.15%	-	-	51,165	20.43%	-	-
Total AmTrust Quota Share	$110,495	100.00%	$62,966	100.00%	$250,531	100.00%	$62,966	100.00%
Reinsurance - Other	3,100	-	-	-	5,708	-	-	-
	$113,595	100.00%	$62,966	100.00%	$256,239	100.00%	$62,966	100.00%

10.	Subsequent Events

a)
On October 14, 2008, a hedge fund that the Company had invested in decided to close and liquidate its investments and return cash to shareholders in stages over an 18 month period. The fund was also a shareholder in the Company, we agreed to receive our shares from the fund, in lieu of the cash that the Company would have received upon the redemption of 90% of its investment in the fund. As a result of this transaction the Company received 962,336 shares at the valuation price of $3.95 per share. The Company will be holding these shares as Treasury Shares.

b)
On November 3, 2008, the Company acquired the reinsurance operations of GMAC Insurance (GMACI), including its book of assumed reinsurance business. As part of the transaction the Company’s wholly owned subsidiary Maiden Holdings North America, Ltd. (“Maiden NA”) acquired GMAC RE LLC, the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation and the renewal rights for the business written by GMAC RE for approximately $100 million, which was paid in cash. The Company’s wholly owned subsidiary, Maiden Insurance has assumed the outstanding loss reserves associated with the GMAC RE business (approximately $750 million as of September 30, 2008) along with unearned premium of around $200 million.

In connection with the transaction Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). Consummation of the acquisition of these insurance companies is subject to regulatory approval. The consideration for GMAC Direct is $5.0 million plus an amount equal to the policyholders’ surplus as of the closing date and for Integon it is $3.2 million plus an amount equal to the policyholders’ surplus as of the closing date.

Maiden Insurance received approximately $402.6 million in cash and $544.7 million in US government and agencies fixed maturity investments in trust accounts for the benefit of the cedents as the initial transfer amounts in connection with the transaction. Within 30 days of the closing the actual amounts as of the closing date shall be calculated and if different from the initial amounts a further transfer will be received or paid by Maiden Insurance.

In support of the transaction the Company plans to raise additional equity of approximately $260 million through a rights offering to existing shareholders. Should the rights offering generate less than the planned $260 million the founding shareholders have committed equity funds which will be utilized as a backstop up to the full $260 million.

c)
On November 12, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.05 per common share. This dividend is payable January 15, 2009 to shareholders of record on January 2, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or unless the context otherwise requires, all references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar expressions are references to Maiden Holdings and its consolidated subsidiary.

The following is a discussion and analysis of our results of operations for the three and nine month periods ended September 30, 2008 and our financial condition as of September 30, 2008. This discussion and analysis should be read in conjunction with the attached unaudited interim consolidated financial statements and related notes and the audited consolidated financial statements and related notes contained in our Annual Report to Security Holders for the year ended December 31, 2007, previously filed with the Securities and Exchange Commission (“SEC”) on May 15, 2008.

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

We also entered into a reinsurance brokerage agreement with a subsidiary of AmTrust pursuant to which we receive reinsurance brokerage services in exchange for a fee of 1.25% of all premiums we reinsure from AmTrust. The Company recorded approximately $1.3 million and $3.0 million of reinsurance brokerage expense for the three month and nine month period ended September 30, 2008, respectively.

Reinsurance - Other

We continue to see increased flow of submission of reinsurance opportunities. Reinsurance intermediaries are the primary source of these opportunities. We have adopted a disciplined underwriting posture and thoroughly review all reinsurance opportunities before determining whether to participate. Between November 6, 2007 and November 6, 2008, we have received 344 reinsurance submissions. We have entered into fifteen reinsurance agreements for business other than the Quota Share Agreement with AmTrust with a gross premium written of $33.2 million. These contracts are, by gross premium written, 69% quota share and 31% excess of loss. By line of risk the split is 30% workers’ compensation, 13% auto liability and 57% is specialty risk and general liability.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $0.4 million and $0.8 million as expense, which is included in other operating expenses, for the three and nine months ended September 30, 2008.

On November 3, 2008, the Company acquired the reinsurance operations of GMAC Insurance (GMACI), including its book of assumed reinsurance business. As part of the transaction the Company’s wholly owned subsidiary Maiden Holdings North America, Ltd. (“Maiden NA”) acquired GMAC RE LLC, the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation and the renewal rights for the business written by GMAC RE for approximately $100 million, which was paid in cash. The Company’s wholly owned subsidiary, Maiden Insurance has assumed the outstanding loss reserves associated with the GMAC RE business (approximately $750 million as of September 30, 2008) along with unearned premium of around $200 million.

In connection with the transaction Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). Consummation of the acquisition of these insurance companies is subject to regulatory approval. The consideration for GMAC Direct is $5.0 million plus an amount equal to the policyholders’ surplus as of the closing date and for Integon it is $3.2 million plus an amount equal to the policyholders’ surplus as of the closing date.

Maiden Insurance received approximately $402.6 million in cash and $544.7 million in US government and agencies fixed maturity investments in trust accounts for the benefit of the cedents as the initial transfer amounts in connection with the transaction. Within 30 days of the closing the actual amounts as of the closing date shall be calculated and if different from the initial amounts a further transfer will be received or paid by Maiden Insurance.

In support of the transaction the Company plans to raise additional equity of approximately $260 million through a rights offering to existing shareholders. Should the rights offering generate less than the planned $260 million the founding shareholders have committed equity funds which will be utilized as a backstop up to the full $260 million.

Principal Revenue and Expense Items

Revenues

Premium Income. We derive our revenue primarily from premiums assumed on reinsurance contracts net of any inuring reinsurance. Reinsurance premiums assumed are estimated based on reports and other information provided by brokers and ceding companies, supplemented by the Company's own estimates of premiums where reports have not been received or in cases where the amounts reported by brokers and ceding companies are adjusted to reflect management's best judgments and expectations. The information used in establishing these estimates is reviewed and subsequent adjustments are recorded in the period in which they are determined. These premiums are earned on a basis consistent with the terms of the underlying related insurance contracts.

Investment Income. These include income from our investment portfolio, comprising net investment income and net realized gains and losses. Investment income is principally derived from interest earned on investments, partially offset by investment management fees and fees paid to our custodian bank. Net realized gains or losses include net realized investment gains or losses from the sale of investments.

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

Foreign exchange gain/loss. These comprise exchange differences arising when monetary items are settled or when monetary items are translated at rates different from those at which they were previously translated.

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

Net Expense Ratio. The net expense ratio is a measure of an insurance company's operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of ceding commissions, policy acquisition expenses, salaries and benefits, foreign exchange gain/loss and other operating expenses to net premiums earned.

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

Annualized Return on Equity. Return on equity is calculated by dividing net income before and after realized gains/losses on investments by the average of shareholders’ equity.

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

Premiums Written and Net Leverage Ratio. We use gross premiums written to measure our sales of reinsurance products. Gross premiums written also correlates to our ability to generate net premiums earned. We target a net leverage ratio, of between approximately 1.2 to 1 and approximately 1.5 to 1 after a start-up period. Our annualized net leverage ratio was 0.95 to 1 and 1.43 to 1 for the three months ended September 30, 2008 and 2007, respectively. Our annualized net leverage ratio was 1.08 to 1 and 1.07 to 1 for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively.

Net Loss Ratio. The loss ratio measures the underwriting profitability of our reinsurance business. We target the pricing of our products to achieve a loss ratio of approximately 55.0% to 65.0% over time. Our loss ratio was 58.9% and 59.8% for the three months ended September 30, 2008 and 2007, respectively. Our loss ratio was 57.9% and 59.8% for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively, respectively. There was an impact of $7 million on our loss ratio from hurricane Gustav and Ike for the three and nine months ended September 30, 2008, respectively.

Net Expense Ratio. We calculate our underwriting expense ratio on a gross basis (before the effect of ceded reinsurance) to measure our operational efficiency and on a net basis (after the effect of ceded reinsurance and related ceding commission income) to measure the effects on our consolidated net income. Our expense ratio on a gross basis was 35.8% and 34.2% for the three months ended September 30, 2008 and 2007, respectively. As we have not retroceded any amounts, the expense ratio on a net basis was also 35.8% and 34.2% for the three months ended September 30, 2008 and 2007, respectively. Our expense ratio on a gross basis was 35.5% and 34.5% for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. As we have not retroceded any amounts, the expense ratio on a net basis was also 35.5% and 34.5% for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively.

Net Combined Ratio. We use the combined ratio to measure our underwriting performance. We analyze the combined ratio on a gross (before the effect of reinsurance) and net basis (after the effect of reinsurance). If the combined ratio is at or above 100%, we are not underwriting profitably and will not be profitable unless investment income is sufficient to offset underwriting losses. Our combined ratio was 94.7% and 94.0% for the three months ended September 30, 2008 and 2007, respectively. Our combined ratio was 93.4% and 94.3% for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. We plan to write additional premiums without a proportional increase in expenses and further reduce the expenses component of our net combined ratio.

Net Income and Return on Average Equity. We use net income to measure our profits and return on average equity to measure our effectiveness in utilizing our shareholders’ equity to generate net income on a consolidated basis. Our target for return on average equity is 15% or better. Our annualized return on equity before net realized gains/losses on investments was 11.74% and 15.39% for the three September 30, 2008 and 2007, respectively. Our annualized return on equity before net realized gains/losses on investments was 10.84% and 135.95% for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. Our annualized return on equity after net realized gains/losses on investments was (21.50)% and 15.51% for the three months ended September 30, 2008 and 2007, respectively. Our annualized return on equity after net realized gains/losses on investments was (0.32)% and 137.01 for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. The net realized losses in 2008 mainly consist of the other than temporary impairment recognized by the Company on Lehman Brothers Inc., Washington Mutual, Inc. fixed income securities and other investments of $17 million, $20 million and $5.2 million respectively.

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

Consolidated Result of Operations for the three and nine months ended September 30, 2008.

Results of Operations:

Consolidated Result of Operations

The Company was incorporated on May 31, 2007 and the Company’s subsidiary Maiden Insurance was incorporated on June 29, 2007 and commenced insurance operations effective July 1, 2007.

	For the Three Months Ended September 30, 2008 (in thousands)	For the Three Months Ended September 30, 2007 (in thousands)	For the Nine Months Ended September 30, 2008 (in thousands)	Period from May 31 (inception) to September 30, 2007 (in thousands)
Revenues:
Premium income:
Net premiums written	$113,187	$190,801	$386,870	$190,801
Change in unearned premiums	408	(127,835)	(130,631)	(127,835)
Net earned premium	113,595	62,966	256,239	62,966
Net investment income	8,974	7,503	24,346	7,562
Net realized investment gains (loss)	(42,538)	87	(42,375)	87
Total revenues	80,031	70,556	238,210	70,615
Expenses:
Loss and loss adjustment	66,915	37,667	148,362	37,667
Commission and other acquisition expenses	38,299	20,307	85,057	20,307
Salaries and benefits	673	211	1,820	211
Foreign Exchange Loss	359	1	364	1
Other operating expenses	1,301	1,030	3,816	1,166
Total expenses	107,547	59,216	239,419	59,352

Net income (loss)	$(27,516)	$11,340	(1,209)	$11,263

Basic and diluted earnings(loss) per common share	$(0.46)	$0.20	(0.02)	$0.25
Dividends declared per common share	$0.05	$0.025	0.15	$0.025

Key measures:
Net loss ratio	58.9%	59.8%	57.9%	59.8%
Net expense ratio	35.8%	34.2%	35.5%	34.5%
Net combined ratio	94.7%	94.0%	93.4%	94.3%

Consolidated Result of Operations for the three months ended September 30, 2008 and 2007.

Net Premium Written.
Net premium written was $113.1 million and $190.8 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $77.7 million or 41%. This variance was mainly because of the Unearned Premium transfer of $106.0 million to the Company at the inception of the reinsurance agreement with AII in 2007. This was offset by increase of premium increase of premium written of $28.4 million. This arose mainly from premium written on the addition in 2008 of the Retail Commercial Package Business and contracts in the Reinsurance-other segment of $13.6 million and $10.5 million, respectively. Out of those premiums written, 90.7% and 100.0% for the three months ended September 30, 2008 and 2007, respectively, were assumed under the reinsurance agreement with AII.

Net Premium Earned.
Net premium earned was $113.6 million and $63.0 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $50.6 million or 80%. This increase was mainly because of the net premium earned of $38 million on the Retail Commercial Package Business that the Company started writing in June 2008. Out of those premiums earned, 97.3% and 100 % of those premiums for the three months ended September 30, 2008 and 2007, respectively, were assumed under the reinsurance agreement with AII.

Net Investment Income.
Net investment income (excluding realized gains/losses) was approximately $9.0 million and $7.5 million for the three months ended September 30, 2008 and 2007, respectively. The yields were approximately 5.22% and 10.36% for the three months ended September 30, 2008 and 2007, respectively. The increase of $1.5 million or 20% is because the average invested assets for that period have grown to approximately $688 million for the three months ended September 30, 2008 from $290 million for the three months ended September 30, 2007. We expect investment income to increase over time as more assets are invested.

Net Realized Gain/loss on Investments.
Net realized gains (loss) on investments was $(42.5) million and $0.1 million for the three months ended September 30, 2008 and 2007, respectively. The realized losses in 2008 mainly consist of the other than temporary impairment recognized by the Company on Lehman Brothers Inc. and Washington Mutual, Inc. fixed income securities and other investments of $17 million, $20 million and $5.2 million, respectively.

Loss and Loss Adjustment Expenses.
Loss and loss adjustment expenses were $66.9 million and $37.7 million for the three months ended September 30, 2008 and 2007, respectively. The increase of 76% is in line with the increase in the premium earned while the loss ratios remain stable at around 59%. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims.

Commission and Other Acquisition Expenses.
Commission and other acquisition expenses were $38.3 million and $20.0 million for the three months ended September 30, 2008 and 2007, respectively. The increase of 92% is partly because of increased earned premium and partly because of a slightly higher commission rate of 34.375% on the Retail Commercial Package Business.

Consolidated Result of Operations for the nine months ended September 30, 2008 and period from May 31, 2007 (inception) to September 30, 2007.

Net Premium Written.
Net premium written was $386.9 and $190.8 million for the nine months ended September30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively, an increase of $196.1 million or 103%. This variance was mainly because the 2007 results include only three months of insurance operation compared to nine months in 2008. Out of those premiums written, 91.4% and 100.0% for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively, were assumed under the reinsurance agreement with AII.

Net Premium Earned.
Net premium earned was $256.2 million and $63.0 million for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively, an increase of $193.2 million or 307%. This variance was mainly because the 2007 results include only three months of insurance operation compared to nine months in 2008. Out of those premiums earned, 97.8%and 100 % of those premiums were assumed under the reinsurance agreement with AII.

Net Investment Income.
Net investment income was $9.0 million and $7.6 million for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. The yields were approximately 4.95% and 8.57 % for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. The increase is because the average invested assets for that period have grown to approximately $660 million for the nine months ended September 30, 2008 from $265 million for the period from May 31, 2007 (inception) to September 30, 2007. We expect investment income to increase over time as more assets are invested.

Net Realized Gain/loss on Investments.
Net realized gains(loss) of $(42.3) million and $0.1 million for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively. The realized losses in 2008 mainly consist of the other than temporary impairment recognized by the Company on Lehman Brothers Inc. and Washington Mutual, Inc. fixed income securities and other investments of $17 million, $20 million and $5.2 million, respectively.

Loss and Loss Adjustment Expenses.
Loss and loss adjustment expenses were $148.4 million and 37.7 million for the nine months ended September 30, 2008 and for the period from May 31 to September 30, 2007, respectively. The increase of 294% was mainly because the 2007 results include only three months of insurance operation compared to nine months in 2008. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims.

Commission and Other Acquisition Expenses.
The Commission and other acquisition expenses were $85.1 and $20.3 million for the nine months ended September 30, 2008 and for the period from May 31 to September 30, 2007, respectively. The increase of 325% is mainly because the 2007 results includes only three months of insurance operation compared to nine months in 2008.

The Company currently operates two business segments, Reinsurance – AmTrust Quota Share and Reinsurance - Other. The Company evaluates segment performance based on segment profit, which excludes realized gains and losses, general corporate expenses and any other non-core business income or expenses.

AmTrust Quota Share Segment (unaudited):

	Three months ended September 30, 2008 (in thousands)	Three months ended September 30, 2007 (in thousands)	Nine months ended September 30, 2008 (in thousands)	For the period from May 31 to September 30, 2007 (in thousands)
Revenues
Net premium written	$102,673	$190,801	$353,690	$190,801
Earned premium	110,495	62,966	250,531	62,966
Investment income and other revenues	1,523	-	3,904	-
Net realized investment gains (loss)	-	-	-	-
Total revenues	$112,018	$62,966	$254,435	$62,966
Expenses
Loss and loss adjustment expenses	65,664	37,667	146,084	37,667
Commission and other acquisition expenses	36,908	20,307	82,523	20,307
Other expenses	258	5	635	5
Total expenses	$102,830	$57,979	$229,242	$57,979
Net income (loss)	$9,188	$4,987	$25,193	$4,987

Loss Ratio	59.4%	59.8%	58.3%	59.8%
Expense Ratio	33.6%	32.3%	33.2%	32.3%
Combined Ratio	93.0%	92.1%	91.5%	92.1%

AmTrust Quota Share Segment Results of Operations for the Three Months Ended September 30, 2008 and 2007

Net Premium Written.
Net premium written was $102.7 million and $190.8 million for the three months ended September 30, 2008 and 2007, respectively, a decrease of $88.1 million or 46%. This variance was mainly because of the Unearned Premium transfer of $106.0 million to the Company at the inception of the reinsurance agreement with AII in 2007. This was offset by increase of premium increase of premium written of $28.4 million. This arose mainly from premium written on the addition in 2008 of the Retail Commercial Package Business of $13.6 million.

Net Premium Earned.
Net premium earned was $110.5 million and $63.0 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $47.5 million or 75%. This increase was mainly because of the net premium earned of $38 million on the Retail Commercial Package Business that the Company started writing in June 2008.

Net Investment Income.
Net investment income (excluding realized gains/losses) was approximately $1.5 million and $0.0 million for the three months ended September 30, 2008 and 2007, respectively. The investment income comprises of the interest earned on the loan to AII and investment income on the related premium retained. As the Company had not received premium and given loan to AII by September 30, 2007, there is no comparative investment income.

Loss and Loss Adjustment Expenses.
Loss and loss adjustment expenses were $65.7 million and $37.7 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $28 million or 74%. This increase is in line with the increase in the premium earned while the loss ratios remain stable at around 59%. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims.

Commission and Other Acquisition Expenses.
Commission and other acquisition expenses were $36.9 million and $20.0 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $16.9 million or 85%. This increase is partly because of increased earned premium and partly because of a slightly higher commission rate of 34.375% on the Retail Commercial Package Business.

AmTrust Quota Share Segment Results of Operations for the Nine Months Ended September 30, 2008 and period from May 31, 2007 (inception) to September 30, 2007

Net Premium Written.
Net premium written was $353.7 and $190.8 million for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively, an increase of $162.9 million or 85%. This variance was mainly because the 2007 results include only three months of insurance operation compared to nine months in 2008.

Net Premium Earned.
Net premium earned was $250.5 million and $63.0 million for the nine months ended September 30, 2008 and for the period from May 31, 2007 (inception) to September 30, 2007, respectively, an increase of $187.5 million or 298%. This variance was mainly because the 2007 results include only three months of insurance operation compared to nine months in 2008.

Net Investment Income.
Net investment income (excluding realized gains/losses) was approximately $3.9 million and $0.0 million for the three months ended September 30, 2008 and 2007, respectively. The investment income comprises of the interest earned on the loan to AII and investment income on the related premium retained. As the Company had not received premium and given loan to AII by September 30, 2007, there is no comparative investment income.

Loss and Loss Adjustment Expenses.
Loss and loss adjustment expenses were $146.0 million and 37.7 million for the nine months ended September 30, 2008 and for the period from May 31 to September 30, 2007, respectively, an increase of $108.3 or 287%. This increase is in line with the increase in the premium earned while the loss ratios remain stable at around 59%. We establish loss and loss adjustment expense reserves in an amount equal to our estimate of the ultimate liability for claims under our reinsurance policies and the cost of adjusting and settling those claims.

Commission and Other Acquisition Expenses.
Commission and other acquisition expenses were $82.5 and $20.0 million for the nine months ended September 30, 2008 and for the period from May 31 to September 30, 2007, respectively. The increase of $62.5 million or 313% is mainly because the 2007 results includes only three months of insurance operation compared to nine months in 2008.

The following tables summarize the result of the Reinsurance – Other segment:

Reinsurance - Other	Three months ended September 30, 2008 (in thousands)	Three months ended September 30, 2007 (in thousands)	Nine months ended September 30, 2008 (in thousands)	Period from May 31, 2007 (inception) to September 30, 2007 (in thousands)
Revenues
Net premium written	$10,514	$-	$33,180	$-
Earned premium	3,100	-	5,708	-
Investment income and other revenues	12	-	12	-
Net realized investment gains (loss)	-	-	-	-
Total revenues	$3,112	$-	$5,721	$-
Expenses
Loss and loss adjustment expenses	1,251	-	2,278	-
Commission and other acquisition expenses	1,391	-	2,534	-
Other expenses	856	-	1,485	-
Total expenses	$3,498	$-	$6,297	$-
Net income (loss)	$(386	$-	$(576	$-

Loss Ratio	40.4%	-	39.9%	-
Expense Ratio	72.5%	-	70.4%	-
Combined Ratio	112.9%	-	110.3%	-

Since the Company’s insurance operations did not commence its Reinsurance- Other segment by September 30, 2007, a detailed segment discussion has not been included. Any significant change has already been discussed in the consolidated results of operations.

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

Our Liquidity Requirements

Our principal consolidated cash requirements are payment of losses and loss adjustment expenses, ceding commissions to insurance companies including AmTrust, operating expenses and dividends to our shareholders. On June 4, 2008, the Company’s Board of Directors has approved an increase in the regular quarter dividend from $0.025 per common share to $0.05 per share. Any determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant, including Bermuda legal and regulatory constraints.

Sources of Cash

Our sources of cash principally consist of the net proceeds from reinsurance premiums collected, net cash settlements under our reinsurance agreement, investment income and proceeds from sales and redemptions of investments.

The following table is a summary of our statement of cash flows:

	Nine Months Ended September 30, 2008 (in thousands)	Period from May 31, 2007 (inception) to September 30, 2007 (in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$137,230	4,049
Investing activities	(345,336)	(363,939)
Financing activities	254,820	529,919
Change in cash and cash equivalents	$46,714	170,029

Net cash provided by operating activities was positive for the nine months ended September 30, 2008 and for Period from May 31, 2007 (inception) to September 30, 2007. The increase is mainly on the operating earning which has increased from to $41.2 million during the nine months ended September 30, 2008 from $11.3 million during the Period from May 31, 2007 (inception) to September 30, 2007.

Cash used in investing activities during the period represents, primarily, the net purchases (purchases less sales, maturities and calls) of investments. For the nine months ended September 30, 2008, the Company’s purchases and proceeds from maturities and calls on fixed maturity investments totaled $379 million and $88 million, respectively and the loan to related party increased by $54 million. For the Period from May 31, 2007 (inception) to September 30, 2007, the Company’s purchases and proceeds from maturities and calls on fixed maturity investments totaled $643 million and $55 million, respectively and the loan to related party increased by $14 million

Cash used in financing activities for the nine months ended September 30, 2008 consisted of net acquisition of $261.1 million of securities sold under agreements to repurchase and dividend payments of $6.0 million. In the period ended September 30, 2007, cash received for issuance of common share totaled $529.9 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. As of September 30, 2008, there were $260.8 million principal amount outstanding at interest rates between 2.5% and 3.8%. Interest expense associated with these repurchase agreements was $2.0 million and $3.5 million for the three and nine months ended September 30, 2008. Out of which $0.3 million was accrued as of September 30, 2008. The Company has approximately $260.8 million of collateral pledged in support of these agreements.

Restrictions on Dividend Payments from Maiden Insurance

Bermuda legislation imposes limitations on the dividends that Maiden Insurance may pay. As a regulated insurance company in Bermuda, Maiden Insurance is required under the Insurance Act to maintain a specified solvency margin and a minimum liquidity ratio and is prohibited from declaring or paying any dividends if doing so would cause Maiden Insurance to fail to meet its solvency margin and its minimum liquidity ratio. Under the Insurance Act, Maiden Insurance may not declare or pay dividends without the approval of the Bermuda Monetary Authority (“BMA”) if Maiden Insurance fails to meet its solvency margin and minimum liquidity ratio on the last day of the previous fiscal year. Under the Insurance Act, Maiden Insurance is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set forth on its financial statements for the previous year. In addition, under the Companies Act, Maiden Insurance may not declare or pay a dividend, or make a distribution from contributed surplus, if there are reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or the realizable value of its assets would be less than the aggregate of its liabilities and its issued share capital and share premium accounts. As of September 30, 2008, we were in compliance with all solvency margin and minimum liquidity ratio requirements.

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

In 2007, Maiden Insurance elected to satisfy its collateral obligations under the Quota Share Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII. As of September 30, 2008, cash and assets totaling $168.0 million, an increase of $54.4 million from December 31, 2007, were loaned to AII. As a result of the loan and the possible use of Regulation 114 trusts in the future, a substantial portion of our assets, including a disproportionate share of our higher-quality fixed-income investments, will not be available to us for other uses, which will reduce our financial flexibility. During the three and nine months ended September 30, 2008, the Company earned interest income on this loan of $1.5 million and $3.8 million respectively. The accrued interest on this loan was $1.5 million at September 30, 2008. As the loan was transacted after September 30, 2007, there was no interest income on the loan for the three months ended September 30, 2007 and for the period from May 31, 2007 (inception) to September 30, 2007

Investment Portfolio

Our investment portfolio, including cash and cash equivalents, increased $253.5 million, or 48.2% to $779.7 million at September 30, 2008 from $526.2 million as of December 31, 2007. Our fixed maturities are classified as available for sale as of September 30, 2008, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturity securities, gross, as of this date had a fair value of $687.2 million and an amortized cost of $749.8 million. Sales of securities under repurchase agreements are accounted for as collateralized borrowing transactions and are recorded at their contracted amounts. Our investment portfolio is summarized in the table below by type of investment:

	September 30, 2008		December 31, 2007
	Carrying value (in thousands)	Percentage of portfolio	Carrying value (in thousands)	Percentage of portfolio
Cash and cash equivalents	82,443	11%	35,729	7%
U.S. Agency - mortgage backed securities	410,965	53%	205,023	39%
Corporate fixed maturities	276,221	35%	269,766	51%
Other investments	10,071	1%	15,656	3%
Total	779,700	100%	526,174	100%

Over 92.5% of our U.S. Agency - mortgage backed securities and corporate fixed maturities are A- rated or better. All of the U.S. Agency - mortgage backed securities we own are AAA rated.

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

During the third quarter of 2008, there have been significant declines and high volatility in equity markets, a lack of liquidity in the credit markets and a widening of credit spreads on debt securities. These factors have had a significant adverse effect on the performance of the Company’s investment portfolio.

The Company has also recognized other than temporary impairment of $5.2 million on its investment in a hedge fund. On October 14, 2008, this fund decided to close and liquidate its investments and return cash to shareholders in stages over an 18 month period. The fund was also a shareholder in the Company. We agreed to receive our shares from the fund, in lieu of the cash that the Company would have received upon the redemption of 90% its investment in the Fund. As a result of this transaction the Company received 962,336 shares at the valuation price of $3.95 per share. The Company will be holding these shares as Treasury Shares.

Some of the criteria we consider to evaluate other than temporary impairment include:

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

During the three months and nine months ended September 30, 2008, the Company recognized other than temporary impairment on Lehman Brothers Inc., Washington Mutual, Inc. fixed income securities and other investments of $17.4 million, $20.0 million and $5.2 million respectively. Other than those mentioned above, there were no other-than-temporary declines in the fair values of investments held in our investment portfolio.

In addition to non-cash write-downs of $2.0 million the Company took for impaired fixed income securities during the nine months ended September 30, 2008, at September 30, 2008 the Company had 32 corporate bonds represent 40% of the fair value of our fixed maturities and 95% of the total unrealized losses of our fixed maturities. The Company owns 32 corporate bonds in the industrial, bank & financial and other sectors, which have a fair value of approximately 13%, 84% and 3%, respectively, and 13%, 85% and 2% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations.  Therefore, the Company expects that the market price for these securities should recover within a reasonable time. The Company believes these securities will recover and that we have the ability and intent to hold them until recovery.

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

Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2008, we had fixed maturity securities with a fair value of $687.2 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of September 30, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
200 basis point increase	$658,873	$(28,313)	(6)%
100 basis point increase	672,884	(14,302)	(3)%
No change	687,186	-	0%
100 basis point decrease	702,345	15,159	3%
200 basis point decrease	$717,898	$30,712	6%

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

PART II - OTHER INFORMATION

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any of our equity securities during the three months ended September 30, 2008.

Item 4.  Submission of matters to a vote of security holders

There were no matter submitted for vote of security holders

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2008.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2008.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Maiden Holdings, Ltd.

(Registrant)

Date:November 13, 2008	/s/ Art Raschbaum
Art Raschbaum Chief Executive Officer

/s/ Michael J. Tait
Michael J. Tait Chief Financial Officer