Form 10-K
period 2008-12-31
Maiden Holdings, Ltd.
filed 2009-03-31
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from   to

Commission File Number: 001-33143

MAIDEN HOLDINGS, LTD.

(Exact Name of Registrant As Specified in Its Charter)

Bermuda	04-3106389
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48 Par-la-Ville Road, Suite 1141,
Hamilton HM 11, Bermuda

(Address of Principal Executive Offices and Zip Code)

(441) 292-7090

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $331.1 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.

As of March 27, 2009, 70,287,664 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on April 30, 2009 are incorporated into Part III of this Form 10-K.

MAIDEN HOLDINGS, LTD.

i

PART I

Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements include in general statements both with respect to us and the insurance industry and generally are identified with the words “anticipate,” “believe,” “expect,” “predict”, “estimate”, “intend,” “plan,” “project,” “seek,” “potential,” “possible,” “could,” “might,” “may,” “should,” “will,” “would”, “will be”, “will continue”, “will likely result” and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1.A “Risk Factors” in this Form 10-K and include but are not limited to:

•	Our results will fluctuate from period to period and may not be indicative of our long-term prospects;
•	The property and casualty reinsurance and insurance markets may be affected by cyclical trends;
•	Rating agencies may downgrade or withdraw our rating;
•	Loss of key executives could adversely impact our ability to implement our business strategy;
•	We may have difficulty integrating acquisitions;
•	Our use of reinsurance brokers in contract negotiations and production of business;
•	Our inability to achieve our investment objectives; and
•	Our controlling shareholders’ ability to determine the outcome of matters requiring shareholder approval.

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the term “Maiden Holdings” means Maiden Holdings, Ltd. only. References in this Form 10-K to $ are to the lawful currency of the United States.

Item 1. Business.

General Overview

We are a Bermuda-based holding company formed in June 2007 to provide reinsurance solutions, products and services to U.S. and European insurance companies that specialize in products offering coverage at low limits or insuring risks that are believed to be low hazard, predictable and generally not susceptible to catastrophe claims. We have operations in Bermuda and the U.S. We provide innovative reinsurance business solutions for such insurance companies to enable them to improve their capacity and ability to deliver and market their products and services.

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC (“GMACI”), including a book of assumed reinsurance business. As part of the transaction, the Company’s wholly owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”), acquired GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE. GMAC RE was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”). In connection with the transaction, Maiden NA also entered into stock purchase agreements to acquire insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). The acquisition of GMAC Direct was consummated on December 23, 2008 and it was renamed “Maiden Reinsurance Company” on February 2, 2009. Regulatory approval for the acquisition of Integon is pending. In conjunction with the GMAC Acquisition, on October 31, 2008, Maiden Insurance and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement under which Maiden Insurance reinsured (i) all of the existing contracts written by GMAC RE pursuant to a loss portfolio transfer, and (ii) contracts written pursuant to a fronting arrangement with Motors. The acquisition of GMAC RE, GMAC Direct and Integon and the renewal rights to GMACI’s reinsurance business and the loss portfolio and quota share reinsurance transaction with Motors is referred to as the “GMAC Acquisition”.

To support the businesses acquired in the GMAC Acquisition and the North American operations of Maiden NA, on January 20, 2009, we completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust, a trust established by Maiden NA, and 45 common shares, $.01 par value, of the Company for a purchase price of $1,000.45 per Unit (the “TRUPS Offering”). This resulted in gross proceeds to the Company of approximately $260.1 million in the form of junior subordinated debentures (“Debentures”) before approximately $4.1 million of placement agent fees and expenses. As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Units. The Debentures mature in 2039 and carry an interest rate of 14%. Approximately 62% of these securities were placed privately with the Founding Shareholders and the remainder with several existing institutional investors.

Before the GMAC Acquisition, all reinsurance was underwritten in our wholly owned subsidiary, Maiden Insurance Company, Ltd. (“Maiden Insurance”). Maiden Insurance does not underwrite any primary insurance business. We may on occasion, make strategic investments in some of our clients in order to enable those clients to expand their business and the amount of business they do with us. We do not currently hold such investments.

As a result of the GMAC Acquisition, the Company can also underwrite reinsurance through Maiden Reinsurance. Following the acquisition of Integon, the Company will underwrite primary insurance on a surplus lines basis through Integon.

Our founding shareholders, Michael Karfunkel, George Karfunkel and Barry Zyskind (the “Founding Shareholders”), are the majority shareholders of AmTrust Financial Services, Inc. (“AmTrust”) (NASDAQ: AFSI), a multinational insurance holding company that offers workers’ compensation and property and casualty coverages for small businesses, extended warranty coverages for consumer and commercial goods and other specialty insurance products. Michael Karfunkel is the Chairman of the Board of Directors, George Karfunkel is a director, and Barry Zyskind is the President, Chief Executive Officer and a director of AmTrust. We were formed to take advantage of the opportunity to partner with AmTrust and opportunities to partner with insurers, like AmTrust, that focus on specialty insurance markets in which they have developed expertise.

Overview of Reinsurance

Reinsurance is an arrangement in which the reinsurer agrees to indemnify an insurance or reinsurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance or reinsurance contracts. Reinsurance can provide a ceding company with several benefits, including a reduction in net liability on individual risks or classes of risks, and catastrophe protection from large or multiple losses. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks. Reinsurance, however, does not discharge the ceding company from its liability to policyholders. Rather, reinsurance serves to indemnify a ceding company for losses payable by the ceding company to its policyholders or cedants.

There are two basic types of reinsurance arrangements: treaty and facultative reinsurance. With treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risks insured by the ceding company. Treaty reinsurers do not separately evaluate each of the individual risks assumed under their treaties and are largely dependent on the individual underwriting decisions made by the ceding company. Accordingly, reinsurers will carefully evaluate the ceding company’s risk management and underwriting practices in deciding whether to provide treaty reinsurance and in appropriately pricing the treaty.

With facultative reinsurance, the ceding company cedes and the reinsurer assumes all or part of the risk under a single insurance or reinsurance contract. Facultative reinsurance is negotiated separately for each contract that is reinsured and normally is purchased by ceding companies for individual risks not covered by their reinsurance treaties, for amounts in excess of the dollar limits of their reinsurance treaties or for unusual risks.

Both treaty and facultative reinsurance can be written on either a proportional, also known as pro rata, basis or on an excess of loss basis. Under proportional reinsurance, the ceding company and the reinsurer share the premiums as well as the losses and expenses in an agreed proportion. Under excess of loss reinsurance, the reinsurer indemnifies the ceding company against all or a specified portion of losses and expenses in excess of a specified dollar amount, known as the ceding company’s retention or the reinsurer’s attachment point.

Excess of loss reinsurance is often written in layers. A reinsurer accepts the risk just above the ceding company’s retention up to a specified amount, at which point that reinsurer or another reinsurer accepts the excess liability up to an additional specified amount, or such liability reverts to the ceding company. The reinsurer taking on the risk just above the ceding company’s retention layer is said to write working layer or low layer excess of loss reinsurance. A loss that reaches just beyond the ceding company’s retention will create a loss for the lower layer reinsurer, but not for the reinsurers on the higher layers. Loss activity in lower layer reinsurance tends to be more predictable than in higher layers.

Premiums payable by the ceding company to a reinsurer for excess of loss reinsurance are not directly proportional to the premiums that the ceding company receives because the reinsurer does not assume a proportional risk. In contrast, premiums that the ceding company pays to the reinsurer for proportional reinsurance are proportional to the premiums that the ceding company receives, consistent with the proportional sharing of risk. In addition, in proportional reinsurance, the reinsurer generally pays the ceding company a ceding commission. The ceding commission generally is based on the ceding company’s cost of acquiring the business being reinsured (commissions, premium taxes, assessments and administrative expenses) and also may include a profit factor for producing the business.

Reinsurance may be written for insurance or reinsurance contracts covering casualty risks or property risks. In general, casualty insurance protects against financial loss arising out of an insured’s obligation for loss or damage to a third party’s property or person. Property insurance protects an insured against a financial loss arising out of the loss of property or its use caused by an insured peril or event. Property catastrophe coverage is generally “all risk” in nature and is written on an excess of loss basis, with exposure to losses from earthquake, hurricanes and other natural or manmade catastrophes such as storms, floods, fire or tornados. There tends to be a greater delay in the reporting and settlement of casualty reinsurance claims as compared to property claims due to the nature of the underlying coverage and the greater potential for litigation involving casualty risks.

Reinsurers may purchase reinsurance to cover their own risk exposure. Reinsurance of a reinsurer’s business is called a retrocession. Reinsurance companies cede risks under retrocessional agreements to other reinsurers, known as retrocessionaires, for reasons similar to those that influence insurers to purchase reinsurance: to reduce net liability on individual risks or classes of risks, to protect against catastrophic losses, to stabilize financial ratios and to obtain additional underwriting capacity.

Reinsurance can be written through professional reinsurance brokers or directly with ceding companies.

Business Strategy

Our business strategy focuses on developing significant reinsurance relationships with targeted regional and specialty insurance companies for which reinsurance plays a critical element of their capital structure. With a focus on supporting the long term needs of these companies by providing differentiated reinsurance products as well as an array of support services, our goal is to leverage the competitive strengths of our organization and capital structure to generate a consistent long term return on capital in excess of 15%. We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance products and services to regional and specialty insurance companies. Our future results may be impacted by risks and trends set forth in Item 1A, “Risk Factors”, and elsewhere in this report.

Financial data relating to geographic areas in which we operate and principal products may be found in note 3 to our consolidated financial statements included in this report.

Our Principal Operating Subsidiaries

Maiden Insurance is a registered Class 3 Bermuda insurance and reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Insurance are located in our Bermuda headquarters.

Maiden Re a direct wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January of 2008. Maiden Re was acquired by Maiden NA from GMACI on October 31, 2008 and operates as a managing general agent and underwriter.

Maiden Reinsurance, a direct wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri. Maiden Reinsurance was acquired by Maiden NA from GMACI on December 23, 2008.

Upon regulatory approval, Integon will become a indirect wholly owned subsidiary of Maiden NA.

Our Operating Segments

We have two business segments: (i) Reinsurance — AmTrust Quota Share, and (ii) Reinsurance — Other.

Our Reinsurance — AmTrust Quota Share segment consists of the business ceded to us pursuant to our Master Agreement (the “Master Agreement”) with AmTrust. AmTrust, through its affiliates, cedes approximately 40% of its business to us pursuant to a quota share reinsurance arrangement.

Our Reinsurance — Other segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. This segment includes the GMAC RE book of assumed reinsurance business.

We determine our business segments based on the manner in which management monitors the performance of our underwriting operations.

Financial data relating to our two segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our consolidated financial statements included in this report. The net premiums written in each segment for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007 were as follows:

	For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	$ (In Millions)	% of Total	$ (In Millions)	% of Total
Net premiums written
Reinsurance – AmTrust Quota Share
Small Commercial Business	$263.6	36.2%	$109.2	44.16%
Specialty Middle Market Property & Casualty	43.5	6.0%	37.0	14.93%
Specialty Risk and Extended Warranty	131.6	18.1%	101.1	40.87%
Total Reinsurance – AmTrust Quota Share	438.7	60.3%	247.3	99.96%
Reinsurance – Other
Property	78.2	10.7%	—	—
Casualty	160.0	22.0%	0.1	0.04%
Accident and Health	50.5	7.0%	—	—
Total Reinsurance – Other	288.7	39.7%	0.1	0.04%
	$727.4	100.00%	$247.4	100.00%

The following table shows an analysis of the Company’s net premiums written and earned by client location by geographic location. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
	$ (In Millions)	$ (In Millions)
Net premiums written – North America	637.8	$183.4
Net premiums written – Other (predominantly in Europe)	89.6	64.0
	727.4	247.4
Net premiums earned – North America	351.4	89.4
Net premiums earned – Other (predominantly in Europe)	68.7	20.8
	420.1	110.2

Reinsurance — AmTrust Quota Share Segment

General

AmTrust is currently our largest customer. Under our quota share reinsurance agreement (the “Quota Share Agreement”) with AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), effective as of July 1, 2007, we reinsure 40% of AmTrust’s written premium (net of commissions, in the case of AmTrust’s UK subsidiary), net of reinsurance with unaffiliated reinsurers, on AmTrust’s existing lines of business and, possibly, future lines of business. The Quota Share Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either party notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

AmTrust is a multinational specialty property and casualty insurance holding company with operations in the United States, Europe and Bermuda. AmTrust’s principal operating subsidiaries are rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels.

AmTrust has operations in three business segments:

•	Small commercial business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;
•	Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and certain other European Union countries; and
•	Specialty middle-market property and casualty insurance for homogeneous, narrowly defined classes of insureds, requiring an in-depth knowledge of the insured’s industry segment.

Small Commercial Business Insurance

AmTrust insures small businesses in low and medium hazard classes, such as restaurants, retail stores and physicians and other professional offices. The small commercial business insurance segment consists of mono line workers’ compensation and commercial package. Workers’ compensation insurance provides coverage for the statutory obligations of employers to pay medical care expenses and lost wages for employees who are injured in the course of their employment. Commercial package provides a broad array of products to small businesses, including commercial property, general liability, inland marine automobile, workers’ compensation, umbrella and farm and ranch owners.

Specialty Risk and Extended Warranty

AmTrust’s specialty risk and extended warranty primarily serves manufacturers, service providers, retailers and third party warranty administrators that provide coverage for accidental damage, mechanical breakdown and related risks for consumer and commercial goods. AmTrust’s coverages are designed by: (i) carefully selecting suitable administrators and coverage plans to insure, (ii) drafting restrictive, risk-specific coverage terms, and (iii) proactively managing claims. AmTrust provided coverage for approximately 350 and 300 extended warranty and accidental damage coverage plans as of December 31, 2008 and 2007, respectively. AmTrust distributes specialty risk and extended warranty coverage primarily through warranty administrators and brokers, and also directly to manufacturers, service providers and retailers.

AmTrust issues policies that have a term of 12 to 18 months. The policies insure the insured’s contractual liability under contracts which have terms ranging from one month to 84 months. The weighted average term is 32 months. In the event of poor results, AmTrust generally has the right to increase premium rates during the term of the contract and, in Europe, the right to cancel prior to the end of the term.

Specialty Middle-Market Property and Casualty Insurance

AmTrust’s specialty middle-market property and casualty insurance serves narrowly defined, homogeneous, commercial property and casualty insureds. The risks to which these insureds are exposed require in-depth knowledge of the industry segment in which the insured operates. Underwriting often entails customized coverage, loss control and claims services as well as risk sharing mechanisms. AmTrust partners with wholesale agents and claims administrators to originate and manage the book of business. AmTrust targets small and middle-market businesses. The coverages offered consist primarily of workers’ compensation, general liability, commercial auto liability and commercial property insurance.

Policyholders in this segment primarily include the following types of industries:

•	retail
•	wholesale
•	service operations
•	artisan contracting
•	light and medium manufacturing
•	habitational

Reinsurance — Other Segment

General

The Reinsurance — Other segment of our reinsurance business consists of a portfolio of accident and health, property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. This reinsurance is primarily through broker treaties and direct treaties with other insurers on a quota share, excess of loss and facultative basis. As a result of the GMAC Acquisition, Motors is ceding to Maiden Insurance the reinsurance premium written by Maiden Re (formerly GMAC RE) in the United States. Under the terms of the acquisition, we have the right for a transition period of twenty-four months to have Motors front certain reinsurance business in cases where we do not have the necessary regulatory licenses or approvals. Any reinsurance business written by Maiden Re during this transition period will be ceded to Maiden Insurance. This business is included in this segment and represents 87.6% of the written premium for this segment.

The Maiden Re business unit began operations in 1983. Since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance participations with low limits of participation. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. The underwriting strategy de-emphasized property catastrophe reinsurance and excluded participations in more volatile casualty lines such as D&O and professional liability. Over its years in operation, the underwriting infrastructure and capabilities were expanded to include an individual risk casualty and property facultative business, an accident and health reinsurance portfolio, a specialty oriented property and casualty reinsurance and property excess and surplus lines insurance business and, the most significant portfolio, a regional and specialty oriented property and casualty reinsurance business. The loss portfolio transfer and in force business related to the GMAC RE Acquisition are comprised of these elements.

Maiden Re employs sophisticated risk management, disciplined actuarially based pricing and strong technical underwriting in developing this portfolio. Maiden Re utilizes both proprietary and vendor developed technology systems to administer and manage the portfolio. The business has been carefully developed under the active management of multi-functional underwriting teams with performance accountability. The entire related infrastructure of Maiden Re was acquired and added to the existing capabilities of the Company along with over 80 active client relationships. Going forward, the Company intends to utilize this acquired infrastructure to continue to expand and develop the North American underwriting portfolio.

For certain clients, Maiden Re provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the accounts and any interest earned is ours and does not remain in the trust accounts. The balances are adjusted semiannually to correspond to the liabilities owed to the client. The clients can withdraw assets from the trusts under limited circumstances. As of December 31, 2008 we had cash and fixed maturity securities totaling $571.9 million (see note 5f to our consolidated financial statements) in these trusts.

Significant Transaction — Loss Portfolio Transfer

On October 31, 2008, we completed the GMAC Acquisition. In connection with the GMAC Acquisition, Maiden Insurance entered in a loss portfolio transfer agreement with Motors whereby it assumed the outstanding loss reserves, including a provision for reserves for losses incurred but not reported (“IBNR”) associated with the GMAC RE business ($755.6 million at October 31, 2008). We received cash and U.S. government and agencies fixed maturity investments equal to the amount of loss reserves. As a result, no deferred gain was recorded at the inception of the contract.

The loss reserves assumed by Maiden Insurance from Motors represents the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. This amount includes both case reserves and reserves for losses incurred but not reported (IBNR reserves). Case reserves are established for losses that have been reported to us, and not yet paid. Our claims department evaluates all significant losses reported to us and if appropriate will include a provision for additional case reserves if we feel the ceding company’s estimate of the claim is not adequate. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. Case reserves are established by the Company based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses. Since the entire related infrastructure of GMAC RE, including the actuarial and claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by the Company.

A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as of October 31, 2008 by underwriting year is provided in the table below.

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)	($ in Millions)	($ in Millions)
2000 & Prior	$27.3	$20.7	$48.0
2001	10.4	10.8	21.2
2002	20.1	28.3	48.4
2003	15.0	28.3	43.3
2004	16.5	32.6	49.1
2005	27.8	51.5	79.3
2006	59.4	93.0	152.4
2007	60.2	112.0	172.2
Jan 1 to Oct 31, 2008	48.3	93.4	141.7
Total	$285.0	$470.6	$755.6

*	underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

There is a significant amount of estimation involved in determining the likely loss payment. As a result, the loss reserves assumed from Motors includes a significant estimate for IBNR reserves. We believe that while our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves. They review the methodology for estimating loss reserves periodically to ensure that the assumptions made are appropriate.

Strategy

Maiden Insurance and Maiden Reinsurance are premier specialty reinsurers, with an efficient operating platform, that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Most business is written as reinsurance, that is, insurance of other insurance companies. The primary focus is customers who regularly use reinsurance to finance their growth strategies and/or reduce their risk. The majority of our customers are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive the insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times.

We are primarily a lead reinsurer, meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We try to be the primary, if not sole, reinsurer for our customers. Our handling of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred customers because we offer a secure product and an emphasis on client service. By maintaining significant relationships with customers, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.

In the Reinsurance — Other segment, we reinsure property and casualty lines of business, but not lines of business such as professional liability, which we consider more volatile, and we do not offer catastrophe reinsurance on a stand-alone basis. We provide limited catastrophe coverage to customers that purchase other reinsurance.

We offer reinsurance on both a quota share basis and excess of loss basis. We believe that our policy of providing our customers security for our reinsurance obligations through collateral trusts gives us a competitive advantage. In the current economic climate, we believe that reinsurance brokers and insurers, as well as rating agencies, are scrutinizing the credit-worthiness of reinsurers more closely than in the recent past and recognize that our products which generally use collateral trusts that offer a high level of security. We also utilize the partnership concept developed by Maiden Re over its twenty-five year history to develop long-term customer relationships. This concept entails the offer to our customers of our underwriting, claims, actuarial, marketing and accounting expertise through tailored services which support their businesses and goals.

Within the primary excess property business, substantially all of our customers are Fortune 2000 companies. To reduce the exposure to natural catastrophes that some of these policies in this segment may contain, the Company purchases catastrophe reinsurance to limit our maximum exposure in any one event. The Company also purchases other reinsurance to limit the impact of individual large losses in this segment.

Enterprise Risk Management

Proprietary Enterprise Risk Management (or ERM) processes have been developed to meet the risk management goals of the company:

•	Track portfolio volatility over time
•	Identify risk mitigation opportunities
•	Understand the capital required by the portfolio
•	Monitor and manage exposure by line of business and geographic concentration
•	Monitor and limit catastrophe aggregates and concentrations

Detailed variability/correlation analyses has been performed to identify changes in portfolio risk, its impact on capital needs as well as stress and scenario testing capital and reserve levels. Reinsurance/retrocessional purchases and growth strategies have been tested against the portfolio to optimize the decision making. In addition to these internally developed analyses, external proprietary modeling tools aid in tracking catastrophe aggregates and concentrations.

Our other risk management tools include:

•	Reinsurance/retrocessional purchases to mitigate volatility
•	Underwriting guidelines
•	Peer review processes for pricing and underwriting
•	Contract terms and conditions to mitigate risk

•	Tracking line of business concentrations
•	Model validation
•	External audits
•	Disaster recovery plans
•	Succession

Competition

The reinsurance industry is highly competitive. Reinsurance companies compete on the basis of many factors, including premium rates, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments and reputation and experience in risks underwritten.

During 2008, there were a number of events that impacted the property and casualty industry generally. These included catastrophes such as Hurricanes Gustav and Ike, the flooding in the U.S. Midwest and a gas pipeline explosion in Australia. The second half of 2008 witnessed unprecedented financial turmoil within the United States and internationally, accompanied by the well-publicized deterioration of the financial conditions of several major participants in our industry and the financial services industry in general. We believe that such events are likely to have a significant effect on competition and pricing, although the ultimate impact remains unclear. We continue to analyze how to best position our company to benefit from ongoing competitive developments.

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our reinsurance business, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as:, PartnerRe Ltd., Max Capital Group Ltd., Munich Reinsurance America Inc, Swiss Re, and General Reinsurance Corporation, Endurance Specialty Holdings Ltd., Folksamerica Holding Company Inc., Platinum Underwriters Holdings Ltd., and SCOR Reinsurance Company.

In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments may result in fewer policies or contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Our Financial Strength Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. A.M. Best has developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the opinion of A.M. Best, of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Maiden Insurance and Maiden Reinsurance are each rated “A-” (Excellent) by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels. In addition, the collateralization of reinsurance obligations provides additional financial protection for Maiden Re’s clients and a significant point of differentiation from its competitors.

Distribution of Our Reinsurance Products

We market our Reinsurance — Other segment worldwide primarily through selected third-party intermediaries and under specific circumstances directly through our own marketing team. We believe this combination affords us flexibility and efficiency.

In the year ended December 31, 2008, our top three brokers represented approximately 64% of gross premiums written by our Reinsurance — Other segment. A breakdown of our distribution by broker is provided in the table below.

Percentage of Gross Premiums Written for the Year Ended December 31, 2008
Broker
Marsh & McLennan Companies, Inc.	27%
Aon Corporation (including Benfield Group, Ltd.)	27%
Risk Insurance Consulting Services	10%
All Others (including direct)	36%
100%

Claims Management

We have a well-developed process in place for identifying, tracking and resolving claims. Claims responsibilities include reviewing loss reports, monitoring claims developments, requesting additional information where appropriate, performing claims audits of cedents, establishing initial case reserves, recording additional case reserves as needed and approving the payment of individual claims. We have established authority levels for all individuals involved in the reserving and settlement of claims.

With respect to reinsurance, in addition to managing reported claims and conferring with ceding companies on claims matters, the claims management staff and personnel conduct periodic audits of specific claims and the overall claims procedures of our reinsureds. Through these audits, we are able to evaluate ceding companies’ claims-handling practices, including the organization of their claims departments, their fact-finding and investigation techniques, their loss notifications, the adequacy of their reserves, their negotiation and settlement practices and their adherence to claims-handling guidelines.

Reserve for Losses and Loss Expenses

We are required by applicable insurance laws and regulations in Bermuda, the United States, and accounting principles generally accepted in the United States (“U.S. GAAP”) to establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of losses and loss expenses we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as of the date they are recorded. We use a variety of standard statistical and actuarial methods to reasonably estimate ultimate expected losses and loss expenses. These include the Expected Loss Ratio, the Bornhuetter-Ferguson method, and the Reported Loss Development method.

The Expected Loss Ratio (“ELR”) method is a technique that multiplicatively applies an expected loss ratio to earned premium to yield estimated ultimate losses. The ELR assumption is derived most often from the pricing of the business that is being reserved but can be based on historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. This technique does not take into account actual loss experience for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes available, other methods may be applied in determining the estimated ultimate losses.

The Reported Loss Development (“RLD”) method is a common reserving method in which ultimate losses are estimated by applying a loss development factor to actual loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses. The RLD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.

The Bornhuetter-Ferguson (“BF”) reserving technique is commonly used for long-tailed or erratic lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of other methods. The BF method is an additive IBNR method that combines the ELR and RLD techniques by splitting the expected loss into two pieces — expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported amounts.

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses.

The majority of business is individually reserved with the remainder reserved in homogeneous groupings. Ultimate losses across the reserve segments are converted to case and IBNR reserves. The accumulation of case and IBNR across the reserve segments results in carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals.

Property catastrophe reserves are estimated by event and are revisited monthly. Estimated ultimate catastrophe losses may be based on output from catastrophe models early on and then on ceding company estimates and the reserving methods above.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for reinsurers like us than for reinsurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further information regarding the actuarial models we utilize and the uncertainties in establishing the reserve for losses and loss expenses.

To the extent we determine that the loss emergence of actual losses or loss expenses, whether due to frequency, severity or both, vary from our expectations and reserves reflected in our financial statements, we are required to increase or decrease our reserves to reflect our changed expectations. Any such increase could cause a material increase in our liabilities and a reduction in our profitability, including operating losses and a reduction of capital.

To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed regularly, and any adjustments are reflected in earnings in the periods in which they are determined.

The following table shows the development of gross and net reserves for losses and loss expenses, respectively.

	For the Year Ended December 31, 2008	Period from May 31, 2007 (Inception) to December 31, 2007
	($ in Millions)	($ in Millions)
Gross unpaid losses and loss expenses at beginning of period	$38.5	$—
Less reinsurance recoverable balances at beginning of period	—	—
Net losses and loss expense reserves at beginning of period	38.5	—
Net incurred losses related to:
Current year	265.5	65.0
Prior years	(1.8)	—
	263.7	65.0
Net paid losses related to:
Current year	143.3	26.5
Prior years	16.6	—
	159.9	26.5
Acquired loss and loss expense reserve	755.6	—
Effect of foreign exchange movement	(0.2)	—
Net losses and loss expense reserves at end of period	897.6	38.5
Reinsurance recoverable balances at end of period	—	—
Gross unpaid losses and loss expenses at end of period	$897.6	$38.5

Our loss and loss expense reserves total $897.6 million as at December 31, 2008 — a range around those reserves of 5% would be $852.7 million to $942.5 million.

Investments

Investment Strategy and Guidelines

We believe that we follow a conservative investment strategy designed to emphasize the preservation of our invested assets and provide adequate liquidity for the prompt payment of claims. To help ensure adequate liquidity for payment of claims, we take into account the maturity and duration of our investment portfolio and our general liability profile. Our portfolio therefore consists primarily of investment-grade, fixed-maturity securities of short-to-medium term duration. As of December 31, 2008, these securities represented 99% of our total fixed maturity securities. We may invest up to 20% of our investment portfolio in alternative investments, including public and private equities, preferred equities and hedge funds. As of December 31, 2008, the Company had inconsequential exposure to hedge fund or alternative investments.

Our investment performance is subject to a variety of risks, including risks related to general economic conditions, market volatility, interest rate fluctuations, liquidity risk and credit and default risk. Investment guideline restrictions have been established in an effort to minimize the effect of these risks but may not always be effective due to factors beyond our control. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could result in significant losses, realized or unrealized, in the value of our investment portfolio. Additionally, with respect to some of our investments, we are subject to prepayment and therefore reinvestment risk.

Our Portfolio

Composition as of December 31, 2008

As of December 31, 2008, our aggregate invested assets totaled approximately $1.7 billion. Total investments and cash and cash equivalents include cash and cash equivalents, restricted cash, fixed-maturity securities and other investments. The following table shows the types of securities in our portfolio, their fair market values, average rating and portfolio percentage as of December 31, 2008.

	As of December 31, 2008
	Fair Market Value	Portfolio Percentage
	($ in Millions)
Type of Investment
Cash and cash equivalents	$131.9	7.9%
Restricted cash and cash equivalents	409.3	24.6%
U.S. government treasury securities	38.5	2.3%
U.S. government agencies – mortgage-backed securities	771.9	46.3%
Corporate securities	309.5	18.6%
Hedge funds and other investments	5.3	0.3%
Total investment portfolio	$1,666.4	100.0%

U.S. Government and Agencies

Our U.S. government and agency securities are comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank, Government National Mortgage Association and the Federal National Mortgage Association.

Corporate Securities

Corporate securities are comprised of bonds issued by corporations that on the date of acquisition are rated BBB- or higher by Standard & Poor’s, and are diversified across a wide range of issuers and industries. The principal risks of corporate securities are interest rate risk and the potential loss of income and potential realized and unrealized principal losses due to insolvencies or deteriorating credit.

Ratings as of December 31, 2008

The investment ratings (provided by Standard & Poor’s) for fixed maturity securities held as of December 31, 2008 and the percentage of our total fixed maturity securities they represented on that date were as follows:

	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in Millions)
Ratings
U.S. treasury bonds	$37.8	$38.5	3.3%
AAA U.S. Agency – mortgage-backed securities	$756.0	$771.9	68.9%
AAA	$15.7	$15.7	1.4%
AA, AA-	$40.9	$29.1	2.6%
A+, A, A-	$265.2	$222.7	19.9%
BBB+, BBB-	$36.9	$30.6	2.7%
B or lower	$11.4	$11.4	1.0%
Total	$1,163.9	$1,119.9	100.0%

Maturity Distribution as of December 31, 2008

The maturity distribution for fixed maturity securities held as of December 31, 2008 was as follows:

	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in Millions)
Maturity
Due within one year	$6.3	$6.3	0.5%
Due after one year through five years	$160.7	$149.1	13.3%
Due after five years through ten years	$228.6	$179.8	16.0%
Due after ten years	$12.3	$12.8	1.3%
Mortgage-backed securities	$756.0	$771.9	68.9%
Total	$1,163.9	$1,119.9	100.0%

Investment Returns for the Year Ended December 31, 2008

Our investment returns for the year ended December 31, 2008 were as follows ($ in millions):

Net investment income	$37.2
Net realized investment losses	$(37.5)
Net change in unrealized gains and losses	$(31.0)
Total net investment return	$(31.3)
Total return(1)	(2.79)%
Effective annualized yield(2)	(2.72)%

(1)	Total return for our investment portfolio is calculated using beginning and ending market values adjusted for external cash flows and includes unrealized gains and losses.
(2)	Effective annualized yield is calculated by dividing net investment income by the average balance of aggregate invested assets, on an amortized cost basis.

Our Employees

As of March 27, 2009, we had a total of 129 full-time employees. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Regulatory Matters

General

The reinsurance and regulatory environment, in particular for offshore reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. TRIA, the TRIA Extension of 2005 and the TRIA Extension of 2007 have had little impact on our business because few of our clients are purchasing this coverage.

General

The Insurance Act 1978 of Bermuda and related regulations, as amended (the “Insurance Act”), regulates the reinsurance business of Maiden Insurance. The Insurance Act provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”). Maiden Insurance has been registered as a Class 3 insurer by the BMA. Maiden Holdings is a holding company that does not carry on any insurance business, and as such is not subject to Bermuda insurance regulations; however, like all Bermuda companies, including Bermuda insurers, we are subject to the provisions and regulations of the Companies Act 1981 of Bermuda, as amended (the “Companies Act”). The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. The BMA is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise to operate an insurance business. The continued registration of an applicant as an insurer is subject to its complying with the terms of its registration and any other conditions the BMA may impose from time to time.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions. Subcommittees of the Insurance Advisory Committee advise on the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The day-to-day supervision of insurers is the responsibility of the BMA. The Insurance Act also imposes on Bermuda insurance companies’ solvency and liquidity standards and auditing and reporting requirements and grants the BMA powers to supervise, investigate, require information and the production of documents and intervene in the affairs of insurance companies. Some significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers

The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 3 insurers subject to the second highest level of regulation. Maiden Insurance, which is incorporated to carry on general insurance and reinsurance business, is registered as a Class 3 insurer in Bermuda and is regulated as that class of insurer under the Insurance Act. Maiden Insurance is not licensed to carry on long-term business. Long-term business broadly includes life insurance and disability insurances with terms in excess of five years. General business broadly includes all types of insurance that is not long-term.

The BMA required all Class 3 insurers to re-register as either a Class 3, Class 3A or Class 3B insurers by December 31, 2008. Maiden Insurance applied for and received a Class 3B license on March 3, 2009 which is effective January 1, 2009.

Cancellation of Insurer’s Registration

An insurer’s registration may be cancelled by the BMA on certain grounds specified in the Insurance Act. Failure of the insurer to comply with its obligations under the Insurance Act or if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles would be such grounds.

Principal Representative

An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purpose of the Insurance Act, Maiden Insurance’s principal office is its executive offices in Hamilton, Bermuda, and its principal representative is Michael Tait, our Chief Financial Officer. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act in that capacity, unless the BMA is given 30 days written notice of any intention to do so. It is the duty of the principal representative, upon reaching the view that there is a likelihood that the insurer will become insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to forthwith notify the BMA of that fact and within 14 days therefrom to make a report in writing to the BMA setting forth all the particulars of the case that are available to the principal representative. For example, any failure by the insurer to comply substantially with a condition imposed on the insurer by the BMA relating to a solvency margin or a liquidity or other ratio would be a reportable “event.”

Independent Approved Auditor

A Class 3 insurer must appoint an independent auditor who will audit and report annually on the insurer’s financial statements (“GAAP financial statements”), which, in the case of Maiden Insurance, will be prepared in accordance with U.S. GAAP, statutory financial statements and the statutory financial return. Maiden Insurance’s independent auditor must be approved by the BMA and may be the same person or firm that audits our Company’s consolidated financial statements and reports for presentation to its shareholders.

Loss Reserve Specialist

As a registered Class 3 insurer, Maiden Insurance is required to submit the opinion of its approved loss reserve specialist with its statutory financial return in respect of its losses and loss expenses provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Annual Statutory Financial Return

Maiden Insurance is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return for a Class 3 insurer includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, solvency certificate, declaration of statutory ratios, the statutory financial statements and the opinion of the loss reserve specialist. The solvency certificate must be signed by the principal representative and at least two directors of the insurer certifying that the minimum solvency margin has been met and whether the insurer complied with the conditions attached to its certificate of registration. The approved independent auditor is required to state whether, in its opinion, it was reasonable for the directors to make this certification. If an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions

Under the Insurance Act, the value of the general business assets of a Class 3 insurer, such as Maiden Insurance, must exceed the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and enhanced capital requirement.

As a Class 3 insurer, Maiden Insurance:

•	is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of (1) $1,000,000, (2) 20% of net premiums written up to $6.0 million plus 15% of net premiums written over $6.0 million and (3) 15% of net loss and loss expense reserves;
•	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin, minimum liquidity ratio or if the declaration or payment of those dividends would cause such a breach; and
•	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements, and any application for an approval of that type must include an affidavit stating that it will continue to meet the required margins; and is required, at any time it fails to meet its enhanced capital requirement or minimum solvency margin, to file with the BMA a written report containing specified information.

Additionally, under the Companies Act, Maiden Holdings and its Bermuda subsidiary may not declare or pay a dividend if such company has reasonable grounds for believing that it is, or would after the payment be, unable to pay its liabilities as they become due, or that the realizable value of its assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Minimum Liquidity Ratio

The Insurance Act provides a minimum liquidity ratio for general business insurers like Maiden Insurance. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are specified categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

Supervision, Investigation and Intervention

The BMA may appoint an inspector with extensive powers to investigate the affairs of Maiden Insurance if the BMA believes that an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Maiden Insurance to produce documents or information relating to matters connected with its business. In addition, the BMA has the power to require the production of documents from any person who appears to be in possession of those documents. Further, the BMA has the power, in respect of a person registered under the Insurance Act, to appoint a professional person to prepare a report on any aspect of any matter about which the BMA has required or could require information. If it appears to the BMA to be desirable in the interests of the clients of a person registered under the Insurance Act, the BMA may also exercise the foregoing powers in relation to any company which is, or has at any relevant time been, (1) a parent company, subsidiary company or related company of that registered person, (2) a subsidiary company of a parent company of that registered person, (3) a parent company of a subsidiary company of that registered person or (4) a company in the case of which a shareholder controller of that registered person, either alone or with any associate or associates, holds 50% or more of the shares or is entitled to exercise, or control the exercise, of more than 50% of the voting power at a general meeting of shareholders.

If it appears to the BMA that there is a risk of Maiden Insurance becoming insolvent, or that Maiden Insurance is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct Maiden Insurance (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase its liabilities, (3) not to make specified investments, (4) to liquidate specified investments, (5) to maintain in, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of those payments and/or (7) to limit its premium income.

Disclosure of Information

In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require an insurer (or certain other persons) to produce specified information. Further, the BMA has been given powers to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda, subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation is in the public interest. The grounds for disclosure are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality. Under the Companies Act, the Minister of Finance has been given powers to assist a foreign regulatory authority which has requested assistance in connection with enquiries being carried out by it in the performance of its regulatory functions. The Minister’s powers include requiring a person to furnish him or her with information, to produce documents to him or her, to attend and answer questions and to give assistance in connection with enquiries. The Minister must be satisfied that the assistance requested by the foreign regulatory authority is for the purpose of its regulatory functions and that the request is in relation to information in Bermuda which a person has in his possession or under his control. The Minister must consider, among other things, whether it is in the public interest to give the information sought.

Shareholder Controllers

Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the voting shares of Maiden Holdings must notify the BMA in writing within 45 days of becoming such a holder or 30 days from the date they have knowledge of having such a holding, whichever is later. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of voting shares in Maiden Holdings and direct, among other things, that voting rights attaching to the voting shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

For so long as Maiden Holdings has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden Holdings and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Selected Other Bermuda Law Considerations

Although Maiden Holdings and Maiden Insurance are incorporated in Bermuda, each is classified as a non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to the non-resident status, Maiden Holdings and Maiden Insurance may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on either’s ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda. As exempted companies, Maiden Holdings and Maiden Insurance may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Minister of Finance, participate in specified business transactions, including (1) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years), (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 or (3) the carrying on of business of any kind for which it is not licensed in Bermuda, except in limited circumstances including doing business with another exempted undertaking in furtherance of our business or Maiden Insurance’s business, as applicable, carried on outside Bermuda. Maiden Insurance is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

Maiden Holdings and Maiden Insurance are not currently subject to taxes computed on profits or income or computed on any capital transfer, gain or appreciation or any tax in the nature of estate duty or inheritance tax.

United States

Our U.S. Subsidiaries

Maiden Reinsurance is presently our only subsidiary that is a U.S. insurer or reinsurer and is in the final process of being fully licensed in all states. Integon, our acquisition of which is pending, is licensed to write insurance on both a direct and surplus lines basis. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and, in the case of Maiden Re, to federal regulation ensuring consistent state regulation of insurance producers and agents. Among other things, state insurance commissioners regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. Maiden Reinsurance is required to file detailed financial statements and other reports with the departments of insurance in all states in which it is licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

Statutory Accounting Principles

Statutory accounting principles, or SAP, are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer’s surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.

GAAP is concerned with a company’s solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with GAAP as compared to SAP.

Statutory accounting practices established by the NAIC and adopted in part by Missouri will determine, among other things, the amount of statutory surplus and statutory net income of Maiden Reinsurance, and thus determine, in part, the amount of funds that are available to pay dividends to Maiden NA.

Holding Company Regulation

We, Maiden NA and Maiden Reinsurance are subject to regulation under the insurance holding company laws of certain states. The insurance holding company laws and regulations vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Maiden Reinsurance requires prior approval of the Director of the Missouri Department of Insurance, Financial Institutions & Profession Registration (the “Missouri Commissioner”) unless dividends will be paid out of “earned surplus.” “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Missouri Commissioner before being paid. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer’s surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. Under the insurance laws of Missouri, the domestic state of Maiden Reinsurance, any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Integon is domiciled in North Carolina, which determines control in the same manner. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Missouri Department of Insurance, Financial Institutions & Profession Registration (the “Insurance Department”) and receive approval from the Insurance Department or rebut the presumption of control before such acquisition. Following our acquisition of Integon, an investor acquiring beneficial ownership would need to obtain approval as to the change of control of Integon from the North Carolina Department of Insurance or rebut the presumption of control.

Risk-Based Capital.  U.S. insurers are also subject to risk-based capital (or RBC) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of the company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden Reinsurance has satisfied the RBC formula and has exceeded all recognized industry solvency standards. As of December 31, 2008, Maiden Reinsurance had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.  The National Association of Insurance Commissioners (“NAIC”) Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2008, Maiden Reinsurance did not have an IRIS ratio range warranting any regulatory action.

State Legislative and Regulatory Changes.

From time to time, various regulatory and legislative changes are proposed in the insurance industry. Among the proposals that have in the past been or are at present being considered are proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

Federal Initiatives.  Although the U.S. federal government typically does not directly regulate the business of insurance, federal initiatives often have an impact on the insurance industry. Congress has considered over the past year various proposals relating to potential surplus lines regulation, reinsurance regulation, the creation of an optional federal charter and changes to taxation of reinsurance premiums paid to non-U.S. affiliates. None of these proposals were adopted by the 110th Congress before it adjourned in 2008; however, they may be reintroduced in the 111th Congress now in session. Additionally some members of the U.S. House of Representatives have called for the recently-appointed Treasury Secretary unilaterally to create an insurance oversight office within the Treasury Department or assign a high level Treasury Department appointee with insurance duties to provide oversight and expertise at the federal level and provide policymakers with insight into issues regarding the insurance market as reform is contemplated. The new Presidential administration and Congress are also discussing federal financial regulatory reforms, and such reforms may include additional federal regulation of insurance. We believe the 111th Congress could adopt laws and/or regulations with respect to insurance, and we anticipate that these developments could impact our operations and financial condition. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In 2002, former President George W. Bush signed TRIA into law. TRIA provides for the federal government to share with the insurance industry the risk of loss arising from future acts of terrorism. Participation in the program for U.S. commercial property and casualty insurers is mandatory. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. Prior to 2008, the federal backstop covered 85% of losses in excess of the company deductible subject to an annual cap of $100 billion. While TRIA appears to provide the property and casualty sector with an increased ability to withstand the effect of potential terrorist events, any company’s results of operations or equity could nevertheless be materially adversely impacted, in light of the unpredictability of the nature, severity or frequency of such potential events. TRIA was originally scheduled to expire at the end of 2005, but President Bush signed the TRIA Extension of 2005 into law on December 22, 2005, which extended TRIA, with some amendments, through December 31, 2007. TRIA was again extended by President Bush on December 26, 2007 when he signed into law the TRIA Extension of 2007. The TRIA Extension of 2007 reauthorized TRIA through December 31, 2014. The TRIA Extension of 2007 is substantially similar to the original TRIA and the TRIA Extension of 2005. One notable difference was the revised definition of an “act of terrorism.” Prior to the TRIA Extension of 2007, TRIA and the TRIA Extension of 2005 applied only to acts of terrorism carried out on behalf of foreign persons or interests. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism,” which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply to excess and surplus lines insurers, like Integon.

Recently, proposals to repeal the McCarran-Ferguson Act antitrust exemption for the insurance industry have resurfaced. The antitrust exemption allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data were removed, the predictability of future loss costs and the reliability of pricing could be undermined.

Privacy Regulations

In 1999, Congress enacted the Gramm-Leach-Bliley Act, which, among other things, protects consumers from the unauthorized dissemination of certain personal information. Subsequently, a majority of states have implemented additional regulations to address privacy issues. These laws and regulations apply to all financial institutions, including insurance and finance companies, and require us to maintain appropriate policies and procedures for managing and protecting certain personal information of our policyholders and to fully disclose our privacy practices to our policyholders. We may also be exposed to future privacy laws and regulations, which could impose additional costs and impact our results of operations or financial condition. In 2000, the NAIC adopted the Privacy of Consumer Financial and Health Information Model Regulation, which assisted states in promulgating regulations to comply with the Gramm-Leach-Bliley Act. In 2002, to further facilitate the implementation of the Gramm-Leach-Bliley Act, the NAIC adopted the Standards for Safeguarding Customer Information Model Regulation. Several states have now adopted similar provisions regarding the safeguarding of policyholder information. We have established policies and procedures to comply with the Gramm-Leach-Bliley related privacy requirements.

Available Information

We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Investment Committee Charter, Nominating & Corporate Governance Committee Charter, Corporate Governance Guidelines and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., 48 Par-la-Ville Road, Hamilton HM 11, Bermuda. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Business

The continuation of the recent financial crisis could materially and adversely affect our business, our liquidity and financial condition.

Worldwide financial markets have recently experienced unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events have resulted in extraordinary responses by governments worldwide. These conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged economic downturn or recession, our results of operations, our financial condition and/or liquidity, and competitor landscape could be materially and adversely affected.

A prolonged recession and other adverse consequences as a result of the significant turmoil in the U.S. and international financial markets could harm our business, our liquidity and financial condition, and our share price.

The U.S. and international financial markets have been severely disrupted. These conditions, including the possibility of a prolonged recession, may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may also adversely affect our share price.

There is limited historical information available for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of our limited operating history and the recent GMAC Acquisition, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations. Because our underwriting and investment strategies differ from other participants in the property and casualty reinsurance and insurance markets, you may not be able to compare our business or prospects to other property and casualty reinsurers.

The anticipated benefits of the GMAC Acquisition may not be realized fully or at all or may take longer to realize than expected.

The GMAC Acquisition involves the integration of two companies that have previously operated independently. The two companies have and will continue to devote significant management attention and resources to integrating the two companies. Delays in this process could adversely affect our business, results of operations, financial condition and share price. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether both businesses are integrated in an efficient and effective manner, and general competitive factors in the marketplace. We may experience unanticipated difficulties or expenses in connection with integrating these businesses, including:

•	retaining existing employees, clients, brokers, agents and program administrators,
•	retaining and integrating management and other key employees, and
•	potential charges to earnings resulting from the application of purchase accounting to the transaction.

Even if the business operations are integrated successfully, there can be no assurance that we will realize the full benefits of synergies, cost savings and operating efficiencies that we currently expect from this integration or that these benefits will be achieved within the anticipated time frame. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially adversely affect our business, financial condition and results of operations.

Our Reinsurance — Other segment may be adversely affected if we do not receive regulatory approval to acquire Integon and we are unable to find an alternative insurer to front this business when our fronting arrangement with Motors expires.

A ratings downgrade of Motors would adversely affect our ability to retain GMAC RE customers.

As we transition the existing relationships with Motors to Maiden Reinsurance in the U.S., Motors will continue to write our client contracts for a period of up to 24 months. Motors will in turn cede 100% of the business written to Maiden Insurance during this period. Once our U.S. insurance subsidiaries are fully licensed, the business will be transitioned from Motors. Motors currently maintains an A- negative outlook rating from A.M. Best. Should Motors suffer a ratings downgrade below A- negative during the transitional period, the successful transition of all of the GMAC RE clients to Maiden cannot be assured.

While best efforts will be undertaken to transition all of the GMAC RE active client accounts from Motors to Maiden Reinsurance, there can be no certainty that all business underwritten by GMAC RE will effectively transition.

We are dependent on AmTrust and its subsidiaries for a substantial portion of our business.

We currently derive the substantial majority of our reinsurance business from AmTrust and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Quota Share Agreement with AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of the policies written by AmTrust. In addition, effective January 1, 2008, we have a 45% participation in the working layer of AmTrust’s workers’ compensation excess of loss reinsurance program. The “working layer” of AmTrust’s excess of loss reinsurance program is the layer immediately above AmTrust’s retention. At present, the working layer is $9 million of losses and loss adjustment expenses per occurrence in excess of AmTrust’s $1 million per occurrence retention, subject to an annual aggregate deductible in the amount of $1.25 million.

Accordingly, we are dependent on AmTrust and its subsidiaries for a substantial portion of our business. Our Quota Share Agreement with AII has an initial term of three years (which runs until June 30, 2010), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Insurance is reduced below “A-”) and our asset management agreement with an AmTrust subsidiary had an initial term of one year and automatically renews for one year terms, subject to certain early termination provisions. The Quota Share Agreement and the asset management agreement will be extended for additional terms of three years and one year, respectively, unless either party elects not to renew. There is no assurance that any of these agreements or our reinsurance brokerage or brokerage services agreements with AmTrust will not terminate. The termination of the Quota Share Agreement would significantly reduce our revenues during our initial years of operation and the termination of any of these agreements would increase our dependence on third-party insurance companies, managing general agents, reinsurance brokers and other service providers to support our business and would have a material adverse effect on us.

At the same time, there are risks related to the business of AmTrust and its insurance subsidiaries that may adversely impact our ability to continue doing business with them. In addition, we are not able to control the types or amounts of reinsurance AmTrust purchases from unaffiliated reinsurers, and any changes AmTrust makes to such reinsurance may affect our profitability and ability to write additional business.

Our initial arrangements with AmTrust were negotiated while we were its affiliate. The arrangements could be challenged as not reflecting terms that we would agree to in arm’s-length negotiations with an independent third party; moreover, our business relationship with AmTrust and its subsidiaries may present, and may make us vulnerable to, possible adverse tax consequences, difficult conflicts of interest, and legal claims that we have not acted in the best interest of our shareholders.

We entered into the Quota Share Agreement with AII, AmTrust’s Bermuda reinsurance subsidiary, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which we and AmTrust agreed that we will cause Maiden Insurance to enter into the Quota Share Agreement. The asset management agreement with an AmTrust subsidiary, the reinsurance brokerage agreement with an AmTrust subsidiary, the warrants issued to our Founding Shareholders and the provisional employment agreement with our former Chief Executive Officer and present director Max G. Caviet were negotiated while we were an affiliate of AmTrust. These circumstances could increase the likelihood that the Internal Revenue Service (the “IRS”) would claim that the agreements between us and AmTrust were not concluded on an arm’s-length basis and any such assertion, if not disproved by us, could result in adverse tax consequences to us.

Because (i) our Founding Shareholders collectively own or control approximately 59% of the outstanding shares of AmTrust’s common stock, (ii) our Founding Shareholders sponsored our formation, (iii) our Founding Shareholders’ common shares, together with the 10-year warrants to purchase additional common shares that we issued to our Founding Shareholders in connection with our formation and capitalization, as well as common shares issued in the TRUPS Offering, represent approximately 30.1% of our outstanding common shares assuming all of the warrants are exercised, and (iv) we and AmTrust recently had some overlapping executive management, as described below, we therefore may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders.

The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications. See “Certain Relationships and Related Transactions.”

The Chairman of the Board currently holds the positions of President and Chief Executive Officer of AmTrust, and our former Chief Executive Officer and present director is currently employed by AmTrust as an executive officer. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Barry D. Zyskind, our Chairman of the Board, is the President, Chief Executive Officer and director of AmTrust and, as such, he does not serve our company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. In addition, Max G. Caviet, our former Chief Executive Officer and present director, is currently employed by AmTrust as an executive officer. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of AmTrust and Maiden Holdings diverge. Because AmTrust was our only significant customer until November 2008, remains our largest customer, and is expected to remain our largest customer for at least the next several years, AmTrust has the ability to significantly influence such situations.

Mr. Zyskind’s service as our Chairman of the Board and President, Chief Executive Officer and director of AmTrust, and Mr. Caviet’s service on our Board of Directors and prior service as our President and Chief Executive Officer and as president of two of AmTrust’s subsidiaries, could also raise a potential challenge under antitrust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances.

We have substantial credit exposure to AmTrust due to the business relationship between us and AmTrust and AII.

Due to the business relationship between AmTrust, AII and Maiden Holdings, we have substantial credit exposure to them. AmTrust is a holding company, and we have no contractual relationships with any of its subsidiaries that write insurance, other than AII. We are not entitled to the same rights as a reinsurance company with a direct contractual relationship with AmTrust’s insurance subsidiaries such as the right to enforce such contracts or to pursue damages directly against such subsidiaries. Any failure by AmTrust or AII to honor obligations to us whether due to inability or refusal to perform, or otherwise, would likely have a material adverse effect on us.

If opportunities for writing reinsurance and insurance through Maiden Re do not materialize as we expect, our dependence on AmTrust for a substantial portion of our business will continue, and our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew and write new reinsurance and insurance through Maiden Re. However, we cannot assure you that Maiden Re will retain its customers or write new business as we expect. Other companies might offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business beyond the Quota Share Agreement with AII, which would increase our dependence on AmTrust and have a material adverse effect on our ability to fully implement our business strategy as well as on our financial condition and results of operations.

We are dependent on our key executives. We may not be able to attract and retain key employees or successfully integrate our new management team to fully implement our newly formulated business strategy.

Our success depends largely on the senior management of Maiden Holdings, which includes, among others, Art Raschbaum, our President and Chief Executive Officer, John Marshaleck, our Chief Operating Officer and Secretary, and Michael J. Tait, our Chief Financial Officer. We have entered into employment agreements with Messrs. Raschbaum, Marshaleck and Tait. We have entered into employment agreements with seven additional former key employees of GMAC RE. These employees were instrumental in developing the GMAC RE book of business and will be managing the retention of that business as it transfers to Maiden Reinsurance. Barry D. Zyskind, our Chairman of the Board, is the President, Chief Executive Officer and director of AmTrust but is not employed by us and does not have an employment agreement with us. Therefore, Mr. Zyskind will devote only limited time to our company. We do not maintain key man life insurance coverage on the lives of any of our senior management.

Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business. In addition, we cannot assure you that we will successfully integrate our executive or other personnel after we commence operations.

Maiden Insurance and Maiden Reinsurance have received financial strength ratings of “A-” (Excellent) from A.M. Best. Ratings downgrades of either company may adversely affect our competitive position and our ability to meet our financial goals.

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. A.M. Best is generally considered to be the most important rating agency in connection with the evaluation of reinsurance companies by their customers. Generally, the objective of the rating agencies’ rating systems is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders and are not evaluations directed to investors in a company’s securities or recommendations to buy, sell or hold such securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). A.M. Best’s ratings are generally based on a quantitative evaluation of a company’s performance with respect to profitability, leverage and liquidity and a qualitative evaluation of spread of risk, investments, reinsurance programs, reserves and management. In addition, its ratings take into consideration the fact that we only commenced our operations in June of 2007. A reinsurer’s ratings are used by ceding companies, retrocessional reinsurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of the reinsurer. In addition, the rating of a company seeking reinsurance, also known as a ceding company, may be adversely affected by the lack of a rating of its reinsurer. Therefore, the lack of a rating or a poor rating may dissuade a ceding company from reinsuring with us or may influence a ceding company to reinsure with a competitor of ours.

Maiden Insurance and Maiden Reinsurance have each received a financial strength rating of “A-” (Excellent) from A.M. Best, which is the fourth highest of sixteen rating levels. A rating from A.M. Best indicates A.M. Best’s opinion of our financial strength and ability to meet ongoing obligations to our future policyholders.

The ratings of Maiden Insurance and Maiden Reinsurance are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best. A.M. Best formally evaluates its financial strength ratings of insurance companies at least once every twelve months and monitors the performance of rated companies throughout the year. The maintenance of the assigned ratings will depend upon Maiden Insurance and Maiden Reinsurance operating substantially as our management has represented to A.M. Best. If A.M. Best subsequently downgrades Maiden Insurance’s rating below “A-,” All would have the right to terminate the Quota Share Agreement. If A.M. Best were to downgrade either Maiden Insurance or Maiden Reinsurance, its competitive position would suffer, and its ability to market its products, to obtain customers and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because AmTrust and our other insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including our and AmTrust’s growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. We used approximately $450.0 million of the $500.0 million in net proceeds we received from the private offering and the $50.0 million our Founding Shareholders invested in us to capitalize Maiden Insurance in 2007. We used a portion of the $260 million raised in the TRUPS Offering to capitalize Maiden Reinsurance. We may need to raise additional funds to further capitalize Maiden Insurance and Maiden Reinsurance. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into an unsecured revolving credit facility and a term loan facility with one or more syndicates of lenders. We currently have no commitment from any lender with respect to a credit facility or a loan facility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

We may not be able to manage our growth effectively.

We expect our business to grow in the future as we continue our relationships with existing customers, including AmTrust while seeking opportunities to reinsure other insurance companies operating in similar niches. We do not have specific targets or time frames for growth. Expansion of our business could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ five non-Bermudians in our Bermuda office including our Chief Executive Officer and our Chief Operating Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. The Bermuda government’s policy places a six year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Our actual (re)insured losses may be greater than our loss reserves, which would negatively impact our financial condition and results of operations.

We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer. After we begin to write reinsurance business and to recognize liabilities for unpaid losses, we will establish loss reserves as balance sheet liabilities. These reserves will represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments, particularly for new companies, such as ours, that have no loss development experience. As part of our reserving process, we will review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

•	trends in claim frequency and severity;
•	changes in operations;
•	emerging economic and social trends;
•	inflation; and
•	changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business, including AmTrust. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies or by the managing general agents and the receipt and recording of those results by us. Accordingly, establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurately estimate reporting from cedants and agents.

Furthermore, Maiden Insurance is a new company, and other than through its traditional quota share reinsurance business from AmTrust and the business acquired in the GMAC Acquisition, it has very limited loss experience and a relatively small population of underlying risks for at least our early years. Therefore, Maiden Insurance will be exposed to an increased likelihood that actual results may not conform to our estimates.

To the extent our loss reserves are insufficient to cover actual losses and loss adjustment expenses, we will have to adjust our loss reserves and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon reinsurance brokers, managing general agents and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services.

We market our reinsurance products primarily through brokers, managing general agents and other producers, including third party administrators and financial institutions. We expect that we will derive a significant portion of our business from a limited number of brokers and managing general agents. Our failure to further develop or maintain relationships with brokers and managing general agents from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we anticipate that we will frequently pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers in turn are required to pay and will pay these amounts over to the clients that have purchased reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we will write, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations, notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the brokers. Consequently, we will assume a degree of credit risk associated with brokers with whom we work, with respect to most of our reinsurance business.

The occurrence of severe catastrophic events may have a material adverse effect on our financial results and financial condition.

Although our business focus generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Reinsurance — Other segment does include exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. The incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. These losses could eliminate our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

The property and casualty insurance and reinsurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance and reinsurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although an individual insurance or reinsurance company’s financial performance is dependent on its own specific business characteristics, the profitability of most property and casualty insurance and reinsurance companies tends to follow this cyclical market pattern. Beginning in 2000 and accelerating in 2001, the property and casualty insurance and reinsurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. We believe these trends slowed beginning in 2004 and, until recently, that the market had transitioned to a more competitive environment in which underwriting capacity and price competition has increased. This additional underwriting capacity resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline. However, the current market appears to be in a state of flux. Because this cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. These cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common stock to be volatile.

Negative developments in the workers’ compensation insurance industry would adversely affect our financial condition and results of operations.

Although we engage in other businesses, 46.6% of premiums written in 2008 was attributable to reinsurance of workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing workers’ compensation insurance, this could negatively affect the workers’ compensation insurance industry in the affected markets.

In Florida, our largest state in terms of workers’ compensation premium volume, and in certain other states, insurance regulators set the premium rates. Insurance regulators may set rates below those required to maintain profitability on our worker’s compensation business.

A substantial portion of our funds will be loaned to AII to be placed in trusts for the benefit of AmTrust’s insurance companies or will be placed in trusts for the benefit of other ceding companies.

Generally, under U.S. state insurance laws, a ceding company is not permitted to take credit for reinsurance in its statutory financial statements (meaning that it is not permitted to reduce its liabilities in such financial statements by the amount of losses ceded to a reinsurer) unless the reinsurer is accredited, licensed or otherwise approved by the insurance regulator in the ceding company’s state of domicile or provides collateral to secure its obligations to the ceding company under the reinsurance agreement. Acceptable collateral for these purposes can take a number of forms, including a “funds withheld” account (in which the ceding company retains control of the funds representing premiums transferred to the reinsurer and deducts ceded losses from such funds), letters of credit or a trust account established for the benefit of the ceding company (often called a “Regulation 114 trust”). We expect that Maiden Insurance will not be an accredited, licensed or otherwise approved reinsurer in any U.S. state and that it will establish Regulation 114 trusts or post letters of credit for the benefit of its ceding companies domiciled in the United States (or, in the case of reinsurance of business written by U.S. subsidiaries of AmTrust, that it will lend funds on an unsecured basis to AII as described below). A Regulation 114 trust must be funded in an amount equal to at least 102% of the reinsurer’s obligations to the ceding company in order for the ceding company to receive credit for reinsurance on its statutory financial statements. As a result of our planned use of Regulation 114 trusts, a substantial portion of our assets will not be available to us for other uses, which will reduce our financial flexibility.

Further, Maiden Insurance has agreed to collateralize its obligations under the Quota Share Agreement with AII by one or more of the following methods at the election of Maiden Insurance:

•	by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement between Maiden Insurance and AII with such funds being deposited by AII into the trust accounts established or to be established by AII for the sole benefit of AmTrust’s U.S. insurance subsidiaries pursuant to the reinsurance agreements between AII and those AmTrust subsidiaries;
•	by transferring to AII assets for deposit into those trust accounts;
•	by delivering letters of credit to the applicable U.S. AmTrust insurance subsidiaries on behalf of AII; or
•	by requesting that AII cause such AmTrust insurance subsidiary to withhold premiums in lieu of remitting such premiums to AII.

As a result of our planned use of Regulation 114 trusts accounts or letters of credit and our election to lend funds to AII, a substantial portion of our assets, including a disproportionate share of our higher-quality fixed-income investments, will not be available to us for other uses, which will reduce our financial flexibility.

If collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Insurance will provide collateral to the extent required, although Maiden Insurance does not expect that such collateral will be required unless an AmTrust insurance company subsidiary is domiciled in the United States. Maiden Insurance currently is satisfying its collateral requirements under the Quota Share Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement. As of December 31, 2008, $168.0 million was on loan to AII. See “Certain Relationships and Related Transactions.”

Maiden Insurance is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Insurance’s assets from their trust account, draws down on its letter of credit or misapplies withheld funds that are due to Maiden and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Insurance to recover any such amounts to which we are entitled than it would be if Maiden Insurance had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Insurance any collateral provided by Maiden Insurance that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Insurance. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Insurance chooses not to terminate the Quota Share Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically. See “Certain Relationships and Related Transactions.”

The outcome of recent insurance industry investigations and legislative and regulatory proposals in the United States could adversely affect our financial condition and results of operations.

The United States insurance industry has been the focus of scrutiny by regulatory and law enforcement authorities, as well as class action attorneys and the general public, relating to allegations of improper special payments, price-fixing, bid-rigging, improper accounting practices and other alleged misconduct, including payments made by insurers to brokers and the practices surrounding the placement of insurance business. It is difficult to predict the outcome of these investigations, whether they will expand into other areas not yet contemplated, whether activities and practices currently thought to be lawful will be characterized as unlawful, what form any additional laws or regulations will have when finally adopted and the impact, if any, of such regulatory and law enforcement action and litigation on our business and financial condition.

In addition Congress has examined a possible modification or repeal of the McCarran-Ferguson Act, which exempts the insurance industry from federal anti-trust laws, has been on the agenda of the United States Congress for some time. We cannot assure you that the McCarran-Ferguson Act will not be modified or repealed, or that any such repeal, if enacted, would not have a enforcement action and litigation on our business and financial condition.

We compete with a large number of companies in the reinsurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. There are many reinsurers throughout the world, and new reinsurance companies, based in Bermuda or elsewhere, may be formed at any time. We will compete with major U.S. and non-U.S. reinsurers that offer the lines of reinsurance that we will offer, target the same market as we do and utilize similar business strategies. We compete with various reputable and established reinsurers, such as PartnerRe Ltd., Max Capital Group Ltd., Munich Reinsurance America Inc, Swiss Re, and General Reinsurance Corporation, Endurance Specialty Holdings Ltd., Folksamerica Holding Company Inc., Platinum Underwriters Holdings Ltd., and SCOR Reinsurance Company.

Since we have a limited operating history, many of our competitors will have greater name and brand recognition than we will have. Many of them also have more (in some cases substantially more) capital and greater marketing and management resources than we expect to have, and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer.

Our competitive position will be based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), knowledge of the types of business to be reinsured, speed of claims payment, reputation, experience and qualifications of employees and local presence. Since we have just recently commenced operations, we may not be able to compete successfully on many of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

Consolidation in the insurance and reinsurance industry and increased competition on premium rates could lead to lower margins for us and less demand for our products and services.

The insurance and reinsurance industry is undergoing a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through merger and acquisition activities. We believe that the larger entities resulting from these mergers and acquisition activities may seek to use the benefits of consolidation, including improved efficiencies and economies of scale, to, among other things, implement price reductions for their products and services to increase their market shares. Consolidation among primary insurance companies may also lead to reduced use of reinsurance as the resulting larger companies may be able to retain more risk and may also have bargaining power in negotiations with reinsurers. If competitive pressures compel us to reduce our prices, our operating margins will decrease.

As the insurance and reinsurance industry consolidates, competition may become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, which could reduce our operating margins.

When the property-casualty insurance industry has exhibited a greater degree of competition, premium rates have come under downward pressure as a result. Greater competition could result in reduced volumes of reinsurance written and could reduce our profitability.

We may misevaluate the risks we seek to reinsure.

Our success will rely upon the ability of our underwriters and actuaries to accurately assess the risks associated with the programs and treaties that we reinsure. Like other reinsurers, we will not separately evaluate each of the individual risks assumed under reinsurance treaties. Thus, we will be largely dependent on the original underwriting decisions made by ceding companies. We will be subject to the risk that our ceding companies may not have adequately evaluated the individual risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume.

Reinsurance of AmTrust’s insurance companies could expose us to substantial liability.

Because a substantial portion of our reinsurance business is with AmTrust, our results will be dependent on the results of operations of AmTrust’s insurance company subsidiaries. We have entered into the Quota Share Agreement with AII, through which we reinsure 40% of the losses of AmTrust’s insurance company subsidiaries, net of reinsurance with unaffiliated reinsurers. If market conditions change during the term of this agreement, we will be adversely affected should AmTrust’s underwriting results deteriorate during that period.

We will not be able to control AmTrust’s decisions relating to its other reinsurance, and AmTrust may change its reinsurance in ways that adversely affect us.

The reinsurance ceded by AmTrust is net of any reinsurance that AmTrust obtains from unaffiliated reinsurers. For example, Maiden Insurance will receive 40% of AmTrust’s premiums (net of commissions in the case of AmTrust’s UK subsidiary) net of premiums ceded to unaffiliated reinsurers, and will be liable for 40% of losses and loss adjustment expenses on the ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust purchases from unaffiliated reinsurers. AmTrust may change its unaffiliated reinsurance in ways that may adversely affect us. For example, if AmTrust purchases less excess of loss reinsurance, the amount of risk ceded to us under the Quota Share Agreement with AII will increase, although the Quota Share Agreement excludes coverage of any policy written by AmTrust in which AmTrust’s net retention exceeds $5 million. Conversely, if AmTrust chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust would reduce our revenues.

Our Quota Share Agreement provides coverage for extra-contractual obligations and losses in excess of policy limits that AII or the AmTrust insurance subsidiaries may incur. From January 1, 2008 to January 1, 2010, AmTrust retain the first $1 million per occurrence on workers’ compensation claims other than those arising out of acts of terrorism. AmTrust’s reinsurance for such claims totals $129.0 million, structured as a five layer tower. The first layer of this reinsurance provides $9.0 million of coverage per occurrence in excess of a $1.0 million retention. It has an annual aggregate deductible of $1.25 million and reinsures losses in excess of $1.0 million up to $10.0 million. 45% of this layer is reinsured by Maiden Insurance. The second layer provides $10.0 million of coverage per occurrence in excess of $10.0 million. This layer reinsures losses in excess of $10.0 million up to $20.0 million. The third layer provides $30.0 million of coverage per occurrence for claims in excess of $20.0 million. This layer provides coverage for losses in excess of $20.0 million up to $50.0 million. It has limits of $10.0 million per individual (it has an aggregate limit of $60.0 million for the entire 12-month contract period). The fourth layer provides $30.0 million of coverage per occurrence for claims in excess of $50.0 million. It has limits of $10.0 million per individual and an aggregate limit of $60.0 million for the entire 12-month contract period. The fifth layer provides $50.0 million of coverage per occurrence for claims in excess of $80.0 million. It reinsures losses greater than $80.0 million up to $130.0 million. It has limits of $10.0 million per individual and an aggregate limit of $100.0 million for the entire 12-month contract period.

We may face substantial exposure to losses from terrorism.

U.S. insurers are required by state and Federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the United States Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act of 2002 (“TRIA”) requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a Federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended the Federal assistance program through 2007, but it also set a per-event threshold that must be met before the federal program becomes applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) extends the Federal assistance program through 2014.

Pursuant to TRIA, as extended, U.S. insurance companies must offer insureds coverage for acts of terrorism that are certified as such by the U.S. Secretary of the Treasury, in concurrence with the Secretary of State and the Attorney General, for an additional premium or decline such coverage. The Federal government will reimburse commercial insurers for up to 85% of the losses due to certified acts of terrorism in excess of a deductible which, for 2008, is set at 20% of the insurer’s direct earned commercial lines premiums for the immediately preceding calendar year. The Federal reimbursement is triggered only after a per-event threshold, referred to as the program trigger, has been reached. In the case of certified acts of terrorism taking place after March 31, 2006, the program trigger throughout the seven-year duration of the program has been set at $100 million for industry-wide insured losses.

TRIPRA also expanded the definition of Act of Terrorism by removing the distinction between foreign and domestic acts of terrorism.

The federal terrorism risk assistance provided by TRIA, TRIEA and TRIPRA will expire at the end of 2014. Any renewal may be on substantially less favorable terms.

Pursuant to the Quota Share Agreement and the reinsurance agreements that we anticipate that our reinsurance subsidiaries will enter into with others. Our subsidiaries will reinsure a portion of each ceding insurer’s losses resulting from terrorism. With respect to those reinsurance agreements that we have entered into to date, either terrorism coverage is specifically excluded or we do not consider exposure to terrorist acts to be significant. Although we expect that Maiden Insurance will seek to retrocede some or all of this terrorism risk to unaffiliated reinsurers, it may be unable to do so on terms that it considers favorable, or at all.

We may or may not use retrocessional coverage to limit our exposure to risks. Any retrocessional coverage that we obtain may be limited, and credit and other risks associated with our retrocessional reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.

We will provide reinsurance to our clients and in turn we may or may not retrocede reinsurance we assume to other insurers and reinsurers. If we do not use retrocessional reinsurance, our exposure to losses will be greater than if we did obtain such coverage. If we do obtain retrocessional coverage, some of the insurers or reinsurers to whom we may retrocede coverage may be domiciled in Bermuda or other non-U.S. locations. We would be subject to credit and other risks that depend upon the financial strength of these reinsurers. Further, we will be subject to credit risk with respect to any retrocessional arrangements because the ceding of risk to reinsurers and retrocessionaires would not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of any retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operation. We will attempt to mitigate such risks by retaining collateral or trust accounts for premium and claims receivables, but nevertheless we cannot be assured that reinsurance will be fully collectable in the case of all potential claims outcomes.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued. A recent example of emerging claims and coverage issues is the growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in our industry. The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our business, financial condition and results of operations.

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries.

We expect that dividends and other permitted distributions from Maiden Insurance and Maiden NA will be our sole source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, will restrict the declaration and payment of dividends and the making of distributions by Maiden Insurance, unless specific regulatory requirements are met. In addition, Maiden Insurance might enter into contractual arrangements in the future that could impose restrictions on any such payments. If we cannot receive dividends or other permitted distributions from Maiden Insurance as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. Maiden Insurance is currently able to pay us dividends in an amount in excess of $75 million. The inability of Maiden Insurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than the aggregate of our liabilities and issued share capital and share premium accounts.

The ability of Maiden Reinsurance to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden Reinsurance cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings, which may not, in turn, be able to pay dividends to shareholders. As of December 31, 2008, Maiden Reinsurance could pay dividends to Maiden NA approximately $0.8 million without prior regulatory approval. Any dividends paid by Maiden Reinsurance would reduce its surplus.

Insurance statutes and regulations in various jurisdictions could affect our profitability and restrict our ability to operate.

Maiden Insurance is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. We intend that Maiden Insurance will not be registered or licensed as an insurance company in any jurisdiction outside Bermuda, will conduct business through offices in Bermuda and will not maintain an office or conduct any insurance or reinsurance activities in the United States or elsewhere outside of Bermuda. Nevertheless, we expect that a large portion of the gross premiums written by Maiden Insurance will be derived from the Quota Share Agreement with AII, pursuant to which Maiden Insurance reinsures a quota share of insurance written by AmTrust’s insurance subsidiaries, and from reinsurance contracts entered into with entities domiciled in the United States. Inquiries into or challenges to the insurance activities of Maiden Insurance may still be raised in the future.

In addition, even if Maiden Insurance, as a reinsurer, is not directly regulated by applicable laws and regulations governing insurance in the jurisdictions where its ceding companies operate, these laws and regulations, and changes in them, can affect the profitability of the business that is ceded to Maiden Insurance, and thereby affect our results of operations. The laws and regulations applicable to direct insurers could indirectly affect us in other ways as well, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.

In the past, there have been congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. Our exposure to potential regulatory initiatives could be heightened by the fact that Maiden Insurance is intended to be domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future, including potentially seeking independence.

If Maiden Insurance were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than Bermuda laws and regulations, at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on our ability to conduct business and on our financial condition and results of operations.

A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We plan to invest approximately 90 – 95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and approximately 5 – 10% in other securities which may include high-yield securities and equity securities. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we intend to classify substantially all of our invested assets as available for sale, we expect changes in the market value of our securities will be reflected in shareholders’ equity. Our board of directors has established our investment policies and our management is in the process of implementing our investment strategy with the assistance of AII Insurance Management Limited (“AIIM”) our investment manager. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility. General economic conditions and overall market conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

Our investment portfolio includes a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Because of the unpredictable nature of losses that may arise under reinsurance policies, our liquidity needs could be substantial and may increase at any time. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio (all of which are currently agency-backed and AAA rated). Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. For example, since the summer of 2007, segments of the bond market have experienced a substantial decline due to spillover effects from the problems affecting the subprime mortgage industry. The difficult conditions in the credit market that currently exist continue to affect many types of fixed income securities.

We may invest a portion of our portfolio in below investment-grade securities. Borrowers that issue below investment-grade securities are more sensitive to adverse economic conditions, including a recession. The risk of default by these borrowers and the risk that we may not be able to recover our investment is significantly greater than for other borrowers. We also may invest a portion of our portfolio in equity securities, including hedge funds, which are more speculative and more volatile than debt securities.

If we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business.

Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.

We have debt outstanding that could adversely affect our financial flexibility.

In connection with the TRUPS Offering, Maiden NA issued a subordinated debenture in the principal amount of $260 million, which is the subject of a subordinated guarantee by Maiden Holdings. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility.

Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our shareholders;
•	increasing our vulnerability to changing economic, regulatory and industry conditions;
•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•	limiting our ability to borrow additional funds; and
•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes.

Risks Related to Our Shares

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of March 27, 2009, our Founding Shareholders beneficially owned approximately 30.1% of our outstanding common shares assuming the exercise of their warrants in Maiden. Although they do not act as a group, our Founding Shareholders exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.06 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.06 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.

The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;
•	changes in the frequency or severity of claims;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;
•	price competition;
•	inadequate reserves;
•	cyclical nature of the property and casualty insurance market;
•	negative developments in the specialty property and casualty reinsurance sectors in which we operate; and
•	reduction in the business activities of AmTrust or any of our ceding insurers.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our shares may be volatile.

Future sales of shares may adversely affect their price.

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 27, 2009, 70,287,664 common shares are outstanding (including 11,700,000 of our common shares that will be registered pursuant to the TRUPS Offering). In addition, we have reserved 2,800,000 shares for issuance under our 2007 Share Incentive Plan. Under this plan, we have granted options exercisable for, in the aggregate, 1,519,834 of our common shares. In addition, we issued ten-year warrants to our Founding Shareholders to purchase an additional 4,050,000 of our common shares. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

Our internal control and reporting systems might not be effective in the future, which could increase the risk that we would become subject to restatements of our financial results or to regulatory action or litigation or other developments that could adversely affect our business.

Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting and actuarial personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if our management or our independent registered public accounting firm were to conclude that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and our financial flexibility and the value of our stock could be adversely impacted.

We are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

We are subject to financial and other reporting and corporate governance requirements, including the requirements of the NASDAQ Global Market and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we are, or will be, required to:

•	enhance the roles and duties of our board of directors, our board committees and management;
•	supplement our internal accounting function, including hiring staff with expertise in accounting and financial reporting for a public company, as well as implement appropriate and sufficient accounting and reporting systems, and enhance and formalize closing procedures at the end of our accounting periods;
•	prepare and distribute periodic public reports in compliance with our obligations under the U.S. federal securities laws;
•	involve and retain to a greater degree outside counsel and accountants in the activities listed above;
•	establish or outsource an internal audit function;
•	enhance our investor relations function; and
•	establish new control policies, such as those relating to disclosure controls and procedures, segregation of duties and procedures and insider trading.

These obligations require a significant commitment of additional resources. We may not be successful in implementing these requirements, and implementing them could adversely affect our business or operating results. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis would be impaired.

Provisions in our bye-laws may reduce or increase the voting rights of our shares.

In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as that term is defined in “Material Tax Considerations”) (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

We are authorized under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate the shareholder’s voting rights.

Anti-takeover provisions in our bye-laws could impede an attempt to replace or remove our directors, which could diminish the value of our common shares.

Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a shareholder might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our common shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

Examples of provisions in our bye-laws that could have such an effect include the following:

•	our board of directors may reduce the total voting power of any shareholder in order to avoid adverse tax, legal or regulatory consequences to us or any direct or indirect holder of our shares or its affiliates; and
•	our directors may, in their discretion, decline to record the transfer of any common shares on our share register, if they are not satisfied that all required regulatory approvals for such transfer have been obtained or if they determine such transfer may result in a non-de minimis adverse tax, legal or regulatory consequence to us or any direct or indirect holder of shares or its affiliates.

It may be difficult for a third party to acquire us.

Provisions of our organizational documents may discourage, delay or prevent a merger, amalgamation, tender offer or other change of control that holders of our shares may consider favorable. These provisions impose various procedural and other requirements that could make it more difficult for shareholders to effect various corporate actions. These provisions could:

•	have the effect of delaying, deferring or preventing a change in control of us;
•	discourage bids for our securities at a premium over the market price;
•	adversely affect the price of, and the voting and other rights of the holders of our securities; or
•	impede the ability of the holders of our securities to change our management.

In addition, AII is entitled to terminate the Quota Share Agreement if we undergo a change in control. Because we expect the business we reinsure from AmTrust to constitute a substantial portion of our business for at least our first few years of operations, this termination right may deter parties who are interested in acquiring us, may prevent shareholders from receiving a premium over the market price of our common shares and may depress the price of our common shares below levels that might otherwise prevail.

Applicable insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.

Under Bermuda law, for so long as Maiden Holdings has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden Holdings and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

In addition to the foregoing, we are subject to U.S. state statutes governing insurance holding companies, which generally require that any person or entity desiring to acquire direct or indirect control of any of our U.S. insurance company subsidiaries obtain prior regulatory approval. Under the laws of most U.S. states, any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. These laws may also discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

Any person having a shareholding of 10% or more of the issued share capital in Maiden Holdings would be considered to have an indirect holding in our U.S. insurance subsidiaries at or over the 10% limit. Any change that resulted in the indirect acquisition or disposal of a shareholding of greater than or equal to 10% in the share capital of Maiden Holdings may require approval of the relevant U.S. state insurance regulators prior to the transaction.

U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation. Set forth below is a summary of certain significant provisions of the Companies Act 1981 of Bermuda, including modifications adopted pursuant to our bye-laws, applicable to us which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

Interested Directors.  Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law such transaction would not be voidable if:

•	the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;
•	such material facts are disclosed or are known to the stockholders entitled to vote on such transaction and the transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•	the transaction is fair as to the corporation as of the time it is authorized, approved or ratified.

Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.

Mergers and Similar Arrangements.  The amalgamation of a Bermuda company with another company or corporation (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate with another Bermuda company or with a body incorporated outside Bermuda. In the case of an amalgamation, a shareholder may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a stockholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such stockholder may receive cash in the amount of the fair value of the shares held by such stockholder (as determined by a court) in lieu of the consideration such stockholder would otherwise receive in the transaction.

Shareholders’ Suit.  The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to stockholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

Indemnification of Directors.  We may indemnify our directors or officers in their capacity as directors or officers of any loss arising or liability attaching to them by virtue of any rule of law in respect of any negligence, default, breach of duty or breach of trust of which a director or officer may be guilty in relation to the company other than in respect of his own fraud or dishonesty. Under Delaware law, a corporation may indemnify a director or officer of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred in defense of an action, suit or proceeding by reason of such position if such director or officer acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the corporation and, with respect to any criminal action or proceeding, such director or officer had no reasonable cause to believe his or her conduct was unlawful. In addition, we have entered into indemnification agreements with our directors and officers.

We are a Bermuda company and it may be difficult for you to enforce judgments against us or our directors and executive officers.

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, some of our directors and officers may reside outside the United States, and all or a substantial portion of our assets will be and the assets of these persons are, and will continue to be, located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been previously advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this prospectus, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Risks Related to Taxation

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results and on an investment in our shares.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Maiden Holdings and Maiden Insurance an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Maiden Holdings, Maiden Insurance or any of their respective operations or their respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by them) until March 28, 2016. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since Maiden Holdings and Maiden Insurance are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

The impact of the Organization for Economic Cooperation and Development’s directive to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and periodically updated, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

If either Maiden Holdings or Maiden Insurance were considered to be engaged in a trade or business in the United States, it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Insurance, if it is entitled to benefits under the United States income tax treaty with Bermuda and if Maiden Insurance were considered engaged in a trade or business in the United States through a permanent establishment, Maiden Insurance could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the United States, in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Insurance are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the United States, (ii) a significant portion of Maiden Insurance’s business is reinsurance of AmTrust’s insurance subsidiaries and Maiden Insurance may have difficulty in significantly expanding its reinsurance business beyond its agreement with AmTrust, (iii) Maiden Insurance has entered into a brokerage services agreement with IGI Intermediaries, Inc. (“IGI Inc.”) (an AmTrust subsidiary that provides brokerage services in the United States), (iv) our Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust and a present director of the Company, and (c) one of our directors is related to two directors of AmTrust and a significant shareholder of AmTrust, (v) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future (see “Certain Relationships and Related Transactions”), and (vi) the activities conducted outside the United States related to Maiden Insurance’s start-up were limited, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

Potential Additional Application of the Federal Insurance Excise Tax.  The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’ position is unclear. Maiden Insurance has not determined if the FET should be applicable with respect to risks ceded to it by, or by it to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to Maiden Insurance by a non-U.S. insurance company, or by Maiden Insurance to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to Maiden Insurance with respect to such risks.

Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.

If you are a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote) that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code) (that is, “constructively”) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation or the total value of all stock of that corporation.

For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly through non-U.S. entities or constructively) by 10% U.S. Shareholders on any day during the taxable year of such corporation.

For purposes of this discussion, the term “U.S. Person” means: (i) an individual citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Because our Founding Shareholders owned all of the shares of Maiden Holdings prior to July 3, 2007, Maiden Holdings was a CFC during the period of 2007 prior to July 3, 2007. Following the 2007 private offering, Barry Zyskind may be treated as a 10% U.S. Shareholder of Maiden Holdings and Maiden Insurance as a result of his seat on the board of Maiden Holdings and George Karfunkel and/or Michael Karfunkel may be treated as a 10% U.S. Shareholder of Maiden Holdings and Maiden Insurance as a result of Yehuda Neuberger’s seat on the board of Maiden Holdings, because of Mr. Neuberger’s significant familial connections to the Karfunkels and, through them, to AmTrust. We believe, subject to the discussion below, that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under “Description of Share Capital”) and other factors, no U.S. Person who acquired our shares directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of Maiden Holdings’ or Maiden Insurance’s shares. However, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person (other than Barry Zyskind, George Karfunkel and Michael Karfunkel) who owns our shares will not be characterized as a 10% U.S. Shareholder.

U.S. Persons who hold our shares may be subject to U.S. federal income taxation at common income rates on their proportionate share of Maiden Insurance’s related person insurance income.

If U.S. persons are treated as owning 25% or more of Maiden Insurance’s shares (by vote or by value) (as is expected to be the case) and the related person insurance income (or RPII) of Maiden Insurance (determined on a gross basis) were to equal or exceed 20% of Maiden Insurance’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Insurance (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Insurance’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Insurance (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Insurance. As of December 31, 2008, we believe that either (i) the direct or indirect insureds of Maiden Insurance (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Insurance should not equal or exceed 20% of Maiden Insurance’s gross insurance income for the taxable year ending December 31, 2008 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains if any.

The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Maiden Holdings will not be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Maiden Holdings and Maiden Insurance is uncertain.

U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if Maiden Holdings is considered to be a passive foreign investment company.

If Maiden Holdings is considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Maiden Holdings were considered a PFIC, upon the death of any U.S. individual owning our shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that we will not be deemed a PFIC by the IRS. For example, if Maiden Insurance is not able to expand its reinsurance business beyond its agreements with AmTrust, the IRS may successfully conclude that we should be characterized as a PFIC. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.

The IRS may take the position that transactions between AmTrust and Maiden Insurance do not constitute insurance or that Maiden Insurance is not engaged in the active conduct of an insurance business, due to the proportion of Maiden Insurance’s premiums provided by AmTrust subsidiaries.

The IRS, in Revenue Ruling 2005-40, took the position that a transaction between an insurer and an insured did not provide risk distribution, and thus was not insurance for U.S. federal income tax purposes, when the insured provided over 90% of the insurer’s premiums for the year. We do not believe the IRS would attempt to apply such a rule to quota share reinsurance transactions in which the ceding company cedes a significant number of unrelated risks to the reinsurer, even if the ceding company provided substantially all of the reinsurer’s business, nor do we believe the IRS would be successful if it took such a position. Nevertheless, if the IRS successfully asserted such a position, and transactions between AmTrust and Maiden Insurance were not considered insurance, Maiden Holdings could be considered a PFIC. Further, it is possible that Maiden Insurance may not qualify for the insurance income exception to the PFIC rules for any taxable year in which its only business was the reinsurance of affiliates of AmTrust. As noted above, there could be material adverse tax consequences for an investor were Maiden Holdings to be considered a PFIC.

The Quota Share Agreement between Maiden Insurance and AmTrust may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

Under section 845 of the Code, the IRS may allocate income, deductions, assets, reserves, credits and any other items related to a reinsurance agreement among certain related parties to the reinsurance agreement, or in circumstances where one party is an agent of the other, recharacterize such items, or make any other adjustment, in order to reflect the proper source, character or amount of the items for each party. In addition, if a reinsurance contract has a significant tax avoidance effect on any party to the contract, the IRS may make adjustments with respect to such party to eliminate the tax avoidance effect. No regulations have been issued under section 845 of the Code. Accordingly, the application of such provisions is uncertain and we cannot predict what impact, if any, such provisions may have on us.

U.S. tax-exempt organizations that own our shares may recognize unrelated business taxable income.

A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization, in which case the tax-exempt entity generally should be subject to the unrelated business income tax. In general, insurance income will be allocated to a U.S. tax-exempt organization if either (i) we are a CFC (which should be the case if 10% U.S. Shareholders own 25% or more of our voting power or value) and the tax-exempt shareholder is a 10% U.S. Shareholder or (ii) U.S. Persons own 25% or more of our shares, we insure directly or indirectly our direct or indirect shareholders that are U.S. Persons or persons related to such shareholders, and certain exceptions do not apply. Although we do not believe that any U.S. tax-exempt organizations should be allocated such insurance income, we cannot be certain that this will be the case. Potential U.S. tax-exempt investors are advised to consult their own tax advisers.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse effect on us, or our shareholders. For example, one legislative proposal would reduce or eliminate the tax deduction for reinsurance premiums paid by a U.S. insurer or reinsurer to an affiliate in a lower tax jurisdiction, such as Bermuda. Any such change in U.S. tax law could have a material adverse effect on the Company.

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC or whether U.S. Persons would be required to include in their gross income the “subpart F income” or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

We may be subject to United Kingdom taxes, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

A company which is resident in the UK for UK corporation tax purposes is subject to UK corporation tax in respect of its worldwide income and gains. Neither Maiden Holdings nor Maiden Insurance is incorporated in the UK. Nevertheless, Maiden Holdings or Maiden Insurance would be treated as being resident in the UK for UK corporation tax purposes if its central management and control were exercised in the UK. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Insurance intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the UK, for UK tax purposes. However, Her Majesty’s Revenue & Customs could challenge our tax residence status.

A company which is not resident in the UK for UK corporation tax purposes can nevertheless be subject to UK corporation tax at the rate of 30% if it carries on a trade in the UK through a permanent establishment in the UK, but the charge to UK corporation tax is limited to profits (including income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.

The directors and officers of Maiden Insurance intend to operate the business of Maiden Insurance in such a manner that it does not carry on a trade in the UK through a permanent establishment in the UK. Nevertheless, Her Majesty’s Revenue & Customs might contend successfully that Maiden Insurance is trading in the UK through a permanent establishment in the UK because there is considerable uncertainty as to the activities which constitute carrying on a trade in the UK through a permanent establishment in the UK.

The UK has no income tax treaty with Bermuda. Companies that are neither resident in the UK nor entitled to the protection afforded by a double tax treaty between the UK and the jurisdiction in which they are resident are liable to income tax in the UK, at the basic rate of 22%, on the profits of a trade carried on in the UK, where that trade is not carried on through a permanent establishment in the UK. The directors and officers of Maiden Insurance intend to operate the business in such a manner that Maiden Insurance will not fall within the charge to income tax in the UK (other than by way of deduction or withholding) in this respect.

If either Maiden Holdings or Maiden Insurance were treated as being resident in the UK for UK corporation tax purposes, or if Maiden Insurance were treated as carrying on a trade in the UK, whether through a permanent establishment or otherwise, the results of the Group’s operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Bermuda (our corporate headquarters) and the United States for the operation of our business. We also lease apartments for employee use in Bermuda. Our leases have remaining terms ranging from 7 months to approximately 3 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 10(f) of the notes to the consolidated financial statements in the Form 10-K.

We executed an office space lease in Hamilton, Bermuda commencing January 1, 2008. The initial term of this agreement expires on December 31, 2010 with two options of three years each at the then market rent. We have an office space lease in Mt. Laurel, New Jersey expiring on May 31, 2010, with two options of three years to renew until 2016 at specified rents.

We also have four other office space leases in the United States and three apartment leases in Bermuda with various expiry dates.

Item 3. Legal Proceedings.

In 2008, a derivative action on behalf of AmTrust against Maiden Holdings, Maiden Insurance and certain officers and directors of AmTrust was filed in the Supreme Court of the State of New York, County of New York. This complaint alleges that AmTrust’s transactions with Maiden Holdings and Maiden Insurance unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden Holdings, at the expense of AmTrust and that AmTrust’s directors breached their fiduciary duty to AmTrust by approving them. The plaintiff further alleges claims for breach of their duty of loyalty to and employment agreements with AmTrust against Messrs. Zyskind, Caviet and Pipoly for accepting positions at Maiden Holdings and/or Maiden Insurance. The complaint seeks damages from the individual defendants and Maiden Holdings and judgment declaring Maiden Holdings and Maiden Insurance transactions void.

The Company and the individual defendants have moved to dismiss the complaint. The motion is pending. The Company and each of the defendants believe the Complaint is without merit and intend to vigorously defend the action.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares began publicly trading on the NASDAQ Global Select Market under the symbol “MHLD” on May 6, 2008. The following table sets out the high and low prices for our common shares for the periods indicated as reported by the NASDAQ Global Select Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low
2008:
Second quarter (May 6 – June 30)	$10.00	$6.06
Third quarter	$8.30	$1.05
Fourth quarter	$5.26	$2.75

At March 27, 2009, there were 28 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the year ended December 31, 2008, we declared regular quarterly dividends totaling $0.21 per common share. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the United States. See Item 1 “Business — Regulatory Matters,” Item 7 “Management’s Discussion and Analysis of Financial Condition, “Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements,” and Note 15 of the notes to consolidated financial statements included in this Form 10-K.

On October 14, 2008, a hedge fund that we had invested in decided to cease doing business, began liquidating its investments and return cash to shareholders in stages over an 18 month period. This hedge fund was also a shareholder in the Company. We agreed to receive our shares from the hedge fund, in lieu of the cash that the Company would have received upon the redemption of 90% of its investment in the hedge fund. As a result of this transaction the Company received 962,336 common shares at the valuation price of $3.95 per share. The Company holds these shares as Treasury Shares.

We made the following share repurchases in the fourth quarter of 2008, which are held in treasury.

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	962,336	$3.95	—	—
November 1, 2008 to November 30, 2008	—	—	—	—
December 1, 2008 to December 31, 2008	—	—	—	—
Total	962,336	$3.95	—	—

On January 20, 2009, the Company established Maiden Capital Financing Trust, a special purpose trust, for the purpose of issuing trust preferred securities. This involved private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) and 45 common shares, $.01 par value, of the

Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit. As part of the transaction, the Company issued 11,700,000 shares of its common stock to the purchasers of the Trust Preferred Securities.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and NASDAQ Insurance Index for the period beginning on May 6, 2008 and ending on December 31, 2008, assuming $100 was invested on May 6, 2008. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

Item 6. Selected Financial Data.

The following tables set forth our summary historical statement of operations data and summary balance sheet data as of and for the year ended December 31, 2008 and as of December 31, 2007 and for the period from May 31, 2007 (inception) to December 31, 2007. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1.A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Operations Data:
Gross and net premiums written	$727.4	$247.3
Net earned premium	$420.1	$110.2
Net investment income	37.2	15.2
Net realized investment (losses) gains	(37.5)	0.2
Total Revenue	419.8	125.6
Loss and loss adjustment expenses	263.7	65.0
Commissions and other acquisition expenses	119.7	35.5
General and administrative expenses	15.0	3.0
Amortization of intangible assets	1.2	—
Foreign exchange loss	1.4	—
Total Expenses	401.0	103.5
Net income	$18.8	$22.1
Per Share Data:
Earnings per common share(1):
Basic and diluted	$0.32	$0.44
Weighted average number of common shares outstanding:
Basic and diluted	59,344,912	50,759,772
Dividends declared per share	$0.21	$0.025

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
Selected Consolidated Ratios:
Loss and loss expense ratio(2)	62.8%	59.0%
Acquisition cost ratio(3)	28.5%	32.2%
General and administrative expense ratio(4)	3.6%	2.7%
Expense ratio(5)	32.1%	34.9%
Combined ratio(6)	94.8%	93.9%

	As of December 31,
	2008	2007
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$131.9	$35.7
Restricted cash and cash equivalents	409.3	—
Investments at fair market value	1,125.2	490.4
Reinsurance balances receivable	71.9	28.0
Total assets	2,128.6	715.6
Loss and loss adjustment expense reserves	897.7	38.5
Unearned premiums	444.5	137.2
Securities sold under agreements to repurchase, at contract value	232.6	—
Total shareholders’ equity	509.8	537.3
Book value per share(7):
Basic and diluted	$8.70	$9.02

(1)	Please refer to Note 13 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.
(2)	Calculated by dividing net loss and loss adjustment expenses by net premiums earned.
(3)	Calculated by dividing commission and other acquisition costs by net premiums earned.
(4)	Calculated by dividing general and administrative expenses by net premiums earned.
(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.
(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.
(7)	Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as at the end of the period, giving no effect to dilutive securities. Diluted book value per share is a non-GAAP financial measure and is defined as total shareholders’ equity available to common shareholders divided by the number of common shares and common share equivalents issued and outstanding at the end of the period, calculated using the treasury stock method for all potentially dilutive securities. When the effect of dilutive securities would be anti-dilutive, these securities are excluded from the calculation of diluted book value per share.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this Form 10-K include forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 that involve inherent risks and uncertainties. These statements include in general forward-looking statements both with respect to us and the insurance industry. Statements that are not historical facts, including statements that use terms such as “anticipate,” “believe,” “expect,” “predict”, “estimate”, “intend,” “plan,” “project,” “seek,” “potential,” “possible,” “could,” “might,” “may,” “should,” “will,” “would”, “will be”, “will continue”, “will likely result” and that relate to our plans and objectives for future operations, are forward-looking statements. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans will be achieved. These statements are based on current plans, estimates and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1.A “Risk Factors” in this Form 10-K. We undertake no obligation to release publicly the results of any future revisions we make to the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as may be required by law.

Overview

Our Business

We were founded as a Bermuda holding company organized to provide reinsurance business solutions to the property and casualty industry through Maiden Insurance, our reinsurance company subsidiary incorporated and licensed as a Class 3 insurer in Bermuda. Our solutions include quota share reinsurance as well as excess of loss reinsurance.

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

We manage our business through two operating segments: Reinsurance — AmTrust Quota Share and Reinsurance — Other.

Recent Developments

GMAC Acquisition

Before the GMAC Acquisition (as defined and described below), all reinsurance was underwritten in our wholly owned subsidiary, Maiden Insurance. We may on occasion, make strategic investments in some of our clients in order to enable those clients to expand their business and the amount of business they do with us. We do not currently hold such investments.

On October 31, 2008, we acquired the reinsurance operations of GMACI, including its book of assumed reinsurance business. As part of the transaction, the Company’s wholly owned subsidiary, Maiden NA, acquired GMAC RE, the reinsurance managing general agent writing business on behalf of Motors and the renewal rights for the business written by GMAC RE. In connection with the transaction, Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct and Integon. The acquisition of GMAC Direct was consummated on December 23, 2008 upon receipt of regulatory approval, and it was renamed “Maiden Reinsurance Company” on February 2, 2009. Regulatory approval for the acquisition of Integon is pending.

In conjunction with the acquisition of GMAC RE, on October 31, 2008, the Company and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement (“Agreement”) under which the Company will reinsure (i) all of the existing contracts written by the GMAC RE pursuant, to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. According to the loss portfolio transfer provisions of the Agreement, the Company assumed the loss reserves of $755.6 million associated with the GMAC RE business as of October 31, 2008. According to quota share provisions, the Company assumed unearned premium of approximately $169.9 million. As a result of assumption of these liabilities, the Company initially received cash and investments of approximately $956.3 million from Motors. On the Fronted Contracts, from and after the effective date, the Company assumes, one hundred percent (100%) of all premiums and losses for which Motors is otherwise entitled to or liable in respect of the reinsurance contracts.

To support the above transaction, on January 20, 2009, we completed the TRUPS Offering of 260,000 units, each Unit consisting of $1,000 principal amount of Trust Preferred Securities of Maiden Capital Financing Trust and 45 common shares, $.01 par value, of the Company for a purchase price of $1,000.45 per Unit. This resulted in gross proceeds to the Company of approximately $260.1 million in the form of junior subordinated debentures (“Debentures”) before approximately $4.1 million of placement agent fees and expenses. As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Units. Approximately 62% of these securities were placed privately with the Founding Shareholders, and the remainder with several existing institutional investors.

Financial Markets

During 2008, there has been significant turmoil in the U.S. and international financial markets, which is likely to persist into 2009. The ability to borrow funds or raise additional capital has become limited as there has been reduced liquidity in the capital markets. These events have impacted us in several ways.

First, the market for certain securities has become less active, which has made pricing certain securities difficult and which has had the effect of lowering their fair value. While we have taken significant net realized investment losses of $37.6 million from the sale of fixed income securities and other-than-temporary-impairment charges during the year ended December 31, 2008, we believe that our investment portfolio remains well diversified, conservative and of high quality. As of December 31, 2008, we had a net unrealized loss of $44.5 million included in “accumulated other comprehensive income” in the consolidated balance sheet included in this report. As of December 31, 2008, approximately 99% of our fixed income investments consisted of investment grade securities, whose average credit rating is AA+ as rated by Standard & Poor’s. Our investment portfolio does not include any real estate, collateralized debt obligations, collateralized loan obligations, or other complex financial structures.

Second, the recent economic turmoil has also impacted us, as well as others in the industry, in the ability to raise additional capital if necessary given the current market conditions. We believe it would be difficult to raise new capital in the current financial markets at reasonable prices.

Third, the turmoil in the financial markets has impacted the ability of reinsurance companies we compete with to retain business. Several major reinsurance companies have been severely impacted by the recent events in the financial markets. We believe that such events are likely to have a significant effect on competition and pricing in our industry, although the ultimate impact remains unclear. We continue to analyze how to best position our company to benefit from ongoing competitive developments.

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known. In addition, our revenues include income generated from our investment portfolio, consisting of net investment income and net realized investment gains or losses. Investment income is principally derived from interest and dividends earned on investments, partially offset by investment management fees and fees paid to our custodian bank.

Net realized investment gains or losses include (1) net realized investment gains or losses from the sale of investments and (2) write-downs related to declines in the market value of securities on our available for sale portfolio that were considered to be other than temporary.

Expenses

Our expenses consist largely of net losses and loss expenses, commissions and other acquisition costs, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net losses and loss expenses incurred are comprised of three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•	IBNR, which are reserves established by us for changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported. The portion recoverable from reinsurers is deducted from the gross estimated loss.

Acquisition costs are comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of acquisition costs relating to unearned premiums and (3) including the amortization of previously deferred acquisition costs.

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased share-based compensation expense, increased rent expense for our offices and increased professional fees. We believe this trend will continue into 2009 as we continue to hire additional staff and build our infrastructure, including additional expenses related to the GMAC RE business for the full year 2009.

Ratios

Management measures results for each segment on the basis of the “loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “expense ratio” is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the loss and loss expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. The following are the accounting policies that, in management’s judgment, are critical due to the judgments, assumptions and uncertainties underlying the application of those policies and the potential for results to differ from management’s assumptions.

Reserve for Losses and Loss Expenses

The reserve for losses and loss expenses is comprised of two main elements: outstanding loss reserves, also known as “case reserves,” and reserves for IBNR. Outstanding loss reserves relate to known claims and represent management’s best estimate of the likely loss settlement. Thus, there is a significant amount of estimation involved in determining the likely loss payment. IBNR reserves require judgment because they relate primarily to unreported events that based on industry information, management’s experience and actuarial evaluation can reasonably be expected to have occurred and are reasonably likely to result in a loss to our company.

IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.

The reserve for IBNR is estimated by management for each line of business based on various factors, including underwriters’ expectations about loss experience, actuarial analysis, comparisons with the results of industry benchmarks and loss experience to date. The reserve for IBNR is calculated as the ultimate amount of losses and loss expenses less cumulative paid losses and loss expenses and case reserves. Our actuaries employ generally accepted actuarial methodologies to determine estimated ultimate loss reserves.

While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverables in the periods in which they are determined.

Reserves for losses and loss expenses as of December 31, 2008 and 2007 were comprised of the following:

	As of December 31,
	2008	2007
	($ in Millions)
Case reserves	$361.2	$16.4
IBNR	536.5	22.1
Reserve for losses and loss expenses	897.7	38.5
Reinsurance recoverables	—	—
	$897.7	$38.5

Loss reserves on assumed reinsurance have unique features that make them more difficult to estimate. Reinsurers have to rely upon the cedents and reinsurance intermediaries to report losses in a timely fashion. Reinsurers must rely upon cedents to price the underlying business appropriately. Reinsurers have less predictable loss emergence patterns than direct insurers, particularly when writing excess of loss contracts. We establish loss reserves upon receipt of advice from a cedent that a reserve is merited. Our claims staff may establish additional loss reserves where, in their judgment, the amount reported by a cedent is potentially inadequate.

For excess of loss treaties, cedents generally are required to report losses that either exceed 50% of the retention, have a reasonable probability of exceeding the retention or meet serious injury reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted 60 to 90 days after the close of the reporting period. Some proportional treaties have specific language regarding earlier notice of serious claims.

Reinsurance generally has a greater time lag than direct insurance in the reporting of claims. The time lag is caused by the claim first being reported to the cedent, then the intermediary (such as a broker) and finally the reinsurer. This lag can be up to six months or longer in certain cases. There is also a time lag because the insurer may not be required to report claims to the reinsurer until certain reporting criteria are met. In some instances this could be several years, while a claim is being litigated. We use reporting factors from the Reinsurance Association of America to adjust for time lags. We also use historical treaty-specific reporting factors when applicable. Loss and premium information are entered into our reinsurance system by our claims department and our accounting department on a timely basis.

We record the individual case reserves sent to us by the cedents through the reinsurance intermediaries. The loss data received from the intermediaries is checked for reasonableness and for known events. The loss listings are reviewed during routine claim audits.

The expected loss ratios that we assign to each treaty are based upon analysis and modeling performed by a team of actuaries. The historical data reviewed by the team of pricing actuaries is considered in setting the reserves for all treaty years with each cedent. The historical data in the submissions is matched against our carried reserves for our historical treaty years.

Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty insurance and reinsurance lines of business also increase the uncertainties of our reserve estimates in such lines.

We utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business. The actuarial methods we utilize include:

The Expected Loss Ratio (“ELR”) method is a technique that multiplicatively applies an expected loss ratio to earned premium to yield estimated ultimate losses. The ELR assumption is derived most often from the pricing of the business that is being reserved but can be based on historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. This technique does not take into account actual loss experience for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes available, other methods may be applied in determining the estimated ultimate losses.

The Reported Loss Development (“RLD”) method is a common reserving method in which ultimate losses are estimated by applying a loss development factor to actual loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses. The RLD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.

The RLD method is a common reserving method in which ultimate losses are estimated by applying a loss development factor to actual loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses. The RLD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.

The Bornhuetter-Ferguson (“BF”) reserving technique is commonly used for long-tailed or erratic lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of other methods. The BF method is an additive IBNR method that combines the ELR and RLD techniques by splitting the expected loss into two pieces — expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported amounts.

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses.

The key assumptions used to arrive at our best estimate of loss reserves are the expected loss ratios, rate of loss cost inflation, selection of benchmarks and reported and paid loss emergence patterns. Our reporting factors and expected loss ratios are based on a blend of our own experience and industry benchmarks for longer-tailed business and primarily our own experience for shorter-tail business. The benchmarks selected were those that we believe are most similar to our underwriting business.

Our expected loss ratios for property lines of business change from year to year. As our losses from property lines of business are reported relatively quickly, we select our expected loss ratios for the most recent years based upon our actual loss ratios for our older years adjusted for rate changes, inflation, cost of reinsurance and average storm activity. For the property lines, we initially used benchmarks for reported and paid loss emergence patterns. As we mature as a company, we have begun supplementing those benchmark patterns with our actual patterns as appropriate. For the casualty lines, we continue to use benchmark patterns, although we update the benchmark patterns as additional information is published regarding the benchmark data.

Premiums and Acquisition Costs

Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known.

Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information.

We account for reinsurance contracts in accordance with Statement of Financial Accounting Standards (SFAS) No. 60 “Accounting and Reporting by Insurance Enterprises,” and SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts.” Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as deposit liability.

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition costs, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and anticipated investment income exceed unearned premium.

Fair Value of Financial Instruments

Under existing accounting principles generally accepted in the United States (“U.S. GAAP”), we are required to recognize certain assets at their fair value in our consolidated balance sheets. This includes our fixed maturity investments, hedge funds and other investments. Fair value, as defined in Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”), is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon whether the inputs to the valuation of an asset or liability are observable or unobservable in the market at the measurement date, with quoted market prices being the highest level (Level 1) and unobservable inputs being the lowest level (Level 3). A fair value measurement will fall within the level of the hierarchy based on the input that is significant to determining such measurement. The three levels are defined as follows:

•	Level 1: Observable inputs to the valuation methodology that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2: Observable inputs to the valuation methodology other than quoted market prices (unadjusted) for identical assets or liabilities in active markets. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets in markets that are not active and inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•	Level 3: Inputs to the valuation methodology that are unobservable for the asset or liability.

At each measurement date, we estimate the fair value of the financial instruments using various valuation techniques. We utilize, to the extent available, quoted market prices in active markets or observable market inputs in estimating the fair value of our financial instruments. When quoted market prices or observable market inputs are not available, we utilize valuation techniques that rely on unobservable inputs to estimate the fair value of financial instruments. The following describes the valuation techniques we used to determine the fair value of financial instruments held as of December 31, 2008 and what level within the SFAS 157 fair value hierarchy the valuation technique resides.

U.S. Government and U.S. Government Agencies:  Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Federal Farm Credit Bank, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Corporate Bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of our fixed income securities and are diversified across a wide range of issuers and industries. The fair values of corporate bonds that are short-term are priced using the spread above the London Interbank Offering Rate yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Other-than-Temporary Impairment of Investments

On a quarterly basis, we review the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including:

(i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) our intent and ability to hold the investment for a sufficient period of time for the value to recover. For certain investments, our investment portfolio managers have the discretion to sell those investments at any time. As such, we recognized an other-than-temporary impairment charge for those securities in an unrealized loss position each quarter as we cannot assert that we have the intent to hold those investments until anticipated recovery. The identification of potentially impaired investments involves significant management judgment that includes the determination of their fair value and the assessment of whether any decline in value is other than temporary. If the decline in value is determined to be other than temporary, then we record a realized loss in the statements of operations and comprehensive income in the period that it is determined, and the cost basis of that investment is reduced.

During the year ended December 31, 2008, we identified three securities which were considered to be other-than-temporarily impaired. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of $43.3 million for the year ended December 31, 2008. There were no other-than-temporary impaired securities in the period from May 31 (inception) to December 31, 2007.

The following shows the other-than-temporary impairment charges during the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007 for our fixed maturity investments by category:

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Corporate bonds	$37.4	$—
Other investments	5.9	—
Total other-than-temporary impairment charges	$43.3	$—

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Net premiums written	$727.4	$247.3
Net premiums earned	$420.1	$110.2
Net investment income	37.2	15.2
Net realized investment (losses) gains	(37.5)	0.2
Total revenues	$419.8	$125.6
Net losses and loss expenses	$263.7	$65.0
Commissions and other acquisition expenses	119.7	35.5
General and administrative expenses	15.0	3.0
Amortization of intangible assets	1.2	—
Foreign exchange loss	1.4	—
Total expenses	401.0	103.5
Net income	$18.8	$22.1
Ratios
Loss and loss expense ratio	62.8%	59.0%
Acquisition cost ratio	28.5	32.2
General and administrative expense ratio	3.6	2.7
Expense ratio	32.1	34.9
Combined ratio	94.8%	93.9%

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Premiums

Net premiums written increased by $480.1 million, or 194.1%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in gross premiums written was primarily the result of the following:

•	Full twelve months of premium for the Reinsurance — AmTrust Quota Share segment. This contract incepted on July 1, 2007. In 2008 our net premiums written were $438.7 million compared to $247.3 million of unearned premium transferred on the inception of the contract and net premium written for the period from July 1, 2007 to December 31, 2007.
•	In our Reinsurance — Other segment — the GMAC Acquisition effective November 1, 2008 and the unearned premium transfer resulted in net premiums written increasing by $252.9 million.

We evaluate our business by segment, distinguishing between Reinsurance — AmTrust Quota Share and Reinsurance — Other. The following chart illustrates the mix of our business on both a net premiums written and net premiums earned basis.

	Net Premiums Written		Net Premiums Earned
	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
Reinsurance – AmTrust Quota Share	60.3%	99.96%	79.8%	99.97%
Reinsurance – Other	39.7%	0.04%	20.2%	0.03%

Net Investment Income and Net Realized Losses

Net investment income increased by $22.0 million, or 144.5%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase was primarily the result of an increase in average invested assets and the change in average yield on the assets of 3.3% in 2008 versus 6.1% in 2007. The decrease is due to a decrease in interest rates and the fact that 2007 was a partial year the average yield is not as meaningful as that for a full year. Average invested assets were approximately $1.1 billion for the year ended December 31, 2008 compared to approximately $0.3 billion to the period from May 31 (inception) to December 31, 2007. Interest on the loan to AmTrust amounted to $5.2 million compared to $0.2 million for the period from May 31 (inception) to December 31, 2007, respectively. Investment management fees of $1.5 million and $1.0 million were incurred during the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively.

Net realized investment losses were $37.5 million for the year ended December 31, 2008 compared to net realized investment gain of $0.2 million the period from May 31 (inception) to December 31, 2007. Net realized investment losses for the year ended December 31, 2008 were comprised of the following:

•	A write-down of $37.4 million related to declines in the market value of corporate bonds in our available for sale portfolio that were considered to be other than temporary. In addition, we recognized an other-than-temporary impairment charge of $5.9 million for other investments.
•	Other net realized gains of $5.8 million from the sale of other fixed maturity securities, primarily U.S. Treasury securities.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses increased by $198.7 million, or 305.6%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in net losses and loss expenses was due to a full twelve months activity on the Quota Share Agreement with AII and also the GMAC Acquisition in November 2008.

The increase was the result of the increase in gross premiums and acquired GMAC RE business having a higher loss ratio. The loss ratios were 62.8% and 59.0% for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively.

Included in the loss reserve movement is a $1.6 million amortized gain relating to the loss portfolio transfer from Motors. At December 31, 2008, the actuarial estimate for loss and loss expenses reserves for the loss portfolio transfer from Motors was $3.6 million less than the original estimate. This favorable development on the release of a property reserve will be amortized over the settlement period. The total favorable development was $3.6 million and the remaining $2 million is recorded as a deferred gain in the accompanying balance sheet.

The following table shows the components of the increase in net losses and loss expenses of $198.7 million for the year ended December 31, 2008 from the period from May 31 (inception) December 31, 2007.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007	Dollar Change
	($ in Millions)
Net losses paid	$159.9	$26.5	$133.4
Net change in reported case reserves	344.8	16.4	328.4
Net change in IBNR	514.3	22.1	492.2
Acquired loss and loss adjustment reserve	(755.5)	—	(755.5)
Effect of foreign exchange movement	0.2	—	0.2
Net losses and loss expenses	$263.7	$65.0	$198.7

Commissions and Other Acquisition Expenses

Commissions and other acquisition costs increased by $84.2 million, or 237%, for the year ended December 31, 2008 compared to the period from May 31 (inception) December 31, 2007. The increase was the result of the increase in gross premiums. Acquisition costs as a percentage of net premiums earned were 28.5% for the year ended December 31, 2008 compared to 32.2% for the period May 31 (inception) to December 31, 2007. This decrease was due to the acquisition costs relating to the GMAC RE business being lower than the rate on the Amtrust Quota Share.

General and Administrative Expenses

General and administrative expenses increased by $12.0 million, or 400.0%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase primarily is due to the GMAC Acquisition in November 2008 and a full year of operations in 2008.

The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $6.7 million due to our staff count increasing to 127 as of December 31, 2008 from 6 as of December 31, 2007. The increase in staff count includes 120 employees of Maiden Re located in the U.S. The increase also included a non-recurring expense of $1.0 million for the reimbursement of forfeited compensation for new executives and increased share compensation costs of $0.6 million for all offices.
•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $0.7 million primarily due to the GMAC Acquisition.
•	Information technology costs increased by approximately $0.5 million due to the GMAC Acquisition.
•	Professional fees increased by approximately $2.3 million, of which $0.6 million was one-off expense relating to GMAC Acquisition.
•	Directors’ and insurance costs increased by approximately $0.4 million.

Net Income

Net income for the year ended December 31, 2008 was $18.8 million compared to net income of $22.1 million for the period from May 31 (inception) to December 31, 2007. The decrease was the result of net realized investment losses, and increased general and administrative expenses partially offset by increased investment income and underwriting income due the inclusion of a full twelve months in 2008 and the GMAC Acquisition on October 31, 2008. Net income for the year ended December 31, 2008 included a net foreign exchange loss of $1.4 million and amortization of intangible assets of $1.2 million.

Underwriting Results by Operating Segments

The results of operations for our segments are disclosed below.

Reinsurance — AmTrust Quota Share Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance —  AmTrust Quota Share segment for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Revenues
Net premiums written	$438.7	$247.3
Net premiums earned	335.1	110.1
Expenses
Net losses and loss expenses	197.8	65.0
Acquisition costs	110.7	35.5
General and administrative expenses	1.5	0.2
Underwriting income	$25.1	$9.4
Ratios
Loss and loss expense ratio	59.0%	59.1%
Acquisition cost ratio	33.0%	32.3%
General and administrative expense ratio	0.5%	0.2%
Expense ratio	33.5%	32.5%
Combined ratio	92.5%	91.6%

Comparison of Year Ended December 31, 2008 and the Period from May 31 (Inception) to December 31, 2007

Premiums.  Net premiums written increased by $191.4 million, or 77.4%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in net premiums written is due to a combination of organic and acquisition growth by AmTrust, and receiving a full 12 months of premium in 2008. In 2007 we commenced the Quota Share Agreement with AmTrust effective July 1, 2007 plus we also received an unearned premium transfer at inception.

The table below illustrates net premiums written by line of business for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007	Dollar Change	Percentage Change
	($ in Millions)
Small Commercial Business	$263.6	$109.2	$154.4	141.3%
Specialty Middle Market Property & Casualty	43.5	36.9	6.5	17.7%
Specialty Risk and Extended Warranty	131.6	101.1	30.5	30.2%
	$438.7	$247.3	$191.4	77.4%

The increase in Small Commercial Business included one time unearned premium transfer of $82.2 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of Unitrin Business Insurance (“UBI”) business in 2008.

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $132.8 million, or 204.3%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. This increase resulted from the increase in premiums, the loss ratios were 59.02% and 59.05% for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively.

Acquisition Costs.  Acquisition costs increased by $75.2 million or 211.8% for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase was caused by an increase in earned premium and an increase in ceding commission rate for UBI business acquired by AmTrust in 2008.

General and Administrative Expenses.  General and administrative expenses increased by $1.3 million, or 650.0%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. This increase resulted from a full years activity in 2008 compared to 2007, the general and administrative expense ratios were 0.45% and 0.21% for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively.

Reinsurance — Other Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance —  Other segment for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Revenues
Net premiums written	$288.7	$0.1
Net premiums earned	85.0	—
Expenses
Net losses and loss expenses	66.0	—
Acquisition costs	9.1	—
General and administrative expenses	6.9	—
Underwriting income	$3.0	$—
Ratios
Loss and loss expense ratio	77.6%	69.7%
Acquisition cost ratio	10.6%	0%
General and administrative expense ratio	8.1%	0%
Expense ratio	18.7%	0%
Combined ratio	96.3%	69.7%

Comparison of Year Ended December 31, 2008 and the Period from May 31 (Inception) to December 31, 2007

Premiums.  Gross premiums written increased by $288.6 million, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase primarily resulted from the GMAC Acquisition.

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $66 million, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase primarily resulted from the GMAC Acquisition.

Acquisition Costs.  Acquisition costs increased by $9.1 million, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007 as a result of the related increase in net premiums earned.

General and Administrative Expenses.  General and administrative expenses increased by $6.9 million, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase was due to the GMAC Acquisition.

Liquidity and Capital Resources

General

As of December 31, 2008, our shareholders’ equity was $509.8 million, a 5.1% decrease compared to $537.3 million as of December 31, 2007. The decrease was due primarily to net income for the year ended December 31, 2008 of $18.8 million offset by unrealized losses on investments of $31.0 million, dividends declared of $12.5 million and share repurchase of $3.8 million.

Maiden Holdings is a holding company and transacts no business of its own. Cash flows to Maiden Holdings may comprise dividends, advances and loans from its subsidiary companies. Maiden Holdings is therefore reliant on receiving dividends and other permitted distributions from its subsidiaries to make dividend payments on its common shares.

Despite the ongoing turmoil in the financial and credit markets, we believe our Company’s capital position continues to remain well within the range needed for our business requirements and we have sufficient liquidity to fund our ongoing operations.

On January 20, 2009, we completed the TRUPS Offering. The net proceeds are being used to support the North American business, principally the operations recently acquired in the GMAC Acquisition. The gross proceeds to the Company were approximately $260.1 million in the form of junior subordinated debentures (“Debentures”) before approximately $4.1 million of placement agent fees and expenses. As part of the transaction, the Company issued 11,700,000 shares of its common stock to the purchasers of the Trust Preferred Securities. The Debentures mature in 2039 and carry an interest rate of 14%.

Restrictions, Collateral and Specific Requirements

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Maiden Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. Maiden Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares.

Maiden Holdings’ operating subsidiary in Bermuda, Maiden Insurance, is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

At this time, Maiden Insurance uses trust accounts primarily to meet collateral requirements — cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of December 31, 2008, total trust account deposits were $1.07 billion compared to $0 as of December 31, 2007. For the Quota Share Agreement with AII, Maiden Insurance has also loaned funds totaling $168.0 million and $113.5 million as of December 31, 2008 and 2007, respectively, to AmTrust’s Bermuda reinsurance subsidiary to satisfy collateral requirements.

In addition, Maiden Insurance has outstanding letters of credit totaling $12.2 million and $0 as of December 31, 2008 and 2007, respectively.

Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both our trust accounts and letter of credit are fully collateralized by assets held in custodial accounts. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including, our ability to make dividend payments on our common shares.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy.

Cash flows from operations for the year ended December 31, 2008 were $589.4 million compared to $124.5 million for the period from May 31 (inception) to December 31, 2007. The increase in cash flows from operations for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007 was primarily due to the GMAC Acquisition and the related unearned premium and loss portfolio transfers.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $716.9 million in net cash for investing activities during the year ended December 31, 2008 compared to $617.2 million for the period from May 31 (inception) to December 31, 2007 The increase in cash flows used in investing activities for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007 was primarily due to cash used to fund the GMAC Acquisition.

Cash flows provided by financing activities were $223.7 million for the year ended December 31, 2008 compared to $528.4 million for the period from May 31 (inception) to December 31, 2007 Included in cash flows provided by financing activities for the year ended December 31, 2008 were dividends paid of $8.9 million and $232.6 million of proceeds from the securities sold under agreements to repurchase, at contract value. During the year ended December 31, 2007, we raised $529.9 million from the initial issuance of our common shares (net of offering expenses) offset by dividends paid of $1.5 million.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of December 31, 2008 and December 31, 2007, 99% and 100%, respectively, of our fixed income portfolio consisted of investment grade securities. As of December 31, 2008 and 2007, net accumulated unrealized losses were $44.5 million and $13.5 million, respectively. The change in unrealized gains or losses during 2008 reflected movements in interest rates and credit spread widening partially offset by the recognition of approximately $43.3 million of realized losses on securities that were considered to be impaired on an other-than-temporary basis. We have the ability and intent to hold onto these positions until maturity. The maturity distribution of our fixed income portfolio (on a market value basis) as of December 31, 2008 was as follows:

December 31, 2008
($ in Millions)
Due in one year or less	$6.3
Due after one year through five years	149.1
Due after five years through ten years	179.8
Due after ten years	12.9
Mortgage-backed	771.9
Total	$1,120.0

We do not believe that inflation has had a material effect on our consolidated results of operations. The effects of inflation are considered implicitly in pricing. Loss reserves are established to recognize likely loss settlements at the date payment is made. Those reserves inherently recognize the effects of inflation. The actual effects of inflation on our results cannot be accurately known, however, until claims are ultimately resolved.

On March 23, 2009 the Company repaid from existing cash resources all of the liabilities relating to securities sold under agreements to repurchase which as of December 31, 2008 the balance outstanding was $232.6 million.

Aggregate Contractual Obligations

The following table shows our aggregate contractual obligations by time period remaining until due date as of December 31, 2008:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$2.1	$1.3	$0.8	$—	$—
Employment agreements	10.8	4.1	6.7	—	—
Investment commitments outstanding	0.4	0.4	—	—	—
Gross reserve for losses and loss expenses	897.7	268.3	287.3	144.3	197.8
Total	$911.0	$274.1	$294.8	$144.3	$197.8

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2008. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “— Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2008, we had fixed maturity securities with a fair value of $1,120 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2008 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of December 31, 2008.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in Millions)	($ in Millions)
200 basis point increase	$1,085.8	$(34.1)	(6.7)%
100 basis point increase	1,102.2	(17.7)	(3.5)%
No change	1,120.0	—	0%
100 basis point decrease	1,136.3	16.4	3.2%
200 basis point decrease	$1,152.0	$32.0	6.3%

The interest rate sensitivity on the $168 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, a fluctuation of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

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

Given the ongoing turmoil in the financial markets, we believe that there is potential for significant write-downs of our, and other insurers’, invested assets in future periods if the ongoing turmoil in the financial markets were to persist for an extended period of time.

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. Assets in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates.

As of December 31, 2008, 0.6% of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar compared to 0% as of December 31, 2007. For the year ended December 31, 2008 and period from May 31 (inception) to December 31, 2007, approximately 1.4% and 0.0%, respectively, of our business written was denominated in currencies other than the U.S. dollar.

Our foreign exchange losses for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007 were $1.4 million and $0.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-36 and S-1 through S-6 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Disclosure Controls and Procedures

In connection with the preparation of this report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our Company’s disclosure controls and procedures were effective.

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies specifically to such persons. The Code of Ethics for the Chief Executive Officer and Senior Financial Officers is available free of charge on our website at www.maiden.bm and is available in print to any shareholder who requests it. We intend to disclose any amendments to this code by posting such information on our website, as well as disclosing any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from a definitive proxy statement that will be filed with the SEC not later than 120 days after the close of the fiscal year ended December 31, 2008 pursuant to Regulation 14A.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statement schedules

Financial statement schedules listed in the accompanying index to our consolidated financial statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8. All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 31, 2009.

MAIDEN HOLDINGS, LTD
By: /s/ Arturo M. Raschbaum Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum Arturo M. Raschbaum	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
/s/ Michael J. Tait Michael J. Tait	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009
/s/ Barry D. Zyskind Barry D. Zyskind	Chairman	March 31, 2009
/s/ Raymond M. Neff Raymond M. Neff	Director	March 31, 2009
/s/ Simcha Lyons Simcha Lyons	Director	March 31, 2009
/s/ Yehuda L. Neuberger Yehuda L. Neuberger	Director	March 31, 2009
/s/ Steven H. Nigro Steven H. Nigro	Director	March 31, 2009
/s/ Max Caviet Max Caviet	Director	March 31, 2009

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Stock Purchase Agreement by and between Maiden Holdings North America, Ltd. and GMAC Insurance Management Corporation, dated as of October 31, 2008	(1)
2.2	Stock Purchase Agreement by and between Maiden Holdings North America, Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(1)
2.3	Securities Purchase Agreement by and between Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and GMACI Holdings LLC, dated as of October 31, 2008	(1)
2.4	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(1)
3.1	Memorandum of Association	(2)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Warrant granted by Maiden Holdings, Ltd. to George Karfunkel, effective June 7, 2007	(2)
4.3	Warrant granted by Maiden Holdings, Ltd. to Michael Karfunkel, effective June 7, 2007	(2)
4.4	Warrant granted by Maiden Holdings, Ltd. to Barry D. Zyskind, effective June 7, 2007	(2)
4.5	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.6	Registration Rights Agreement by and between Maiden Holdings, Ltd. and George Karfunkel, Michael Karfunkel and Barry D. Zyskind, dated as of July 3, 2007	(2)
4.7	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein), dated as of January 20, 2009	(3)
4.8	Indenture by and between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferrable Interest Debentures Due 2039 (including the form of debenture), dated January 20, 2009	(3)
4.9	Guarantee Agreement by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.10	Guarantee Agreement by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
10.1*	2007 Share Incentive Plan	(2)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.4*	Employment Agreement by and between Maiden Holdings, Ltd. and Max G. Caviet, dated as of July 3, 2007	(2)
10.5*	Employment Agreement by and between Maiden Re and Karen Schmitt, dated as of October 31, 2008	(5)

Exhibit No.	Description	Reference
10.6*	Employment Agreement by and between Maiden Re. and John Marshaleck, dated as of October 31, 2008	(5)
10.7*	Employment Agreement by and between Maiden Holdings, Ltd. and Arturo Raschbaum, dated as of October 31, 2008	(5)
10.8*	Employment Agreement by and between Maiden Insurance Company Ltd. and James A. Bolz, dated as of October 23, 2007	(6)
10.9*	Employment Agreement by and between Maiden Holdings, Ltd. and Michael J. Tait, dated as of November 6, 2007	(6)
10.10*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.11	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.12	Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd., entered into as of September 17, 2007 and effective as of July 1, 2007	(2)
10.13	Addendum No. 1 to the Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd., dated as of January 15, 2008	(4)
10.14	Addendum No. 2 to Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(7)
10.15	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	†
10.16	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd., dated as of November 16, 2007	(4)
10.17	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd., dated as of February 15, 2008	(4)
10.18	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company, Ltd., dated as of July 3, 2007	(2)
10.19	Reinsurance Brokerage Agreement by and between Maiden Insurance Company, Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.20	Brokerage Services Agreement between Maiden Insurance Company, Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(4)
10.21	Reinsurance Brokerage Services Agreement between Maiden Insurance Company, Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(8)
10.22	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(4)
10.23*	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors, dated as of January 14, 2009	(3)
16.1	Letter furnished by PricewaterhouseCoopers LLP in response to the registrant’s request, addressed to the SEC, dated as of June 23, 2008, indicating their agreement with the statements contained in the registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2008	(9)

Exhibit No.	Description	Reference
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO Seidman, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s S-1, as initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2009 (File No. 001-34042).
(4)	Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant’s S-1 filed with the SEC on March 28, 2008 (No. 333-146137).
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 001-34042).
(6)	Incorporated by reference to the filing of such exhibit with Amendment No. 1 to the registrant’s S-1 filed with the SEC on November 7, 2007 (No. 333-146137).
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2008 (File No. 001-34042).
(8)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant’s S-1 filed with the SEC on April 24, 2008 (No. 333-146137).
(9)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2008 (File No. 001-34042).
†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Related Notes	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as at December 31, 2008 and 2007	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2008 and for the Period from May 31, 2007 (Inception) to December 31, 2007	F-4
Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2008 and for the Period from May 31, 2007 (Inception) to December 31, 2007	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2008 and for the Period from May 31, 2007 (Inception) to December 31, 2007	F-6
Notes to Consolidated Financial Statements
Note 1 — History	F-7
Note 2 — Significant Accounting Policies	F-8
Note 3 — Segment Information	F-14
Note 4 — Acquisitions	F-18
Note 5 — Investments	F-19
Note 6 — Fair Value Measurements	F-24
Note 7 — Goodwill and Intangible Assets	F-25
Note 8 — Reserve for Losses and Loss Expenses	F-25
Note 9 — Related Party Transactions	F-27
Note 10 — Commitments and Contingencies	F-30
Note 11 — Earnings per Common Share	F-32
Note 12 — Shareholders’ Equity	F-32
Note 13 — Shares Compensation Plans	F-33
Note 14 — Taxation	F-34
Note 15 — Statutory Financial Information	F-35
Note 16 — Subsequent Events	F-36
Note 17 — Condensed Quarterly Financial Data — Unaudited	F-36
Supplementary Information
Summary of Investments — Other than Investments in Related Parties (Schedule I)	S-1
Condensed Financial Information of Registrant (Schedule II)	S-2
Supplementary Insurance Information (Schedule III)	S-5
Reinsurance (Schedule IV)	S-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each for the year ended December 31, 2008 and for the period from May 31 2007 (inception) to December 31,2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the year and seven month period then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statements schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman

New York, New York
March 30, 2009

MAIDEN HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In Thousands Except Par Value and per Share Data)

	2008	2007
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2008: $1,163,926; 2007: $488,765)	$1,119,955	$474,789
Other investments, at fair value (Cost 2008: $5,819; 2007: $15,176)	5,291	15,656
Total investments	1,125,246	490,445
Cash and cash equivalents	131,897	35,729
Restricted cash and cash equivalents	409,277	—
Accrued interest receivable	10,293	3,204
Reinsurance balances receivable (includes $48,837 and $27,891 from related party in 2008 and 2007, respectively)	71,895	27,990
Loan to related party	167,975	113,542
Deferred acquisition costs (includes $80,455 and $42,501 from related party in 2008 and 2007, respectively)	104,470	44,215
Other assets	2,617	483
Intangible assets, net	55,147	—
Goodwill	49,747	—
Total assets	$2,128,564	$715,608
LIABILITIES
Reserve for losses and loss expenses (includes $69,646 and $38,485 from related party in 2008 and 2007, respectively)	$897,656	$38,508
Unearned premiums (includes $245,742 and $137,099 from related party in 2008 and 2007, respectively)	444,479	137,166
Accrued expenses and other liabilities	44,024	2,589
Securities sold under agreements to repurchase	232,646	—
Total liabilities	1,618,805	178,263
Commitments and Contingencies
Shareholders’ equity
Common shares ($0.01 par value; 59,550,000 shares issued in 2008 and 2007; 58,587,664 and 59,550,000 shares outstanding in 2008 and 2007, respectively)	596	596
Additional paid-in capital	530,519	529,647
Accumulated other comprehensive (loss)	(44,499)	(13,496)
Retained earnings	26,944	20,598
Treasury shares, at cost (2008: 962,336 shares)	(3,801)	—
Total shareholders’ equity	509,759	537,345
Total liabilities and shareholders’ equity	$2,128,564	$715,608

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Par Value and per Share Data)

	For the Year Ended December 31, 2008	Period from May 31 2007 (Inception) to December 31, 2007
Revenues:
Premium income:
Net premiums written	$727,395	$247,353
Change in unearned premiums	(307,313)	(137,166)
Net earned premium	420,082	110,187
Net investment income	37,240	15,233
Net realized investment gains (losses)	(37,555)	170
Total revenues	419,767	125,590
Expenses:
Loss and loss adjustment expenses	263,682	65,017
Commission and other acquisition expenses	119,703	35,525
Amortization of intangible assets	1,253	—
Foreign exchange loss	1,362	1
General and administrative expenses	14,973	2,960
Total expenses	400,973	103,503
Net income	$18,794	$22,087
Basic and diluted earnings per common share	$0.32	$0.44
Dividends declared per common share	$0.21	$0.025
Weighted average number of basic and diluted shares outstanding	59,344,912	50,759,772

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands)

For the Period from May 31, 2007 (Inception) to December 31, 2007	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at May 31, 2007	$—	$—	$—	$—	$—	$—
Shares issued, net	596	529,333	—	—	—	529,929
Net income	—	—	—	22,087	—	22,087
Net unrealized losses	—	—	(13,496)	—	—	(13,496)
Comprehensive Income						8,591
Share based compensation	—	314	—	—	—	314
Dividends to shareholders	—	—	—	(1,489)	—	(1,489)
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$—	$537,345

For the Year Ended December 31, 2008	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$—	$537,345
Shares repurchased					(3,801)	(3,801)
Net income	—	—	—	18,794	—	18,794
Net unrealized losses	—	—	(31,003)	—		(31,003)
Comprehensive Loss						(12,209)
Share based compensation	—	872	—		—	872
Dividends to shareholders	—	—	—	(12,448)	—	(12,448)
Balance at December 31, 2008	$596	$530,519	$(44,499)	$26,944	$(3,801)	$509,759

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Cash flows from operating activities:
Net income (loss)	$18,794	$22,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,314	3
Net realized gain on sales of investments	(5,730)	(170)
Other than temporary impairment on investments	43,285	—
Foreign exchange loss	888	—
Amortization of share-based compensation expense, bond premium and discount	(1,704)	132
Changes in assets – (increase) decrease:
Reinsurance balances receivable	(44,793)	(27,990)
Accrued investment income	(6,995)	(3,204)
Deferred commission and other acquisition costs	(60,255)	(44,215)
Other assets	(256)	(454)
Changes in liabilities – increase (decrease):
Accrued expenses and other liabilities	32,066	2,589
Loss and loss adjustment expense reserves	305,459	38,508
Unearned premiums	307,313	137,166
Net cash provided by operating activities	$589,386	$124,452
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(478,844)	(643,140)
Purchases of other investments	(392)	(15,176)
Sale of investments:
Proceeds from sales of fixed-maturity securities	103,443	49,259
Proceeds from maturities and calls on fixed maturity investments	231,416	6,029
Increase in restricted cash	(409,277)	—
Acquisition of subsidiaries (net of cash acquired)	(108,635)	—
Purchase of furniture and equipment	(209)	(32)
Loan to related party	(54,433)	(14,103)
Net cash used in investing activities	$(716,931)	$(617,163)
Cash flows from financing activities:
Repurchase agreements, net	232,646	—
Common shares issuance	—	529,929
Dividends paid	(8,933)	(1,489)
Net cash provided by financing activities	$223,713	$528,440
Net increase in cash and cash equivalents	96,168	35,729
Cash and cash equivalents, beginning of period	35,729	—
Cash and cash equivalents, end of period	$131,897	$35,729
Supplemental information about non-cash investing and financing activities
Investments acquired under loss portfolio transfer	$553,689	$—
Reserves assumed under loss portfolio transfer	(553,689)	—
Redemption of other investments via treasury shares	(3,801)	—
Treasury shares acquired as redemption of other investments	3,801	—
Investments transferred under AII Quota Share Agreement	—	(99,439)
Loan as a result of investment transfer under AII Quota Share Agreement	—	99,439

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

1. History

Maiden Holdings, Ltd. (sometimes referred to as the “Company”) is a Bermuda company originally organized to provide, through an insurance subsidiary, property and casualty insurance and reinsurance business solutions primarily to small insurance companies and program underwriting agents in the United States and Europe. The Company was formed to take advantage of opportunities that management of the Company believes exist in the insurance and reinsurance industry for providing traditional quota share reinsurance and excess of loss reinsurance. The Company was incorporated in the Cayman Islands on May 31, 2007. On June 20, 2007, the Bermuda Monetary Authority (the “BMA”) approved the formation of Maiden Holdings, Ltd. allowing for change of jurisdiction of organization to Bermuda. Effective June 29, 2007, the BMA approved the registration of the Company’s insurance subsidiary, Maiden Insurance Company Ltd. (“Maiden Insurance”). The Company’s fiscal-year end is December 31.

On June 14, 2007, the Company received subscriptions for an aggregate of 7,800,000 common shares from Michael Karfunkel, George Karfunkel and Barry D. Zyskind (sometimes referred to as the “Founding Shareholders”) for $50,000. On July 3 and July 13, 2007, the Company sold an aggregate of 51,750,000 common shares in a private placement exempt from registration under the Securities Act of 1933 at a purchase price of $10.00 per share less commission of $0.70 per share for a net purchase price of $9.30 to Friedman, Billings, Ramsey & Co., Inc. (“FBR”), the initial purchaser of some of the shares, and directly to certain investors. FBR resold the shares it purchased to investors pursuant to Rule 144A and Regulation S under the Securities Act. The Company raised $479,929 in net proceeds from the private offering.

The Founding Shareholders, Michael Karfunkel, George Karfunkel and Barry Zyskind, are the majority shareholders and, respectively, the Chairman of the Board of Directors, a Director, and the President and Chief Executive Officer, of AmTrust Financial Services, Inc. (“AmTrust”) (NASDAQ: AFSI), a multinational insurance holding company which specializes in such risks. The Company was formed to take advantage of the opportunity to partner with AmTrust and opportunities to partner with insurers, like AmTrust, that focus on specialty insurance markets in which they have developed expertise. See Note 9 — Related Party Transactions regarding the Company’s relationship with AmTrust.

On October 31, 2008, the Company acquired the reinsurance operations of GMAC Insurance (“GMACI”), including its book of assumed reinsurance business. As part of the transaction, the Company’s wholly owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”), acquired GMAC RE LLC (“GMAC RE”), the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation and the renewal rights for the business written by GMAC RE. In connection with the transaction, Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”) (the acquisition of GMACI, GMAC RE, GMAC Direct and Integon is referred to as the “GMAC Acquisition”). The acquisition of GMAC Direct was consummated on December 23, 2008 upon receipt of regulatory approval, and it was renamed Maiden Reinsurance Company (“Maiden Reinsurance”) on February 2, 2009. Regulatory approval for Integon is pending.

To support the above transaction, on January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) and 45 common shares, $.01 par value, of the Company, for a purchase price of $1,000.45 per Unit. This resulted in gross proceeds to the Company of approximately $260,117 in the form of junior subordinated debentures (“Debentures”) before approximately $4,100 of placement agent fees and expenses. As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Units. The Debentures mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.76%. Approximately 62% of these securities were placed privately with the Founding Shareholders, and the remainder with several existing institutional investors.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements.

Estimates — The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	Reserve for losses and loss expenses;

•	Recoverability of deferred acquisition costs;

•	Determination of impairment of goodwill and other intangible assets;

•	Valuation of financial instruments; and

•	Determination of other-than-temporary impairment of investments.

Investments — The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which requires categorization of fixed maturities as held-to-maturity, available-for-sale or trading and equity securities as available-for-sale or trading.

Fixed maturities (bonds and certificates of deposit) that the Company has the specific intent and ability to hold until maturity are carried at amortized cost. Fixed maturities that the Company does not have the positive intent and ability to hold to maturity and all equity securities (common shares, mutual funds and non-redeemable preferred shares) are classified as available-for-sale and carried at fair value. Unrealized gains or losses on available-for-sale securities are reported as a component of accumulated other comprehensive income.

For mortgage-backed securities, the Company recognizes income using the interest method based on anticipated prepayments and expected maturities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date and anticipated future payments. The amortized cost of such securities is adjusted to the amount that would have existed had the new effective yield been applied since the acquisition of such security with any difference included in net investment income when determined.

Other Investments — Other investments comprise investments in hedge funds. Hedge funds are reported at fair value based on the financial information received from the fund managers and other information available to management. Unrealized gains or losses on other investments are reported as a component of accumulated other comprehensive income.

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the specific identification method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. Management evaluates whether temporary or other than temporary impairments (“OTTI”) have occurred on a case by case basis. Management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the other than temporary impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) whether the issuer is experiencing significant financial difficulties; (iii) financial difficulties being experienced by an entire industry sector or sub-sector; (iv) economically depressed geographic locations; (v) situations where the issuer, series of issuers or industry has a catastrophic type of loss or has exhausted natural resources; (vi) situations where it is determined that an impairment is attributable to changes in market interest rates, the Company’s ability and intent to hold impaired securities until recovery of fair value at or above cost; and (vii) other subjective factors, including concentrations and information obtained from regulators and rating agencies. In January 2009, the FASB issued FASB FSP EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20, (“FSP EITF 99-20-1”) effective December 31, 2008. This FSP retains fair value as its measurement attribute for OTTI on securitized financial assets but it removes the market participant notion as required under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, and it requires a probability assessment for adverse changes in cash flows consistent with the impairment model in SFAS 115. We have adopted this FSP during our OTTI review for the December 31, 2008 valuation of our securitized financial assets.

Fair Value Measurements — Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. Additionally, SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities, U.S. Treasury securities, and listed derivatives that are actively traded.

•	Level 2 — Valuations based on quoted prices in active markets for similar assets or liabilities, quoted prices for identical assets or liabilities in inactive markets, or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Examples of assets and liabilities utilizing Level 2 inputs include: listed derivatives that are not actively traded; U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); short-duration high yield fund, and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts).

•	Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge and credit funds with partial transparency; and collateralized loan obligation (“CLO”) —  equity tranche securities that are traded in less liquid markets.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as of the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from third party, nationally, recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered to not represent fair value. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 is effective in conjunction with SFAS 157 for interim and annual financial statements issued after January 1, 2008. Accordingly, we have not applied the provisions of SFAS 157 to our goodwill and other intangible assets which are measured annually for impairment testing purposes only. We will adopt FSP FAS 157-2 on January 1, 2009, and do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 in a market that is not active. The key considerations highlighted in the FSP FAS 157-3 include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for non-performance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. FSP FAS 157-3 was effective upon issuance. The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

Cash and Cash Equivalents — The Company maintains its cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. Accordingly, changes in restricted cash and cash equivalents are reported as an investing activity in our Consolidated Statements of Cash Flows. The Company maintains certain cash and investments in Trust accounts to be used primarily as

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

collateral for unearned premium and loss and loss expense reserves owed to insureds. The Company is required to maintain minimum balances in these accounts based on pre-determined formulas. See Note 5(f) for additional details.

Premiums — Reinsurance arrangements are those that qualify for reinsurance accounting in accordance with the SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts”. Premiums are recognized as written on the inception date of a policy. For certain types of business written by us, notably reinsurance, premium income may not be known at the policy inception date. In the case of proportional treaties assumed by us, the underwriter makes an estimate of premium income at inception as the premium income is typically derived as a percentage of the underlying policies written by the cedents. The underwriter’s estimate is based on statistical data provided by reinsureds and the underwriter’s judgment and experience. Such estimations are refined over the reporting period of each treaty as actual written premium information is reported by ceding companies and intermediaries. Management reviews estimated premiums at least quarterly, and any adjustments are recorded in the period in which they become known. Other insurance and reinsurance policies can require that the premium be adjusted at the expiry of a policy to reflect the risk assumed by us. Premiums resulting from such adjustments are estimated and accrued based on available information. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. Net premiums earned are presented after deductions for reinsurance ceded as applicable.

Commission Cost and Other Acquisition Costs — Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition costs, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and anticipated investment income exceed unearned premium.

Loss and Loss Adjustment Expenses Incurred — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserves for unpaid losses and LAE are estimated using individual case-basis valuations and statistical analyses and are not discounted. Although considerable variability is inherent in the estimates of reserves for losses and LAE, management believes that the reserves for losses and LAE are adequate. In estimating reserves, the Company utilizes a variety of standard actuarial methods. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Furniture and Equipment — Furniture and equipment are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	3 – 7 years
Computer equipment	3 years

Goodwill and Intangible Assets — In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we classify intangible assets into three categories: (1) intangible assets with finite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization, and (3) goodwill. For intangible assets with finite lives, we amortize the value of the assets over their useful lives. The estimated remaining useful lives for these assets are 15 years. We also test assets for impairment if conditions exist that indicate the carrying value may not be recoverable. Such conditions may include an economic downturn in a

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

geographic market or change in the assessment of future operations. We record an impairment charge when the carrying value of the finite lived intangible assets is not recoverable by the cash flows generated from the use of the asset.

The Company does not amortize identifiable intangible assets with indefinite lives and goodwill. We test these intangible assets and goodwill for impairment on a yearly basis, or whenever changes in circumstances warrant an analysis of the recoverability of these assets. If we determine that impairment exists, we adjust the carrying value of these assets to fair value and record the impairment charge in income.

Income Taxes — The Company accounts for income taxes using SFAS No. 109 “Accounting for Income Taxes” for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109” (“FIN 48”) for its subsidiaries operating in taxable jurisdictions. FIN 48 allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax expense.

Share Compensation Expense — The Company accounts for its share compensation plans in accordance with SFAS No. 123R “Share-Based Payment.” Accordingly, the Company recognizes the compensation expense for share option grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The fair value of the grant will amortize ratably over its vesting period as a charge to compensation expense and an increase to additional paid in capital in Shareholders’ Equity. At this time, the Company has granted share options but has not issued restricted shares.

Earnings per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Net income has been adjusted for the effect of the dividends accumulated on the cumulative preferred stock. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options and unvested restricted shares using the treasury stock method.

Treasury Shares — Treasury shares are common shares repurchased by our Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.

Foreign Currency Transactions — Our functional currency is the U.S. dollar. We remeasure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. In the case of foreign currency denominated fixed maturity investments, the change in exchange rates between the local currency and our functional currency at each balance sheet date represents an unrealized appreciation or depreciation in value of these securities, and is included as a component of accumulated other comprehensive income.

Recently Issued Accounting Pronouncements

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Under SFAS 159, companies may elect to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the Company

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

beginning in the first quarter of fiscal 2008. We chose not elect the fair value option. Therefore, SFAS No. 159 did not impact our consolidated financial position, results of operations or cash flows.

Business Combinations and Noncontrolling Interests

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to provide additional disclosures on the nature and financial effect of the business combination. SFAS 141(R) applies to all transactions or other events in which the acquirer obtains control of one or more businesses, even if control is not obtained by purchasing equity interests or net assets. SFAS 160 requires reporting entities to present noncontrolling (minority) interests as equity (as opposed to as a liability or mezzanine equity) and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS 141(R) will apply to our forthcoming acquisition of the business and operations of the Integon. We do not expect this revised accounting pronouncement will have a material impact to our results of operations, financial condition or liquidity.

Transfers of Financial Assets and Interests in VIEs

We adopted FASB Staff Position No. SFAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities, effective for our calendar year ended December 31, 2008. This Staff Position requires additional disclosures and applies to transferors, sponsors, services, primary beneficiaries, and holders of significant variable interests in a variable interest entity (VIE) or qualifying special purpose entity (QSPE). The adoption of SFAS 140-4 did not have a material impact on the financial position and results of operations of the Company.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced interim and annual disclosures about an entity’s derivative and hedging activities including how and why the entity uses derivative instruments, how the entity accounts for its derivatives under SFAS Statement No. 133 (“Accounting for Derivative Instruments and Hedging Activities”), and how derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for calendar year-end companies).

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors considered in developing assumptions used to determine the useful life of an intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied prospectively to intangible assets acquired after the effective date. We will adopt FSP FAS 142-3 on January 1, 2009, and we do not anticipate this will have a material impact on our results of operations, financial condition or liquidity.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of entities that are presented in conformity with U.S. GAAP. The current U.S. GAAP hierarchy is found in auditing literature and is focused on the auditor rather than the entity. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not anticipate any impact on future financial statements due to the adoption of SFAS 162.

Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). This new standard clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities, which was effective for our quarter ended September 30, 2008. We will adopt SFAS 163 on January 1, 2009. The applicability of SFAS 163 to our existing insurance contracts requires significant judgment and based on our interpretation of its scope this adoption will not have a material impact on our results of operations, financial position or liquidity.

Earnings per Share

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides additional guidance in the calculation of earnings per share under SFAS No. 128, Earnings Per Share, and requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) to be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective beginning January 1, 2009, and we do not expect this will have a material impact to our financial statements upon adoption.

3. Segment Information

The Company currently operates two business segments, Reinsurance — AmTrust Quota Share and Reinsurance — Other. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other expenses are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment the Company identifies those assets that are attributable to a particular segment such as reinsurance receivable, deferred commissions and acquisition cost, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

3. Segment Information  – (continued)

The following tables summarize the underwriting results of our operating segments:

For the Year Ended December 31, 2008	Reinsurance – AmTrust Quota Share	Reinsurance – Other	Total
Net premiums written	$438,672	$288,723	$727,395
Net premiums earned	335,045	85,038	420,083
Net losses and loss expenses	(197,755)	(65,928)	(263,683)
Commissions and other acquisition expenses	(110,652)	(9,051)	(119,703)
Amortization of intangibles		(1,253)	(1,253)
General and administrative expenses	(1,494)	(6,882)	(8,376)
	$25,144	$1,924	$27,068
Reconciliation to net income
Net investment income			37,240
Net realized investment losses			(37,555)
Foreign exchange loss			(1,362)
General and administrative expenses			(6,597)
Net Income			$18,794
Net loss and loss expense ratio*	59.02%	77.53%	62.77%
Acquisition cost ratio**	33.03%	10.64%	28.49%
General and administrative expense ratio***	0.45%	8.09%	3.56%
Combined ratio****	92.50%	96.26%	94.82%
Reinsurance balances receivable	$44,386	$27,509	$71,895
Deferred commission and other acquisition costs	78,774	25,696	104,470
Loan to related party	167,975	—	167,975
Goodwill	—	49,747	49,747
Intangible assets	—	55,147	55,147
Restricted investments and cash	75,279	983,477	1,058,756
Corporate and other assets	—	—	620,574
Total Assets	$366,414	$1,141,576	$2,128,564

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

3. Segment Information  – (continued)

For the Period from May 31, 2007 (Inception) to December 31, 2007	Reinsurance – AmTrust Quota Share	Reinsurance – Other	Total
Net premiums written	$247,253	$100	$247,353
Net premiums earned	110,154	33	110,187
Net losses and loss expenses	(64,994)	(23)	(65,017)
Commissions and other acquisition expenses	(35,525)	—	(35,525)
General and administrative expenses	(235)	—	(235)
Underwriting income	$9,400	$10	$9,410
Reconciliation to net income
Net investment income			15,233
Net realized investment gains			170
Foreign exchange loss			(1)
General and administrative expenses			(2,725)
Net Income			$22,087
Net loss and loss expense ratio*	59.05%	69.70%	59.01%
Acquisition cost ratio**	32.25%	0.00%	32.24%
General and administrative expense ratio***	0.21%	0.00%	2.69%
Combined ratio****	91.51%	69.70%	93.94%
Reinsurance balances receivable	$27,890	$100	$27,990
Deferred commission and other acquisition costs	44,215	—	44,215
Loan to related party	113,542	—	113,542
Corporate and other assets	—	—	529,861
Total Assets	$185,647	$100	$715,608

*	Calculated by dividing net losses and loss expenses by net premiums earned.
**	Calculated by dividing commission and other acquisition costs by net premiums earned.
***	Calculated by dividing general and administrative expenses by net premiums earned.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

The following table shows an analysis of the Company’s gross and net premiums written and earned by client location by geographic location. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Gross and net premiums written – North America	$637,785	$183,378
Gross and net premiums written – Other (predominantly in Europe)	89,610	63,975
Gross and net premiums earned – North America	351,448	89,389
Gross and net premiums earned – Other (predominantly in Europe)	68,634	20,798

AmTrust accounts for 61.4% of gross and net premium written and 80.5% of premium earned for the year ended December 31, 2008 and 99.96% of gross and net premium written and earned in the period from May 31, 2007(inception) to December 31, 2007.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

3. Segment Information  – (continued)

The following tables set forth financial information relating to gross and net premiums written by major line of business for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007:

	For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance – AmTrust Quota Share
Small Commercial Business	$263,580	36.24%	$109,227	44.16%
Specialty Middle Market Property & Casualty	43,485	5.98%	36,941	14.93%
Specialty Risk and Extended Warranty	131,608	18.09%	101,085	40.87%
Total Reinsurance – AmTrust Quota Share	$438,673	60.31%	$247,253	99.96%
Reinsurance – Other
Property	78,252	10.76%	—	—
Casualty	159,990	21.99%	100	0.04%
Accident and Health	50,480	6.94%	—	—
Total Reinsurance – Other	288,722	39.69%	100	0.04%
	$727,395	100.00%	$247,353	100.00%

The following tables set forth financial information relating to gross and net premiums earned by major line of business for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007:

	For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	Total	% of Total	Total	% of Total
Gross and net premiums earned
Reinsurance – AmTrust Quota Share
Small Commercial Business	$206,249	49.10%	$59,965	54.42%
Specialty Middle Market Property & Casualty	37,744	8.99%	16,602	15.07%
Specialty Risk and Extended Warranty	91,052	21.67%	33,587	30.48%
Total AmTrust Quota Share	$335,045	79.76%	$110,154	99.97%
Reinsurance – Other
Property	24,158	5.74%	—	—
Casualty	46,315	11.03%	33	0.03%
Accident and Health	14,564	3.47%	—	—
Total Reinsurance – Other	85,037	20.24%	33	0.03%
	$420,082	100.00%	$110,187	100.00%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

4. Acquisitions

On October 31, 2008, the Company completed the GMAC Acquisition. See Note 1. The agreement provided for a base purchase price of GMAC RE of $100,000, which was paid in cash. The consideration for GMAC Direct is $5,000 plus an amount equal to the policyholders’ surplus as of the closing date and for Integon it is $3,200 plus an amount equal to the policyholders’ surplus as of the closing date. The consummation of the acquisition of GMAC Direct closed on December 23, 2008, while Integon’s closing is currently awaiting regulatory approvals.

The total consideration paid for the acquisition of GMAC RE and GMAC Direct was $117,136, which included surplus adjustment of $8,723 and direct transaction cost of $3,413. The Company recorded goodwill of $49,747 and intangible assets of $56,400 related to state licenses and customer relationships. The customer relationships have a useful life of 15 years and state licenses have an indefinite life. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. In accordance with SFAS No. 141, the cost of acquisition was allocated to the assets acquired and liabilities assumed based on fair values as of the close of acquisition, with the amount exceeding the fair value recorded as goodwill.

The fair value of the net assets acquired is summarized as follows:

Cash	$8,501
Fixed maturity investments	6,551
Other assets	1,791
Intangible assets	56,400
Goodwill	49,747
Assets acquired	122,990
Accrued expenses and other liabilities	5,854
Liabilities acquired	5,854
Total purchase price	$117,136

The following unaudited pro-forma information related to the Company’s acquisition of GMAC RE for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented. The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred on January 1, 2008 and 2007 nor does it purport to be indicative of combined results of operations which may be reported in the future.

	Year Ended December 31, 2008	Year Ended December 31, 2007
	(Unaudited)	(Unaudited)
Revenue	$980,842	$742,760
Net income	43,625	78,388
Net income per common share – basic and diluted	0.73	1.54

In conjunction with the acquisition of GMAC RE, on October 31, 2008, the Company and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement (“Agreement”) under which the Company will reinsure (i) all of the existing contracts written by the GMAC RE pursuant, to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. According to the loss portfolio transfer provisions of the Agreement, the Company assumed the loss reserves of $755,554 associated with the GMAC RE business as of October 31, 2008. According to quota share provisions, the Company assumed unearned premium of approximately $169,870. As the final adjusted liabilities were less than the

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

4. Acquisitions  – (continued)

assets transferred the Company has recorded a payable of $22,897 to Motors at December 31, 2008. As a result of assumption of these liabilities, the Company initially received cash and investments of approximately $956,331 from Motors. On the Fronted Contracts, from and after the effective date, the Company assumes, one hundred percent (100%) of all premiums and losses for which Motors is otherwise entitled to or liable in respect of the reinsurance contracts. The effect of this Agreement on premium and losses for the year ended December 31, 2008 is as follows:

Year Ended December 31, 2008
Results of operations:
Net premium written – assumed	$252,933
Change in unearned premium – assumed	(178,421)
Net earned premium – assumed	74,512
Commission and other acquisition costs	(4,744)
Loss and loss adjustment expense	(60,851)

5. Investments

a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of December 31, 2008 and December 31, 2007, are as follows:

December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. – treasury bonds	$37,782	$775	$(30)	$38,527
U.S. Agency – mortgage-backed securities	756,023	21,178	(5,302)	771,899
Corporate fixed maturities	370,121	2,320	(62,912)	309,529
Total available for sale fixed maturities	1,163,926	24,273	(68,244)	1,119,955
Other investments	5,819	—	(528)	5,291
Total investments	$1,169,745	$24,273	$(68,772)	$1,125,246

December 31, 2007	Original or Amortized Cost	Gross Unrealized gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. Agency – mortgage-backed securities	$204,363	$660	$—	$205,023
Corporate fixed maturities	284,402	445	(15,081)	269,766
Total available for sale fixed maturities	488,765	1,105	(15,081)	474,789
Other investments	15,176	480	—	15,656
Total investments	$503,941	$1,585	$(15,081)	$490,445

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

5. Investments  – (continued)

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$6,282	$6,293	0.56%
Due after one year through five years	160,732	149,067	13.31%
Due after five years through ten years	228,553	179,843	16.06%
Due after ten years	12,337	12,854	1.15%
	407,904	348,057	31.08%
Mortgage and asset-backed securities	756,022	771,898	68.92%
Total	$1,163,926	$1,119,955	100.0%

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. – treasury bonds	$6,521	(30)	$—	—	$6,521	(30)
U.S. Agency – mortgage-backed securities	148,803	(5,302)	—	—	148,803	(5,302)
Corporate fixed maturities	104,279	(13,708)	153,055	(49,205)	257,334	(62,912)
	259,603	(19,040)	153,055	(49,205)	412,658	(68,244)
Other investments	$4,722	(528)	$—	—	$4,722	(528)
Total temporarily impaired available-for-sale securities and other investments	$264,325	(19,568)	$153,055	(49,205)	$417,380	(68,772)

As of December 31, 2008, there were approximately 40 securities in an unrealized loss position with a fair value of $417,380. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $153,055.

	Less than 12 Months		12 Months or More		Total
December 31, 2007	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. Agency – mortgage-backed securities	$—	—	$—	—	$—	—
Corporate fixed maturities	249,233	(15,081)	—	—	249,233	(15,081)
	249,233	(15,081)	—	—	249,233	(15,081)
Other investments	$—	—	$—	—	$—	—
Total temporarily impaired available-for-sale securities and other investments	$249,233	(15,081)	$—	—	$249,233	(15,081)

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

5. Investments  – (continued)

As of December 31, 2007, there were approximately 18 securities in an unrealized loss position with a fair value of $249,233. None of these securities have been in an unrealized loss position for 12 months or greater.

Other-than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of December 31, 2008, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the year ended December 31, 2008, the Company recognized other than temporary impairment on Lehman Brothers Inc. and Washington Mutual, Inc. fixed income securities and other investments of $17,376, $19,961 and $5,948, respectively. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2008, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2008.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
U.S. treasury bonds	$37,782	$38,527	3.44%
AAA U.S. Agency – mortgage-backed securities	756,023	771,899	68.92%
AAA,	15,693	15,748	1.41%
AA, AA-	40,954	29,087	2.60%
A+, A, A-	265,170	222,704	19.88%
BBB+, BBB-	36,921	30,607	2.73%
B-	9,582	9,581	0.86%
D	1,802	1,802	0.16%
	$1,163,927	$1,119,955	100.00%

Rating* as of December 31, 2007	Amortized Cost	Fair Value	% of Total Fair Value
AAA U.S. Agency mortgage-backed securities	$204,364	$205,023	43.18%
AAA,	2,726	2,289	0.48%
AA, AA-	—	—	0%
A+, A, A-	251,662	238,082	50.14%
BBB+, BBB-	30,013	29,394	6.20%
	$488,765	$474,788	100.00%

*	Ratings as assigned by Standard & Poor’s (“S&P”)

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

5. Investments  – (continued)

b) Other Investments

The table below shows our portfolio of other investments:

At December 31,	2008		2007
Hedge funds	$4,723	89%	$15,480	99%
Investment in Limited Partnerships	568	11%	176	1%
Total other investments	$5,291	100%	$15,656	100%

The movement in our Hedge funds and Investment in Limited Partnership in the year reflect net subscriptions of $392, OTTI of $5,948, redemption of $3,801 and decrease in unrealized loss of $1,008.

c) Securities Sold Under Agreements to Repurchase

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2008, there were $232,646 principal amount outstanding at interest rates between 1.25% and 3.0%. Interest expense associated with these repurchase agreements was $5,465 for the year ended December 31, 2008; out of which $628 was accrued as of December 31, 2008. The Company has approximately $232,646 of collateral pledged in support of these agreements.

d) Net Investment Income

Net investment income was derived from the following sources:

	For the Year Ended December 31, 2008	Period from May 31, 2007 (Inception) to December 31, 2007
Fixed maturities	$32,756	$9,654
Cash and cash equivalents	6,201	6,312
Loan to related party	5,244	240
	44,201	16,206
Less:
Investment expenses	(1,496)	(973)
Interest expense on securities sold under agreements to repurchase	(5,465)	—
	$37,240	$15,233

e) Realized and Unrealized Gains and Losses

The following provides an analysis of realized gains and losses:

For the Year Ended December 31, 2008	Gross Gains	Gross Losses	Net
Fixed maturity securities	$8,964	$(3,234)	5,730
Impairment of fixed maturity investments	—	(37,337)	(37,337)
Impairment of other investments	—	(5,948)	(5,948)
Net realized (losses) gains	$8,964	$(46,519)	(37,555)

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

5. Investments  – (continued)

Period from May 31, 2007 (Inception) to December 31, 2007	Gross Gains	Gross Losses	Net
Cash and cash equivalents	$6	$(1)	5
Fixed maturity securities	209	(44)	165
Net realized (losses) gains	$215	$(45)	170

Proceeds from sales of fixed maturities classified as available for sale were $103,443 and $49,259 million in 2008 and 2007 respectively.

Net unrealized gains (loss) were as follows:

	2008	2007
Fixed maturities	$(43,971)	$(13,976)
Other investments	(528)	480
Total net unrealized gain (loss)	$(44,499)	$(13,496)
Change in unrealized gain (loss)	(31,003)	(13,496)

f) Restricted Cash and Investments

We are required to maintain assets on deposit to support our reinsurance operations and to serve as collateral for our reinsurance liabilities under various reinsurance agreements. The assets on deposit are available to settle reinsurance liabilities. We also utilize trust accounts to collateralize business with our reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trust as collateral are primarily highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

As at December 31,	2008	2007
Restricted cash – third party agreements	$335,201	$—
Restricted cash – related party agreements	74,076	—
Total restricted cash	409,277	—
Restricted investments – in Trust for third party agreements at fair value (Amortized cost: $701,973)	660,388	—
Restricted investments – in Trust for related party agreements at fair value (Amortized cost: $1,200)	1,203	—
Total restricted investments	$661,591	$—
Total restricted cash and investments	$1,070,868	$—

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

6. Fair Value Measurements

a) Fair Value Hierarchy

At December 31, 2008, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$38,527	$1,081,428	$—	$1,119,955
Other investments	—	—	5,291	5,291
Total	$38,527	$1,081,428	$5,291	$1,125,246
As a percentage of total assets	1.8%	50.8%	0.2%	52.8%
Liabilities
Securities sold under agreements to repurchase	—	232,646	—	232,646
As a percentage of total liabilities	—	14.4%	—	14.4%

The Company utilized a pricing service to estimate fair value measurements for approximately 99% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as level 2.

Other Investments.  The Company has $5,291 or approximately 0.5% of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the year ended December 31, 2008:

Other Investments
Balance at beginning of period	$15,656
Change in net unrealized gains (losses) – included in other comprehensive loss	(1,008)
Net realized gains (losses) – included in net income	(5,948)
Net purchases or (sales)	(3,409)
Net transfers in (out of) of Level 3	—
Balance at end of period	$5,291

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

6. Fair Value Measurements – (continued)

c) Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at December 31, 2008 and 2007 approximate their fair value.

7. Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

December 31, 2008	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$—	$49,747	Indefinite
State licenses	5,000	—	5,000	Indefinite
Customer relationships	51,400	(1,253)	50,147	15 years double declining
Net balance	$106,147	$(1,253)	$104,894

The Goodwill and intangible assets were recognized in 2008 as a result of the acquisition of GMAC RE (see note 4). Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the year ended December 31, 2008. The estimated amortization expense for the next five years is:

December 31, 2008
2009	$6,590
2010	5,808
2011	5,033
2012	4,362
2013	$3,781

8. Reserve for Losses and Loss Expenses

Our reserve for losses and loss expenses comprise the following:

As of December 31,	2008	2007
Reserve for reported losses and loss expenses	$361,182	$16,359
Reserve for losses incurred but not reported	536,474	22,149
Reserve for losses and loss expenses	$897,656	$38,508

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

8. Reserve for Losses and Loss Expenses  – (continued)

The following table represents a reconciliation of our beginning and ending net losses and loss expense reserves:

	For the Year Ended December 31, 2008	Period from May 31, 2007 (Inception) to December 31, 2007
Gross unpaid losses and loss expenses at beginning of period	$38,508	$—
Less reinsurance recoverable balances at beginning of period	—	—
Net losses and loss expense reserves at beginning of period	38,508	—
Net incurred losses related to:
Current year	265,490	65,017
Prior years	(1,808)	—
	263,682	65,017
Net paid losses related to:
Current year	143,286	26,509
Prior years	16,581	—
	159,867	26,509
Acquired loss and loss expense reserve	755,554	—
Effect of foreign exchange movement	(221)	—
Net losses and loss expense reserves at end of period	897,656	38,508
Reinsurance recoverable balances at end of period	—	—
Gross unpaid losses and loss expenses at end of period	$897,656	$38,508

Management believes that its use of both AmTrust’s historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company writes more business and develops more credible data, the Company expects to assign more weight to its historical experience than to AmTrust’s historical experience and industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in average severity of claims are caused by a number of factors that vary with the individual type of policy written. Future average severities are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

Net loss and loss expenses incurred include net favorable prior period reserve development of $1.8 million Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years. The development reflects changes in the consulting actuary’s assessments of the ultimate losses under the relevant reinsurance policies.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

9. Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President and Chief Executive Officer and Director of AmTrust. The following describes transactions between the Company and AmTrust.

Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Insurance”) to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On June 11, 2008, the Company and AmTrust amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (UBI). Under the amendment, AmTrust’s subsidiaries cede, upon collection, to Maiden 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI’s in-force book of business. Additionally, AmTrust cedes to Maiden 40% of net premium written, effective as of June 1, 2008. Maiden will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

The Company recorded approximately $106,463 and $35,524 of ceding commission expense for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively as a result of this transaction.

Other Reinsurance Agreement

Effective January 1, 2008 the Company and AmTrust entered into an agreement to reinsure a 45% participation in the $9 million in excess of $1 million layer of AmTrust’s workers’ compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1 million up to $10 million, subject to an annual aggregate deductible of $1.25 million. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

9. Related Party Transactions  – (continued)

The following is the effect on the Company’s balance sheet as of December 31, 2008 and 2007, and the results of operations for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007 related to the Reinsurance Agreements with AmTrust:

	December 31, 2008	December 31, 2007
Assets and (liabilities):
Loan to related party	$167,975	$113,542
Reinsurance balances receivable, net	48,387	27,891
Accrued interest on loan to related party	1,478	240
Deferred commission and other acquisition costs	80,455	42,501
Loss and loss adjustment expense reserves	(69,646)	(38,485)
Unearned premiums	$(245,742)	$(137,099)

	Year Ended December 31, 2008	Period from May 31, 2007 (Inception) to December 31, 2007
Results of operations:
Net premium written – assumed	$446,615	$247,253
Change in unearned premium – assumed	(108,643)	(137,099)
Net earned premium – assumed	337,972	110,154
Commission and other acquisition costs on premium written	192,087	76,649
Commission and other acquisition costs – deferred	(80,455)	(42,501)
Ceding commission and other acquisition cost – expensed	111,632	34,148
Loss and loss adjustment expense	199,364	64,993
Interest income on loan to related party	$5,244	$240

Collateral Provided to AmTrust

In order to provide AmTrust’s U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust’s insurance subsidiaries, has established trust accounts (“Trust Accounts”) for their benefit. Maiden Insurance has agreed to provide appropriate collateral to secure its proportional share under the Quota Share Agreement of AII’s obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Insurance to AII, for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Insurance, for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Insurance and delivered to an AmTrust subsidiary on AII’s behalf (a “Letter of Credit”), or (d) premiums withheld by an AmTrust subsidiary at Maiden Insurance’s request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Insurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Insurance’s proportionate share of its obligations under the Quota Share Agreement with AII. If collateral is required to be provided to any AmTrust subsidiary under applicable law or regulatory requirements, Maiden Insurance will provide collateral to the extent required, although Maiden Insurance does not expect that such collateral will be required unless an AmTrust subsidiary is domiciled in the United States.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

9. Related Party Transactions  – (continued)

Maiden Insurance partially satisfied its collateral requirements under the Quota Share Agreement with AII by lending funds in the amount of $167,975 and $113,542 as at December 31, 2008 and 2007 to AII pursuant to a loan agreement entered into between those parties. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts.

Effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII the balance of the collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of this collateral, as at December 31, 2008 was approximately $75,279 (2007: $0) and the accrued interest was $14. (See Note 5(f)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $4,188 and $1,376 of reinsurance brokerage expense for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively and deferred reinsurance brokerage of $3,009 and $1,714 as at December 31, 2008 and 2007, respectively as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI’s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $1,136 and $0 as expense, which is included in general and administrative expenses, for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

9. Related Party Transactions  – (continued)

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.15% if the average value of the account is greater than $1 billion in any quarter. The Company recorded approximately $1,362 and $911 of investment management fees for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively, as a result of this agreement.

10. Commitments and Contingencies

a) Concentrations of Credit Risk

As of December 31, 2008 and 2007, the Company’s assets primarily consisted of investments, cash, loan to related party and reinsurance balances receivable. The Company believes it bears minimal credit risk in its cash on deposit. Although there may be credit risk with respect to its reinsurance balances receivable from AmTrust, the Company believes these premiums will be fully collectible. At December 31, 2008 and 2007, the Company has multiple investments in U.S. government-sponsored enterprises that are in excess of 10% of shareholders’ equity. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and, therefore, the Company faces credit risk in respect of these holdings.

b) Concentrations of Revenue

During 2008, our premium written for AmTrust and Motors accounted for 96.2% of our total premium written. AmTrust accounted for $446,615 (61.4%) and Motors accounted for $252,933 (34.8%).

c) Brokers

We produce our reinsurance business for our Reinsurance — Other segment primarily through brokers. During 2008, three brokers accounted for 63% (2007:0%); of our total gross premiums written for the Reinsurance — Other segment. Guy Carpenter and Company accounted for 27% (2007: 0%), Aon Corporation (including Benfield Group, Ltd.) for 27% (2007:0%) and Risk Insurance Consulting Services for 10% (2007: 0%). No other broker accounted for more than 10% of our gross premiums written on our Reinsurance — Other segment.

d) Letters of Credit

At December 31, 2008, we had letters of credit outstanding of $12.2 million. The letters of credit are secured by deposits held by the issuing banks of a similar amount.

e) Employment Agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

10. Commitments and Contingencies  – (continued)

f) Operating Lease Commitments

The Company leases office space and apartments under operating leases expiring in various years through 2012. Future minimum lease payments as of December 31, 2008 under non-cancellable operating leases for each of the next five years are approximately as follows:

	December 31, 2008	December 31, 2007
2009	$1,253	$300
2010	676	216
2011	100	—
2012	19	—
2013 and thereafter	—	—
	$2,048	$516

g) Loans and Other Collateral

On October 31, 2008, Maiden Insurance and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement under which the Company will reinsure (i) all of the existing contracts written through GMAC RE pursuant to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. Maiden Insurance is required to maintain investment in funds equal to one hundred percent (100%) of the loss reserves for the existing contracts. As of December 31, 2008, the amount of cash and investments in these trust accounts was $983,477. See Note 5(f).

h) Deposit Insurance

The Company maintains its cash balances at financial institutions in both the United States and Bermuda. In the United States, the Federal Deposit Insurance Corporation secures accounts up to $250 at these institutions. Bermuda laws do not give similar protection to Bermuda depositors or checking account users or savers. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

i) Legal Proceedings

Except as noted below, we are not a party to any material legal proceedings. From time to time, we are subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against us in the ordinary course of insurance or reinsurance operations. In our opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on our financial condition or results of operations.

In 2008, a derivative action against the Company, Maiden Insurance and certain officers and directors of AmTrust was filed in the Supreme Court of the State of New York, County of New York entitled “Erk Erginer, Derivatively on Behalf of Nominal Defendant AmTrust Financial Services, Inc., Plaintiff, v. Michael Karfunkel, George Karfunkel, Barry D. Zyskind, Donald T. DeCarlo, Abraham Gulkowitz, Isaac M. Neuberger, Jay J. Miller, Max G. Caviet, Ronald E. Pipoly, Jr., Maiden Holdings, Ltd., Maiden Insurance Company Ltd., Defendants and AmTrust Financial Services, Inc., Nominal Defendant.” This complaint alleges that AmTrust’s transactions with the Company and Maiden Insurance unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of the Company, at the expense of AmTrust and that AmTrust’s directors breached their fiduciary duty to AmTrust by approving them. The plaintiff further alleges claims for breach of their duty of loyalty to and employment agreements with AmTrust against Messrs. Zyskind, Caviet and Pipoly for accepting positions at the Company and/or Maiden Insurance. The complaint seeks damages from the individual defendants and the Company and judgment declaring the Company and Maiden Insurance transactions void.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

10. Commitments and Contingencies  – (continued)

The Company and the individual defendants have moved to dismiss the complaint. The motion is pending. The Company and each of the defendants believe the Complaint is without merit and intend to vigorously defend the action.

j) Dividends for Common Shares

On November 12, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share. This dividend was paid on January 15, 2009 to shareholders of record on January 1, 2009.

11. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended December 31, 2008	Period from May 31, 2007 (Inception) to December 31, 2007
Net income available to common shareholders	$18,794	$22,087
Weighted average number of common shares outstanding – basic	59,344,912	50,759,772
Potentially dilutive securities:
Warrants	—	—
Share options	—	—
Weighted average number of common shares outstanding – diluted	59,344,912	50,759,772
Basic and diluted earnings per common share:	$0.32	$0.44

As of December 31, 2008, the total weighted-average of 4,050,000 (2007: 3,767,442) warrants and 985,423 (2007: 483,177) share options were excluded from diluted earnings per share as they were anti-dilutive.

12. Shareholders’ Equity

(a) Authorized and Issued — The Company’s authorized share capital is 100,000,000 common shares with a par value of $0.01 per share, of which there are 70,287,664 common shares issued and outstanding. A total of 7,800,000 shares were issued to the Founding Shareholders in consideration of their investment of $50,000 in the Company and a further 51,750,000 common shares were sold by the Company in a private placement which raised approximately $479,929 in net proceeds (See Note 1). The holders of our common shares are entitled to receive dividends and are allocated one vote per share, subject to downward adjustment under certain circumstances.

(b) Warrants — In connection with the formation by our Founding Shareholders, the Company issued to the Founding Shareholders 10-year warrants to purchase up to 4,050,000 common shares of the Company. The warrants are effective as of June 14, 2007 and will expire on June 14, 2017. The warrants may be settled using the physical settlement method. The warrants have been classified as equity instruments, in accordance with Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). The warrants were initially measured at an aggregate fair value of $19,521 which was recorded as an addition to additional paid-in-capital with an offsetting charge to additional paid-in-capital as well. The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, 34.53%, was derived from the historical volatility of the share price of a range of publicly-traded companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s shares. The other assumptions in the option pricing model were as follows: risk free interest rate of 5.16%, expected life of 10 years and a dividend yield of 1%.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

12. Shareholders’ Equity  – (continued)

(c) Treasury Shares — On October 14, 2008, a hedge fund that the Company had invested in decided to close and liquidate its investments and return cash to shareholders in stages over an 18 month period. This hedge fund was also a shareholder in the Company. We agreed to receive our shares from the hedge fund, in lieu of the cash that the Company would have received upon the redemption of 90% of its investment in the fund. As a result of this transaction the Company received 962,336 shares at the valuation price of $3.95 per share. The Company will be holding these shares as Treasury Shares.

13. Shares Compensation Plans

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS No. 123R’s fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $871 and $314 for the year ended December 31, 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively.

The key assumptions used in determining the fair value of options granted in 2008 and a summary of the methodology applied to develop each assumption are as follows:

	2008	2007
Assumptions:
Volatility	29.8 – 43.9%	35.3%
Risk-free interest rate	2.36 – 3.30%	4.95%
Weighted average expected lives in years	5 – 6.1 years	6.1 years
Forfeiture rate	0%	0%
Dividend yield rate	1 – 5.39%	1%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the times the Company granted options, there was no external market for the Company’s common shares. Thus, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted. As a substitute for such estimate, the Company used the historical volatility of companies in the industry in which the Company operates.

Risk-Free Interest Rate — This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives — This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

13. Shares Compensation Plans  – (continued)

uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the year ended December 31, 2008:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.60 years
Granted	1,103,834	—	9.72 years
Exercised	—	—
Cancelled	(300,000)	10.00
Outstanding, December 31, 2008	1,519,834	$10.00	9.44 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the period from May 31, 2007 (inception) to December 31, 2007:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding	—	$—	—
Granted	716,000	10.00	9.6 years
Exercised	—	—
Cancelled	—	—
Outstanding, December 31, 2007	716,000	$10.00	9.6 years

The weighted average grant date fair value was $1.77 and $3.77 for all options outstanding at December 31, 2008 and 2007, respectively. There was approximately $1,913 and $2,384 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of December 31, 2008 and 2007, respectively.

14. Taxation

Under current Bermuda law, the Company and its subsidiary, Maiden Insurance, have received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda. The Company and its subsidiary believe that they operate in a manner such that they will not be considered to be engaged in a trade or business in the United States. Accordingly, the Company and its subsidiary have not recorded any provision for U.S. taxation.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

14. Taxation  – (continued)

the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply.

The Company does not have a provision for U.S. income tax for December 31, 2008. Maiden NA and GMAC Direct will file a consolidated return in the U.S. For December 31, 2008 there is expected to be a net operating loss of approximately $400 resulting in no current taxes for the U.S. group. At December 31, 2008, the Company has available a U.S. net operating loss carry-forward of approximately $400 for income tax purposes which will expire beginning in 2028. As of December 31, 2008, the Company has provided a full valuation allowance on the net deferred tax asset which primarily consists of the net operating loss carry-forwards.

As the Company’s operations in the U.S. were newly created in 2008 and the Bermuda operations are not subject to taxes until 2016 the Company has determined that there are no unrecognized tax benefits to be recorded under FIN 48.

15. Statutory Financial Information

Maiden Insurance is registered as a Class 3 reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, Maiden Insurance is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires Maiden Insurance to maintain a minimum share capital of $120. To satisfy these requirements, Maiden Insurance was required to maintain a minimum level of statutory capital and surplus of $134,341 and $37,403 at December 31, 2008 and 2007, respectively. Maiden Insurance was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Insurance throughout the period. The statutory assets were approximately $2,006,779 and 645,518 and statutory capital and surplus was approximately $400,712 and $467,887, as of December 31, 2008 and 2007, respectively.

Maiden Insurance is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions paid by Maiden Insurance to Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2008 the maximum amount of distributions which could be paid without such notification or approval was $75,875.

For Bermuda registered insurance companies, there are some differences between financial statements prepared in accordance with U.S. GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and so deferred commission and other acquisition costs have been fully expensed to income and prepaid expenses and fixed assets removed from the statutory balance sheet.

The Company’s insurance subsidiary in United States, Maiden Reinsurance Company, files financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that qualify as available-for-sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes. Statutory surplus as reported to regulatory authorities were approximately $8,254. Maiden Reinsurance Company is subject to the insurance laws and regulations of the state of Missouri in which it is domiciled. These laws also restrict the amount of dividends the subsidiary can pay to the Company. The restrictions are generally based

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Par Value and per Share Data)

15. Statutory Financial Information  – (continued)

on statutory net income and/or certain levels of statutory surplus as determined in accordance with the relevant statutory accounting requirements. As of December 31, 2008 the maximum amount of distributions which could be paid without the prior approval of the Missouri Department of Insurance was $857. There were no insurance operations carried out by Maiden Reinsurance Company in 2008.

16. Subsequent Events

a) On January 20, 2009, the Company established four special purpose trusts for the purpose of issuing trust preferred securities. This involved private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit. As part of the transaction, the Company issued 11,700,000 shares of its common stock to the purchasers of the Trust Preferred Securities. The Trust Preferred Securities mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.76%.

The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in subordinated debentures issued by the Company. The gross proceeds to the Company were approximately $260,117 in the form of junior subordinated debentures, before approximately $4,100 of placement agent fees and expenses.

b) On February 25, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share. This dividend is payable April 15, 2009 to shareholders of record on April 1, 2009.

c) On March 23, 2009 The Company repaid from existing cash resources all of the liabilities relating to securities sold under agreements to repurchase which as of December 31, 2008 the balance outstanding was $232,646.

17. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

	2008 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$102,432	$171,251	$113,187	$340,525
Net income available to common shareholders	12,516	13,792	(27,516)	20,002
Comprehensive income	(3,977)	8,936	(55,527)	38,359
Earnings per common share – basic and diluted	$0.21	$0.23	$(0.46)	$0.34

	2007
	Period from May 31 (Inception) to June 30	Quarters Ended
		Sep 30	Dec 31
Total revenues	$—	$190,801	$56,552
Net income available to common shareholders	(77)	11,340	10,824
Comprehensive income	(77)	6,640	2,028
Earnings per common share – basic and diluted	$(0.02)	$0.20	$0.18

Schedule I

MAIDEN HOLDINGS, LTD.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2008	Cost*	Value	Amount at Which Shown in the Balance Sheet
	(In Thousands)
Fixed Maturities:
Bonds:
United States government and government agencies	$793,805	810,426	810,426
All other corporate	370,121	309,529	309,529
Total bonds	1,163,926	1,119,955	1,119,955
Total fixed maturities	1,163,926	1,119,955	1,119,955
Other investments (approximates market value)	5,819	5,291	5,291
Total investments	$1,169,745	$1,125,246	$1,125,246

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2008 and 2007
(In Thousands Except Par Value and per Share Data)

	2008	2007
ASSETS:
Cash and cash equivalents	$4,241	$25,393
Investments in subsidiaries	621,173	512,166
Balances due from subsidiaries	102	339
Other assets	217	418
Total assets	$625,733	$538,316
LIABILITIES:
Accounts payable and accrued liabilities	$4,981	$971
Balances due to subsidiaries	110,993	—
Total liabilities	$115,974	$971
Shareholders’ equity:
Common shares ($0.01 par value; 59,550,000 shares issued in 2008 and 2007; 58,587,664 and 59,550,000 shares outstanding in 2008 and 2007, respectively)	$596	$596
Additional paid-in capital	530,519	529,647
Retained earnings	26,944	20,598
Accumulated other comprehensive loss	(44,499)	(13,496)
Treasury shares, at cost (2008: 962,336 shares)	(3,801)	—
Total shareholders’ equity	$509,759	$537,345
Total liabilities and shareholders’ equity	$625,733	$538,316

See accompanying notes to the Consolidated Financial Statements.

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY
For the Year Ended December 31, 2008 and the Period from May 31 (Inception) to December 31, 2007
(In Thousands)

	2008	2007
Revenues:
Net investment income	$619	$4,110
Net realized gains on sales of investments	—	88
	619	4,198
Expenses:
General and administrative expenses	5,172	1,939
	5,172	1,939
Earnings (loss) before equity in earnings of consolidated subsidiaries	(4,553)	2,259
Equity in earnings of consolidated subsidiaries	23,347	19,828
Net income	$18,794	$22,087

See accompanying notes to the Consolidated Financial Statements.

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Year Ended December 31, 2008 and the Period from May 31 (Inception) to December 31, 2007
(In Thousands)

	2008	2007
Cash flows provided by operating activities:
Net income	$18,794	$22,087
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(13,347)	(19,828)
Non-cash share compensation expense	872	314
Depreciation and amortization	—	(2,918)
Net realized gains on sales of investments	—	(88)
Balance due from subsidiaries	237	(339)
Other assets	201	(418)
Accounts payable and accrued liabilities	494	971
Balances due to subsidiaries	107,193	—
Net cash provided by (used in) operating activities	114,444	(219)
Cash flows used in investing activities:
Investment in subsidiaries	(126,663)	(502,828)
Net cash used in investing activities	(126,663)	(502,828)
Cash flows used in financing activities:
Dividends paid	(8,933)	(1,489)
Issuance of common shares	—	529,929
Net cash used in financing activities	(8,933)	528,440
Net increase (decrease) in cash and cash equivalents	(21,152)	25,393
Cash and cash equivalents, beginning of year	25,393	—
Cash and cash equivalents, end of year	$4,241	$25,393

See accompanying notes to the Consolidated Financial Statements.

Schedule III

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands)

Year Ended December 31, 2008

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Reinsurance – AmTrust Quota Share	$78,774	$125,666	$240,726	$335,045	$—	$197,755	$110,652	$1,494	$438,672
Reinsurance – Other	25,696	771,990	203,753	85,038	—	65,928	9,051	6,882	288,723
Corporate	—	—	—	—	37,240	—	—	6,597	—
Total	$104,470	$897,656	$444,479	$420,083	$37,240	$263,683	$119,703	$14,973	$727,395

Period from May 31 (Inception) to December 31, 2007

	Deferred Acquisition Costs	Reserve for Losses and Loss Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Reinsurance – AmTrust Quota Share	$44,215	$38,485	$137,099	$110,154	$—	$64,994	$35,525	$235	$247,253
Reinsurance – Other	—	23	67	33	—	23	—	—	100
Corporate	—	—	—	—	15,233	—	—	2,725	—
Total	$44,215	$38,508	$137,166	$110,187	$15,233	$65,017	$35,525	$2,960	$247,353

Schedule IV

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY REINSURANCE INFORMATION
(In Thousands)

	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount Assumed to Net (c)/(d)
Year ended December 31, 2008 Premiums – General Insurance	$—	$—	$727,395	$727,395	100%
Period from May 31 (inception) to December 31, 2007 Premiums – General Insurance	$—	$—	$247,353	$247,353	100%