Form 10-Q
period 2009-03-31
Maiden Holdings, Ltd.
filed 2009-05-15
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file no. 001-33143

Maiden Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	04-3106389 (IRS Employer Identification No.)

48 Par-la-Ville Road, Suite 1141 HM11 (Address of principal executive offices)	HM11 (Zip Code)

(441) 292-7090 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of May 14, 2009, the Registrant had one class of Common Stock ($.01 par value), of which 70,287,664, shares were issued and outstanding.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statement of Income for the three months ended March 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	31

	Signatures

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands (000’s), except per share data)

	(unaudited)
	March 31, 2009	December 31, 2008
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2009: $1,279,902; 2008: $1,163,926)	$1,219,451	$1,119,955
Other investments, at fair value (Cost 2009: $5,919 ; 2008: $5,819)	5,386	5,291
Total investments	1,224,837	1,125,246
Cash and cash equivalents	95,193	131,897
Restricted cash and cash equivalents	362,583	409,277
Accrued investment income	9,453	10,293
Reinsurance balances receivable (includes $58,057 and $48,837 from related party in 2009 and 2008, respectively - see note 10)	182,052	71,895
Loan to related party (see note 10)	167,975	167,975
Deferred acquisition costs (includes $80,078 and $80,455 from related party in 2009 and 2008, respectively - see note 9)	152,616	104,470
Other assets	7,647	2,617
Intangible assets	53,582	55,147
Goodwill	49,747	49,747
Total Assets	$2,305,685	$2,128,564
Liabilities and Shareholders’ Equity
Liabilities
Reserve for losses and loss expenses (includes $91,442 and $69,646 from related party in 2009 and 2008, respectively- see note 10)	$925,816	$897,656
Unearned premiums (includes $245,069 and $245,742 from related parties in 2009 and 2008, respectively- see note 10)	570,936	444,479
Accrued expenses and other liabilities	46,489	44,024
Securities sold under agreements to repurchase, at contract value	-	232,646
Trust preferred securities – related parties (see note 6)	215,084	-
Total Liabilities	1,758,325	1,618,805
Commitments and Contingencies
Shareholders’ Equity:
Common shares, ($0.01 par value;71,250,000 and 59,550,000 shares issued in 2009 and 2008 respectively; 70,287,664 and 58,587,664 shares outstanding in 2009 and 2008 respectively)	713	596
Additional paid-in capital	575,606	530,519
Accumulated other comprehensive loss	(60,985)	(44,499)
Retained earnings	35,827	26,944
Treasury Shares, at cost (2009 and 2008:962,336 shares)	(3,801)	(3,801)
Total Shareholders’ Equity	547,360	509,759
Total Liabilities and Shareholders’ Equity	$2,305,685	$2,128,564

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands (000’s), except per share data)
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Revenues:
Premium income:
Net premiums written	$336,548	$102,432
Change in unearned premiums	(126,456)	(37,127)
Net earned premium	210,092	65,305
Net investment income	14,259	7,609
Net realized investment gains (losses)	(1,930)	125
Total revenues	222,421	73,039
Expenses:
Loss and loss adjustment expenses	146,288	37,836
Commission and other acquisition expenses	46,631	21,261
Other operating expenses	7,535	1,426
Trust preferred interest – related parties	7,090	-
Amortization of intangible assets	1,564	-
Foreign exchange loss	213	-
Total expenses	209,321	60,523

Net income	$13,100	$12,516

Basic and diluted earnings per common share	$0.19	$0.21

Dividends declared per common share	$0.06	$0.05

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands (000’s), except per share data)
(Unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Cash flows from operating activities:
Net income	$13,100	$12,516
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization of intangibles	1,636	5
Net realized loss (gain) on sales of investments	1,930	(125)
Foreign exchange loss on revaluation		-
Amortization of share-based compensation expense, bond premium and discount and trust preferred securities discount	(927)	107
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(110,157)	(51,990)
Accrued investment income	840	(2,008)
Deferred commission and other acquisition costs	(48,146)	(14,459)
Other assets	(40)	7
Changes in liabilities – increase (decrease):
Accrued expenses and other liabilities	1,763	(22)
Loss and loss adjustment expense reserves	28,160	23,140
Unearned premiums	126,457	37,127
Net cash provided by operating activities	14,616	4,298
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(222,323)	(156,564)
Purchases of other investments	(138)	(23)
Sale of investments:
Proceeds from sales of fixed-maturity securities	85,769	58,921
Proceeds from maturities and calls of fixed-maturity securities	19,423	-
Proceeds from redemption of other investments	22	-
Increase in restricted cash	46,694	-
Purchase of furniture and equipment	(381)	(40)
Net cash used in investing activities	(70,934)	(97,706)
Cash flows from financing activities:
Repurchase agreements, net	(232,646)	102,172
Common share issuance	117	-
Trust preferred securities issuance	260,000	-
Trust preferred securities issuance cost	(4,342)	-
Dividend paid	(3,515)	(1,489)
Net cash provided by financing activities	19,614	100,683
Net (decrease) increase in cash and cash equivalents	(36,704)	7,275
Cash and cash equivalents, beginning of period	131,897	35,729
Cash and cash equivalents, end of period	$95,193	$43,004

Supplemental information about non-cash investing and financing activities
Discount on Trust preferred securities	$(44,928)	$-
Additional paid in Capital	44,928	-

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands (000’s), except per share data)
(Unaudited)

For the three months ended March 31, 2009	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$596	$530,519	$(44,499)	$26,944	$(3,801)	$509,759

Net income	-	-	-	13,100	-	13,100
Net unrealized losses	-	-	(16,486)	-	-	(16,486)
Comprehensive loss						(3,386)
Shares issued, net	117	44,928	-	-	-	45,045
Share based compensation	-	159	-	-	-	159
Dividends to shareholders	-	-	-	(4,217)	-	(4,217)
Balance at March 31, 2009	$713	$575,606	$(60,985)	$35,827	$(3,801)	$547,360

For the three months ended March 31, 2008	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$-	$537,345

Net income	-	-	-	12,516	-	12,516
Net unrealized losses	-	-	(16,493)	-	-	(16,493)
Comprehensive loss						(3,977)
Share based compensation	-	187	-	-	-	187
Dividends to shareholders	-	-	-	(2,978)	-	(2,978)
Balance at March 31, 2008	596	$529,834	$(29,989)	$30,136	$-	$530,577

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

1.   Basis of Presentation — Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board (“FASB”) issued three FASB Staff Positions (“FSP”) – (1) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), (2) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), and (3) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to remove the requirement that a company must have the intent and ability to hold a debt security until its anticipated recovery, but rather, under the revised guidance, a company must recognize an other-than-temporary impairment charge on its income statement if it intends to sell the debt security or if it is more likely than not it will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new FSP FAS 115-2 also requires the recognition of an other-than-temporary impairment charge if the present value of cash flows of a debt security expected to be collected is less than the amortized cost basis of the debt security. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP FAS 115-2 for the period ended June 30, 2009. The Company is currently evaluating the provisions of FSP FAS 115-2 and its potential impact on future financial statements.   FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 provides a list of non-exhaustive factors a company should consider in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for that asset or liability (or similar assets or liabilities). If a company determines there has been a significant decrease in the volume and level of activity of an asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate the fair value in accordance with SFAS 157. FSP FAS 157-4 also provides additional guidance on identifying circumstances that indicate a transaction is not orderly, and therefore, excluded as an observable input in the determination of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company will adopt FSP FAS 157-4 for the period ended June 30, 2009. The Company is currently evaluating the provisions of FSP FAS 157-4 and its potential impact on future financial statements. FSP FAS 107-1 requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues its interim financial statements. FSP FAS 107-1 is effective for interim and annual periods ending after June 15, 2009. The Company will include the required disclosures about the fair value of its financial instruments in its interim financial statements starting with the period ended June 30, 2009.

In addition, in April 2009, the SEC staff issued Staff Accounting Bulletin (“SAB”) 111 that amended Topic 5.M. “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”. This SAB amends Topic 5.M. solely to include the staff’s view on equity securities and exclude debt securities from its scope. By excluding debt securities from the scope of Topic 5.M., companies are no longer required to assess if they have the intent and ability to hold available-for-sale debt securities until anticipated recovery to determine if there is an other-than-temporary impairment charge.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

3.	Investments

(a)	Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. – treasury bonds	33,365	620	(235)	33,750
U.S. Agency - mortgage backed securities	$747,243	$25,048	$(3,455)	$768,836
Corporate fixed maturities	488,114	3,815	(86,305)	405,624
Municipalities	11,180	61	-	11,241
Total available for sale fixed maturities	1,279,902	29,544	(89,995)	1,219,451
Other investments	5,919	-	(533)	5,386
Total investments	$1,285,821	$29,544	$(90,528)	$1,224,837

December 31, 2008	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed Maturities:
U.S. – treasury bonds	$37,782	$775	$(30)	$38,527
U.S. Agency - mortgage backed securities	756,023	21,178	(5,302)	771,899
Corporate fixed maturities	370,121	2,320	(62,912)	309,529
Total available for sale fixed maturities	1,163,926	24,273	(68,244)	1,119,955
Other investments	5,819	-	(528)	5,291
Total investments	$1,169,745	$24,273	$(68,772)	$1,125,246

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
March 31, 2009	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. – treasury bonds	$3,017	(235)	-	-	$3,017	(235)
U.S. Agency mortgage backed securities	14,905	(488)	129,954	(2,967)	144,859	(3,455)
Corporate fixed maturities	110,637	(24,967)	180,741	(61,338)	291,378	(86,305)
	128,559	(25,690)	310,695	(64,305)	436,237	(89,995)
Other investments	$-	-	$4,679	(533)	$4,679	(533)
Total temporarily impaired available-for-sale securities and other investments	$128,559	$(25,690)	$315,374	$(64,838)	$443,933	$(90,528)

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

3.	Investments – (continued)

As of March 31, 2009, there were approximately 53 securities in an unrealized loss position with a fair value of $443,933. Of these securities, there are 20 securities that have been in an unrealized loss position for 12 months or greater with a value of $315,374.

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. – treasury bonds	$6,521	$(30)	-	$-	$6,521	(30)
U.S. Agency mortgage backed securities	148,803	(5,302)	-	-	148,803	(5,302)
Corporate fixed maturities	104,279	(13,707)	153,055	(49,205)	257,334	(62,912)
	259,603	(19,039)	153,055	(49,205)	412,658	(68,244)
Other investments	$4,722	$(528)	$-	$-	$4,722	(528)
Total temporarily impaired available-for-sale securities and other investments	$264,325	$(19,567)	$153,055	$(49,205)	$417,380	$(68,772)

As of December 31, 2008, there were approximately 40 securities in an unrealized loss position with a fair value of $417,380. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a value of $153,055.

Other-than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2009, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  During the quarter ended March 31, 2009, the Company recognized no other than temporary impairment fixed income securities and other investments (2008: $-). Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at March 31, 2009, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2009.

(b)	Restricted Cash and Investments

We are required to maintain assets on deposit to support our reinsurance operations and to serve as collateral for our reinsurance liabilities under various reinsurance agreements. The assets on deposit are available to settle reinsurance liabilities. We also utilize trust accounts to collateralize business with our reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trust as collateral are primarily cash and highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

	March 31, 2009	December 31, 2008
Restricted cash - third party agreements	$268,453	$335,201
Restricted cash - related party agreements	94,130	74,076
Total restricted cash	362,583	409,277
Restricted investments - in Trust for third party agreements at fair value (Amortized cost: 2009 - $759,624; 2008 - $701,973)	703,729	660,388
Restricted investments - in Trust for related party agreements at fair value (Amortized cost: 2009 - $58,819; 2008 - $1, 200)	59,264	1,203
Total restricted investments	762,994	661,591
Total restricted cash and investments	$1,125,577	$1,070,868

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

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

Investments available for sale. Investments available for sale are recorded at fair value on a recurring basis and include fixed maturities and securities sold under agreements to repurchase. Fair value of investments is measured based upon quoted prices in active markets, if available. If quoted prices in active markets are not available, fair values are measured by an independent pricing service that utilizes valuation techniques based upon observable market data. Level 1 investments include those traded on an active exchange, such as the NASDAQ. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the independent pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications which include available relevant market information. These investments are classified as Level 2 investments and include obligations of U.S. government agencies, municipals and corporate debt securities.

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

a)	Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2009 and December 31, 2008:

March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets

Fixed maturities	$33,750	$1,185,701	$-	$1,219,451

Other investments	-	-	5,386	5,386

Total	$33,750	$1,185,701	$5,386	$1,224,837

As a percentage of total assets	1.5%	51.4%	0.2%	53.1%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

4.	Fair Value of Financial Instruments (continued)

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets

Fixed maturities	$38,527	$1,081,428	$-	$1,119,955

Other investments	-	-	5,291	5,291

Total	$38,527	$1,081,428	$5,291	$1,125,246

As a percentage of total assets	1.8%	50.8%	0.2%	52.8%

Liabilities

Securities sold under agreements to repurchase	$-	$232,646	$-	$232,646

As a percentage of total liabilities	-	14.4%	-	14.4%

b)	Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008:

Other Investments:	March 31, 2009	March 31, 2008
Balance at beginning of period	$5,291	$15,656
Change in net unrealized losses – included in other comprehensive loss	(6)	(3,296)
Net realized losses – included in net income	(15)	-
Net purchases	116	23
Net transfers in (out of) of Level 3	-	-
Balance at end of period	$5,386	$12,383

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

5.	Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

March 31, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$-	$49,747	Indefinite
State licenses	5,000	-	5,000	Indefinite
Customer relationships	51,400	(2,818)	48,582	15 years double declining
Net balance	$106,147	$(2,818)	$103,329

December 31, 2008	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$-	$49,747	Indefinite
State licenses	5,000	-	5,000	Indefinite
Customer relationships	51,400	(1,253)	50,147	15 years double declining
Net balance	$106,147	$(1,253)	$104,894

On November 3, 2008, the Company acquired the reinsurance operations of GMAC Insurance (GMACI), including its book of assumed reinsurance business. As part of the transaction the Company’s wholly owned subsidiary Maiden Holdings North America, Ltd. (“Maiden NA”) acquired GMAC RE LLC, the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation and the renewal rights for the business written by GMAC RE.  In connection with the transaction Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). Consummation of the acquisition of these insurance companies is subject to regulatory approval. The acquisition of GMAC Direct closed on December 23, 2008, and it was renamed Maiden Reinsurance Company on February 2nd 2009.

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the quarter ended March 31, 2009. The amortization of the intangible assets with finite lives for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 will be $6,590, $5,808, $5,033, $4,362, $3,781, respectively.

6.	Trust Preferred Securities

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) ,a trust established by Maiden NA,  and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit.  This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses.  As a result the Company issued 11,700,000  of its Common Shares.  Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units or 61%.  The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase a subordinated debenture (the “Debenture”) in the principal amount of $260,000 issued by Maiden NA.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

6.	Trust Preferred Securities (continued)

The Debenture was issued pursuant to an Indenture dated January 20, 2009 by and between the Maiden NA and Wilmington Trust Company (“Wilmington”).  The terms of the Debenture are substantially the same as the terms of the Trust Preferred Securities.  The interest payments by Maiden NA will be used by the Trust to pay the quarterly distributions to the holders of the Trust Preferred Securities.  The Indenture permits Maiden NA to redeem the Debenture (and thus a like amount of the Trust Preferred Securities) at stated value plus one year’s interest together with accrued and unpaid interest, if any, through the date of redemption at any time until January 15, 2014.  On and after January 15, 2014, Maiden NA may redeem any or all of the Debenture (and thus a like amount of the Trust Preferred Securities) at stated value plus accrued and unpaid interest, if any, through the date of redemption.  If the Company redeems any amount of its Debenture, the Trust must redeem a like amount of the Trust Preferred Securities.  The Indenture permits Maiden NA, as long as no event of default has occurred and continues, to defer interest payments on the Debenture for up to 20 consecutive quarterly periods, during which interest accrues and compounds until paid.

Pursuant to separate Guarantee Agreements dated as of January 20, 2009 (each a “Guarantee Agreement”) with Wilmington, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities.

As a consequence of the issuance of a majority of the Units to a related party under FASB Interpretation 46R Consolidation of Variable Interest Entities (“FIN 46R”), the Trust is a variable interest entity and the Company is deemed to be the Primary beneficiary and is required to consolidate the Trust. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon  rate of 14% with an effective interest rate of 16.95%. As of March 31, 2009, the stated value of the Trust Preferred Securities was $215,084 which comprises the principal amount of $260,000 and unamortized discount of $44,916.

7.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three months ended March 31, 2009	Three months ended March 31, 2008

Net income available to common shareholders	$13,100	$12,516

Weighted average number of common shares outstanding - basic	67,687,664	59,550,000

Potentially dilutive securities:
Warrants	-	-

Share options	250,126	-

Weighted average number of common shares outstanding - diluted	67,937,790	59,550,000

Basic and diluted earnings per common share:	$0.19	$0.21

As of March 31, 2009, 4,050,000 (2008: 4,050,000) warrants and 662,000 (2008: 793,700) share options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

8.	Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS No. 123R’s fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $159 and $187 for the three months ended March 31, 2009 and 2008, respectively.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

8.	Share Based Compensation (continued)

The key assumptions used in determining the fair value of options granted in the three months ended March 31, 2009 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions :	March 31, 2009
Volatility	29.8-43.9%
Risk-free interest rate	2.36-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

Expected Price Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. At the times the Company granted options, there was no external market for the Company’s common shares. Thus, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted. As a substitute for such estimate, the Company used the historical volatility of companies in the industry in which the Company operates.

Risk-Free Interest Rate – This is the U.S. Treasury rate for the week of the grant having a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives – This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin No. 107 to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

Forfeiture Rate – This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

The following schedules shows all options granted, exercised, expired and exchanged under the Plan for the three months ended March 31, 2009:

March 31, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2008	1,519,834	$10.00	9.44 years
Granted	150,000	4.39	9.91 years
Exercised	-	-	-
Cancelled	(200,000)	-	-
Outstanding, March 31, 2009	1,469,834	$5.55	9.31 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the three months ended March 31, 2008:

March 31, 2008	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.60 years
Granted	167,000	10.00	9.90 years
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, March 31, 2008	883,000	$10.00	9.50 years

The weighted average grant date fair value was $0.82 and $3.42 for all options outstanding at March 31, 2009 and 2008, respectively. There was approximately $ 1,878 and $2,518 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of March 31, 2009 and 2008, respectively.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
9.    Dividends Declared

On February 25, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share. This dividend was paid on April 15, 2009 to shareholders of record on April 1, 2009.

10.   Related Party Transactions

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

On June 11, 2008, the Company and AmTrust amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (UBI). Under the amendment, AmTrust's subsidiaries cede, upon collection, to Maiden 100% of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust cedes to Maiden 40% of net premium written, effective as of June 1, 2008. Maiden will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

On February 9, 2009, AII and Maiden Insurance amended the Reinsurance Agreement to clarify that (i) AII would offer Maiden Insurance the opportunity to reinsure Excess Retention Business, which is defined as a policy issued by an AmTrust insurance subsidiary with respect to which the insurance subsidiary’s retention is greater than $5 million and (ii) the deduction for the cost of inuring reinsurance from Affiliate Subject Premium (as defined in the Reinsurance Agreement) retroceded to Maiden Insurance is net of ceding commission. In addition, the Reinsurance Agreement has been amended by deleting the limitation on Maiden Insurance’s maximum liability in respect of a single loss, which, under certain circumstances, was $2 million. Pursuant to the Reinsurance Agreement, as amended, AII and Maiden Insurance share, proportionally, in all premium and losses ceded thereunder.

The Company recorded approximately $29,254 and $19,774 of ceding commission expense for the three months ended March 31, 2009 and 2008, respectively as a result of this transaction.

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

The following is the effect on the Company’s balance sheet as of March 31, 2009 and December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008 related to the Reinsurance Agreements with AmTrust:

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

10.   Related Party Transactions (continued)

Assets and (liabilities):	March 31, 2009	December 31, 2008
Loan to related party	$167,975	$167,975
Reinsurance balances receivable, net	58,057	48,837
Accrued interest on loan to related party	570	1,478
Deferred commission and other acquisition costs	80,078	80,455
Loss and loss adjustment expense reserves	(91,442)	(69,646)
Unearned premiums	$(245,069)	$(245,742)

	Three months Ended March 31,
Results of operations:	2009	2008
Net premium written - assumed	$93,314	$87,714
Change in unearned premium - assumed	671	(23,417)
Net earned premium - assumed	93,985	64,297

Commission and other acquisition costs on premium written	30,556	26,905
Change in deferred commission and other acquisition costs	377	(7,004)
Ceding commission and other acquisition cost - expensed	30,933	19,901

Loss and loss adjustment expense	58,132	37,399

Interest income on loan to related party	$810	$1,591

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

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII by lending funds in the amount of $167,975 as at March 31, 2009 and December 31, 2008 to AII pursuant to a loan agreement entered into between those parties. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
10.   Related Party Transactions (continued)

Effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral in Trust, as at March 31, 2009 and December 31, 2008 was approximately $153,394 and $75,279. (See Note 3(b)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,155 and $797 of reinsurance brokerage expense for the three months ended March 31, 2009 and 2008, respectively and deferred reinsurance brokerage of $2,920 and $3,009 as at March 31, 2009 and December 31, 2008, respectively as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $152 as expense, which is included in other operating expenses, for the three months ended March 31, 2009.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.0375 if the average value of the account is greater than $1 billion.  The Company recorded approximately $597 and $458 of investment management fees for the three months ended March 31, 2009 and 2008, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

11.   Segments

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

For the three months ended March 31, 2009	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
Net premiums written	$85,371	$251,177	$336,548
Net premiums earned	92,420	117,672	210,092
Net losses and loss expenses	(57,272)	(89,016)	(146,288)
Commissions and other acquisition costs	(30,409)	(16,222)	(46,631)
General and administrative expenses	(374)	(5,726)	(6,100)
Underwriting income	$4,365	$6,708	$11,073

Reconciliation to net income
Net investment income			12,329
Amortization of intangibles			(1,564)
Foreign exchange loss			(213)
Trust preferred interest			(7,090)
General and administrative expenses			(1,435)

Net Income			$13,100

Net loss and loss expense ratio*	62.0%	75.6%	69.6%
Acquisition cost ratio**	32.9%	13.8%	22.2%
General and administrative expense ratio***	0.4%	4.9%	3.6%
Combined ratio	95.3%	94.3%	95.4%
As of March 31, 2009
Reinsurance balances receivable	49,552	132,500	182,052
Deferred commission and other acquisition costs	76,261	76,355	152,616
Loan to related party	167,975	-	167,975
Goodwill	-	49,747	49,747
Intangibles	-	53,582	53,582
Restricted Investments and cash	152,278	570,086	722,364
Corporate and other assets	-	-	977,349
Total Assets	446,066	882,270	2,305,685

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
11.   Segments (continued)

For the three months ended March 31, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
Net premiums written	$82,948	$19,484	$102,432
Net premiums earned	63,790	1,515	65,305
Net losses and loss expenses	(37,208)	(628)	(37,836)
Acquisition costs	(20,572)	(689)	(21,261)
General and administrative expenses	(176)	(149)	(325)
Underwriting income	$5,834	$49	$5,883

Reconciliation to net income
Net investment income			7,734
General and administrative expenses			(1,101)
Net Income			$12,516

Net loss and loss expense ratio*	58.3%	41.5%	57.9%
Acquisition cost ratio**	32.3%	45.5%	32.6%
General and administrative expense ratio***	0.3%	9.8%	0.5%
Combined ratio	90.9%	96.8%	91.0%
As of March 31, 2008
Reinsurance balances receivable	$69,425	$10,555	$79,980
Deferred commission and other acquisition costs	50,393	8,281	58,674
Loan to related party	113,542	-	113,542
Corporate and other assets	-		643,000
Total Assets	$233,360	$18,836	$895,196

* Calculated by dividing net losses and loss expenses by net premiums earned.
** Calculated by dividing commission and other acquisition costs by net premiums earned
*** Calculated by dividing general and administrative expenses by net premiums earned.
**** Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Small Commercial Business	$52,972	15.7%	$43,657	42.6%
Specialty Middle Market Property & Casualty	9,228	2.7%	6,867	6.7%
Specialty Risk and Extended Warranty	23,171	6.9%	32,424	31.7%
Total Reinsurance - AmTrust Quota Share	$85,371	25.3%	$82,948	81.00%
Reinsurance – Other
Property	51,448	15.3%	-	-%
Casualty	150,075	44.6%	19,484	19.0%
Accident and Health	49,654	14.8%	-	-%
Total Reinsurance - Other	251,177	74.7%	19,484	19.0%
	$336,548	100.0%	$102,432	100.0%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

11.   Segments (continued)

	Three months ended March 31
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums earned
Reinsurance – AmTrust Quota Share
Small Commercial Business	$54,627	26.0%	$31,880	48.8%
Specialty Middle Market Property & Casualty	13,348	6.4%	10,314	15.8%
Specialty Risk and Extended Warranty	24,445	11.6%	21,596	33.1%
Total AmTrust Quota Share	$92,420	44.0%	$63,790	97.7%
Reinsurance – Other
Property	25,999	12.4%	-	-%
Casualty	66,354	31.6%	1,515	2.3%
Accident and Health	25,318	12.0%	-	-%
Total Reinsurance - Other	117,672	56.0%	1,515	2.3%
	$210,092	100.0%	$65,305	100.0%

12.   Subsequent Events

On May 11, 2009, the Company declared a quarterly dividend of $0.06 per common share, payable on July 15, 2009 to shareholders of record on July 1, 2009.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Maiden Holdings, Ltd only.

Note on Forward-Looking Statement

This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. The projections and statements in this report speak only as of the date of this report and those in other publicly available documents or made by our officers and representatives from time to time speak only as of their respective date and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

To support the businesses acquired in the GMAC Acquisition and the North American operations of Maiden NA, on January 20, 2009, we completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust, a trust established by Maiden NA, and 45 common shares, $.01 par value, of the Company for a purchase price of $1,000.45 per Unit.  This resulted in gross proceeds to the Company of approximately $260.1 million before approximately $4.3 million of placement agent fees and expenses.  As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Units. The Trust Preferred Securities mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.95%. Approximately 61% of these securities were placed privately with the Founding Shareholders and the remainder with several existing institutional shareholders of the Company.

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

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased rent expense for our offices and increased professional fees. We believe this trend will continue in 2009 as we continue to hire additional staff and build our infrastructure, including additional expenses related to the GMAC RE business for the full year 2009.

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and other-than-temporary-impairment of investments. For a detailed discussion of our critical accounting policies please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	Three Months ended March 31,
	2009	2008
	($ in thousands)
Gross and net premiums written	$336,548	$102,432

Net earned premium	$210,092	$65,305
Net investment income	14,259	7,609
Net realized investment (losses) gains	(1,930)	125
Total Revenue	222,421	73,039
Loss and loss adjustment expenses	146,288	37,836
Commissions and other acquisition expenses	46,631	21,261
General and administrative expenses	7,535	1,426
Amortization of intangible assets	1,564	-
Interest expense	7,090	-
Foreign exchange loss	213	-
Total Expenses	209,321	60,523
Net income	$13,100	$12,516

	Three Months ended March 31,
	2009	2008
Selected Consolidated Ratios:
Loss and loss expense ratio	69.6%	57.9%
Acquisition cost ratio	22.2%	32.6%
General and administrative expense ratio	3.6%	2.2%
Expense ratio	25.8%	34.8%
Combined ratio	95.4%	92.7%

Comparison of Three Months Ended March 31, 2009 and 2008

Premiums.  Net premium written increased by $234.1 million, or 228.6%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This increase was primarily due to the GMAC Acquisition in the fourth quarter of 2008.

Net premium earned increased by $144.8 million, or 221.7% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Approximately $112.3 million of this increase was due to the GMAC Acquisition in the fourth quarter of 2008 and $17.8 million was due to the addition of UBI premium to the AmTrust Quota Share in the second quarter of 2008.

Net Investment Income. Net investment income increased by $6.7 million, or 87.4% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Average invested assets for the period were approximately $1,724 million compared to $542 million and yields were approximately 3.3% compared to 4.8% for the three months ended March 31, 2009 and 2008, respectively. We also carried a substantial amount of cash and cash equivalents in the quarter as we continue to deploy the cash obtained through the GMAC Acquisition and also from the proceeds from the Trust Preferred issuance. We expect investment income and the yield achieved to increase over time as cash is more fully deployed.

Net Realized Investment (Losses) Gains. Net realized losses on investments were $1.9 million for the three months ended March 31, 2009 compared to a gain of $0.125 million three months ended March 31, 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $146.3 million and $37.8 million for the three months ended March 31, 2009 and 2008, respectively. The Company’s loss ratio for the three months ended March 31, 2009 increased to 69.6% from 57.9% for the three months ended March 31, 2008.   The increase in the loss ratio was primarily due to the GMAC Acquisition in the fourth quarter of 2008 and the addition of UBI premiums which carry a higher loss ratio to the AmTrust Quota Share in the second quarter of 2008.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $25.4 million, or 119.3% for the three months ended March 31, 2009 compared to $21.3 million for the three months ended March 31, 2008. This increase was primarily due to the addition GMAC Acquisition in the fourth quarter of 2008 and the addition of UBI to the AmTrust Quota Share in the second quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased by $6.1 million, or 428.4%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to due to the GMAC Acquisition in the fourth quarter of 2008 and the continued build out of our infrastructure.

Interest expense.  Interest expense for the quarter relates to the issuance of $260 million of 14% Trust Preferred Securities on January 20, 2009.

Underwriting Results by Segment

The Company currently operates two business segments Reinsurance - Other and Reinsurance – AmTrust Quota Share. The following tables summarize the underwriting results and associated ratios by segments:

Reinsurance – Other Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance - Other segment. The comparisons with the prior year are not particularly meaningful due to the GMAC Acquisition in the fourth quarter of 2008:

	Three months ended March 31,
	2009	2008
	($ in thousands)
Net premiums written	$251,177	$19,484
Net premiums earned	117,671	1,515
Net losses and loss expenses	(89,016)	(628)
Commissions and other acquisition expenses	(16,222)	(689)
General and administrative expenses	(5,726)	(149)
Underwriting income	$6,707	$49

Net loss and loss expense ratio	75.6%	41.5%
Acquisition cost ratio	13.8%	45.5%
General and administrative expense ratio	4.9%	9.8%
Combined ratio	94.3%	96.8%

Premiums. Net premium written increased by $231.7 million, or 1,189% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  This increase was due to the GMAC Acquisition in the fourth quarter of 2008.

Net premium earned increased by $116.2 million, or 7,667% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was due to GMAC Acquisition in the fourth quarter of 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $89.0 million and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. This increase was due to the GMAC Acquisition in the fourth quarter of 2008.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $15.5 million, or 2,254% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was due to the GMAC Acquisition in the fourth quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased by $5.6 million, or 3,743%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was due to the GMAC Acquisition in the fourth quarter of 2008.

Reinsurance – AmTrust Quota Share Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance – AmTrust Quota Share segment:

	Three months ended March 31,
For the three months ended March 31, 2009	2009	2008
	($ in thousands)
Net premiums written	$85,371	$82,948
Net premiums earned	92,420	63,790
Net losses and loss expenses	(57,272)	(37,208)
Commissions and other acquisition expenses	(30,409)	(20,572)
General and administrative expenses	(374)	(176)
Underwriting income	$4,365	$5,834

Net loss and loss expense ratio	62.0%	58.3%
Acquisition cost ratio	32.9%	32.5%
General and administrative expense ratio	0.4%	0.3%
Combined ratio	95.3%	91.1%

Premiums. Net premium written increased by $2.4 million, or 2.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  Increases in the Small Commercial Business Insurance premium ceded by AmTrust were partially offset by lower Specialty Risk and Extended Warranty premium.

Net premium earned increased by $28.6 million, or 44.9%, for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase is primarily due to the addition of UBI premium to the AmTrust Quota Share in the second quarter of 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $20.1 million, or 53.9% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.  The Company’s loss ratio for the three months ended March 31, 2009 increased to 61.8% from 58.3% for the three months ended March 31, 2008. The increase in the loss and loss adjustment ratio resulted, primarily, from the addition of UBI premiums, which carries a higher loss ratio, to the AmTrust Quota Share in the second quarter of 2008.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $9.7 million, or 46.5% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase in commissions and other acquisition expenses is consistent with the increase in earned premiums except that the commission rate on the UBI premium ceded is slightly higher.

General and Administrative Expenses.  General and administrative expenses increased by $0.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Liquidity and Capital Resources

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts net of paid losses and commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy.

The following table is a summary of our statement of cash flows:

	Three months ended March 31,
	2009	2008
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$14,616	$4,298
Investing activities	(70,934)	(97,706)
Financing activities	19,614	100,683
Change in cash and cash equivalents	$(36,704)	$7,275

Cash flows from operations for the three months ended March 31, 2009 were $14.6 million compared to $4.3 million for the three months ended March 31, 2008. This increase was due to the GMAC Acquisition in the fourth quarter of 2008.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $70.9 million in net cash for investing activities during the three months ended March 31, 2009 compared to $97.7 million for the three months ended March 31, 2008.

Cash flows provided by financing activities were $19.6 million for the three months ended March 31, 2009 compared to $100.7 million for the three months ended March 31, 2008. < font style="DISPLAY: inline; COLOR: #000000">Included in cash flows provided by financing activities for the three months ended March 31, 2009 were Trust Preferred issuance (net of expenses) of $255.8 million, dividends paid of $3.5 million and the repayment of $232.6 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of March 31, 2009 97.6% of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a market value basis) as of March 31, 2009 was as follows:

March 31,
2009
($ in thousands)
Due in one year or less	$22,697
Due after one year through five years	167,878
Due after five years through ten years	206,195
Due after ten years	53,845
Mortgage and asset -backed	768,836
Total	1,219,451

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

Trust Preferred Securities

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) (an indirect wholly owned subsidiary of the Company) and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit.  This resulted in gross proceeds to the Company of $260.1 million before $4.3 million of placement agent fees and expenses.  11,700,000 Common Shares in the aggregate were issued by the Company.  Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units or 61%.  The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase a subordinated debenture (the “Debenture”) in the principal amount of $260 million issued by the Company’s wholly owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”).

As a consequence of the issuance of a majority of the Units to a related party under FASB Interpretation 46R Consolidation of Variable Interest Entities (“FIN 46R”), the Trust is a variable interest entity and the Company is deemed to be the Primary beneficiary and is required to consolidate the Trust. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44.9 million based on market price on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%. As of March 31, 2009, the stated value of the Trust Preferred Securities was $215,084 which comprises the principal amount of $260 million and unamortized discount of $44.9 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. In March 2009 the Company chose to end all of its agreements and repaid all amounts then outstanding from existing cash resources. Interest expense associated with these repurchase agreements for the three months ended March 31, 2009 and 2008 was $0.8 million and $0.4 million, respectively.

Restrictions, Collateral and Specific Requirements

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Maiden Holdings’ Bermuda domiciled operating subsidiary is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. Maiden Holdings’ U.S. domiciled operating subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make dividend payments on its common shares.

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

At this time, Maiden Insurance uses trust accounts primarily to meet collateral requirements - cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of March 31, 2009, total trust account deposits were $1.13 billion compared to $0 as of March 31, 2008. For the Quota Share Agreement with AII, Maiden Insurance has also loaned funds totaling $168.0 million and $113.5 million as of March 31, 2009 and 2008, respectively, to AmTrust’s Bermuda reinsurance subsidiary to satisfy collateral requirements.

In addition, Maiden Insurance has outstanding letters of credit totaling $15.89 million and $0 as of March 31, 2009 and 2008, respectively.

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

We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including, our ability to make dividend payments on our common shares. In addition, the terms of the Debentures would limit, in the event of certain circumstances, Maiden NA’s ability to pay dividends to the Company.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents and restricted cash, increased by $16.1 million, or 1.0% to $1,682 million at March 31, 2009 from $1,666 million as of December 31, 2008. Our fixed maturities are classified as available for sale (99.6%) as of March 31, 2009, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturity securities, gross, as of this date had a fair value of $1,219.5 million and an amortized cost of $1,279.9 million.  Our investment portfolio is summarized in the table below by type of investment:

	(Unaudited) March 31, 2009		December 31, 2008
	Fair value	Percentage of portfolio	Fair value	Percentage of portfolio
	($ in thousands)		($ in thousands)
U.S. – treasury bonds	$33,750	2.8%	$38,527	3.4%
U.S. Agency - mortgage backed securities	768,836	62.8%	771,899	68.6%
Corporate fixed maturities	405,624	33.1%	309,529	27.5%
Municipalities	11,241	0.9%	-	-%
Other investments	5,386	0.4%	5,291	0.5%
Total available for sale investments	$1,224,837	100.0%	$1,125,246	100.0%

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. During the three months ended March 31, 2009 and 2008, based on the criteria above, we determined that no securities were other-than-temporarily-impaired.

At March 31, 2009, the Company had $86.3 million of gross unrealized losses related to available-for-sale fixed income securities. Corporate bonds represent 33% of the fair value of our fixed maturities and 96% of the total unrealized losses of our fixed maturities. The Company owns 62 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 6%, 24% and 3%, respectively, and 2%, 94% and 0% of total unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2009, we had fixed maturity securities with a fair value of $1,219.5 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of March 31, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$1,172,035	$(47,416)	(9%)
100 basis point increase	1,194,939	(24,512)	(4%)
No change	1,219,451	-	0%
100 basis point decrease	1,243,812	24,362	4%
200 basis point decrease	$1,272,076	$52,625	10%

The interest rate sensitivity on the $168 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, a fluctuation of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Credit Risk

In providing reinsurance, we have premiums receivable subject to credit risk of the ceding company. Our credit risk results from our insureds’ potential inability to meet their premium obligations. We also are exposed to credit risk on our investment portfolio. Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service, if any. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments. If we retrocede business to other reinsurers, we will have reinsurance recoverables subject to credit risk. To mitigate the risk of these counterparties’ nonpayment of amounts due, we will establish business and financial standards for reinsurer approval, incorporating ratings and outlook by major rating agencies and considering then-current market information. Further, we are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Insurance, and to reimburse Maiden Insurance for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2009, the Company learned that Bentzion S. Turin, Holdings and Maiden Insurance's former Chief Operating Officer, General Counsel and Secretary, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002.  Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of our January 2009 Trust Preferred offering and seeks reinstatement as Holdings and Maiden Insurance's Chief Operating Officer, General Counsel and Secretary, back pay and legal fees incurred.  The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2009, we granted each of John Marshaleck, our Chief Operating Officer, and Karen Schmitt, the President of Maiden Re, options to purchase 75,000 common shares with an exercise price of $4.45 per share.

The issuance of such options were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from federal registration under Section 4(2) of the Securities Act, based on the Company’s belief that the offer and sale of said securities did not involve any public offering as each investor was “accredited” and no general solicitation has been involved in the offering.

Item 6. Exhibits.

Exhibit Number	Description

4.1
Amended and Restated Declaration of Trust, dated as of January 20, 2009, by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein).*

4.2
Indenture, dated January 20, 2009, between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferable Interest Debentures Due 2039 (including the form of debenture).*

4.3	Guarantee Agreement, dated as of January 20, 2009, by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee.*

4.4	Guarantee Agreement, dated as of January 20, 2009, by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee.*

10.1	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors dated as of January 14, 2009.*

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2009.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2009.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2009.

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 26, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Maiden Holdings, Ltd.
(Registrant)

Date: May 15, 2009	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer

/s/ MICHAEL J. TAIT
Michael J. Tait
Chief Financial Officer