Form 10-Q
period 2009-06-30
Maiden Holdings, Ltd.
filed 2009-08-14
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009, the Registrant had one class of Common Stock ($.01 par value), of which 70,287,664, shares were issued and outstanding.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statement of Income for the three months ended June 30, 2009 and 2008 (unaudited) and the six months ended June 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended June 30, 2009 and 2008 (unaudited) and the six months ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 6.	Exhibits	36

	Signatures	37

PART 1 - FINANCIAL INFORMATION

  Item 1. Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands (000’s), except per share data)

	(unaudited)
	June 30, 2009	December 31, 2008
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2009: $1,307,221; 2008: $1,163,926)	$1,294,934	$1,119,955
Other investments, at fair value (Cost 2009: $5,814 ; 2008: $5,819)	5,392	5,291
Total investments	1,300,326	1,125,246
Cash and cash equivalents	150,777	131,897
Restricted cash and cash equivalents	311,883	409,277
Accrued investment income	10,601	10,293
Reinsurance balances receivable (includes $39,599 and $48,837 from related party in 2009 and 2008, respectively - see note 10)	230,519	71,895
Loan to related party (see note 10)	167,975	167,975
Deferred acquisition costs (includes $77,518 and $80,455 from related party in 2009 and 2008, respectively - see note 10)	171,395	104,470
Other assets	32,474	2,617
Intangible assets	51,434	55,147
Goodwill	49,747	49,747
Total Assets	$2,477,131	$2,128,564
Liabilities and Shareholders’ Equity
Liabilities
Reserve for losses and loss expenses (includes $157,349 and $69,646 from related party in 2009 and 2008, respectively- see note 10)	$939,758	$897,656
Unearned premiums (includes $237,698 and $245,742 from related parties in 2009 and 2008, respectively- see note 10)	585,451	444,479
Accrued expenses and other liabilities	22,630	44,024
Securities sold under agreements to repurchase, at contract value	108,797	232,646
Trust preferred securities – related parties (see note 6)	215,096	-
Total Liabilities	1,871,732	1,618,805
Commitments and Contingencies
Shareholders’ Equity:
Common shares, ($0.01 par value;71,250,000 and 59,550,000 shares issued in 2009 and 2008 respectively; 70,287,664 and 58,587,664 shares outstanding in 2009 and 2008 respectively)	713	596
Additional paid-in capital	575,723	530,519
Accumulated other comprehensive loss	(15,097)	(44,499)
Retained earnings	47,861	26,944
Treasury Shares, at cost (2009 and 2008:962,336 shares)	(3,801)	(3,801)
Total Shareholders’ Equity	605,399	509,759
Total Liabilities and Shareholders’ Equity	$2,477,131	$2,128,564

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands (000’s), except per share data)
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Revenues:
Premium income:
Net premiums written	$238,356	$171,251	$574,905	$273,683
Change in unearned premiums	(14,515)	(93,913)	(140,971)	(131,040)
Net earned premium	223,841	77,338	433,933	142,643
Net investment income	15,113	7,763	29,372	15,372
Net realized investment gains (losses)	1,534	39	(396)	163
Total revenues	240,488	85,140	462,909	158,178
Expenses:
Loss and loss adjustment expenses	151,057	43,610	297,345	81,446
Commission and other acquisition expenses	57,664	25,498	104,295	46,758
Other operating expenses	7,133	2,236	14,667	3,662
Trust preferred interest – related party	9,112	-	16,202	-
Amortization of intangible assets	1,675	-	3,239	-
Foreign exchange (gain) loss	(2,404)	4	(2,191)	4
Total expenses	224,237	71,348	433,557	131,870

Net income	$16,251	$13,792	29,352	$26,308

Basic earnings per common share	$0.23	$0.23	0.43	$0.44
Diluted earnings per common share	0.23	0.23	0.42	0.44
Dividends declared per common share	$0.06	$0.05	0.12	$0.10

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands (000’s), except per share data)
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Cash flows from operating activities:
Net income	$29,352	$26,308
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization of intangibles	3,502	11
Net realized loss (gain) on sales of investments	396	(163)
Foreign exchange gain on revaluation	(945)	-
Amortization of share-based compensation expense, bond premium and discount and trust preferred securities discount	(2,822)	(396)
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(157,679)	(73,943)
Accrued investment income	(308)	(1,623)
Deferred commission and other acquisition costs	(66,925)	(46,796)
Other assets	(1,041)	392
Changes in liabilities – increase (decrease):
Accrued expenses and other liabilities	(24,011)	(1,391)
Loss and loss adjustment expense reserves	42,102	44,832
Unearned premiums	140,972	131,040
Net cash (used in) provided by operating activities	(37,407)	78,271
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(415,611)	(309,980)
Purchases of other investments	(138)	(309)
Sale of investments:
Proceeds from sales of fixed-maturity securities	134,384	73,365
Proceeds from maturities and calls of fixed-maturity securities	116,139	-
Proceeds from redemption of other investments	127	-
Increase in restricted cash	97,394	-
Loan to related party	-	(54,433)
Purchase of furniture and equipment	(201)	(52)
Net cash used in investing activities	(67,906)	(291,409)
Cash flows from financing activities:
Repurchase agreements, net	(123,849)	254,557
Common share issuance	117	-
Trust preferred securities issuance	260,000	-
Trust preferred securities issuance cost	(4,342)	-
Dividend paid	(7,733)	(2,978)
Net cash provided by financing activities	124,193	251,579
Net increase in cash and cash equivalents	18,880	38,441
Cash and cash equivalents, beginning of period	131,897	35,729
Cash and cash equivalents, end of period	$150,777	$74,170

Supplemental information on cash flows
Cash paid for interest	$8,594	$-

Supplemental information about non-cash investing and financing activities
Discount on Trust Preferred Securities	$(44,928)	$-
Additional paid in Capital	44,928	-

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands (000’s), except per share data)
(Unaudited)

For the six months ended June 30, 2009	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$596	$530,519	$(44,499)	$26,944	$(3,801)	$509,759

Net income				29,352		29,352
Unrealized gains, net of deferred taxes			29,402			29,402
Comprehensive income						58,754
Shares issued, net	117	44,928				45,045
Share based compensation		276				276
Dividends to shareholders				(8,435)		(8,435)
Balance at June 30, 2009	$713	$575,723	$(15,097)	$47,861	$(3,801)	$605,399

For the six months ended June 30, 2008	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$-	$537,345

Net income	-	-	-	26,308	-	26,308
Net unrealized losses	-	-	(21,349)	-	-	(21,349)
Comprehensive income						4,959
Share based compensation	-	391	-	-	-	391
Dividends to shareholders	-	-	-	(5,955)	-	(5,955)
Balance at June 30, 2008	$596	$530,038	$(34,845)	$40,951	$-	$536,740

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

2.               Recent Accounting Pronouncements

    In June 2009, the Financial Accounting Standard Board (“FASB”) issued Statement No. 166, “Accounting for Transfers of Financial Assets” (“SFAS166”) an amendment to FASB Statement No. 140. SFAS166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS166 will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the impact this will have on its financial statements.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation 46 (Revised December 2003), “Consolidation of Variable Interest Entities ” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective for annual reporting periods beginning on or after January 1, 2010. Early application is not permitted. The Company is currently analyzing the impact this will have on its financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. This will have an impact on the Company’s financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with SFAS 168.

 In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. Effective for interim and annual periods ending after June 15, 2009, the Company implemented SFAS 165 as of April 1, 2009 with no material impact on Company’s consolidated financial condition and results of operations.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

2.               Recent Accounting Pronouncements (continued)

In April 2009, the FASB issued three FASB Staff Positions (“FSP”) – (1) FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2”), (2) FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), and (3) FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 115-2 amends the other-than-temporary impairment guidance in GAAP for debt securities to remove the requirement that a company must have the intent and ability to hold a debt security until its anticipated recovery, but rather, under the revised guidance, a company must recognize an other-than-temporary impairment charge on its income statement if it intends to sell the debt security or if it is more likely than not it will be required to sell a debt security before the recovery of its amortized cost basis. In addition, the new FSP FAS 115-2 also requires the recognition of an other-than-temporary impairment charge if the present value of cash flows of a debt security expected to be collected is less than the amortized cost basis of the debt security. FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 115-2 for the period ended June 30, 2009. The adoption of FSP FAS 115-2 did not have a material impact on the financial statements of the Company.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Financial Accounting Standard No. 157 “Fair Value Measurements” (“SFAS 157”), when the volume and level of activity for an asset or liability has significantly decreased. FSP FAS 157-4 provides a list of non-exhaustive factors a company should consider in determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for that asset or liability (or similar assets or liabilities). If a company determines there has been a significant decrease in the volume and level of activity of an asset or liability, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate the fair value in accordance with SFAS 157. FSP FAS 157-4 also provides additional guidance on identifying circumstances that indicate a transaction is not orderly, and therefore, excluded as an observable input in the determination of fair value. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 for the period ended June 30, 2009. The adoption of FSP FAS 157-4 and did not have a material impact on the financial statements of the Company.
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

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. – treasury bonds	$33,626	$286	$(233)	$33,679
U.S. Agency - mortgage backed securities	697,512	20,812	(2,120)	716,204
Corporate fixed maturities	552,330	15,395	(46,325)	521,400
Municipal bonds	23,753	14	(116)	23,651
Total available for sale fixed maturities	1,307,221	36,507	(48,794)	1,294,934
Other investments	5,814	-	(422)	5,392
Total investments	$1,313,035	$36,507	$(49,216)	$1,300,326

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

3.             Investments (continued)

(a)	Fixed Maturities and Other Investments(continued)

December 31, 2008	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed Maturities:
U.S. – treasury bonds	$37,782	$775	$(30)	$38,527
U.S. Agency - mortgage backed securities	756,023	21,178	(5,302)	771,899
Corporate fixed maturities	370,121	2,320	(62,912)	309,529
Total available for sale fixed maturities	1,163,926	24,273	(68,244)	1,119,955
Other investments	5,819	-	(528)	5,291
Total investments	$1,169,745	$24,273	$(68,772)	$1,125,246

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
June 30, 2009	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. – treasury bonds	$4,268	(233)	-	-	$4,268	(233)
U.S. Agency mortgage backed securities	135,262	(1,011)	49,685	(1,109)	184,947	(2,120)
Corporate fixed maturities	47,945	(4,254)	213,601	(42,071)	261,546	(46,325)
Municipal bonds	10,408	(116)	-	-	10,408	(116)
	197,833	(5,614)	263,286	(43,180)	461,169	(48,794)
Other investments	$-	-	$4,708	(422)	$4,708	(422)
Total temporarily impaired available-for-sale securities and other investments	$197,883	$(5,614)	$267,994	$(43,602)	$465,877	$(49,216)

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

3.             Investments – (continued)

As of June 30, 2009, there were approximately 39 securities in an unrealized loss position with a fair value of $ 465,877. Of these securities, there were 21 securities that have been in an unrealized loss position for 12 months or more with a value of $ 267,994.

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. – treasury bonds	$6,521	$(30)	-	$-	$6,521	(30)
U.S. Agency mortgage backed securities	148,803	(5,302)	-	-	148,803	(5,302)
Corporate fixed maturities	104,279	(13,708)	153,055	(49,205)	257,334	(62,912)
	259,603	(19,040)	153,055	(49,205)	412,658	(68,244)
Other investments	$4,722	$(528)	$-	$-	$4,722	(528)
Total temporarily impaired available-for-sale securities and other investments	$264,325	$(19,568)	$153,055	$(49,205)	$417,380	$(68,772)

As of December 31, 2008, there were approximately 40 securities in an unrealized loss position with a fair value of $417,380. Of these securities, there were 10 securities that have been in an unrealized loss position for 12 months or more with a value of $153,055.

Other-than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2009, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  During the three and six months ended June 30, 2009 and 2008, the Company recognized no other than temporary impairment fixed income securities and other investments. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at June 30, 2009, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because the Company neither intends nor will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2009.

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

	June 30, 2009	December 31, 2008
Restricted cash - third party agreements	$296,575	$335,201
Restricted cash - related party agreements	15,308	74,076
Total restricted cash	311,883	409,277
Restricted investments - in Trust for third party agreements at fair value (Amortized cost: 2009 - $755,827; 2008 - $701,973)	731,432	660,388
Restricted investments - in Trust for related party agreements at fair value (Amortized cost: 2009 - $138,773; 2008 - $1,200)	145,861	1,203
Total restricted investments	877,293	661,591
Total restricted cash and investments	$1,189,176	$1,070,868

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
3.             Investments – (continued)

(c) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of June 30, 2009, there were $108,797 principal amount outstanding at interest rates between 0.4% and 0.55%. Interest expense associated with these repurchase agreements was $10 and $783 for the three and six months ended June 30, 2009, respectively, out of which $10 was accrued as of June 30, 2008. The Company has approximately $108,797 of collateral pledged in support of these agreements.

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

SFAS 107, “Disclosure about Fair Value of Financial Instruments” requires all entities to disclose the fair value of its financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The Company uses the following methods and assumptions in estimating its fair value disclosure for its financial instruments.

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

Reinsurance balance receivable. The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party. The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

Trust preferred securities. The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

4.             Fair Value of Financial Instruments (continued)

a)                    Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2009 and December 31, 2008:

June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$33,679	$1,261,255	$-	$1,294,934

Other investments	-	-	5,392	5,392

Total	$33,679	$1,261,255	$5,392	$1,300,326
As a percentage of total assets	1.4%	50.9%	0.2%	52.5%

Liabilities
Securities sold under agreements to repurchase	$-	$108,797	$-	$108,797
As a percentage of total liabilities	-	5.8%	-	5.8%

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$38,527	$1,081,428	$-	$1,119,955

Other investments	-	-	5,291	5,291

Total	$38,527	$1,081,428	$5,291	$1,125,246
As a percentage of total assets	1.8%	50.8%	0.2%	52.8%

Liabilities
Securities sold under agreements to repurchase	$-	$232,646	$-	$232,646
As a percentage of total liabilities	-	14.4%	-	14.4%

b)            Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the six months ended June 30, 2009:

Other Investments:	June 30, 2009
Balance – January 1	$5,291
Change in net unrealized gains (losses) – included in other comprehensive loss	106
Net realized gains (losses) – included in net income	(15)
Net purchases or (sales)	10
Net transfers in (out of) of Level 3	-
Balance at end of period	$5,392

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

5.            Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

June 30, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$-	$49,747	Indefinite
State licenses	4,527	-	4,527	Indefinite
Customer relationships	51,400	(4,493)	46,907	15 years double declining
Net balance	$105,674	$(4,493)	$101,181

December 31, 2008	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$-	$49,747	Indefinite
State licenses	5,000	-	5,000	Indefinite
Customer relationships	51,400	(1,253)	50,147	15 years double declining
Net balance	$106,147	$(1,253)	$104,894

On October 31, 2008, the Company acquired the reinsurance operations of GMAC Insurance (GMACI), including its book of assumed reinsurance business. As part of the transaction the Company’s wholly owned subsidiary Maiden Holdings North America, Ltd. (“Maiden NA”) acquired GMAC RE LLC, the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation and the renewal rights for the business written by GMAC RE.  In connection with the transaction Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). Regulatory approval for the acquisition of Integon was received on July 27, 2009 and the acquisition is expected to be consummated on September 1, 2009.  The acquisition of GMAC Direct closed on December 23, 2008, and it was renamed Maiden Reinsurance Company on February 2,  2009.

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three and six months ended June 30, 2009. The Company currently estimates the amortization of the intangible assets with finite lives for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 to be $6,590, $5,808, $5,033, $4,362 and $3,781, respectively.

6.  Trust Preferred Securities

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a trust established by Maiden NA,  and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit.  This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses.  As a result, the Company issued 11,700,000 of its Common Shares.  Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units or 61%.  The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

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

As a consequence of the issuance of a majority of the Units to a related party under FASB Interpretation 46R Consolidation of Variable Interest Entities (“FIN 46R”), the Trust is a variable interest entity and the Company is deemed to be the Primary beneficiary and is required to consolidate the Trust. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%. As of June 30, 2009, the stated value of the Trust Preferred Securities was $215,096 which comprises the principal amount of $260,000 and unamortized discount of $44,904.

7.              Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Net income available to common shareholders	$16,251	$13,792	$29,352	$26,308

Weighted average number of common shares outstanding - basic	70,287,664	59,550,000	68,994,846	59,550,000
Potentially dilutive securities:
Warrants	-	-	-	-
Share options	379,435	-	315,858	-
Weighted average number of common shares outstanding - diluted	70,667,099	59,550,000	69,310,704	59,550,000

Basic earnings per common share:	$0.23	$0.23	$0.43	$0.44
Diluted earnings per common share:	$0.23	$0.23	$0.42	$0.44

As of June 30, 2009, 4,050,000 (2008: 4,050,000) warrants and 645,626 (2008: 859,707) share options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

8.    Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of SFAS No. 123R’s fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $117 and $276 for the three and six months ended June 30, 2009, respectively (2008: $204 and $391, respectively).

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

8.    Share Based Compensation (continued)

The key assumptions used in determining the fair value of options granted in the three and six months ended June 30, 2009 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions :	June 30, 2009
Volatility	29.8-43.9%
Risk-free interest rate	2.36-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

Expected Price Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The common shares of Maiden Holdings, Ltd. began trading on May 6, 2008. Since the Company does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options, the Company considered the historical and current implied volatilities of a set of comparable companies in the industry in which the Company operates.

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

The following schedules shows all options granted, exercised, expired and exchanged under the Plan for the three months ended June 30, 2009:

Three Months Ended June 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2009	1,469,834	$5.55	9.31 years
Granted	34,000	5.05	9.89 years
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, June 30, 2009	1,503,834	$5.54	9.08 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the six months ended June 30, 2009:

Six Months Ended June 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2008	1,519,834	$5.92	9.44 years
Granted	184,000	4.51	9.70 years
Exercised	-	-
Cancelled	(200,000)	7.74	-
Outstanding, June 30, 2009	1,503,834	$5.54	9.08 years

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

8.    Share Based Compensation (continued)

The following schedules shows all options granted, exercised, expired and exchanged under the Plan for the three months ended June 30, 2008:

Three Months Ended June 30, 2008	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2008	883,000	$10.00	9.5 years
Granted	79,000	10.00	9.9 years
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2008	962,000	$10.00	9.3 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the six months ended June 30, 2008:

Six Months Ended June 30, 2008	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.1 years
Granted	246,000	10.00	9.7 years
Exercised	-	-
Cancelled	-	-
Outstanding, June 30, 2008	962,000	$10.00	9.3 years

The weighted average grant date fair value was $1.58 and $ 3.33 for all options outstanding at June 30, 2009 and 2008, respectively. There was approximately $1,478 and $2,471 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of June 30, 2009 and 2008, respectively.

9.    Dividends Declared

On February 25, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share. This dividend was paid on April 15, 2009 to shareholders of record on April 1, 2009.

On May 11, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share. This dividend was paid on July 15, 2009 to shareholders of record on July 1, 2009.

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

The Company recorded approximately $27,619 and $ 56,873 of ceding commission expense for the three and six months ended June 30, 2009, respectively (2008: $24,090 and $43,865, respectively), as a result of this transaction.

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

The following is the effect on the Company’s balance sheet as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009 and 2008 related to the Reinsurance Agreements with AmTrust:

Assets and (liabilities):	June 30, 2009	December 31, 2008
Restricted cash and investments	$161,169	$75,279
Loan to related party	167,975	167,975
Reinsurance balances receivable, net	39,599	48,837
Accrued interest on loan to related party	1,124	1,478
Deferred acquisition costs	77,518	80,455
Reserve for losses and loss expenses	(157,349)	(69,646)
Unearned premiums	$(237,698)	$(245,742)

Results of operations:	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008
Net premium written - assumed	$82,086	$171,245	$175,401	$258,959
Change in unearned premium - assumed	7,371	(94,602)	8,042	(118,020)
Net earned premium - assumed	89,457	76,643	183,443	140,939

Commission and other acquisition costs on premium written	26,767	58,077	57,324	86,543
Change in deferred acquisition costs	2,560	(32,913)	2,937	(40,625)
Ceding commission and other acquisition cost - expensed	29,327	25,164	60,261	45,918

Loss and loss adjustment expense	57,494	43,363	115,626	80,762

Interest income on loan to related party	553	933	1,363	2,285

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

10.    Related Party Transactions (continued)

Collateral provided to AmTrust

In order to provide AmTrust’s U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust’s insurance subsidiaries, has established trust accounts (“Trust Accounts”) for their benefit. Maiden Insurance has agreed to provide appropriate collateral to secure its proportional share under the Quota Share Agreement of AII’s obligations to the AmTrust subsidiaries to which AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Insurance to AII, for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Insurance, for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Insurance and delivered to an AmTrust subsidiary on AII’s behalf (a “Letter of Credit”), or (d) premiums withheld by an AmTrust subsidiary at Maiden Insurance’s request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Insurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Insurance’s proportionate share of its obligations under the Quota Share Agreement with AII. If collateral is required to be provided to any AmTrust subsidiary under applicable law or regulatory requirements, Maiden Insurance will provide collateral to the extent required, although Maiden Insurance does not expect that such collateral will be required unless an AmTrust subsidiary is domiciled in the United States.

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII by lending funds in the amount of $167,975 as at June 30, 2009 and December 31, 2008 to AII pursuant to a loan agreement entered into between those parties. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts. Effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral in Trust, as at June 30, 2009 and December 31, 2008 was approximately $161,169 and $75,279, respectively, (See Note 3(b)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,095 and $2,250 of reinsurance brokerage expense for the three and six months ended June 30, 2009, respectively (2008: $953 and $1,750, respectively), and deferred reinsurance brokerage of $2,948 and $3,009 as at June 30, 2009 and December 31, 2008, respectively, as a result of this agreement.

               Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $117 and $270 expense, which is included in other operating expenses, for the three and six months ended June 30, 2009, respectively.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

10.    Related Party Transactions (continued)

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.15% if the average value of the account is greater than $1 billion.  The Company recorded approximately $619 and $1,216 of investment management fees for the three and six months ended June 30, 2009 (2008: $258 and $716), respectively, as a result of this agreement

11.    Segments

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

For the three months ended June 30, 2009	Reinsurance - AmTrust Quota Share	Reinsurance -Other	Total
Net premiums written	$89,803	$148,553	$238,356
Net earned premium	87,627	136,214	223,841
Losses and loss adjustment expenses	(56,487)	(94,570)	(151,057)
Commissions and other acquisition expenses	(28,714)	(28,950)	(57,664)
General and administrative expenses	(687)	(4,088)	(4,775)
Underwriting income	$1,739	$8,606	$10,345

Reconciliation to net income
Net investment income and realized gains (losses)			16,647
Amortization of intangible assets			(1,675)
Foreign exchange gain			2,404
Trust preferred interest			(9,112)
General and administrative expenses			(2,358)

Net Income			$16,251

Net loss and loss expense ratio*	64.5%	69.4%	67.5%
Acquisition cost ratio**	32.8%	21.3%	25.8%
General and administrative expense ratio***	0.8%	3.0%	3.2%
Combined ratio****	98.1%	93.7%	96.5%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands (000’s), except per share data)
(Unaudited)

11.   Segments (continued)

For the six months ended June 30, 2009	Reinsurance - AmTrust Quota Share	Reinsurance -Other	Total
Net premiums written	$175,174	$399,731	$574,905
Net earned premium	180,049	253,884	433,933
Losses and loss adjustment expenses	(113,760)	(183,585)	(297,345)
Commissions and other acquisition expenses	(59,123)	(45,172)	(104.295)
General and administrative expenses	(1,061)	(9,815)	(10,876)
Underwriting income	$6,105	$15,312	$21,417

Reconciliation to net income
Net investment income and realized gain (loss)			28,976
Amortization of intangibles assets			(3,239)
Foreign exchange gain			2,191
Trust preferred interest			(16,202)
General and administrative expenses			(3,791)

Net Income			$29,352

Net loss and loss expense ratio*	63.2%	72.3%	68.5%
Acquisition cost ratio**	32.8%	17.8%	24.0%
General and administrative expense ratio***	0.6%	3.9%	3.4%
Combined ratio****	96.6%	94.0%	95.9%

* Calculated by dividing net losses and loss expenses by net earned premium.
** Calculated by dividing commission and other acquisition expenses by net earned premium
*** Calculated by dividing general and administrative expenses by net earned premium.
**** Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

For the three months ended June 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance -Other	Total
Net premiums written	$168,068	$3,183	$171,251
Net earned premium	76,246	1,092	77,338
Losses and loss adjustment expenses	(43,213)	(397)	(43,610)
Commissions and other acquisition expenses	(25,043)	(455)	(25,498)
General and administrative expenses	(201)	(480)	(681)
Underwriting income	$7,789	$(240)	$7,549

Reconciliation to net income
Net investment income and realized gain (loss)			7,802
General and administrative expenses			(1,559)
Net Income			$13,792

Net loss and loss expense ratio*	56.7%	36.4%	56.4%
Acquisition cost ratio**	32.9%	41.7%	33.0%
General and administrative expense ratio***	0.3%	44.0%	0.9%
Combined ratio****	89.9%	122.1%	90.3%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands (000’s), except per share data)
(Unaudited)

11.    Segments (continued)

For the six months ended June 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance -Other	Total
Net premiums written	$251,016	$22,667	$273,683
Net earned premium	140,036	2,607	142,643
Losses and loss adjustment expenses	(80,421)	(1,025)	(81,446)
Commissions and other acquisition expenses	(45,614)	(1,144)	(46,758)
General and administrative expenses	(377)	(629)	(1,006)
Underwriting income	$13,624	$(191)	$13,433

Reconciliation to net income
Net investment income			15,535
General and administrative expenses			(2,660)
Net Income			$26,308

Net loss and loss expense ratio*	57.3%	39.3%	57.1%
Acquisition cost ratio**	32.6%	43.9%	32.8%
General and administrative expense ratio***	0.3%	24.1%	0.7%
Combined ratio****	90.2%	107.3%	90.6%

As of June 30, 2009
Reinsurance balances receivable	$37,374	$193,145	$230,519
Deferred acquisition costs	76,899	94,496	171,395
Loan to related party	167,975	-	167,975
Goodwill	-	49,747	49,747
Intangibles	-	51,434	51,434
Restricted investments and cash	161,168	1,028,008	1,189,176
Corporate and other assets	-	-	616,885
Total Assets	$443,416	$1,416,830	$2,477,131

As of June 30, 2008
Reinsurance balances receivable	$89,019	$12,914	$101,933
Deferred commission and other acquisition costs	82,482	8,529	91,011
Loan to related party	167,975	-	167,975
Corporate and other assets	-	-	812,759
Total Assets	$339,476	$21,443	$1,173,678

* Calculated by dividing net losses and loss expenses by net earned premium.
** Calculated by dividing commission and other acquisition expenses by net earned premium
*** Calculated by dividing general and administrative expenses by net earned premium.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

11.    Segments (continued)

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Small Commercial Business	$45,936	19.3%	$116,203	67.9%
Specialty Middle Market Property & Casualty	12,764	5.4%	14,614	8.5%
Specialty Risk and Extended Warranty	31,103	13.0%	37,251	21.7%
Total Reinsurance - AmTrust Quota Share	$89,803	37.7%	$168,068	98.1%
Reinsurance – Other
Property	25,510	10.7%	-	0.00%
Casualty	105,233	44.1%	3,183	1.9%
Accident and Health	17,810	7.5%	-	0.00%
Total Reinsurance - Other	148,553	62.3%	3,183	1.9%
	$238,356	100.0%	$171,251	100.00%

	Six months ended June 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Small Commercial Business	$98,908	17.2%	$159,860	58.41%
Specialty Middle Market Property & Casualty	21,993	3.8%	21,481	7.84%
Specialty Risk and Extended Warranty	54,273	9.5%	69,675	25.45%
Total Reinsurance - AmTrust Quota Share	$175,174	30.5%	$251,016	91.70%
Reinsurance – Other
Property	76,958	13.4%	-	0.00%
Casualty	255,308	44.4%	22,667	8.30%
Accident and Health	67,464	11.7%	-	0.00%
Total Reinsurance - Other	399,730	69.5%	22,667	8.30%
	$574,904	100.0%	$273,683	100.00%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands (000’s), except per share data)
(Unaudited)

11.    Segments (continued)

	Three months ended June 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Small Commercial Business	$52,120	23.3%	$45,849	59.3%
Specialty Middle Market Property & Casualty	13,070	5.8%	8,989	11.6%
Specialty Risk and Extended Warranty	22,437	10.0%	21,408	27.7%
Total Reinsurance - AmTrust Quota Share	$87,627	39.1%	$76,246	98.6%
Reinsurance – Other
Property	39,578	17.7%	-	0.0%
Casualty	71,339	31.9%	1,092	1.4%
Accident and Health	25,297	11.3%	-	0.0%
Total Reinsurance - Other	136,214	60.9%	1,092	1.4%
	$223,841	100.0%	$77,338	100.0%

	Six months ended June 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Small Commercial Business	$106,748	24.6%	$77,729	54.4%
Specialty Middle Market Property & Casualty	26,418	6.1%	19,303	13.5%
Specialty Risk and Extended Warranty	46,883	10.8%	43,004	30.2%
Total Reinsurance - AmTrust Quota Share	$180,049	41.5%	$140,036	98.2%
Reinsurance – Other
Property	65,577	15.1%	-	0.0%
Casualty	137,693	31.8%	2,607	1.8%
Accident and Health	50,614	11.6%	-	0.0%
Total Reinsurance - Other	253,884	58.5%	2,607	1.8%
	$433,933	100.0%	$142,643	100.0%

12.    Subsequent Events

Management has reviewed all events occurring since the date of the financial statements to August 14, 2009, the date at which the attached statements were issued, to determine if any such events should be disclosed. No such events, other than disclosed in the following paragraph, arose during the period indicated which required disclosure.

On August 10, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share payable on October 15, 2009 to shareholders of record on October 1, 2009.

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

Note on Forward-Looking Statement

     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. The projections and statements in this report speak only as of the date of this report and those in other publicly available documents or made by our officers and representatives from time to time speak only as of their respective dates and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC (“GMACI”), including a book of assumed reinsurance business. As part of the transaction, the Company’s wholly owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”), acquired GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE.  GMAC RE was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”).  In connection with the transaction, Maiden NA also entered into stock purchase agreements to acquire insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). The acquisition of GMAC Direct was consummated on December 23, 2008 and it was renamed “Maiden Reinsurance Company” on February 2, 2009.  Regulatory approval for the acquisition of Integon was received on July 27, 2009 and the acquisition is expected to be consummated on September 1, 2009.  In conjunction with the GMAC Acquisition, on October 31, 2008, Maiden Insurance and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement under which Maiden Insurance reinsured (i) all of the existing contracts written by GMAC RE pursuant to a loss portfolio transfer, and (ii) contracts written pursuant to a fronting arrangement with Motors.  The acquisition of GMAC RE, GMAC Direct and Integon and the renewal rights to GMACI’s reinsurance business and the loss portfolio and quota share reinsurance transaction with Motors is referred to as the “GMAC Acquisition”.

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

Expenses

Our expenses consist largely of net losses and loss adjustment expenses, commissions and other acquisition costs, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net losses and loss adjustment expenses incurred are comprised of three main components:

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

Commissions and other acquisition expenses are comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business. Commissions and other acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of acquisition costs relating to unearned premiums and (3) including the amortization of previously deferred acquisition costs.

General and administrative expenses include personnel expenses, including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased rent expense for our offices and increased professional fees. We believe this trend will continue in 2009 as we continue to hire additional staff and build our infrastructure, including additional expenses related to the GMAC RE business for the full year 2009.

Ratios

Management measures results for each segment on the basis of the “loss and loss adjustment expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The “loss and loss adjustment expenses ratio” is derived by dividing net losses and loss adjustment expenses by net earned premium. The “acquisition cost ratio” is derived by dividing Commissions and other acquisition expenses by net earned premium. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net earned premium. The “expense ratio” is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the loss and loss adjustment expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

Critical Accounting Policies

 It is important to understand our accounting policies in order to understand our financial position and results of operations. Our unaudited condensed consolidated financial statements reflect determinations that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. If events or other factors cause actual results to differ materially from management’s underlying assumptions or estimates, there could be a material adverse effect on our financial condition or results of operations. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to reserves for losses and loss adjustment expenses, reinsurance recoverables, premiums and acquisition costs, valuation of financial instruments and other-than-temporary-impairment of investments. For a detailed discussion of our critical accounting policies please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC. There were no material changes in the application of our critical accounting estimates subsequent to that report.

Summary of Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
Gross and net premiums written	$238,356	$171,251	$574,905	$273,683
Change in unearned premiums	(14,515)	(93,913)	(140,971)	(131,040)
Net earned premium	223,841	77,338	433,933	142,643
Net investment income	15,113	7,763	29,372	15,372
Net realized investment gains (losses)	1,534	39	(396)	163
Total revenue	240,488	85,140	462,909	158,178
Loss and loss adjustment expenses	151,057	43,610	297,345	81,446
Commission and other acquisition expenses	57,664	25,498	104,295	46,758
General and administrative expenses	7,133	2,236	14,667	3,662
Amortization of intangibles	9,112	-	16,202	-
Interest expense – related party	1,675	-	3,239	-
Foreign exchange gain	(2,404)	4	(2,191)	4
Total expenses	224,237	71,348	433,557	131,870

Net income	$16,251	$13,792	$29,352	$26,308

Selected Consolidated Ratios:
Net loss ratio	67.5%	56.4%	68.5%	57.1%
Acquisition cost ratio	25.8%	33.0%	24.0%	32.8%
General and administrative expense ratio	3.2%	2.9%	3.4%	2.6%
Expense Ratio	29.0%	35.9%	27.4%	35.4%
Combined ratio	96.5%	92.3%	95.9%	92.5%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Premiums.  Net premium written increased by $67.1 million, or 39.2%, and $301.2 million, or 110.1%, respectively for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.  This increase was primarily due to the GMAC Acquisition in the fourth quarter of 2008. The lower percentage increase in the second quarter of 2009 reflects  non-recurrence of  premium written relating to the AmTrust Quota Share of approximately $82 million relating to a one-time unearned premium portfolio transfer in the second quarter of 2008 as a result of AmTrust’s acquisition of Unitrin Business Insurance (“UBI”) .

Net premium earned increased by $146.5 million, or 189.4%, and $291.3 million, or 204.2%, respectively for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Approximately $133.7 million and $246.0 million, respectively, of the increase was due to the GMAC Acquisition in the fourth quarter of 2008 with the balance relating to increases across all lines of the AmTrust Quota Share.

Net Investment Income. Net investment income increased by $7.4 million, or 94.7%, and $14.0 million, or 91.1%, respectively for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. Average invested assets for the period were approximately $1,846 million and $1.765 million, respectively compared to $660 million and $667 million, respectively, and yields were approximately 3.3% and 2.6%, respectively, compared to 4.7% and 4.6%, respectively, for the three and six months ended June 30, 2009 and 2008, respectively. We also carried a substantial amount of cash and cash equivalents in the three and six months ended June 30, 2009 as we continue to deploy the cash obtained through the GMAC Acquisition and also from the proceeds from the Trust Preferred issuance. We expect investment income and the yield achieved to increase over time as cash is more fully deployed.

Net Realized Investment Gains (Losses). Net realized gains (losses) on investments were $1.5 million and $(0.4) million, respectively for the three and six months ended June 30, 2009 compared to gains of $0.04 million and $0.2 million, respectively for the three and six months ended June 30, 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $107.4 million, or 246.4%, and $215.9 million, or 265.1%, respectively for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The Company’s loss ratio for the three and six months ended June 30, 2009 increased to 67.5% and 68.5% , respectively, from 56.4% and 57.1%, respectively, for the three and six months ended June 30, 2008.   The increase in the loss ratio was primarily due to the GMAC Acquisition in the fourth quarter of 2008 and the addition of UBI premiums, which carry a higher loss ratio, to the AmTrust Quota Share in the second quarter of 2008.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $32.2 million, or 126.2%, and $57.5 million, or 123.1%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. This increase was primarily due to the GMAC Acquisition in the fourth quarter of 2008 and the addition of UBI premiums to the AmTrust Quota Share in the second quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased by $4.9 million, or 219%, and $11.0 million, or 300.5%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. This increase was primarily due to due to the GMAC Acquisition in the fourth quarter of 2008 and the continued build out of our infrastructure.

Interest expense.  Interest expense for the for the three and six months ended June 30, 2009 of $9.1 million and $16.2 million, respectively,  relates to the issuance of $260 million of 14% Trust Preferred Securities on January 20, 2009. There was no interest paid in the three and six months ended June 30, 2008.

Foreign Exchange Gain.  The foreign exchange gain the for the three and six months ended June 30, 2009 arose primarily because of the strengthening of Sterling versus the US dollar and our assets in Sterling exceed our liabilities.

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

Reinsurance – Other Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance - Other segment. The comparisons with the prior year are not particularly meaningful due to the GMAC Acquisition in the fourth quarter of 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Net premiums written	$148,553	$3,183	$399,731	$22,667
Net earned premium	136,214	1,092	253,884	2,607
Losses and loss adjustment expenses	(94,570)	(397)	(183,585)	(1,025)
Commissions and other acquisition expenses	(28,950)	(455)	(45,172)	(1,144)
General and administrative expenses	(4,088)	(480)	(9,815)	(629)
Underwriting income	$8,606	$(240)	$15,312	$(191)

Net loss ratio	69.4%	36.4%	72.3%	39.3%
Acquisition cost ratio	21.3%	41.7%	17.8%	43.9%
General and administrative expense ratio	3.0%	44.0%	3.9%	24.1%
Combined ratio	93.7%	122.1%	94.0%	107.3%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Premiums. Net premium written increased by $145.4 million, or 4,568% , and $377.1 million, or 1,663.7%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.  These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008.

Net premium earned increased by $135.1 million, or 12,371.8%,  and $251.3 million, or 9,639.4%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. These increases were principally due to GMAC Acquisition in the fourth quarter of 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $94.2 million, or 23,728.0%, and $182.6 million, or 17,814.6%, respectively, for the three and six months ended June 30, 2009 and 2008, respectively. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008. The Company’s net loss ratio for the three and six months ended June 30, 2009 increased to 69.4 % and 72.3%, respectively, from 36.4% and 39.3%, respectively, for the three and six months ended June 30, 2008 due to the GMAC acquisition.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $28.5 million, or 6,263.7%, and $44.0 million, or 3,846.2%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased by $3.6 million, or 750.0%, $9.2 million, or 1,462.6%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008.

Reinsurance – AmTrust Quota Share

The following table summarizes the underwriting results and associated ratios for the Reinsurance – AmTrust Quota Share segment:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Net premiums written	$89,803	$168,068	$175,174	$251,016
Net earned premium	87,627	76,246	180,049	140,036
Net losses and loss adjustment expenses	(56,487)	(43,213)	(113,760)	(80,421)
Commissions and other acquisition expenses	(28,714)	(25,043)	(59,123)	(45,614)
General and administrative expenses	(687)	(201)	(1,061)	(377)
Underwriting income	$1,739	$7,789	$6,105	$13,624

Net loss ratio	64.5%	56.7%	63.2%	57.3%
Acquisition cost ratio	32.8%	32.9%	32.8%	32.6%
General and administrative expense ratio	0.8%	0.3%	0.6%	0.3%
Combined ratio	98.1%	89.9	96.6%	90.2%

Comparison of Three and Six Months Ended June 30, 2009 and 2008

Premiums. Net premium written decreased by $78.3 million, or 46.6%, and $75.8 million, or 30.2%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.  For the three months ended June 30, 2009 the decrease is primarily due to the one-time unearned premium portfolio of $82 million relating to Unitrin, lower Specialty Risk and Extended Warranty and Specialty Middle Market Property and Casualty lines partially offset by higher Small Commercial Business premium. For the six months ended June 30, 2009 the decrease is primarily due to the non-recurrence of  premium written of approximately $82 million relating to a one-time unearned premium portfolio transfer in the second quarter of 2008 as a result of AmTrust’s acquisition of UBI , lower Specialty Risk and Extended Warranty offset by higher Small Commercial Business premium..

Net earned premium increased by $11.4 million, or 15%, and $40.0 million, or 28.6%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. For the three months ended June 30, 2009 the increase is primarily due to higher cessions from AmTrust’s Small Commercial Business premium and Specialty Middle Market Property and Casualty lines. For the six months ended June 30, 2009 the increase is primarily due to the addition of the UBI premium to the AmTrust Quota Share in the second quarter of 2008 and increased cessions across all lines of the AmTrust Quota share.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $13.3 million, or 30.8%, and $33.3 million, or 41.4%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.  The Company’s net loss ratio for the three and six months ended June 30, 2009 increased to 64.5 % and 63.2%, respectively, from 56.7 % and 57.4%, respectively, for the three and six months ended June 30, 2008. The increase in the net loss ratio resulted, primarily, from the addition of UBI premiums, which carries a higher loss ratio, to the AmTrust Quota Share in the second quarter of 2008.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $3.7 million, or 14.8%, and $13.5 million, or 29.6%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. The increase in commissions and other acquisition expenses is consistent with the increase in earned premiums except that the commission rate on the UBI premium ceded is slightly higher.

General and Administrative Expenses.  General and administrative expenses increased by $0.5 million, or 241.8%, and $0.7 million, or 181.4%, respectively, for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

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

The following table is a summary of our statement of cash flows:

	Six months ended June 30,
	2009	2008
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$(37,407)	$78,271
Investing activities	(67,906)	(291,409)
Financing activities	124,193	251,579
Change in cash and cash equivalents	$18,880	$38,411

Cash flows from operations for the six months ended June 30, 2009 were $(37.4) million compared to $78.2 million for the six months ended June 30, 2008. This increase in the cash used in operating activities was primarily due to the increase in the reinsurance receivables and acquisitions costs. This is primarily due to GMAC Acquisition.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $67.9 million in net cash for investing activities during the six months ended June 30, 2009 compared to $291.4 million for the six months ended June 30, 2008.

Cash flows provided by financing activities were $124.2 million for the six months ended June 30, 2009 compared to $251.6 million for the six months ended June 30, 2008. Included in cash flows provided by financing activities for the six months ended June 30, 2009 were the Trust Preferred issuance (net of expenses) of $255.8 million, dividends paid of $7.7 million and the repayment of $232.6 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of June 30, 2009, 99.7% of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a market value basis) as of June 30, 2009 was as follows:

June 30,
2009
($ in thousands)
Due in one year or less	$26,392
Due after one year through five years	194,699
Due after five years through ten years	285,506
Due after ten years	72,133
Mortgage and asset -backed	716,204

Total	$1,294,934

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

The following summarizes the credit ratings of our fixed maturities:

Rating* as of June 30, 2009	Amortized cost	Fair value	% of total fair value
U.S. treasury bonds	$33,626	$33,679	2.6%
AAA U.S. Agency - mortgage-backed securities	708,035	726,611	56.1%
AAA	39,805	41,958	3.2%
AA+, AA, AA-	41,579	43,415	3.4%
A+, A, A-	297,996	266,405	20.6%
BBB+, BBB, BBB-	181,926	179,164	13.8%
B- or lower	4,254	3,702	0.3%

	$1,307,221	$1,294,934	100.0%

Rating* as of December 31, 2008	Amortized cost	Fair value	% of total fair value
U.S. treasury bonds	$37,782	$38,527	3.4%
AAA U.S. Agency - mortgage-backed securities	756,023	771,899	68.9%
AAA,	15,693	15,748	1.4%
AA, AA-	40,954	29,087	2.6%
A+, A, A-	265,170	222,704	19.9%
BBB+, BBB-	36,921	30,607	2.7%
B- or lower	11,384	11,383	1.1%

	$1,163,927	$1,119,955	100.0%

* Ratings as assigned by Standard & Poor’s (“S&P”)

Trust Preferred

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

As a consequence of the issuance of a majority of the Units to a related party under FASB Interpretation 46R Consolidation of Variable Interest Entities (“FIN 46R”), the Trust is a variable interest entity and the Company is deemed to be the Primary beneficiary and is required to consolidate the Trust. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44.9 million based on market price on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%. As of June 30, 2009, the stated value of the Trust Preferred Securities was $215.1 million which comprises the principal amount of $260 million and unamortized discount of $44.9 million

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or hold in short term or fixed income securities. In March 2009 the Company chose to end all of its agreements and repaid all amounts then outstanding from existing cash resources. On June 23, 2009, the Company entered into new repurchase agreements totaling $108.8 million, we expect to repay these agreements from existing cash resources prior to September 30, 2009.  Interest expense associated with repurchase agreements for the three and six months ended June 30, 2009 and 2008 was $0.01 million and $0.8 million, respectively, compared to the three and six months ended June 30, 2008 interest expense of $1.1million and $1.5 million, respectively.

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

At this time, Maiden Insurance uses trust accounts primarily to meet collateral requirements - cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of June 30, 2009, total trust account deposits were $1.19 billion compared to $0 as of June 30, 2008. For the Quota Share Agreement with AII, Maiden Insurance has also loaned funds totaling $168 million as of June 30, 2009 and 2008 to AmTrust’s Bermuda reinsurance subsidiary to satisfy collateral requirements.

In addition, Maiden Insurance has outstanding letters of credit totaling $17.3 million and $0 as of June 30, 2009 and 2008, respectively.

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

Investment Portfolio

Our investment portfolio, including cash and cash equivalents and restricted cash, increased by $96.6 million, or 5.8% to $1,763 million at June 30, 2009 from $1,666 million as of December 31, 2008. Our fixed maturities are classified as available for sale (99.6%) as of June 30, 2009, as defined by SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturity securities, gross, as of this date had a fair value of $1,294.9 million and an amortized cost of $1,307.2 million.  Our investment portfolio is summarized in the table below by type of investment:

	(Unaudited) June 30, 2009		December 31, 2008
	Fair value	Percentage of portfolio	Fair value	Percentage of portfolio
	($ in thousands)		($ in thousands)
U.S. – treasury bonds	$33,679	2.6%	$38,527	3.4%
U.S. Agency - mortgage backed securities	716,204	55.1%	771,899	68.6%
Corporate fixed maturities	521,400	40.1%	309,529	27.5%
Municipalities	23,651	1.8%	-	0.0%
Other investments	5,392	0.4%	5,291	0.5%
Total available for sale investments	$1,300,326	100.0%	$1,125,246	100.0%

Quarterly, the Company evaluates for other-than-temporary-impairment, whereby it evaluates each security which has an unrealized loss as of the end of the subject reporting period. We use a set of quantitative and qualitative criteria to review our investment portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of our investments. Some of the criteria we consider include:

•	how long and by how much the fair value of the security has been below its amortized cost;
•	the financial condition and near-term prospects of the issuer of the security, including any specific events that may affect its operations or earnings;
•	our intent and ability to keep the security for a sufficient time period for it to recover its value;
•	any nonpayment of scheduled interest payments; and
•	the occurrence of any discrete credit event resulting in the issuer defaulting on material outstanding obligation or seeking protection under bankruptcy law.

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. During the three and six months ended June 30, 2009 and 2008, based on the criteria above, we determined that no securities were other-than-temporarily-impaired.

At June 30, 2009, the Company had $48.8 million of gross unrealized losses related to available-for-sale fixed income securities. Corporate bonds represent 40% of the fair value of our fixed maturities and 95% of the total unrealized losses of our fixed maturities. The Company owns 78 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 12%, 25% and 3%, respectively, and 10%, 85% and 0% of gross unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2009, we had fixed maturity securities with a fair value of $1,294.9 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of June 30, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$1,224,879	$(70,055)	(12)%
100 basis point increase	1,256,441	(38,493)	(6)%
No change	1,294,934	-	0%
100 basis point decrease	1,325,622	30,688	5%
200 basis point decrease	$1,362,210	$67,276	11%

The interest rate sensitivity on the $168 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that a fluctuation of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

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

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our  principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15e and 15d – 15e of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) and have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective. During the most recent fiscal quarter, there have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a - 15f and 15d – 15e) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In April 2009, the Company learned that Bentzion S. Turin, our and Maiden Insurance's former Chief Operating Officer, General Counsel and Secretary, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002.  Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of our January 2009 Trust Preferred offering and seeks reinstatement as our and Maiden Insurance's Chief Operating Officer, General Counsel and Secretary, back pay and legal fees incurred.  The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Item 1A . Risk Factors.

Information regarding risk factors appears in Item 1A.Risk Factors in our 2008 Annual report on Form 10K filed with the SEC on March 31, 2009. The risk factors described below updates and should be read in conjunction with the risk factors described in our 2008 Annual Report on Form 10K.

The recent ratings downgrade of Motors Insurance Corporation could adversely affect our ability to retain GMAC RE customers.

As we transition the existing relationships with Motors Insurance Corporation (“Motors”) to Maiden Reinsurance in the U.S., Motors will continue to write our client contracts for a period as long as through October 31, 2010.  Motors will in turn cede 100% of the business written to Maiden Insurance during this period.  Once our U.S. insurance subsidiaries are fully licensed, the business will be transitioned from Motors.  In June 2009, Motors was downgraded to B++ under review by A.M. Best.  As a result, ceding companies may be reluctant to do business with Motors and thus the successful transition of all of the GMAC RE clients to Maiden cannot be assured.

While best efforts will be undertaken to transition all of the GMAC RE active client accounts from Motors to Maiden Reinsurance, there can be no certainty that all business underwritten by GMAC RE will effectively transition

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 11, 2009 6,000 options with an exercise price of $5.02 were issued to each of the following directors, Simcha Lyons, Raymond M. Neff, Yehuda L. Neuberger and Steven H. Nigro. In addition we issued on June 1, 2009, 10,000 options with an exercise price of $5.11 to an officer of the Company.

The issuance of such options were not registered under the Securities Act of 1933, as amended, in reliance on the exemption from federal registration under Section 4(2) of the Securities Act, based on the Company’s belief that the offer and sale of said securities did not involve any public offering as each investor was “accredited” and no general solicitation has been involved in the offering.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its 2009 Annual General Meeting on April 30, 2009. Matters voted on at the meeting and the number of votes cast:

1.	To elect five directors to the Board of Directors to serve until the 2010 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Votes Against
Simcha Lyons	64,682,618	232,133
Raymond M. Neff	64,722,068	192,683
Yehuda L. Neuberger	49,795,891	15,118,860
Steven H. Nigro	64,682,618	232,133
Barry D. Zyskind	63,856,123	1,058,628

2.
To elect three directors to the Board of Directors of Maiden Insurance Company, Ltd. to serve until the 2010 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Votes Against
Max Caviet	64,617,582	297,169
John Marshaleck	64,794,953	192,683
Arturo Raschbaum	49, 794,953	119,798

3.
To increase the authorized share capital of the Company from US$1,000,000 divided into 100,000,000 shares of par value US$0.01 each, to US$1,500,000 divided into 150,000,000 shares of par value US$0.01 each:

Voted For	Voted Against	Abstain	Broker Non-Votes
50,499,594	418,552	7,370	13,989,235

4.
To ratify the selections of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the year ending  December 31, 2009, and Arthur Morris and Company as Maiden Insurance Company, Ltd.’s independent registered public accounting firm for the year ending December 31, 2009:

Voted For	Voted Against	Abstain	Broker Non-Votes
64,858,538	55,758	455	0

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2009.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2009.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Maiden Holdings, Ltd. (Registrant)

Date: August 13, 2009	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum President and Chief Executive Officer

/s/ JOHN M. MARSHALECK
John M. Marshaleck Chief Financial Officer