Form 10-Q
period 2009-09-30
Maiden Holdings, Ltd.
filed 2009-11-16
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file no. 001-34042

Maiden Holdings, Ltd.

(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0570192 (IRS Employer Identification No.)

131 Front Street, Hamilton HM12, Bermuda (Address of principal executive offices)	HM12 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of November, 13 2009, the Registrant had one class of Common Stock ($.01 par value), of which 70,287,664 shares were issued and outstanding.

INDEX

		Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	3

	Condensed Consolidated Statement of Income for the three months ended September 30, 2009 and 2008 (unaudited) and the nine months ended September 30, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited)	5

	Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2009 and 2008 (unaudited) and the nine months ended September 30, 2009 and 2008 (unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 6.	Exhibits	37

	Signatures	38

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands (000’s), except per share data)

	(unaudited)
	September 30, 2009	December 31, 2008
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2009: $1,506,704; 2008: $1,163,926)	$1,541,704	$1,119,955
Other investments, at fair value (Cost 2009: $5,707; 2008: $5,818)	5,529	5,291
Total investments	1,547,233	1,125,246
Cash and cash equivalents	94,582	131,897
Restricted cash and cash equivalents	218,595	409,277
Accrued investment income	11,078	10,293
Reinsurance balances receivable (includes $43,048 and $48,837 from related party in 2009 and 2008, respectively - see note 10)	236,643	71,895
Loan to related party (see note 10)	167,975	167,975
Deferred acquisition costs (includes $77,487 and $80,455 from related party in 2009 and 2008, respectively - see note 10)	171,120	104,470
Other assets	15,527	2,617
Intangible assets	52,959	55,147
Goodwill	49,747	49,747
Total Assets	$2,565,459	$2,128,564

Liabilities and Shareholders’ Equity
Liabilities
Reserve for losses and loss expenses (includes $167,218 and $69,646 from related party in 2009 and 2008, respectively- see note 10)	$967,425	$897,656
Unearned premiums (includes $238,483 and $245,742 from related parties in 2009 and 2008, respectively- see note 10)	570,875	444,479
Accrued expenses and other liabilities	41,482	44,024
Securities sold under agreements to repurchase, at contract value	106,016	232,646
Trust preferred securities – related parties (see note 6)	215,110	-
Total Liabilities	1,900,908	1,618,805
Commitments and Contingencies
Shareholders’ Equity
Common shares, ($0.01 par value;71,250,000 and 59,550,000 shares issued in 2009 and 2008 respectively; 70,287,664 and 58,587,664 shares outstanding in 2009 and 2008 respectively)	713	596
Additional paid-in capital	575,891	530,519
Accumulated other comprehensive income (loss)	33,117	(44,499)
Retained earnings	58,631	26,944
Treasury Shares, at cost (2009 and 2008:962,336 shares)	(3,801)	(3,801)
Total Shareholders’ Equity	664,551	509,759
Total Liabilities and Shareholders’ Equity	$2,565,459	$2,128,564

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(in thousands (000’s), except per share data)
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Revenues:
Premium income:
Net premiums written	$221,400	$113,187	$796,304	$386,870
Change in unearned premiums	15,950	408	(125,021)	(130,631)
Net earned premium	237,350	113,595	671,283	256,239
Net investment income	16,778	8,974	46,150	24,346
Net realized investment losses	(66)	(42,538)	(462)	(42,375)
Total revenues	254,062	80,031	716,971	238,210
Expenses:
Loss and loss adjustment expenses	165,123	66,915	462,468	148,362
Commission and other acquisition expenses	55,313	38,299	159,608	85,057
Other operating expenses	8,059	1,974	22,726	5,636
Trust preferred interest – related party	9,114	-	25,316	-
Amortization of intangible assets	1,676	-	4,915	-
Foreign exchange and other (gain) loss	(210)	359	(2,401)	364
Total expenses	239,075	107,547	672,632	239,419

Net income (loss)	$14,987	$(27,516)	$44,339	$(1,209)

Basic earnings per common share	$0.21	$(0.46)	$0.64	$(0.02)
Diluted earnings per common share	0.21	(0.46)	0.63	(0.02)
Dividends declared per common share	$0.06	$0.05	$0.18	$0.15

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Net realized investment losses:
Total other-than-temporary impairment losses	$-	$(42,538)	$-	$(42,538)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	(42,538)	-	(42,538)
Other net realized (loss) gain on investments	(66)	-	(462)	163
Net realized investment losses	$(66)	$(42,538)	$(462)	$(42,375))

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands (000’s), except per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income (loss)	$44,339	$(1,209)
Adjustments to reconcile net income (loss) to net cash provided by operating activities :
Depreciation and amortization of intangibles	5,426	18
Net realized loss (gain) on sales of investments	462	(163)
Other than temporary impairment of investments	-	42,538
Foreign exchange and other (gain) loss	(1,462)	356
Amortization of share-based compensation expense, bond premium and discount and trust preferred securities discount, net	(4,615)	(1,429)
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(167,608)	(71,145)
Accrued investment income	(695)	(2,219)
Deferred commission and other acquisition costs	(66,604)	(44,400)
Other assets	(1,702)	34
Changes in liabilities – increase (decrease):
Accrued expenses and other liabilities	(19,047)	(897)
Loss and loss adjustment expense reserves	72,706	85,113
Unearned premiums	125,022	130,633
Net cash (used in) provided by operating activities	(13,778)	137,230
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(739,006)	(379,010)
Purchases of other investments	(138)	(340)
Sale of investments:
Proceeds from sales of fixed-maturity securities	153,991	-
Proceeds from maturities and calls of fixed-maturity securities	263,832	88,499
Proceeds from redemption of other investments	127	-
Decrease in restricted cash	190,682	-
Acquisition of subsidiary (net of cash acquired)	(13,613)	-
Loan to related party	-	(54,433)
Purchase of furniture and equipment	(122)	(52)
Net cash used in investing activities	(144,247)	(345,336)
Cash flows from financing activities:
Repurchase agreements, net	(126,630)	260,775
Common share issuance	117	-
Trust preferred securities issuance	260,000	-
Trust preferred securities issuance cost	(4,342)	-
Dividend paid	(8,435)	(5,955)
Net cash provided by financing activities	120,710	254,820
Net (decrease) increase in cash and cash equivalents	(37,315)	46,714
Cash and cash equivalents, beginning of period	131,897	35,729
Cash and cash equivalents, end of period	$94,582	$82,443
Supplemental information about non-cash investing and financing activities
Discount on Trust Preferred Securities	$(44,928)	$-
Additional paid in Capital	44,928	-

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands (000’s), except per share data)
(Unaudited)

For the nine months ended September 30, 2009	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2008	$596	$530,519	$(44,499)	$26,944	$(3,801)	$509,759

Net income	-	-	-	44,339	-	44,339
Unrealized holding gains during the period	-	-	77,154	-	-	77,154
Adjustment for re-classification of realized gains and other-than-temporary losses recognized in the net income	-	-	462	-	-	462
Comprehensive income						121,955
Shares issued, net	117	44,928	-	-	-	45,045
Share based compensation	-	444	-	-	-	444
Dividends to shareholders	-	-	-	(12,652)	-	(12,652)
Balance at September 30, 2009	$713	$575,891	$33,117	$58,631	$(3,801)	$664,551

For the Nine Months Ended September 30, 2008	Common Shares	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Shares	Total Shareholders’ Equity
Balance at December 31, 2007	$596	$529,647	$(13,496)	$20,598	$-	$537,345

Net loss	-	-	-	(1,209)	-	(1,209)
Unrealized holding losses during the period	-	-	(91,735)	-	-	(91,735)
Adjustment for re-classification of realized gains and other-than-temporary losses recognized in the net income	-	-	42,375	-	-	42,375
Comprehensive loss						(50,569)
Share based compensation	-	611	-	-	-	611
Dividends to shareholders	-	-	-	(8,933)	-	(8,933)
Balance at September 30, 2008	$596	$530,258	$(62,856)	$10,456	$-	$478,454

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

2.     Recent Accounting Pronouncements

Adoption of new accounting pronouncements

On September 15, 2009, the Company adopted Financial Accounting Standard Board (“FASB”) ASC Topic 105, “Generally Accepted Accounting Principles” (“ASC 105” or the “Codification”).  ASC 105 is a replacement to FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”), which became effective on November 13, 2008, and identified the sources of accounting principles and the framework for selecting the principles used in preparing financial statements in conformity with GAAP.  It also arranged these sources of GAAP in a hierarchy for users to apply. ASC 105 provides for a single source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements.  The Codification carries the same level of authority and supersedes SFAS 162 and all other accounting and reporting standards. The GAAP hierarchy has been modified to include two levels of GAAP: authoritative and non-authoritative.

On April 1, 2009, the Company adopted the provisions of the FASB ASC Topic 855, “Subsequent Events” (“ASC 855”), which requires the disclosure of the date after the balance sheet date but before financial statements are issued or available to be issued through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  ASC 855 also alerts all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination.  Under the revised guidance which is now part of ASC 805, “Business Combinations”, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period.  If the acquisition-date fair value cannot be determined during the measurement period, a contingency (best estimate) is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.  The revised guidance does not prescribe specific accounting for subsequent measurement and accounting for contingencies.  The adoption of the revised guidance on January 1, 2009 had no effect on the Company’s results of operations, financial position or liquidity.

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures- Overall -Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments – Overall – Disclosure”(“ASC 825-10-50”), and ASC 320-10-35, “Investments – Debt and Equity Securities – Overall – Subsequent Measurement” (“ASC 320-10-35”), which are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of ASC 820-10-35 did not have a material impact on the Company's consolidated shareholders’ equity or net income.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

2.     Recent Accounting Pronouncements (continued)

ASC 825-10-50 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to issuing this standard, fair values for these assets and liabilities were only disclosed once a year. ASC 825-10-50 now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320-10-35 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. ASC 320-10-35 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  Based on guidance in FASB ASC 320-10-65 (Prior authoritative literature: FSP 115-2 “Recognition and Presentation of Other-Than-Temporary-Impairments”), in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom  it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors.  The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an Other Than Temporary Impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive loss, net of tax.  OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment.  The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

The adoption of ASC 825-10-50 and ASC 320-10-35 as of April 1, 2009 only required new disclosures to be made and did not have an impact on the Company’s consolidated shareholders’ equity or net income.

New accounting pronouncements issued during 2009 impacting the Company are as follows:

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”).  SFAS 166 has not yet been adopted into the Codification and it requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  SFAS 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” It has not yet been adopted into codification and it requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  SFAS No. 167 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010.  The Company is assessing the potential impact, if any, of the adoption of SFAS No. 167 on its consolidated results of operations and financial condition.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance, and will be adopted by the Company in the fourth quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of ASU 2009-05 on its consolidated results of operations and financial condition.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Measuring Fair Value of Certain Investments” (“ASU 2009-12”).  This update provides further amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (“NAV”). Specifically, measurement using NAV is reasonable for investments within the scope of ASU 2009-12. The ASU 2009-12 is effective for the first interim or annual reporting period beginning after the ASU’s issuance, and will be adopted by the Company in the fourth quarter of fiscal year 2009. The Company is assessing the potential impact, if any, of the adoption of ASU 2009-12 on its consolidated results of operations and financial condition.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

3.   Investments

(a)	Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Fixed Maturities:
U.S. – treasury bonds	$39,451	$365	$(158)	$39,658
U.S. Agency - mortgage backed securities	880,024	23,969	(2,292)	901,701
Corporate fixed maturities	564,285	35,998	(23,718)	576,565
Municipal bonds	22,944	836	-	23,780
Total available for sale fixed maturities	1,506,704	61,168	(26,168)	1,541,704
Other investments	5,707	-	(178)	5,529
Total investments	$1,512,411	$61,168	$(26,346)	$1,547,233

December 31, 2008	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair Value
Fixed Maturities:
U.S. – treasury bonds	$37,782	$775	$(30)	$38,527
U.S. Agency - mortgage backed securities	756,023	21,178	(5,302)	771,899
Corporate fixed maturities	370,121	2,320	(62,912)	309,529
Total available for sale fixed maturities	1,163,926	24,273	(68,244)	1,119,955
Other investments	5,819	-	(528)	5,291
Total investments	$1,169,745	$24,273	$(68,772)	$1,125,246

The contractual maturities of our fixed maturities as of September 30, 2009 and December 31, 2008 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment.

	September 30, 2009		December 31, 2008
	Amortized cost	Fair Value	Amortized cost	Fair Value
Due in one year or less	$60,720	$62,597	$6,282	$6,293
Due after one year through five years	174,771	171,756	160,732	149,067
Due after five years through ten years	319,124	326,162	228,553	179,843
Due after ten years	72,065	79,488	12,337	12,854
Mortgage and asset -backed	880,024	901,701	756,022	771,898

Total	$1,506,704	$1,541,704	$1,163,926	$1,119,955

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

3.   Investments (continued)

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized gains and losses:

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
Net realized Investment Losses:
Total other-than-temporary impairment losses	$-	$(42,538)	$-	$(42,538)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	(42,538)	-	(42,538)
Gross realized gains on sale of investments	42	-	3,519	163
Gross realized loss on sale of investments	(108)	-	(3,981)	-
Net realized investment loss	$(66)	$(42,538)	$(462)	$(42,375)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 months		12 months or more		Total
September 30, 2009	Fair value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. – treasury bonds	$3,277	$(158)	$-	$-	$3,277	$(158)
U.S. Agency mortgage backed securities	120,097	(1,393)	31,905	(899)	152,002	(2,292)
Corporate fixed maturities	13,935	(727)	209,904	(22,991)	223,839	(23,718)
Municipal bonds	-	-	-	-	-	-
	137,309	(2,278)	241,809	(23,890)	379,118	(26,168)
Other investments	$-	$-	$4,822	$(178)	$4,822	$(178)
Total temporarily impaired available-for-sale securities and other investments	$137,309	$(2,278)	$246,631	$(24,068)	$383,940	$(26,346)

As of September 30, 2009, there were approximately 32 securities in an unrealized loss position with a fair value of $383,940. Of these securities, there were 18 securities that have been in an unrealized loss position for 12 months or more with a value of $246,631.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
3.   Investments – (continued)

	Less than 12 months		12 months or more		Total
December 31, 2008	Fair Value	Unrealized losses	Fair value	Unrealized Losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. – treasury bonds	$6,521	$(30)	-	$-	$6,521	(30)
U.S. Agency mortgage backed securities	148,803	(5,302)	-	-	148,803	(5,302)
Corporate fixed maturities	104,279	(13,708)	153,055	(49,204)	257,334	(62,912)
	259,603	(19,040)	153,055	(49,204)	412,658	(68,244)
Other investments	$4,722	$(528)	$-	$-	$4,722	(528)
Total temporarily impaired available-for-sale securities and other investments	$264,325	$(19,568)	$153,055	$(49,204)	$417,380	$(68,772)

As of December 31, 2008, there were approximately 40 securities in an unrealized loss position with a fair value of $417,380. Of these securities, there were 10 securities that have been in an unrealized loss position for 12 months or more with a value of $153,055.

Other-than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of September 30, 2009, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.  During the three and nine months ended September 30, 2009, the Company recognized $0 as other than temporary impairment on fixed income securities and other investments and for the three and nine months ended September 30, 2008 the Company recognized $42,538 as other than temporary impairment on fixed income securities and other investments. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at September 30, 2009, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because the Company neither intends nor will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2009.

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

	September 30, 2009	December 31, 2008
Restricted cash - third party agreements	$199,172	$335,201
Restricted cash - related party agreements	19,423	74,076
Total restricted cash	218,595	409,277
Restricted investments - in Trust for third party agreements at fair value (Amortized cost: 2009 - $860,641; 2008 - $701,973)	863,703	660,388
Restricted investments - in Trust for related party agreements at fair value (Amortized cost: 2009 - $140,310; 2008 - $1,200)	158,869	1,203
Total restricted investments	1,022,572	661,591
Total restricted cash and investments	$1,241,167	$1,070,868

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

3.   Investments – (continued)

(c) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of September 30, 2009, there were $106,016 principal amount outstanding at interest rates between 0.35% and 0.50%. Interest expense associated with these repurchase agreements was $117 and $900 for the three and nine months ended September 30, 2009, respectively, out of which $67 was accrued as of September 30, 2009. The Company has approximately $106,016 of collateral pledged in support of these agreements.

4. Fair Value of Financial Instruments

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in ASC 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company’s significant market assumptions. The three levels of the hierarchy are as follows:

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

In accordance with ASC 820, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 825, “Disclosure about Fair Value of Financial Instruments” requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2009 and December 31, 2008:

September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$39,658	$1,502,046	$-	$1,541,704

Other investments	-	-	5,529	5,529

Total	$39,658	$1,502,046	$5,529	$1,547,233
As a percentage of total assets	1.5%	58.5%	0.2%	60.3%

Liabilities
Securities sold under agreements to repurchase	$-	$106,016	$-	$106,016
As a percentage of total liabilities	-	5.6%	-	5.6%

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$38,527	$1,081,428	$-	$1,119,955

Other investments	-	-	5,291	5,291

Total	$38,527	$1,081,428	$5,291	$1,125,246
As a percentage of total assets	1.8%	50.8%	0.2%	52.8%

Liabilities
Securities sold under agreements to repurchase	$-	$232,646	$-	$232,646
As a percentage of total liabilities	-	14.4%	-	14.4%

b)	Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months and nine months ended September 30, 2009:
Other Investments:	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Balance at beginning of period	$5,392	$5,291
Change in net unrealized gains (losses) – included in other comprehensive loss	244	350
Net realized gains (losses) – included in net income	(108)	(123)
Net purchases or (sales)	1	11
Net transfers in (out of) of Level 3	-	-
Balance at end of period	$5,529	$5,529

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

5.	Goodwill and Intangible Assets

Goodwill

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of a goodwill impairment loss to be recognized. This annual test is performed during the fourth quarter of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No impairments have been identified to date.

Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing.

On October 31, 2008, the Company acquired the reinsurance operations of GMAC Insurance (GMACI), including its book of assumed reinsurance business. As part of the transaction the Company’s wholly owned subsidiary Maiden Holdings North America, Ltd. (“Maiden NA”) acquired GMAC RE LLC, the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation and the renewal rights for the business written by GMAC RE.  In connection with the transaction Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). The acquisitions of GMAC Direct and Integon were closed on December 23, 2008 and September 1, 2009, respectively. GMAC Direct was renamed Maiden Reinsurance Company, and Integon was renamed Maiden Specialty Insurance Company.

The following table shows an analysis of goodwill and intangible assets:

September 30, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$-	$49,747	Indefinite
State licenses	7,727	-	7,727	Indefinite
Customer relationships	51,400	(6,168)	45,232	15 years double declining
Net balance	$108,874	$(6,168)	$102,706

December 31, 2008	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$-	$49,747	Indefinite
State licenses	5,000	-	5,000	Indefinite
Customer relationships	51,400	(1,253)	50,147	15 years double declining
Net balance	$106,147	$(1,253)	$104,894

Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three and nine months ended September 30, 2009. The Company currently estimates the amortization of the intangible assets with finite lives for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 to be $6,590, $5,808, $5,033, $4,362 and $3,781, respectively.

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

Pursuant to separate Guarantee Agreements dated as of January 20, 2009 with Wilmington, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities.

As a consequence of the issuance of a majority of the Units to a related party under ASC 810 Consolidation (“ASC 810”), the Trust is a variable interest entity and the Company is deemed to be the Primary beneficiary and is required to consolidate the Trust. The issuance of Common Shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%. As of September 30, 2009, the stated value of the Trust Preferred Securities was $215,110 which comprises the principal amount of $260,000 and unamortized discount of $44,890.

7.    Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net income (loss) available to common shareholders	$14,987	$(27,516)	$44,339	$(1,209)

Weighted average number of common shares outstanding - basic	70,287,664	59,550,000	69,430,521	59,550,000
Potentially dilutive securities:
Warrants	-	-	-	-
Share options	565,231	-	416,193	-
Weighted average number of common shares outstanding - diluted	70,852,895	59,550,000	69,846,714	59,550,000

Basic earnings per common share:	$0.21	$(0.46)	$0.64	$(0.02)
Diluted earnings per common share:	$0.21	$(0.46)	$0.63	$(0.02)

As of September 30, 2009, 4,050,000 (2008: 4,050,000) warrants and 638,000 (2008: 893,529) share options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

8.    Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC 718 Compensation - Stock Compensation fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $168 and $444 for the three and nine months ended September 30, 2009, respectively (2008: $219 and $611, respectively).

The key assumptions used in determining the fair value of options granted in the three and nine months ended September 30, 2009 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions :	September 30, 2009
Volatility	29.8-43.9%
Risk-free interest rate	2.36-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

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

The following schedules shows all options granted, exercised, expired and exchanged under the Plan for the three months ended September 30, 2009:

Three Months Ended September 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term
Outstanding, June 30, 2009	1,503,834	$5.54	9.3
Granted	200,000	4.54	9.4
Exercised	-	-	-
Cancelled	(10,500)	3.28	-
Outstanding, September 30, 2009	1,693,334	$5.47	8.9

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

8.    Share Based Compensation (continued)

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term
Outstanding, December 31, 2008	1,519,834	$5.92	9.4
Granted	384,000	4.51	9.4
Exercised	-	-	-
Cancelled	(210,500)	8.07	-
Outstanding, September 30, 2009	1,693,334	$5.47	8.9

The following schedules shows all options granted, exercised, expired and exchanged under the Plan for the three months ended September 30, 2008:

Three Months Ended September 30, 2008	Number of Share Options	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term
Outstanding, June 30, 2008	962,000	$10.00	9.3
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, September 30, 2008	962,000	$10.00	9.0

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008	Number of Share Options	Weighted Average Exercise Price	Weighted Average Years Remaining Contractual Term
Outstanding, December 31, 2007	716,000	$10.00	9.1
Granted	246,000	10.00	9.5
Exercised	-	-	-
Cancelled	-	-	-
Outstanding, September 30, 2008	962,000	$10.00	9.0

The weighted average grant date fair value was $1.50 and $3.30 for all options outstanding at September 30, 2009 and 2008, respectively. There was approximately $1,466 and $2,252 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of September 30, 2009 and 2008, respectively.

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

On August 10, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.06 per common share. This dividend was paid on October 15, 2009 to shareholders of record on October 1, 2009.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

10.    Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President and Chief Executive Officer and Director of AmTrust Financial Services, Inc. (“AmTrust”). The following describes transactions between the Company and AmTrust.

Quota Share Reinsurance Agreement

 Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd.  (“AII”) and the Company’s wholly owned Bermuda subsidiary Maiden Insurance Company Ltd. (“Maiden Insurance”), to enter into the Quota Share Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by  subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums.

The Quota Share Reinsurance Agreement which has an initial term of three years, has been automatically renewed for another three year term until June 30, 2013 and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On June 11, 2008, the Company and AmTrust amended the Quota Share Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (UBI). Under the amendment, AmTrust's subsidiaries cede, upon collection, to Maiden 100% of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust cedes to Maiden 40% of net premium written, effective as of June 1, 2008. Maiden will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

On February 9, 2009, AII and Maiden Insurance amended the Quota Share Reinsurance Agreement to clarify that (i) AII would offer Maiden Insurance the opportunity to reinsure Excess Retention Business, which is defined as a policy issued by an AmTrust insurance subsidiary with respect to which the insurance subsidiary’s retention is greater than $5 million and (ii) the deduction for the cost of inuring reinsurance from Affiliate Subject Premium (as defined in the Quota Share Reinsurance Agreement) retroceded to Maiden Insurance is net of ceding commission. In addition, the Quota Share Reinsurance Agreement has been amended by deleting the limitation on Maiden Insurance’s maximum liability in respect of a single loss, which, under certain circumstances, was $2 million. Pursuant to the Quota Share Reinsurance Agreement, as amended, AII and Maiden Insurance share, proportionally, in all premium and losses ceded thereunder.

The Company recorded approximately $28,132 and $85,005 of ceding commission expense for the three and nine months ended September 30, 2009, respectively (2008: $36,908 and $82,524 respectively), as a result of this transaction.

Other Reinsurance Agreement

Effective January 1, 2008, the Company and AmTrust entered into an agreement to reinsure a 45% participation in the $9 million in excess of $1 million layer of AmTrust's workers' compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1 million up to $10 million, subject to an annual aggregate deductible of $1.25 million. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker.

The following is the effect on the Company’s balance sheet as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009 and 2008 related to the Reinsurance Agreements with AmTrust:

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
10.    Related Party Transactions (continued)

Assets and (liabilities):	September 30, 2009	December 31, 2008
Restricted cash and investments	$178,293	$75,279
Loan to related party	167,975	167,975
Reinsurance balances receivable, net	43,048	48,387
Accrued interest on loan to related party	1,631	1,478
Deferred acquisition costs	77,487	80,455
Reserve for losses and loss expenses	(167,218)	(69,646)
Unearned premiums	(238,483)	(245,742)

Results of operations:	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net premium written - assumed	$92,168	$102,674	$275,511	$361,632
Change in unearned premium - assumed	(785)	8,654	879	(109,365)
Net earned premium - assumed	91,383	111,328	276,390	252,267

Commission and other acquisition costs on premium written	29,859	33,570	87,706	120,113
Change in deferred acquisition costs	31	3,617	2,968	(37,008)
Ceding commission and other acquisition cost - expensed	29,890	37,187	90,674	83,105

Loss and loss adjustment expense	54,703	65,664	171,189	146,084

Interest income on loan to related party	507	1,481	1,871	3,766

Collateral provided to AmTrust

In order to provide AmTrust’s U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust’s insurance subsidiaries, has established trust accounts (“Trust Accounts”) for their benefit. Maiden Insurance has agreed to provide appropriate collateral to secure its proportional share under the Quota Share Reinsurance Agreement of AII’s obligations to the AmTrust subsidiaries to which AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Insurance to AII, for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Insurance, for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Insurance and delivered to an AmTrust subsidiary on AII’s behalf (a “Letter of Credit”), or (d) premiums withheld by an AmTrust subsidiary at Maiden Insurance’s request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Insurance may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Insurance’s proportionate share of its obligations under the Quota Share Reinsurance Agreement with AII. If collateral is required to be provided to any AmTrust subsidiary under applicable law or regulatory requirements, Maiden Insurance will provide collateral to the extent required, although Maiden Insurance does not expect that such collateral will be required unless an AmTrust subsidiary is domiciled in the United States.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

10.    Related Party Transactions (continued)

Maiden Insurance satisfied its collateral requirements under the Quota Share Reinsurance Agreement with AII by lending funds in the amount of $167,975 as at September 30, 2009 and December 31, 2008 to AII pursuant to a loan agreement entered into between those parties. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AII Insurance Management Limited (“AIIM”) and its share of fees owed to the trustee of the Trust Accounts. Effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral in Trust, as at September 30, 2009 and December 31, 2008 was approximately $178,293 and $75,279, respectively (See Note 3(b)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust.

Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Quota Share Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,118 and $3,369 of reinsurance brokerage expense for the three and nine months ended September 30, 2009, respectively (2008: $1,381 and $3,131, respectively), and deferred reinsurance brokerage of $2,982 and $3,009 as at September 30, 2009 and December 31, 2008, respectively, as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $55 and $325 expense, which is included in other operating expenses, for the three and nine months ended September 30, 2009, respectively (2008: $401 and $811, respectively).

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.15% if the average value of the account is greater than $1 billion.  The Company recorded approximately $721 and $1,937 of investment management fees for the three and nine months ended September 30, 2009 (2008: $254 and $970), respectively, as a result of this agreement.

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

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
(Unaudited)

11.    Segments (continued)

For the Three Months Ended September 30, 2009	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
Net premiums written	$92,168	$129,232	$221,400
Net earned premium	89,474	147,876	237,350
Losses and loss adjustment expenses	(54,703)	(110,420)	(165,123)
Commissions and other acquisition expenses	(29,251)	(26,062)	(55,313)
General and administrative expenses	(812)	(3,785)	(4,597)
Underwriting income	$4,708	$7,609	$12,317

Reconciliation to net income
Net investment income and realized gains			16,712
Amortization of intangible assets			(1,676)
Foreign exchange and other gain			210
Trust preferred interest			(9,114)
General and administrative expenses			(3,462)
Net Income			$14,987

Net loss and loss expense ratio*	61.1%	74. 7%	69.6%
Acquisition cost ratio**	32.7%	17.6%	23.3%
General and administrative expense ratio***	0.9%	2.6%	3.4%
Combined ratio****	94.7%	94.9%	96.3%

For the Nine Months Ended September 30, 2009	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
Net premiums written	$267,341	$528,963	$796,304
Net earned premium	269,522	401,761	671,283
Losses and loss adjustment expenses	(168,463)	(294,005)	(462,468)
Commissions and other acquisition expenses	(88,374)	(71,234)	(159,608)
General and administrative expenses	(1,873)	(13,599)	(15,472)
Underwriting income	$10,812	$22,923	$33,735

Reconciliation to net income
Net investment income and realized gain			45,688
Amortization of intangibles assets			(4,915)
Foreign exchange and other gain			2,401
Trust preferred interest			(25,316)
General and administrative expenses			(7,254)
Net Income			$44,339

Net loss and loss expense ratio*	62.5%	73.2%	68.9%
Acquisition cost ratio**	32.8%	17.7%	23.8%
General and administrative expense ratio***	0.7%	3.4%	3.4%
Combined ratio****	96.0%	94.3%	96.1%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)
11.    Segments (continued)

For the Three Months Ended September 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
Net premiums written	$102,673	$10,514	$113,187
Net earned premium	110,495	3,100	113,595
Losses and loss adjustment expenses	(65,664)	(1,251)	(66,915)
Commissions and other acquisition expenses	(36,908)	(1,391)	(38,299)
General and administrative expenses	(258)	(856)	(1,114)
Underwriting income (loss)	$7,665	$(398)	7,267

Reconciliation to net income
Net investment income and realized gain (loss)			8,974
Other than temporary impairment			(42,538)
Foreign exchange loss			(359)
General and administrative expenses			(860)
Net Loss			$(27,516)

Net loss and loss expense ratio*	59.4%	40.4%	58.9%
Acquisition cost ratio**	33.4%	44.9%	33.7%
General and administrative expense ratio***	0.2%	27.6%	1.0%
Combined ratio****	93.0%	112.9%	93.6%

For the Nine Months Ended September 30, 2008	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
Net premiums written	$353,690	$33,180	$386,870
Net earned premium	250,531	5,708	256,239
Losses and loss adjustment expenses	(146,084)	(2,278)	(148,362)
Commissions and other acquisition expenses	(82,523)	(2,534)	(85,057)
General and administrative expenses	(635)	(1,485)	(2,120)
Underwriting income	$21,289	$(589)	$20,700

Reconciliation to net income
Net investment income and realized gain			24,509
Other than temporary impairment			(42,538)
Foreign exchange loss			(364)
General and administrative expenses			(3,516)
Net Loss			$(1,209)

Net loss and loss expense ratio*	58.3%	39.9%	57.9%
Acquisition cost ratio**	32.9%	44.4%	33.2%
General and administrative expense ratio***	0.3%	26.0%	0.8%
Combined ratio****	91.5%	110.3%	91.9%
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

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

11.    Segments (continued)

	Reinsurance - AmTrust Quota Share	Reinsurance - Other	Total
As of September 30, 2009
Reinsurance balances receivable	$40,823	$195,820	$236,643
Deferred acquisition costs	77,508	93,612	171,120
Loan to related party	167,975	-	167,975
Goodwill		49,747	49,747
Intangibles		52,959	52,959
Restricted investments and cash	178,292	1,062,875	1,241,167
Corporate and other assets			645,848
Total Assets	$464,598	$1,455,013	$2,565,459

As of December 31, 2008
Reinsurance balances receivable	$44,386	$27,509	$71,895
Deferred commission and other acquisition costs	78,774	25,696	104,470
Loan to related party	167,975	-	167,975
Goodwill		49,747	49,747
Intangibles		55,147	55,147
Restricted investments and cash	75,279	983,477	1,058,756
Corporate and other assets			620,574
Total Assets	$366,414	$1,141,576	$2,128,564

* Calculated by dividing net losses and loss expenses by net earned premium.
** Calculated by dividing commission and other acquisition expenses by net earned premium
*** Calculated by dividing general and administrative expenses by net earned premium.
**** Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Small Commercial Business	$34,077	15.4%	$43,738	38.6%
Specialty Middle Market Property & Casualty	13,052	5.9%	9,091	8.1%
Specialty Risk and Extended Warranty	45,039	20.3%	49,844	44.0%
Total Reinsurance - AmTrust Quota Share	$92,168	41.6%	$102,673	90.7%
Reinsurance – Other
Property	28,691	13.0%	-	-%
Casualty	76,377	34.5%	10,514	9.3%
Accident and Health	24,164	10.9%	-	-%
Total Reinsurance - Other	$129,232	58.4%	$10,514	9.3%
	$221,400	100.0%	$113,187	100.0%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

11.    Segments (continued)

	Nine Months Ended September 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums written
Reinsurance - AmTrust Quota Share
Small Commercial Business	$132,985	16.7%	$203,599	52.6%
Specialty Middle Market Property & Casualty	35,044	4.4%	30,572	7.9%
Specialty Risk and Extended Warranty	99,312	12.5%	119,519	30.9%
Total Reinsurance - AmTrust Quota Share	$267,341	33.6%	$353,690	91.4%
Reinsurance – Other
Property	105,650	13.3%	-	-%
Casualty	331,685	41.6%	33,180	8.6%
Accident and Health	91,628	11.5%	-	-%
Total Reinsurance - Other	$528,963	66.4%	$33,180	8.6%
	$796,304	100.0%	$386,870	100.0%

	Three Months Ended September 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Small Commercial Business	$50,896	21.4%	$69,877	61.5%
Specialty Middle Market Property & Casualty	11,426	4.9%	10,961	9.7%
Specialty Risk and Extended Warranty	27,152	11.4%	29,657	26.1%
Total Reinsurance - AmTrust Quota Share	$89,474	37.7%	$110,495	97.3%
Reinsurance – Other
Property	33,948	14.3%	-	-%
Casualty	87,043	36.7%	3,100	2.7%
Accident and Health	26,885	11.3%	-%
Total Reinsurance - Other	$147,876	62.3%	$3,100	2.7%
	$237,350	100.0%	$113,595	100.0%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
 (in thousands (000’s), except per share data)
 (Unaudited)

11.    Segments (continued)

	Nine Months Ended September 30
	2009		2008
	Total	% of Total	Total	% of Total
Gross and net premiums earned
Reinsurance - AmTrust Quota Share
Small Commercial Business	$157,645	23.5%	$147,605	57.6%
Specialty Middle Market Property & Casualty	37,844	5.7%	30,265	11.8%
Specialty Risk and Extended Warranty	74,033	11.0%	72,661	28.4%
Total Reinsurance - AmTrust Quota Share	$269,522	40.2%	$250,531	97.8%
Reinsurance – Other
Property	99,525	14.8%	-	-%
Casualty	224,737	33.5%	5,708	2.2%
Accident and Health	77,499	11.5%	-	-%
Total Reinsurance - Other	$401,761	59.8%	$5,708	2.2%
	$671,283	100.0%	$256,239	100.0%

12.    Subsequent Events

Management has reviewed all events occurring since the date of the financial statements to November 16, 2009, the date at which the attached statements were issued, to determine if any such events should be disclosed. No such events, other than disclosed in the following paragraph, arose during the period indicated which required disclosure.

On November 10, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.065 per common share payable on January 15, 2010 to shareholders of record on January 4, 2010.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the attached condensed consolidated financial statements and related notes thereto and the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 . References in this Form 10-Q to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Maiden Holdings, Ltd only.

Note on Forward-Looking Statement

     This Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009 and in Item 1A of Part II of our Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 14, 2009. The projections and statements in this report speak only as of the date of this report and those in other publicly available documents or made by our officers and representatives from time to time speak only as of their respective dates and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC (“GMACI”), including a book of assumed reinsurance business (“GMAC Acquisition”). As part of the transaction, the Company’s wholly owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”), acquired GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE.  GMAC RE was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”).  In connection with the transaction, Maiden NA also entered into stock purchase agreements to acquire insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”). The acquisitions of GMAC Direct and Integon were closed on December 23, 2008 and September 1, 2009, respectively. GMAC Direct was renamed Maiden Reinsurance Company and Integon was renamed Maiden Specialty Insurance Company. In conjunction with the GMAC Acquisition, on October 31, 2008, Maiden Insurance and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement under which Maiden Insurance reinsured (i) all of the existing contracts written by GMAC RE pursuant to a loss portfolio transfer, and (ii) contracts written pursuant to a fronting arrangement with Motors.  The acquisition of GMAC RE, GMAC Direct and Integon and the renewal rights to GMACI’s reinsurance business and the loss portfolio and quota share reinsurance transaction with Motors is referred to as the “GMAC Acquisition”.

To support the businesses acquired in the GMAC Acquisition and the North American operations of Maiden NA, on January 20, 2009, we completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust, a trust established by Maiden NA, and 45 common shares, $.01 par value, of the Company for a purchase price of $1,000.45 per Unit.  This resulted in gross proceeds to the Company of approximately $260.1 million before approximately $4.3 million of placement agent fees and expenses.  As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Units. The Trust Preferred Securities mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.95%. Approximately 61% of these securities were placed privately with two of the Founding Shareholders of the Company, Michael Karfunkel and George Karfunkel, and the remainder with several existing institutional shareholders of the Company.

On November 10, 2009 the Company announced that it has reached an agreement in principle with American Capital Acquisition Corporation (“ACAC”) regarding a multi-year 25% quota share reinsurance agreement that is expected to generate over $200 million in annual premium income for the Company. The agreement will commence upon consummation of ACAC’s acquisition of GMAC’s U.S. consumer property and casualty insurance business, which is expected to occur in the first quarter of 2010 and is subject to, among other customary conditions, regulatory approval in several states.   GMAC’s consumer property and casualty insurance business is one of the leading writers of automobile coverage through independent agents in the United States. It utilizes a network of 10,500 agents in 12 core markets, as well as exclusive relationships with 23 affinity partners. GMAC’s U.S. consumer property and casualty insurance business had a net written premium in excess of $1.0 billion in 2008 that encompassed all fifty states. Coverages include standard/preferred auto, recreational vehicles, non-standard auto and commercial auto.

ACAC was formed by the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”). The Trust is controlled by Michael Karfunkel, one of the Founding Shareholders of Maiden.  The ultimate beneficiaries of the Trust include Michael Karfunkel’s children, one of whom is married to Mr. Zyskind, another of the Founding Shareholders of Maiden and non-executive Chairman of our Board of Directors. The Company’s audit committee, comprised of independent directors, reviewed and approved the agreement in principle. In addition, AmTrust has entered into an agreement with ACAC effective upon the closing of the acquisition, whereunder ACAC will issue and sell to AmTrust for a purchase price equal to 25% of the capital required by ACAC, 42,500 shares of Series A Preferred Stock,  which provides for a semi-annual 8% cumulative dividend and is non-redeemable and convertible, at AmTrust’s option, into approximately 21.25% of the issued and outstanding common shares of ACAC.

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

General and administrative expenses include personnel expenses, including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased rent expense for our offices and increased professional fees. We believe this trend will continue for the remainder of 2009 and into 2010 as we continue to hire additional staff and build our infrastructure.

Ratios

Management measures results for each segment on the basis of the “net loss and loss expense ratio,” “acquisition cost ratio,” “general and administrative expense ratio,” “expense ratio” and the “combined ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The “loss and loss adjustment expenses ratio” is derived by dividing net losses and loss adjustment expenses by net earned premium. The “acquisition cost ratio” is derived by dividing commissions and other acquisition expenses by net earned premium. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net earned premium. The “expense ratio” is the sum of the acquisition cost ratio and the general and administrative expense ratio. The “combined ratio” is the sum of the net loss and loss adjustment expense ratio, the acquisition cost ratio and the general and administrative expense ratio.

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

Summary of Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated. The comparisons with the prior year are not particularly meaningful, both overall and for the Reinsurance - Other Segment, due to the GMAC Acquisition in the fourth quarter of 2008:

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
	($ in thousands)		($ in thousands)
Gross and net premiums written	$221,400	$113,187	$796,304	$386,870
Change in unearned premiums	15,950	408	(125,021)	(130,631)
Net earned premium	237,350	113,595	671,283	256,239
Net investment income	16,778	8,974	46,150	24,346
Net realized investment gains (losses)	(66)	(42,538)	(462)	(42,375)
Total revenue	254,062	80,031	716,971	238,210
Loss and loss adjustment expenses	165,123	66,915	462,468	148,362
Commission and other acquisition expenses	55,313	38,299	159,608	85,057
General and administrative expenses	8,059	1,974	22,726	5,636
Amortization of intangible assets	1,676	-	4,915	-
Trust preferred interest expense – related party	9,114	-	25,316	-
Foreign exchange and other (gain)loss	(210)	359	(2,401)	364
Total expenses	239,075	107,547	672,632	239,419
Net income	$14,987	$(27,516)	$44,339	$(1,209)

Selected Consolidated Ratios:
Net loss ratio	69.6%	58.9%	68.9%	57.9%
Acquisition cost ratio	23.3%	33.7%	23.8%	33.2%
General and administrative expense ratio	3.4%	1.7%	3.4%	2.2%
Expense Ratio	26.7%	35.4%	27.2%	35.4%
Combined ratio	96.3%	94.3%	96.1%	93.3%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Premiums.  Net premium written increased by $108.2 million, or 95.6%, and $409.4 million, or 105.8%, respectively for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.  The increase for the three months ended September 30, 2009 was primarily due to the GMAC Acquisition in the fourth quarter of 2008 partially offset by a decrease of $9.5 million in Small Commercial Business segment of the AmTrust Quota Share premium.

For the nine months ended September 30, 2009, $489.0 million of the increase was due to the GMAC Acquisition in the fourth quarter of 2008 offset by an overall decrease of $86.4 million in the AmTrust Quota Share segment. This decrease was comprised of the following principal components: non-recurrence of  premium written relating to the AmTrust Quota Share of approximately $82 million relating to a one-time unearned premium portfolio transfer in the second quarter of 2008 as a result of AmTrust’s acquisition of Unitrin Business Insurance (“UBI”); a decrease of $20.2 million premium written in the Specialty Risk and Extended Warranty segment of AmTrust; and an increase of $22.6 million premium written in the Small Commercial Business and Specialty Middle Market Property & Casualty segments of AmTrust.

Net premium earned increased by $123.8 million, or 108.9%, and $415.0 million, or 162.0%, respectively for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Approximately $144.4 million of the increase for the three months ended September 30, 2009 was due to the GMAC Acquisition in the fourth quarter of 2008 offset by the reduction of $25.9 million in net premium earned for the AmTrust Quota Share relating to the one-time unearned premium portfolio transfer in the second quarter of 2008 relating to UBI – the premium relating to this transfer was fully earned by the second quarter of 2009.

For the nine months ended September 30, 2009 $390.4 million of the increase was due to the GMAC Acquisition in the fourth quarter of 2008 with the balance relating to increases across all lines, primarily the Small Commercial Business segment of the AmTrust Quota Share.

Net investment income. Net investment income increased by $7.8 million, or 87.0%, and $21.8 million, or 89.6%, respectively for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. Average invested assets for the periods were approximately $1,881 million and $1,803 million, respectively, compared to $687 million and $660 million, respectively for 2008, and yields were approximately 3.6% and 3.4%, respectively, compared to 5.2% and 4.9%, respectively, for the three and nine months ended September 30, 2009 and 2008. We also carried a substantial amount of cash and cash equivalents in the three and nine months ended September 30, 2009 as we continue to deploy the cash obtained through the GMAC Acquisition and also from the proceeds from the Trust Preferred issuance. We expect investment income and the yield achieved to increase over time as cash is more fully deployed.

Net realized investment gains (losses). Net realized losses on investments were $0.1 million and $0.5 million, respectively, for the three and nine months ended September 30, 2009 compared to losses of $42.5 million and $42.4 million, respectively, for the three and nine months ended September 30, 2008. In the three and nine months ended September 30, 2009 we had no OTTI losses compared to OTTI losses totaling $42.5 million on our fixed maturity and other investment portfolios in the three and nine months ended September 30, 2008.

Loss and loss adjustment expenses. Loss and loss adjustment expenses increased by $98.2 million, or 146.8%, and $314.1 million, or 211.7%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The Company’s loss ratio for the three and nine months ended September 30, 2009 increased to 69.6% and 68.9% , respectively, from 58.9% and 57.9%, respectively, for the three and nine months ended September 30, 2008. The increase for the three months ended September 30, 2009 was primarily due to an increase of $108.9 million due to the GMAC Acquisition in the fourth quarter of 2008 partially offset by a decrease of $11.0 million relating to the AmTrust Quota Share as a consequence of lower premium earned.

For the nine months ended September 30, 2009 the increase was primarily due to the increase of $287.9 million relating to the GMAC Acquisition in the fourth quarter of 2008 offset by decrease of $22.4 million in the AmTrust Quota Share as a consequence of lower premium earned.

The increase in the loss ratios for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 was primarily due to the GMAC Acquisition in the fourth quarter of 2008 and the addition of UBI premiums, which carry a higher loss ratio, to the AmTrust Quota Share.

Commission and other acquisition expenses. Commission and other acquisition expenses increased by $17.0 million, or 44.4%, and $74.6 million, or 87.6%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The increase for the three months ended September 30, 2009 was primarily due to an increase of $24.7 million relating to the GMAC Acquisition in the fourth quarter of 2008 partially offset by a decrease of $7.6 million relating to the AmTrust Quota Share as a consequence of lower premium earned as a result of the non-recurrence of the UBI unearned premium transfer.

For the nine months ended September 30, 2009 there was an increase of $68.7 million relating to the GMAC Acquisition in the fourth quarter of 2008 offset by a decrease of $5.9 million in the AmTrust Quota Share as a consequence of lower premium earned.

General and administrative expenses.  General and administrative expenses increased by $6.1 million, or 308.3%, and $17.1 million, or 303.2%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. This increase was primarily due to the GMAC Acquisition in the fourth quarter of 2008 and the continued build out of our infrastructure.

Trust preferred interest expense – related party.  Interest expense for the for the three and nine months ended September 30, 2009 of $9.1 million and $25.3 million, respectively,  relates to the issuance of $260 million of 14% Trust Preferred Securities on January 20, 2009.

Foreign exchange and other (gain) loss.  The foreign exchange and other (gain) loss for the three and nine months ended September 30, 2009 arose primarily because of the strengthening of Sterling versus the US dollar and our assets in Sterling exceeding our liabilities compared to the three and nine months ended September 30, 2008 when Sterling weakened versus the US dollar and our assets in Sterling exceeded our liabilities.

Underwriting Results by Segment
The Company currently operates two business segments Reinsurance - Other and Reinsurance – AmTrust Quota Share. The following tables summarize the underwriting results and associated ratios by segments:

Reinsurance – Other Segment

The following table summarizes the underwriting results and associated ratios for the Reinsurance - Other segment. The comparisons with the prior year for this segment are not particularly meaningful due to the GMAC Acquisition in the fourth quarter of 2008:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Net premiums written	$129,232	$10,514	$528,963	$33,180
Net earned premium	147,876	3,100	401,761	5,708
Losses and loss adjustment expenses	(110,420)	(1,251)	(294,005)	(2,278)
Commissions and other acquisition expenses	(26,062)	(1,391)	(71,234)	(2,534)
General and administrative expenses	(3,784)	(856)	(13,599)	(1,485)
Underwriting income (loss)	$7,609	$(398)	$22,923	$(589)

Net loss ratio	74.7%	40.4%	73.2%	39.9%
Acquisition cost ratio	17.6%	44.9%	17.7%	44.4%
General and administrative expense ratio	2.6%	27.6%	3.4%	26.0%
Combined ratio	94.9%	112.9%	94.3%	110.3%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Premiums. Net premium written increased by $118.7 million, or 1,129.1%, and $495.8 million, or 1,494.2%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008.

Net premium earned increased by $144.8 million, or 4,760.2%, and $396.1 million, or 6,938.6%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. These increases were principally due to GMAC Acquisition in the fourth quarter of 2008.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $109.2 million, or 8,726.5%, and $291.7 million, or 12,806.3%, respectively, for the three and nine months ended September 30, 2009 and 2008, respectively. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008. The Company’s net loss ratio for the three and nine months ended September 30, 2009 increased to 74.7 % and 73.2%, respectively, from 40.4% and 39.9%, respectively, for the three and nine months ended September 30, 2008 due to higher loss ratios associated with the GMAC Acquisition compared with the contracts written previously.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $24.7 million, or 1,773.6%, and $68.7 million, or 2,711.1%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008.

General and Administrative Expenses.  General and administrative expenses increased by $2.9 million, or 342.1%, $12.1 million, or 815.8%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. These increases were principally due to the GMAC Acquisition in the fourth quarter of 2008.

Reinsurance – AmTrust Quota Share

The following table summarizes the underwriting results and associated ratios for the Reinsurance – AmTrust Quota Share segment:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	($ in thousands)		($ in thousands)
Net premiums written	$92,168	$102,673	$267,341	$353,690
Net earned premium	89,474	110,495	269,522	250,531
Net losses and loss adjustment expenses	(54,703)	(65,664)	(168,463)	(146,084)
Commissions and other acquisition expenses	(29,251)	(36,908)	(88,374)	(82,523)
General and administrative expenses	(812)	(258)	(1,873)	(635)
Underwriting income	$4,708	$7,665	$10,812	$21,289

Net loss ratio	61.1%	59.4%	62.5%	58.3%
Acquisition cost ratio	32.7%	33.4%	32.8%	32.9%
General and administrative expense ratio	0.9%	0.2%	0.7%	0.3%
Combined ratio	94.7%	93.0%	96.0%	91.5%

Comparison of Three and Nine Months Ended September 30, 2009 and 2008

Premiums. Net premium written decreased by $10.5 million, or 10.2%, and $86.3 million, or 24.4%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.  The decrease for the three months ended September 30, 2009 was primarily due a decrease of $9.5 million in Small Commercial Business segment of the AmTrust Quota Share.

For the nine months ended September 30, 2009 the decrease comprised the following components: non-recurrence of premium written relating to a $82 million one-time unearned premium portfolio transfer in the second quarter of 2008 from UBI ; a decrease of $20.2 million in the Specialty Risk and Extended Warranty segment of AmTrust; and an increase of $22.6 million in the Small Commercial Business and Specialty Middle Market Property & Casualty segments of AmTrust.

Net earned premium decreased by $21.0 million, or 19.0%, and increased by $19.0 million, or 7.6%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. For the three months ended September 30, 2009 the reduction of $25.9 million was related to the one-time unearned premium portfolio transfer in the second quarter of 2008 for UBI – the premium relating to this transfer was fully earned by the second quarter of 2009. For the nine months ended September 30, 2009 the increase was across all AmTrust’s lines in the AmTrust Quota Share, primarily AmTrust’s Small Commercial Business segment.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses decreased by $11.0 million, or 16.7%, and increased by $22.4 million, or 15.3%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The Company’s net loss ratio for the three and nine months ended September 30, 2009 increased to 61.1 % and 62.5%, respectively, from 56.7 % and 57.4%, respectively, for the three and nine months ended September 30, 2008. The increase in the net loss ratio resulted, primarily, from the addition of UBI premiums, which carry a higher loss ratio, to the AmTrust Quota Share in the second quarter of 2008.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses decreased by $7.7 million, or 20.7%, and increased by $5.9 million, or 7.1%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. The change in commissions and other acquisition expenses is consistent with the change in earned premiums except that the commission rate on the UBI premium ceded is 34.375% versus 31% on all other premium relating to the AmTrust Quota Share.

General and Administrative Expenses.  General and administrative expenses increased by $0.6 million, or 214.7%, and $1.2 million, or 195%, respectively, for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.The increase arose primarily due to an increase in salaries as we continue to build our infrastructure.

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

The following table is a summary of our statement of cash flows:

	Nine months ended September 30,
	2009	2008
	($ in thousands)
Cash and cash equivalents provided by (used in):
Operating activities	$(13,778)	$137,230
Investing activities	(144,247)	(345,336)
Financing activities	120,710	254,820
Change in cash and cash equivalents	$(37,315)	$46,714

Cash flows from operations for the nine months ended September 30, 2009 were $(13.8) million compared to $137.2 million for the nine months ended September 30, 2008. This increase in the cash used in operating activities was primarily due to the increase in the reinsurance receivables and acquisitions costs, which were attributable to the GMAC Acquisition.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $144.3 million in net cash for investing activities during the nine months ended September 30, 2009 compared to $345.4 million for the nine months ended September 30, 2008.

Cash flows provided by financing activities were $120.7 million for the nine months ended September 30, 2009 compared to $254.8 million for the nine months ended September 30, 2008. Included in cash flows provided by financing activities for the nine months ended September 30, 2009 were the Trust Preferred Securities issuance (net of expenses) of $255.8 million, dividends paid of $8.4 million and the repayment of $126.6 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

Our funds are primarily invested in liquid, high-grade fixed income securities. As of September 30, 2009, 99.6% of our fixed income portfolio consisted of investment grade securities. The maturity distribution of our fixed income portfolio (on a market value basis) as of September 30, 2009 was as follows:

September 30, 2009
($ in thousands)
Due in one year or less	$62,597
Due after one year through five years	171,756
Due after five years through ten years	326,162
Due after ten years	79,488
Mortgage and asset -backed	901,701
Total	$1,541,704

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

The following summarizes the credit ratings of our fixed maturities:

Rating* as of September 30, 2009	Amortized cost	Fair value	% of total fair value
	($ in thousands)
U.S. treasury bonds	$39,451	$39,658	2.6%
AAA U.S. Agency - mortgage-backed securities	880,024	901,701	58.5%
AAA	58,382	63,122	4.1%
AA+, AA, AA-	41,224	45,576	2.9%
A+, A, A-	299,346	294,711	19.1%
BBB+, BBB, BBB-	186,586	195,882	12.7%
B- or lower	1,691	1,054	0.1%

	$1,506,704	$1,541,704	100.0%

Rating* as of December 31, 2008	Amortized cost	Fair value	% of total fair value
	($ in thousands)
U.S. treasury bonds	$37,782	$38,527	3.4%
AAA U.S. Agency - mortgage-backed securities	756,023	771,899	68.9%
AAA,	15,693	15,748	1.4%
AA, AA-	40,954	29,087	2.6%
A+, A, A-	265,170	222,704	19.9%
BBB+, BBB-	36,920	30,607	2.7%
B- or lower	11,384	11,383	1.1%

	$1,163,926	$1,119,955	100.0%

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

As a consequence of the issuance of a majority of the Units to a related party under ASC 810, the Trust is a variable interest entity and the Company is deemed to be the Primary beneficiary and is required to consolidate the Trust. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44.9 million based on market price on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%. As of September 30, 2009, the stated value of the Trust Preferred Securities was $215.1 million which comprises the principal amount of $260 million and unamortized discount of $49.9 million.

Securities Sold Under Agreements to Repurchase, at Contract Value

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. In March 2009 the Company chose to end all of its agreements and repaid all amounts then outstanding from existing cash resources. On June 23, 2009, the Company entered into new repurchase agreements totaling $108.8 million for which the outstanding amount due was $106.0 million at September 30, 2009. We expect to repay these agreements from existing cash resources prior to December 31, 2009.  Interest expense associated with repurchase agreements for the three and nine months ended September 30, 2009 was $0.1 million and $0.9 million, respectively, compared to the three and nine months ended September 30, 2008 interest expense of $2.0 million and $3.5 million, respectively.

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

Maiden Holdings’ operating subsidiary in Bermuda, Maiden Insurance, is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by such companies. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

At this time, Maiden Insurance uses trust accounts primarily to meet collateral requirements - cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations. As of September 30, 2009, total trust account deposits were $1.19 billion compared to $0 as of September 30, 2008. For the Quota Share Reinsurance Agreement with AII, Maiden Insurance has also loaned funds totaling $168.0 million as of September 30, 2009 and 2008 to AmTrust’s Bermuda reinsurance subsidiary to satisfy collateral requirements.

In addition, Maiden Insurance has outstanding letters of credit totaling $17.0 million and $0 as of September 30, 2009 and 2008, respectively.

Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both our trust accounts and letters of credit are fully collateralized by assets held in custodial accounts. Although the investment income derived from our assets while held in trust accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.

In addition, the terms of the Debentures would limit, in the event of certain circumstances, Maiden NA’s ability to pay dividends to the Company.

We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including our ability to make dividend payments on our common shares.

Investment Portfolio

Our investment portfolio, including cash and cash equivalents and restricted cash, increased by $194.0 million, or 11.6% to $1,860.4 million at September 30, 2009 from $1,666.4 million as of December 31, 2008. Our fixed maturities are classified as available for sale (99.6%) as of September 30, 2009, as defined by ASC 320, “Investment - Debt and Equity Securities.” As such, the reported value of those securities is equal to their fair value. Our fixed maturity securities, gross, as of September 30, 2009 had a fair value of $1,541.7 million and an amortized cost of $1,506.7 million.  Our investment portfolio is summarized in the table below by type of investment:

	(Unaudited) September 30, 2009		December 31, 2008
	Fair value	Percentage of portfolio	Fair value	Percentage of portfolio
	($ in thousands)		($ in thousands)
U.S. – treasury bonds	$39,658	2.6%	$38,527	3.4%
U.S. Agency - mortgage backed securities	901,701	58.3%	771,899	68.6%
Corporate fixed maturities	576,565	37.2%	309,529	27.5%
Municipalities	23,780	1.5%	-	-%
Other investments	5,529	0.4%	5,291	0.5%
Total available for sale investments	$1,547,233	100.0%	$1,125,246	100.0%

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

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. During the three and nine months ended September 30, 2009 based on the criteria above, we determined that no securities were other-than-temporarily-impaired.  During the three months and nine months ended September 30, 2008, the Company recognized other than temporary impairment on Lehman Brothers Inc., Washington Mutual, Inc. fixed income securities and other investments of $17.4 million, $20.0 million and $5.2 million respectively.

At September 30, 2009, the Company had $26.2 million of gross unrealized losses related to available-for-sale fixed income securities. Corporate bonds represent 37.4% of the fair value of our fixed maturities and 90.6% of the total unrealized losses of our fixed maturities. The Company owns 99 corporate bonds in the industrial, bank and financial and other sectors, which have a fair value of approximately 10.5%, 24.0% and 2.9%, respectively, and 15.0%, 75.6% and 0% of gross unrealized losses, respectively, of our fixed maturities. The Company believes that the unrealized losses in these securities are the result, primarily, of general economic conditions and not the condition of the issuers, which we believe are solvent and have the ability to meet their obligations. Therefore, the Company expects that the market price for these securities should recover within a reasonable time.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2009, we had fixed maturity securities with a fair value of $1,541.7 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of September 30, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
200 basis point increase	$1,451,578	$(90,126)	(14)%
100 basis point increase	1,487,114	(54,590)	(8)%
No change	1,541,704	-	0%
100 basis point decrease	1,564,140	22,436	3%
200 basis point decrease	$1,605,770	$64,066	10%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that a fluctuation of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

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

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) of the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) and has concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective. During the most recent fiscal quarter, there were no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a – 15(f ) and 15d – 15(f) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See the Company’s Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 14, 2009 for a discussion of a letter sent by the Company’s former Chief Operating Officer, General Counsel and Secretary to the U.S. Department of Labor.

Item 1A . Risk Factors.

Information regarding risk factors appears in Item 1A. Risk Factors in our 2008 Annual report on Form 10-K filed with the SEC on March 31, 2009, as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on August 14, 2009.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2009.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2009.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Maiden Holdings, Ltd.
(Registrant)

Date: November 16, 2009	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum President and Chief Executive Officer

/s/ JOHN M. MARSHALECK
John M. Marshaleck Chief Financial Officer