Form 10-K
period 2009-12-31
Maiden Holdings, Ltd.
filed 2010-03-16
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 001-34042

MAIDEN HOLDINGS, LTD.

(Exact Name of Registrant As Specified in Its Charter)

Bermuda	98-0570192
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

131 Front Street
Hamilton HM 12, Bermuda

(Address of Principal Executive Offices and Zip Code)

(441) 292-7090

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $337.2 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.

As of March 15, 2010, 70,291,757 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 4, 2010 are incorporated by reference into Part III of this Form 10-K.

MAIDEN HOLDINGS, LTD.

i

PART I

Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements include in general statements both with respect to us and the insurance industry and generally are identified with the words “anticipate,” “believe,” “expect,” “predict”, “estimate”, “intend,” “plan,” “project,” “seek,” “potential,” “possible,” “could,” “might,” “may,” “should,” “will,” “would”, “will be”, “will continue”, “will likely result” and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A “Risk Factors” in this Form 10-K and include but are not limited to:

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

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

References in this Form 10-K to the terms “we,” “us,” “our,” “the company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the term “Maiden Holdings” means Maiden Holdings, Ltd. only. References in this Form 10-K to $ are to the lawful currency of the United States.

Item 1. Business.

General Overview

We are a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company, Ltd. (“Maiden Bermuda”) and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business.

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC (“GMACI”), which included the following components, the sum of which are referred to as the “GMAC Acquisition”:

•	GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE (which was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”));
•	GMAC Direct Insurance Company (“GMAC Direct”) (which closed on December 23, 2008 and was subsequently renamed Maiden Reinsurance Company); and
•	Integon Specialty Insurance Company (“Integon”) (which closed on September 1, 2009 and was subsequently renamed Maiden Specialty Insurance Company).

For additional information about the GMAC Acquisition, see note 4 to our consolidated financial statements included in this Report.

Our founding shareholders, Michael Karfunkel, George Karfunkel and Barry Zyskind (the “Founding Shareholders”), are also the majority shareholders of AmTrust Financial Services, Inc. (“AmTrust”) (NASDAQ: AFSI), a multinational insurance holding company that offers workers’ compensation and property and casualty coverages for small businesses, extended warranty coverages for consumer and commercial goods and other specialty insurance products. Michael Karfunkel is the Chairman, George Karfunkel is a director, and Barry Zyskind is the President, Chief Executive Officer and a director of AmTrust. Prior to the GMAC Acquisition, all of the business was underwritten by Maiden Insurance, which was focused on providing reinsurance support to AmTrust, and similarly other insurers in both the U.S. and Europe that are focused on specialty insurance markets in which they have developed expertise.

To support the businesses acquired in the GMAC Acquisition and the North American operations of our wholly owned subsidiary Maiden Holdings North America, Ltd. (“Maiden NA”), on January 20, 2009, we completed a private placement of trust preferred securities (the “TRUPS Offering”) of approximately $260.1 million in the form of junior subordinated debentures (the “Debentures”) issued by Maiden Capital Financing Trust, a trust established by Maiden NA, and also issued 11,700,000 common shares to the purchasers. The Debentures mature in 2039 and carry an interest rate of 14%. Approximately 62% of these securities were placed privately with two of our Founding Shareholders (Michael Karfunkel and George Karfunkel), and the remainder with existing institutional investors. For additional information about the TRUPS Offering, see note 8 to our consolidated financial statements included in this Report.

In November 2009, we announced an agreement in principal with American Capital Acquisition Corporation (“ACAC”) regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008 and 2009. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC. In addition to reinsurance support, we will provide support services focused on helping ACAC to continue its profitable expansion.

Business Strategy

Our goal is to leverage the competitive strengths of our organization and capital structure to generate a consistent long term return on capital in excess of 15%. To achieve this goal, we have adopted the following strategies:

•	Dedication to Predictable and Stable Operating Segments — we execute this strategy in two ways: (1) focusing on traditional, low volatility insurance lines of business that are more predictable and thus produce more stable long-term operating results; and (2) placing emphasis on working layer and pro rata reinsurance participations where data is more abundant and predictable;
•	Targeted Customer Focus — we execute this strategy by developing significant and long term reinsurance relationships with targeted regional and specialty insurance companies for which reinsurance plays a critical element of their capital structure and supporting the long term needs of these companies by providing differentiated reinsurance products as well as an array of support services; and
•	Efficient Operating Platform — recognizing the mature nature of the reinsurance market, we are focused on maintaining operating expense ratios within the top quartile of the industry. Efficiency is a critical component of maintaining a disciplined underwriting approach.

We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance products and services to regional and specialty insurance companies. Our future results may be impacted by risks and trends set forth in Item 1A, “Risk Factors,” and elsewhere in this Report.

Our Principal Operating Subsidiaries

Maiden Bermuda is a registered Class 3B Bermuda insurance and reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda are located in our Bermuda headquarters.

Maiden Re, a direct wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January 2008. Maiden Re was acquired by Maiden NA from GMACI on October 31, 2008 and operates as a managing general agent and underwriter.

Maiden US, a direct wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri. Maiden US was acquired by Maiden NA from GMACI on December 23, 2008.

Maiden Specialty, a direct wholly owned subsidiary of Maiden US and an indirect wholly owned subsidiary of Maiden NA, underwrites primary insurance on a surplus lines basis. Maiden Specialty was acquired by Maiden US from GMACI on September 1, 2009.

Our Operating Segments

We determine our business segments based on the manner in which management monitors the performance of our underwriting operations and thus have two business segments: (i) Diversified Reinsurance and (ii) AmTrust Quota Share. In 2010, a third segment captioned ACAC Quota Share Personal Lines shall be added with the commencement of the ACAC quota share reinsurance arrangement in March 2010.

Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. This segment includes the book of assumed reinsurance business purchased in the GMAC Acquisition.

Our AmTrust Quota Share segment consists of the business ceded to us pursuant to our Master Agreement (the “Master Agreement”) with AmTrust. AmTrust, through its affiliates, cedes approximately 40% of its business to us pursuant to a quota share reinsurance arrangement.

Financial data relating to our two segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 3 to our consolidated financial statements included in this Report. The net premiums written and earned in each segment for the years ended December 31, 2009 and 2008 and for the period May 31 (inception) to December 31, 2007 were as follows:

	Year Ended December 31, 2009		Year Ended December 31, 2008		Period from May 31, 2007 (Inception) to December 31, 2007
	Net Premium Written	% of Total	Net Premium Written	% of Total	Net Premium Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$658.0	63.9%	$288.7	39.7%	$—	—
AmTrust Quota Share	372.4	36.1%	438.7	60.3%	247.3	100.0%
Total	$1,030.4	100.0%	$727.4	100.0%	$247.3	100.0%

	Year Ended December 31, 2009		Year Ended December 31, 2008		Period from May 31, 2007 (Inception) to December 31, 2007
	Net Premium Earned	% of Total	Net Premium Earned	% of Total	Net Premium Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$568.0	61.7%	$85.1	20.3%	$—	—
AmTrust Quota Share	351.9	38.3%	335.1	79.7%	110.1	100.0%
Total	$919.9	100.0%	$420.2	100.0%	$110.1	100.0%

The following table shows an analysis of the Company’s net premium written and earned by client location and geographic location. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Gross premiums written – North America	$947.4	$637.8	$183.4
Net premiums written – North America	929.1	637.8
Gross and net premiums written – Other (predominantly in Europe)	101.3	89.6	64.0
Gross and net premiums earned – North America	838.2	351.4	89.4
Gross and net premiums earned – Other(predominantly in Europe)	81.7	68.6	20.8

Financial data relating to geographic areas in which we operate and principal products may be found in note 3 to our consolidated financial statements included in this Report.

Diversified Reinsurance

General

The Diversified Reinsurance segment of our reinsurance business consists of a varied portfolio of property and casualty and accident and health reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. Since July 1, 2009, this business is primarily written by Maiden US. It also includes the net written premiums of Maiden Specialty, which are not material to the overall results of the segment. This reinsurance is primarily written through treaties with other insurers on a quota share or excess of loss basis, as well as on a facultative basis, all of which are marketed primarily through third-party party intermediaries but also on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US. The Maiden Re business unit began operations in 1983. Since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance participations with low limits of participation. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile casualty lines such as D&O and professional liability. Over its years in operation, the underwriting infrastructure and capabilities were expanded to include an individual risk casualty facultative business, an accident and health reinsurance portfolio, a specialty oriented property and casualty reinsurance and property excess and surplus lines insurance business and, the most significant portfolio, a regional and specialty oriented property and casualty treaty reinsurance business. Maiden Re employs sophisticated risk management, disciplined actuarially based pricing and strong technical underwriting in developing and maintaining this portfolio. Maiden Re utilizes both proprietary and vendor developed technology systems to administer and manage the portfolio. The business has been carefully developed under the active management of multi-functional underwriting teams with performance accountability. The entire related infrastructure of Maiden Re was acquired in the GMAC Acquisition and added to existing capabilities along with over 80 active client relationships via the GMAC Acquisition. We are using this acquired infrastructure to continue to expand and develop the North American underwriting portfolio.

For certain clients, Maiden Re provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new accounts and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the accounts and any interest earned is ours and does not remain in the trust accounts. The balances are adjusted semiannually to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported (“IBNR”) reserves. The clients can withdraw assets from the trusts under contractually limited circumstances. As of December 31, 2009, we had cash and fixed maturity securities totaling $677.2 million in these trusts, which is part of the $1,375.6 million restricted assets disclosed in note 5 to our consolidated financial statements.

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Maiden Specialty primarily provides specialty property coverage written on a surplus lines basis. Most business is written as reinsurance, that is, insurance of other insurance companies. The primary focus is customers who regularly use reinsurance to finance their growth strategies and/or reduce their risk. The majority of our customers are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive the insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times.

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

In the Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business such as professional liability, which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to customers that purchase other reinsurance.

We offer reinsurance on both a quota share basis and excess of loss basis. We believe that our policy of providing our customers security for our reinsurance obligations through collateral trusts gives us a competitive advantage. In the current economic climate, we believe that reinsurance brokers and insurers, as well as rating agencies, are scrutinizing the credit-worthiness of reinsurers more closely than in the recent past and recognize that our trust product offers a high level of security. We also utilize a partnership concept developed by Maiden Re over its twenty-six year operating history to develop long-term customer relationships. This concept entails the offer to our customers of our underwriting, claims, actuarial, marketing and accounting expertise through tailored services which support their businesses and goals.

Within the primary excess property business, a very experienced team underwrites complex property business on an excess and layered basis as a surplus lines insurer. To reduce the exposure to natural catastrophes that some of these policies in this segment may contain, we purchase catastrophe reinsurance to limit our maximum exposure in any one event. We also purchase other reinsurance to limit the impact of individual large losses in this segment.

AmTrust Quota Share

General

AmTrust is our largest customer. Under our quota share reinsurance agreement (the “Quota Share Agreement”) with AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), effective as of July 1, 2007, we reinsure 40% of AmTrust’s written premium (net of commissions, in the case of AmTrust’s U.K. subsidiary), net of reinsurance with unaffiliated reinsurers, on AmTrust’s existing lines of business as of the effective date. In addition, we have the option to reinsure future lines of business added by AmTrust, and we have exercised that option from time to time. The Quota Share Agreement had an initial term of three years which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter unless either party notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

AmTrust is a multinational specialty property and casualty insurance holding company with operations in the United States, Europe and Bermuda. AmTrust’s principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best, which rating is the fourth highest of 16 rating levels.

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

Risk Management

General

In the reinsurance industry, the assumption of risk is central to premise of the business model. Our risk management discipline therefore focuses on both quantitative and qualitative elements as the means to achieve targeted shareholder returns through a balanced analysis and assessment of these elements. The quantitative aspect of our risk management practice focuses on determining the pricing parameters needed for various types of risks in order to achieve desired returns; the qualitative aspect of our risk management practice focuses on identifying and assessing risks, and taking the necessary steps to reduce or mitigate risks for which we are either not sufficiently compensated, or those risks that could threaten the achievement of our business objectives.

We believe that we have developed a strong risk management culture within the Company through the establishment of various processes and controls which focus on our risk exposures. We are continually reviewing and enhancing these processes and developing additional processes that may be necessary to achieve our business strategies and objectives within our risk management practice. Specific risk management practices that have been or are being developed to meet our risk management goals include:

•	Track portfolio volatility over time
•	Identify risk mitigation opportunities and implement as appropriate
•	Understand the capital required to support the underwriting portfolio and individual contracts
•	Monitor and manage exposure by line of business and geographic concentration
•	Monitor and limit catastrophe aggregates and concentrations
•	Monitor and manage operational risks across the organization

Underwriting Risk Management

Internal underwriting controls are established by our Chief Executive Officer and our underwriting executives who are the Chief Underwriting Officer in Bermuda and the President of Maiden US. Underwriting authority is delegated to the managers of our lines of business in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Our policy is to grant each underwriting team a specified limit, consistent with our operating guidelines. Our underwriters understand our return on equity guidelines. Our return on equity guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	we will underwrite and accept only those risks we know and understand;
•	we will perform our own independent pricing or risk review on all risks we accept; and
•	we will accept only those risks that are expected to earn a return on capital commensurate with the risk they present.

Before we review any program proposal, we consider the appropriateness of the client, including the quality of its management, its financial stability and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed exposure and loss information, including rate changes and changes in underwriting and claims handling guidelines over time. We often conduct an on-site audit of the client’s operations prior to quoting. If a program meets our underwriting criteria, we then develop a proposal which contemplates that account’s risk/reward profile, as well as our corporate risk objectives. We have fully integrated our internal actuarial staff into the underwriting and decision making process. We use in-depth actuarial and exposure analyses to evaluate contracts prior to quoting. We underwrite and accept property and casualty reinsurance business, accident and health reinsurance business and certain specialty insurance business. In general, we seek to underwrite reinsurance business that historically is lower in volatility and more predictable than other classes of reinsurance business such as catastrophe reinsurance, which we generally seek to avoid. As part of our risk management process, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage our exposure to loss. These include occurrence limits, adjustable ceding commissions and premiums, aggregate limits, reinstatement provisions and loss sensitive features. Additionally, our underwriters use appropriate exclusions, terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be outside of the intent of the coverage we are willing to offer.

In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or protecting against catastrophic risks. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 9 to our consolidated financial statements included in this Report.

Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. As a general rule, we seek to limit our modeled one-in-250 year catastrophe exposure to any one event to less than half of expected operating income. At December 31, 2009, our one-in-250 year catastrophe exposure to both a hurricane or earthquake event was less than $40 million. To achieve our catastrophe risk management objectives, we utilize a variety of proprietary and commercially available tools to quantify and monitor the various risks we accept as a company.

We have licensed catastrophe modeling software from one of the principal modeling firms, Applied Insurance Research (“AIR”). These software tools use exposure data provided by our insureds and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to AIR to improve the efficiencies and accuracy of their models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and level of detailed exposure data provided by our clients and have an expressed preference for data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties, is conservatively modeled and surcharged for increased uncertainty. The primary business underwritten by Maiden Specialty uses exposure information by location which is geocoded. Data output from the software described above is incorporated in our proprietary pricing models. Our proprietary systems include those for modeling risks associated with property catastrophe, property and workers’ compensation business, various casualty and specialty pricing models, as well as our proprietary portfolio risk management model. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.

Retrocessions

We use retrocessional agreements to a limited extent to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to mitigate the effect of certain major catastrophic event. These agreements provide for reduction of property risk losses, casualty occurrence losses and catastrophe occurrence losses on specific treaties. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and these retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and have no impaired balances. At December 31, 2009, we had approximately $12.0 million of reinsurance recoverable under such agreements.

Competition

The reinsurance industry is mature and highly competitive. Reinsurance companies compete on the basis of many factors, including premium rates, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in risks underwritten, capacity and coverages offered and various other factors. These factors operate at the individual market participant level and generally in the aggregate across the reinsurance industry. In addition, underlying economic conditions and variations in the reinsurance buying practices of ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate results and subsequently the level of completion in the reinsurance industry.

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., Platinum Underwriters Holdings, Ltd., PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., White Mountains Re Group, Odyssey Re Holdings Corp., W.R. Berkley Corp. and Everest Re Group, Ltd.

Many of these entities have significantly larger amounts of capital and more employees than Maiden Holdings and its subsidiaries and have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts (our niche specialist orientation), our operating efficiency and our careful relationship management capabilities help offset these advantages and allows us to effectively compete for profitable business.

In addition, risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of these non-traditional products could reduce the demand for traditional insurance and reinsurance. A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. New competition from these developments may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability. During 2009, there were a number of events that impacted the property and casualty industry generally. While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2009 generally featured fewer such events, favorably impacting industry performance. Further, despite the ongoing global economic recession, industry investments in risk assets performed significantly better in 2009, increasing both statutory and generally accepted accounting principles in the United States (“GAAP”) capital at the individual market participant level and in the aggregate across the reinsurance industry more generally. We believe that such events are likely to have a significant effect on competition and pricing, although the ultimate impact remains unclear. We continue to analyze how to best position ourselves to benefit from ongoing competitive developments. As market conditions continue to develop and competition further increases, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards.

Our Financial Strength Ratings

Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. A.M. Best has developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders. Each rating reflects the opinion of A.M. Best of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares. A.M. Best ratings currently range from “A++” (Superior) to “F” (In Liquidation) and include 16 separate ratings categories. Maiden Bermuda, Maiden US and Maiden Specialty are each rated “A-” (Excellent) with a stable outlook by A.M. Best, which rating is the fourth highest of 16 rating levels. The collateralization of reinsurance obligations provides additional financial protection for our clients and a significant point of differentiation from its competitors, allowing us to compete with higher rated reinsurers.

Distribution of Our Reinsurance Products

We market our Diversified Reinsurance segment in the United States and Bermuda primarily through third-party intermediaries and under specific circumstances directly through our own marketing team. Our direct marketing activities are focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency. In the years ended December 31, 2009 and 2008, business produced through third-party intermediaries was 76% and 88%, respectively of gross premiums written by our Diversified Reinsurance segment.

In the year ended December 31, 2009 and 2008, our top three brokers represented approximately 62% and 64%, respectively of gross premiums written by our Diversified Reinsurance segment. A breakdown of our distribution by broker is provided in the table below.

	Percentage of Gross Premiums Written for the Year Ended December 31, 2009	Percentage of Gross Premiums Written for the Year Ended December 31, 2008
Broker
Marsh (including Guy Carpenter and Company)	32%	27%
Aon Corporation (including Benfield Group, Ltd.)	24%	27%
Risk Insurance Consulting Services	6%	10%
Willis	4%	7%
All Others (including direct)	34%	29%
	100%	100%

Reserve for Losses and Loss Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the United States and GAAP to establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of losses and loss expenses ultimately we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as of the date they are recorded.

These amounts include case reserves, additional case reserves (“ACRs”) and reserves for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. Our claims department evaluates all significant losses reported to us and if appropriate will include a provision for additional case reserves if we feel the ceding company’s estimate of the claim is not adequate. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses.

We use a variety of standard actuarial methods to estimate ultimate expected losses and loss expenses applying appropriate actuarial judgment in the determination of ultimate losses.

The majority of business is reserved individually by cedent with the remainder reserved in homogeneous groupings. Ultimate losses across the reserve segments are converted to IBNR reserves by subtracting case reserves and ACRs from those amounts. The accumulation of case and IBNR across the reserve segments results in indicated reserves which are the basis for the carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals for accounts with adjustable features.

Property catastrophe reserves are estimated by event and are revisited monthly. Estimated ultimate catastrophe losses may be based on output from catastrophe models early on and then on ceding company estimates and the reserving methods above.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for reinsurers like us than for reinsurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of internal and insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual account pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed quarterly, at a high level of detail, and any adjustments are reflected in earnings in the periods in which they are determined.

There is a significant amount of estimation involved in determining ultimate losses and loss expenses. We believe that while our case reserves and IBNR reserves are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

Loss Portfolio Transfer of the GMAC RE Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the GMAC Acquisition, Maiden Bermuda entered in a loss portfolio transfer agreement with Motors whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the GMAC RE business ($755.6 million at October 31, 2008). We received cash and U.S. government and U.S. government agency fixed maturity investments equal to the amount of loss reserves.

The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. Since the entire related infrastructure of GMAC RE, including the actuarial and claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by the Company. A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as of October 31, 2008 by underwriting year is provided in the table below.

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

These losses are treated as retroactive reinsurance under applicable GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. During 2009 and 2008, respectively, the Company amortized gains as a reduction of losses incurred of $10.8 and $1.6 million for the years ended December 31, 2009 and 2008, respectively. In 2008, the amount of this favorable development related to settlement of case reserves, primarily property claims, for amounts lower than the case reserves carried at the time of the GMAC Acquisition. These amounts which are largely timing related and are not likely to recur.

The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $18.2 million and the remaining $5.7 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2009 that are included in the accompanying balance sheet, including the unamortized gains described above, a breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as of December 31, 2009 were as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)	($ in Millions)	($ in Millions)
2000 & Prior	$22.2	$18.9	$41.1
2001	7.3	8.1	15.4
2002	14.3	17.3	31.6
2003	12.9	18.6	31.5
2004	13.1	23.1	36.2
2005	21.9	32.5	54.4
2006	42.2	59.7	101.9
2007	49.3	53.9	103.2
Jan 1 to Oct 31, 2008	54.2	47.1	101.3
Total	$237.4	$279.2	$516.6

*	underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Under the terms of the GMAC Acquisition, we have the right for a transition period of twenty-four months to have Motors front certain reinsurance business in cases where we do not have the necessary regulatory licenses or approvals. In 2009, Maiden US received all of the necessary regulatory licenses and approvals. Therefore reinsurance premiums underwritten by Maiden Re in the United States have been recorded in Maiden US and Maiden Bermuda. This business is included in the Diversified Reinsurance segment and represents 93.9% and 87.6% of the written premium for this segment for the years ended December 31, 2009 and 2008, respectively.

In June 2009, A.M. Best downgraded its rating of Motors to B++, which is an insufficient rating for many of our reinsurance clients. The impact of this downgrade is minimal as most of our clients have their liabilities collateralized in Trusts. Nevertheless, for current clients we have offered the opportunity to novate all of their policies with Motors underwritten by Maiden Re. As of December 31, 2009, approximately $158.8 million of liabilities relating to the Loss Portfolio Transfer have been novated.

Change in Reserves

The following tables (“Analysis of Consolidated Net Loss Reserves Development”) show the development of gross and net reserves for unpaid losses and loss expenses for our business for calendar years 2007 through 2009. The tables do not present accident or policy year development data. Each table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to three subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future.

Analysis of Consolidated Net Loss Reserves Development

The following table presents additional information regarding the development of gross loss reserves. The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2009 and 2008 and for the period May 31, 2007 to December 31, 2007.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$897.7	$38.5	$—
Less reinsurance recoverable at beginning of period	—	—	—
Net loss and loss adjustment expense reserves at beginning of period	897.7	38.5	—
Net incurred losses related to:
Current year	620.0	265.5	65.0
Prior years	(11.4)	(1.8)	—
	608.6	263.7	65.0
Net paid losses related to:
Current year	209.1	143.3	26.5
Prior years	303.2	16.6	—
	512.3	159.9	26.5
Acquired loss and loss expense reserve	0.2	755.6	—
Effect of foreign exchange movement	0.1	(0.2)	—
Net loss and loss adjustment expense reserves at end of period	994.3	897.7	38.5
Reinsurance recoverable at end of period	12.0	—	—
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,006.3	$897.7	$38.5

Analysis of Gross and Net Unpaid Losses and Loss Adjustment Expenses and Net Re-estimated Liability

Development of Reserve for Loss and Loss Expenses Cumulative Deficiency (Redundancy) Gross Losses

	Year Ended December 31,
	2007	2008(1)	2009
	($ in Millions)	($ in Millions)	($ in Millions)
As Originally Estimated	$38.5	$897.7	$1006.3
Liability Re-estimated as of:
One Year later	$36.7	$886.2
Two Years later	37.25
Cumulative (redundancy) deficiency	$(1.25)	$(11.4)
Cumulative claims paid as of:
One Year later	$16.58	$286.0
Two Years later	33.72
Liability Re-estimated as of:
One Year later	95.4%	98.7%
Two Years later	96.8%
Cumulative (redundancy) on gross reserve	(3.2)%	(1.3)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	31.9%
Two Years later	87.6%

	Losses Net of Reinsurance	Year Ended December 31,
		2007	2008(1)	2009
		$ in Millions	$ in Millions	$ in Millions
As Originally Estimated		$38.5	$897.7	$994.3
Liability Re-estimated as of:
One Year later		$36.7	$886.2
Two Years later		37.3
Cumulative (redundancy) deficiency		$(1.3)	$(11.4)
Cumulative claims paid as of:
One Year later		$16.6	$286.0
Two Years later		33.7
Liability Re-estimated as of:
One Year later		95.4%	98.7%
Two Years later		96.8%
Cumulative (redundancy) on gross reserve		(3.2)%	(1.3)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later		43.1%	31.9%
Two Years later		87.6%

(1)	Reserve for losses and losses include the reserves for losses and loss expenses of $755.6 million, from the GMAC Acquisition, which we acquired in October 2008.

For additional information concerning our reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for losses and loss expenses.

Our Employees

As of March 15, 2010, we had a total of 139 full-time employees. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Regulatory Matters

General

The reinsurance and regulatory environment, in particular for offshore reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. TRIA, the TRIA Extension of 2005 and the TRIA Extension of 2007 have had little impact on our business because few of our reinsurance clients are purchasing this coverage. Maiden Specialty is protected by a terrorism treaty that limits our net exposure emanating from the deductible and co-participations of these federal acts. The current US federal budget proposal contains provisions dealing with both the taxation of premium cessions to foreign affiliates and a recommendation supporting the termination of TRIA. We do not believe that either of these initiatives will have a significant impact on Maiden. We are in compliance with the recommended reinsurance cession limitation in the tax proposal. Given our focus on a diverse portfolio of regional and specialty clients and occurrence limitations contained within specific reinsurance contracts, we believe that exposure to the termination of TRIA would be limited.

Bermuda Insurance Regulation

The Insurance Act 1978 and related regulations (the “Insurance Act”) provides that no person may carry on an insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). Under the Insurance Act, insurance business includes reinsurance business. The BMA, in deciding whether to grant registration, has broad discretion to act as it thinks fit in the public interest. It is required by the Insurance Act to determine whether the applicant is a fit and proper body to be engaged in the insurance business and, in particular, whether it has, or has available to it, adequate knowledge and expertise. In addition, the BMA is required by the Insurance Act to determine whether a person who proposes to control 10%, 20%, 33% or 50% (as applicable) of the voting powers of a Bermuda registered insurer or its parent company is a fit and proper person to exercise such degree of control. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose at any time. The Insurance Act also grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies.

An Insurance Advisory Committee appointed by the Bermuda Minister of Finance advises the BMA on matters connected with the discharge of the BMA’s functions and subcommittees thereof supervise, investigate and review the law and practice of insurance in Bermuda, including reviews of accounting and administrative procedures. The Insurance Act imposes on Bermuda insurance companies solvency and liquidity standards, as well as auditing and reporting requirements. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business (“general business” being everything except for life, annuity and certain types of accident and health insurance). There are six classifications of insurers carrying on general business. Maiden Bermuda is registered as a Class 3B insurer and is regulated as such under the Insurance Act.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. For the purposes of the Insurance Act, our principal office is located at 131 Front Street, Hamilton HM12, Bermuda. Maiden Bermuda’s principal representative is Michael J. Tait, Chief Financial Officer of Maiden Bermuda. Without a reason acceptable to the BMA, an insurer may not terminate the appointment of its principal representative, and the principal representative may not cease to act as such, unless 30 days’ notice in writing to the BMA is given of the intention to do so. It is the duty of the principal representative to immediately provide a verbal notification, and thereafter make a written report to the BMA, where the principal representative believes there is a likelihood of the insurer (for which the principal representative acts) becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or believed to have occurred. Examples of such a reportable “event” include failure by the insurer to comply substantially with a condition imposed upon the insurer by the BMA relating to a solvency margin or liquidity or other ratio. The written report must set out all the particulars of the case that are available to the principal representative and must be submitted within 14 days of the principal representative’s prior verbal notification to the BMA.

Cancellation of Insurer’s Registration.  The BMA on certain grounds specified in the Insurance Act may cancel an insurer’s registration. Failure of the insurer to comply with its obligations under the Insurance Act or, if the BMA believes that the insurer has not been carrying on business in accordance with sound insurance principles, would be such grounds.

Independent Approved Auditor.  A Class 3B insurer must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer. These statements must be filed annually with the BMA in Bermuda. The independent auditor of the insurer must be approved by the BMA and may be the same person or firm that audits the insurer’s financial statements and reports for presentation to its shareholders. Maiden Bermuda’s auditor is Arthur Morris & Company.

Loss Reserve Specialist.  A Class 3B insurer is required to submit an opinion of its approved Loss Reserve Specialist with its statutory financial return in respect of its loss and loss expense provisions. The Loss Reserve Specialist will normally be a qualified casualty actuary and must be approved by the BMA.

Annual Statutory Financial Statements.  A Class 3B insurer must prepare annual statutory financial statements. The Insurance Act prescribes rules for the preparation and substance of such statutory financial statements (which include, in statutory form, a balance sheet, income statement, a statement of capital and surplus, and notes thereto). The insurer is required to give detailed information and analysis regarding premiums, claims, reinsurance and investments. The statutory financial statements are distinct from the financial statements prepared for presentation to the insurer’s shareholders under the Companies Act, which may be prepared in accordance with GAAP or other generally accepted accounting principles. An insurer is required to submit the annual statutory financial statements as part of the annual statutory financial return. The statutory financial statements and the statutory financial return do not form part of the public records maintained by the BMA or the Bermuda Registrar of Companies.

Annual Statutory Financial Return.  A Class 3B insurer is required to file with the BMA a statutory financial return no later than four months after its financial year end (unless specifically extended upon application to the BMA). The statutory financial return includes, among other matters, a report of the approved independent auditor on the statutory financial statements of the insurer, a general business solvency certificate, the statutory financial statements themselves and the opinion of the Loss Reserve Specialist. The principal representative and at least two directors of the insurer must sign the solvency certificate. The directors are required to certify whether the minimum solvency margin has been met, and the independent approved auditor is required to state whether in its opinion it was reasonable for the directors to so certify. Where an insurer’s accounts have been audited for any purpose other than compliance with the Insurance Act, a statement to that effect must be filed with the statutory financial return.

Minimum Solvency Margin and Restrictions on Dividends and Distributions.  The Insurance Act provides that the statutory assets of an insurer must exceed its statutory liabilities by an amount greater than the prescribed minimum solvency margin (i.e., the minimum amount that the statutory assets must exceed the statutory liabilities as required by the Insurance Act). A Class 3B insurer:

(1)	is required, with respect to its general business, to maintain a minimum solvency margin equal to the greatest of:
(A)	$1,000,000,
(B)	20% of net premiums written up to $6,000,000 plus 15% of net premiums written over $6,000,000, and,
(C)	15% of loss and other insurance reserves;
(2)	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividends would cause it to fail to meet such margin or ratio. If it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, the company will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year;
(3)	is prohibited from declaring dividends which could exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless at least 7 days before payment of those dividends it files with the BMA an affidavit (as to continued solvency compliance) signed by at least two directors of the insurer (one of whom must be a director resident in Bermuda if there be one) and the principal representative. Once filed the affidavit becomes a public document; and
(4)	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, and reinsurance balances receivable. There are certain categories of assets, which, unless specifically permitted by the BMA, do not qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates, and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or potential policyholders. In order to verify or supplement information otherwise provided to him, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business. An inspector may examine on oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It will be the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer, to produce to the inspector on request all books, records and documents relating to the insurer under investigation which are in its or his custody or control and otherwise to give to the inspector all assistance in connection with the investigation which it or he is reasonably able to give. If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain, or transfer to the custody of a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) to remove a controller or officer, and (9) to file a petition for the winding-up of the insurer.

Winding-Up.  The BMA may present a petition for the winding-up of an insurer on the ground that (a) the insurer is unable to pay its debts within the meaning of sections 161 and 162 of the Companies Act, or (b) the insurer has failed to satisfy an obligation to which it is or was subject by virtue of the Insurance Act, or (c) the insurer has failed to satisfy the obligation imposed upon it by section 15 as to the preparation of accounts or to produce or file statutory financial statements in accordance with section 17, and that the BMA is unable to ascertain the insurer’s financial position. In addition, if it appears to the BMA that it is expedient in the public interest that an insurer should be wound up, it may present a petition for it to be so wound up if a court thinks it just and equitable for it to be so wound up.

Disclosure of Information.  In addition to powers under the Insurance Act to investigate the affairs of an insurer, the BMA may require certain information from an insurer (or certain other persons) to be produced to it. Further, the BMA has been given powers to assist foreign regulatory authorities with their investigations involving insurance and reinsurance companies in Bermuda but subject to restrictions. For example, the BMA must be satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities of the foreign regulatory authority. Further, the BMA must consider whether cooperation with the foreign regulatory authorities is in the public interest. The grounds for disclosure by the BMA to a foreign regulatory authority without consent of the insurer are limited and the Insurance Act provides sanctions for breach of the statutory duty of confidentiality.

Objection to Existing Shareholder Controller.  For so long as Maiden Bermuda is an insurer registered under the Insurance Act, the BMA may, by written notice, object to a person holding 10%, 20%, 33%, or 50% of the voting shares of Maiden Holdings if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of voting shares and direct, among other things, that such shareholder’s voting rights attaching to the voting shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offence.

Certain Bermuda Law Considerations

Maiden Holdings and Maiden Bermuda are each designated as non-resident of Bermuda for exchange control purposes by the BMA. Pursuant to their non-resident status, Maiden Holdings and Maiden Bermuda may engage in transactions in currencies other than Bermuda dollars and there are no restrictions on either company’s ability to transfer funds (other than funds denominated in Bermuda dollars) in and out of Bermuda or to pay dividends to U.S. residents who are holders of its common shares.

Maiden Holdings and Maiden Bermuda are each incorporated in Bermuda as an “exempted company.” Under Bermuda law, exempted companies are companies formed for the purpose of conducting business outside Bermuda from a principal place of business in Bermuda. As an “exempted” company, Maiden Holdings and Maiden Bermuda may not, without the express authorization of the Bermuda legislature or under a license or consent granted by the Bermuda Minister of Finance, participate in certain business transactions, including: (i) the acquisition or holding of land in Bermuda (except that held by way of lease or tenancy agreement which is required for its business and held for a term not exceeding 50 years, or which is used to provide accommodation or recreational facilities for its officers and employees and held with the consent of the Bermuda Minister of Finance, for a term not exceeding 21 years); (ii) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000; or (iii) the carrying on of business of any kind for which it is not licensed in Bermuda, except in certain limited circumstances such as doing business with another exempted undertaking in furtherance of its business (as the case may be) carried on outside Bermuda. Maiden Bermuda is a licensed insurer in Bermuda, and so may carry on activities from Bermuda that are related to and in support of its insurance business.

Maiden Holdings and Maiden Bermuda will also need to comply with the provisions of the Companies Act regulating the payment of dividends and making distributions from contributed surplus. A company may not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts. In addition, certain provisions of the Insurance Act will limit Maiden Bermuda’s ability to pay dividends.

United States

Our U.S. Subsidiaries

Maiden US is our lead U.S. insurer, authorized as a reinsurer in 51 jurisdictions and licensed as a direct insurer in 45 states. Maiden Specialty is licensed for direct business in two states and is an authorized excess and surplus lines carrier in 49 jurisdictions (Maiden Specialty primarily writes insurance on a surplus lines basis). The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and, in the case of Maiden Re, to federal regulation ensuring consistent state regulation of insurance producers and agents. Among other things, state insurance commissioners regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. Maiden US is required to file detailed financial statements and other reports with the departments of insurance in all states in which it is licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed.

State Insurance Department Examinations

As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).

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

Statutory accounting practices established by the NAIC and adopted in part by Missouri will determine, among other things, the amount of statutory surplus and statutory net income of Maiden US, and thus determine, in part, the amount of funds that are available to pay dividends to Maiden NA.

Holding Company Regulation

Maiden NA, Maiden US and Maiden Specialty are subject to regulation under the insurance holding company laws of certain states. The insurance holding company laws and regulations vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Maiden US requires prior approval of the Director of the Missouri Department of Insurance, Financial Institutions & Professional Registration (the “Missouri Commissioner”) unless dividends will be paid out of “earned surplus.” “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Missouri Commissioner before being paid. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer’s surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Maiden US is domiciled in Missouri where any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Maiden Specialty is domiciled in North Carolina, which determines control in the same manner. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Missouri Department of Insurance, Financial Institutions & Profession Registration (the “Missouri Insurance Department”) and receive approval from the Missouri Insurance Department or rebut the presumption of control before such acquisition. An investor acquiring beneficial ownership would need to obtain approval as to the change of control of Maiden Specialty from the North Carolina Department of Insurance or rebut the presumption of control.

Risk-Based Capital.  U.S. insurers are also subject to risk-based capital (or RBC) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. As of December 31, 2009, Maiden US and Maiden Specialty each had adjusted capital in excess of amounts requiring company or regulatory action.

NAIC Ratios.  The NAIC Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2009, Maiden US and Maiden Specialty did not have an IRIS ratio range warranting any regulatory action.

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

Federal Initiatives.

Although the U.S. federal government typically does not directly regulate the business of insurance and reinsurance, federal initiatives often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years and, since January 2009, the U.S Treasury Department, as part of its broad proposals to reform regulation of the financial services industry, has proposed legislation that would impact the insurance and reinsurance industry. There are also a variety of other proposals being considered by the U.S. House of Representatives and Senate that directly or indirectly would impact the insurance and reinsurance industry if adopted. Additionally, the 2011 budget proposed by President Obama includes a provision that would change the tax treatment for certain reinsurance premiums paid to affiliated foreign insurance companies. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

In 2002, former President George W. Bush signed TRIA into law. TRIA provides for the federal government to share with the insurance industry the risk of loss arising from future acts of terrorism. Participation in the program for U.S. commercial property and casualty insurers is mandatory. Each participating insurance company must pay covered losses equal to a deductible based on a percentage of direct earned premiums for specified commercial insurance lines from the previous calendar year. Prior to 2008, the federal backstop covered 85% of losses in excess of the company deductible subject to an annual cap of $100 billion. While TRIA appears to provide the property and casualty sector with an increased ability to withstand the effect of potential terrorist events, any company’s results of operations or equity could nevertheless be materially adversely impacted, in light of the unpredictability of the nature, severity or frequency of such potential events. TRIA was originally scheduled to expire at the end of 2005, but President Bush signed the TRIA Extension of 2005 into law on December 22, 2005, which extended TRIA, with some amendments, through December 31, 2007. TRIA was again extended by President Bush on December 26, 2007 when he signed into law the TRIA Extension of 2007. The TRIA Extension of 2007 reauthorized TRIA through December 31, 2014. The TRIA Extension of 2007 is substantially similar to the original TRIA and the TRIA Extension of 2005. One notable difference was the revised definition of an “act of terrorism.” Prior to the TRIA Extension of 2007, TRIA and the TRIA Extension of 2005 applied only to acts of terrorism carried out on behalf of foreign persons or interests. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism,” which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply to excess and surplus lines insurers, like Maiden Specialty.

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

Where You Can Find More Information

We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Schroeder’s House, 131 Front Street, Hamilton HM 12, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Annual Report on Form 10-K and other documents we file with the SEC include the following:

Risks Related to Our Business

The continuing global recession and financial crisis could materially and adversely affect our business, our liquidity and financial condition.

Global economies and financial markets have continued to experience significant weakness, unprecedented volatility and disruption including, among other things, dislocation in the mortgage and asset-backed securities markets, deleveraging and decreased liquidity generally, widening of credit spreads, bankruptcies and government intervention in a number of large financial institutions. These events have resulted in extraordinary responses by governments worldwide. While the severity of these conditions somewhat abated during 2009, significant departures from historical norms are continuing in many of these elements. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged economic downturn or recession, our results of operations, our financial condition and/or liquidity, and competitor landscape could be materially and adversely affected.

A weak recovery from the prolonged recession, including a resumption of the recession and other adverse consequences as a result of the significant turmoil in the U.S. and international financial markets, could harm our business, our liquidity and financial condition, and our share price.

The U.S. and international financial markets have been severely disrupted. While economic conditions in individual economies including the United States have improved to meet the technical definition of an end to the recession which began in 2007, underlying economic factors remain very weak. The possibility of: (a) a significantly weaker recovery compared to historical post-recession periods, or (b) a resumption of a recession appears to remain elevated and either condition may potentially affect various aspects of our business, including the demand for and claims made under our products, our counterparty credit risk and the ability of our customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Continued volatility in the U.S. and other securities markets may also adversely affect our share price.

There is limited historical information available for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of our limited operating history and the GMAC Acquisition in November 2008, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations. Because our underwriting and investment strategies differ from other participants in the property and casualty reinsurance and insurance markets, you may not be able to compare our business or prospects to other property and casualty reinsurers.

We are dependent on AmTrust and its subsidiaries for a substantial portion of our business.

AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Quota Share Agreement with AmTrust’s Bermuda reinsurance subsidiary AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of the policies written by AmTrust. With the acquired GMAC RE portfolio and growth in other client relationships in 2009, AmTrust represents a significantly smaller percentage of the overall portfolio in 2009.

Accordingly, we are dependent on AmTrust and its subsidiaries for a substantial portion of our business. Our Quota Share Agreement with AII has been renewed for an additional three years (until June 30, 2013), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below “A-”). The Quota Share Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Quota Share Agreement would significantly reduce our revenues and would have a material adverse effect on us.

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

We entered into the Quota Share Agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which we and AmTrust agreed that we will cause Maiden Bermuda to enter into the Quota Share Agreement. The asset management agreement with an AmTrust subsidiary, the reinsurance brokerage agreement with an AmTrust subsidiary, the warrants issued to our Founding Shareholders and the expired provisional employment agreement with our former Chief Executive Officer (and present director of Maiden Bermuda) Max G. Caviet were negotiated while we were an affiliate of AmTrust. These circumstances could increase the likelihood that the Internal Revenue Service (the “IRS”) would claim that the agreements between us and AmTrust were not concluded on an arm’s-length basis and any such assertion, if not disproved by us, could result in adverse tax consequences to us.

Because (i) our Founding Shareholders collectively own or control approximately 59% of the outstanding shares of AmTrust’s common stock, (ii) our Founding Shareholders sponsored our formation, and (iii) our Founding Shareholders’ common shares, together with the 10-year warrants to purchase additional common shares that we issued to our Founding Shareholders in connection with our formation and capitalization, as well as common shares issued in the TRUPS Offering, represent approximately 30.1% of our outstanding common shares assuming all of the warrants are exercised, we therefore may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.

The Chairman of the Board currently holds the positions of President, Chief Executive Officer and director of AmTrust, and our former Chief Executive Officer and present director of Maiden Bermuda is currently employed by AmTrust as an executive officer. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Barry D. Zyskind, our non-executive Chairman of the Board, is the President, Chief Executive Officer and director of AmTrust and, as such, he does not serve our company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. In addition, Max G. Caviet, our former Chief Executive Officer and present director of Maiden Bermuda, is currently employed by AmTrust as an executive officer. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and AmTrust diverge. Because AmTrust was our only significant customer until November 2008, remains our largest customer, and is expected to remain our largest customer for at least the next several years, AmTrust has the ability to significantly influence such situations.

One of our Founding Shareholders owns ACAC. This may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and ACAC diverge. Because it is anticipated that ACAC will be a significant customer for at least the next several years, ACAC has the ability to significantly influence such situations.

If opportunities for writing reinsurance and insurance through Maiden Re and Maiden US do not materialize as we expect, our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew and write new reinsurance and insurance through Maiden Re and Maiden US. However, we cannot assure you that Maiden Re and Maiden US will retain its customers or write new business as we expect. Other companies might offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business and have a material adverse effect on our ability to fully implement our business strategy as well as on our financial condition and results of operations.

We are dependent on our key executives. We may not be able to attract and retain key employees or successfully integrate our new management team to fully implement our newly formulated business strategy.

Our success depends largely on the senior management of Maiden Holdings, which includes, among others, Art Raschbaum, our President and Chief Executive Officer, John Marshaleck, our Chief Financial Officer, Karen Schmitt, our President of Maiden Re, Maiden US and Maiden Specialty, and Patrick J. Haveron, our Executive Vice President. We have entered into employment agreements with Messrs. Raschbaum, Marshaleck and Schmitt, as well as with seven additional former key employees of GMAC RE. Excluding Mr. Haveron, who joined the Company in September 2009, these employees were instrumental in developing the book of business with the former GMAC RE and have been managing the retention of that business as it has transferred to Maiden US and Maiden Specialty. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

Maiden Bermuda, Maiden US and Maiden Specialty have received financial strength ratings of “A-” (Excellent) from A.M. Best. Ratings downgrades of either company may adversely affect our competitive position and our ability to meet our financial goals.

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda, Maiden US and Maiden Specialty have each received a financial strength rating of “A-” (Excellent) with a stable outlook from A.M. Best, which is the fourth highest of sixteen rating levels. A rating from A.M. Best indicates A.M. Best’s opinion of our financial strength and ability to meet ongoing obligations to our future policyholders, and it is not an evaluation directed to our investors in our common shares or trust preferred securities, nor is it a recommendation to buy, sell or hold our common shares or trust preferred securities.

The ratings of Maiden Bermuda, Maiden US and Maiden Specialty are subject to periodic review by, and may be revised downward or revoked at the sole discretion of A.M. Best. If A.M. Best were to downgrade Maiden Bermuda’s rating below “A-,” AII would have the right to terminate the Quota Share Agreement. More generally, if A.M. Best were to downgrade either Maiden Bermuda, Maiden US or Maiden Specialty, its competitive position would suffer, and its ability to market its products, to obtain customers and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because AmTrust and our other insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. We used approximately $450.0 million of the $500 million in net proceeds we received from a private offering and the $50 million our Founding Shareholders invested in us to capitalize Maiden Bermuda in 2007. We used the $260 million raised in the TRUPS Offering in January 2009 to capitalize Maiden US. We may need to raise additional funds to further capitalize Maiden Bermuda, Maiden US and/or Maiden Specialty. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into an unsecured revolving credit facility and a term loan facility with one or more syndicates of lenders. We currently have no commitment from any lender with respect to a credit facility or a loan facility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares. If we cannot obtain adequate capital, our business, results of operations and financial condition could be adversely affected.

We may not be able to manage our growth effectively.

We expect our business to grow in the future as we continue our relationships with existing customers while seeking opportunities to reinsure other insurance companies operating in similar niches. We do not have specific targets or time frames for growth. Expansion of our business could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ nine non-Bermudians in our Bermuda office including our Chief Executive Officer, our Chief Financial Officer, our Chief Underwriting Officer, our Chief Actuarial Officer and our Chief Accounting Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. The Bermuda government’s policy places a six year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Our actual (re)insured losses may be greater than our loss reserves, which would negatively impact our financial condition and results of operations.

We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer. After we begin to write reinsurance business and to recognize liabilities for unpaid losses, we will establish loss reserves as balance sheet liabilities. These reserves will represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of our reserving process, we will review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

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

We market our reinsurance products primarily through brokers and expect that we will derive a significant portion of our business from a limited number of brokers. Our failure to further develop or maintain relationships with brokers from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we anticipate that we will frequently pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers in turn are required to pay and will pay these amounts over to the clients that have purchased reinsurance from us. If a broker fails to make such a payment, in a significant majority of business that we will write, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations, notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the brokers. Consequently, we will assume a degree of credit risk associated with brokers with whom we work with respect to most of our reinsurance business.

The occurrence of severe catastrophic events may have a material adverse effect on our financial results and financial condition.

Although our business focus generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. These losses could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

The property and casualty insurance and reinsurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance and reinsurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although the financial performance of an individual insurance or reinsurance company is dependent on its own specific business characteristics, the profitability of most property and casualty insurance and reinsurance companies tends to follow this cyclical market pattern. Beginning in 2000 and accelerating in 2001, the property and casualty insurance and reinsurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. We believe these trends slowed beginning in 2004 and the market transitioned to a more competitive environment in which underwriting capacity and price competition has increased. This additional underwriting capacity has resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline. Further in 2009, a diminished number of natural catastrophes, which typically result in lower industry pricing, combined with a recovery in the value of risk assets held by reinsurers, have resulted in capital positions which are more robust across the industry. As a result, this competitive environment has continued through the end of 2009 and we anticipate that this environment will continue in 2010.

Because this cyclicality is due in large part to the actions of our competitors and general economic factors beyond our control, we cannot predict with certainty the timing or duration of changes in the market cycle. These cyclical patterns, the actions of our competitors, and general economic factors could cause our revenues and net income to fluctuate, which may cause the price of our common shares to be volatile.

Negative developments in the workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

Although we engage in other businesses, 30.6% of net premium written in 2009 was attributable to reinsurance of workers’ compensation insurance. As a result, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing workers’ compensation insurance, this could negatively affect the workers’ compensation insurance industry in the affected markets. Currently, reductions in the number of people employed has affected the underlying payrolls which are generally the basis for insurance premiums charged and subsequently paid to reinsurers for the protection we offer.

In California, our largest state in terms of workers’ compensation premium volume, and in certain other states, insurance regulators set the premium rates. Insurance regulators may set rates below those required to maintain profitability on our worker’s compensation business.

A substantial portion of our funds will be loaned to AII to be placed in trusts for the benefit of AmTrust’s insurance companies or will be placed in trusts for the benefit of other ceding companies.

Generally, under U.S. state insurance laws, a ceding company is not permitted to take credit for reinsurance in its statutory financial statements (meaning that it is not permitted to reduce its liabilities in such financial statements by the amount of losses ceded to a reinsurer) unless the reinsurer is accredited, licensed or otherwise approved by the insurance regulator in the ceding company’s state of domicile or provides collateral to secure its obligations to the ceding company under the reinsurance agreement. Acceptable collateral for these purposes can take a number of forms, including a “funds withheld” account (in which the ceding company retains control of the funds representing premiums transferred to the reinsurer and deducts ceded losses from such funds), letters of credit or a trust account established for the benefit of the ceding company (often called a “Regulation 114 trust”). We expect that Maiden Bermuda will not be an accredited, licensed or otherwise approved reinsurer in any U.S. state and that it will establish Regulation 114 trusts or post letters of credit for the benefit of its ceding companies domiciled in the United States (or, in the case of reinsurance of business written by U.S. subsidiaries of AmTrust, that it will lend funds on an unsecured basis to AII as described below). A Regulation 114 trust must be funded in an amount equal to the reinsurer’s obligations to the ceding company in order for the ceding company to receive credit for reinsurance on its statutory financial statements. As a result of our planned use of Regulation 114 trusts, a substantial portion of our assets will not be available to us for other uses, which will reduce our financial flexibility.

Further, Maiden Bermuda has agreed to collateralize its obligations under the Quota Share Agreement with AII by one or more of the following methods at the election of Maiden Bermuda:

•	by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement between Maiden Bermuda and AII with such funds being deposited by AII into the trust accounts established or to be established by AII for the sole benefit of AmTrust’s U.S. insurance subsidiaries pursuant to the reinsurance agreements between AII and those AmTrust subsidiaries;
•	by transferring to AII assets for deposit into those trust accounts;
•	by delivering letters of credit to the applicable U.S. AmTrust insurance subsidiaries on behalf of AII; or
•	by requesting that AII cause such AmTrust insurance subsidiary to withhold premiums in lieu of remitting such premiums to AII.

As a result of our planned use of Regulation 114 trusts accounts or letters of credit and our election to lend funds to AII, a substantial portion of our assets, including a disproportionate share of our higher-quality fixed-income investments, will not be available to us for other uses, which will reduce our financial flexibility.

If collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless an AmTrust insurance company subsidiary is domiciled in the United States. Maiden Bermuda currently is satisfying its collateral requirements under the Quota Share Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement. As of December 31, 2009, $168.0 million was on loan to AII.

Maiden Bermuda is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Bermuda’s assets from their trust account, draws down on its letter of credit or misapplies withheld funds that are due to Maiden and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Bermuda to recover any such amounts to which we are entitled than it would be if Maiden Bermuda had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Bermuda any collateral provided by

Maiden Bermuda that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Bermuda. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Bermuda chooses not to terminate the Quota Share Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically.

Legislative and regulatory proposals in the United States could adversely affect our financial condition and results of operations.

The U.S. Congress continues to examine a possible modification or repeal of the McCarran-Ferguson Act, which exempts the insurance industry from federal antitrust laws, has been on the agenda of the Congress for some time. We cannot assure you that the McCarran-Ferguson Act will not be modified or repealed, or that any such repeal, if enacted, would not have an enforcement action and litigation on our business and financial condition.

Further, from time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years and, since January 2009, the U.S Treasury Department, as part of its broad proposals to reform regulation of the financial services industry, has proposed legislation that would impact the insurance and reinsurance industry. There are also a variety of other proposals being considered by the U.S. House of Representatives and Senate that directly or indirectly would impact the insurance and reinsurance industry if adopted.

We compete with a large number of companies in the reinsurance industry for underwriting revenues.

We compete with a large number of other companies in our selected lines of business. There are many reinsurers throughout the world, and new reinsurance companies, based in Bermuda or elsewhere, may be formed at any time. We will compete with major U.S. and non-U.S. reinsurers that offer the lines of reinsurance that we will offer, target the same market as we do and utilize similar business strategies. We compete with various reputable and established reinsurers, such as Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., Platinum Underwriters Holdings, Ltd., PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., White Mountains Re Group, Odyssey Re Holdings Corp., W.R. Berkley Corp., and Everest Re Group, Ltd.

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

Even though the AmTrust quota share is now less than 40% of our overall business, because a substantial portion of our reinsurance business remains with AmTrust, our results will be dependent on the results of operations of AmTrust’s insurance company subsidiaries. Via the Quota Share Agreement with AII, we reinsure 40% of the losses of AmTrust’s insurance company subsidiaries, net of reinsurance with unaffiliated reinsurers. If market conditions change during the term of this agreement, we will be adversely affected should AmTrust’s underwriting results deteriorate during that period.

Reinsurance of ACAC’s insurance companies could expose us to substantial liability.

Because a substantial portion of our reinsurance business will be with ACAC, our results will be dependent on the results of operations of ACAC’s insurance company subsidiaries. We have entered into the quota share agreement with ACAC through which we reinsure 25% of the losses of ACAC’s insurance company subsidiaries, net of reinsurance with unaffiliated reinsurers. If market conditions change during the term of this agreement, we will be adversely affected should ACAC’s underwriting results deteriorate during that period.

We will not be able to control AmTrust’s decisions relating to its other reinsurance, and AmTrust may change its reinsurance in ways that adversely affect us.

The reinsurance ceded by AmTrust is net of any reinsurance that AmTrust obtains from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums (net of commissions in the case of AmTrust’s UK subsidiary) net of premiums ceded to unaffiliated reinsurers, and will be liable for 40% of losses and loss adjustment expenses on the ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust purchases from unaffiliated reinsurers. AmTrust may change its unaffiliated reinsurance in ways that may adversely affect us. For example, if AmTrust purchases less excess of loss reinsurance, the amount of risk ceded to us under the Quota Share Agreement with AII will increase, although the Quota Share Agreement excludes coverage of any policy written by AmTrust in which AmTrust’s net retention exceeds $5 million. Conversely, if AmTrust chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust would reduce our revenues.

We may face substantial exposure to losses from terrorism.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The Terrorism Risk Insurance Act of 2002 (“TRIA”) requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”) extended the federal assistance program through 2007, but it also set a per-event threshold that must be met before the federal program becomes applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) currently extends the federal assistance program through 2014. However, the Obama administration has proposed an elimination of the program in its fiscal 2011 budget. It is uncertain at this time whether the program will continue through its scheduled expiration date.

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

Pursuant to the Quota Share Agreement and the reinsurance agreements that we anticipate that our reinsurance subsidiaries will enter into with others, our subsidiaries will reinsure a portion of each ceding insurer’s losses resulting from terrorism. With respect to those reinsurance agreements that we have entered into to date, either terrorism coverage is specifically excluded or we do not consider exposure to terrorist acts to be significant. Although we expect that Maiden Bermuda will seek to retrocede some or all of this terrorism risk to unaffiliated reinsurers, it may be unable to do so on terms that it considers favorable, or at all.

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

We expect that dividends and other permitted distributions from Maiden Bermuda and Maiden NA will be our sole source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, will restrict the declaration and payment of dividends and the making of distributions by Maiden Bermuda, unless specific regulatory requirements are met. In addition, Maiden Bermuda might enter into contractual arrangements in the future that could impose restrictions on any such payments. If we cannot receive dividends or other permitted distributions from Maiden Bermuda as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. Maiden Bermuda is currently able to pay us dividends of approximately $84.9 million. The inability of Maiden Bermuda to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of Maiden US to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings, which may not, in turn, be able to pay dividends to shareholders. As of December 31, 2009, Maiden US could pay dividends to Maiden NA of approximately $25.9 million without prior regulatory approval. Any dividends paid by Maiden US would reduce its surplus.

Insurance statutes and regulations in jurisdictions outside and inside the United States could affect our profitability and restrict our ability to operate.

Maiden Bermuda is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. We intend that Maiden Bermuda will not be registered or licensed as an insurance company in any jurisdiction outside Bermuda, will conduct business through offices in Bermuda and will not maintain an office or conduct any insurance or reinsurance activities in the United States or elsewhere outside of Bermuda. Nevertheless, we expect that a large portion of the gross premiums written by Maiden Bermuda will be derived from (1) the Quota Share Agreement with AII, pursuant to which Maiden Bermuda reinsures a quota share of insurance written by AmTrust’s insurance subsidiaries, (2) the quota share agreement with ACAC, pursuant to which Maiden Bermuda reinsures a quota share of insurance written by ACAC’s insurance subsidiaries, and (3) from reinsurance contracts entered into with entities domiciled in the United States. Inquiries into or challenges to the insurance activities of Maiden Bermuda may still be raised in the future.

In addition, even if Maiden Bermuda, as a reinsurer, is not directly regulated by applicable laws and regulations governing insurance in the jurisdictions where its ceding companies operate, these laws and regulations, and changes in them, can affect the profitability of the business that is ceded to Maiden Bermuda, and thereby affect our results of operations. The laws and regulations applicable to direct insurers could indirectly affect us in other ways as well, such as collateral requirements in various U.S. states to enable such insurers to receive credit for reinsurance ceded to us.

In the past, there have been Congressional and other proposals in the United States regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the United States. Our exposure to potential regulatory initiatives could be heightened by the fact that Maiden Bermuda is intended to be domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters as compared with larger jurisdictions such as the U.S. or the leading European Union countries. This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future, including potentially seeking independence.

If Maiden Bermuda were to become subject to any insurance laws and regulations of the United States or any U.S. state, which are generally more restrictive than Bermuda laws and regulations, at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on our ability to conduct business and on our financial condition and results of operations.

In recent years, the state insurance regulatory framework in the U.S. has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance and reinsurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are re-examining existing laws and regulations, specifically focusing on modifications to holding company regulations, interpretations of existing laws and the development of new laws. Any proposed or future legislation or NAIC initiatives may be more restrictive than current regulatory requirements or may result in higher costs.

A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and approximately 5-10% in other securities which may include high-yield securities and equity securities. As of December 31, 2009, the fixed income securities of $1.7 billion in our investment portfolio represented 86.6% of our total cash and invested assets, of which $5.5 million or 0.3% were other investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we intend to classify substantially all of our invested assets as available for sale, we expect changes in the market value of our securities will be reflected in shareholders’ equity. Our board of directors has established our investment policies and our executive management is implementing our investment strategy with the assistance of AII Insurance Management Limited, our investment manager. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility. General economic conditions and overall market conditions may be adversely affected by U.S. involvement in hostilities with other countries and large-scale acts of terrorism, or the threat of hostilities or terrorist acts.

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

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. For example, from the summer of 2007 through the first half of 2009, segments of the bond market experienced a substantial decline due to spillover effects from the problems affecting the subprime mortgage industry, along with a general reduction in the amount of liquidity in credit markets as a whole. While the difficult conditions in the credit market that existed have somewhat abated in recent months, general ongoing economic weakness and uncertainty could continue to affect many types of fixed income securities, leading to periods of higher than average price volatility which could affect our shareholders equity and results of operations if we were required to sell securities at a time of price weakness.

We may invest a portion of our portfolio in below investment-grade securities. Borrowers that issue below investment-grade securities are more sensitive to adverse economic conditions, including a recession. The risk of default by these borrowers and the risk that we may not be able to recover our investment are significantly greater than for other borrowers. We also may invest a portion of our portfolio in equity securities, including hedge funds, which are more speculative and more volatile than debt securities.

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

The interests of our Founding Shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of March 15, 2010, our Founding Shareholders beneficially control approximately 30.1% of our outstanding common shares assuming the exercise of their warrants in Maiden. Although they do not act as a group, our Founding Shareholders exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.065 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.065 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints.

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

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 15, 2010, 70,291,757 common shares are outstanding. In addition, we have reserved 2,800,000 shares for issuance under our 2007 Share Incentive Plan. Under this plan, we have granted options exercisable for, in the aggregate, 2,036,542 of our common shares. In addition, we issued ten-year warrants to our Founding Shareholders to purchase an additional 4,050,000 of our common shares. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

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

Under Bermuda law, for so long as Maiden Holdings has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden Holdings and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

In addition to the foregoing, we are subject to U.S. state statutes governing insurance holding companies, which generally require that any person or entity desiring to acquire direct or indirect control of any of our U.S. insurance company subsidiaries obtain prior regulatory approval. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Under the laws of most U.S. states, any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. These laws may also discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

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

Interested Directors.  Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law such transaction would not be voidable if:

•	the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;
•	such material facts are disclosed or are known to the shareholders entitled

•	to vote on such transaction and the transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•	the transaction is fair as to the corporation as of the time it is authorized, approved or ratified.

Under Delaware law, such interested director could be held liable for a transaction in which such director derived an improper personal benefit.

Mergers and Similar Arrangements.  The amalgamation of a Bermuda company with another company or corporation (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate with another Bermuda company or with a body incorporated outside Bermuda. In the case of an amalgamation, a shareholder may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the transaction.

Shareholders’ Suit.  The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many United States jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

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

We have been previously advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this Report, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the United States and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Risks Related to Taxation

We may become subject to taxes in Bermuda after 2016, which may have a material adverse effect on our financial condition and operating results and on an investment in our shares.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Maiden Holdings and Maiden Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Maiden Holdings, Maiden Bermuda or any of their respective operations or their respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by them) until March 28, 2016. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 28, 2016. Since Maiden Holdings and Maiden Bermuda are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

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

If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the United States, it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the United States income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the United States through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the United States, in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the United States, (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries and ACAC’s insurance subsidiaries, (iii) Maiden Bermuda has entered into a brokerage services agreement with IGI Intermediaries, Inc. (“IGI Inc.”) (an AmTrust subsidiary that provides brokerage services in the United States), (iv) our Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust, and (c) one of our directors is related to a director of AmTrust and a significant shareholder of AmTrust, (v) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, and (vi) the activities conducted outside the United States related to Maiden Bermuda’s start-up were limited, thus we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

Potential Additional Application of the Federal Insurance Excise Tax.  The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear. Maiden Bermuda has not determined if the FET should be applicable with respect to risks ceded to it by, or by it to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to Maiden Bermuda by a non-U.S. insurance company, or by Maiden Bermuda to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to Maiden Bermuda with respect to such risks.

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

For purposes of this discussion, the term “U.S. Person” means: (i) an individual citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (1) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (2) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

Because our Founding Shareholders owned all of the shares of Maiden Holdings prior to July 3, 2007, Maiden Holdings was a CFC during the period of 2007 prior to July 3, 2007. Following the 2007 private offering, Barry Zyskind may be treated as a 10% U.S. Shareholder of Maiden Holdings and Maiden Bermuda as a result of his seat on the board of Maiden Holdings and George Karfunkel and/or Michael Karfunkel may be treated as a 10% U.S. Shareholder of Maiden Holdings and Maiden Bermuda as a result of Yehuda Neuberger’s seat on the board of Maiden Holdings, because of Mr. Neuberger’s significant familial connections to the Karfunkels and, through them, to AmTrust. We believe, subject to the discussion below, that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power and other factors, no U.S. Person who acquired our shares directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of Maiden Holdings’ or Maiden Bermuda’s shares. However, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person (other than the Founders Shareholders) who owns our shares will not be characterized as a 10% U.S. Shareholder.

U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Bermuda’s related person insurance income.

If U.S. persons are treated as owning 25% or more of Maiden Bermuda’s shares (by vote or by value) (as is expected to be the case) and the related person insurance income (or RPII) of Maiden Bermuda (determined on a gross basis) were to equal or exceed 20% of Maiden Bermuda’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Bermuda (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Bermuda. As of December 31, 2009, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ending December 31, 2009 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains if any.

The RPII rules provide that if a U.S. Person disposes of shares in a non-U.S. insurance corporation in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Maiden Holdings will not be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the U.S. Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The U.S. Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to Maiden Holdings and Maiden Bermuda is uncertain.

U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if Maiden Holdings is considered to be a passive foreign investment company.

If Maiden Holdings is considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Maiden Holdings were considered a PFIC, upon the death of any U.S. individual owning our shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that we will not be deemed a PFIC by the IRS. For example, if Maiden Bermuda is not able to expand its reinsurance business beyond its agreements with AmTrust, the IRS may successfully conclude that we should be characterized as a PFIC. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.

The IRS may take the position that transactions between AmTrust and Maiden Bermuda do not constitute insurance or that Maiden Bermuda is not engaged in the active conduct of an insurance business, due to the proportion of Maiden Bermuda’s premiums provided by AmTrust subsidiaries.

The IRS, in Revenue Ruling 2005-40, took the position that a transaction between an insurer and an insured did not provide risk distribution, and thus was not insurance for U.S. federal income tax purposes, when the insured provided over 90% of the insurer’s premiums for the year. We do not believe the IRS would attempt to apply such a rule to quota share reinsurance transactions in which the ceding company cedes a significant number of unrelated risks to the reinsurer, even if the ceding company provided substantially all of the reinsurer’s business, nor do we believe the IRS would be successful if it took such a position. Nevertheless, if the IRS successfully asserted such a position, and transactions between AmTrust and Maiden Bermuda were not considered insurance, Maiden Holdings could be considered a PFIC. Further, it is possible that Maiden Bermuda may not qualify for the insurance income exception to the PFIC rules for any taxable year in which its only business was the reinsurance of affiliates of AmTrust. As noted above, there could be material adverse tax consequences for an investor were Maiden Holdings to be considered a PFIC.

The Quota Share Agreement between Maiden Bermuda and AmTrust may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

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

In the past, legislation has been introduced in the U.S. Congress (but not enacted) intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse effect on us, or our shareholders. For example, President Obama’s 2011 budget proposal would reduce or eliminate the tax deduction for reinsurance premiums paid by a U.S. insurer or reinsurer to an affiliate in a lower tax jurisdiction, such as Bermuda. Another proposal would treat foreign corporations as U.S. corporations for tax purposes if management and control occur primarily in the United States. Any such change in U.S. tax law could have a material adverse effect on the Company.

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

A company which is resident in the UK for UK corporation tax purposes is subject to UK corporation tax in respect of its worldwide income and gains. Neither Maiden Holdings nor Maiden Bermuda is incorporated in the UK. Nevertheless, Maiden Holdings or Maiden Bermuda would be treated as being resident in the UK for UK corporation tax purposes if its central management and control were exercised in the UK. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Bermuda intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the UK, for UK tax purposes. However, Her Majesty’s Revenue & Customs could challenge our tax residence status.

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

The directors and officers of Maiden Bermuda intend to operate the business of Maiden Bermuda in such a manner that it does not carry on a trade in the UK through a permanent establishment in the UK. Nevertheless, Her Majesty’s Revenue & Customs might contend successfully that Maiden Bermuda is trading in the UK through a permanent establishment in the UK because there is considerable uncertainty as to the activities which constitute carrying on a trade in the UK through a permanent establishment in the UK.

The UK has no income tax treaty with Bermuda. Companies that are neither resident in the UK nor entitled to the protection afforded by a double tax treaty between the UK and the jurisdiction in which they are resident are liable to income tax in the UK, at the basic rate of 22%, on the profits of a trade carried on in the UK, where that trade is not carried on through a permanent establishment in the UK. The directors and officers of Maiden Bermuda intend to operate the business in such a manner that Maiden Bermuda will not fall within the charge to income tax in the UK (other than by way of deduction or withholding) in this respect.

If either Maiden Holdings or Maiden Bermuda were treated as being resident in the UK for UK corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the UK, whether through a permanent establishment or otherwise, the results of our operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Bermuda (our corporate headquarters) and the United States for the operation of our business. We also lease apartments for employee use in Bermuda. Our leases have remaining terms ranging from 7 months to approximately 3 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 12 of the notes to the consolidated financial statements in the Form 10-K.

We executed an office space lease in Hamilton, Bermuda commencing September 1, 2009 for Maiden Holdings and Maiden Bermuda. The initial term of this agreement expires on November 1, 2012 with one option of five years. We have an office space lease in Mount. Laurel, New Jersey expiring on May 31, 2015 for use by Maiden Re, Maiden US and Maiden Specialty. We also have four other office space leases in the United States and four apartment leases in Bermuda with various expiry dates.

Item 3. Legal Proceedings.

In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. We believe that we had ample reason for terminating such employment for good and sufficient legal cause, and we believe that the claim is without merit and are vigorously defending this claim. On December 31, 2009, the U.S. Department of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin has appealed, and our motion to dismiss the appeal has been filed.

In June 2008, a derivative action on behalf of AmTrust against Maiden Holdings, Maiden Bermuda and certain officers and directors of AmTrust was filed in the Supreme Court of the State of New York, County of New York. This complaint alleges that AmTrust’s transactions with Maiden Holdings and Maiden Bermuda unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden Holdings, at the expense of AmTrust and that AmTrust’s directors breached their fiduciary duty to AmTrust by approving them. The plaintiff further alleges claims for breach of their duty of loyalty to and employment agreements with AmTrust against Messrs. Zyskind, Caviet and Pipoly for accepting positions at

Maiden Holdings and/or Maiden Bermuda. The complaint seeks damages from the individual defendants and Maiden Holdings and judgment declaring the Maiden Holdings and Maiden Bermuda transactions void. Maiden and the individual defendants moved to dismiss the complaint and the court denied the motion. Discovery is pending. Nothing further has been scheduled in the case. Maiden and each of the defendants believe the Complaint is without merit and continue to vigorously defend the action.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

Item 4. (Removed and Reserved)

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

	High	Low
2008:
Second quarter (May 6 – June 30)	$10.00	$6.06
Third quarter	$8.30	$1.05
Fourth quarter	$5.26	$2.75
2009:
First quarter	$5.10	$3.61
Second quarter	$6.64	$4.10
Third quarter	$8.10	$6.10
Fourth quarter	$8.22	$6.63

At March 15, 2010, there were 22 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the year ended December 31, 2009, we declared regular quarterly dividends totaling $0.245 per common share. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the United States. See Item 1 “Business — Regulatory Matters,” Item 7 “Management’s Discussion and Analysis of Financial Condition,” “Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements,” and Note 15 of the notes to consolidated financial statements included in this Form 10-K.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and NASDAQ Insurance Index for the period beginning on May 6, 2008, the date of our listing on NASDAQ, and ending on December 31, 2009, assuming $100 was invested on January 1, 2009. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

Item 6. Selected Financial Data.

The following tables set forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2009 and December 31, 2008 and as of December 31, 2007 and for the period from May 31, 2007 (inception) to December 31, 2007. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Operations Data:
Gross premiums written	$1,048.7	$727.4	$247.3
Net premiums written	1,030.4	727.4	247.3
Net earned premium	$919.9	$420.1	$110.2
Net investment income	62.9	37.2	15.2
Net realized investment gains (losses)	0.3	(37.5)	0.2
Total Revenue	983.1	419.8	125.6
Loss and loss adjustment expenses	608.6	263.7	65.0
Commissions and other acquisition expenses	241.4	119.7	35.5
Other operating expenses	32.1	15.0	3.0
Junior subordinated debt interest expense	34.4	—	—
Amortization of intangible assets	6.6	1.2	—
Foreign exchange (gain) loss	(2.4)	1.4	—
Deferred tax expense	1.3	—	—
Total Expenses	922.0	401.0	103.5
Net income	$61.1	$18.8	$22.1
Per Share Data:
Earnings per common share(1):
Basic and diluted	$0.88	$0.32	$0.44
Diluted	$0.87	$0.32	$0.44
Weighted average number of common shares outstanding:
Basic	69,646,804	59,344,912	50,759,772
Diluted	70,060,197	59,344,912	50,759,772
Dividends declared per share	$0.245	$0.210	$0.025

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
Selected Consolidated Ratios:
Loss and loss expense ratio(2)	66.2%	62.8%	59.0%
Acquisition cost ratio(3)	26.2%	28.5%	32.2%
General and administrative expense ratio(4)	3.5%	3.5%	2.7%
Expense ratio(5)	29.7%	32.0%	34.9%
Combined ratio(6)	95.9%	94.8%	93.9%

	As of December 31,
	2009	2008	2007
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$107.4	$131.9	$35.7
Restricted cash and cash equivalents	144.9	409.3	—
Investments at fair market value	1,667.2	1,125.2	490.4
Reinsurance balances receivable	208.5	71.9	28.0
Loan to related party	168.0	168.0	113.5
Deferred acquisition cost	173.0	104.5	44.2
Total assets	2,636.9	2,128.6	715.6
Loss and loss adjustment expense reserves	1,006.3	897.7	38.5
Unearned premiums	583.5	444.5	137.2
Securities sold under agreements to repurchase, at contract value	95.4	232.6	—
Junior subordinated debt	215.1	—	—
Total shareholders’ equity	676.5	509.8	537.3
Book value per share(7)	$9.62	8.70	$9.02

(1)	Please refer to Note 13 of the notes to consolidated financial statements for the calculation of basic and diluted earnings per share.
(2)	Calculated by dividing loss and loss adjustment expenses by net premiums earned.
(3)	Calculated by dividing commission and other acquisition expenses by net premiums earned.
(4)	Calculated by dividing general and administrative expenses by net premiums earned.
(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.
(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.
(7)	Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as at the end of the period, giving no effect to dilutive securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes included elsewhere in this Report. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the “Special Note About Forward-Looking Statements” in this Report for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein. Finally, the Company only commenced operations in 2007. Since that time, the Company has engaged in a number of transactions, including entering into the AmTrust Quota Share in 2007 and the GMAC Acquisition in 2008 that significantly affect the comparability of results of operations from year to year. Until such time as the Company attains sufficient historical experience, comparability is likely to be more difficult as compared with other companies considered peers of the Company and with whom it competes on a regular basis.

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company, Ltd. (“Maiden Bermuda”) and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. Maiden Bermuda does not underwrite any primary insurance business.

We currently manage our business through two operating segments: Diversified Reinsurance and AmTrust Quota Share. We will add a third segment, ACAC Personal Lines Quota Share in 2010 as a result of the ACAC Transaction discussed below. As of December 31, 2009, we had approximately $2.6 billion in total assets, $676.5 million of total shareholders’ equity and $891.6 million in total capital, which includes shareholders’ equity and junior subordinated debt.

The market conditions in which we operate have historically been cyclical, experiencing cycles of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the period covered by this discussion, the reinsurance market has been characterized by significant competition in most lines of business.

During 2009, there were a number of events that impacted the property and casualty industry generally. While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2009 generally featured fewer such events, favorably impacting industry performance. Further, despite the ongoing global economic recession, industry investments in risk assets performed significantly better in 2009, increasing both statutory and generally accepted accounting principles in the United States (“GAAP”) capital at the individual market participant level and in the aggregate across the reinsurance industry more generally. We believe that such events are likely to have a significant effect on competition and pricing, although the ultimate impact remains unclear. As market conditions continue to develop and competition further increases, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards.

Recent Developments

GMAC Acquisition

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC (“GMACI”), which included the following components, the sum of which are referred to as the “GMAC Acquisition”:

•	GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE (which was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”));
•	GMAC Direct Insurance Company (“GMAC Direct”) (which was subsequently renamed Maiden Reinsurance Company); and
•	Integon Specialty Insurance Company (“Integon”) (which was subsequently renamed Maiden Specialty Insurance Company).

In conjunction with the acquisition of GMAC RE, on October 31, 2008, the Company and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement (“Agreement”) under which the Company reinsures (i) all of the existing contracts written by GMAC RE pursuant to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. According to the loss portfolio transfer provisions of the Agreement, the Company assumed the loss reserves of $755.6 million associated with the GMAC RE business as of October 31, 2008. The Company also assumed unearned premium of approximately $169.9 million. As a result of assumption of these liabilities, the Company initially received cash and investments of approximately $956.3 million from Motors. The Company now assumes one hundred percent (100%) of all premiums and losses for which Motors is otherwise entitled to or liable in respect of the reinsurance contracts.

To support the businesses acquired in the GMAC Acquisition and the North American operations of Maiden NA, on January 20, 2009, we completed the TRUPS Offering of approximately $260.1 million in the form of junior subordinated debentures (the “Debentures”) issued by Maiden Capital Financing Trust, a trust established by Maiden NA, and also issued 11,700,000 common shares to the purchasers. The Debentures mature in 2039 and carry an interest rate of 14%. Approximately 62% of these securities were placed privately with two of our Founding Shareholders (Michael Karfunkel and George Karfunkel), and the remainder with existing institutional investors.

ACAC Transaction

In November 2009, we announced an agreement in principal with American Capital Acquisition Corporation (“ACAC”) regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008 and 2009. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC. In addition to reinsurance support, we will provide support services focused on helping ACAC to continue its profitable expansion.

We anticipate that management of this business will be treated as a separate segment captioned ACAC Personal Lines Quota Share.

2009 Financial Highlights

2009 Consolidated Results of Operations

•	Net income available to common shareholders of $61.1 million, or $0.88 basic and $0.87 diluted earnings per share
•	Operating earnings of $64.9 million, or $0.93 diluted operating earnings per share(1)

•	Gross premiums written of $1.0 billion
•	Net premiums earned of $919.9 million
•	Underwriting income of $48.2 million and combined ratio of 95.9%(1)
•	Net investment income of $63.0 million

2009 Consolidated Financial Condition

•	Operating return on equity of 10.9%(1)
•	Common shareholders’ equity of $676.5 million; book value per common share of $9.62
•	Total investments of $1.7 billion; fixed maturities and short-term securities comprise 99.7% of total investments, of which 66.7% have a credit rating of AAA and an overall average credit rating of AA
•	Total assets of $2.6 billion
•	Reserve for losses and loss expenses of $1.0 billion
•	Total debt of $215.1 million and a debt to total capitalization ratio of 24.1%

(1)	Operating income, operating income per share, underwriting income, combined ratio and book value per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest GAAP financial measure (net income).

Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain non-GAAP financial measures. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the Company’s results of operations in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. However these measures should not be viewed as a substitute for those determined in accordance with GAAP. These non-GAAP measures are:

Operating Earnings and Operating Earnings per Share:  In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable, realized investment gains or losses, foreign exchange gain or loss, the amortization of intangible assets, and in 2008, non-recurring general and administrative expenses related to the GMAC Acquisition. We exclude net realized investment gains or losses and foreign exchange gain or loss as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. The expenses related to the GMAC Acquisition are non-recurring. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. The following is a reconciliation of operating income to its most closely related GAAP measure, net income.

	For the Year Ended December 31,		For the Period from May 31, 2007 (Inception) to December 31,
	2009	2008	2007
	($ in Millions)
Net income	$61.1	$18.8	$22.1
Add (subtract):
Net realized investment (gains) losses	(0.3)	37.5	(0.2)
Foreign exchange and other (gains) losses	(2.5)	1.4	—
Amortization of intangibles	6.6	1.3	—
Non-recurring general and administrative expenses relating to GMAC Acquisition	—	1.6	—
Operating earnings	$64.9	$60.6	$21.9
Operating earnings per common share:
Basic operating earnings per share	$0.93	$1.02	$0.43
Diluted operating earnings per share	$0.93	$1.02	$0.43

Underwriting Income and Combined Ratio:  The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and general and administrative expenses are less than the premiums earned on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting losses and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net earned premium and is the monetized counterpart of the combined ratio. While an important metric of success, underwriting income and combined ratio do not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Please refer to Relevant Factors for further information on the components and computation of combined ratio.

Operating Return on Equity (“Operating ROE”):  Management uses operating return on average shareholders’ equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (realized gains or losses on investments, foreign exchange gain and other (gains) losses, amortization of intangibles, and amortization of intangible assets) divided by average common shareholders’ equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the years ended December 31, 2009 and 2008 and for the period May 31, 2007 to December 31, 2007 is computed as follows:

	2009	2008	2007
	($ in Millions)
Operating earnings	$64.9	$60.6	$21.9
Opening shareholders’ equity	$509.8	$537.3	$—
Ending shareholders’ equity	$676.5	$509.8	$537.3
Average shareholders’ equity	$593.1	$523.6	$268.7
Operating return on equity	10.9%	11.6%	8.2%

Book Value per Share:  Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per share ultimately translates into growth in the Company’s stock price. Book value per share is calculated using common shareholders’ equity divided by the number of common shares outstanding. Book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per share for the years ended December 31, 2009 and 2008 and for the period May 31, 2007 to December 31, 2007 is computed as follows:

	2009	2008	2007
	($ in Millions)
Ending shareholders’ equity	$676.5	$509.8	$537.3
Common shares outstanding	70,291,789	58,587,664	59,550,000
Book value per share	$9.62	$8.70	$9.02

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

The Company’s revenues also include income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short term investments and other investments that are held as available for sale. In accordance with GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive (loss) income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net losses and loss expenses, commissions and other acquisition costs, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net losses and loss expenses incurred are comprised of three main components:

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;
•	change in outstanding loss or case reserves, which represent management’s best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and
•	change in IBNR reserves, which are reserves established by us for changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported. The portion recoverable from reinsurers is deducted from the gross estimated loss.

Acquisition costs are comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business and can, in certain instances, vary based on loss sensitive features of reinsurance contracts. Acquisition costs are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of acquisition costs relating to unearned premiums and (3) including the amortization of previously deferred acquisition costs.

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased share-based compensation expense, increased rent expense for our offices and increased professional fees. As the Company continues to expand and diversify in 2010, particularly through the ACAC Transaction and other initiatives across both its US and Bermuda platforms, we expect this trend to continue.

Combined Ratio Components

Management measures underwriting results on an overall basis and for each segment on the basis of the “combined ratio.” The “combined ratio” is the sum of the loss and loss expense ratio and expense ratio. The individual components of the combined ratio include the “loss and loss expense ratio,” “acquisition cost ratio,” and the “general and administrative expense ratio.” Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written. The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “expense ratio” is the sum of the acquisition cost ratio and the general and administrative expense ratio.

Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

Reserve for Losses and Loss Expenses

General

The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tail lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tail lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer.

Because a significant amount of time can elapse between the assumption of risk, particularly on longer-tail lines of business, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (ACRs) and incurred but not reported (IBNR) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses (ULAE) associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves

For excess of loss treaties, cedents generally are required to report losses that either exceed 50% of the retention, have a reasonable probability of exceeding the retention or meet defined reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted 60 to 90 days after the close of the reporting period. Some proportional treaties have specific language regarding earlier notice of serious claim

For all lines, the Company’s objective is to estimate ultimate losses and loss expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves. IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, reserves for losses and loss expenses include significant estimates for IBNR reserves.

The reserve for IBNR is estimated by management for each account based on various factors, including underwriters’ expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.

In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the treaties and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, the Expected Loss Ratio method, the Reported Loss Development method and the Incurred and (as applicable) Paid Bornhuetter-Ferguson (B-F) methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of occurrences. For example, external and vendor catastrophe models are typically used in the estimation of loss and loss expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves.

Reserves for losses and loss expenses as of December 31, 2009 and 2008 were comprised of the following:

As of December 31,	2009	2008
	($ in Millions)
Reserve for reported loss and loss adjustment expenses	$471.1	$361.2
Reserve for losses incurred but not reported	535.2	536.5
Reserve for loss and loss adjustment expenses	$1,006.3	$897.7

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

Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty reinsurance lines of business also increase the uncertainties of our reserve estimates in such lines.

Actuarial Methods Used to Estimate Loss and Loss Expense Reserves

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

The Bornhuetter-Ferguson (“BF”) reserving technique is commonly used for long-tailed or erratic lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of methods that are more heavily reliant on emerged experience. The BF method is an additive IBNR method that combines the ELR and RLD techniques by splitting the expected loss into two pieces — expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported amounts.

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and loss expenses reserves in each segment.

In the Diversified Reinsurance segment, as of December 31, 2009, 97.5% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. In general for the Diversified Reinsurance segment we utilize the Expected Loss Ratio approach at the onset of reserving an account, the Incurred Bornheutter-Ferguson method for business with less but maturing loss experience, and as the experience matures the Reported Loss Development Method.

The Company has underwritten the AmTrust Quota Share segment since July 1, 2007. Certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility. As a result, we have tended to rely on a weighted approach which primarily employs the Reported Loss Development Method while also considering the Expected Loss Ratio Method. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of monthly and quarterly data instead of contract period data in totality. As a result, a range of loss development factors are utilized due to the relative lack of seasoning of the underlying business as regards the Company’s experience. Because of the refinement of the data, this allows for greater use of the loss development method earlier on in the maturity of the book than would ordinarily occur

Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves

The most significant assumptions used as of December 31, 2009 to estimate the reserve for losses and loss expenses within the Company’s segments are as follows:

1.	the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;
2.	the loss and exposure information provided by ceding companies, insureds and brokers in support of their submissions can be used to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;
3.	historic loss development and trend experience is assumed to be indicative of future loss development and trends; and
4.	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur.

The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for losses and loss expenses and are applicable to each of the Company’s business segments. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that these assumptions represent a realistic and appropriate basis for estimating the reserve for losses and loss expenses.

Our reporting factors and expected loss ratios are based on a blend of our own experience and industry benchmarks. The benchmarks selected were those that we believe are most similar to our underwriting business.

Factors Creating Uncertainty in the Estimation of the Reserve for Losses and Loss Expenses.

While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for losses and loss expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating loss and loss expense reserves. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating loss and loss expense reserves.

The inherent uncertainty of estimating the Company’s loss and loss expense reserves increases principally due to:

(i)	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company,
(ii)	the differing reserving practices among ceding companies,
(iii)	the diversity of loss development patterns among different types of reinsurance treaties or contracts, and
(iv)	the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2009, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2009, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

The Company assumes in its loss and loss expense reserving process that, on average, the time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as property, to many years for some casualty lines of business. To the extent that actual reported losses are reported more quickly or more slowly than expected, the Company may adjust its estimate of ultimate loss.

Potential Volatility in the Reserve for Losses and Loss Expenses.  In addition to the factors creating uncertainty in the Company’s estimate of loss and loss expense reserves, the Company’s estimated reserve for losses and loss expenses can change over time because of unexpected changes in the external environment. Potential changing external factors include:

•	changes in the inflation rate for goods and services related to the covered damages;
•	changes in the general economic environment that could cause unanticipated changes in claim frequency or severity;
•	changes in the litigation environment regarding the representation of plaintiffs and potential plaintiffs;
•	changes in the judicial and/or arbitration environment regarding the interpretation of policy and contract provisions relating to the determination of coverage and/or the amount of damages awarded for certain types of claims;
•	changes in the social environment regarding the general attitude of juries in the determination of liability and damages;
•	changes in the legislative environment regarding the definition of damages;
•	new types of injuries caused by new types of injurious activities or exposures; and
•	in the case of assumed reinsurance, changes in ceding company case reserving and reporting patterns.

The Company’s estimates of reserves for losses and loss expenses can also change over time because of changes in internal company operations, such as:

•	alterations in claims handling procedures;
•	growth in new lines of business where exposure and loss development patterns are not well established; or
•	changes in the quality of risk selection or pricing in the underwriting process.

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and loss expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.

In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience. As of December 31, 2009, 97.5% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. We believe the possible variance of our expected loss ratio for all applicable loss years for the Diversified Reinsurance segment was approximately one percentage point as of December 31, 2009. If our final loss ratio for the Diversified Reinsurance segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $55.5 million.

The Company has underwritten the AmTrust Quota Share segment since July 1, 2007. Certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment as compared to the Diversified Reinsurance segment. We believe a possible variance of our expected loss ratio for all applicable loss years for the AmTrust Quota Share segment was approximately four percentage points as of December 31, 2009. If our final loss ratio for the AmTrust Quota Share segment were to vary by four percentage points from the expected loss ratios in aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $33.9 million.

Premiums and Acquisition Costs

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and acquisition costs until it receives the cedants’ actual results.

Under proportional treaties, which represented 68% of gross premiums written for the year December 31, 2009, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 32% of gross premiums written for the year December 31, 2009, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

Reported premiums written and earned and acquisition costs on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and acquisition costs for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of estimates requires a review of the Company’s experience with cedants, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and acquisition costs are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as deposit liability.

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition costs, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency at segment level is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and anticipated investment income exceed unearned premium.

Fair Value of Financial Instruments

The Company currently classifies all of its fixed income investment, which consist of fixed maturity investments, other investments and short-term investments, as “available for sale”. Pursuant to GAAP, these investments are carried at estimated fair value, with net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive (loss) income.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Other-than-Temporary Impairment of Investments

On a quarterly basis, we review the carrying value of our investments to determine if a decline in value is considered to be other than temporary. This review involves consideration of several factors including: (i) the significance of the decline in value and the resulting unrealized loss position; (ii) the time period for which there has been a significant decline in value; (iii) an analysis of the issuer of the investment, including its liquidity, business prospects and overall financial position; and (iv) Our intent and if it is more likely than not we are able to hold the investment for a sufficient period of time for the value to recover. For certain investments, our investment portfolio managers have the discretion to sell those investments at any time. If the decline in value is determined to be other than temporary, then we record a realized loss in the statements of operations and comprehensive income in the period that it is determined, and the cost basis of that investment is reduced. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2009, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities, or it is not more likely than not that we will be required to sell them before the recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2009.

There were no other-than-temporary impaired securities during the year ended December 31, 2009 and in the period from May 31 (inception) to December 31, 2007. During the year ended December 31, 2008, we identified three securities which were considered to be other-than-temporarily impaired. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of $43.3 million for the year ended December 31, 2008. Finally, there were no other-than-temporary impaired securities in 2009.

The following shows the other-than-temporary impairment charges during the years ended December 31, 2009 and 2008 and the period from May 31 (inception) to December 31, 2007 for our fixed maturity investments by category:

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Corporate bonds	$—	$37.4	$—
Other investments	—	5.9	—
Total other-than-temporary impairment charges	$—	$43.3	$—

Goodwill and Intangible Assets

The GMAC Acquisition created certain assets separately described in our financial statements as Goodwill and Intangible Assets, respectively. Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. Intangible Assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks with useful life of 15 years. Insurance company licenses are considered indefinite life intangible assets.

ASC Topic 805, Business Combinations requires that the Company make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets as of December 31, 2009 of $52.6 million and $51.3 million, respectively

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2009.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated. Comparisons primarily of the 2009 to 2008 period are significantly influenced by the effects of the first full year of the GMAC Acquisition and the TRUPS issuance. For the 2008 to 2007 period, comparisons are significantly influenced by the GMAC Acquisition and the first full year of the AmTrust Quota Share segment. As a result, meaningful comparisons are difficult and the segment information provided in the section immediately after this discussion may provide readers with more useful analysis of the Company’s results.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Net premiums written	$1,030.4	$727.4	$247.3
Net premiums earned	$919.9	$420.1	$110.2
Net losses and loss expenses	608.6	263.7	65.0
Commission and other acquisition expenses	241.4	119.7	35.5
General and administrative expenses	21.7	8.4	0.3
Total underwriting income	48.2	28.3	9.4
Other operating expenses	10.4	6.6	2.7
Net investment income	62.9	37.2	15.2
Net realized investment gains (losses)	0.3	(37.5)	0.2
Amortization of intangible assets	6.6	1.2	—
Foreign exchange and other gain (loss)	2.4	(1.4)	—
Junior subordinated debt interest expense	34.4	—	—
Deferred tax expense	1.3	—	—
Net income	$61.1	$18.8	$22.1
Ratios
Loss and loss expense ratio	66.2%	62.8%	59.0%
Acquisition cost ratio	26.2%	28.5%	32.2%
General and administrative expense ratio	3.5%	3.5%	2.7%
Expense ratio	29.7%	32.0%	34.9%
Combined ratio	95.9%	94.8%	93.9%

Net Income

2009 vs. 2008.  Net Income for the year ended December 31, 2009 was $61.1 million compared to net income of $18.8 million for the same period in 2008. The increased net income was generally the result of an improvement in underwriting profit of $19.9 million due to the first full year of results after the GMAC Acquisition, despite a modest decline in the combined ratio. In addition, investment income increased by $25.7 million, the result of both the first full year of results after the GMAC Acquisition and the investment of the proceeds of the TRUPS issuance. Net realized investment gains were $0.3 million in 2009 as compared to net realized investment losses of $37.5 million as there was no re-occurrence in 2009 of OTTI losses that occurred in 2008.The improvement in underwriting and investment income more than offset the increase in interest expense associated with the TRUPS issuance. The Company’s expense ratio declined as a result of the increase in revenue associated with the GMAC Acquisition although underlying general and administrative expenses increased on a year to year basis consistent with the growth in revenues. Amortization of intangible assets increased by $5.4 million as a result of the first full year of results after the GMAC Acquisition. Net income for the year ended December 31, 2009 included a net foreign exchange and other gain of $2.4 million and a deferred U.S. tax expense of $1.3 million.

2008 vs. 2007.  Net income for the year ended December 31, 2008 was $18.8 million compared to net income of $22.1 million for the period from May 31 (inception) to December 31, 2007. The decrease was the result of net realized investment losses and increased general and administrative expenses, which offset improvements in underwriting income of $18.9 million as a result of the first full year of the Company’s operations and the GMAC Acquisition. Improvement in investment income also occurred due the inclusion of a full twelve months in 2008 and the GMAC Acquisition on October 31, 2008. Net income for the year ended December 31, 2008 included a net foreign exchange loss of $1.4 million and amortization of intangible assets of $1.2 million.

Premiums

We evaluate our business by segment, distinguishing between Diversified Reinsurance and AmTrust Quota Share segments. The following chart illustrates the mix of our business on both a net premiums written and net premiums earned basis.

	Net Premiums Written			Net Premiums Earned
	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
Diversified Reinsurance	63.9%	39.7%	0.04%	61.7%	20.2%	0.03%
AmTrust Quota Share	36.1%	60.3%	99.96%	38.3%	79.8%	99.97%

As the mix of business between segments has shifted, particularly during 2009, the impact of the Diversified Reinsurance segment is greater in all respects, from premiums to losses and expenses and the related combined ratio components.

Net Premiums Written

Comparison of Years Ended December 31, 2009 and December 31, 2008

Net premiums written increased by $303.0 million, or 41.7%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in gross premiums written was primarily the result of the following:

•	The first full year of premium from the GMAC Acquisition. The first full year for the premiums associated with the GMAC Acquisition in the Diversified Reinsurance segment, which caused net premiums written to increase $363.9 million or 126.0%. This transaction was completed on October 31, 2008.
•	In our AmTrust Quota Share segment. This increase was partially offset by a decrease of $66.3 million or 15.1% in written premium generated by our AmTrust Quota Share segment, the result of lower premiums from AmTrust’s Small Commercial Business segment. In 2008, that business included a one-time unearned premium transfer of $82.2 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of Unitrin Business Insurance (“UBI”) business in May 2008. Excluding that one-time premium, the premium written in that overall segment increased $15.9 million or 4.5% in 2009 as compared to 2008.

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Net premiums written increased by $480.1 million, or 194.1%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in net premiums written was primarily the result of the following:

•	The first full year of premium for the AmTrust Quota Share segment. This contract incepted on July 1, 2007. In 2008 our net premiums written were $438.7 million compared to $247.3 million of unearned premium transferred on the inception of the contract and net premium written for the period from July 1, 2007 to December 31, 2007. In 2008, that business also included a one-time unearned premium transfer of $82.2 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI in May 2008.
•	In our Diversified Reinsurance segment — the GMAC Acquisition was effective November 1, 2008 and the unearned premium transfer resulted in net premiums written increasing by $252.9 million.

Net Premiums Earned

Comparison of Years Ended December 31, 2009 and December 31, 2008

Net premiums earned increased by $499.8 million, or 119.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in gross premiums earned was primarily the result of the following:

Net premiums earned increased by $303.0 million, or 41.9%, for the year ended December 31, 2009 compared to the same period in 2008. The increase in net premiums earned was primarily the result of:

•	The first full year for the premiums associated with the GMAC Acquisition in the Diversified Reinsurance segment. This transaction was completed on October 31, 2008. Premiums earned increased by $467.4 million or 549.9%.
•	Premium earned on the AmTrust Quota Share segment has increased by $16.9 million or 5.0% as a result of higher earned premium from AmTrust’s Specialty Middle Market segment of $15.1 million and $9.0 million from AmTrust’s Specialty Risk and Extended Warranty segment offset by lower premiums from AmTrust’s Small Commercial Business segment. The impact of the change in earned premium relating to a one- time unearned premium transfer was $55.8 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI in May 2008. Excluding the impact of that one-time premium, the premium earned in that overall segment increased $72.7 million or 26.0% in 2009 as compared to 2008.

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Net premiums earned increased by $309.9 million, or 281.2%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in gross premiums earned was primarily the result of the following:

•	In our Diversified Reinsurance segment — the GMAC Acquisition was effective November 1, 2008 and the unearned premium transfer resulted in net premiums written increasing by $252.9 million.
•	In our AmTrust Quota Share Segment — the first full year of premium for the AmTrust Quota Share segment as this contract incepted on July 1, 2007. In 2008 our net premiums earned were $335.0 million compared to $110.2 million, which included unearned premium transferred on the inception of the contract and net premium earned for the period from July 1, 2007 to December 31, 2007. In 2008, that business also included a one-time unearned premium transfer of $82.2 million of which $67.2 million was earned in 2008 as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI in May 2008.

Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2009 and December 31, 2008

Loss and loss adjustment expenses increased by $344.9 million, or 130.8%, for the year ended December 31, 2009 as compared to the same period in 2008, due to the first full twelve months of the business associated with the GMAC Acquisition in November 2008.

The loss ratios were 66.2% and 62.8% for the years ended December 31, 2009 and 2008, respectively. The increase was the result of business acquired in the GMAC Acquisition having a higher loss ratio, the completion of the first full year of that business and a modestly higher loss ratio in the AmTrust Quota Share segment.

In 2009 and 2008, the Company recognized $14.5 million and $3.7 million, respectively, of favorable development on prior year’s reserves, principally due to favorable development in its Diversified Reinsurance segment in both years. The Company amortized gains as a reduction of losses incurred of $10.8 and $1.6 million for the years ended December 31, 2009 and 2008, respectively. In 2008, the amount of this favorable development related to settlement of case reserves, primarily property claims, for amounts lower than the case reserves carried at the time of the GMAC Acquisition. These amounts are largely timing related and are not likely to recur. The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $18.2 million and the remaining $5.7 million is recorded as a deferred gain and is part of the Company’s loss reserves at December 31, 2009 that are included in the accompanying balance sheet.

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Loss and loss adjustment expenses increased by $198.7 million, or 305.7%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in net losses and loss expenses was due to a full twelve months of activity in the AmTrust Quota Share segment and also the GMAC Acquisition in November 2008.

The loss ratios were 62.8% and 59.0% for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively. The increase was the result of both the increase in gross premiums and business acquired in the GMAC Acquisition having a higher loss ratio.

Losses and loss adjustment expenses incurred include in a $1.6 million amortized gain relating to favorable development of the loss portfolio transfer from the GMAC Acquisition. At December 31, 2008, the actuarial estimate for loss and loss expenses reserves for the loss portfolio transfer from the GMAC Acquisition was $3.7 million lower than the original estimate. This favorable development on the release of a property reserve is amortized into income over the settlement period of the subject losses. The total favorable development was $3.7 million and the remaining $2 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2008 that are included in the accompanying balance sheet.

Commissions and Other Acquisition Expenses

Comparison of Years Ended December 31, 2009 and December 31, 2008

Commissions and other acquisition costs increased by $121.7 million, or 101.7%, for the year ended December 31, 2009 compared to the same period in 2008. The increase was the result of the increase in gross premiums related to the first full year of the GMAC Acquisition. Acquisition costs as a percentage of net premiums earned were 26.2% for the year ended December 31, 2009 as compared to 28.5% for the year ended December 31, 2008. This decrease was due to the acquisition cost on the business associated with the GMAC Acquisition being lower than the acquisition costs associated with the AmTrust Quota Share segment.

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Commissions and other acquisition costs increased by $84.2 million, or 237.2%, for the year ended December 31, 2008 compared to the period from May 31 (inception) December 31, 2007. The increase was the result of the increase in gross premiums. Acquisition costs as a percentage of net premiums earned were 28.5% for the year ended December 31, 2008 compared to 32.2% for the period May 31 (inception) to December 31, 2007. This decrease was due to the acquisition costs relating to the business obtained via the GMAC Acquisition being lower than the rate on the AmTrust Quota Share.

Other Operating Expenses

Other operating expenses include general and administrative expenses which are segregated for analytical purposes as a component of underwriting income. Other operating expenses consist of:

	For the Year Ended December 31,		For the Period from May 31, 2007 (Inception) to December 31,
	2009	2008	2007
	($ in Millions)
General & administrative expenses – segments	$21.7	$8.4	$0.3
Other operating expenses – corporate	10.4	6.6	2.7
Total other operating expenses	$32.1	$15.0	$3.0

Comparison of Years Ended December 31, 2009 and December 31, 2008

Other operating expenses increased by $17.1 million, or 114.6%, for the year ended December 31, 2009 compared to the same period in 2008. The general and administrative expense ratio for the years ended December 31, 2009 and 2008 was 3.5%. As a result the overall expense ratio (including acquisition costs) was 29.7% and 32.0%, respectively for the years ended December 31, 2009 and 2008. The increase is primarily due to 2009 being the first full year of the GMAC Acquisition.

The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $9.6 million due to a full year’s expense relating to staff added as a result of the GMAC Acquisition.
•	Rent and amortization of capital assets increased by approximately $1.8 million due primarily to a full year’s expense relating to the GMAC Acquisition.
•	Information technology costs increased by approximately $3.3 million due primarily to a full year’s expense relating to the GMAC Acquisition.
•	Professional fees increased by approximately $1.3 million
•	Directors’ and insurance costs increased by approximately $0.8 million due primarily to a full year’s expense relating to the GMAC Acquisition.

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Other operating expenses increased by $12.0 million, or 405.8%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase primarily is due to the GMAC Acquisition in November 2008 and a full year of operations in 2008.

The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $6.7 million due to our staff count increasing to 127 as of December 31, 2008 from 6 as of December 31, 2007. The general and administrative expense ratio was 3.5% and 2.7% for the year ended December 31, 2009 and the period from May 31 (inception) to December 31, 2007, respectively. As a result the overall expense ratio (including acquisition costs) was 32.0% and 34.9%, respectively, for the year ended December 31, 2008 and the period from May 31, (inception) to December 31, 2007. The increase in staff count includes 120 employees of Maiden Re located in the U.S. The increase also included a non-recurring expense of $1.0 million for the reimbursement of forfeited compensation for new executives and increased share compensation costs of $0.6 million for all offices.
•	Rent and amortization of leaseholds and furniture and fixtures increased by approximately $0.7 million primarily due to the GMAC Acquisition.
•	Information technology costs increased by approximately $0.5 million due to the GMAC Acquisition.
•	Professional fees increased by approximately $2.3 million, of which $0.6 million was a one-time expense relating to the GMAC Acquisition.
•	Directors’ and insurance costs increased by approximately $0.4 million.

Net Investment Income and Net Realized Gains (Losses)

Comparison of Years Ended December 31, 2009 and December 31, 2008

Net investment income increased by $25.7 million, or 69.1%, for the year ended December 31, 2009 compared to the same period in 2008. The increase was primarily the result of an increase in average invested assets resulting from the first full year of the GMAC Acquisition, the proceeds received from the TRUPS Offering and cash flow from operating and investing activities. Average invested assets were approximately $1.8 billion for the year ended December 31, 2009 compared to approximately $1.1 billion for the year ended December 31, 2008.

In addition to the increase in average invested assets, average yield increased to 3.5% for the year ended December 31, 2009 as compared to (0.03)% in 2008. The increased average invested assets were invested primarily in corporate bonds with higher yields offset by declines in interest rates on cash holdings, and this resulted in an increased yield despite an interest rate environment that generally resulted in lower yields. Interest on the loan to AmTrust amounted to $2.4 million in 2009 compared to $5.2 million for the same period in 2008 due to a reduction in 30 day LIBOR interest rates. Investment management fees and expenses of $2.7 million and $1.5 million were incurred during the year ended December 31, 2009 and 2008, respectively.

Net realized investment gains were $0.3 million for the year ended December 31, 2009 compared to net realized investment losses of $37.6 million for the same period in 2008. Net realized investment losses for the year ended December 31, 2008 were comprised of the following:

•	A write-down of $37.4 million related to declines in the market value of corporate bonds in our available for sale portfolio that were considered to be other than temporary. In addition, we recognized an other-than-temporary impairment charge of $5.9 million for other investments.
•	Other net realized gains of $5.7 million from the sale of other fixed maturity securities, primarily U.S. Treasury securities.

Comparison of Year Ended December 31, 2008 and Period from May 31 (Inception) to December 31, 2007

Net investment income increased by $22.0 million, or 144.5%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase was primarily the result of an increase in average invested assets and the change in average yield on the assets of (0.03)% in 2008 versus 6.1% in 2007. The decrease is due to a decrease in interest rates and the fact that 2007 was a partial year the average yield is not as meaningful as that for a full year. Average invested assets were approximately $1.1 billion for the year ended December 31, 2008 compared to approximately $0.3 billion to the period from May 31 (inception) to December 31, 2007. Interest on the loan to AmTrust amounted to $5.2 million compared to $0.2 million for the period from May 31 (inception) to December 31, 2007, respectively. Investment management fees of $1.5 million and $1.0 million were incurred during the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively.

Net realized investment losses were $37.6 million for the year ended December 31, 2008 compared to net realized investment gain of $0.2 million the period from May 31 (inception) to December 31, 2007. Net realized investment losses for the year ended December 31, 2008 were comprised of the following:

•	A write-down of $37.4 million related to declines in the market value of corporate bonds in our available for sale portfolio that were considered to be other than temporary. In addition, we recognized an other-than-temporary impairment charge of $5.9 million for other investments.
•	Other net realized gains of $5.7 million from the sale of other fixed maturity securities, primarily U.S. Treasury securities.

Junior Subordinated Debt Interest Expense

The TRUPS offering was completed on January 20, 2009 and the interest expense for 2009 was $34.4 million which represents the charge from the date of issuance to December 31, 2009.

Deferred Tax Expense

In 2009, the Company recorded a deferred tax expense of $1.3 million. This amount is related to the goodwill associated with the Company’s acquisition of its US subsidiaries in the GMAC Acquisition. For U.S. tax purposes, this goodwill is deductible and is amortized over a fifteen year period. For U.S. financial reporting purposes, this goodwill is recorded as an asset subject to impairment testing and is not recorded as expense, creating a temporary difference. Further, under GAAP, deferred tax liabilities associated with indefinite lived intangibles cannot be applied to valuation allowance tests for recognition of net deferred tax assets. Presently, the Company carries a full valuation allowance against its U.S. originated deferred tax assets and due to the Company’s lack of historical experience, it would be premature to recognize the associated tax asset and accordingly we have recorded a full valuation reserve for the tax benefit of our U.S. net operating losses. The effect of this expense will be reversed as: 1) we develop U.S. taxable income to permit recognition of the net deferred tax asset; and 2) the amortization period of the goodwill for tax purposes is exhausted.

Underwriting Results by Operating Segments

The results of operations for our two segments, Diversified Reinsurance and AmTrust Quota Share are discussed below.

Diversified Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2009 and 2008 and the period from May 31 (inception) to December 31, 2007. Comparisons for the 2008 and 2007 periods are not meaningful as the GMAC Acquisition, which was completed on October 31, 2008, affected only a partial period in 2008 and 2009 constitutes the first full year of operations for this business.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Net premiums written	$658.0	$288.7	$0.1
Net premiums earned	$568.0	$85.1	—
Net losses and loss expenses	393.8	65.9	—
Acquisition costs	126.2	9.1	—
General and administrative expenses	19.2	6.9	—
Underwriting income	$28.8	$3.2	$—
Ratios
Loss and loss expense ratio	69.3%	77.5%	69.7%
Acquisition cost ratio	22.2%	10.7%	—
General and administrative expense ratio	3.4%	8.1%	—
Expense ratio	25.6%	18.8%	—
Combined ratio	94.9%	96.3%	69.7%

Comparison of Years Ended December 31, 2009 and 2008

The combined ratio decreased to 94.9% for the year ended December 31, 2009 as compared to 96.3% in the same period ended 2008. Comparisons for the 2008 and 2007 periods are not meaningful as the GMAC Acquisition, which was completed on October 31, 2008, was only a partial period in 2008 and 2009 constitutes the first full year of operations for this business.

Premiums. Net premiums written increased by $369.3 million, or 127.9%, for the year ended December 31, 2009 as compared to the same period in 2008. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Total	% of Total	Total	% of Total	$ Change	% Change
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$165.7	25.2%	$78.2	27.1%	$87.5	111.8%
Casualty	387.2	58.8%	160.0	55.4%	227.2	142.0%
Accident and Health	105.1	16.0%	50.5	17.5%	54.6	108.2%
Total Diversified Reinsurance	$658.0	100.0%	$288.7	100.0%	$369.3	127.9%

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Total	% of Total	Total	% of Total	$ Change	% Change
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$146.8	25.8%	$24.1	28.4%	$122.7	507.6%
Casualty	316.7	55.8%	46.3	54.5%	270.4	583.7%
Accident and Health	104.5	18.4%	14.6	17.1%	89.9	617.8%
Total Diversified Reinsurance	$568.0	100.0%	$85.0	100.0%	$483.0	567.9%

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $327.8 million, or 497.3%, for the year ended December 31, 2009 compared to the same period in 2008. Loss ratios were 69.3% and 77.5% for the years ended December 31, 2009 and 2008, respectively. Comparison of loss ratio results between 2009 and 2008 and not meaningful as the GMAC Acquisition took place on October 31, 2008 and 2009 was the first full year of operations for the business associated with the GMAC Acquisition.

The Company amortized gains as a reduction of losses incurred of $10.8 and $1.6 million for the years ended December 31, 2009 and 2008, respectively. In 2008, the amount of this favorable development related to settlement of case reserves, primarily property claims, for amounts lower than the case reserves carried at the time of the GMAC Acquisition. These amounts are largely timing related and are not likely to recur. The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $18.2 million and the remaining $5.7 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2009 that are included in the accompanying balance sheet.

Acquisition Costs.  Acquisition costs increased by $117.1 million, or 1,294.2%, for the year ended December 31, 2009 compared to the same period in 2008. This increase is due to a number of factors, 2009 reflects a full years premiums, the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs and increased commissions accruals on the 2008 underwriting year due to lower loss ratios.

General and Administrative Expenses.  General and administrative expenses increased by $12.3 million, or 179.1%, for the year ended December 31, 2009 compared to the same period in 2008. The general and administrative expense ratio was 3.4% and 8.1% for the years ended December 31, 2009 and 2008, respectively. The overall expense ratio (including acquisition costs) was 25.6% and 18.7% for the year ended December 31, 2009 and 2008, respectively. The increase is primarily due to the fact GMAC Acquisition took place on October 31, 2008 and 2009 was the first full year of operations for this business.

Comparison of Year Ended December 31, 2008 and the Period from May 31 (Inception) to December 31, 2007

The combined ratio increased to 96.3% for the year ended December 31, 2008 as compared to 69.7% for the period from May 31 (inception) to December 31, 2007. Meaningful comparisons are not available as 2007 was the initial period for the Company, and the amount of business produced was immaterial, and 2008 was affected by the GMAC Acquisition.

Premiums.  Gross premiums written increased by $288.6 million, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase primarily resulted from the GMAC Acquisition.

The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	Total	% of Total	Total	% of Total	$ Change	% Change
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$78.2	27.1%	$—	—	$78.2	NM	(1)
Casualty	160.0	55.4%	0.1	100.0%	159.9	NM
Accident and Health	50.5	17.5%	—	—	50.5	NM
Total Reinsurance	$288.7	100.0%	$0.1	100.0%	$288.7	NM

(1)	Not meaningful in management’s opinion

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	Total	% of Total	Total	% of Total	$ Change	% Change
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$24.1	28.4%	$—	—	$24.1	NM
Casualty	46.3	54.5%	0.03	100.0%	46.3	NM
Accident and Health	14.6	17.1%	—	—	14.6	NM
Total Reinsurance	$85.0	100.0%	$0.03	100.0%	$85.0	NM

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $65.9 million, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The loss ratios were 77.5% and 69.7% for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007, respectively. The increase was the result of both the increase in gross premiums and business acquired in the GMAC Acquisition having a higher loss ratio.

Losses and loss adjustment expenses incurred include in a $1.6 million amortized gain relating to favorable development of the loss portfolio transfer from the GMAC Acquisition. At December 31, 2008, the actuarial estimate for loss and loss expenses reserves for the loss portfolio transfer from the GMAC Acquisition was $3.7 million lower than the original estimate. This favorable development on the release of a property reserve is amortized into income over the settlement period of the subject losses. The total favorable development was $3.7 million and the remaining $2 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2008 that are included in the accompanying balance sheet.

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

AmTrust Quota Share Segment

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share segment for the years ended December 31, 2009 and 2008 and the period from May 31 (inception) to December 31, 2007. Comparisons for the 2008 to 2007 period are affected by two factors: 1) 2007 was the Company’s first year and was only a partial year; and 2) the underlying reinsurance contract with AmTrust did not commence until July 1, 2007 and thus 2008 is the first full year of the AmTrust contract.

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007
	($ in Millions)
Net premiums written	$372.4	$438.7	$247.3
Net premiums earned	$351.9	$335.1	$110.1
Net losses and loss expenses	214.9	197.8	65.0
Acquisition costs	115.2	110.7	35.5
General and administrative expenses	2.5	1.5	0.2
Underwriting income	$19.3	$25.1	$9.4
Ratios
Loss and loss expense ratio	61.1%	59.0%	59.0%
Acquisition cost ratio	32.7%	33.0%	32.3%
General and administrative expense ratio	0.7%	0.5%	0.2%
Expense ratio	33.4%	33.5%	32.5%
Combined ratio	94.5%	92.5%	91.5%

Comparison of Years Ended December 31, 2009 and 2008

The combined ratio increased to 94.5% for the year ended December 31, 2009 as compared to 92.5% in the same period ended 2008. The increase was primarily due to a higher loss ratio reflecting ongoing changes in the mix of business within the segment, particularly those premiums associated with the UBI unit within AmTrust’s Small Commercial Business segment, which generate higher loss ratios than the underlying core AmTrust Small Commercial Business segment.

Premiums.  Net premiums written decreased by $66.3 million, or 15.1%, for the year ended December 31, 2009 as compared to the same period in 2008. The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2009 and 2008.

The decrease in net premiums written is the result of lower premiums from AmTrust’s Small Commercial Business segment. In 2008, that business included a one time unearned premium transfer of $82.2 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI in May 2008. Excluding that one-time premium, the premium written in that overall segment increased $15.9 million or 4.5% in 2009 as compared to 2008. This adjusted growth is due to the continuing expansion of AmTrust’s business both organically and through acquisition.

Net premiums earned increased by $16.9 million, or 5.0%, for the year ended December 31, 2009 as compared to the same period in 2008. The table below illustrates net premiums earned by line of business for the years ended December 31, 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008	$ Change	% Change
	($ in Millions)
Small Commercial Business	$199.0	$206.2	$(7.2)	(3.5)%
Specialty Middle Market Property & Casualty	52.8	37.7	15.1	40.1%
Specialty Risk and Extended Warranty	100.1	91.1	9.0	9.9%
	$351.9	$335.0	$16.9	5.0%

The impact of the change in earned premium relating to a one- time unearned premium transfer was $55.8 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI business in May 2008.Excluding the impact of that one-time premium, the premium earned in that overall segment increased $72.7 million or 26.0% in 2009 as compared to 2008.

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $17.1 million, or 8.6%, for the year ended December 31, 2009 compared to the same period in 2008. Loss ratios were 61.1% and 59.0% for the years ended December 31, 2009 and 2008, respectively. The increased loss ratio is attributable to the continuing change in the mix of business in the segment, particularly those premiums associated with the UBI unit within AmTrust’s Small Commercial Business segment, which generate higher loss ratios than the underlying core AmTrust Small Commercial Business segment.

Acquisition Costs.  Acquisition costs increased by $4.6 million, or 4.1%, for the year ended December 31, 2009 compared to the same period in 2008. This is consistent with the increase in earned premium experienced excluding the one-time adjustment for the UBI premium acquired by AmTrust in 2008.

General and Administrative Expenses.  General and administrative expenses increased by $1.0 million, or 68.3%, for the year ended December 31, 2009 compared to the same period in 2008. The overall expense ratio (including acquisition costs) were 33.4% and 33.5% for the year ended December 31, 2009 and 2008, respectively.

Comparison of Year Ended December 31, 2008 and the Period from May 31 (Inception) to December 31, 2007

The combined ratio increased to 92.5% for the year ended December 31, 2008 as compared to 91.5% for the period from May 31 (inception) to December 31, 2007. Meaningful comparisons are not available as 2007 was the initial period for the Company and 2008 reflected the first full twelve months for the segment under the reinsurance agreement.

Premiums.  Net premiums written increased by $191.4 million, or 77.4%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in net premiums written is due to a combination of organic and acquisition growth by AmTrust, and receiving a full 12 months of premium in 2008. In 2007 we commenced the Quota Share Agreement with AmTrust effective July 1, 2007 that included a receipt of unearned premium transfer at inception.

The table below illustrates net premiums written by AmTrust’s segments for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007	$ Change	% Change
	($ in Millions)
Small Commercial Business	$263.6	$109.2	$154.4	141.4%
Specialty Middle Market Property & Casualty	43.5	36.9	6.6	17.7%
Specialty Risk and Extended Warranty	131.6	101.1	30.5	30.2%
	$438.7	$247.2	$191.5	77.4%

The increase in AmTrust’s Small Commercial Business segment included one-time unearned premium transfer of $82.2 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI unit in 2008.

Net premiums earned increased by $224.9 million, or 204.2%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase in net premiums earned is due to a combination of organic and acquisition growth by AmTrust, and receiving a full 12 months of premium in 2008. In 2007 we commenced the Quota Share Agreement with AmTrust effective July 1, 2007 that included a receipt of unearned premium transfer at inception.

The table below illustrates net premiums earned by line of business for the year ended December 31, 2008 and the period from May 31 (inception) to December 31, 2007.

	Year Ended December 31, 2008	Period from May 31 (Inception) to December 31, 2007	Dollar Change	Percentage Change
	($ in Millions)
Small Commercial Business	$206.2	$60.0	$146.2	243.7%
Specialty Middle Market Property & Casualty	37.7	16.6	21.1	127.1%
Specialty Risk and Extended Warranty	91.1	33.6	57.5	171.1%
	$335.0	$110.2	$224.8	204.0%

The increase in AmTrust’s Small Commercial Business segment included earned premium of $67.2 million relating to the one-time unearned premium transfer of $82.2 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI in 2008.

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $132.8 million, or 204.3%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. Loss ratios were 59.0% for the period ended December 31, 2008 and 59.0% for the period from May 31 (inception) to December 31, 2007, respectively.

Acquisition Costs.  Acquisition costs increased by $75.1 million or 211.5% for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The increase was caused by an increase in earned premium and an increase in ceding commission rate for UBI business acquired by AmTrust in 2008.

General and Administrative Expenses.  General and administrative expenses increased by $1.3 million, or 535.7%, for the year ended December 31, 2008 compared to the period from May 31 (inception) to December 31, 2007. The overall expense ratio (including acquisition costs) were 33.5% and 32.5% for the year ended December 31, 2008 and for the period from May 31 (inception) to December 31, 2007, respectively.

Liquidity and Capital Resources

Liquidity

Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows to Maiden Holdings in the form of dividends, advances and loans and other permitted distributions from its subsidiary companies to make dividend payments on its common shares.

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At December 31, 2009, the statutory capital and surplus of Maiden Insurance was $569.1 million, and the amount of capital and surplus required to be maintained was $143.0 million. During 2009 Maiden Insurance paid no dividends to our holding company, as compared to $10.0 million in 2008.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. During 2009, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows from and (used) in operating, investing and financing activities for the years ended December 31, 2009, 2008 and for the period from May 31, 2007 to December 31, 2007 is as follows:

	For the Year Ended December 31,		For the Period from May 31, 2007 (Inception) to December 31,
	2009	2008	2007
	($ in Millions)
Operating activities	$42.0	$589.9	$124.5
Investing activities	(173.4)	(716.9)	(617.2)
Financing activities	105.9	223.7	528.4
Effect of foreign exchange	1.0	(0.5)	—
Total increase (decrease) in cash and cash equivalents	$(24.5)	$96.2	$35.7

Cash flows from operations for the year ended December 31, 2009 were $42.0 million compared to $589.9 million for the year ended December 31, 2008. The decrease in cash flows from operations for the year ended December 31, 2009 compared to December 31, 2008 was primarily due to the one time transfer of unearned premium and loss reserves of $169.9 million and $755.6 million as part of the GMAC Acquisition in 2008, which increased operating cash flows by $628.4 million. Excluding the GMAC Acquisition, cash flow from operating activities increased by $80.5 million, primarily operating cash inflows from the first full year of results after the GMAC Acquisition compared to only two months in 2008.

Investing cash flows consist primarily of proceeds on the sale or maturity of fixed-maturity investments and payments for fixed-maturity investments acquired. We used $173.4 million in net cash for investing activities during the year ended December 31, 2009 compared to $716.9 million for the year ended December 31, 2008. The decrease in cash flows used in investing activities for the year ended December 31, 2009 compared to the year ended period December 31, 2008 was primarily due to the GMAC Acquisition in 2008, which generated $95.0 million in investing activities. Excluding this, cash flow from investing activities increased by $448.5 million. In 2009, management utilized cash from both operating and financing activities along with excess cash balances generated at the end of 2008 to reduce overall cash levels and increase the overall amount of fixed maturity securities in its portfolio.

Cash flows provided by financing activities were $105.9 million for the year ended December 31, 2009 compared to $223.7 million for the year ended December 31, 2008. Included in cash flows provided by financing activities for the year ended December 31, 2009 were dividends paid of $12.7 million and $137.2 million of outflow relating to a reduction in the securities sold under agreements to repurchase, at contract value compared to dividends paid of $8.9 million and $232.6 million of inflow relating to an increase in the securities sold under agreements to repurchase, at contract value, respectively, during the year ended December 31, 2008. On January 20, 2009, we completed the TRUPS Offering. The net proceeds of $255.8 million were used to capitalize Maiden US and Maiden Specialty’s business, which were the insurance subsidiaries acquired in the GMAC Acquisition. These funds were invested in fixed-maturity securities. This is discussed in more detail in the section captioned Capital Resources.

Restrictions, Collateral and Specific Requirements

Maiden Bermuda, is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

At this time, Maiden Bermuda uses trust accounts primarily to meet collateral requirements — cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of December 31, 2009 certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining are on the records of Maiden US.

As of December 31, 2009, total trust account deposits were $1,342.7 million compared to $1,058.8 million as of December 31, 2008. The following table details additional information on the trust account deposits by segment and by underlying asset as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$38.6	$258.9	$297.5	$—	$—	$—
Maiden Bermuda	94.8	776.3	871.1	323.1	660.4	983.5
Diversified Reinsurance Segment	133.4	1,035.2	1,168.6	323.1	660.4	983.5
Maiden Bermuda	11.5	195.5	207.0	74.1	1.2	75.3
AmTrust Quota Share Segment	11.5	195.5	207.0	74.1	1.2	75.3
Total	$144.9	$1,230.7	$1,375.6	$397.2	$661.6	$1,058.8

For the Quota Share Agreement with AII, Maiden Bermuda has also loaned funds totaling $168.0 million as of December 31, 2009 and 2008, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $19.6 million and $12.2 million as of December 31, 2009 and 2008, respectively.

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

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. The table below shows the aggregate amounts of our invested assets at fair value at December 31, 2009 and 2008:

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. – Treasury bonds	$39.3	$0.2	$(0.3)	$39.2
U.S. Agency bonds	996.6	22.3	(2.8)	1,016.1
Corporate fixed maturities	564.8	38.0	(20.1)	582.7
Municipal bonds	22.7	1	—	23.7
Total available for sale fixed maturities	1,623.4	61.5	(23.2)	1,661.7
Other investments	5.7	—	(0.1)	5.6
Total investments	$1,629.1	$61.5	$(23.3)	$1,667.3

December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. – Treasury bonds	$37.8	$0.8	$—	$38.6
U.S. Agency bonds	756.0	21.2	(5.3)	771.9
Corporate fixed maturities	370.2	2.2	(62.9)	309.5
Total available for sale fixed maturities	1,164.0	24.2	(68.2)	1,120.0
Other investments	5.8	—	(0.5)	5.3
Total investments	$1,169.8	$24.2	$(68.7)	$1,125.3

The major factors influencing the increase during 2009 were:

•	Net cash provided by operating activities of $42.0 million;
•	Net proceeds from the issuances of the Company’s TRUPS totaling $255.8 million, offset by:
•	Dividend payments on common shares

Due to volatility in the fixed income markets in 2009, particularly in the first half of the year, the Company methodically invested the proceeds of the TRUPS issuance received in January 2009 over the course of the year. During that time frame, these funds were held in cash and cash equivalents and given the historically low interest rate environment, temporarily reduced the Company’s effective investment yield on its portfolio. Investment yield on average invested assets was 3.5% for the year ended December 31, 2009 as compared to (0.03)% for the year ended December 31, 2008. Nearly all of those proceeds had been invested by December 31, 2009. As of December 31, 2009 and 2008, net accumulated unrealized gains (loss) were $32.7 million and $(44.5) million, respectively. The change in unrealized gains or losses during 2009 reflected movements in interest rates and credit spread tightening partially offset by the recognition of approximately $0.3 million of realized gains.

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of December 31, 2009, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the year ended December 31, 2009 and the period from May 31, 2007 (inception) to December 31, 2007, the Company recognized no other than temporary impairment. During the year ended December 31, 2008, the Company recognized $43,285 of other than temporary impairment. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2009, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2009.

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2009 and 2008 by the amount of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. – Treasury bonds	$8.6	$(0.3)	$—	$—	$8.6	$(0.3)
U.S. Agency bonds	294.5	(2.8)	0.7	—	295.2	(2.8)
Corporate fixed maturities	11.7	(0.6)	193.7	(19.5)	205.4	(20.1)
	$314.8	$(3.7)	$194.4	$(19.5)	$509.2	$(23.2)
Other investments	$—	$—	$4.9	$(0.1)	$4.9	$(0.1)
Total temporarily impaired available-for-sale securities and other investments	$314.8	$(3.7)	$199.3	$(19.6)	$514.1	$(23.3)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514.1 million and unrealized losses of $23.3 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199.3 million and unrealized losses of $19.6 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. – Treasury bonds	$6.5	$—	$—	$—	$6.5	$—
U.S. Agency bonds	148.8	(5.3)	—	—	148.8	(5.3)
Corporate fixed maturities	104.3	(13.7)	153.1	(49.2)	257.4	(62.9)
	$259.6	$(19.0)	$153.1	$(49.2)	$412.7	$(68.2)
Other investments	$4.7	$(0.5)	$—	$—	$4.7	$(0.5)
Total temporarily impaired available-for-sale securities and other investments	$264.3	$(19.5)	$153.1	$(49.2)	$417.4	$(68.7)

As of December 31, 2008, there were approximately 40 securities in an unrealized loss position with a fair value of $417.4 million and unrealized losses of $68.7 million. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $153.1 million and unrealized losses of $49.2 million.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2009 and 2008 was as follows:

	December 31, 2009		December 31, 2008
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$72.9	4.4%	$6.3	0.6%
Due after one year through five years	159.3	9.6%	149.1	13.3%
Due after five years through ten years	343.8	20.7%	179.8	16.1%
Due after ten years	69.6	4.2%	12.9	1.1%
U.S Agency bonds - mortgage-backed securities	1,016.1	61.1%	771.9	68.9%
Total	$1,661.7	100.0%	$1,120.0	100.0%

As of December 31, 2009 and December 31, 2008, 99% and 99%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

December 31, 2009	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in Millions)
Ratings
U.S. Treasury bonds	$39.3	$39.2	2.4%
AAA U.S. Agency – bonds	996.6	1,016.1	61.1%
AAA	48.4	52.7	3.2%
AA+, AA, AA-	51.6	57.4	3.4%
A+, A, A-	290.0	285.4	17.2%
BBB+, BBB, BBB-	187.6	201.4	12.1%
B or lower	9.9	9.5	0.6%
Total	$1,623.4	$1,661.7	100.0%

Rating* as of December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
U.S. Treasury bonds	$37.8	$38.5	3.5%
AAA U.S. Agency – bonds	756.0	772.0	68.9%
AAA,	15.7	15.7	1.4%
AA+, AA, AA-	41.0	29.1	2.6%
A+, A, A-	265.2	222.7	19.9%
BBB+, BBB, BBB-	36.9	30.6	2.7%
B or lower	11.4	11.4	1.0%
	$1,164.0	$1,120.0	100.00%

The Company holds no asset-backed securities or sovereign securities of foreign governments. The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at December 31, 2009 and 2008 are provided below:

	2009		2008
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – Fixed Rate	$333.1	32.8%	$41.5	5.4%
FNMA – Fixed Rate	125.5	12.3%	117.6	15.2%
FNMA – Variable Rate	135.7	13.4%	145.1	18.8%
FHLMC – Fixed Rate	200.3	19.7%	139.2	18.0%
Total agency RMBS	794.6	78.2%	443.4	57.4%
Non-agency RMBS	—	—	—	—
Total RMBS	794.6	78.2%	443.4	57.4%
Commercial mortgage-backed	—	—	—	—
Total mortgage-backed securities	$794.6	78.2%	$443.4	57.4%
Non-MBS fixed rate Agency securities	221.5	21.8%	328.5	42.6%
Total US Agency bonds	$1,016.1	100.0%	$771.9	100.0%

The Company has also increased its holdings of corporate securities in 2009 to take advantage of various investment opportunities in this asset class. As of December 31, 2009 and 2008, 46.8% and 61.4% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate Securities
Financial Institutions	$430.4	73.9%	$278.0	89.8%
Industrials	108.6	18.6%	20.4	6.6%
Utilities/Other	43.7	7.5%	11.1	3.6%
Total Corporate Securities	$582.7	100.0%	$309.5	100.0%

The Company’s 10 largest corporate holdings as of December 31, 2009 as carried at fair value and as a percentage of all fixed income securities are as follows:

	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016(1)	$37.1	2.2%
Citigroup Inc. FLT, Due 6/9/2016(1)	21.7	1.3%
Merrill Lynch FLT, Due 6/5/2012(1)	19.4	1.2%
Goldman Sachs FLT, Due 3/22/2016(1)	18.4	1.1%
HSBC Finance FLT, Due 6/1/2016(1)	18.3	1.1%
JPMorgan Chase FLT, Due 6/13/2016(1)	18.2	1.1%
Bear Stearns FLT Due 11/21/2016(1)	18.2	1.1%
SLM Corp FLT, Due 1/27/2014(1)	15.4	0.9%
GE Capital Corp FLT, Due 3/20/2014(1)	13.6	0.8%
Bank of Scotland 5%, Due 11/21/2011	13.4	0.8%
Total	$193.7	11.7%

(1)	Securities with the notation FLT are floating rate securities.

Reserve for Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2009.

At December 31, 2009 and 2008, the Company recorded gross reserves for unpaid losses and loss expenses of $1,006.3 million and $897.7 million, respectively, and net reserves for unpaid losses and loss expenses of $994.3 million and $897.7 million, respectively.

The following table provides a reconciliation of the net reserves for unpaid losses and loss expenses for the years ended December 31, 2009, 2008 and 2007 (in millions of U.S. dollars):

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$897.7	$38.5	$—
Less reinsurance recoverable at beginning of period	—	—	—
Net loss and loss adjustment expense reserves at beginning of period	897.7	38.5	—
Net incurred losses related to:
Current year	620.0	265.5	65.0
Prior years	(11.4)	(1.8)	—
	608.6	263.7	65.0
Net paid losses related to:
Current year	209.1	143.3	26.5
Prior years	303.2	16.6	—
	512.3	159.9	26.5
Acquired loss and loss expense reserve	0.2	755.6	—
Effect of foreign exchange movement	0.1	(0.2)	—
Net loss and loss adjustment expense reserves at end of period	994.3	897.7	38.5
Reinsurance recoverable at end of period	12.0	—	—
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,006.3	$897.7	$38.5

See Business – Reserves in Item 1 of Part I of this Report, Critical Accounting Policies and Estimates — Unpaid Losses and Loss Expenses and Review of Net Income — Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. As of March 15, 2010, our financial strength rating from A.M. Best was A-.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of December 31, 2009 and 2008. In general, the impact of the first full year of operations of the business acquired in the GMAC Acquisition was the cause of the increase.

At December 31,	2009	2008
	(in $ Millions)
Reinsurance balances receivable	$208.5	$71.9
Prepaid reinsurance	28.8	—
Deferred acquisition costs	173.0	104.5
Reserve for loss and loss adjustment expenses	(1,006.3)	(897.7)
Unearned premiums	(583.5)	(444.5)

Capital Resources

Capital resources consists of funds deployed or available to be deployed in support of our business operations. Our total capital resources at December 31, 2009 and 2008 were as follows:

At December 31,	2009	2008
	(in $ Millions)
Junior subordinated debt	$215.1	$—
Shareholders’ equity	676.5	509.8
Total capital resources	$891.6	$509.8
Ratio of debt to total capitalization	24.1%	—

As of December 31, 2009, our shareholders’ equity was $676.5 million, a 32.7% increase compared to $509.8 million as of December 31, 2008. The increase was due primarily to net income for the year ended December 31, 2009 of $61.1 million and unrealized gains on investments of $77.2 million offset by dividends declared of $17.2 million.

On January 20, 2009, the Company established a special purpose trust for the purpose of issuing trust preferred securities. This involved private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit.

As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Trust Preferred Securities. The Trust Preferred Securities mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.76%. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in subordinated debentures issued by the Company. The gross proceeds to the Company were approximately $260.1 million in the form of junior subordinated debt, before approximately $4.3 million of placement agent fees and expenses.

Under the terms of the Trust Preferred Securities, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the full amount of the Trust Preferred Securities were repaid within five years of the date of issuance, the additional amount due would be $36.4 million, which would be a reduction in earnings.

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At December 31, 2009, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $44.9 million. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements, and the Company is confident in its ability to meet all of its obligations. The Company’s table aggregate contractual obligations as of December 31, 2009 are summarized as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$4.8	$1.6	$2.1	$0.9	$0.2
Employment agreements	7.9	4.3	3.6	—	—
Junior subordinated debt and interest	1,317.1	36.4	72.8	72.8	1,135.1
Investment commitments outstanding	95.4	95.4	—	—	—
Gross reserve for losses and loss expenses	1,006.3	265.3	306.2	158.8	276.0
Total	$2,431.5	$403.0	$384.7	$232.5	$1,411.3

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2008. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk as certain portions of the AmTrust Quota Share segment, including underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the British pound. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have an effect on the Company’s results of operations.

We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains amounted to $1.9 million during the year ended December 31, 2009 compared to losses of $1.4 million and $1.0 thousand during the years ended December 31, 2008 and for the period May 31 to December 31, 2007, respectively.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for unpaid losses and loss expenses. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8, Note 2 to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

Generally Accepted Accounting Principles

In June 2009 the FASB approved the ASC Topic 105, “Generally Accepted Accounting Principles” (“The Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification was effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification was not designed to change U.S. GAAP other than by resolving certain minor inconsistencies that previously existed. Rather it is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. The Company adopted this guidance in the third quarter of 2009.

Business Combinations

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

Fair Value Measurements and Disclosures

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures — Overall — Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments — Overall — Disclosure” (“ASC 825-10-50”), and ASC 320-10-35, “Investments —  Debt and Equity Securities — Overall — Subsequent Measurement” (“ASC 320-10-35”) which are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

ASC 820-10-35 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of ASC 820-10-35 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

Other Than Temporary Impairment

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

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance. The adoption did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

Measuring Fair Value of Certain Investments

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Measuring Fair Value of Certain Investments” (“ASU 2009-12”). This update provides further amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” to offer investors a practical expedient for measuring the fair value of investments in certain entities that calculate net asset value per share (“NAV”). Specifically, measurement using NAV is reasonable for investments within the scope of ASU 2009-12. The ASU 2009-12 is effective for the first interim or annual reporting period beginning after the ASU’s issuance. The adoption did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. The standard amends ASC Topic 820, Fair Value Measurements and Disclosures to require additional disclosures related to transfers between levels in the hierarchy of the fair value measurement. The standard is effective for interim and annual reporting periods beginning after December 15, 2009. The standard does not change how fair values are measured. Accordingly, the standard is not expected to have an impact on the Company’s consolidated results of operations and financial condition.

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued. It exempts SEC filers from disclosing the date through which subsequent events have been evaluated.

Accounting for Transfers of Financial Assets

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”). SFAS 166 has not yet been adopted into the Codification and it requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

Consolidation of Variable Interest Entities

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2009, we had fixed maturity securities with a fair value of $1,239 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2009 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of December 31, 2009.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in Millions)	($ in Millions)
200 basis point increase	$1,560.0	$(101.7)	(15.0)%
100 basis point increase	1,603.7	(58.0)	(8.6)%
No change	1,661.7	—	0%
100 basis point decrease	1,694.5	32.8	4.8%
200 basis point decrease	$1,742.5	$80.8	11.9%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Credit Risk

In providing reinsurance, we will have premiums receivable subject to credit risk of the ceding company. Our credit risk results from our insureds’ potential inability to meet their premium obligations. We also are exposed to credit risk on our investment portfolio. Our credit risk is the potential loss in market value resulting from adverse change in the borrower’s ability to repay its obligations. Our investment objectives are to preserve capital, generate investment income and maintain adequate liquidity for the payment of claims and debt service, if any. We seek to achieve these goals by investing in a diversified portfolio of securities. We manage credit risk through regular review and analysis of the creditworthiness of all investments and potential investments. If we retrocede business to other reinsurers, we will have reinsurance recoverables subject to credit risk. To mitigate the risk of these counterparties’ nonpayment of amounts due, we will establish business and financial standards for reinsurer approval, incorporating ratings and outlook by major rating agencies and considering then-current market information. Further, we are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.

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

As of December 31, 2009, 0.6% of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar compared to 0.6% as of December 31, 2008. For the years ended December 31, 2009 and 2008, approximately 1.2% and 1.4%, respectively, of our business written was denominated in currencies other than the U.S. dollar.

Our foreign exchange gains (losses) for the years ended December 31, 2009 and 2008 and the period from May 31 (inception) to December 31, 2007 were $1.9 million, $(1.4) million and $(1.0) thousand, respectively.

Item 8. Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-40 and S-1 through S-6 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Exchange Act) as of December 31, 2009. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2009 based on those criteria.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings Ltd.

We have audited Maiden Holdings Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maiden Holdings Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Maiden Holdings Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings Ltd. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, and our report dated March 16, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
March 16, 2010

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 4, 2010 (the “Proxy Statement”) captioned “Election of Directors,” “Executive Officers,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Nominating and Corporate Governance Committee.”

We have adopted a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies specifically to such persons. The Code of Ethics is available free of charge on our website at www.maiden.bm and is available in print to any shareholder who requests it. We intend to disclose any amendments to this code by posting such information on our website, and disclose any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Compensation Discussion and Analysis,” “Director Compensation for 2009,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information,” “Security Ownership of Management” and “Compensation Discussion and Analysis.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Certain Relationships and Related Transactions,” “Audit Committee,” “Board Independence,” “Compensation Committee,” and “Nominating and Corporate Governance Committee.”

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information responsive thereto in the section in the Proxy Statement captioned “Appointment of Independent Auditors of Maiden Holdings, Ltd.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 16, 2010.

MAIDEN HOLDINGS, LTD
By: /s/ Arturo M. Raschbaum Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum Arturo M. Raschbaum	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2010
/s/ John Marshaleck John Marshaleck	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010
/s/ Barry D. Zyskind Barry D. Zyskind	Chairman	March 16, 2010
/s/ Raymond M. Neff Raymond M. Neff	Director	March 16, 2010
/s/ Simcha Lyons Simcha Lyons	Director	March 16 2010
/s/ Yehuda L. Neuberger Yehuda L. Neuberger	Director	March 16, 2010
/s/ Steven H. Nigro Steven H. Nigro	Director	March 16, 2010

EXHIBIT INDEX

Exhibit No.	Description	Reference
2.1	Stock Purchase Agreement by and between Maiden Holdings North America, Ltd. and GMAC Insurance Management Corporation, dated as of October 31, 2008	(1)
2.2	Stock Purchase Agreement by and between Maiden Holdings North America, Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(1)
2.3	Securities Purchase Agreement by and between Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and GMACI Holdings LLC, dated as of October 31, 2008	(1)
2.4	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(1)
3.1	Memorandum of Association	(2)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Warrant granted by Maiden Holdings, Ltd. to George Karfunkel, effective June 7, 2007	(2)
4.3	Warrant granted by Maiden Holdings, Ltd. to Michael Karfunkel, effective June 7, 2007	(2)
4.4	Warrant granted by Maiden Holdings, Ltd. to Barry D. Zyskind, effective June 7, 2007	(2)
4.5	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.6	Registration Rights Agreement by and between Maiden Holdings, Ltd. and George Karfunkel, Michael Karfunkel and Barry D. Zyskind, dated as of July 3, 2007	(2)
4.7	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein), dated as of January 20, 2009	(3)
4.8	Indenture by and between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferrable Interest Debentures Due 2039 (including the form of debenture), dated January 20, 2009	(3)
4.9	Guarantee Agreement by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.10	Guarantee Agreement by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
10.1*	2007 Share Incentive Plan	(2)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.4*	Employment Agreement by and between Maiden Holdings, Ltd. and Max G. Caviet, dated as of July 3, 2007	(2)

Exhibit No.	Description	Reference
10.5*	Employment Agreement by and between Maiden Re and Karen Schmitt, dated as of October 31, 2008	(5)
10.6*	Employment Agreement by and between Maiden Re. and John Marshaleck, dated as of October 31, 2008	(5)
10.7*	Employment Agreement by and between Maiden Holdings, Ltd. and Arturo Raschbaum, dated as of October 31, 2008	(5)
10.8*	Employment Agreement by and between Maiden Insurance Company Ltd. and James A. Bolz, dated as of October 23, 2007	(6)
10.9*	Employment Agreement by and between Maiden Holdings, Ltd. and Michael J. Tait, dated as of November 6, 2007	(6)
10.10*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.11	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.12	Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd., entered into as of September 17, 2007 and effective as of July 1, 2007	(2)
10.13	Addendum No. 1 to the Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd., dated as of January 15, 2008	(4)
10.14	Addendum No. 2 to Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(7)
10.15	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	†
10.16	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd., dated as of November 16, 2007	(4)
10.17	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd., dated as of February 15, 2008	(4)
10.18	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company, Ltd., dated as of July 3, 2007	(2)
10.19	Reinsurance Brokerage Agreement by and between Maiden Insurance Company, Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.20	Brokerage Services Agreement between Maiden Insurance Company, Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(4)
10.21	Reinsurance Brokerage Services Agreement between Maiden Insurance Company, Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(8)
10.22	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(4)

Exhibit No.	Description	Reference
10.23*	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors, dated as of January 14, 2009	(3)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO Seidman, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s S-1, as initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2009 (File No. 001-34042).
(4)	Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant’s S-1 filed with the SEC on March 28, 2008 (No. 333-146137).
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 001-34042).
(6)	Incorporated by reference to the filing of such exhibit with Amendment No. 1 to the registrant’s S-1 filed with the SEC on November 7, 2007 (No. 333-146137).
(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2008 (File No. 001-34042).
(8)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant’s S-1 filed with the SEC on April 24, 2008 (No. 333-146137).
†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Related Notes	Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as at December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008 and for the Period from May 31 2007 (Inception) to December 31, 2007	F-4
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2009 and 2008 and for the Period from May 31, 2007 (Inception) to December 31, 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008 and for the Period from May 31, 2007 (Inception) to December 31, 2007	F-6
Notes to Consolidated Financial Statements
Note 1 — Organization	F-7
Note 2 — Significant Accounting Policies	F-7
Note 3 — Segment Information	F-14
Note 4 — Acquisitions	F-19
Note 5 — Investments	F-20
Note 6 — Fair Value Measurements	F-25
Note 7 — Goodwill and Intangible Assets	F-26
Note 8 — Junior Subordinated Debt	F-27
Note 9 — Reinsurance	F-28
Note 10 — Reserve for Loss and Loss Adjustment Expenses	F-28
Note 11 — Related Party Transactions	F-30
Note 12 — Commitments and Contingencies	F-32
Note 13 — Earnings Per Common Share	F-35
Note 14 — Shareholders’ Equity	F-35
Note 15 — Share Compensation Plans	F-36
Note 16 — Taxation	F-37
Note 17 — Statutory Financial Information	F-38
Note 18 — Subsequent Events	F-39
Note 19 — Condensed Quarterly Financial Data — Unaudited	F-40
Supplementary Information
Summary of Investments — Other than Investments in Related Parties (Schedule I)	S-1
Condensed Financial Information of Registrant (Schedule II)	S-2
Supplementary Insurance Information (Schedule III)	S-5
Supplementary Reinsurance Information (Schedule IV)	S-6
Supplementary Insurance Information Concerning Property and Casualty Insurance Operations (Schedule VI)	S-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Maiden Holdings Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings Ltd.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York
March 16, 2010

MAIDEN HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS
As at December 31, 2009 and 2008
(In Thousands of United States Dollars, Except Par Value and per Share Data)

	2009	2008
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2009: $1,623,382; 2008: $1,163,926)	$1,661,692	$1,119,955
Other investments, at fair value (Cost 2009: $5,684; 2008:$5,819)	5,549	5,291
Total investments	1,667,241	1,125,246
Cash and cash equivalents	107,396	131,897
Restricted cash and cash equivalents	144,944	409,277
Accrued investment income	11,405	10,293
Reinsurance balances receivable (includes $43,169 and $48,387 from related party in 2009 and 2008, respectively)	208,495	71,895
Prepaid reinsurance	28,752	—
Reinsurance recoverable on unpaid losses	11,984	—
Loan to related party	167,975	167,975
Deferred acquisition costs (includes $85,827 and $80,455 from related party in 2009 and 2008, respectively)	172,983	104,470
Other assets	11,818	2,617
Intangible assets, net	51,284	55,147
Goodwill	52,617	49,747
Total assets	$2,636,894	$2,128,564
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $173,131 and $69,646 from related party in 2009 and 2008, respectively)	$1,006,320	$897,656
Unearned premiums (includes $264,350 and $245,742 from related party in 2009 and 2008, respectively)	583,478	444,479
Accrued expenses and other liabilities	60,044	44,024
Securities sold under agreements to repurchase, at contract value	95,401	232,646
Junior subordinated debt	215,125	—
Total liabilities	1,960,368	1,618,805
Commitments and Contingencies
Shareholders’ equity
Common shares ($0.01 par value; 71,253,625 and 59,550,000 shares issued in 2009 and 2008, respectively;70,291,289 and 58,587,664 shares outstanding in 2009 and 2008, respectively)	713	596
Additional paid-in capital	576,086	530,519
Accumulated other comprehensive income (loss)	32,747	(44,499)
Retained earnings	70,781	26,944
Treasury shares, at cost (2009 and 2008: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	676,526	509,759
Total liabilities and shareholders’ equity	$2,636,894	$2,128,564

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands of United States Dollars, Except per Share Data)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Revenues:
Gross premiums written:	$1,048,676	$727,395	$247,353
Net premiums written	$1,030,374	$727,395	$247,353
Change in unearned premiums	(110,455)	(307,313)	(137,166)
Net earned premium	919,919	420,082	110,187
Net investment income	62,957	37,240	15,233
Net realized investment gains (losses)	270	(37,555)	170
Total revenues	983,146	419,767	125,590
Expenses:
Net loss and loss adjustment expenses	608,613	263,682	65,017
Commission and other acquisition expenses	241,429	119,703	35,525
Other operating expenses	32,135	14,973	2,960
Subordinated debt interest expense	34,431	—	—
Amortization of intangible assets	6,590	1,253	—
Foreign exchange and other (gain) loss	(2,454)	1,362	1
Total expenses	920,744	400,973	103,503
Income before income taxes	62,402	18,794	22,087
Income taxes:
Current tax expense	—	—	—
Deferred tax expense	1,344	—	—
Income tax expense	1,344	—	—
Net income	$61,058	$18,794	$22,087
Basic earnings per common share	$0.88	$0.32	$0.44
Diluted earnings per common share	$0.87	$0.32	$0.44
Dividends declared per common share	$0.25	$0.21	$0.025
Weighted average number of basic shares outstanding	69,646,804	59,344,912	50,759,772
Weighted average number of diluted shares outstanding	70,060,197	59,344,912	50,759,772
Net realized investment gains (losses):
Total other-than-temporary impairment losses	$—	$(43,285)	$—
Portion of loss recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	—	(43,285)	—
Gross realized gains on sale of investments	4,896	8,964	215
Gross realized loss on sale of investments	(4,626)	(3,234)	(45)
Net realized investment gains (losses)	$270	$(37,555)	$170

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In Thousands of United States Dollars, Except per Share Data)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Common shares
Balance – beginning of year/period	$596	$596	$—
Exercise of options and issuance of shares, net	117	—	596
Balance – end of year/period	713	596	596
Additional paid-in capital
Balance – beginning of year/period	530,519	529,647	—
Exercise of options and issuance of shares, net	44,940	—	529,333
Share based compensation	627	872	314
Balance – end of year/period	576,086	530,519	529,647
Accumulated other comprehensive income (loss)
Balance – beginning of year/period	(44,499)	(13,496)	—
Net unrealized gains (losses) on securities	77,246	(31,003)	(13,496)
Balance – end of year/period	32,747	(44,499)	(13,496)
Retained earnings
Balance – beginning of year/period	26,944	20,598	—
Net income	61,058	18,794	22,087
Dividends on common shares	(17,221)	(12,448)	(1,489)
Balance – end of year/period	70,781	26,944	20,598
Treasury shares
Balance – beginning of year/period	(3,801)	—	—
Shares repurchased	—	(3,801)	—
Balance – end of year/period	(3,801)	(3,801)	—
Total Shareholders’ Equity	$676,526	$509,759	$537,345
Comprehensive income (loss)
Net income	$61,058	$18,794	$22,087
Other comprehensive income(loss)	77,246	(31,003)	(13,496)
Comprehensive income (loss)	$138,304	$(12,209)	$8,591
Disclosure regarding net unrealized gains (losses)
Unrealized holding gains (losses) during the year/period	$77,516	$(68,558)	$(13,326)
Adjustment for reclassification of realized (gains) losses and other-than-temporary losses recognized in net income	(270)	37,555	(170)
Net unrealized gains (losses) on securities	$77,246	$(31,003)	$(13,496)

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of United States Dollars, Except per Share Data)

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Cash flows from operating activities:
Net income	$61,058	$18,794	$22,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,359	1,314	3
Net realized gain on sales of investments	(270)	(5,730)	(170)
Other than temporary impairment of investments	—	43,285	—
Foreign exchange and other (gain) loss	(2,454)	1,362	1
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	(5,474)	(1,704)	132
Changes in assets – (increase) decrease:
Reinsurance balances receivable	(139,520)	(44,793)	(27,991)
Prepaid reinsurance	(28,752)	—	—
Accrued investment income	(1,022)	(6,995)	(3,204)
Deferred commission and other acquisition costs	(68,467)	(60,255)	(44,215)
Other assets	3,376	(256)	(454)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses, net	97,569	305,459	38,508
Unearned premiums	137,625	307,313	137,166
Accrued expenses and other liabilities	(19,046)	32,066	2,589
Net cash provided by operating activities	$41,982	$589,860	$124,452
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	$(891,332)	$(478,844)	$(643,140)
Purchases of other investments	(139)	(392)	(15,176)
Sale of investments:
Proceeds from sales of fixed-maturity securities	200,493	103,443	49,259
Proceeds from maturities and calls of fixed maturity securities	268,429	231,416	6,029
Proceeds from redemption of other investments	153	—	—
Decrease (increase) in restricted cash	264,333	(409,277)	—
Acquisition of subsidiaries (net of cash acquired)	(13,613)	(108,635)	—
Purchase of capital assets	(1,749)	(209)	(32)
Loan to related party	—	(54,433)	(14,103)
Net cash used in investing activities	$(173,425)	$(716,931)	$(617,163)
Cash flows from financing activities:
Repurchase agreements, net	$(137,245)	$232,646	$—
Common share issuance	129	—	529,929
Junior subordinated debt issuance	260,000	—	—
Junior subordinated debt issuance cost	(4,342)	—	—
Dividends paid	(12,652)	(8,933)	(1,489)
Net cash provided by financing activities	$105,890	$223,713	$528,440
Effect of exchange rate changes on foreign currency cash	$1,052	$(474)	$-
Net (decrease) increase in cash and cash equivalents	(24,501)	96,168	35,729
Cash and cash equivalents, beginning of period	131,897	35,729	—
Cash and cash equivalents, end of period	$107,396	$131,897	$35,729
Supplemental information on cash flows
Cash paid for interest	$26,794	$—	$—-
Supplemental information about non-cash investing and financing activities
Investments acquired under loss portfolio transfer	—	553,689	—
Reserves assumed under loss portfolio transfer	—	(553,689)	—
Discount on subordinated obligation	(44,928)	—	—
Additional paid-in capital	44,928	—	—
Redemption of other investments via treasury shares	—	(3,801)	—
Treasury shares acquired as redemption of other investments	—	3,801	—
Investments transferred under AII Quota Share Agreement	—	—	(99,439)
Loan as a result of investment transfer under AII Quota Share Agreement	—	—	99,439

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

1. Organization

Maiden Holdings, Ltd. (sometimes referred to as the “Company”) is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsure risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company, Ltd. (“Maiden Bermuda”) and have operations in United States and Bermuda, respectively. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly-owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business.

2. Significant Accounting Policies

Basis of Reporting — The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. Certain prior year comparatives have been reclassified to conform to the current year presentation.

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

Investments — The Company currently classifies all of its fixed maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of issue.

Other Investments — Other investments comprise investments in hedge funds. Hedge funds are reported at fair value based on the financial information received from the fund managers and other information available to management. Unrealized gains or losses on other investments are reported as a component of accumulated other comprehensive income.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

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

Impairments of investment securities results in a charge to operations when a market decline below cost is deemed to be other than temporary. To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

•	Historic and implied volatility of the security;
•	Length of time and extent to which the fair value has been less than amortized cost;
•	Adverse conditions specifically related to the security or to specific conditions in an industry or geographic area;
•	Failure, if any, of the issuer of the security to make scheduled payments; and
•	Recoveries or additional declines in fair value subsequent to the balance sheet date.

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If an OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Operations. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Operations, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to OCI, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

Fair Value Measurements — FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

will then determine if the estimate is Level 2 or Level 3 hierarchy. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

Cash and Cash Equivalents — The Company maintains its cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. Accordingly, changes in restricted cash and cash equivalents are reported as an investing activity in our Consolidated Statements of Cash Flows. The Company maintains certain cash and investments in Trust accounts to be used primarily as collateral for unearned premium and loss and loss expense reserves owed to insureds. The Company is required to maintain minimum balances in these accounts based on pre-determined formulas. See Note 5(f) for additional details.

Premiums and Related Costs — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period. Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on the actual coverage period selected by the original insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.

The unearned portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Reserves are established for the earned portion of premiums ceded and recorded as an asset called reinsurance recoverable on unpaid losses. Premiums earned are reported net of reinsurance in the consolidated statements of operations.

Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits.

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition costs, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized at a segment level if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition costs and anticipated investment income exceed unearned premium.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

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

Capital Assets — Capital Assets recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	3 – 7 years
Computer equipment and software	3 years
Leasehold improvements	Lease term

Business Combinations, Goodwill and Intangible Assets — A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill, and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized.

Goodwill and other indefinite life intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Definite life intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable, and tested for impairment if appropriate. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill.

The Company has established October 1 as the date for performing its annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in the Company’s consolidated statements of operations.

Income Taxes — The Company accounts for income taxes using FASB ASC Topic 740 “Income Taxes” for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. US GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax expense.

Share Compensation Expense — The Company recognizes the compensation expense for share option grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The fair value of the grant will amortize ratably over its vesting period as a charge to

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

compensation expense and an increase to additional paid in capital in Shareholders’ Equity. At this time, the Company has granted share options but has not issued restricted shares.

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

Foreign Currency Transactions — Our functional currency is the U.S. dollar. We translate monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued.

Recently Issued Accounting Pronouncements

Generally Accepted Accounting Principles

In June 2009 the FASB approved the ASC Topic 105, “Generally Accepted Accounting Principles” (“The Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification was effective for financial statements that cover interim and annual periods ending after September 15, 2009. The Codification was not designed to change U.S. GAAP other than by resolving certain minor inconsistencies that previously existed. Rather it is intended to make it easier to find and research GAAP applicable to a particular transaction or specific accounting issue. The Company adopted this guidance in the third quarter of 2009.

Business Combinations

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

Fair Value Measurements and Disclosures

On April 1, 2009, the Company adopted the provisions of the FASB ASC 820-10-35, “Fair Value Measurements and Disclosures — Overall — Subsequent Measurement” (“ASC 820-10-35”), ASC 825-10-50, “Financial Instruments — Overall — Disclosure”(“ASC 825-10-50”), and ASC 320-10-35, “Investments — Debt and Equity Securities — Overall — Subsequent Measurement” (“ASC 320-10-35”) which are intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

ASC 820-10-35 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of ASC 820-10-35 did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

Other Than Temporary Impairment

ASC 320-10-35 provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The guidance is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. ASC 320-10-35 also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Based on guidance in FASB ASC 320-10-65 (Prior authoritative literature: FSP 115-2 “Recognition and Presentation of Other-Than-Temporary-Impairments”), in the event of the decline in fair value of a debt security, a holder of that security that does not intend to sell the debt security and for whom it is not more than likely than not that such holder will be required to sell the debt security before recovery of its amortized cost basis, is required to separate the decline in fair value into (a) the amount representing the credit loss and (b) the amount related to other factors. The amount of total decline in fair value related to the credit loss shall be recognized in earnings as an Other-Than-Temporary Impairment (“OTTI”) with the amount related to other factors recognized in accumulated other comprehensive loss, net of tax. OTTI credit losses result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process, and different judgments and assumptions could affect the timing of the loss realization.

Measuring Liabilities at Fair Value

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosures” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for the first interim or annual reporting period beginning after the ASU’s issuance. The adoption did not have a material impact on the Company’s consolidated shareholders’ equity or net income.

Subsequent Events

In February 2010, the FASB issued ASU 2010-09, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued. It exempts SEC filers from disclosing the date through which subsequent events have been evaluated.

Accounting for Transfers of Financial Assets

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” (“SFAS 166”). SFAS 166 has not yet been adopted into the Codification and it requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. SFAS 166 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

2. Significant Accounting Policies  – (continued)

interim periods within those fiscal years, and will be adopted by the Company in the first quarter of fiscal year 2010. The Company is assessing the potential impact, if any, of the adoption of SFAS 166 on its consolidated results of operations and financial condition.

Consolidation of Variable Interest Entities

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

3. Segment Information

The Company currently operates two business segments, Diversified Reinsurance and AmTrust Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment the Company identifies those assets that are attributable to a particular segment such as reinsurance receivable, deferred commissions and acquisition cost, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

3. Segment Information  – (continued)

The following tables summarize the underwriting results of our operating segments:

For the Year Ended December 31, 2009	Diversified Reinsurance	AmTrust Quota Share	Total
Gross premiums written	$676,318	$372,358	$1,048,676
Net premiums written	$658,016	$372,358	$1,030,374
Net earned premium	$567,998	$351,921	$919,919
Net loss and loss adjustment expenses	(393,760)	(214,853)	(608,613)
Commissions and other acquisition expenses	(126,193)	(115,236)	(241,429)
General and adiministrative expenses	(19,211)	(2,515)	(21,726)
	$28,834	$19,317	$48,151
Reconciliation to net income
Net investment income and realized gain			63,227
Amortization of intangible assets			(6,590)
Foreign exchange and other gain			2,454
Subordinated obligation interest expense			(34,431)
Other operating expenses			(10,409)
Net Income before income taxes			$62,402
Net loss and loss expense ratio*	69.3%	61.1%	66.2%
Acquisition cost ratio**	22.2%	32.7%	26.2%
General and administrative expense ratio***	3.4%	0.7%	3.5%
Combined ratio****	94.9%	94.5%	95.9%

For the Year Ended December 31, 2008	Diversified Reinsurance	AmTrust Quota Share	Total
Gross and net premiums written	$288,723	$438,672	$727,395
Net earned premium	$85,037	$335,045	$420,082
Loss and loss adjustment expenses	(65,927)	(197,755)	(263,682)
Commissions and other acquisition expenses	(9,051)	(110,652)	(119,703)
General and administrative expenses	(6,882)	(1,494)	(8,376)
	$3,177	$25,144	$28,321
Reconciliation to net income
Net investment income and realized losses			(315)
Amortization of intangibles			(1,253)
Foreign exchange loss			(1,362)
Other operating expenses			(6,597)
Net Income before income taxes			$18,794
Net loss and loss expense ratio*	77.5%	59.0%	62.8%
Acquisition cost ratio**	10.7%	33.0%	28.5%
General and administrative expense ratio***	8.1%	0.5%	3.5%
Combined ratio****	96.3%	92.5%	94.8%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

3. Segment Information  – (continued)

For the Period from May 31, 2007 (Inception) to December 31, 2007	Diversified Reinsurance	AmTrust Quota Share	Total
Gross and net premiums written	$100	$247,253	$247,353
Net earned premium	$33	$110,154	$110,187
Loss and loss adjustment expenses	(23)	(64,994)	(65,017)
Commissions and other acquisition expenses	—	(35,525)	(35,525)
General and administrative expenses	—	(235)	(235)
Underwriting income	$10	$9,400	$9,410
Reconciliation to net income
Net investment income and realized gains			15,403
Foreign exchange loss			(1)
Other operating expenses			(2,725)
Net Income before income taxes			$22,087
Net loss and loss expense ratio*	69.7%	59.0%	59.0%
Acquisition cost ratio**	0.0%	32.3%	32.2%
General and administrative expense ratio***	0.0%	0.2%	2.7%
Combined ratio****	69.7%	91.5%	93.9%

*	Calculated by dividing net losses and loss expenses by net premiums earned.
**	Calculated by dividing commission and other acquisition costs by net premiums earned
***	Calculated by dividing general and administrative expenses by net premiums earned.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

3. Segment Information  – (continued)

	Diversified Reinsurance	AmTrust Quota Share	Total
As of December 31, 2009
Reinsurance balances receivable, net	$168,639	$39,856	$208,495
Prepaid reinsurance	28,752	—	28,752
Reinsurance recoverable on unpaid losses	11,984	—	11,984
Deferred acquisition costs	88,224	84,759	172,983
Loan to related party	—	167,975	167,975
Goodwill	52,617	—	52,617
Intangible assets, net	51,284	—	51,284
Restricted investments and cash	1,168,663	206,959	1,375,622
Corporate and other assets	2,502	—	567,182
Total Assets	$1,572,665	$499,549	$2,636,894
As of December 31, 2008
Reinsurance balances receivable, net	$27,509	$44,386	$71,895
Deferred commission and other acquisition costs	25,696	78,774	104,470
Loan to related party	—	167,975	167,975
Goodwill	49,747	—	49,747
Intangible assets, net	55,147	—	55,147
Restricted investments and cash	995,589	75,279	1,070,868
Corporate and other assets	—	—	608,462
Total Assets	$1,153,688	$366,414	$2,128,564
As of December 31, 2007
Reinsurance balances receivable, net	$100	$27,890	$27,990
Deferred commission and other acquisition costs	—	44,215	44,215
Loan to related party	—	113,542	113,542
Corporate and other assets	—	—	529,861
Total Assets	$100	$185,647	$715,608

The following table shows an analysis of the Company’s gross and net premiums written and earned by client location by geographic location. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Gross premiums written – North America	$947.4	$637.8	$183.4
Net premiums written – North America	929.1	637.8	183.4
Gross and net premiums written – Other (predominantly in Europe)	101.3	89.6	64.0
Net premiums earned – North America	838.2	351.4	89.4
Net premiums earned – Other (predominantly in Europe)	$81.7	$68.6	$20.8

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

3. Segment Information  – (continued)

The following tables set forth financial information relating to net premiums written by major line of business for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007:

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$165,705	16.08%	$78,253	10.76%	$—	—
Casualty	387,218	37.58%	159,990	21.99%	100	0.04%
Accident and Health	105,093	10.20%	50,480	6.94%	—	—
Total Diversified Reinsurance	$658,016	63.86%	$288,723	39.69%	$100	0.04%
AmTrust Quota Share
Small Commercial Business	$186,473	18.10%	$263,580	36.24%	$109,227	44.16%
Specialty Middle Market Property & Casualty	58,048	5.63%	43,484	5.98%	36,941	14.93%
Specialty Risk and Extended Warranty	127,837	12.41%	131,608	18.09%	101,085	40.87%
Total AmTrust Quota Share	$372,358	36.14%	$438,672	60.31%	$247,253	99.96%
	$1,030,374	100.00%	$727,395	100.00%	$247,353	100.00%

The following tables set forth financial information relating to net premiums earned by major line of business for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007:

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		For the Period from May 31, 2007 (Inception) to December 31, 2007
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$146,783	15.96%	$24,158	5.74%	$—	—
Casualty	316,676	34.42%	46,315	11.03%	33	0.03%
Accident and Health	104,539	11.36%	14,564	3.47%	—	—
Total Diversified Reinsurance	$567,998	61.74%	$85,037	20.24%	$33	0.03%
AmTrust Quota Share
Small Commercial Business	$199,020	21.63%	$206,249	49.10%	$59,965	54.42%
Specialty Middle Market Property & Casualty	52,842	5.75%	37,744	8.99%	16,602	15.07%
Specialty Risk and Extended Warranty	100,059	10.88%	91,052	21.67%	33,587	30.48%
Total AmTrust Quota Share	$351,921	38.26%	$335,045	79.76%	$110,154	99.97%
	$919,919	100.00%	$420,082	100.00%	$110,187	100.00%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

4. Acquisitions

On October 31, 2008, the Company acquired the reinsurance operations of GMAC Insurance (“GMACI”), including its book of assumed reinsurance business. As part of the transaction, the Company’s wholly-owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”), acquired GMAC RE LLC (“GMAC RE”), the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written by GMAC RE. In connection with the transaction, Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”) (the acquisition of GMACI, GMAC RE, GMAC Direct and Integon is referred to as the “GMAC Acquisition”). The acquisitions of GMAC Direct and Integon were closed on December 23, 2008 and September 1, 2009, respectively. GMAC direct was renamed Maiden Reinsurance Company (“Maiden US”) and Integon was renamed Maiden Specialty Insurance Company (“Maiden Specialty”).

The agreement provided for a base purchase price of GMAC RE of $100,000, which was paid in cash. The consideration for GMAC Direct is $5,000 plus an amount equal to the policyholders’ surplus as of the closing date and for Integon it is $3,200 plus an amount equal to the policyholders’ surplus as of the closing date. The acquisitions of GMAC Direct and Integon were closed on December 23, 2008 and September 1, 2009, respectively. The final adjustments to the initial purchase price were finalized in 2009.

The purchase price was finalized in 2009 and the total consideration paid for the acquisition of GMAC RE, GMAC Direct and Integon was $149,584 which included surplus adjustment of $8,723 and direct transaction cost of $3,413. The Company recorded goodwill of $52,617 and intangible assets of $59,127 related to state licenses and customer relationships. The customer relationships have a useful life of 15 years and state licenses have an indefinite life. The results of operations have been included in the Company’s consolidated financial statements since the acquisition date. The cost of acquisition was allocated to the assets acquired and liabilities assumed based on fair values as of the close of acquisition, with the amount exceeding the fair value recorded as goodwill.

The fair value of the net assets acquired is summarized as follows:

Cash	$26,871
Fixed maturity investments	14,883
Other assets	10,070
Intangible assets	59,127
Goodwill	52,617
Assets acquired	163,568
Accrued expenses and other liabilities	13,984
Liabilities acquired	13,984
Total purchase price	$149,584

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

5. Investments

a) Fixed Maturities and other investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of December 31, 2009 and December 31, 2008, are as follows:

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. – Treasury bonds	$39,297	$224	$(283)	$39,238
U.S. Agency bonds	996,592	22,276	(2,768)	1,016,100
Corporate fixed maturities	564,750	37,985	(20,071)	582,664
Municipal bonds	22,743	947	—	23,690
Total available for sale fixed maturities	1,623,382	61,432	(23,122)	1,661,692
Other investments	5,684	—	(135)	5,549
Total investments	$1,629,066	$61,432	$(23,257)	$1,667,241

December 31, 2008	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. – Treasury bonds	$37,782	$775	$(30)	$38,527
U.S. Agency bonds	756,023	21,178	(5,302)	771,899
Corporate fixed maturities	370,121	2,320	(62,912)	309,529
Total available for sale fixed maturities	1,163,926	24,273	(68,244)	1,119,955
Other investments	5,819	—	(528)	5,291
Total investments	$1,169,745	$24,273	$(68,772)	$1,125,246

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2009	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$71,224	$72,860	4.38%
Due after one year through five years	159,640	159,299	9.59%
Due after five years through ten years	333,187	343,853	20.69%
Due after ten years	62,739	69,580	4.19%
	626,790	645,592	38.85%
Mortgage and asset-backed securities	996,592	1,016,100	61.15%
Total	$1,623,382	$1,661,692	100.00%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

5. Investments  – (continued)

a) Fixed Maturities and other investments (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. – Treasury bonds	$8,632	$(283)	$—	$—	$8,632	$(283)
U.S. Agency bonds	294,524	(2,766)	694	(2)	295,218	(2,768)
Corporate fixed maturities	11,687	(619)	193,676	(19,452)	205,363	(20,071)
	$314,843	$(3,668)	$194,370	$(19,454)	$509,213	$(23,122)
Other investments	$—	$—	$4,864	$(135)	$4,864	$(135)
Total temporarily impaired available-for-sale securities and other investments	$314,843	$(3,668)	$199,234	$(19,589)	$514,077	$(23,257)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514,077 and unrealized losses of $23,257. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199,234 and unrealized losses of $19,589.

	Less than 12 Months		12 Months or More		Total
December 31, 2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. – Treasury bonds	$6,521	$(30)	$—	$—	$6,521	$(30)
U.S. Agency bonds	148,803	(5,302)	—	—	148,803	(5,302)
Corporate fixed maturities	104,279	(13,708)	153,055	(49,204)	257,334	(62,912)
	$259,603	$(19,040)	$153,055	$(49,204)	$412,658	$(68,244)
Other investments	$4,722	$(528)	$—	$—	$4,722	$(528)
Total temporarily impaired available-for-sale securities and other investments	$264,325	$(19,568)	$153,055	$(49,204)	$417,380	$(68,772)

As of December 31, 2008, there were approximately 40 securities in an unrealized loss position with a fair value of $417,380 and unrealized losses of $68,772. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $153,055 and unrealized losses of $49,204.

Other-than-temporary impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of December 31, 2009, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the year ended December 31, 2009, 2008 and the period from May 31, 2007 (inception) to December 31, 2007, the Company recognized $nil, $43,285 and $nil, respectively, of other than temporary impairment. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

5. Investments  – (continued)

a) Fixed Maturities and other investments (continued)

maturities at December 31, 2009, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we have the ability and intent to hold these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2009.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of December 31, 2009	Amortized Cost	Fair Value	% of Total Fair Value
U.S. Treasury bonds	$39,297	$39,238	2.36%
AAA U.S. Agency bonds	996,592	1,016,100	61.15%
AAA	48,404	52,671	3.17%
AA+, AA, AA-	51,554	57,367	3.45%
A+, A, A-	289,995	285,400	17.18%
BBB+, BBB, BBB-	187,618	201,378	12.12%
C-	9,922	9,538	0.57%
	$1,623,382	$1,661,692	100.00%

Rating* as of December 31, 2008	Amortized Cost	Fair Value	% of Total Fair Value
U.S. Treasury bonds	$37,782	$38,527	3.44%
AAA U.S. Agency bonds	756,023	771,899	68.92%
AAA,	15,693	15,748	1.41%
AA+, AA, AA-	40,954	29,087	2.60%
A+, A, A-	265,170	222,704	19.88%
BBB+, BBB, BBB-	36,921	30,607	2.73%
B-	9,581	9,581	0.86%
D	1,802	1,802	0.16%
	$1,163,926	$1,119,955	100.00%

*	Ratings as assigned by Standard & Poor’s (“S&P”)

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

5. Investments  – (continued)

b) Other Investments

The table below shows our portfolio of other investments:

At December 31,	2009		2008
Hedge funds	$4,864	88%	$4,723	89%
Investment in Limited Partnerships	685	12%	568	11%
Total other investments	$5,549	100%	$5,291	100%

c) Securities sold under agreements to repurchase

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2009, there were $95,401 (2008 – $232,646) principal amount outstanding at interest rate of 0.28% (2008 – between 1.25% and 3.00%). Interest expense associated with these repurchase agreements was $980 (2008 – $5,465) for the year ended December 31, 2009; out of which $33 (2008 – $628) was accrued as of December 31, 2009. The Company has approximately $95,401 (2008 – $232,646) of collateral pledged in support of these agreements.

d) Net Investment Income

Net investment income was derived from the following sources:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Fixed maturities	$51,025	$32,756	$9,654
Cash and cash equivalents	13,236	6,201	6,312
Loan to related party	2,361	5,244	240
	66,622	44,201	16,206
Less:
Investment expenses	(2,685)	(1,496)	(973)
Interest expense on securities sold under agreements to repurchase	(980)	(5,465)	—
	$62,957	$37,240	$15,233

e) Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized gains and losses:

For the Year Ended December 31, 2009	Gross Gains	Gross losses	Net
Fixed maturity securities	$4,896	$(4,505)	$391
Other investments	—	(121)	(121)
Net realized gains (losses)	$4,896	$(4,626)	$270

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

5. Investments  – (continued)

e) Realized and unrealized gains and losses (continued)

For the Year Ended December 31, 2008	Gross Gains	Gross losses	Net
Fixed maturity securities	$8,964	$(3,234)	$5,730
Net realized gains (losses)	$8,964	$(3,234)	$5,730

For the Period from May 31, 2007 (inception) to December 31, 2007	Gross Gains	Gross losses	Net
Cash and cash equivalents	$6	$(1)	5
Fixed maturity securities	209	(44)	165
Net realized gains (losses)	$215	$(45)	170

Proceeds from sales of fixed maturities classified as available for sale were $200,493 and $103,443 for the years ended December 31, 2009 and 2008, respectively, and $49,259 for the period from May 31, 2007 (inception) to December 31, 2007.

Net unrealized gain (loss) was as follows:

	2009	2008	2007
Fixed maturities	$38,310	$(43,971)	$(13,976)
Other investments	(135)	(528)	480
Total net unrealized gain (loss)	38,175	(44,499)	(13,496)
Deferred income tax expense	(5,428)	—	—
Net unrealized losses, net of deferred income tax	$32,747	$(44,499)	$(13,496)
Change in unrealized gain (loss), net of deferred income tax	$77,246	$(31,003)	$(13,496)

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

As at December 31,	2009	2008
Restricted cash – third party agreements	$133,029	$335,201
Restricted cash – related party agreements	11,485	74,076
Restricted cash – U.S. state regulatory authorities	430	—
Total restricted cash	144,944	409,277
Restricted investments – in Trust for third party agreements at fair value (Amortized cost: 2009 – $1,011,582; 2008 – $697,141)	1,022,337	655,101
Restricted investments – in Trust for related party agreements at fair value (Amortized cost: 2009 – $177,537; 2008 – $1,200)	195,474	1,203
Restricted investments – in Trust for U.S. state regulatory authorities (Amortized cost: 2009 – $13,032; 2008 – $4,832)	12,867	5,287
Total restricted investments	1,230,678	661,591
Total restricted cash and investments	$1,375,622	$1,070,868

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

6. Fair Value Measurements

a) Fair Value Hierarchy

At December 31, 2009 and 2008, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$39,238	$1,622,454	$—	$1,661,692
Other investments	—	—	5,549	5,549
Total	$39,238	$1,622,454	$5,549	$1,667,241
As a percentage of total assets	1.5%	61.5%	0.2%	63.2%
Liabilities
Securities sold under agreements to repurchase	—	95,401	—	95,401
As a percentage of total liabilities	—	4.9%	—	4.9%

December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities	$38,527	$1,081,428	$—	$1,119,955
Other investments	—	—	5,291	5,291
Total	$38,527	$1,081,428	$5,291	$1,125,246
As a percentage of total assets	1.8%	50.8%	0.2%	52.8%
Liabilities
Securities sold under agreements to repurchase	—	232,646	—	232,646
As a percentage of total liabilities	—	14.4%	—	14.4%

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

Other investments.  The Company has $5,549 or approximately 0.3% of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

6. Fair Value Measurements  – (continued)

b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2009 and 2008:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Balance at beginning of period	$5,291	$15,656
Change in net unrealized gains (losses) – included in other comprehensive loss	393	(1,008)
Net realized (losses) gains – included in net income	(121)	(5,948)
Purchases	139	392
Sales and redemptions	(153)	(3,801)
Net transfers in (out of) of Level 3	—	—
Balance at end of period	$5,549	$5,291

c) Fair Values of Financial Instruments

The carrying amount of financial assets and liabilities presented on the Consolidated Balance Sheets as at December 31, 2009 and 2008 approximate their fair value.

7. Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

December 31, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$—	$52,617	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(7,843)	43,557	15 years double declining
Net balance	$111,744	$(7,843)	$103,901

December 31, 2008	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$49,747	$—	$49,747	Indefinite
State licenses	5,000	—	5,000	Indefinite
Customer relationships	51,400	(1,253)	50,147	15 years double declining
Net balance	$106,147	$(1,253)	$104,894

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

7. Goodwill and Intangible Assets  – (continued)

The Goodwill and intangible assets were recognized in 2009 and 2008 as a result of the GMAC Acquisition (see note 4) and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2009 and 2008. The estimated amortization expense for the next five years is:

December 31, 2009
2010	$5,808
2011	5,033
2012	4,362
2013	3,781
2014	3,276

8. Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units” or the “TRUPS Offering”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden NA, and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit. We also issued 11,700,000 common shares to the purchasers in the “TRUPS Offering”. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses. Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase a subordinated debenture (the “Debenture”) in the principal amount of $260,000 issued by Maiden NA.

Under the terms of the Trust Preferred Securities, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the full amount of the Trust Preferred Securities were repaid within five years of the date of issuance, the additional amount due would be $36,400, which would be a reduction in earnings.

Pursuant to separate Guarantee Agreements dated as of January 20, 2009 with Wilmington, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities.

As a consequence of the issuance of a majority of the Units to a related party under, FASB ASC Topic 810 “Consolidation”, the Trust is a variable interest entity and the Company is deemed not to be the Primary beneficiary of the Trust and therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%.

As of December 31, 2009, the stated value of the Trust Preferred Securities was $215,125 which comprises the principal amount of $260,000 and unamortized discount of $44,875. Amortization expense for the year ended December 31, 2009 was $53.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

9. Reinsurance

The Company utilizes reinsurance and retrocessional reinsurance (“ceded reinsurance”) agreements to reduce its exposure to large claims and catastrophic loss occurrences with various reinsurance companies. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any reinsurance company fails to meet its obligations. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers are unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.

The effect of retrocessional activity on premiums written and earned and on net loss and loss adjustment expenses for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007 was as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Premiums written
Direct	$21,655	$—	$—
Assumed	1,027,021	727,395	247,353
Ceded	(18,302)	—	—
Net	$1,030,374	$727,395	$247,353
Premiums earned
Direct	$4,118	$—	$—
Assumed	940,012	420,082	110,187
Ceded	(24,211)	—	—
Net	$919,919	$420,082	$110,187
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	$616,905	$263,682	$65,017
Loss and loss adjustment expenses recovered	(8,292)	—	—
Net	$608,613	$263,682	$65,017

The reinsurers with the three largest balances accounted for 18.4%, 9.6% and 7.1%, respectively, of the Company’s losses recoverable balance at December 31, 2009. At December 31, 2009, the Company had $nil valuation allowance against losses recoverable.

10. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and loss adjustment expenses comprise the following:

As of December 31,	2009	2008
Reserve for reported loss and loss adjustment expenses	$471,091	$361,182
Reserve for losses incurred but not reported	535,229	536,474
Reserve for loss and loss adjustment expenses	$1,006,320	$897,656

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

10. Reserve for Loss and Loss Adjustment Expenses  – (continued)

The following table represents a reconciliation of our beginning and ending net losses and loss expense reserves:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$897,656	$38,508	$—
Less reinsurance recoverable at beginning of period	—	—	—
Net loss and loss adjustment expense reserves at beginning of period	897,656	38,508	—
Net incurred losses related to:
Current year	620,046	265,490	65,017
Prior years	(11,433)	(1,808)	—
	608,613	263,682	65,017
Net paid losses related to:
Current year	209,123	143,286	26,509)
Prior years	303,158	16,581	—
	512,281	159,867	26,509)
Acquired loss and loss expense reserve	184	755,554	—
Effect of foreign exchange movement	164	(221)	—
Net loss and loss adjustment expense reserves at end of period	994,336	897,656	38,508
Reinsurance recoverable at end of period	11,984	—	—
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,006,320	$897,656	$38,508

Management believes that its use of both historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company writes more business and develops more credible data, the Company expects to assign more weight to its historical experience than to AmTrust’s historical experience and industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.

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

During 2009, the Company recorded estimated net favorable development on prior year loss reserves of $11,433 compared to $1,808 in the prior year. Included in the total is $10,814 (2008 – $1,630) of gains relating to the loss portfolio transfer acquired as part of the GMAC Acquisition. The total gain to date from the loss portfolio transfer reserves is $18,169 of which $5,724 remains as of December 31, 2009. The gain is being amortized into income in proportion to the actual paydown of the reserves acquired.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

10. Reserve for Loss and Loss Adjustment Expenses  – (continued)

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years. The development reflects changes in the consulting actuary’s assessments of the ultimate losses under the relevant reinsurance policies.

11. Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President and Chief Executive Officer and Director of AmTrust. The following describes transactions between the Company and AmTrust.

Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Insurance”) to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years, which has been extended for three years through June 30, 2013, and. will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

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

The Company recorded approximately $110,838, $106,463 and $35,524 of ceding commission expense for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively, as a result of this transaction.

Other Reinsurance Agreement  Effective January 1, 2008 the Company and AmTrust entered into an agreement to reinsure a 45% participation in the $9 million in excess of $1 million layer of AmTrust’s workers’ compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1 million up to $10 million, subject to an annual aggregate deductible of $1.25 million. The premium written in 2009 relating to this contract was $5,051 (2008 – $7,943). This participation was sourced

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

11. Related Party Transactions  – (continued)

through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier. This coverage expired on January 1, 2010.

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

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII as follows:

•	by lending funds in the amount of $167,975 as at December 31, 2009 and 2008 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

11. Related Party Transactions  – (continued)

Collateral provided to AmTrust (continued)

•	effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at December 31, 2009 was approximately $206,960 (2008 – $75,279) and the accrued interest was $1,956 (2008 – $14). (See Note 5(f).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $4,399, $4,188 and $1,376 of reinsurance brokerage expense for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively, and deferred reinsurance brokerage of $3,265, $3,009 and $1,714 as at December 31, 2009, 2008 and 2007, respectively as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (IGI), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI’s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $199, $1,136 and $nil as expense, which is included in other operating expenses, for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.0375% if the average value of the account is greater than $1 billion. The Company recorded approximately $2,480, $1,362 and $911 of investment management fees for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007 respectively, as a result of this agreement.

12. Commitments and Contingencies

a) Concentrations of Credit Risk

As of December 31, 2009 and 2008, the Company’s assets primarily consisted of investments, cash, loan to related party and reinsurance balances receivable. The Company believes it bears minimal credit risk in its cash on deposit. Although there may be credit risk with respect to its reinsurance balances receivable from AmTrust and Motors, the Company believes these premiums will be fully collectible. At December 31, 2009 and 2008, the Company has investments in U.S. government-sponsored enterprises that are in excess of 10% of shareholders’ equity. U.S. government-sponsored enterprises do not have the full and complete support of the U.S. government and, therefore, the Company faces credit risk in respect of these holdings.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

12. Commitments and Contingencies  – (continued)

b) Concentrations of Revenue

During 2009, our gross premium written for AmTrust and Motors accounted for 96.1% (2008 – 96.2%, 2007 – 99.9%) of our total gross premium written. AmTrust accounted for $372,358 or 35.5% (2008 – $446,615 or 61.4%, 2007 – $247,253 or 99.9%) and Motors accounted for $635,143 or 60.6% (2008 – $252,933 or 34.8%, 2007 – $nil).

c) Brokers

We produce our reinsurance business for our Diversified Reinsurance segment primarily through brokers. During 2009, three brokers accounted for 62% (2008 – 64%, 2007 – 0%) of our total gross premiums written for the Diversified Reinsurance segment. Guy Carpenter and Company accounted for 32% (2008 – 27%, 2007 – 0%), Aon Corporation (including Benfield Group, Ltd.) for 24% (2008 – 27%, 2007 – 0%) and Risk Insurance Consulting Services for 6% (2008 – 10%, 2007 – 0%). No other broker accounted for more than 10% of our gross premiums written on other segment.

d) Letters of Credit

As of December 31, 2009 and 2008, we had letters of credit outstanding of $19.6 million and $12.2 million, respectively. The letters of credit are secured by deposits held by the issuing banks of a similar amount.

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space and apartments under operating leases expiring in various years through 2015. Total rent expense for the years December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007 was $1,723, $634 and $14, respectively. Future minimum lease payments as of December 31, 2009 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2009
2010	$1,604
2011	1,145
2012	943
2013	486
2014	491
2015 and thereafter	163
$4,832

g) Loans and Other Collateral

On October 31, 2008, Maiden Insurance and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement under which the Company will reinsure (i) all of the existing contracts written through GMAC RE pursuant to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. Maiden Insurance is required to maintain investment in funds equal to one hundred percent (100%) of the loss reserves for the existing contracts. As of December 31, 2009, the amount of cash and investment in this trust account was $845,244 (2008 – $983,477). See Note 5(f).

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

12. Commitments and Contingencies  – (continued)

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

In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. We believe that we had ample reason for terminating such employment for good and sufficient legal cause, and we believe that the claim is without merit and are vigorously defending this claim. On December 31, 2009, the U.S. Department of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin has appealed, and our motion to dismiss the appeal has been filed.

In 2008, a derivative action on behalf of AmTrust against Maiden Holdings, Maiden Bermuda and certain officers and directors of AmTrust was filed in the Supreme Court of the State of New York, County of New York. This complaint alleges that AmTrust’s transactions with Maiden Holdings and Maiden Bermuda unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden Holdings, at the expense of AmTrust and that AmTrust’s directors breached their fiduciary duty to AmTrust by approving them. The plaintiff further alleges claims for breach of their duty of loyalty to and employment agreements with AmTrust against Messrs. Zyskind, Caviet and Pipoly for accepting positions at Maiden Holdings and/or Maiden Bermuda. The complaint seeks damages from the individual defendants and Maiden Holdings and judgment declaring Maiden Holdings and Maiden Bermuda transactions void.

Maiden and the individual defendants have moved to dismiss the complaint. The Company and the individual defendants moved to dismiss the complaint and the court denied the motion. Discovery is pending. Nothing further has been scheduled in the case. Maiden and each of the defendants believe the Complaint is without merit and continue to vigorously defend the action.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

j) Dividends for Common Shares

On November 10, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.065 per common share. This dividend was paid on January 15, 2010 to shareholders of record on January 4, 2010.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

13. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Net income available to common shareholders	$61,058	$18,794	$22,087
Weighted average number of common shares outstanding – basic	69,646,804	59,344,912	50,759,772
Potentially dilutive securities:
Warrants	—	—	—
Share options	413,393	—	—
Weighted average number of common shares outstanding – diluted	70,060,197	59,344,912	50,759,772
Basic earnings per common share:	$0.88	$0.32	$0.44
Diluted earnings per common share:	$0.87	$0.32	$0.44

As of December 31, 2009, the total weighted-average of 4,050,000 (2008 – 4,050,000; 2007 – 3,767,442) warrants and 707,735 (2008 – 985,423; 2007 – 483,177) share options were excluded from diluted earnings per share as they were anti-dilutive.

14. Shareholders’ Equity

(a) Authorized and Issued — The Company’s authorized share capital is 150,000,000 common shares with a par value of $0.01 per share, of which there are 70,291,289 common shares issued and outstanding. A total of 7,800,000 shares were issued to the Founding Shareholders in consideration of their investment of $50,000 in the Company and a further 51,750,000 common shares were sold by the Company in a private placement which raised approximately $479,929 in net proceeds (See Note 1). On January 20, 2009, the Company issued an additional 11,700,000 shares as a result of another private placement which was discussed in more detail under Note 8. A further 3,625 shares were issued in 2009 relating to the exercise of share options. The holders of our common shares are entitled to receive dividends and are allocated one vote per share, subject to downward adjustment under certain circumstances.

(b) Warrants — In connection with the formation by our Founding Shareholders, the Company issued to the Founding Shareholders 10-year warrants to purchase up to 4,050,000 common shares of the Company at $10 per share. The warrants are effective as of June 14, 2007 and will expire on June 14, 2017. The warrants may be settled using the physical settlement method. The warrants were initially measured at an aggregate fair value of $19,521 which was recorded as an addition to additional paid-in-capital with an offsetting charge to additional paid-in-capital as well. The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, 34.53%, was derived from the historical volatility of the share price of a range of publicly-traded companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s shares. The other assumptions in the option pricing model were as follows: risk free interest rate of 5.16%, expected life of 10 years and a dividend yield of 1%.

(c) Treasury Shares — On October 14, 2008, a hedge fund that the Company had invested in decided to close and liquidate its investments and return cash to shareholders in stages over an 18 month period. This hedge fund was also a shareholder in the Company. We agreed to receive our shares from the hedge fund, in lieu of the cash that the Company would have received upon the redemption of 90% of its investment in the

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

14. Shareholders’ Equity  – (continued)

fund. As a result of this transaction the Company received 962,336 shares at the valuation price of $3.95 per share. The Company will be holding these shares as Treasury Shares.

15. Share Compensation Plans

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. Share-based expense (a component of salaries and benefits) in the amount of approximately $627, $872 and $314 for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007, respectively.

The key assumptions used in determining the fair value of options granted in 2009, 2008 and 2007 and a summary of the methodology applied to develop each assumption are as follows:

	2009	2008	2007
Assumptions:
Volatility	29.8 – 46.0%	29.8 – 43.9%	35.3%
Risk-free interest rate	2.36 – 3.30%	2.36 – 3.30%	4.95%
Weighted average expected lives in years	5 – 6.1 years	5 – 6.1 years	6.1 years
Forfeiture rate	0%	0%	0%
Dividend yield rate	1 – 5.39%	1 – 5.39%	1%

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

15. Share Compensation Plans  – (continued)

Forfeiture Rate — This is the estimated percentage of options granted that are expected to be forfeited or cancelled before becoming fully vested. An increase in the forfeiture rate will decrease compensation expense.

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007:

	Number of Share Options	Weighted Average Exercise Price	Fair Value of Options	Weighted Average Remaining Contractual Term	Range of Exercise Prices
Granted	716,000	$10.00	$3.77	9.60 years	$10.00
Exercised	—
Cancelled	—
Outstanding, December 31, 2007	716,000	$10.00		9.60 years	$10.00
Granted	1,103,834	$4.60	$1.02	9.72 years	$3.28 – 10.00
Exercised	—
Cancelled	(300,000)	$10.00
Outstanding, December 31, 2008	1,519,834	$10.00		9.44 years	$3.28 – 10.00
Granted	735,333	$5.83	$1.66	9.51 years	$4.45 – 7.27
Exercised	(3,625)	$3.28
Cancelled	(215,000)	$8.00
Outstanding, December 31, 2009	2,036,542	$5.79		8.86 years	$3.28 – 10.00
Total options exercisable at December 31, 2009	541,646	$6.63		8.34 years	$3.28 – 10.00

The weighted average grant date fair value was $1.66, $1.77 and 3.77 for all options outstanding at December 31, 2009, 2008 and 2007, respectively. There was approximately $2,131, $1,913 and $2,384 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of December 31, 2009, 2008 and 2007, respectively. Cash in the amount of $12 was received from employees as a result of employee stock option exercises during the year ended December 31, 2009 (2008 and 2007 – $nil).

16. Taxation

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

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax year 2008.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

16. Taxation  – (continued)

Income tax expense for the years ended December 31, 2009 and 2008 and for the period from May 31, 2007 (inception) to December 31, 2007 and net deferred tax liabilities for the years ended December 31, 2009 and 2008 were as follows:

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period from May 31, 2007 (Inception) to December 31, 2007
Current tax expense	$—	$—	$—
Deferred tax expense	1,344	—	—
Total income tax expense	$1,344	$—	$—

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
Net operating losses	$4,330	$—
Unearned premiums	3,764	—
Discounting of net loss and loss adjustment expense reserves	1,894	—
Accruals not currently deductible	1,592	—
Amortization of intangibles	1,435	—
Others	866	—
Deferred tax assets before valuation allowance	13,881	—
Valuation allowance	7,736	—
Deferred tax assets, net	$6,145	$—
Deferred tax liabilities:
Deferred acquisition costs	$4,107	$—
Indefinite lived intangible	2,870	—
Amortization of goodwill	1,344	—
Net unrealized gains on investments	1,463	—
Market discount on bonds	150	—
Others	435	—
Deferred tax liabilities	$10,369	$—
Net deferred tax liability	$4,224	$—

At December 31, 2009, the Company has available U.S. net operating loss carry-forward of approximately $12,372 for income tax purposes which will expire beginning in 2029.

There were no unrecognized tax benefits at December 31, 2009 and 2008.

17. Statutory Financial Information

Maiden Insurance is registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”). Under the Insurance Act, Maiden Insurance is required to prepare Statutory Financial Statements and to file a Statutory Financial Return. The Insurance Act also requires Maiden Insurance to maintain a minimum share capital of $120. To satisfy these requirements, Maiden Insurance was required to maintain a minimum level of statutory capital and surplus of $142,967 and $134,341 at December 31, 2009 and 2008, respectively. Maiden Insurance was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Insurance throughout the period. The statutory

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

17. Statutory Financial Information  – (continued)

assets were approximately $2,134,914 and $2,006,779 and statutory capital and surplus was approximately $569,115 and $400,712, as of December 31, 2009 and 2008, respectively.

Maiden Insurance is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions paid by Maiden Insurance to Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2009, the Company is allowed to pay dividends or distributions not exceeding $84,875 without such notification or approval.

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

The Company’s insurance subsidiaries in United States, Maiden US and Maiden Specialty, file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition costs incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that qualify as available-for-sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

At December 31, 2009 and 2008, Maiden US and Maiden Specialty’s Statutory and GAAP equity and net income were as follows:

	Statutory Capital and Surplus	GAAP Equity	Statutory Net Income (Loss)	GAAP Net Income
December 31, 2009
Maiden US	$258,556	$276,545	$(7,826)	$5,231
Maiden Specialty	27,541	30,173	1,680	480
December 31, 2008
Maiden US	8,254	8,705	236	7

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the US companies’ state of domicile, Missouri and North Carolina, to the greater of 10% of statutory policyholders’ surplus as of the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Accordingly, the maximum dividend payments that can be made in the next year without prior approval by the Missouri Department of Insurance and North Carolina Department of Insurance is $25,856 and $2,754, respectively.

18. Subsequent Events

On March 1, 2010, the Company entered into a three year 25% quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) that is expected to generate over $200 million in annual premium income for the Company. This agreement commenced on the consummation of ACAC’s acquisition of GMAC’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands of United States Dollars, Except Par Value and per Share Data)

18. Subsequent Events  – (continued)

On March 3, 2010, the Company’s Board of Directors approved a quarterly cash dividend of $0.065 per common share. This dividend is payable April 15, 2010 to shareholders of record on April 1, 2010.

19. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

	2009 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$222,421	$240,488	$254,062	$266,175
Net income available to common shareholders	13,100	16,251	14,987	16,720
Comprehensive (loss) income	(3,386)	62,140	63,201	16,349
Basic earnings per common share	0.19	0.23	0.21	0.25
Diluted earnings per common share	$0.19	$0.23	$0.21	$0.24

	2008 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$73,039	$85,140	$80,031	$181,557
Net income (loss) available to common shareholders	12,516	13,792	(27,516)	20,002
Comprehensive (loss) income	(3,977)	8,936	(55,528)	38,360
Earnings per common share – basic and diluted	$0.21	$0.23	$(0.46)	$0.34

	2007
	Period from May 31 (Inception) to June 30	Quarters Ended
		Sep 30	Dec 31
Total revenues	$59	$70,556	$54,975
Net (loss) income available to common shareholders	(77)	11,340	10,824
Comprehensive (loss) income	(77)	6,640	2,028
Earnings per common share – basic and diluted	$(0.02)	$0.20	$0.26

Schedule I

MAIDEN HOLDINGS, LTD.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

At December 31, 2009	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
	(In Thousands of United States Dollars)
Fixed Maturities:
Bonds:
United States government and government agencies	$1,035,889	$1,055,338	$1,055,338
All other corporate	564,750	582,664	582,664
Municipal bonds	22,743	23,690	23,690
Total fixed maturities	1,623,382	1,661,692	1,661,692
Other investments (approximates fair value)	5,684	5,549	5,549
Total investments	$1,629,066	$1,667,241	$1,667,241

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED BALANCE SHEETS — PARENT COMPANY
As at December 31, 2009 and 2008
(In Thousands of United States Dollars, Except Par Value and per Share Data)

	2009	2008
Assets:
Cash and cash equivalents	$188	$4,241
Investments in subsidiaries	829,022	621,173
Balances due from subsidiaries	97,141	102
Other assets	406	217
Total assets	$926,757	$625,733
Liabilities:
Accounts payable and accrued liabilities	$5,154	$4,981
Balances due to subsidiaries	245,077	110,993
Total liabilities	$250,231	$115,974
Shareholders’ equity
Common shares ($0.01 par value;71,253,625 and 59,550,000 shares issued in 2009 and 2008, respectively; 70,291,289 and 58,587,664 shares outstanding in 2009 and 2008, respectively)	$713	$596
Additional paid-in capital	576,086	530,519
Accumulated other comprehensive income (loss)	32,747	(44,499)
Retained earnings	70,781	26,944
Treasury shares, at cost (2009 and 2008: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	$676,526	$509,759
Total liabilities and shareholders’ equity	$926,757	$625,733

See accompanying notes to Consolidated Financial Statements.

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY
For the Years Ended December 31, 2009 and 2008 and the
Period from May 31, 2007 (Inception) to December 31, 2007
(In Thousands of United States Dollars)

	2009	2008	2007
Revenues:
Net investment income	$265	$619	$4,110
Net realized gains on sales of investments	—	—	88
	265	619	4,198
Expenses:
General and administrative expenses	4,809	5,172	1,939
	4,809	5,172	1,939
(Loss) earnings before equity in earnings of consolidated subsidiaries	(4,544)	(4,553)	2,259
Equity in earnings of consolidated subsidiaries	65,602	23,347	19,828
Net income	$61,058	$18,794	$22,087

See accompanying notes to Consolidated Financial Statements.

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2009 and 2008 and the
Period from May 31, 2007 (Inception) to December 31, 2007
(In Thousands of United States Dollars)

	2009	2008	2007
Cash flows provided by (used in) operating activities:
Net income	$61,058	$18,794	$22,087
Adjustments to reconcile net income to cash provided (used in) by operating activities:
Equity in earnings of consolidated subsidiaries	(65,602)	(13,347)	(19,828)
Non-cash share compensation expense	627	872	314
Depreciation and amortization	—	—	(2,918)
Net realized gains on sales of investments	—	—	(88)
Balance due from subsidiaries	(97,039)	237	(339)
Other assets	(189)	201	(418)
Accounts payable and accrued liabilities	(4,396)	494	971
Balances due to subsidiaries	134,084	107,193	—
Net cash provided by (used in) operating activities	28,543	114,444	(219)
Cash flows used in investing activities:
Investment in subsidiaries	(20,073)	(126,663)	(502,828)
Net cash used in investing activities	(20,073)	(126,663)	(502,828)
Cash flows (used in) provided by financing activities:
Dividends paid	(12,652)	(8,933)	(1,489)
Issuance of common shares	129	—	529,929
Net cash (used in) provided by financing activities	(12,523)	(8,933)	528,440
Net (decrease) increase in cash and cash equivalents	(4,053)	(21,152)	25,393
Cash and cash equivalents, beginning of year	4,241	25,393	—
Cash and cash equivalents, end of year	$188	$4,241	$25,393

See accompanying notes to Consolidated Financial Statements.

Schedule III

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(In Thousands of United States Dollars)

	December 31, 2009			For the Year Ended December 31, 2009
	Deferred Acquisition Costs	Reserve for Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Diversified Reinsurance	$88,224	$840,935	$322,316	$567,998	$—	$393,760	$126,193	$19,211	$658,016
AmTrust Quota Share	84,759	165,385	261,162	351,921	—	214,853	115,236	2,515	372,358
Corporate	—	—	—	—	62,957	—	—	10,409	—
Total	$172,983	$1,006,320	$583,478	$919,919	$62,957	$608,613	$241,429	$32,135	$1,030,374

	December 31, 2008			For the Year Ended December 31, 2008
	Deferred Acquisition Costs	Reserve for Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Diversified Reinsurance	$25,696	$771,990	$203,753	$85,037	$—	$65,927	$9,051	$6,882	$288,723
AmTrust Quota Share	78,774	125,666	240,726	335,045	—	197,755	110,652	1,494	438,672
Corporate	—	—	—	—	37,240	—	—	6,597	—
Total	$104,470	$897,656	$444,479	$420,082	$37,240	$263,682	$119,703	$14,973	$727,395

	December 31, 2007			For the Period from May 31, 2007 (Inception) to December 31, 2007
	Deferred Acquisition Costs	Reserve for Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	Other Operating Expenses	Net Premiums Written
Diversified Reinsurance	$—	$23	$67	$33	$—	$23	$—	$—	$100
AmTrust Quota Share	44,215	38,485	137,099	110,154	—	64,994	35,525	235	247,253
Corporate	—	—	—	—	15,233	—	—	2,725	—
Total	$44,215	$38,508	$137,166	$110,187	$15,233	$65,017	$35,525	$2,960	$247,353

Schedule IV

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY REINSURANCE INFORMATION
(In Thousands of United States Dollars)

	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount to Net (c)/(d)
Year ended December 31, 2009 Premiums – General Insurance	$21,655	$18,302	$1,027,021	$1,030,374	99.7%
Year ended December 31, 2008 Premiums – General Insurance	$—	$—	$727,395	$727,395	100.0%
Period from May 31, 2007 (inception) to December 31, 2007 Premiums – General Insurance	$—	$—	$247,353	$247,353	100.0%

Schedule VI

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In Thousands of United States Dollars)

	Losses and Loss Expenses		Paid Losses and Loss Expenses
	Current Year	Prior Year
Year ended December 31, 2009	$620,046	(11,433)	$512,281
Year ended December 31, 2008	$265,490	(1,808)	$159,867
For the period from May 31, 2007 (inception) to December 31, 2007	$65,017	$—	$26,509