Form 10-Q
period 2010-03-31
Maiden Holdings, Ltd.
filed 2010-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-34042

MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0570192 (IRS Employer Identification No.)

131 Front Street, Hamilton, Bermuda (Address of principal executive offices)	HM12 (Zip Code)

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

As of May 7, 2010, the Registrant had one class of Common Stock ($.01 par value), of which 70,291,289 shares were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of United States Dollars, Except Par Value and Per Share Data)

	March 31, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $1,669,433; 2009: $1,623,382)	$1,726,472	$1,661,692
Other investments, at fair value (Cost 2010: $ 5,681; 2009:$5,684)	5,601	5,549
Total investments	1,732,073	1,667,241
Cash and cash equivalents	62,743	107,396
Restricted cash and cash equivalents	117,639	144,944
Accrued investment income	12,582	11,405
Reinsurance balances receivable (includes $87,326 and $43,382 from related party in 2010 and 2009, respectively)	299,237	208,495
Prepaid reinsurance	26,268	28,752
Reinsurance recoverable on unpaid losses	16,464	11,984
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $95,244 and $85,979 from related party in 2010 and 2009, respectively)	178,254	172,983
Other assets	12,464	11,818
Intangible assets, net	49,832	51,284
Goodwill	52,617	52,617
Total assets	$2,728,148	$2,636,894
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $195,683 and $174,046 from related party in 2010 and 2009, respectively)	$1,048,930	$1,006,320
Unearned premiums (includes $292,030 and $264,751 from related party in 2010 and 2009, respectively)	629,940	583,478
Accrued expenses and other liabilities	47,864	60,044
Securities sold under agreements to repurchase, at contract value	76,324	95,401
Junior subordinated debt	215,140	215,125
Total liabilities	2,018,198	1,960,368
Commitments and Contingencies
Shareholders’ equity
Common shares ($0.01 par value;71,254,093 and 71,253,625 shares issued in 2010 and 2009, respectively;70,291,757 and 70,291,289 shares outstanding in 2010 and 2009, respectively)	713	713
Additional paid-in capital	576,298	576,086
Accumulated other comprehensive income	56,959	32,747
Retained earnings	79,781	70,781
Treasury shares, at cost (2010 and 2009: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	709,950	676,526
Total liabilities and shareholders’ equity	$2,728,148	$2,636,894

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In Thousands of United States Dollars, Except Per Share Data)
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Revenues:
Gross premiums written	$327,382	$336,548
Net premiums written	311,291	336,548
Change in unearned premiums	(47,362)	(126,456)
Net earned premium	263,929	210,092
Net investment income	17,581	14,259
Net realized investment gains (losses)	312	(1,930)
Total revenues	281,822	222,421
Expenses:
Loss and loss adjustment expenses	170,285	146,288
Commission and other acquisition expenses	77,396	46,631
Other operating expenses	8,552	7,535
Subordinated debt interest expense	9,115	7,090
Amortization of intangible assets	1,452	1,564
Foreign exchange loss	1,153	213
Total expenses	267,953	209,321
Income before income taxes	13,869	13,100
Income taxes:
Current tax expense	—	—
Deferred tax expense	300	—
Income tax expense	300	—
Net income	$13,569	$13,100

Basic and diluted earnings per common share	$0.19	$0.19

Dividends declared per common share	$0.065	$0.06

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Net realized investment gains (losses):
Total other-than-temporary impairment losses	$—	$—
Portion of loss recognized in other comprehensive income	—	—
Net impairment losses recognized in earnings	—	—
Other net realized gain (loss) on investments	312	(1,930)
Net realized investment gains (losses)	$312	$(1,930)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In Thousands of United States Dollars)
(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Common shares
Balance – beginning of period	$713	$596
Exercise of options and issuance of shares, net	—	117
Balance – end of period	713	713
Additional paid-in capital
Balance – beginning of period	576,086	530,519
Exercise of options and issuance of shares, net	2	44,928
Share based compensation	210	159
Balance – end of period	576,298	575,606
Accumulated other comprehensive income (loss)
Balance – beginning of period	32,747	(44,499)
Net unrealized gains (losses) on securities	24,212	(16,486)
Balance – end of period	56,959	(60,985)
Retained earnings
Balance – beginning of period	70,781	26,944
Net income	13,569	13,100
Dividends on common shares	(4,569)	(4,217)
Balance – end of period	79,781	35,827
Treasury shares
Balance – beginning of period	(3,801)	(3,801)
Shares repurchased	—	—
Balance – end of period	(3,801)	(3,801)
Total Shareholders’ Equity	$709,950	$547,360
Comprehensive income (loss)
Net income	$13,569	$13,100
Other comprehensive income (loss)	24,212	(16,486)
Comprehensive income (loss)	$37,781	$(3,386)

Disclosure regarding net unrealized gains (losses)
Unrealized holding gains (losses) during the period	$24,524	$(18,416)
Adjustment for reclassification of realized (gains) losses and other-than-temporary losses recognized in net income	(312)	1,930
Net unrealized gains (losses) on securities	$24,212	$(16,486)

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of United States Dollars)
(Unaudited)
	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Cash flows from operating activities:
Net income	$13,569	$13,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization of intangibles	1,749	1,636
Net realized (gain) loss on sales of investments	(312)	1,930
Foreign exchange loss on revaluation	1,153	213
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount	(1,334)	(927)
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(87,416)	(110,157)
Prepaid reinsurance	2,484	—
Accrued investment income	(1,177)	840
Deferred commission and other acquisition costs	(5,271)	(48,146)
Other assets	(270)	(40)
Changes in liabilities – increase (decrease):
Loss and loss adjustment expenses, net	38,252	28,160
Unearned premiums	46,462	126,457
Accrued expenses and other liabilities	(10,717)	1,763
Net cash (used in) provided by operating activities	(2,828)	14,829
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities	(205,443)	(222,323)
Purchases of other investments	—	(138)
Sale of investments:
Proceeds from sales of fixed-maturity securities	37,737	85,769
Proceeds from maturities and calls of fixed-maturity securities	123,558	19,423
Proceeds from redemption of other investments	3	22
Decrease in restricted cash and cash equivalents	27,305	46,694
Purchase of capital assets	(673)	(381)
Net cash used in investing activities	(17,513)	(70,934)
Cash flows from financing activities:
Repurchase agreements, net	(19,077)	(232,646)
Common share issuance	2	117
Junior subordinated debt issuance	—	260,000
Junior subordinated debt issuance cost	—	(4,342)
Dividend paid	(4,569)	(3,515)
Net cash (used in) provided by financing activities	(23,644)	19,614
Effect of exchange rate changes on foreign currency cash	(668)	(213)
Net decrease in cash and cash equivalents	(44,653)	(36,704)
Cash and cash equivalents, beginning of period	107,396	131,897
Cash and cash equivalents, end of period	$62,743	$95,193
Supplemental information about non-cash investing and financing activities
Discount on junior subordinated debt	$—	$(44,928)
Additional paid in Capital	—	44,928

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

1.      Basis of Presentation — Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain reclassifications have been made for 2009 to conform to the 2010 presentation and have no impact on net income previously reported.

2.      Recent Accounting Pronouncements

Adoption of new accounting pronouncements

On June 12, 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” an amendment of FASB Statement 140 and the FASB subsequently codified it as Accounting Standard Update (“ASU”) 2009-16, updating Accounting Standards Codification (“ASC”) Topic 860 “Transfers and Servicing” and it requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  ASU 2009-16 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years. The adoption of ASU 2009-16 did not have a material impact on the Company’s consolidated results of operations and financial condition.

On June 12, 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” and the FASB subsequently codified as ASU 2009-17, updating ASC Topic 810 “Consolidation” and it requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 is effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years. The adoption of ASU 2009-17 did not have a material impact on the Company’s consolidated results of operations and financial condition.

New accounting pronouncements issued during 2010 impacting the Company are as follows:

In February 2010, the FASB issued ASU 2010-09, which requires SEC filers to evaluate subsequent events through the date the financial statements are issued. It exempts SEC filers from disclosing the date through which subsequent events have been evaluated.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

2.      Recent Accounting Pronouncements (continued)

On January 21, 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”).  ASU 2010-06 amends ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to require a number of additional disclosures regarding fair value measurements.  ASU 2010-06 specifically requires the disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers, the reasons for any transfers in or out of Level 3 and the disclosure of information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlement on a gross basis.  ASU 2010-06 also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities.  ASU 2010-06 also clarified the requirement for entities to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations and financial condition.

3.      Investments

(a)           Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$39,228	$211	$(180)	$39,259
U.S. agency bonds – mortgage and asset-backed	814,465	21,396	(937)	834,924
U.S. agency bonds – other	189,913	4,818	(1)	194,730
Corporate fixed maturities	604,449	42,920	(12,069)	635,300
Municipal bonds	21,378	881	—	22,259
Total available for sale fixed maturities	1,669,433	70,226	(13,187)	1,726,472
Other investments	5,681	—	(80)	5,601
Total investments	$1,675,114	$70,226	$(13,267)	$1,732,073

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$39,297	$224	$(283)	$39,238
U.S. agency bonds – mortgage and asset-backed	779,400	17,504	(2,321)	794,583
U.S. agency bonds – other	217,192	4,772	(447)	221,517
Corporate fixed maturities	564,750	37,985	(20,071)	582,664
Municipal bonds	22,743	947	—	23,690
Total available for sale fixed maturities	1,623,382	61,432	(23,122)	1,661,692
Other investments	5,684	—	(135)	5,549
Total investments	$1,629,066	$61,432	$(23,257)	$1,667,241

The contractual maturities of our fixed maturities as of March 31, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3.      Investments (continued)

As at March 31, 2010	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$168,341	$171,972	9.96%
Due after one year through five years	181,342	187,816	10.88%
Due after five years through ten years	415,670	433,300	25.10%
Due after ten years	89,615	98,460	5.70%
	854,968	891,548	51.64%
Mortgage and asset-backed securities	814,465	834,924	48.36%
Total	$1,669,433	$1,726,472	100.00%

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$7,615	$(180)	$—	$—	$7,615	$(180)
U.S. agency bonds – mortgage and asset backed	181,777	(931)	31,417	(6)	213,194	(937)
U.S. agency bonds - other	2,004	(1)	—	—	2,004	(1)
Corporate fixed maturities	40,527	(621)	192,120	(11,448)	331,851	(12,069)
	$231,923	$(1,733)	$223,537	$(11,454)	$455,460	$(13,187)
Other investments	$—	$—	$4,919	$(80)	$4,919	$(80)
Total temporarily impaired available-for-sale securities and other investments	$231,923	$(1,733)	$228,456	$(11,534)	$460,379	$(13,267)

As of March 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $460,379 and unrealized losses of $13,267. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $228,456 and unrealized losses of $11,534.

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$8,632	$(283)	$—	$—	$8,632	$(283)
U.S. agency bonds – mortgage and asset-backed	235,013	(2,319)	694	(2)	235,707	(2,321)
U.S. agency bonds – other	59,511	(447)	—	—	59,511	(447)
Corporate fixed maturities	11,687	(619)	193,676	(19,452)	205,363	(20,071)
	$314,843	$(3,668)	$194,370	$(19,454)	$509,213	$(23,122)
Other investments	$—	$—	$4,864	$(135)	$4,864	$(135)
Total temporarily impaired available-for-sale securities and other investments	$314,843	$(3,668)	$199,234	$(19,589)	$514,077	$(23,257)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514,077 and unrealized losses of $23,257. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199,234 and unrealized losses of $19,589.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3.      Investments (continued)

Other-than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2010, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the period ended March 31, 2010 and 2009, the Company recognized no other than temporary impairment losses.  Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at March 31, 2010, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because it is more likely than not that we will not be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2010.

(b)           Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized gains and losses:

For the Three Months Ended March 31, 2010	Gross Gains	Gross Losses	Net
Fixed maturity securities	$312	$—	$312
Other investments	—	—	—
Net realized gains (losses)	$312	$—	$312

For the Three Months Ended March 31, 2009	Gross Gains	Gross Losses	Net
Fixed maturity securities	$1,755	$(3,670)	$(1,915)
Other investments	—	(15)	(15)
Net realized gains (losses)	$1,755	$(3,685)	$(1,930)

Proceeds from sales of fixed maturities classified as available for sale were $37,737 and $85,769 for the periods ended March 31, 2010 and 2009, respectively.

Net unrealized gain (loss) was as follows:

	March 31, 2010	March 31, 2009
Fixed maturities	$57,039	$(60,452)
Other investments	(80)	(533)
Total net unrealized gain (loss)	56,959	(60,985)
Deferred income tax expense	—	—
Net unrealized losses, net of deferred income tax	$56,959	$(60,985)
Change in unrealized gain (loss), net of deferred income tax	$24,212	$(16,486)

(c)           Restricted Cash and Investments

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

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3.      Investments (continued)

	March 31, 2010	December 31, 2009
Restricted cash – third party agreements	$106,444	$133,029
Restricted cash – related party agreements	10,979	11,485
Restricted cash – U.S. state regulatory authorities	216	430
Total restricted cash	117,639	144,944
Restricted investments – in Trust for third party agreements at fair value (amortized cost: 2010 – $914,105; 2009 – $1,011,582)	946,098	1,022,337
Restricted investments – in Trust for related party agreements at fair value (amortized cost: 2010 – $210,275; 2009 – $177,537)	235,110	195,474
Restricted investments – in Trust for U.S. state regulatory authorities (amortized cost: 2010 – $13,316; 2009 – $13,032)	13,190	12,867
Total restricted investments	1,194,398	1,230,678
Total restricted cash and investments	$1,312,037	$1,375,622

(d)           Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of March 31, 2010, there were $76,324 principal amount outstanding at interest rate of 0.22%. Interest expense associated with these repurchase agreements was $57 for the three months ended March 31, 2010, out of which $11 was accrued as of March 31, 2010. The Company has approximately $76,324 of collateral pledged in support of these agreements.

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

ASC 825, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The Company uses the following methods and assumptions in estimating its fair value disclosure for its financial instruments.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

4.      Fair Value of Financial Instruments (continued)

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

Junior subordinated debt. The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

(a)    Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2010 and December 31, 2009:

March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$39,259	$—	$—	$39,259
U.S. agency bonds – mortgage and asset - backed	—	834,924	—	834,924
U.S. agency bonds – other	—	194,730	—	194,730
Corporate fixed maturities	—	635,300	—	635,300
Municipal bonds	—	22,259	—	22,259
Other investments	—	—	5,601	5,601
Total	$39,259	$1,687,213	$5,601	$1,732,073
As a percentage of total assets	1.4%	61.9%	0.2%	63.5%
Liabilities
Securities sold under agreements to repurchase	$—	$76,324	$—	$76,324
As a percentage of total liabilities	—	3.8%	—	3.8%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

4.      Fair Value of Financial Instruments (continued)

December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$39,238	$—	$—	$39,238
U.S. agency bonds – mortgage and asset-backed	—	794,583	—	794,583
U.S. agency bonds – other	—	221,517	—	221,517
Corporate fixed maturities	—	582,664	—	582,664
Municipal bonds	—	23,690	—	23,690
Other investments	—	—	5,549	5,549
Total	$39,238	$1,622,454	$5,549	$1,667,241
As a percentage of total assets	1.5%	61.5%	0.2%	63.2%
Liabilities
Securities sold under agreements to repurchase	$—	$95,401	$—	$95,401
As a percentage of total liabilities	—	4.9%	—	4.9%

(b)     Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2010 and 2009:

Other Investments:	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Balance at beginning of period	$5,549	$5,291
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	—	(15)
Change in net unrealized gains – included in other comprehensive income (loss)	—	—
Change in net unrealized losses – included in other comprehensive income (loss)	55	(6)
Purchases	—	138
Sales and redemptions	(3)	(22)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$5,601	$5,386

Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$(15)

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

MAIDEN HOLDINGS, LTD.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

5.      Goodwill and Intangible Assets (continued)

Intangibles

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing.

The following table shows an analysis of goodwill and intangible assets as of March 31, 2010 and December 31, 2009:

March 31, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$—	$52,617	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(9,295)	42,105	15 years double declining
Net balance	$111,744	$(9,295)	$102,449

December 31, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$—	$52,617	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(7,843)	43,557	15 years double declining
Net balance	$111,744	$(7,843)	$103,901

The goodwill and intangible assets were recognized in 2009 and 2008 as a result of the GMAC Acquisition and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three months ended March 31, 2010. The estimated amortization expense for the next five years is:

March 31, 2010
2010	$4,356
2011	5,033
2012	4,362
2013	3,781
2014	3,276

6.      Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units” or the “TRUPS Offering”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden Holdings North America, Ltd. ("Maiden NA"), and 45 common shares, $0.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit. We also issued 11,700,000 common shares to the purchasers in the “TRUPS Offering”. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses. Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

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

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

6.      Junior Subordinated Debt (continued)

Pursuant to separate Guarantee Agreements dated as of January 20, 2009 with Wilmington Trust Company, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities.

As a consequence of the issuance of a majority of the Units to a related party under, ASC Topic 810 “Consolidation”, the Trust is a variable interest entity and the Company is deemed not to be the Primary beneficiary of the Trust and therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debentures and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%.

As of March 31, 2010, the stated value of the Trust Preferred Securities was $215,140 which comprises the principal amount of $260,000 and unamortized discount of $44,860. Amortization expense for the three months ended March 31, 2010 was $15.

7.      Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net income available to common shareholders	$13,569	$13,100

Weighted average number of common shares outstanding - basic	70,291,312	67,687,664

Potentially dilutive securities:
Warrants	—	—
Share options	485,482	250,126
Weighted average number of common shares outstanding - diluted	70,776,794	67,937,790
Basic and diluted earnings per common share:	$0.19	$0.19

As of March 31, 2010, 4,050,000 (2009: 4,050,000) warrants and 1,584,964 (2009: 662,000) share options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

8.      Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $210 and $159 for the three months ended March 31, 2010 and 2009, respectively.

The key assumptions used in determining the fair value of options granted in the three months ended March 31, 2010 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions:	March 31, 2010
Volatility	29.8-46.0%
Risk-free interest rate	2.36-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

MAIDEN HOLDINGS, LTD.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)
8.      Share Based Compensation (continued)

Expected Price Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The common shares of Maiden Holdings, Ltd. began trading on May 6, 2008 on NASDAQ.  Since the Company does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options, the Company also considered the historical and current implied volatilities of a set of comparable companies in the industry in which the Company operates.

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

The following schedules shows all options granted, exercised, expired and exchanged under the Plan for the three months ended March 31, 2010:

Three Months Ended March 31, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	2,036,542	$5.79	8.86 years
Granted	300,000	7.25	9.93 years
Exercised	(468)	3.28	—
Cancelled	(250)	3.28	—
Outstanding, March 31, 2010	2,335,824	$5.98	8.78 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the three months ended March 31, 2009:

Three Months Ended March 31, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2008	1,519,834	$10.00	9.44 years
Granted	150,000	4.39	9.91 years
Exercised	—	—	—
Cancelled	(200,000)	8.32	—
Outstanding, March 31, 2009	1,469,834	$5.55	9.31 years

The weighted average grant date fair value was $1.76 and $0.82 for all options outstanding at March 31, 2010 and 2009, respectively. There was approximately $2,647 and $1,878 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of March 31, 2010 and 2009, respectively.

MAIDEN HOLDINGS, LTD.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

9.      Dividends Declared

On March 3, 2010, the Company’s Board of Directors approved a quarterly cash dividend of $0.065 per common share. This dividend was paid on April 15, 2010 to shareholders of record on April 1, 2010.

10.    Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President and Chief Executive Officer and Director of AmTrust Financial Services, Inc. (“AmTrust”).  In January 2009, Barry Karfunkel was hired as a managing director of capital investments of Maiden Re Insurance Services, LLC. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry D. Zyskind. Barry Karfunkel’s employment ended in March 2010. The following describes transactions between the Company and AmTrust.

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Insurance” or “Maiden Bermuda”) to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement has an initial term of three years, which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

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

MAIDEN HOLDINGS, LTD.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

10.    Related Party Transactions (continued)

The Company recorded approximately $34,765 and $29,254 of ceding commission expense for the three months ended March 31, 2010 and 2009, respectively as a result of this transaction.

Other Reinsurance Agreements

Effective January 1, 2008 the Company and AmTrust entered into an agreement to reinsure a 45% participation in the $9 million in excess of $1 million layer of AmTrust’s workers’ compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1 million up to $10 million, subject to an annual aggregate deductible of $1.25 million. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier. This coverage expired on January 1, 2010; as a result, under the Master Agreement the Company therefore now reinsures 40% of the subject workers’ compensation business up to $10 million, subject to certain additional inuring reinsurance protection AmTrust has purchased.

As of January 1, 2008, the Company had a 50% participation in a $4 million in excess of $1 million specialty transportation program written by AmTrust. Starting January 1, 2009, we had a 30% participation in a $4 million in excess of $1 million specialty transportation program written by AmTrust. This program provides primarily commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 50% and 70% participation for 2008 and 2009 policies, respectively. The agreement was not renewed as of January 1, 2010.

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

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII as follows:

•
 by lending funds in the amount of $167,975 as at March 31, 2010 and December 31, 2009 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts.

MAIDEN HOLDINGS, LTD.
Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

10.   Related Party Transactions (continued)

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at March 31, 2010 was approximately $246,089 (December 31, 2009 – $206,960) and the accrued interest was $2,718 (December 31, 2009 – $1,956).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Quota Share Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker.  AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,383 and $1,155 of reinsurance brokerage expense for the three months ended March 31, 2010 and 2009, respectively, and deferred reinsurance brokerage of $3,401 and $3,265 as at March 31, 2010 and December 31, 2009, respectively, as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (“IGI”), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI‘s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $nil and $152 expense, which is included in other operating expenses, for the three ended March 31, 2010 and 2009, respectively.

Asset Management Agreement

Effective July 1, 2007 and as amended, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company.  Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.15% if the average value of the account is greater than $1 billion.  The Company recorded approximately $656 and $597 of investment management fees for the three months ended March 31, 2010 and 2009, respectively, as a result of this agreement.

ACAC Quota Share Reinsurance Agreement

On March 1, 2010, the Company entered into a three year 25% quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”).

ACAC is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Michael Karfunkel (“Karfunkel”), Karfunkel, individually, and AmTrust. ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the chairman of the board of directors of ACAC and Barry D. Zyskind, the Company’s Chairman, is serving as an executive of ACAC on an interim basis.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)
10.   Related Party Transactions (continued)

The Company, subject to all required regulatory approval, effective March 1, 2010, shall reinsure 25% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned subsidiary of the Trust, and AmTrust., as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the ACAC on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without the Company’s consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

The Company recorded approximately $679 of ceding commission expense for the three months ended March 31, 2010 as a result of this transaction.

11.   Segments

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share and ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment the Company identifies those assets that are attributable to a particular segment such as reinsurance receivable, deferred commissions and acquisition cost, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)
11.   Segments (continued)

The following tables summarize the underwriting results of our operating segments:

For the three months ended March 31, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$167,914	$121,556	$21,821	$311,291
Net premiums earned	151,180	110,659	2,090	263,929
Net losses and loss expenses	(99,417)	(69,562)	(1,306)	(170,285)
Commissions and other acquisition costs	(40,514)	(36,148)	(734)	(77,396)
General and administrative expenses	(5,872)	(474)	—	(6,346)
Underwriting income	$5,377	$4,475	$50	$9,902

Reconciliation to net income
Net investment income and realized (loss)				17,893
Amortization of intangible assets				(1,452)
Foreign exchange loss				(1,153)
Subordinated debt interest expense				(9,115)
Other operating expenses				(2,206)
Net Income before income taxes				$13,869

Net loss and loss expense ratio*	65.7%	62.9%	62.5%	64.5%
Acquisition cost ratio**	26.8%	32.7%	35.1%	29.3%
General and administrative expense ratio***	3.9%	0.4%	—%	3.3%
Combined ratio****	96.4%	96.0%	97.6%	97.1%

For the three months ended March 31, 2009	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$251,177	$85,371	$—	$336,548
Net premiums earned	117,67 2	92,420	—	210,092
Net losses and loss expenses	(89,016)	(57,272)	—	(146,288)
Commissions and other acquisition costs	(16,222)	(30,409)	—	(46,631)
General and administrative expenses	(5,726)	(374)	—	(6,100)
Underwriting income	$6,708	$4,365	$—	$11,073

Reconciliation to net income
Net investment income and realized (loss)				12,329
Amortization of intangible assets				(1,564)
Foreign exchange loss				(213)
Subordinated debt interest expense				(7,090)
Other operating expenses				(1,435)
Net Income before income taxes				$13,100

Net loss and loss expense ratio*	75.6%	62.0%	—%	69.6%
Acquisition cost ratio**	13.8%	32.9%	—%	22.2%
General and administrative expense ratio***	4.9%	0.4%	—%	3. 6%
Combined ratio****	94.3%	95. 3%	—%	95.4%

*	Calculated by dividing net losses and loss expenses by net earned premium.

**	Calculated by dividing commission and other acquisition expenses by net earned premium

***	Calculated by dividing general and administrative expenses by net earned premium.

****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11.           Segments (continued)

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As of March 31, 2010
Reinsurance balances receivable, net	$212,144	$72,630	$14,463	$299,237
Prepaid reinsurance	26,268	—	—	26,268
Reinsurance recoverable on unpaid losses	16,464	—	—	16,464
Deferred acquisition costs	83,078	88,243	6,933	178,254
Loan to related party	—	167,975	—	167,975
Goodwill	52,617	—	—	52,617
Intangible assets, net	49,832	—	—	49,832
Restricted investments and cash	1,065,948	246,089	—	1,312,037
Corporate and other assets	2,097	—	—	625,464
Total Assets	$1,508,448	$574,937	$21,396	$2,728,148

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As of December 31, 2009
Reinsurance balances receivable, net	$168,639	$39,856	$—	$208,495
Prepaid reinsurance	28,752	—	—	28,752
Reinsurance recoverable on unpaid losses	11,984	—	—	11,984
Deferred acquisition costs	88,224	84,759	—	172,983
Loan to related party	—	167,975	—	167,975
Goodwill	52,617	—	—	52,617
Intangible assets, net	51,284	—	—	51,284
Restricted investments and cash	1,168,663	206,959	—	1,375,622
Corporate and other assets	2,502	—	—	567,182
Total Assets	$1,572,665	$499,549	$—	$2,636,894

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$58,053	18.6%	$51,448	15.3%
Casualty	92,161	29.6%	150,075	44.6%
Accident and Health	17,700	5.7%	49,654	14.8%
Total Diversified Reinsurance	167,914	53.9%	251,177	74.7%
AmTrust Quota Share
Small Commercial Business	58,934	18.9%	52,972	15.7%
Specialty Program Business	10,074	3.3%	9,228	2.7%
Specialty Risk and Extended Warranty	52,548	16.9%	23,171	6.9%
Total AmTrust Quota Share	121,556	39.1%	85,371	25.3%
ACAC Quota Share
Casualty	21,821	7.0%	—	—%
Total ACAC Quota Share	21,821	7.0%	—	—%
Total net premiums written	$311,291	100.0%	$336,548	100%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)
11.           Segments (continued)

	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$41,788	15.8%	$25,999	12.4%
Casualty	88,246	33.5%	66,355	31.6%
Accident and Health	21,146	8.0%	25,318	12.0%
Total Diversified Reinsurance	151,180	57.3%	117,672	56.0%
AmTrust Quota Share
Small Commercial Business	51,954	19.7%	54,627	26.0%
Specialty Program Business	14,774	5.6%	13,348	6.4%
Specialty Risk and Extended Warranty	43,931	16.6%	24,445	11.6%
Total AmTrust Quota Share	110,659	41.9%	92,420	44.0%
ACAC Quota Share
Casualty	2,090	0.8%	—	—%
Total ACAC Quota Share	2,090	0.8%	—	—%
Total net premiums earned	$263,929	100.00%	$210,092	100.00%

12.           Subsequent Events

On May 4, 2010, the Company declared a quarterly dividend of $0.065 per common share, payable on July 15, 2010 to shareholders of record on July 1, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. References in this Form 10-Q to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Holdings” means Maiden Holdings, Ltd. only.

Note on Forward-Looking Statement

This Quarterly Report on Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2010.  Since the Company commenced operations in 2007, the Company has engaged in a number of significant transactions, including entering into the AmTrust Quota Share in 2007, the GMAC Acquisition in 2008, the TRUPS Offering in 2009 and the ACAC Transaction in 2010,  each discussed below that significantly affect the comparability of results of operations from year to year.  The projections and statements in this Report speak only as of the date of this Report and those in other publicly available documents or made by our officers and representatives from time to time speak only as of their respective dates and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that arc believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company ("Maiden US") and Maiden Bermuda and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. Maiden Bermuda does not underwrite any primary insurance business.

We historically have managed our business through two operating segments:  Diversified Reinsurance and the AmTrust Quota Share.  In the first quarter of 2010, we have added a third segment, ACAC Quota Share, as a result of the ACAC Transaction discussed below.  As of March 31, 2010, we had approximately $710.0 million of total shareholders equity and $925.1 million in total capital, which includes shareholders’ equity and junior subordinated debt.

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

During 2009 and 2010, there were a number of events that impacted the property and casualty industry generally. While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2009 generally featured fewer such events, favorably impacting industry performance. Further, despite the ongoing global economic recession, industry investments in risk assets performed significantly better in 2009, increasing both statutory and generally accepted accounting principles in the United States ("GAAP") capital at the individual market participant level and in the aggregate across the reinsurance industry more generally. In the first quarter of 2010, a series of significant natural catastrophes occurred, including a major earthquake in Chile, damaging windstorms in Europe (Xynthia) and a series of severe winter storms in the northeastern United States.  Consistent with its business model, the Company experienced no losses from the Chilean earthquake or European windstorms, while losses from the United States winter storms, if any, are expected to be immaterial.

We believe that if such events continue, they could have a significant effect on competition and pricing, although the ultimate impact remains unclear.  As market conditions continue to develop and competition further increases, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards.

Recent Developments

GMAC Acquisition

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC ("GMACI"), which included the following components, the sum of which are referred to as the "GMAC Acquisition":

•
GMAC RE LLC ("GMAC RE"), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation ("Motors") and the renewal rights for the business written through GMAC RE (which was subsequently renamed Maiden Re Insurance Services, LLC ("Maiden Re"));

•	GMAC Direct Insurance Company ("GMAC Direct") (which was subsequently renamed Maiden Reinsurance Company); and

•	Integon Specialty Insurance Company ("Integon") (which was subsequently renamed Maiden Specialty Insurance Company).

In conjunction with the acquisition of GMAC RE, on October 31, 2008, the Company and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement ("Motors Agreement") under which the Company reinsures (i) all of the existing contracts written by GMAC RE pursuant to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. According to the loss portfolio transfer provisions of the Motors Agreement, the Company assumed the loss reserves of $755.6 million associated with the GMAC RE business as of October 31, 2008. The Company also assumed unearned premium of approximately $169.9 million. As a result of assumption of these liabilities, the Company initially received cash and investments of approximately $956.3 million from Motors. The Company now assumes one hundred percent (100%) of all premiums and losses for which Motors is otherwise entitled to or liable in respect of the reinsurance contracts.

To support the businesses acquired in the GMAC Acquisition and Maiden Holdings North America, Ltd. (“Maiden NA”), on January 20, 2009, we completed the TRUPS Offering of approximately $260.1 million in the form of junior subordinated debentures (the "Debentures") issued by Maiden Capital Financing Trust, a trust established by Maiden NA, and also issued 11,700,000 common shares to the purchasers. The Debentures mature in 2039 and carry an interest rate of 14%. Approximately 61% of these securities were placed privately with two of our Founding Shareholders (Michael Karfunkel and George Karfunkel), and the remainder with existing institutional investors.

ACAC Transaction

In November 2009, we announced an agreement in principal with American Capital Acquisition Corporation ("ACAC") regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC's acquisition of GMACI Holdings, LLC U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008 and 2009. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust"), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC's issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC's issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC.

As noted, management of this business will be treated as a separate segment captioned ACAC Quota Share.

2010 Financial Highlights

2010 Consolidated Results of Operations

•
Net income available to common shareholders of $13.6 million, or $0.19 basic and diluted earnings per share compared to $13.1 million or $0.19 basic and diluted earnings per share for the same period in 2009

•	Operating earnings of $16.2 million, or $0.23 basic and diluted operating earnings per share compared to $16.8 million or $0.25 basic and diluted operating earnings per share in 2009(1)

•	Gross premiums written of $327.4 million

•	Net premiums earned of $263.9 million

•	Underwriting income of $9.9 million and combined ratio of 97.1% compared to $11.1 million and 95.4%, respectively for the same period in 2009(1)

•	Net investment income of $17.6 million

2010 Consolidated Financial Condition

•	Annualized operating return on equity of 9.4% as compared to 13.0% for the same period in 2009(1)

•	Common shareholders' equity of $710.0 million; book value per common share of $10.10

•	Total investments of $1.7 billion; fixed maturities and short-term securities comprise 99.7% of total investments, of which 65.0% have a credit rating of AAA and an overall average credit rating of AA

•	Total assets of $2.7 billion

•	Reserve for losses and loss expenses of $1.05 billion

•	Total debt of $215.1 million and a debt to total capitalization ratio of 23.3%

(1)
Operating earnings, operating earnings per share, underwriting income, combined ratio and book value per share arc non-GAAP financial measures. Sec "Non-GAAP Financial Measures" for additional information and a reconciliation to the nearest GAAP financial measure (net income).

Non-GAAP Financial Measures

In presenting the Company's results, management has included and discussed certain non-GAAP financial measures. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the Company's results of operations in a manner that allows for a more complete understanding of the underlying trends in the Company's business. However these measures should not be viewed as a substitute for those determined in accordance with GAAP. These non-GAAP measures are:

Operating Earnings and Operating Earnings per Share:  In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance.  Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable, realized investment gains or losses, foreign exchange gain or loss, the amortization of intangible assets and deferred tax expenses.  We exclude net realized investment gains or losses and foreign exchange gain or loss as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

	For the Three Months Ended March 31
	2010	2009
	($ in Millions)
Net income	$13.6	$13.1
Add (subtract):
Net realized investment (gains) losses	(0.3)	1.9
Amortization of intangibles	1.4	1.6
Foreign exchange and other (gains) losses	1.2	0.2
Deferred tax expense	0.3	—
Operating earnings	$16.2	$16.8
Operating earnings per common share:
Basic and diluted operating earnings per share	$0.23	$0.25

Underwriting Income and Combined Ratio: The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and general and administrative expenses are less than the premiums earned on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting losses and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net earned premium and is the monetized counterpart of the combined ratio. While an important metric of success, underwriting income and combined ratio do not reflect all components of profitability, as it does not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments arc ultimately paid to clients. Please refer to Relevant Factors for further information on the components and computation of combined ratio.

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (realized gains or losses on investments, foreign exchange gain and other (gains) losses, amortization of intangibles, and amortization of intangible assets) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the three months ended March 31, 2010 and 2009 is computed as follows:

	2010	2009
	($ in Millions)
Operating earnings	$16.2	$16.8

Opening shareholders’ equity	$676.5	$509.8
Ending shareholders’ equity	$710.0	$547.4
Average shareholders’ equity	$693.2	$528.6

Operating return on equity	2.3%	3.2%
Annualized operating return on equity	9.4%	13.0%

Book Value per Share: Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company's book value per share ultimately translates into growth in the Company's stock price. Book value per share is calculated using common shareholders' equity divided by the number of common shares outstanding. Book value per share is impacted by the Company's net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio.  Book value per share as of March 31, 2010 and December 31, 2009 is computed as follows:

	March 31, 2010	December 31, 2009
	($ in Millions)
Ending shareholders’ equity	$710.0	$676.5

Common shares outstanding	70,291,757	70,291,289

Book value per share	$10.10	$9.62

Relevant Factors

Revenues

We derive our revenues primarily from premiums on our insurance policies and reinsurance contracts, net of any reinsurance or retrocessional coverage purchased. Insurance and reinsurance premiums are a function of the amounts and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, arc known.

The Company's revenues also include income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, short term investments and other investments that are held as available for sale. In accordance with GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments are generally excluded from earnings. These unrealized gains and losses are included on the Company's balance sheet in accumulated other comprehensive (loss) income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net losses and loss expenses, commissions and other acquisition costs, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net losses and loss expenses incurred arc comprised of three main components;

•	losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	change in outstanding loss or case reserves, which represent management's best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•
change in Incurred but Not Reported (“IBNR”) reserves, which are reserves established by us for changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported. The portion recoverable from reinsurers is deducted from the gross estimated loss.

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

Combined Ratio Components

Management measures underwriting results on an overall basis and for each segment on the basis of the "combined ratio." The "combined ratio" is the sum of the loss and loss expense ratio and expense ratio. The individual components of the combined ratio include the "loss and loss expense ratio," "acquisition cost ratio," and the "general and administrative expense ratio." Because we do not manage our assets by segment, investment income, interest expense and total assets are not allocated to individual reportable segments. General and administrative expenses are allocated to segments based on various factors, including staff count and each segment's proportional share of gross premiums written. The "loss and loss expense ratio" is derived by dividing net losses and loss expenses by net premiums earned. The "acquisition cost ratio" is derived by dividing acquisition costs by net premiums earned. The "general and administrative expense ratio" is derived by dividing general and administrative expenses by net premiums earned. The "expense ratio" is the sum of the acquisition cost ratio and the general and administrative expense ratio.

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company's Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company's accounting policies.  For a detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

Net Income

Net income for the three months ended March 31, 2010 was $13.6 million compared to net income of $13.1 million for the same period in 2009.

The improvement in net income was the result of increased investment income as the Company’s invested asset base continued to increase in 2010 compared to 2009, combined with a decrease in the amount of realized losses from sales of investments over those periods. These improvements were offset by lower underwriting income, higher interest expense from the TRUPS Offering, a foreign exchange loss, deferred tax expense and slightly higher operating expenses.

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated:

	Three Months ended March 31,
	2010	2009
	($ in Millions)
Gross premiums written	$327.4	$336.5

Net premiums written	$311.3	$336.5

Net earned premium	$264.0	$210.1
Loss and loss adjustment expenses	170.3	146.3
Commissions and other acquisition expenses	77.4	46.6
General and administrative expenses	6.3	6.1
Total underwriting income	10.0	11.1
Other operating expenses	(2.2)	(1.4)
Net investment income	17.6	14.2
Net realized investment gains (losses)	0.3	(1.9)
Amortization of intangible assets	(1.5)	(1.6)
Foreign exchange loss	(1.2)	(0.2)
Junior subordinated debt interest expense	(9.1)	(7.1)
Deferred tax expense	(0.3)	—
Net income	$13.6	$13.1

	Three Months ended March 31,
	2009	2008
Selected Consolidated Ratios:
Loss and loss expense ratio	64.5%	69.6%
Acquisition cost ratio	29.3%	22.2%
General and administrative expense ratio	3.3%	3.6%
Expense ratio	32.6%	25.8%
Combined ratio	97.1%	95.4%

Comparison of Three Months Ended March 31, 2010 and 2009

Premiums.  We evaluate our business by segment.  The following table details the mix of our business on both a net premiums written and net premiums earned basis:

	Net Premiums Written		Net Premiums Earned
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Diversified Reinsurance	53.9%	74.7%	57.3%	56.0%
AmTrust Quota Share	39.1%	25.3%	41.9%	44.0%
ACAC Quota Share	7.0%	—	0.8%	—
Total	100.0%	100.0%	100%	100.0%

The ACAC Quota Share segment commenced in 2010.  As premiums associated with the ACAC Quota Share continue to increase during 2010, the mix of business among the segments will continue to shift and become more diverse, reducing the percentage of premiums and losses from the Diversified Reinsurance and AmTrust Quota Share segments.

Net Premiums Written.  Net premiums decreased by $25.2 million or 7.5% for the three months ended March 31, 2010 as compared to the same period in 2009.  The decrease in net premiums written was primarily the result of the following:

•
A decrease in premiums written in the Diversified Reinsurance segment. The Company did not renew certain large accounts as part of its disciplined underwriting practice and as a result, premiums written decreased by $83.3 million or 33.1% for the three months ended March 31, 2010 as compared to the same period in 2009.

•
Strong growth in our AmTrust Quota Share segment. The AmTrust Quota Share segment increased by $36.2 million or 42.4% in the three months ended March 31, 2010 as compared to the same period in 2009, the result of significant growth in the Specialty Risk and Extended Warranty line, which was supplemented by more modest growth in that segment’s Small Commercial and Specialty Program lines of business.

Net Premiums Earned.  Net premiums earned increased by $53.8 million or 25.6% for the three months ended March 31, 2010 as compared to the same period in 2009.

The increase was attributable to the ongoing growth of the AmTrust Quota Share segment combined with continued growth of the Diversified Reinsurance segment compared to 2009.  In the Diversified Reinsurance segment, the impact of the unearned premium assumed from the GMAC Acquisition which was acquired net of acquisition costs, still represented the majority of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability from period to period.

Net Investment Income. Net investment income increased by $3.3 million, or 23.3% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Average invested assets for the period were approximately $2.0 billion compared to $1.7 billion and average yields were approximately 4.0% compared to 3.3% for the three months ended March 31, 2010 and 2009, respectively.  Continued growth in the overall book of business combined with positive cash flow from operations over the last twelve months contributed to the growth in invested assets. Further, the Company has continued to deploy the cash obtained through the GMAC Acquisition and also from the proceeds from the TRUPS Offering.

Net Realized Investment (Losses) Gains. Net realized gains on investments were $0.3 million for the three months ended March 31, 2010 compared to net realized losses of $1.9 million for the three months ended March 31, 2009.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses were $170.3 million for the three months ended March 31, 2010 compared to $146.3 million for the same period in 2009.  The Company’s loss ratio for the three months ended March 31, 2010 decreased to 64.5% from 69.6% for the three months ended March 31, 2009.

As of March 31, 2009, the Company’s earned premium from the GMAC Acquisition had not yet completed its first full year and was still increasing and thus comparability is affected. The overall loss ratio for 2010 was increased by certain non-catastrophe property losses in the Diversified Reinsurance segment.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $30.8 million, or 66.0% for the three months ended March 31, 2010 compared to the same period in 2009.  This increase was primarily due to the increase in Commission and Other Acquisition Expenses associated with the Diversified Reinsurance segment,  which was driven by the following: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs; 3) the Diversified Reinsurance segment’s mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio; and 4) increased commission accruals on the 2009 and 2010 underwriting years due to lower loss ratios. In addition, growth in the AmTrust Quota Share segment contributed to the increase as well. As a result, the acquisition cost ratio increased to 29.3% in the three months ended March 31, 2010 as compared to 22.2% for the same period in 2009.

General and Administrative Expenses.  Other operating expenses include general and administrative expenses which are segregated for analytical purposes as a component of underwriting income.  Other operating expenses consist of:

	For the three months ended March 31,
	2010	2009
	($ in Millions)
General and administrative expenses – segments	$6.3	$6.1
Other operating expenses – corporate	2.2	1.4
Total	$8.5	$7.5

The increase in other operating expenses reflects the overall growth of the Company over the last twelve months, including increases in headcount, professional services, information technology and other related infrastructure costs. Despite these increases, the Company’s general and administrative expense ratio, which is a measure of its efficiency, decreased to 3.3% for the three months ended March 31, 2010 from 3.6% in the same period in 2009.

Junior Subordinated Debt Interest Expense.  The TRUPS Offering was completed in January 2009 and the interest expense for 2010 was $9.1 million as compared to $7.1 million in 2009.

Underwriting Results by Segment

The results of operations for our three business segments, Diversified Reinsurance, AmTrust Quota Share and ACAC Quota Share are discussed below.  As noted previously, the Company added a third business segment in the first quarter of 2010, ACAC Quota Share.  Please refer to the section within Recent Developments captioned ACAC Transaction for further details on this new segment.

Diversified Reinsurance Segment

The combined ratio increased to 96.4% for the three months ended March 31, 2010 as compared to 94.3% in the same period ended 2009.  The cause of the increase was due to a higher expense ratio which offset decreases in the segments loss ratio. The overall loss ratio for 2010 was affected by certain non-catastrophe property losses as well.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	Three months ended March 31,
	2010	2009
	($ in Millions)
Net premiums written	$167.9	$251.2

Net premiums earned	151.1	117.7
Net losses and loss expenses	(99.4)	(89.0)
Commissions and other acquisition expenses	(40.5)	(16.2)
General and administrative expenses	(5.8)	(5.8)
Underwriting income	$5.4	$6.7

Loss and loss expense ratio	65.7%	75.6%
Acquisition cost ratio	26.8%	13.8%
General and administrative expense ratio	3.9%	4.9%
Expense ratio	30.7%	18.7%
Combined ratio	96.4%	94.3%

Premiums.  Net premiums written decreased by $83.3 million, or 33.1% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The table below details net premiums written by line of business in this segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$58.0	$51.4	$6.6	12.8%
Casualty	92.2	150.1	(57.9)	(38.6)%
Accident and Health	17.7	49.7	(32.0)	(64.4)%
Total Diversified Reinsurance	$167.9	$251.2	$(83.3)	(33.1)%

Consistent with its disciplined underwriting approach, the Company did not renew certain large Casualty accounts that did not meet its pricing requirements. Due to the nature of certain of these non-renewals, the Company does not anticipate similar non-renewals during the remainder of 2010. In addition, the Company did renew more than 85% of its accounts at its January 1 renewal in this segment. Finally, the Company did not renew certain underperforming Accident and Health accounts as well. These factors contributed to the decrease in net premium written in the three months ended March 31, 2010 as compared to the same period in 2009.

Net premium earned increased by $33.4 million, or 28.4% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The table below details net premiums earned by line of business in this segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$41.8	$26.0	$15.8	60.7%
Casualty	88.2	66.4	21.8	33.0%
Accident and Health	21.2	25.3	(4.2)	(16.6)%
Total Diversified Reinsurance	$151.2	$117.7	$33.4	28.4%

Despite the decrease in net premiums written, earned premiums increased in 2010 as compared to 2009 due to the ongoing implementation of the GMAC Acquisition in 2009, which were assumed net of acquisition costs and which had not yet completed its first full year of operations.  These premiums represented the majority of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability with 2010.

Loss and Loss Adjustment Expenses.  Net losses and loss expenses increased by $10.4 million or 11.7% for the three months ended March 31, 2010 compared to the same period in 2009.  Loss ratios were 65.7% and 75.6% for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2009, the Company’s earned premium from the GMAC Acquisition had not yet completed its first full year and was still increasing and thus comparability is affected. The overall loss ratio for 2010 was increased by certain non-catastrophe property losses.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $24.3 million, or 149.7% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase is due to a number of factors, as: 1) 2009 reflects only a partial year of earned premiums as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs; 3) the segments mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio; and 4) increased commission accruals on the 2009 and 2010 underwriting years due to lower loss ratios in those years. As a result, the acquisition cost ratio increased to 26.8% in the three months ended March 31, 2010 as compared to 13.8% for the same period in 2009.

General and Administrative Expenses.  General and administrative expenses increased by less than $0.1 million, or 2.5%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The general and administrative expense ratio was 3.9% and 4.9% for the three months ended March 31, 2010 and 2009, respectively. The overall expense ratio (including acquisition costs) was 30.7% and 18.7% for the three months ended March 31, 2010 and 2009, respectively. The increase in the ratio is due to the factors cited under Commissions and Other Acquisition Expenses.

AmTrust Quota Share Segment

The combined ratio increased to 96.0% for the three months ended March 31, 2010 as compared to 95.3% for the same period in 2009.  The cause of the increase was due to a marginal increase in the overall loss ratio, partially offset by a slight decrease in the expense ratio.  The following table summarizes  the underwriting results and associated ratios for the AmTrust Quota Share segment for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
	($ in Millions)
Net premiums written	$121.6	$85.4
Net premiums earned	$110.7	$92.4
Net losses and loss expenses	(69.6)	(57.2)
Commissions and other acquisition expenses	(36.1)	(30.4)
General and administrative expenses	(0.5)	(0.4)
Underwriting income	$4.5	$4.4

Net loss and loss expense ratio	62.9%	62.0%
Acquisition cost ratio	32.7%	32.9%
General and administrative expense ratio	0.4%	0.4%
Expense ratio	33.1%	33.3%
Combined ratio	96.0%	95.3%

Premiums.  Net premiums written increased by $36.2 million or 42.4% for the three months ended March 31, 2010 as compared to the same period in 2009.  The increase in net premiums written was primarily due to a substantial increase in the Specialty Risk and Extended Warranty line of business, where AmTrust continues expand, particularly internationally. The table below details components of net premiums written for the three months ended March 31, 2010 as compared to the same period in 2009:

	Three months ended March 31,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$58.9	$53.0	$5.9	11.3%
Specialty Program Business	10.1	9.2	0.9	9.2%
Specialty Risk and Extended Warranty	52.6	23.2	29.4	126.8%
Total AmTrust Quota Share	$121.6	$85.4	$36.2	42.4%

Net premiums earned increased by $18.3 million or 19.7% for the three months ended March 31, 2010 as compared to the same period in 2009.  The table below details components of net premiums earned for the three months ended March 31, 2010 as compared to the same period in 2009:

	Three months ended March 31,
	2010	2009	$ Change	% Change
		($ in Millions)
Small Commercial Business	$52.0	$54.6	$(2.6)	(4.9)%
Specialty Program Business	14.8	13.4	1.4	10.7%
Specialty Risk and Extended Warranty	43.9	24.4	19.5	79.7%
Total AmTrust Quota Share	$110.7	$92.4	$18.3	19.7%

Loss and Loss Adjustment Expenses.  Net losses and loss expenses increased by $12.3 million or 21.5% for the three months ended March 31, 2010 compared to the same period in 2009.  Loss ratios were 62.9% and 62.0% for the three months ended March 31, 2010 and 2009, respectively.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $5.7 million, or 18.9% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  The increase in commissions and other acquisition expenses is consistent with the increase in earned premiums.

General and Administrative Expenses.  General and administrative expenses increased by less than $0.1 million for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

ACAC Quota Share Segment

This segment commenced on March 1, 2010. Please refer to the ACAC Transaction discussed previously.  Due to the limited amount of time this segment has been in operation, financial tables consistent with the Company's other segments are not meaningful. For the period from March 1 to March 31, 2010, $21.8 million and $2.1 million in premiums written and earned were recorded. The combined ratio was 97.6%, consisting of a loss ratio of 62.5% and an expense ratio of 35.1%.  The initial expense ratio reflects certain allocated expenses; the expense ratio will decrease over time as premiums earned increase.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At March 31, 2010, the statutory capital and surplus of Maiden Bermuda was $606.1 million, and the amount of capital and surplus required to be maintained was $253.6 million. During 2010 and 2009, Maiden Bermuda paid no dividends to Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by their states of domicile, which are Missouri and North Carolina, respectively.  In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. During 2010 and 2009, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows from and (used) in operating, investing and financing activities for the three months ended March 31, 2010 and 2009 is as follows:

	March 31,
	2010	2009
	($ in Millions)
Operating activities	$(2.9)	$14.8
Investing activities	(17.5)	(70.9)
Financing activities	(23.6)	19.6
Effect of foreign exchange	(0.7)	(0.2)
Total decrease in cash and cash equivalents	$(44.7)	$(36.7)

Cash flows used in operations for the three months ended March 31, 2010 were $2.9 million compared to cash flow provided by operations of $14.8 million for the three months ended March 31, 2009. The decrease in net premiums written combined with a slightly higher combined ratio accounted for the change in operating cash flow.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We used $17.5 million in net cash from investing activities during the three months ended March 31, 2010 compared to using $70.9 million for the three months ended March 31, 2009, as the Company continued to deploy available cash for longer-term investments.

Cash flows used by financing activities were $23.6 million for the three months ended March 31, 2010 compared to $19.6 million provided by financing activities for the three months ended March 31, 2009. In 2010, cash flow used consisted of dividends paid of $4.6 million and the repayment of $19.0 million of the proceeds from the securities sold under agreements to repurchase, at contract value. Cash flows provided by financing activities for the three months ended March 31, 2009 were the TRUPS Offering (net of expenses) of $255.7 million, dividends paid of $3.5 million and the repayment of $232.6 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

Restrictions, Collateral and Specific Requirements

Maiden Bermuda is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

At this time, Maiden Bermuda uses trust accounts primarily to meet collateral requirements — cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of December 31, 2009, certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining are on the records of Maiden US.

As of March 31, 2010, total trust account deposits were $1,312.0 million compared to $1,375.6 million as of December 31, 2009. The following table details additional information on the trust account deposits by segment and by underlying asset as of December 31, 2010 and 2009:

	March 31, 2010			December 31, 2009
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$29.4	$341.0	$370.4	$38.6	$258.9	$297.5
Maiden Bermuda	77.3	618.2	695.5	94.8	776.3	871.1
Total Diversified Reinsurance Segment	106.7	959.2	1,065.9	133.4	1,035.2	1,168.6
Maiden Bermuda	11.0	235.1	246.1	11.5	195.5	207.0
Total AmTrust Quota Share Segment	11.0	235.1	246.1	11.5	195.5	207.0
Total	$117.7	$1,194.3	$1,312.0	$144.9	$1,230.7	$1,375.6

As part of the AmTrust Quota Share, Maiden Bermuda has also loaned funds totaling $168.0 million as of March 31, 2010 and December 31, 2009, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $24.2 million and $19.6 million as of March 31, 2010 and December 31, 2009, respectively.

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

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. The table below shows the aggregate amounts of our invested assets at fair value at March 31, 2010 and December 31, 2009:

March 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. treasury bonds	$39.3	$0.2	$(0.2)	$39.3
U.S. agency bonds – mortgage and asset-backed	814.5	21.4	(0.9)	835.0
U.S. agency bonds – other	189.9	4.8	—	194.7
Corporate fixed maturities	604.5	42.9	(12.1)	635.3
Municipal bonds	21.3	0.9	—	22.2
Total available - for - sale fixed maturities	1,669.5	70.2	(13.2)	1,726.5
Other investments	5.6	—	—	5.6
Total investments	$1,675.1	$70.2	$(13.2)	$1,732.1

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. treasury bonds	$39.3	$0.2	$(0.3)	$39.2
U.S. agency bonds – mortgage and asset - backed	779.4	17.5	(2.3)	794.6
U.S. agency bonds – other	217.2	4.8	(0.5)	221.5
Corporate fixed maturities	564.8	38.0	(20.1)	582.7
Municipal bonds	22.7	1.0	—	23.7
Total available - for - sale fixed maturities	1,623.4	61.5	(23.2)	1,661.7
Other investments	5.7	—	(0.1)	5.6
Total investments	$1,629.1	$61.5	$(23.3)	$1,667.3

Despite reductions in cash flow from operations which utilized available cash and cash equivalents, total investments were relatively stable in 2010 and increased as a result of generally higher fair values along with additional deployment of available cash balances.

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2010 and December 31, 2009 by the amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$7.6	$(0.2)	$—	$—	$7.6	$(0.2)
U.S. agency bonds – mortgage and asset - backed	181.8	(1.0)	31.4	—	213.2	(1.0)
U.S. agency bonds - other	2.0	—	—	—	2.0	—
Corporate fixed maturities	40.5	(0.5)	192.2	(11.5)	232.7	(12.0)
Total available - for - sale securities	$231.9	$(1.7)	$223.6	$(11.5)	$455.5	$(13.2)
Other investments	$—	$—	$4.9	$(0.1)	$4.9	$(0.1)
Total temporarily impaired available-for-sale securities and other investments	$231.9	$(1.7)	$228.5	$(11.6)	$460.4	$(13.3)

As of March 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $460.4 million and unrealized losses of $13.3 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $228.5 million and unrealized losses of $11.6 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$8.6	$(0.3)	$—	$—	$8.6	$(0.3)
U.S. agency bonds – mortgage and asset - backed	235.0	(2.3)	0.7	—	235.7	(2.3)
U.S. agency bonds - other	59.5	(0.5)	—	—	59.5	(0.5)
Corporate fixed maturities	11.7	(0.6)	193.7	(19.5)	205.4	(20.1)
Total available - for - sale securities	$314.8	$(3.7)	$194.4	$(19.5)	$509.2	$(23.2)
Other investments	$—	$—	$4.9	$(0.1)	$4.9	$(0.1)
Total temporarily impaired available-for-sale securities and other investments	$314.8	$(3.7)	$199.3	$(19.6)	$514.1	$(23.3)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514.1 million and unrealized losses of $23.3 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199.3 million and unrealized losses of $19.6 million.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment maturity distribution of our fixed income portfolio (on a fair value basis) as of March 31, 2010 and December 31, 2009 was as follows:

	March 31, 2010		December 31, 2009
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$172.0	10.0%	$159.4	9.6%
Due after one year through five years	187.8	10.9%	222.4	13.4%
Due after five years through ten years	433.3	25.1%	366.7	22.1%
Due after ten years	98.4	5.7%	118.6	7.1%
U.S. agency bonds - mortgage-backed securities	835.0	48.3%	794.6	47.8%
Total	$1,726.5	100.0%	$1661.7	100.0%

As of March 31, 2010 and December 31, 2009, 99% and 99%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

Ratings as of March 31, 2010	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$39.3	$39.3	2.3%
AAA U.S. agency bonds – mortgage backed securities	814.5	835.0	48.4%
AAA	237.9	248.1	14.4%
AA+, AA, AA-	71.2	77.2	4.4%
A+, A, A-	292.8	293.1	17.0%
BBB+, BBB, BBB-	203.0	223.1	12.9%
B or lower	10.8	10.7	0.6%
Total	$1,669.5	$1,726.5	100.0%

Ratings as of December 31, 2009	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$39.3	$39.2	2.4%
AAA U.S. agency bonds – mortgage backed securities	779.4	796.6	47.8%
AAA	265.6	272.2	16.5%
AA+, AA, AA-	51.6	57.4	3.4%
A+, A, A-	290.0	285.4	17.2%
BBB+, BBB, BBB-	187.6	201.4	12.1%
B or lower	9.9	9.5	0.6%
Total	$1,623.4	$1,661.7	100.0%

The Company holds no asset-backed securities or sovereign securities of foreign governments. The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at March 31, 2010 and December 31, 2009 are provided below:

	March 31, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – Fixed Rate	$336.7	32.7%	$333.1	32.8%
FNMA – Fixed Rate	240.5	23.4%	125.5	12.3%
FNMA – Variable Rate	150.2	14.6%	135.7	13.4%
FHLMC – Fixed Rate	105.1	10.2%	200.3	19.7%
FHLMC – Variable Rate	2.5	0.2%	—	—%
Total agency RMBS	835.0	81.1%	794.6	78.2%
Non-agency RMBS	—	—%	—	—%
Total RMBS	835.0	81.1%	794.6	78.2%
Commercial mortgage-backed	—	—%	—	—%
Total mortgage-backed securities	835.0	81.1%	794.6	78.2%
Non-MBS fixed rate Agency securities	194.7	18.9%	221.5	21.8%
Total US Agency bonds	$1,029.7	100.0%	$1,016.1	100.0%

The Company has also increased its holdings of corporate securities in 2010 and 2009 to take advantage of various investment opportunities in this asset class. As of March 31, 2010 and December 31, 2009, 43.6% and 46.8% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)
Corporate Securities
Financial Institutions	$458.3	72.1%	$430.4	73.9%
Industrials	119.7	18.8%	108.6	18.6%
Utilities/Other	57.3	9.1%	43.7	7.5%
Total Corporate Securities	$635.3	100.0%	$582.7	100.0%

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. As of March 31, 2010, our financial strength rating from A.M. Best was A-.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of March 31, 2010 and  December 31, 2009.

	March 31, 2010	December 31, 2009
	($ in Millions)
Reinsurance balances receivable	$299.2	$208.5
Prepaid reinsurance	26.3	28.8
Deferred acquisition costs	178.3	173.0
Reserve for loss and loss adjustment expenses	(1,048.9)	(1,006.3)
Unearned premiums	(629.9)	(583.5)

The increase in reinsurance balances receivable was the result of timing related to receipt of certain balances due under the AmTrust Quota Share. The increase in unearned premium reflects the growth in net premiums written in the AmTrust Quota Share in the first quarter of 2010.

Capital Resources

Capital resources consists of funds deployed or available to be deployed in support of our business operations. Our total capital resources at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	($ in Millions)
Junior subordinated debt	$215.1	$215.1
Shareholders’ equity	710.0	676.5
Total capital resources	$925.1	$891.6

Ratio of debt to total capitalization	23.3%	24.1%

As of March 31, 2010, our shareholders’ equity was $710.0 million, a 4.9% increase compared to $676.5 million as of December 31, 2009. The increase was due primarily to net income for the three months ended March 31, 2010 of $13.6 million and unrealized gains on investments of $24.2 million offset by dividends declared of $4.6 million.

On January 20, 2009, as part of the TRUPS Offering the Company established a special purpose trust for the purpose of issuing trust preferred securities. This involved private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) and 45 common shares, $.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit.

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

Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the full amount of the Trust Preferred Securities were repaid within five years of the date of issuance, the additional amount due would be $36.4 million, which would be a reduction in earnings.

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At March 31, 2010, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $44.9 million. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Currency and Foreign Exchange

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk as certain portions of the Diversified Reinsurance and AmTrust Quota Share segment, including underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the British pound. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have an effect on the Company’s results of operations.

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

Net foreign exchange losses amounted to $1.2 million during the three months ended March 31, 2010 compared to losses of $0.2 million during the same period in 2009.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8, Note 2 to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2010, we had fixed maturity securities with a fair value of $1,726.0 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of March 31, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$1,617.3	$(109.2)	(15.4%)
100 basis point increase	1,673.8	(52.7)	(7.4%)
No change	1,726.5	—	0%
100 basis point decrease	1,756.7	39.2	5.5%
200 basis point decrease	$1,793.3	$66.8	9.4%

The interest rate sensitivity on the $168 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points.  A fluctuation of 100 and 200 basis points in LIBOR would increase or decrease our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, depending on the direction of the change in LIBOR, but would not increase or decrease the carrying value of the loan.

Credit Risk

In providing reinsurance, we will have premiums receivable subject to credit risk of the ceding company. The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company's clients at March 31, 2010 were $299.2 million, including balances currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Our credit risk results from our insureds’ potential inability to meet their premium obligations.

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

Given the recent turmoil in the financial markets, we believe that there is potential for significant write-downs of our, and other insurers’, invested assets in future periods if the ongoing turmoil in the financial markets were to persist for an extended period of time.

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

As of March 31, 2010, 0.5% of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar compared to 0.6% as of December 31, 2009. For the three months ended March 31, 2010 and 2009, approximately 13.1% and 8.6%, respectively, of our business written was denominated in currencies other than the U.S. dollar.

Our foreign exchange losses for the three months ended March 31, 2010 and 2009 were $1.2 million and $0.2 million, respectively.

Off-Balance Sheet Transactions

We have no off-balance sheet arrangements or transactions with unconsolidated, special purpose entities.

Item 4.  Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective.  During the most recent fiscal quarter, there were no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(a)	The 2010 Annual General Meeting of Shareholders was held on May 4, 2010.

(b)
All of the Company's director nominees, Simcha G. Lyons, Raymond M. Neff, Yehuda L. Neuberger, Steven H. Nigro and Barry D. Zyskind, were elected.  There was no solicitation in opposition to the Company's nominees.

(c)	Matters voted on at the meeting and the number of votes cast:

1.
To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2011 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld
Simcha G. Lyons	56,799,114	578,000
Raymond M. Neff	57,127,722	249,392
Yehuda L. Neuberger	56,557,134	819,980
Steven H. Nigro	57,125,222	251,892
Barry D. Zyskind	56,877,431	499,683

2.
To elect four directors to the Board of Directors of Maiden Insurance Company Ltd. to serve until the 2011 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld
David A. Lamneck	57,078,091	299,023
John Marshaleck	57,078,091	299,023
Lawrence F. Metz	57,078,091	299,023
Arturo M. Raschbaum	57,078,091	299,023

3.
To amend the Company’s 2007 Share Incentive Plan (the ‘‘Plan’’) to, among other things, increase the number of common shares reserved for issuance under the Plan from two million eight hundred thousand (2,800,000) shares to ten million (10,000,000) shares:

Voted For	Voted Against	Abstain	Broker Non-Votes
53,003,897	4,353,853	19,364	5,604,816

4.
To ratify the selections of BDO Seidman, LLP to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2010, and Arthur Morris and Company as Maiden Insurance Company Ltd.’s independent registered public accounting firm for the year ending December 31, 2010:

Voted For	Voted Against	Abstain	Broker Non-Votes
62,922,572	14,674	44,684	0

Entry into a Material Agreement.

On May 4, 2010, at the Company's Annual General Meeting of Shareholders, the Company's shareholders approved an amendment of the Company's 2007 Share Incentive Plan (the "Plan") to (i) increase the number of common shares reserved for issuance pursuant to the Plan to 10,000,000 shares and (ii) maintain the percentage (25%) of Plan shares that may be issued as restricted share awards by increasing the number of Plan shares that may be issued as restricted share awards under the Plan to 2,500,000 shares.  The amendment of the Plan was previously adopted by the Company's Board of Directors and became effective with shareholder approval on May 4, 2010.

More complete descriptions of the key terms of the Plan can be found in the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 2, 2010, which description is incorporated herein by reference.  The description of the Plan is qualified in its entirety by reference to the text of the Plan, a copy of which is filed as an exhibit to this report.

Item 6.  Exhibits.

Exhibit Number	Description
10.1
Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan (incorporated by reference to Appendix A to the Company's definitive proxy statement filed with the Securities and Exchange Commission on April 2, 2010).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2010.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2010.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD. (Registrant)

Date: May 10, 2010	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer

/s/ JOHN MARSHALECK
John Marshaleck
Chief Financial Officer
(Principal Financial and Accounting Officer)