Form 10-Q
period 2010-06-30
Maiden Holdings, Ltd.
filed 2010-08-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-34042

MAIDEN HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Bermuda	98-0570192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

131 Front Street, Hamilton, Bermuda	HM12
(Address of principal executive offices)	(Zip Code)
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

As of August 5, 2010, the Registrant had one class of Common Stock ($.01 par value), of which 70,293,106 shares were issued and outstanding.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of United States Dollars, Except Par Value and Per Share Data)

	June 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $1,576,293; 2009: $1,623,382)	$1,633,906	$1,661,692
Other investments, at fair value (Cost 2010: $5,801; 2009:$5,684)	5,677	5,549
Total investments	1,639,583	1,667,241
Cash and cash equivalents	179,063	107,396
Restricted cash and cash equivalents	168,396	144,944
Accrued investment income	13,643	11,405
Reinsurance balances receivable (includes $95,610 and $43,382 from related parties in 2010 and 2009, respectively)	271,199	208,495
Prepaid reinsurance	31,762	28,752
Reinsurance recoverable on unpaid losses	12,144	11,984
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $113,425 and $85,979 from related parties in 2010 and 2009, respectively)	196,912	172,983
Other assets	54,855	11,818
Intangible assets, net	48,380	51,284
Goodwill	52,617	52,617
Total assets	$2,836,529	$2,636,894
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reserve for loss and loss adjustment expenses (includes $215,506 and $174,046 from related parties in 2010 and 2009, respectively)	$1,077,084	$1,006,320
Unearned premiums (includes $346,126 and $264,751 from related parties in 2010 and 2009, respectively)	664,685	583,478
Accrued expenses and other liabilities	83,843	60,044
Securities sold under agreements to repurchase, at contract value	70,972	95,401
Junior subordinated debt	215,156	215,125
Total liabilities	2,111,740	1,960,368
Commitments and Contingencies
Shareholders’ equity
Common shares ($0.01 par value;71,254,437 and 71,253,625 shares issued in 2010 and 2009, respectively;70,292,101 and 70,291,289 shares outstanding in 2010 and 2009, respectively)	713	713
Additional paid-in capital	576,539	576,086
Accumulated other comprehensive income	57,489	32,747
Retained earnings	93,849	70,781
Treasury shares, at cost (2010 and 2009: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	724,789	676,526
Total liabilities and shareholders’ equity	$2,836,529	$2,636,894

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In Thousands of United States Dollars, Except Per Share Data)
(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Revenues:
Gross premiums written	$334,784	$238,356	$662,166	$574,905
Net premiums written	$313,050	$238,356	$624,341	$574,905
Change in unearned premiums	(29,266)	(14,515)	(76,628)	(140,972)
Net earned premium	283,784	223,841	547,713	433,933
Net investment income	18,875	15,113	36,456	29,372
Net realized and unrealized investment gains (losses)	535	1,534	847	(396)
Total revenues	303,194	240,488	585,016	462,909
Expenses:
Loss and loss adjustment expenses	175,354	151,057	345,639	297,345
Commission and other acquisition expenses	88,447	57,664	165,843	104,295
Other operating expenses	9,484	7,133	18,036	14,667
Subordinated debt interest expense	9,116	9,112	18,231	16,202
Amortization of intangible assets	1,452	1,675	2,904	3,239
Foreign exchange loss (gain)	414	(2,404)	1,567	(2,191)
Total expenses	284,267	224,237	552,220	433,557
Income before income taxes	18,927	16,251	32,796	29,352
Income taxes:
Current tax expense	–	–	–	–
Deferred tax expense	290	–	590	–
Income tax expense	290	–	590	–
Net income	$18,637	$16,251	$32,206	$29,352

Comprehensive income:
Net income	$18,637	$16,251	$32,206	$29,352
Other comprehensive income
Net unrealized holdings gains arising during the period	3,784	47,423	28,308	29,006
Adjustment for reclassification of realized (gains) losses recognized in net income	(3,254)	(1,534)	(3,566)	396
Other comprehensive income	530	45,889	24,742	29,402
Comprehensive income	$19,167	$62,140	$56,948	$58,754

Basic earnings per common share	$0.27	$0.23	$0.46	$0.43
Diluted earnings per common share	$0.26	$0.23	$0.46	$0.42
Dividends declared per common share	$0.065	$0.06	$0.13	$0.12

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Net realized and unrealized investment gains (losses):
Total other-than-temporary impairment losses	$–	$–	$–	$–
Portion of loss recognized in other comprehensive income	–	–	–	–
Net impairment losses recognized in earnings	–	–	–	–
Other net realized and unrealized investment gains (losses)	535	1,534	847	(396)
Net realized and unrealized investment gains (losses)	$535	$1,534	$847	$(396)

 See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands of United States Dollars)
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Common shares
Balance – beginning of period	$713	$596
Exercise of options and issuance of shares, net	–	117
Balance – end of period	713	713
Additional paid-in capital
Balance – beginning of period	576,086	530,519
Exercise of options and issuance of shares, net	3	44,928
Share based compensation	450	276
Balance – end of period	576,539	575,723
Accumulated other comprehensive income (loss)
Balance – beginning of period	32,747	(44,499)
Net unrealized gains on securities	24,742	29,402
Balance – end of period	57,489	(15,097)
Retained earnings
Balance – beginning of period	70,781	26,944
Net income	32,206	29,352
Dividends on common shares	(9,138)	(8,435)
Balance – end of period	93,849	47,861
Treasury shares
Balance – beginning of period	(3,801)	(3,801)
Shares repurchased	–	–
Balance – end of period	(3,801)	(3,801)
Total Shareholders’ Equity	$724,789	$605,399

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of United States Dollars)
(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income	$32,206	$29,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	3,530	3,502
Net realized and unrealized (gain) loss on investments	(847)	396
Foreign exchange loss (gain) on revaluation	1,567	(2,191)
Amortization of share-based compensation expense, bond premium and discount and trust preferred securities discount	(3,599)	(2,822)
Changes in assets - (increase) decrease:
Reinsurance balances receivable	(77,450)	(157,679)
Prepaid reinsurance	(3,010)	–
Accrued investment income	(2,238)	(308)
Deferred commission and other acquisition costs	(23,929)	(66,925)
Other assets	42,745	(1,041)
Changes in liabilities – increase (decrease):
Loss and loss adjustment expense reserves	70,776	42,102
Unearned premiums	81,207	140,972
Accrued expenses and other liabilities	36,978	(24,011)
Net cash provided by (used in) operating activities	72,446	(38,653)
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available for sale	(406,277)	(415,611)
Purchases of fixed-maturity securities – trading	(509,394)	–
Purchases of other investments	(123)	(138)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available for sale	173,687	134,384
Proceeds from sales of fixed-maturity securities – trading and short sales	558,388	–
Proceeds from maturities and calls of fixed-maturity securities	241,703	116,139
Proceeds from redemption of other investments	6	127
(Increase) decrease in restricted cash and cash equivalents	(23,452)	97,394
Loan to related party	–	–
Purchase of capital assets	(918)	(201)
Net cash provided by (used in) in investing activities	33,620	(67,906)
Cash flows from financing activities:
Repurchase agreements, net	(24,429)	(123,849)
Common share issuance	3	117
Junior subordinated debt issuance	–	260,000
Junior subordinated debt issuance cost	–	(4,342)
Dividend paid	(9,138)	(7,733)
Net cash (used in) provided by financing activities	(33,564)	124,193
Effect of exchange rate changes on foreign currency cash	(835)	1,246
Net increase in cash and cash equivalents	71,667	18,880
Cash and cash equivalents, beginning of period	107,396	131,897
Cash and cash equivalents, end of period	$179,063	$150,777

Supplemental information on cash flows
Cash paid for interest	$18,200	$8,594
Reinsurance balances receivables	17,806	–
Investments - fixed maturity securities	(17,806)	–
Supplemental information about non-cash investing and financing activities
Discount on junior subordinated debt	$–	$(44,928)
Additional paid in Capital	–	44,928

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

1.	Basis of Presentation – Summary of Significant Accounting Policies

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

There were no material changes in the application of our critical accounting estimates subsequent to that report. However, the Company is amending its disclosure with regard to Fair Value of Financial Instruments to include the following:

•
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. To date we have only included U.S. government fixed maturity investments as Level 1. The Company receives the quoted market prices from a third party, nationally recognized pricing service (“Pricing Service”). When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Pricing Service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. The Pricing Service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the Pricing Service uses model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. The market inputs that the Pricing Service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

•
The Company typically utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 96% of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy. At June 30, 2010 and December 31, 2009, we have not adjusted any prices provided by the Pricing Service.

•
The Company will challenge any prices for its investments that are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of June 30, 2010 and December 31, 2009, only one security was valued using the market approach at approximately $8,549 and $7,948 was priced using a quotation from a broker as opposed to the Pricing Service. At June 30, 2010 and December 31, 2009 we have not adjusted any pricing provided by the broker-dealers based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

1.	Basis of Presentation – Summary of Significant Accounting Policies (continued)

•
To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of June 30, 2010 and December 31, 2009.

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

The Emerging Issues Task Force (“EITF”) issued EITF Issue No. 09-G, Clarification of the Definition of Deferred Acquisition Costs (DAC) of Insurance Entities and intends to clarify the definition of what constitutes an acquisition cost and the types of acquisition costs capitalized by an insurance entity. In November 2009, the EITF reached a consensus-for-exposure that would limit the costs an entity can include in DAC to those that are “directly related to” the acquisition of new and renewal insurance contracts. They clarified that the direct costs only include those that result in the successful acquisition of a policy and exclude all costs incurred for unsuccessful efforts, along with indirect costs. The consensus-for-exposure would require that an entity include only actual costs, not costs expected to be incurred, in DAC.

On March 18, 2010, the EITF affirmed the previous conclusions from the proposed consensus that indirect costs and costs of unsuccessful activities should not be included in capitalized acquisition costs.  The EITF also agreed that advertising costs should be capitalized only when certain requirements are met.  There were further questions on how accounting for advertising costs interacts with the DAC impairment model and further analysis was requested.  A working group was formed to assist the staff in advising the EITF on the effective date and transition questions.  They met in May 2010 and have issued a report that was discussed at an EITF meeting on July 29, 2010.  On July 29, 2010 the EITF affirmed the previous conclusions from the proposed consensus.  This literature has the potential to significantly impact the way insurance companies account for DAC, and therefore, could potentially have a significant impact on results of operations.  It would result in the need to identify and recognize, as period costs, those amounts associated with unsuccessful acquisition efforts in addition to indirect costs.  Amounts associated with successful acquisition efforts would continue to be capitalized and charged to expense in proportion to premium revenue recognized. As an example, under current guidance, underwriter salaries are capitalized and amortized over the period in which the associated premium written is earned as revenue.  Under the proposed guidance, companies would be required to identify the portion of underwriter salaries that could be attributed to unsuccessful acquisition efforts and expense that amount in the current period.  The EITF is effective for interim and annual periods beginning on or after December 15, 2011, with either prospective or retrospective application being permitted.

3.	Investments

(a)	Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of June 30, 2010 and December 31, 2009 are as follows:

As at June 30, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$58,359	$1,070	$(32)	$59,397
U.S. agency bonds – mortgage and asset-backed	707,139	26,283	(556)	732,866
U.S. agency bonds – other	153,015	2,703	(27)	155,691
Corporate fixed maturities	636,535	46,367	(19,077)	663,825
Municipal bonds	21,245	882	–	22,127
Total available for sale fixed maturities	1,576,293	77,305	(19,692)	1,633,906
Other investments	5,801	–	(124)	5,677
Total investments	$1,582,094	$77,305	$(19,816)	$1,639,583

As at December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$39,297	$224	$(283)	$39,238
U.S. agency bonds – mortgage and asset-backed	779,400	17,504	(2,321)	794,583
U.S. agency bonds – other	217,192	4,772	(447)	221,517
Corporate fixed maturities	564,750	37,985	(20,071)	582,664
Municipal bonds	22,743	947	–	23,690
Total available for sale fixed maturities	1,623,382	61,432	(23,122)	1,661,692
Other investments	5,684	–	(135)	5,549
Total investments	$1,629,066	$61,432	$(23,257)	$1,667,241

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3.	Investments (continued)

The contractual maturities of our fixed maturities as of June 30, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment.

As at June 30, 2010	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$141,987	$144,052	8.82%
Due after one year through five years	182,018	184,551	11.30%
Due after five years through ten years	471,429	493,020	30.17%
Due after ten years	73,720	79,417	4.86%
	869,154	901,040	55.15%
Mortgage and asset-backed securities	707,139	732,866	44.85%
Total	$1,576,293	$1,633,906	100.00%

The following tables summarize our available for sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As at June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$–	$–	$3,341	$(32)	$3,341	$(32)
U.S. agency bonds – mortgage and asset-backed	56,504	(556)	–	–	56,504	(556)
U.S. agency bonds - other	6,033	(27)	–	–	6,033	(27)
Corporate fixed maturities	47,560	(1,849)	176,682	(17,228)	224,242	(19,077)
	110,097	(2,432)	180,023	(17,260)	290,120	(19,692)
Other investments	–	–	4,876	(124)	4,876	(124)
Total	$110,097	$(2,432)	$184,899	$(17,384)	$294,996	$(19,816)

As of June 30, 2010, there were approximately 34 securities in an unrealized loss position with a fair value of $294,996 and unrealized losses of $19,816. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $184,899 and unrealized losses of $17,384.

	Less than 12 Months		12 Months or More		Total
As at December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$8,632	$(283)	$–	$–	$8,632	$(283)
U.S. agency bonds – mortgage and asset-backed	235,013	(2,319)	694	(2)	235,707	(2,321)
U.S. agency bonds – other	59,511	(447)	–	–	59,511	(447)
Corporate fixed maturities	11,687	(619)	193,676	(19,452)	205,363	(20,071)
	314,843	(3,668)	194,370	(19,454)	509,213	(23,122)
Other investments	–	–	4,864	(135)	4,864	(135)
Total	$314,843	$(3,668)	$199,234	$(19,589)	$514,077	$(23,257)

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

Other-Than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2010, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and six month periods ended June 30, 2010 and 2009, the Company recognized no other than temporary impairment losses.  Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at June 30, 2010 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because it is more likely than not that we will not be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2010.

(b)	Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The Company has commenced designating upon acquisition, certain US Treasury bonds as trading for the purpose of augmenting where possible investment returns. In addition, the Company maintained one open position in a US Treasury bond sold but not yet purchased valued at $52,328 which to date has resulted in  in unrealized loss of $2,719  which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of income. The following provides an analysis of realized and unrealized gains and losses for the three and six months ended June 30, 2010 and 2009:

For the Three Months Ended June 30, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$5,488	$(1,619)	$3,869
Trading securities	522	(1,137)	(615)
Other investments	–	–	–
Net realized gains	6,010	(2,756)	3,254
Unrealized loss on short sales	–	(2,719)	(2,719)
Net realized and unrealized gains	$6,010	$(5,475)	$535

For the Six Months Ended June 30, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$5,800	$(1,619)	$4,181
Trading securities	522	(1,137)	(615)
Other investments	–	–	–
Net realized gains	6,322	(2,756)	3,566
Unrealized loss on short sales	–	(2,719)	(2,719)
Net realized and unrealized gains	$6,322	$(5,475)	$847

For the Three Months Ended June 30, 2009	Gross Gains	Gross losses	Net
Available-for-sale securities	$2,143	$(609)	$1,534
Other investments	–	–	–
Net realized gains	$2,143	$(609)	$1,534

For the Six Months Ended June 30, 2009	Gross Gains	Gross losses	Net
Available-for-sale securities	$3,898	$(4,279)	$(381)
Other investments	–	(15)	(15)
Net realized losses	$3,898	$(4,294)	$(396)

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3.	Investments (continued)

Proceeds from sales of fixed maturities classified as available for sale were $173,687 and $134,384 for the six months ended June 30, 2010 and 2009, respectively.

Net unrealized gain (loss) on available-for-sale investments was as follows:

	June 30, 2010	June 30, 2009
Fixed maturities	$57,613	$(12,287)
Other investments	(124)	(422)
Total net unrealized gain (loss)	57,489	(12,709)
Deferred income tax expense	–	(2,388)
Net unrealized losses, net of deferred income tax	$57,489	$(15,097)
Change in unrealized gain (loss), net of deferred income tax	$24,742	$29,402

(c)	Restricted Cash and Investments

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

	June 30, 2010	December 31, 2009
Restricted cash – third party agreements	$115,746	$133,029
Restricted cash – related party agreements	52,347	11,485
Restricted cash – U.S. state regulatory authorities	303	430
Total restricted cash	168,396	144,944
Restricted investments – in Trust for third party agreements at fair value (Amortized cost: 2010 – $856,511; 2009 – $1,011,582)	887,632	1,022,337
Restricted investments – in Trust for related party agreements at fair value (Amortized cost: 2010 – $226,558; 2009 – $177,537)	250,465	195,474
Restricted investments – in Trust for U.S. state regulatory authorities (Amortized cost: 2010 – $13,280; 2009 – $13,032)	13,707	12,867
Total restricted investments	1,151,804	1,230,678
Total restricted cash and investments	$1,320,200	$1,375,622

(d)	Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of June 30, 2010, there were $70,972 principal amount outstanding at interest rate of 0.27%. Interest expense associated with these repurchase agreements was $298 and $355 for the three and six months ended June 30, 2010, respectively (2009 - $10 and $783, respectively), out of which $262 was accrued as of June 30, 2010 (December 31, 2009 - $33). The Company has approximately $70,972 of collateral pledged in support of these agreements.

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company’s liability for securities to be delivered is measured at their fair value and as of June 30, 2010 were $52,328 for a US Treasury bond.  This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets. These transactions result in off-balance sheet risk, as the Company’s ultimate cost to satisfy the delivery of securities sold but not yet purchased may exceed the amount reflected at June 30, 2010.  Collateral of an equivalent amount has been pledged to the clearing broker.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2010.

U.S. government and U.S. government agencies: Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association. The fair values of the Company’s U.S. government securities are based on quoted market prices in active markets and are included in the Level 1 fair value hierarchy. The Company believes the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate option adjusted spreads, daily interest rate data and market/sector news. The Company generally classifies the fair values of U.S. government agencies securities in Level 2.

Corporate debt: Corporate debt securities consist primarily of investment-grade debt of a wide variety of corporate issuers and industries. These securities are generally priced by pricing services. The pricing services typically use discounted cash flow models that incorporate benchmark curves for treasury, swap and high issuance credits. Credit spreads are developed from current market observations for like or similar securities. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. The Company generally classifies the fair values of its corporate securities in Level 2.

Municipals: Municipal securities comprise bonds issued by U.S. domiciled state and municipality entities. The fair values of these securities are generally priced by pricing services. The pricing services typically use is determined using spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Other investments: The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, and as such, the fair values of those hedge funds are included in the Level 3 fair value hierarchy.

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

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2010 and December 31, 2009:

As at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$59,397	$–	$–	$59,397
U.S. agency bonds – mortgage and asset-backed	–	732,866	–	732,866
U.S. agency bonds – other	–	155,691	–	155,691
Corporate fixed maturities	–	663,825	–	663,825
Municipal bonds	–	22,127	–	22,127
Other investments	–	–	5,677	5,677
Total	$59,397	$1,574,509	$5,677	$1,639,583
As a percentage of total assets	2.1%	55.5%	0.2%	57.8%
Liabilities
Securities sold under agreements to repurchase	$–	$70,972	$–	$70,972
Securities sold but not yet purchased	–	52,328	–	52,328
	$–	$123,300	$–	$123,300
As a percentage of total liabilities	–	5.8%	–	5.8%

As at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$39,238	$–	$–	$39,238
U.S. agency bonds – mortgage and asset-backed	–	794,583	–	794,583
U.S. agency bonds – other	–	221,517	–	221,517
Corporate fixed maturities	–	582,664	–	582,664
Municipal bonds	–	23,690	–	23,690
Other investments	–	–	5,549	5,549
Total	$39,238	$1,622,454	$5,549	$1,667,241
As a percentage of total assets	1.5%	61.5%	0.2%	63.2%
Liabilities
Securities sold under agreements to repurchase	$–	$95,401	$–	$95,401
As a percentage of total liabilities	–	4.9%	–	4.9%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

4.	Fair Value of Financial Instruments (continued)

(b)	Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2010 and 2009:

Other Investments:	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Balance at beginning of period	$5,601	$5,386
Net realized and unrealized gains – included in net income	–	–
Net realized and unrealized losses – included in net income	–	–
Change in net unrealized gains – included in other comprehensive income (loss)	–	–
Change in net unrealized losses – included in other comprehensive income (loss)	(44)	112
Purchases	123	–
Sales and redemptions	(3)	(106)
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Balance at end of period	$5,677	$5,392

Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$–	$–

Other Investments:	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Balance at beginning of period	$5,549	$5,291
Net realized and unrealized gains – included in net income	–	–
Net realized and unrealized losses – included in net income	–	(15)
Change in net unrealized gains – included in other comprehensive income (loss)	–	–
Change in net unrealized losses – included in other comprehensive income (loss)	11	106
Purchases	123	138
Sales and redemptions	(6)	(128)
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Balance at end of period	$5,677	$5,392

Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$–	$–

5.	Goodwill and Intangible Assets

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

The following table shows an analysis of goodwill and intangible assets as of June 30, 2010 and December 31, 2009:

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

5.	Goodwill and Intangible Assets (continued)

As at June 30, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$–	$52,617	Indefinite
State licenses	7,727	–	7,727	Indefinite
Customer relationships	51,400	(10,747)	40,653	15 years double declining
Net balance	$111,744	$(10,747)	$100,997

As at December 31, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$–	$52,617	Indefinite
State licenses	7,727	–	7,727	Indefinite
Customer relationships	51,400	(7,843)	43,557	15 years double declining
Net balance	$111,744	$(7,843)	$103,901

The goodwill and intangible assets were recognized in 2009 and 2008 as a result of the GMAC Acquisition and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three and six months ended June 30, 2010. The estimated amortization expense for the next five years is:

June 30, 2010
2010	$2,904
2011	5,033
2012	4,362
2013	3,781
2014	3,276

6.	Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units” or the “TRUPS Offering”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden Holdings North America, Ltd. ("Maiden NA"), and 45 common shares, $0.01 par value, of the Company (the “Common Shares”), for a purchase price of $1,000.45 per Unit. We also issued 11,700,000 common shares to the purchasers in the TRUPS Offering. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses. Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

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

As of June 30, 2010, the stated value of the Trust Preferred Securities was $215,156 which comprises the principal amount of $260,000 and unamortized discount of $44,844. Amortization expense for the three and six months ended June 30, 2010 was $16 and $31, respectively (2009 - $12 and $24, respectively).

7.	Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net income available to common shareholders	$18,637	$16,251	$32,206	$29,352

Weighted average number of common shares outstanding – basic	70,291,894	70,287,664	70,291,650	68,994,846
Potentially dilutive securities:
Warrants	–	–	–	–
Share options	478,955	379,435	482,114	315,858
Weighted average number of common shares outstanding – diluted	70,770,849	70,667,099	70,773,764	69,310,704

Basic earnings per common share:	$0.27	$0.23	$0.46	$0.43
Diluted earnings per common share:	$0.26	$0.23	$0.46	$0.42

As of June 30, 2010, 4,050,000 (2009 – 4,050,000) warrants and 1,689,874 (2009 – 645,626) share options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

8.	Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $240 and $450 for the three and six months ended June 30, 2010, respectively (2009 – $117 and $276, respectively).

The key assumptions used in determining the fair value of options granted in the three and six months ended June 30, 2010 and a summary of the methodology applied to develop each assumption are as follows:

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

8.	Share Based Compensation (continued)

Assumptions:	June 30, 2010
Volatility	29.8-46.0%
Risk-free interest rate	2.36-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

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

The following schedules show all options granted, exercised, expired and exchanged under the Plan for the three and six months ended June 30, 2010:

Three Months Ended June 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2010	2,335,824	$5.98	8.78 years
Granted	–	–	–
Exercised	(344)	3.28	–
Cancelled	(4,250)	3.28	–
Outstanding, June 30, 2010	2,331,230	$5.99	8.53 years

Six Months Ended June 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	2,036,542	$5.79	8.86 years
Granted	300,000	7.25	9.68 years
Exercised	(812)	3.28	–
Cancelled	(4,500)	3.28	–
Outstanding, June 30, 2010	2,331,230	$5.99	8.53 years

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the three and six months ended June 30, 2009:

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

8.	Share Based Compensation (continued)

Three Months Ended June 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2009	1,469,834	$5.55	9.31 years
Granted	34,000	5.05	9.89 years
Exercised	–	–	–
Cancelled	–	–	–
Outstanding, June 30, 2009	1,503,834	$5.54	9.08 years

Six Months Ended June 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2008	1,519,834	$10.00	9.44 years
Granted	184,000	4.51	9.70 years
Exercised	–	–	–
Cancelled	(200,000)	7.74	–
Outstanding, June 30, 2009	1,503,834	$5.54	9.08 years

The weighted average grant date fair value was $1.76 and $1.58 for all options outstanding at June 30, 2010 and 2009, respectively. There was approximately $2,400 and $1,478 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of June 30, 2010 and 2009, respectively.

9.	Dividends Declared

On May 4, 2010, the Company’s Board of Directors approved a quarterly cash dividend of $0.065 per common share. This dividend was paid on July 15, 2010 to shareholders of record on July 1, 2010.

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

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Insurance” or “Maiden Bermuda”) to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, IGI Insurance Company Limited (“IGI”), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement had an initial term of three years, which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

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

The Company recorded approximately $31,819 and $66,584 of ceding commission expense for the three and six months ended June 30, 2010, respectively (2009 – $27,619 and $56,873, respectively) as a result of this transaction.

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

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII as follows:

•
by lending funds in the amount of $167,975 as at June 30, 2010 and December 31, 2009 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts.

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at June 30, 2010 was approximately $294,468 (December 31, 2009 – $206,960) and the accrued interest was $2,972 (December 31, 2009 – $1,956).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Quota Share Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker.  AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,271 and $2,654 of reinsurance brokerage expense for the three and six months ended June 30, 2010, respectively (2009 – $1,095 and $2,250, respectively) and deferred reinsurance brokerage of $3,494 and $3,265 as at June 30, 2010 and December 31, 2009, respectively, as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (“IGI”), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI’s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $0 expense, which is included in other operating expenses, for the three and six months ended June 30, 2010, respectively (2009 – $117 and $270, respectively).

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

10.	Related Party Transactions (continued)

Asset Management Agreement

Effective July 1, 2007 and as amended, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company.  Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.15% if the average value of the account is greater than $1 billion.  The Company recorded approximately $662 and $1,318 of investment management fees for the three and six months ended June 30, 2010, respectively (2009 – $619 and $1,216, respectively), as a result of this agreement.

ACAC Quota Share Reinsurance Agreement

On March 1, 2010, the Company entered into a three year 25% quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”).

ACAC is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Michael Karfunkel (“Karfunkel”).  ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the chairman of the board of directors of ACAC.

The Company, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned subsidiary of the Trust, and AmTrust, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by the ACAC on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without the Company’s consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

The Company recorded approximately $6,611 and $7,290 of ceding commission expense for the three and six months ended June 30, 2010 as a result of this transaction.

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

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended June 30, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$136,709	$109,123	$67,218	$313,050
Net premiums earned	161,779	101,664	20,341	283,784
Net losses and loss expenses	(99,218)	(63,423)	(12,713)	(175,354)
Commissions and other acquisition costs	(48,386)	(33,090)	(6,971)	(88,447)
General and administrative expenses	(5,726)	(598)	–	(6,324)
Underwriting income	$8,449	$4,553	$657	$13,659

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				19,410
Amortization of intangible assets				(1,452)
Foreign exchange loss				(414)
Subordinated debt interest expense				(9,116)
Other operating expenses				(3,160)
Deferred tax expense				(290)
Net Income				$18,637

Net loss and loss expense ratio*	61.3%	62.4%	62.5%	61.8%
Acquisition cost ratio**	29.9%	32.5%	34.3%	31.2%
General and administrative expense ratio***	3.5%	0.6%	–%	3.3%
Combined ratio****	94.7%	95.5%	96.8%	96.3%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11.	Segments (continued)

For the Six Months Ended June 30, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$304,623	$230,679	$89,039	$624,341
Net premiums earned	312,959	212,323	22,431	547,713
Net losses and loss expenses	(198,635)	(132,985)	(14,019)	(345,639)
Commissions and other acquisition costs	(88,900)	(69,238)	(7,705)	(165,843)
General and administrative expenses	(11,598)	(1,072)	–	(12,670)
Underwriting income	$13,826	$9,028	$707	$23,561

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				37,303
Amortization of intangible assets				(2,904)
Foreign exchange loss				(1,567)
Subordinated debt interest expense				(18,231)
Other operating expenses				(5,366)
Deferred tax expense				(590)
Net Income				$32,206

Net loss and loss expense ratio*	63.5%	62.6%	62.5%	63.1%
Acquisition cost ratio**	28.4%	32.6%	34.3%	30.3%
General and administrative expense ratio***	3.7%	0.5%	–%	3.3%
Combined ratio****	95.6%	95.7%	96.8%	96.7%

For the Three Months Ended June 30, 2009	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$148,553	$89,803	$–	$238,356
Net premiums earned	136,214	87,627	–	223,841
Net losses and loss expenses	(94,570)	(56,487)	–	(151,057)
Commissions and other acquisition costs	(28,950)	(28,714)	–	(57,664)
General and administrative expenses	(4,088)	(687)	–	(4,775)
Underwriting income	$8,606	$1,739	$–	$10,345

Reconciliation to net income
Net investment income and realized gains				16,647
Amortization of intangible assets				(1,675)
Foreign exchange gain				2,404
Subordinated debt interest expense				(9,112)
Other operating expenses				(2,358)

Net Income				$16,251

Net loss and loss expense ratio*	69.4%	64.4%	–%	67.5%
Acquisition cost ratio**	21.3%	32.8%	–%	25.7%
General and administrative expense ratio***	3.0%	0.8%	–%	3.2%
Combined ratio****	93.7%	98.0%	–%	96.4%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11.	Segments (continued)

For the Six Months Ended June 30, 2009	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$399,731	$175,174	$–	$574,905
Net premiums earned	253,884	180,049	–	433,933
Net losses and loss expenses	(183,585)	(113,760)	–	(297,345)
Commissions and other acquisition costs	(45,172)	(59,123)	–	(104.295)
General and administrative expenses	(9,815)	(1,061)	–	(10,876)
Underwriting income	$15,312	$6,105	$–	$21,417

Reconciliation to net income
Net investment income and realized (loss)				28,976
Amortization of intangible assets				(3,239)
Foreign exchange gain				2,191
Subordinated debt interest expense				(16,202)
Other operating expenses				(3,791)

Net Income				$29,352

Net loss and loss expense ratio*	72.3%	63.2%	–%	68.5%
Acquisition cost ratio**	17.8%	32.8%	–%	24.0%
General and administrative expense ratio***	3.9%	0.6%	–%	3.4%
Combined ratio****	94.0%	96.6%	–%	95.9%

*	Calculated by dividing net losses and loss expenses by net earned premium.
**	Calculated by dividing commission and other acquisition expenses by net earned premium
***	Calculated by dividing general and administrative expenses by net earned premium.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As at June 30, 2010
Reinsurance balances receivable	$175,672	$42,305	$53,222	$271,199
Prepaid reinsurance	31,762	–	–	31,762
Reinsurance recoverable on unpaid losses	12,144	–	–	12,144
Deferred commission and other acquisition costs	83,487	90,543	22,882	196,912
Loan to related party	–	167,975	–	167,975
Goodwill	52,617	–	–	52,617
Intangible assets, net	48,380	–	–	48,380
Restricted investments and cash	1,017,388	302,812	–	1,320,200
Corporate and other assets	5,480	–	–	735,340
Total Assets	$1,426,930	$603,635	$76,104	$2,836,529

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As at December 31, 2009
Reinsurance balances receivable	$168,639	$39,856	$–	$208,495
Prepaid reinsurance	28,752	–	–	28,752
Reinsurance recoverable on unpaid losses	11,984	–	–	11,984
Deferred commission and other acquisition costs	88,224	84,759	–	172,983
Loan to related party	–	167,975	–	167,975
Goodwill	52,617	–	–	52,617
Intangible assets, net	51,284	–	–	51,284
Restricted investments and cash	1,168,663	206,959	–	1,375,622
Corporate and other assets	2,502	–	–	567,182
Total Assets	$1,572,665	$499,549	$–	$2,636,894

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11.	Segments (continued)

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and six months ended June 30, 2010 and 2009:

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$36,276	11.6%	$25,510	10.7%
Casualty	91,855	29.4%	105,233	44.1%
Accident and Health	8,578	2.7%	17,810	7.5%
Total Diversified Reinsurance	136,709	43.7%	148,553	62.3%
AmTrust Quota Share
Small Commercial Business	44,896	14.3%	45,936	19.3%
Specialty Program Business	20,827	6.6%	12,764	5.4%
Specialty Risk and Extended Warranty	43,400	13.9%	31,103	13.0%
Total AmTrust Quota Share	109,123	34.8%	89,803	37.7%
ACAC Quota Share
Automobile liability	38,514	12.3%	–	–%
Automobile physical damage	28,704	9.2%	–	–%
Total ACAC Quota share	67,218	21.5%	–	–%
	$313,050	100.00%	$238,356	100.00%

	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$94,329	15.1%	$76,958	13.4%
Casualty	184,016	29.5%	255,309	44.4%
Accident and Health	26,278	4.2%	67,464	11.7%
Total Diversified Reinsurance	304,623	48.8%	399,731	69.5%
AmTrust Quota Share
Small Commercial Business	103,830	16.6%	98,908	17.2%
Specialty Program Business	30,901	4.9%	21,993	3.8%
Specialty Risk and Extended Warranty	95,948	15.4%	54,273	9.5%
Total AmTrust Quota Share	230,679	36.9%	175,174	30.5%
ACAC Quota Share
Automobile liability	50,959	8.2%	–	–%
Automobile physical damage	38,080	6.1%	–	–%
Total ACAC Quota Share	89,039	14.3%	–	–%
	$624,341	100.00%	$574,905	100.00%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11.	Segments (continued)

	For the Three Months Ended June 30, 2010		For the Three Months Ended June 30, 2009
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$47,550	16.7%	$39,578	17.7%
Casualty	95,829	33.8%	71,339	31.9%
Accident and Health	18,400	6.5%	25,297	11.3%
Total Diversified Reinsurance	161,779	57.0%	136,214	60.9%
AmTrust Quota Share
Small Commercial Business	56,186	19.8%	52,120	23.3%
Specialty Program Business	16,680	5.9%	13,070	5.8%
Specialty Risk and Extended Warranty	28,798	10.1%	22,437	10.0%
Total AmTrust Quota Share	101,664	35.8%	87,627	39.1%
ACAC Quota Share
Automobile liability	11,425	4.0%	–	–%
Automobile physical damage	8,916	3.2%	–	–%
Total ACAC Quota Share	20,341	7.2%	–	–%
	$283,784	100.00%	$223,841	100.00%

	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$89,338	16.3%	$65,577	15.1%
Casualty	184,075	33.6%	137,693	31.7%
Accident and Health	39,546	7.2%	50,614	11.7%
Total Diversified Reinsurance	312,959	57.1%	253,884	58.5%
AmTrust Quota Share
Small Commercial Business	108,140	19.8%	106,748	24.6%
Specialty Program Business	31,454	5.7%	26,418	6.1%
Specialty Risk and Extended Warranty	72,729	13.3%	46,883	10.8%
Total AmTrust Quota Share	212,323	38.8%	180,049	41.5%
ACAC Quota Share
Automobile liability	12,594	2.3%	–	–%
Automobile physical damage	9,837	1.8%	–	–%
Total ACAC Quota Share	22,431	4.1%	–	–%
	$547,713	100.00%	$433,933	100.00%

12.	Subsequent Events

GMAC International Insurance Services, Ltd. Reinsurance Acquisition

On July 6, 2010, the Company announced that it entered into a definitive agreement to acquire the majority of the reinsurance-related infrastructure, assets and liabilities of U.K. based GMAC International Insurance Services, Ltd. (“IIS”), including renewal rights on nearly $100 million of predominantly personal auto quota share reinsurance as well as the supporting business development subsidiaries in Europe. The transaction includes the assumption of more than $100 million of loss reserves and net unearned premiums which will be funded by a transfer of cash and investments. IIS primarily focuses on providing branded auto and auto-related insurance products through its insurer partners to retail customers in the European Union and other global markets.

The Company plans to fund the proposed transaction through its existing capital base which, subject to customary regulatory approval, is expected to close by the end of the third quarter 2010.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

12.	Subsequent Events (continued)

Dividends

On August 5, 2010, the Company declared a quarterly dividend of $0.065 per common share, payable on October 15, 2010 to shareholders of record on October 1, 2010.

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

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q and other publicly available documents may include, and our officers and representatives may from time to time make, projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2010.  Since the Company commenced operations in 2007, the Company has engaged in a number of significant transactions, including entering into the AmTrust Quota Share in 2007, the GMAC Acquisition in 2008, the TRUPS Offering in 2009 and the ACAC Transaction and pending GMAC International Insurance Services, Ltd. Reinsurance acquisition in 2010, each discussed below that significantly affect the comparability of results of operations from year to year.  The projections and statements in this Report speak only as of the date of this Report and those in other publicly available documents or made by our officers and representatives from time to time speak only as of their respective dates and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

We historically have managed our business through two operating segments:  Diversified Reinsurance and the AmTrust Quota Share.  In the first quarter of 2010, we added a third segment, ACAC Quota Share, as a result of the ACAC Transaction discussed below.  As of June 30, 2010, we had approximately $724.8 million of total shareholders’ equity and $940.0 million in total capital, which includes shareholders’ equity and junior subordinated debt.

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

During 2009 and 2010, there were a number of events that impacted the property and casualty industry generally. While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2009 generally featured fewer such events, favorably impacting industry performance. Further, despite the ongoing global economic recession, industry investments in risk assets performed significantly better in 2009, increasing both statutory and generally accepted accounting principles in the United States ("GAAP") capital at the individual market participant level and in the aggregate across the reinsurance industry more generally. In the first six months of 2010, a series of significant natural and man-made catastrophes occurred, including a major earthquake in Chile, damaging windstorms in Europe (Xynthia), a series of severe winter storms in the northeastern United States and the Deepwater Horizon explosion and oil spill in the Gulf of Mexico.  Consistent with its business model, the Company experienced no losses from the Chilean earthquake or European windstorms, while losses from the United States winter storms, if any, are expected to be immaterial.

We believe that if such events continue, they could have a significant effect on competition and pricing, although the ultimate impact remains unclear.  As market conditions continue to develop and competition further increases, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards.

Recent Developments

GMAC International Insurance Services, Ltd. Reinsurance Acquisition (“IIS Acquisition”)

On July 6, 2010, the Company announced that it entered into a definitive agreement to acquire the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. (“IIS”), including renewal rights on nearly $100 million of predominantly personal auto quota share reinsurance as well as the supporting business development subsidiaries. The transaction includes the assumption of more than $100 million of loss reserves and net unearned premiums which will be funded by a transfer of cash and investments. IIS primarily focuses on providing branded auto and auto-related insurance products through its insurer partners to retail customers in the European Union and other global markets.

The Company plans to fund the proposed transaction through its existing capital base which, subject to customary regulatory approval, is expected to close by the end of the third quarter 2010. The Company expects the transaction to be accretive to 2011 earnings, and to generally perform within its overall stated targets of a 96% combined ratio and medium-term ROE target of 15%.

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

Management of this business is treated as a separate segment captioned ACAC Quota Share.

GMAC Acquisition

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC ("GMACI"), which included the following components, and the sum of which are referred to as the "GMAC Acquisition":

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

2010 Financial Highlights

2010 Consolidated Results of Operations

•
Net income available to common shareholders of $18.6 million and $32.2 million, or $0.27 basic and $0.26 diluted and $0.46 basic and diluted earnings per share for the three and six months ended June 30, 2010 as compared to $16.3 million and $29.4 million or $0.23 basic and diluted and $0.43 basic and $0.42 diluted earnings per share for the same periods in 2009, respectively.

•
Operating earnings(1) of $21.2 million and $37.4 million, or $0.30 and $0.53 basic and diluted operating earnings per share for the three and six months ended June 30, 2010 compared to $14.1 million and $30.8 million or $0.20 and $0.45 basic and $0.44 diluted operating earnings per share in the same periods in 2009(1)

•	Gross premiums written of $662.2 million in 2010 as compared to $574.9 million in 2009.

•	Net premiums earned of $547.7 million in 2010 as compared to $433.9 million in 2009.

•
Underwriting income of $13.7 million and $23.6 million and combined ratios of 96.3% and 96.7%  for the three and six months ended June 30, 2010 compared to $10.4 and $21.4 million and combined ratios of 96.4% and 95.9%, respectively for the same periods in 2009(1)

•	Net investment income of $36.5 million

2010 Consolidated Financial Condition

•	Annualized operating return on equity of 10.8% for the six months ended June 30, 2010 as compared to 11.1% for the same period in 2009(1)

•	Common shareholders' equity of $724.8 million; book value per common share of $10.31

•	Total investments of $1.6 billion; fixed maturities and short-term securities comprise 99.7% of total investments, of which 61.4% have a credit rating of AAA and an overall average credit rating of AA

•	Total assets of $2.8 billion

•	Reserve for losses and loss expenses of $1.08 billion

•	Total debt of $215.2 million and a debt to total capitalization ratio of 22.9%

(1)
Operating earnings, operating earnings per share, underwriting income, combined ratio and book value per share are non-GAAP financial measures. Sec "Non-GAAP Financial Measures" for additional information and a reconciliation to the nearest GAAP financial measure (net income).

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

Operating Earnings and Operating Earnings per Share:  In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance.  Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable, realized investment gains or losses, foreign exchange gain or loss, the amortization of intangible assets, deferred tax expenses and in 2010, transaction expenses related to the IIS Acquisition.  We exclude net realized investment gains or losses and foreign exchange gain or loss as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortizations of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Millions)
Net income	$18.6	$16.3	$32.2	$29.4
Add (subtract):
Net realized and unrealized investment (gains) losses	(0.5)	(1.5)	(0.9)	0.4
Amortization of intangible assets	1.4	1.7	2.9	3.2
IIS transaction expenses	1.0	–	1.0	–
Foreign exchange and other (gains) losses	0.4	(2.4)	1.6	(2.2)
Deferred tax expense	0.3	–	0.6	–

Operating earnings	$21.2	$14.1	$37.4	$30.8
Operating earnings per common share:
Basic operating earnings per share	$0.30	$0.20	$0.53	$0.45
Diluted operating earnings per share	$0.30	$0.20	$0.53	$0.44

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

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (realized gains or losses on investments, foreign exchange gain and other (gains) losses, amortization of intangibles, and amortization of intangible assets) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Given the current interest rate environment this target may take somewhat longer to achieve. Operating ROE for the three and six months ended June 30, 2010 and 2009 is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Millions)
Operating earnings	$21.2	$14.1	$37.4	$30.8

Opening shareholders’ equity	$710.0	$547.4	$676.6	$509.8
Ending shareholders’ equity	$724.8	$605.4	$724.8	$605.4
Average shareholders’ equity	$717.4	$576.4	$700.7	$557.6

Operating return on equity	3.0%	2.4%	5.3%	5.5%
Annualized operating return on equity	11.9%	9.6%	10.8%	11.1%

Book Value per Share: Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company's book value per share ultimately translates into growth in the Company's stock price. Book value per share is calculated using common shareholders' equity divided by the number of common shares outstanding. Book value per share is impacted by the Company's net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio.  Book value per share as of June 30, 2010 and December 31, 2009 is computed as follows:

	June 30, 2010	December 31, 2009
	($ in Millions)

Ending shareholders’ equity	$724.8	$676.5

Common shares outstanding	70,292,101	70,291,289

Book value per share	$10.31	$9.62

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

Expenses

Our expenses consist largely of net losses and loss expenses, commissions and other acquisition costs, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net losses and loss expenses incurred are comprised of three main components;

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

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased share-based compensation expense, increased rent expense for our offices and increased professional fees. As the Company continues to expand and diversify in 2010, particularly through the ACAC Transaction, the pending IIS Acquisition and other initiatives across both its US and Bermuda platforms, we expect this trend to continue.

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by Management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company's Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company's accounting policies.  For a detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.  There were no material changes in the application of our critical accounting estimates subsequent to that report. However, the Company is amending its disclosure with regard to Fair Value of Financial Instruments to include the following:

•
For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. To date we have only included U.S. government fixed maturity investments as Level 1. The Company receives the quoted market prices from a third party, nationally recognized pricing service (“Pricing Service”). When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Pricing Service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. The Pricing Service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the Pricing Service uses model processes, such as the Option Adjusted Spread model to assess interest rate impact and develop prepayment scenarios. The market inputs that the Pricing Service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

•
The Company typically utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 96% of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy. As of June 30, 2010 and December 31, 2009, we have not adjusted any prices provided by the Pricing Service.

•
The Company will challenge any prices for its investments that are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of June 30, 2010 and December 31, 2009, only one security valued using the market approach at approximately $8.5 million and $7.9 million, respectively, was priced using a quotation from a broker as opposed to the Pricing Service.  As of June 30, 2010 we have not adjusted any pricing provided by the broker-dealers based on the review performed by our investment managers.

•
To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of June 30, 2010 and December 31, 2009.

Results of Operations

Net Income

Net income for the three months ended June 30, 2010 was $18.6 million compared to net income of $16.3 million for the same period in 2009.  Net income for the six months ended June 30, 2010 was $32.2 million compared to net income of $29.4 million for the same period in 2009.

The improvement in net income for the three months ended June 30, 2010 as compared to the same period in 2009 was principally the result of increased investment income as the Company's invested asset base continued to increase in 2010 compared to 2009. In addition, underwriting income improved as a result of the Company's continuing growth and a marginally lower combined ratio.  Certain non-recurring expenses totaling $1.0 million related to the IIS Transaction offset these improvements.

The improvement in net income for the six months ended June 30, 2010 as compared to the same period in 2009 was principally the result of increased investment income as the Company's invested asset base continued to increase in 2010 compared to 2009. In addition, underwriting income improved as a result of the Company's continuing growth despite a marginally higher combined ratio. These improvements were partially offset by higher operating expenses, particularly as a result of the non-recurring expenses associated with the IIS Transaction, higher interest expense from the TRUPS Offering, a foreign exchange loss, and deferred tax expenses.

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Millions)
Gross premiums written	$334.8	$238.4	$662.2	$574.9

Net premiums written	$313.1	$238.4	$624.3	$574.9

Net earned premium	$283.8	$223.8	$547.7	$433.9
Loss and loss adjustment expenses	(175.4)	(151.0)	(345.6)	(297.3)
Commissions and other acquisition expenses	(88.4)	(57.6)	(165.9)	(104.3)
General and administrative expenses	(6.3)	(4.8)	(12.6)	(10.9)
Total underwriting income	13.7	10.4	23.6	21.4
Other operating expenses	(3.2)	(2.3)	(5.4)	(3.8)
Net investment income	18.9	15.1	36.5	29.4
Net realized investment gains (losses)	0.5	1.5	0.8	(0.4)
Amortization of intangible assets	(1.5)	(1.7)	(2.9)	(3.2)
Foreign exchange (loss) gain	(0.4)	2.4	(1.6)	2.3
Junior subordinated debt interest expense	(9.1)	(9.1)	(18.2)	(16.2)
Deferred tax expense	(0.3)	–	(0.6)	–
Net income	$18.6	$16.3	$32.2	$29.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Selected Consolidated Ratios:
Loss and loss expense ratio	61.8%	67.5%	63.1%	68.5%
Acquisition cost ratio	31.2%	25.7%	30.3%	24.0%
General and administrative expense ratio	3.3%	3.2%	3.3%	3.4%
Expense ratio	34.5%	28.9%	33.5%	27.4%
Combined ratio	96.3%	96.4%	96.7%	95.9%

Comparison of Three and Six Months Ended June 30, 2010 and 2009

Premiums.  We evaluate our business by segment.  The ACAC Quota Share segment commenced in March 2010.  As premiums associated with the ACAC Quota Share continue to increase during 2010, the mix of business among the segments will continue to shift and become more diverse, reducing the percentage of premiums and losses from the Diversified Reinsurance and AmTrust Quota Share segments.  The following tables detail the mix of our business on both a net premiums written and net premiums earned basis for the three and six months ended June 30, 2010 and 2009:

	Net Premiums Written		Net Premiums Earned
	Three Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Diversified Reinsurance	43.7%	62.3%	57.0%	60.9%
AmTrust Quota Share	34.9%	37.7%	35.8%	39.1%
ACAC Quota Share	21.4%	–%	7.2%	–%

Total	100.0%	100.0%	100.0%	100.0%

	Net Premiums Written		Net Premiums Earned
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Diversified Reinsurance	48.8%	69.5%	57.1%	58.5%
AmTrust Quota Share	36.9%	30.5%	38.8%	41.5%
ACAC Quota Share	14.3%	–%	4.1%	–%

Total	100.0%	100.0%	100.0%	100.0%

Net Premiums Written.  Net premiums written increased by $74.7 million or 31.3% for the three months ended June 30, 2010 as compared to the same period in 2009 and increased $49.4 million or 8.6% for the six months ended June 30, 2010 as compared to the same period in 2009. The increase in net premiums written in the respective periods was primarily the result of the following:

•
Commencement of the ACAC Quota Share on March 1, 2010. Premiums associated with this segment totaled $67.2 million and $89.0 million for the three and six months ended June 30, 2010, accounting for the majority of the net increase in premiums.

•
Continuing strong growth in our AmTrust Quota Share segment.  The AmTrust Quota Share segment increased by $19.3 million or 21.5% in the three months ended June 30, 2010 as compared to the same period in 2009, and $55.5 million or 31.7% in the six months ended June 30, 2010 as compared to the same period in 2009.  Both increases are the result of significant growth in the Specialty Risk and Extended Warranty line, which was supplemented by more modest growth in that segment's Small Commercial and Specialty Program lines of business.

•
A decrease in premium written in the Diversified Reinsurance Agreement.  The Company did not renew certain large accounts as part of its disciplined underwriting practice and as a result, premiums written decreased by $11.8 million or 8.0% and $95.1 million or 23.8% for the three and six months ended June 30, 2010 as compared to the same periods in 2009, respectively.

Net Premiums Earned.  Net premiums earned increased by $60.0 million or 26.8% for the three months ended June 30, 2010 as compared to the same period in 2009 and increased $113.8 million or 26.2% for the six months ended June 30, 2010 as compared to the same period in 2009.

The increase was attributable to the ongoing growth of the AmTrust Quota Share segment combined with the continued increase in earned premiums of the Diversified Reinsurance segment compared to 2009.  In the Diversified Reinsurance segments, the impact of the unearned premium assumed from the GMAC Acquisition which was acquired net of acquisition costs, still represented a significant portion of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability from period to period.

Net Investment Income.  Net investment income increase by $3.8 million or 24.9% and $7.1 million or 24.1% for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. Average invested assets for the periods were approximately $2.0 and $2.0 billion compared to $1.8 and $1.8 billion and the average yields were approximately 3.8% and 3.6% compared to 3.3% and 2.6%.  Continued growth in the overall book of business combined with positive cash flow from operations over the last twelve months contributed to the growth in invested assets. Further, the Company has continued to deploy the cash obtained through the GMAC Acquisition and also from the proceeds from the TRUPS Offering.

Net Realized Investment (Losses) Gains.  Net realized gains on investments were $0.5 and $0.8 million for the three and six months ended June 30, 2010, compared to net realized gains of $1.5 million and net realized losses of $0.4 million for the three and six months ended June 30, 2009, respectively.

These can be further analyzed as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	$ in millions
Realized gains (losses) on available-for-sale securities	$3.8	$1.5	$4.1	$(0.4)
Realized loss from trading securities	(0.6)	–	(0.6)	–
Unrealized loss from investment sold but not yet purchased	(2.7)	–	(2.7)	–
Total	$0.5	$1.5	$0.8	$(0.4)

During the second quarter of 2010, the Company commenced designating upon acquisition, certain US Treasury bonds as trading for the purpose of augmenting where possible investment returns. In addition the Company has sold but not yet purchased a US Treasury bond resulting in unrealized loss of $2.7 million which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of income. Please refer to Liquidity and Capital Resources for additional information on the Company’s investments.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased by $24.3 million or 16.1% and $48.3 million or 16.2% for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively.  The Company’s loss ratio decreased to 61.8% and 63.1% for the three and six months ended June 30, 2010 compared to 67.5% and 68.5% for the same periods in 2009.  As of June 30, 2009, the Company’s earned premium in the Diversified Reinsurance segment from the GMAC Acquisition had not yet completed its first full year and was still increasing and thus comparability is affected.  Accordingly, the 2010 ratios more accurately reflect recurring loss ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $30.7 million or 53.2% and $61.6 million or 59.1% for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. This increase was primarily due to the increase in Commission and Other Acquisition Expenses associated with the Diversified Reinsurance segment, which was driven by the following: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs; 3) the Diversified Reinsurance segment's mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio; and 4) increased commissions accruals on the 2009 and 2010 underwriting years due to lower loss ratios. In addition, growth in the AmTrust Quota Share segment and the commencement of the ACAC Quota Share segment contributed to the increases as well. As a result, the acquisition cost ratio increased to 31.2% and 30.3% for the three and six months ended June 30, 2010 as compared to 25.7% and 24.0% for the same periods in 2009, respectively. The 2010 ratios more accurately reflect recurring acquisition ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

General and Administrative Expenses.  Other operating expenses include general and administrative expenses which are segregated for analytical purposes as a component of underwriting income.  Other operating expenses consist of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Millions)

General and administrative expenses – segment	$6.3	$4.8	$12.6	$10.9
Other operating expenses – corporate	3.2	2.3	5.4	3.8
Total	$9.5	$7.1	$18.0	$14.7
General and administrative expense ratio	3.3%	3.2%	3.3%	3.4%

The increase in other operating expenses reflects the overall growth of the Company over the last twelve months, including increases in headcount, professional services, information technology and other related infrastructure costs.  In 2010, other operating expenses include $1.0 million of non-recurring expenses incurred to date as a result of the IIS Transaction.  Excluding these non-recurring expenses, the Company's general and administrative expense ratio, which is a measure of its efficiency, decreased to 3.0% and 3.1 % for the three and six months ended June 30, 2010 compared to 3.3% and 3.4% in the same periods in 2009, respectively.

Junior Subordinated Debt Interest Expense.  The TRUPS Offering was completed in January 2009 and the interest expense was $9.1 million in the three months ended June 30, 2010 and 2009, and $18.2 million and $16.2 million in the six months ended June 30, 2010 and 2009.

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

Diversified Reinsurance Segment

Underwriting income decreased slightly in the three and six months ended June 30, 2010 as compared to the same period in 2009. This was primarily due to a slightly higher combined ratio in both periods, which increased to 94.7% in the three months ended June 30, 2010 as compared to 93.7% for the same period in 2009, and 95.6% in the six months ended June 30, 2010 as compared to 94.0% for the same period in 2009.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Millions)
Net premiums written	$136.7	$148.6	$304.6	$399.7

Net premiums earned	161.8	136.2	313.0	253.9
Net losses and loss expenses	(99.2)	(94.6)	(198.6)	(183.6)
Commissions and other acquisition expenses	(48.4)	(29.0)	(88.9)	(45.2)
General and administrative expenses	(5.7)	(4.0)	(11.6)	(9.8)
Underwriting income	$8.5	$8.6	$13.9	$15.3

Loss and loss expense ratio	61.3%	69.4%	63.5%	72.3%
Acquisition cost ratio	29.9%	21.3%	28.4%	17.8%
General and administrative expense ratio	3.5%	3.0%	3.7%	3.9%
Expense ratio	33.4%	24.3%	32.1%	21.7%
Combined ratio	94.7%	93.7%	95.6%	94.0%

Premiums.  Net premiums written decreased by $11.9 million, or 8.0% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The table below details net premiums written by line of business in this segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$36.3	$25.5	$10.8	42.4%
Casualty	91.8	105.3	(13.5)	(12.8)%
Accident and Health	8.6	17.8	(9.2)	(51.7)%

Total Diversified Reinsurance	$136.7	$148.6	$(11.9)	(8.0)%

The Company continued to maintain its disciplined underwriting approach in the face of continuing competitive market conditions during the three months ended June 30, 2010. In addition, the Company did not renew certain Casualty and Accident and Health accounts that were either underperforming or did not meet the Company’s pricing requirements relative to the exposures reinsured.  These factors contributed to the decrease in net premium written in the three months ended June 30, 2010 as compared to the same period in 2009.

Net premiums written decreased by $95.1 million, or 23.8% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The table below details net premiums written by line of business in this segment for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$94.3	$77.0	$17.3	22.6%
Casualty	184.0	255.3	(71.3)	(27.9)%
Accident and Health	26.3	67.4	(41.1)	(61.0)%

Total Diversified Reinsurance	$304.6	$399.7	$(95.1)	(23.8)%

Consistent with its disciplined underwriting approach, the Company did not renew certain large Casualty accounts that did not meet its pricing requirements. Due to the nature of certain of these non-renewals, the Company does not anticipate similar non-renewals during the remainder of 2010. In addition, the Company did renew more than 85% of its accounts at its January 1 renewal in this segment. Finally, the Company did not renew certain underperforming Accident and Health accounts as well. These factors contributed to the decrease in net premium written in the six months ended June 30, 2010 as compared to the same period in 2009.

Net premium earned increased by $25.6 million, or 18.8% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  The table below details net premiums earned by line of business in this segment for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$47.6	$39.6	$8.0	20.2%
Casualty	95.8	71.3	24.5	34.3%
Accident and Health	18.4	25.3	(6.9)	(27.3)%

Total Diversified Reinsurance	$161.8	$136.2	$25.6	18.8%

Despite the decrease in net premiums written, earned premiums increased in 2010 as compared to 2009 due to the ongoing implementation of the GMAC Acquisition in 2009, which were assumed net of acquisition costs and which had not yet completed its first full year of operations.  These premiums represented a significant portion of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability from period to period with 2010.

Net premium earned increased by $59.1 million, or 23.3% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  The table below details net premiums earned by line of business in this segment for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$89.3	$65.6	$23.7	36.2%
Casualty	184.1	137.7	46.4	33.7%
Accident and Health	39.6	50.6	(11.0)	(21.7)%

Total Diversified Reinsurance	$313.0	$253.9	$59.1	23.3%

Despite the decrease in net premiums written, earned premiums increased in 2010 as compared to 2009 due to the ongoing implementation of the GMAC Acquisition in 2009, which were assumed net of acquisition costs and which had not yet completed its first full year of operations.  These premiums represented a significant portion of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability from period to period with 2010.

Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased by $4.6 million or 4.9% and $15.1 million or 8.2% for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. The segments loss ratio decreased to 61.3% and 63.5% for the three and six months ended June 30, 2010 compared to 69.4% and 72.3% for the same periods in 2009. Earned premiums increased in 2010 as compared to 2009 due to the ongoing implementation of the GMAC Acquisition in 2009, as the unearned premiums associated with that transaction were assumed net of acquisition costs and which had not yet completed its first full year of operations.  These premiums represented the majority of the premium earned in 2009, which resulted in lower earned premium in that period and thus produced higher loss ratios during 2009. The 2010 ratios more accurately reflect recurring loss ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

In connection with the GMAC Acquisition, Maiden Bermuda entered in a loss portfolio transfer agreement with Motors whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the GMAC RE business ($755.6 million at October 31, 2008). The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008.These losses are treated as retroactive reinsurance under applicable GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred.

The Company amortized gains in this segment as a reduction of losses incurred of $7.1 and $8.8 million for the three and six months ended June 30, 2010 as compared to $3.4 and $5.8 million, in the same periods in 2009, respectively.  The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $32.6 million through June 30, 2010 as compared to $18.2 million through December 31, 2009. The remaining unamortized deferred gain recorded as an addition to the Company’s loss reserves are $11.4 million as of June 30, 2010 as compared to $5.7 million as of December 31, 2009.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $19.5 million or 67.3% and $43.8 million or 96.9% for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. This increase was primarily due to the increase in Commission and Other Acquisition Expenses associated with the Diversified Reinsurance segment, which was driven by the following: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs and thus acquisition costs in 2009 were reduced; and 3) the segments mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio.  As a result, the acquisition cost ratio increased to 29.9% and 28.4% for the three and six months ended June 30, 2010 as compared to 21.3% and 17.8% for the same periods in 2009, respectively. The 2010 ratios more accurately reflect recurring acquisition ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

General and Administrative Expenses.  General and administrative expenses increased by $1.6 million or 40.0% and $1.8 million or 18.3%, for the three and six months ended June 30, 2010 compared to same period in 2009, respectively. The general and administrative expense ratio was 3.5% and 3.7% for the three and six months ended June 30, 2010 compared to 3.0% and 3.9% in the same periods in 2009, respectively. The overall expense ratio (including acquisition costs) was 33.4% and 32.1% for the three and six months ended June 30, 2010 compared to 24.3% and 21.7% in the same periods in 2009, respectively.  The increase in the ratio is due to the factors cited under Commissions and Other Acquisition Expenses.

AmTrust Quota Share Segment

Underwriting income improved significantly in the three and six months ended June 30, 2010 as compared to the same period in 2009, due to ongoing premium growth in the segment combined with a lower combined ratio, the result of improved loss ratios. The combined ratio for the segment was 95.5% in the three months ended June 30, 2010 as compared to 98.0% for the same period in 2009, and 95.7% in the six months ended June 30, 2010 as compared to 96.6% for the same period in 2009.  The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share segment for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	($ in Millions)
Net premiums written	$109.1	$89.8	$230.7	$175.2

Net premiums earned	$101.7	$87.6	$212.3	$180.1
Net losses and loss expenses	(63.4)	(56.5)	(133.0)	(113.8)
Commissions and other acquisition expenses	(33.1)	(28.7)	(69.2)	(59.1)
General and administrative expenses	(0.6)	(0.7)	(1.1)	(1.1)
Underwriting income	$4.6	$1.7	$9.0	$6.1

Net loss and loss expense ratio	62.4%	64.4%	62.6%	63.2%
Acquisition cost ratio	32.5%	32.8%	32.6%	32.8%
General and administrative expense ratio	0.6%	0.8%	0.5%	0.6%
Expense ratio	33.1%	33.6%	33.1%	33.4%
Combined ratio	95.5%	98.0%	95.7%	96.6%

Premiums Written.  Net premiums written increased by $19.3 million or 21.5% for the six months ended June 30, 2010 as compared to the same period in 2009.  The increase in net premiums written was primarily due to a substantial increase in the Specialty Risk and Extended Warranty line of business, where AmTrust continues expand, particularly internationally. The table below details components of net premiums written for the three months ended June 30, 2010 as compared to the same period in 2009:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$44.9	$45.9	$(1.0)	(2.3)%
Specialty Program Business	20.8	12.8	8.0	62.5%
Specialty Risk and Extended Warranty	43.4	31.1	12.3	39.5%

Total AmTrust Quota Share	$109.1	$89.8	$19.3	21.5%

Net premiums written increased by $55.5 million or 31.7% for the six months ended June 30, 2010 as compared to the same period in 2009.  The table below details components of net premiums written for the six months ended June 30, 2010 as compared to the same period in 2009:

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$103.8	$98.9	$4.9	5.0%
Specialty Program Business	30.9	22.0	8.9	40.5%
Specialty Risk and Extended Warranty	96.0	54.3	41.7	76.8%

Total AmTrust Quota Share	$230.7	$175.2	$55.5	31.7%

Premiums Earned.  Net premiums earned increased by $14.1 million or 16.0% for the three months ended June 30, 2010 as compared to the same period in 2009.  The increase in net premiums earned was primarily due to a substantial increase in the Specialty Risk and Extended Warranty line of business, where AmTrust continues to expand, particularly internationally. The table below details components of net premiums earned for the three months ended June 30, 2010 as compared to the same period in 2009:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$56.2	$52.1	$4.1	7.8%
Specialty Program Business	16.7	13.1	3.6	27.6%
Specialty Risk and Extended Warranty	28.8	22.4	6.4	28.4%

Total AmTrust Quota Share	$101.7	$87.6	$14.1	16.0%

Net premiums earned increased by $32.2 million or 17.9% for the six months ended June 30, 2010 as compared to the same period in 2009.  The table below details components of net premiums earned for the six months ended June 30, 2010 as compared to the same period in 2009:

	Six Months Ended June 30, 2010
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$108.1	$106.8	$1.3	1.2%
Specialty Program Business	31.5	26.4	5.1	19.1%
Specialty Risk and Extended Warranty	72.7	46.9	25.8	55.1%

Total AmTrust Quota Share	$212.3	$180.1	$32.2	17.9%

Loss and Loss Adjustment Expenses.  Net losses and loss expenses increased by $6.9 million or 12.3% and $19.2 million and 16.9% for the three and six months ended June 30, 2010 as compared to the same periods in 2009, respectively.  The segments loss ratio decreased to 62.4% and 62.6% for the three and six months ended June 30, 2010 compared to 64.4% and 63.2% for the same periods in 2009.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $4.4 million or 15.2% and $10.1 million or 17.1% for the three and six months ended June 30, 2010 compared to the same periods in 2009, respectively. The increase in commissions and other acquisition expenses is consistent with the increase in earned premiums.

General and Administrative Expenses.  General and administrative expenses decreased by $0.1 million for the three months ended June 30, 2010 compared to the same period in 2009.  These expenses were largely unchanged for the six months ended June 30, 2010 as compared to the same period in 2009.

ACAC Quota Share Segment

This segment commenced on March 1, 2010. Please refer to the ACAC Transaction discussed previously.  For the three months ended June 30, 2010 and for the period from March 1 to June 30, 2010, the combined ratio was 96.8%, consisting of a loss ratio of 62.5% and an expense ratio of 34.3%.

	For the Three Months Ended June 30,		For the period March 1, to June 30,
	2010	2009	2010	2009
	($ in Millions)
Net premiums written	$67.2	$–	$89.0	$–

Net premiums earned	$20.4	$–	$22.4	$–
Net losses and loss expenses	(12.7)	–	(14.0)	–
Commissions and other acquisition expenses	(7.0)	–	(7.7)	–
General and administrative expenses	–	–	–	–
Underwriting income	$0.7	$–	$0.7	$–

Net loss and loss expense ratio	62.5%	–%	62.5%	–%
Acquisition cost ratio	34.3%	–%	34.3%	–%
General and administrative expense ratio	–%	–%	–%	–%
Expense ratio	34.3%	–%	34.3%	–%
Combined ratio	96.8%	–%	96.8%	–%

Premiums.  The table below details components of net premiums written and earned for the period from March 1 to June 30, 2010:

	For the Three Months Ended June 30, 2010		For the period March 1 to June 30, 2010
	Written	Earned	Written	Earned
	($ in Millions)
Automobile liability	$38.5	$11.4	$51.0	$12.6
Automobile physical damage	28.7	8.9	38.0	9.8

Total ACAC Quota Share	$67.2	$20.3	$89.0	$22.4

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Bermuda Insurance Act of 1978. At June 30, 2010, the statutory capital and surplus of Maiden Bermuda was $607.0 million, and the amount of capital and surplus required to be maintained was $428.5 million. During 2010 and 2009, Maiden Bermuda paid no dividends to Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by their states of domicile, which are Missouri and North Carolina, respectively.  In addition, there are restrictions based on risk-based capital tests which are the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. During 2010 and 2009, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows from and (used) in operating, investing and financing activities for the six months ended June 30, 2010 and 2009 is as follows:

	June 30,
	2010	2009
	($ in Millions)
Operating activities	$72.5	$(38.6)
Investing activities	33.6	(67.9)
Financing activities	(33.6)	124.2
Effect of foreign exchange on cash	(0.8)	1.2
Total increase in cash and cash equivalents	$71.7	$18.9

Cash flows provided by operations for the six months ended June 30, 2010 were $72.5 million compared to cash flow used in operations of $38.6 million for the six months ended June 30, 2009. The increase in net premiums written offset by a slightly higher combined ratio accounted for the change in operating cash flow.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We generated $33.6 million in net cash from investing activities during the six months ended June 30, 2010 compared to using $67.9 million for the six months ended June 30, 2009.  During the second quarter of 2010, the Company sold certain mortgage-backed and floating rate securities with the intention of re-investing these proceeds in fixed maturity investments which would not only capture gains embedded in those securities but also enable the Company to reinvest these funds at higher yields. A number of these securities were sold in the latter stages of the second quarter, and as a result, had not yet been re-invested at the conclusion of the quarter, resulting in the decreased cash flow used by investing activities in 2010 as compared to 2009.

Cash flows used by financing activities were $33.6 million for the six months ended June 30, 2010 compared to $124.2 million provided by financing activities for the six months ended June 30, 2009. In 2010, cash flow used consisted of dividends paid of $9.1 million and the repayment of $24.4 million of the proceeds from the securities sold under agreements to repurchase, at contract value. Cash flows provided by financing activities for the six months ended June 30, 2009 were the TRUPS Offering (net of expenses) of $255.7 million, reduced by dividends paid of $7.7 million and the repayment of $123.8 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

At June 30, 2010, the Company has cash and cash equivalents (including restricted cash and cash equivalents) totaling $347.5 million, which was an increase from $180.4 million at March 31, 2010 and $252.3 million at December 31, 2009. The increase was due to a significant increase in cash flow from operations and investing activities in the three months ended June 30, 2010. This increase in cash and cash equivalents, which is considered temporary, may limit the continuing increases in investment income until these elevated levels of cash and cash equivalents are fully invested, particularly in light of the continuing low interest rate environment.

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

At this time, Maiden Bermuda uses trust accounts primarily to meet collateral requirements – cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden U.S. retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of June 30, 2010, certain of these liabilities and collateralized arrangements are  recorded in Maiden Bermuda while the remaining are recorded in Maiden US.

As of June 30, 2010, total trust account deposits were $1,320.2 million compared to $1,375.6 million as of December 31, 2009. The following table details additional information on the trust account deposits by segment and by underlying asset as of December 31, 2010 and 2009:

	June 30, 2010			December 31, 2009
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)
Maiden US	$34.6	$430.8	$465.4	$38.6	$258.9	$297.5
Maiden Bermuda	81.5	470.5	552.0	94.8	776.3	871.1
Total Diversified Reinsurance Segment	116.1	901.3	1,017.4	133.4	1,035.2	1,168.6
Maiden Bermuda	52.3	250.5	302.8	11.5	195.5	207.0
Total AmTrust Quota Share Segment	52.3	250.5	302.8	11.5	195.5	207.0
Total	$168.4	$1,151.8	$1,320.2	$144.9	$1,230.7	$1,375.6

As part of the AmTrust Quota Share, Maiden Bermuda has also loaned funds totaling $168.0 million as of June 30, 2010 and December 31, 2009, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $23.2 million and $19.6 million as of June 30, 2010 and December 31, 2009, respectively.

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

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. The table below shows the aggregate amounts of our invested assets at fair value at June 30, 2010 and December 31, 2009:

June 30, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. Treasury bonds	$58.4	$1.0	$(0.0)	$59.4
U.S. Agency bonds – mortgage and asset-backed	707.2	26.3	(0.6)	732.9
U.S. Agency bonds – other	153.0	2.7	–	155.7
Corporate fixed maturities	636.5	46.4	(19.1)	663.8
Municipal bonds	21.2	0.9	–	22.1
Total available for sale fixed maturities	1,576.3	77.3	(19.7)	1,633.9
Other investments	5.8	–	(0.1)	5.7
Total investments	$1,582.1	$77.3	$(19.8)	$1,639.6

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. Treasury bonds	$39.3	$0.2	$(0.3)	$39.2
U.S. Agency bonds – mortgage and asset-backed	779.4	17.5	(2.3)	794.6
U.S. Agency bonds – other	217.2	4.8	(0.5)	221.5
Corporate fixed maturities	564.8	38.0	(20.1)	582.7
Municipal bonds	22.7	1.0	–	23.7
Total available for sale fixed maturities	1,623.4	61.5	(23.2)	1,661.7
Other investments	5.7	–	(0.1)	5.6
Total investments	$1,629.1	$61.5	$(23.3)	$1,667.3

Despite the growth in premium and significant improvement in cash flow from operations in 2010 as compared to 2009, total investments in fixed maturities were relatively unchanged at June 30, 2010 as compared to 2009. As noted in the section on Liquidity and Cash Flow, the Company experienced a significant increase in cash flow from operations and investing activities in the three and six months ended June 30, 2010 as compared to the same periods in 2009, respectively, but had not as yet fully invested this cash flow in fixed maturity investments. This increase in cash and cash and equivalents, which is considered temporary, may limit the continuing increases in investment income until these elevated levels of cash and cash equivalents are fully invested.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010 are classified as trading for the purpose of augmenting where possible investment returns. As of June 30, 2010, the Company maintained one open position in a U.S. treasury bond sold but not yet purchased valued at $52.3 million which to date has resulted in an unrealized loss of $2.7 million which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statements of income.

The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2010 and December 31, 2009 by the amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$–	$–	$3.3	$(0)	$3.3	$(0)
U.S. agency bonds – mortgage and asset - backed	56.5	(0.6)	–	–	56.5	(0.6)
U.S. agency bonds – other	6.0	(0)	–	–	6.0	(0)
Corporate fixed maturities	47.6	(1.8)	176.7	(17.3)	224.3	(19.1)
Total available for sale fixed maturities	$110.1	$(2.4)	$180.0	$(17.3)	$290.1	$(19.7)
Other investments	$–	$–	$4.9	$(0.1)	$4.7	$(0.1)
Total	$110.1	$(2.4)	$184.9	$(17.4)	$295.0	$(19.8)

As of June 30, 2010, there were approximately 34 securities in an unrealized loss position with a fair value of $295.0 million and unrealized losses of $19.8 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $184.9 million and unrealized losses of $17.4 million.

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$8.6	$(0.3)	$–	$–	$8.6	$(0.3)
U.S. agency bonds – mortgage and asset - backed	235.0	(2.3)	0.7	–	235.7	(2.3)
U.S. agency bonds – other	59.5	(0.5)	–	–	59.5	(0.5)
Corporate fixed maturities	11.7	(0.6)	193.7	(19.5)	205.4	(20.1)
Total available for sale fixed maturities	$314.8	$(3.7)	$194.4	$(19.5)	$509.2	$(23.2)
Other investments	$–	$–	$4.9	$(0.1)	$4.9	$(0.1)
Total	$314.8	$(3.7)	$199.3	$(19.6)	$514.1	$(23.3)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514.1 million and unrealized losses of $23.3 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199.3 million and unrealized losses of $19.6 million.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment maturity distribution of our fixed income portfolio (on a fair value basis) as of June 30, 2010 and December 31, 2009 was as follows:

	June 30, 2010		December 31, 2009
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$144.0	8.8%	$159.4	9.6%
Due after one year through five years	184.6	11.3%	222.4	13.4%
Due after five years through ten years	493.0	30.1%	366.7	22.1%
Due after ten years	79.4	4.9%	118.6	7.1%
U.S. agency bonds - mortgage-backed securities	732.9	44.9%	794.6	47.8%
Total	$1,633.9	100.0%	$1,661.7	100.0%

As of June 30, 2010 and December 31, 2009, more than 99% of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

Ratings as of June 30, 2010	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$58.4	$59.4	3.6%
AAA U.S. agency bonds – mortgage backed securities	707.1	732.9	44.9%
AAA	204.7	210.9	12.9%
AA+, AA, AA-	67.4	73.7	4.5%
A+, A, A-	307.8	307.3	18.8%
BBB+, BBB, BBB-	224.8	243.7	14.9%
B or lower	6.1	6.0	0.4%
Total	$1,576.3	$1,633.9	100.0%

Ratings as of December 31, 2009	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$39.3	$39.2	2.4%
AAA U.S. agency bonds – mortgage backed securities	779.4	796.6	47.8%
AAA	265.6	272.2	16.5%
AA+, AA, AA-	51.6	57.4	3.4%
A+, A, A-	290.0	285.4	17.2%
BBB+, BBB, BBB-	187.6	201.4	12.1%
B or lower	9.9	9.5	0.6%
Total	$1,623.4	$1,661.7	100.0%

The Company holds no asset-backed securities or sovereign securities of foreign governments. The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at June 30, 2010 and December 31, 2009 are provided below:

	June 30, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – Fixed Rate	$327.1	36.8%	$333.1	32.8%
FNMA – Fixed Rate	166.7	18.8%	125.5	12.3%
FNMA – Variable Rate	93.4	10.5%	135.7	13.4%
FHLMC – Fixed Rate	143.5	16.1%	200.3	19.7%
FHLMC – Variable Rate	2.2	0.3%	–	–%
Total agency RMBS	732.9	82.5%	794.6	78.2%
Non-agency RMBS	–	–%	–	–%
Total RMBS	732.9	82.5%	794.6	78.2%
Commercial mortgage-backed	–	–%	–	–%
Total mortgage-backed securities	732.9	82.5%	794.6	78.2%
Non-MBS fixed rate Agency securities	155.7	17.5%	221.5	21.8%
Total US Agency bonds	$888.6	100.0%	$1,016.1	100.0%

The Company has also increased its holdings of corporate securities in 2010 and 2009 to take advantage of various investment opportunities in this asset class. As of June 30, 2010 and December 31, 2009, 36.4% and 46.8% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)
Corporate Securities
Financial Institutions	$481.7	72.6%	$430.4	73.9%
Industrials	132.3	19.9%	108.6	18.6%
Utilities/Other	49.8	7.5%	43.7	7.5%
Total Corporate Securities	$663.8	100.0%	$582.7	100.0%

As of June 30, 2010 and December 31, 2009, the Company has no fixed income investments that are guaranteed by third parties.  The Company also has no direct exposure to third party guarantors as of June 30, 2010 or December 31, 2009.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. As of June 30, 2010, our financial strength rating from A.M. Best was A-.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	($ in Millions)
Reinsurance balances receivable	$271.2	$208.5
Prepaid reinsurance	31.8	28.8
Deferred acquisition costs	196.9	173.0
Reserve for loss and loss adjustment expenses	(1,077.1)	(1,006.3)
Unearned premiums	(664.7)	(583.5)

The increase in reinsurance balances receivable and unearned premium reflects the growth in net premiums written in the AmTrust and ACAC Quota Shares in the first six months of 2010.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	($ in Millions)
Junior subordinated debt	$215.2	$215.1
Shareholders’ equity	724.8	676.5
Total capital resources	$940.0	$891.6
Ratio of debt to total capitalization	22.9%	24.1%

As of June 30, 2010, our shareholders’ equity was $724.8 million, a 7.1% increase compared to $676.5 million as of December 31, 2009. The increase was due primarily to net income for the six months ended June 30, 2010 of $32.2 million and unrealized gains on investments of $24.7 million offset by dividends declared of $9.1 million.

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

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At June 30, 2010, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $44.8 million. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Currency and Foreign Exchange

The Company’s reporting currency is the U.S. dollar. The Company has exposure to foreign currency risk as certain portions of the Diversified Reinsurance and AmTrust Quota Share segment, including underwriting reinsurance exposures, collecting premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposure is to the British pound. The Company may, from time to time, experience losses resulting from fluctuations in the values of foreign currencies, which could have an effect on the Company’s results of operations.  During 2010, foreign exchange markets have experienced elevated levels of volatility due to ongoing and deepening structural governmental deficits in many countries around the world, which may continue in the near term based on consensus economic outlooks.

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

Net foreign exchange losses amounted to $0.4 and $1.6 million during the three and six months ended June 30, 2010 compared to gains of $2.4 and $2.2 million during the same periods in 2009, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Item 1, Note 2 to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2010, we had fixed maturity securities with a fair value of $1,633.9 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of June 30, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
		($ in Millions)
200 basis point increase	$1,531.7	$(102.2)	-14.1%
100 basis point increase	1,586.4	(47.5)	-6.6%
No change	1,633.9	–	–%
100 basis point decrease	1,670.1	36.2	5.0%
200 basis point decrease	$1,695.0	$61.1	8.4%

The impact of a hypothetical change in interest rates on the $168 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, of a fluctuation of 100 and 200 basis points in LIBOR would be an increase or decrease in our earnings and cash flows of $1.7 million and $3.4 million, respectively, on an annual basis, depending on the direction of the change in LIBOR, but it would not increase or decrease the carrying value of the loan.

Credit Risk

In providing reinsurance, we will have premiums receivable subject to credit risk of the ceding company. The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company's clients at June 30, 2010 were $271.2 million, including balances currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Our credit risk results from our insureds’ potential inability to meet their premium obligations.

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

The U.S. dollar is our reporting currency and the functional currency of all of our operating subsidiaries. We enter into insurance and reinsurance contracts where the premiums receivable and losses payable are denominated in currencies other than the U.S. dollar. Assets in non-U.S. currencies are generally converted into U.S. dollars at the time of receipt. When we incur a liability in a non-U.S. currency, we carry such liability on our books in the original currency. These liabilities are converted from the non-U.S. currency to U.S. dollars at the time of payment. As a result, we have an exposure to foreign currency risk resulting from fluctuations in exchange rates.  During 2010, foreign exchange markets have experienced elevated levels of volatility due to ongoing and deepening structural governmental deficits in many countries around the world, which may continue in the near term based on consensus economic outlooks.

As of June 30, 2010, 0.5% of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar compared to 0.6% as of December 31, 2009. For the six months ended June 30, 2010 and 2009, approximately 12.0% and 8.6%, respectively, of our business written was denominated in currencies other than the U.S. dollar.

Our foreign exchange losses for the three and six months ended June 30, 2010 were $0.4 million and $1.6 million in 2010 compared to gains of $2.4 and $2.2 million for the same periods in 2009, respectively.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2010.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2010.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
(Registrant)

Date: August 9, 2010	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN MARSHALECK
John Marshaleck
Chief Financial Officer
(Principal Financial and Accounting Officer)