Form 10-K/A
period 2009-12-31
Maiden Holdings, Ltd.
filed 2010-10-15
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________.

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) in response to comments we received from the staff of the Securities and Exchange Commission (the “SEC”) in letters dated July 20, 2010 and  September 30, 2010.   Specifically, we are amending the disclosure contained in our “Compensation Discussion & Analysis” that was incorporated into Part III of the Original Filing by reference to our Proxy Statement for the 2010 Annual Meeting of Shareholders that we filed with the SEC on May 14, 2010 (the “2010 Proxy Statement”).

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are amending and restating “Item 11. Executive Compensation” of our Original Filing in its entirety, even though the amendments only affect our “Compensation Discussion & Analysis.” In addition, we are filing currently dated certifications by our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV.

Except as described above, no other amendments have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

MAIDEN HOLDINGS, LTD.

TABLE OF CONTENTS

PART III

Item 11. Executive Compensation	3

PART VI

Item 15. Exhibits, Financial Statement Schedules	16

Signatures	17

Exhibits

Ex-31.1: Section 302 Certification of CEO

Ex-31.2: Section 302 Certification of CFO

PART III

Item 11.   Executive Compensation

Information with respect to executive compensation included in the 2010 Proxy Statement and incorporated by reference into the Original Filing is hereby superseded and replaced by the below information. This information should be read in conjunction with the Original Filing and the 2010 Proxy Statement.

COMPENSATION DISCUSSION AND ANALYSIS

The material elements of our compensation philosophy, strategy and plans are discussed below. The Compensation Committee is responsible for establishing, implementing and monitoring our compensation programs, philosophy and objectives.

Overview

At this stage in our history, the objectives of our executive compensation policy will be to retain those executives whom we believe will be essential to our growth, to attract other talented and dedicated executives and to motivate each of our executives to develop our overall profitability. To achieve these goals, we intend to offer each executive an overall compensation package that is simple but competitive, and a substantial portion of which will be tied to the achievement of specific performance objectives. Our overall strategy is to compensate our named executive officers with a simple mix of cash compensation, in the form of base salary and bonus, and equity compensation, in the form of stock options and restricted share awards.

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC, which included the following components, the sum of which are referred to as the “GMAC Acquisition”:

•
GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE (which was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”));

•	GMAC Direct Insurance Company (which closed on December 23, 2008 and was subsequently renamed “Maiden Reinsurance Company”); and

•	Integon Specialty Insurance Company (which closed on September 1, 2009 and was subsequently renamed “Maiden Specialty Insurance Company”).

With the GMAC Acquisition, we hired Mr. Raschbaum as our President and Chief Executive Officer, Mr. Marshaleck, who now serves as Chief Financial Officer, and Ms. Schmitt, who serves as President of Maiden Reinsurance Company and Maiden Specialty Insurance Company.

The Company utilized Mercer, a compensation consultant, in 2009, to (1) assist our review of executive compensation, (2) research competitive long term incentive market data and provide recommendations for a long term plan, (3) provide competitive research data on chief executive officer pay, and (4) provide information on employee stock purchase plans. Compensation decisions, including those relating to the employment agreements to be offered to certain of our named executive officers, will be made by our Board of Directors upon the recommendation of the Compensation Committee. Mr. Raschbaum will be involved in making recommendations to the Board of Directors regarding the compensation arrangements for other executives. Mercer’s research directly assisted the Compensation Committee to determine fair compensation for the Chief Executive Officer.

We have entered into employment agreements with Messrs. Raschbaum, Marshaleck and Schmitt.

Executive Compensation

We believe that the Company’s compensation packages provide a reasonable arrangement of pay elements that align executive incentives with the creation of shareholder value, and bonuses and stock option awards that are dependent on, and strictly tied to, the Company’s performance and only paid upon the achievement of business goals and key business metrics.  Our executive compensation policy includes the following fixed and variable elements:

Fixed Compensation

Salary.  The base salaries provided to our named executive officers are designed to deliver an annual salary at a level consistent with individual experience, skills and contributions to the Company, and is consistent with levels paid by direct and indirect competitors in the reinsurance marketplace.  The Compensation Committee generally establishes executive officer base salaries at base compensation levels consistent with benchmark compensation levels for executives with similar job responsibilities at our peer group companies (ACE Group, Argo Group, Caitlin, Inc., Everest Reinsurance, General Reinsurance Corporation, Munich Re-America, Odyssey Reinsurance, Partner Reinsurance Company of the US, Platinum Underwriters Reinsurance, Inc., QBE, Reinsurance Group of America, SCOR Reinsurance Company, Swiss Reinsurance, Transatlantic Holdings, White Mountains Re Services and XL Reinsurance).  The annual base salary of each of the named executive officers except for Mr. Haveron is set in each of their employment agreements and is reviewed on an annual basis. The Compensation Committee determines the CEO’s compensation after consultation with each director on the Board as well as the Company’s outside compensation consultant, and reviews the recommendations of the CEO concerning the compensation of the other named executive officers and makes determinations with respect thereto.  In March 2010, at the recommendation of the CEO, the Compensation Committee raised Ms. Schmitt’s salary from $550,000 to $566,500, Mr. Haveron’s salary from $300,000 to $350,000, and chose to maintain the base salary of Messrs. Raschbaum and Marshaleck at $1,000,000 and $600,000, respectively.

Benefits. The Company seeks to provide benefit plans, such as health and welfare programs to provide life, 401(k), health and disability benefits to our employees, in line with applicable market conditions. These health and welfare plans help ensure that the Company has a productive and focused workforce through reliable and competitive health and other benefits. The named executive officers are eligible for the same benefit plans provided to all other employees.

The Company provides certain of our named executive officers with other benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain key employees. These benefits are specified in our named executive officers’ employment agreements.  Many of these benefits relate to those executives, such as Messrs. Raschbaum and Marshaleck, who reside and/or work in Bermuda and are typical of such benefits provided to expatriates in Bermuda. Examples of these benefits for Bermuda-based expatriates include housing and housing gross up allowances.  These benefits are described under “Summary Compensation Table” and “Employment Agreements” below.

Variable Compensation

Summary of Bonus Determinations.  At the beginning of each year, our Compensation Committee sets an aggregate target bonus pool for all employees for the upcoming year, which constitutes the sum of the individual bonuses at target performance for each employee.  Individual bonus targets for named executive officers are set by the Compensation Committee and reflect both the judgments of the Compensation Committee and industry benchmarking.  For the balance of eligible employees, these targets are established by management using similar benchmarking along with management judgment.  The Compensation Committee also sets targets for each of the key company performance metrics that will guide its determination of what percentage of the aggregate target bonus pool it will fund at the end of the year, which ranges from 0% of 200% of the aggregate target depending upon results.  The Compensation Committee retains discretion to adjust the performance metrics at the end of the year based on developments in the industry and at the Company.  After the year is completed, the Compensation Committee determines the aggregate size of the company bonus pool for the preceding year based on the Company’s performance, and then determines the manner in which the pool will be divided among the named executive officers and other employees, based on the methodology described below, which includes discretion to recognize subjective elements of individual performance and contributions.

Our bonus policy awards each named executive officer (except for the chief executive officer whose bonus is determined as described below) for his or her individual contribution to our profits for the fiscal year via our annual incentive pool (“AIP”).  The AIP targets are determined by the Compensation Committee and reward the achievement of certain objective measurable company-wide performance metrics, which the Compensation Committee maintains discretion to adjust.  We believe that the policy of paying a bonus helps us attract qualified employees and provides an additional incentive for them to join a company with a limited track record.

During 2009, each of the named executive officers in particular were instrumental in the integration of GMAC RE (acquired in November 2008) with and into the Company, as well as development and implementation of the business strategy and the establishment of an effective risk management framework for the combined Company.  In addition, the Company’s financial results in 2009 resulted in $61.06 million net income on gross premiums written of $1.05 billion in challenging market conditions, while substantially increasing in the Company’s book value per share from $8.70 to $9.62.  For these reasons, the Compensation Committee unanimously decided to award annual incentive grants to the named executive officers and all employees within the framework of the Company’s CEO annual incentive award and the AIP.

CEO annual incentive award.  The Compensation Committee determined that the CEO’s target bonus would be contingent on the achievement of objective and subjective standards weighted as follows:  65% of the annual incentive was based on the objective performance metrics established for the corporate AIP.  These performance metrics were achieved as described below.  The Compensation Committee determined that the Company’s performance supported the award of the full portion of the 65% of the CEO’s target bonus tied to objective standards.  The remaining 35% of the target bonus was based on a subjective standard via the Compensation Committee’s assessment of the CEO’s critical management and leadership accomplishments.  For 2009, the Committee considered the CEO’s effectiveness in developing and implementing:

1.      the Maiden business strategy;

2.      the integration of GMAC RE with and into the Company;

3.      an effective risk management framework for the Company;

4.      a Maiden leadership team; and

5.      working with the Board of Directors and the shareholders.

Based on the Committee’s review and discussion with the Company’s outside compensation consultant and internal parties (including the Chairman of the Board), the Committee unanimously agreed that the CEO’s performance supported the awarding of the remaining 35% of the CEO’s target bonus attributable to subjective factors.

To confirm its conclusions, the Committee requested and received a top level benchmarking analysis of CEO compensation from its outside compensation consultant, focusing in particular on other Bermuda reinsurance companies.  Such analysis concluded that Mr. Raschbaum’s compensation was within the range of cash compensation to similarly situated CEOs.  As a result of the foregoing, the Committee awarded Mr. Raschbaum an annual incentive award of 100% of his base salary, or $1,000,000.

Annual incentive pool.  The AIP is designed to reward our employees, including our non-CEO named executive officers, based on achieving targets in the four performance areas:

•	targeted return on equity

•	achievement of combined ratio objectives

•	growth in written premium, and

•	controlling expenses.

All of our employees are eligible to earn annual incentive compensation.  Our annual incentive compensation is paid in February or March for the prior year’s performance, and approval by the Compensation Committee is required.  An aggregate bonus pool target is established each year, based on the sum of all of the individual employee target bonus amounts.  Employee targeted bonus amounts are determined by the employee’s position and benchmarked with other reinsurance companies’ positions based on information from various independent annual surveys and services.

The actual amount of the annual incentive pool is determined by the Compensation Committee and was based in fiscal 2009 on achieving the following performance metrics:  return on equity (40% of the annual incentive calculation), combined ratio target (30%), revenue growth (20%) and operating expense targets (10%).  The Compensation Committee maintains discretion to modify the performance metrics based on developments in the industry, in the market and the Company during the year.  At a performance level of 75% of the target performance metrics, 50% of the targeted annual incentive pool would be awarded.  For performance levels below the 75% performance level, no annual incentive compensation would be paid.  For performance levels at 150% and above target performance, the annual incentive bonus pool would be capped at 200% of the targeted annual incentive pool.

Return on equity.  Return on equity (or ROE) as a measure of performance is highly correlated to market value and ultimately the creation of shareholder value.  As a measurement, it is a proxy for the relationship between net income and the book value of the Company.  The Board in consultation with the CEO establishes annual bonus target levels that are consistent with the objective of ultimately achieving a medium term goal of 15% annual ROE.  Recognizing the impact on ROE from both the current low yield investment environment and the significant increase in the Company’s book value, the Board of Directors chose to modify the ROE metric when deciding to fund the 2009 AIP.

Combined ratio.  Underwriting profit is a critical component of operating performance and the combined ratio reflects the margin by which insurance earned revenues exceed operating costs and reinsured losses.  The Company utilizes this metric to evaluate its underwriting effectiveness at a contract and aggregate portfolio basis.  This metric is also measured at the underwriting team level and ultimately impacts individual compensation.  For Maiden, the group’s target metric is a 96% or lower combined ratio.

Revenue growth rate.  While the reinsurance sector is a mature market with pronounced underwriting cycles that reflect the competitive nature of the market, over time, Maiden management believes that its competitive advantages should enable the Company to grow at a level in excess of the broader industry growth trends.  While this metric is an important measure of the effectiveness of the Company’s business model and market acceptance, it receives a significantly lower weighting that ROE and combined ratio in recognition of the fact that in a cyclically mature market, competition in the reinsurance sector may at times reach a level where growth opportunities at acceptable margins are limited.

Operating expense.  Reflecting the mature market dynamics of the reinsurance sector, a critical element of Maiden’s business model is operating efficiency.  Maiden targets the maintenance of operating expense relativities (operating expenses measured against net earned premium) within the most efficient quartile among industry participants of operating efficiency on an annual basis.  It is believed that loss costs being equal, the relative operational efficiency of Maiden can further differentiate the Company in both profit margin and cost competitiveness.  The Board of Directors establishes this metric on an annual basis based on the business plan developed by management.

The targets for the 2009 fiscal year, adopted by the Compensation Committee in February 2009, were a 15% return on equity, 96% combined ratio, 10% revenue growth and an achievement of targeted operating expense levels of $48 million.  The following chart compares the target and the actual figures attained by the Company and the resulting aggregate employee bonus pool funded in fiscal 2009:

Business Performance		2009	2009	2009 AIP Payout
Metric	Weight	Target	Actual	%
Return On Equity*	40%	15%	11.4%*	20.8%
Combined Ratio	30%	96%	96%	30%
Revenue Growth**	20%	10%	44.2%	40%
Operating Expenses	10%	$48 million	$48 million	10%
Total				100%

* The original, non-adjusted, pre-tax ROE calculation produced a total metric percentage of under 100%.  However, the Compensation Committee considered the sizable book value growth of the Company in 2009, as well as the unprecedented low yields on the assets deployed and the trust preferred securities adjustment as negatively affecting the ROE calculation.  As a result, the Compensation Committee adjusted the ROE calculation to be based on average equity adjusted for the trust preferred securities equity increase of $45 million, which results in an adjusted ROE percentage to produce a total metric percentage of over 100%.

** Revenue growth calculation based on calculating (2009 total premium minus 2008 total premium)/2008 total premium = 44.2%

The aggregate bonus pool maximum target established for the 2009 fiscal year was $5.8 million, which was fully accrued for in the Company’s fiscal 2009 financial statements.  For employees other than the named executive officers, executive management has discretion to determine the actual incentive compensation paid, which can range from 0% to 200% of the employees’ targeted annual incentive compensation based on the employees’ individual performance for the year.  The total annual incentive compensation paid cannot exceed the aggregate pool approved by the Compensation Committee.

The Compensation Committee determines the actual annual incentive compensation for the named executive officers based on the performance metrics used to determine the annual incentive compensation pool and their individual contribution to achieving the performance metrics.  The Committee relied upon the benchmarking survey from our outside compensation consultant, as well as the recommendations from the entire Board of Directors and the chief executive officer, when determining and approving the targeted annual incentive grants of the non-CEO named executive officers.  Such targeted annual incentive grants are a percentage of base salary.  The Compensation Committee considered the following specific factors when considering the annual incentive awards to the non-CEO named executive officers:

•	benchmarking of similarly situated officers in the peer group described above;

•	strategic support of business objectives, such as the GMAC RE integration;

•	building the Sarbanes-Oxley and GAAP compliance activities;

•	maintaining active client interaction and support;

•	progress in expanding the underwriting portfolio and maintaining strong underwriting performance;

•	accelerating the transition of clients from the GMAC RE platform to Maiden Re, and re-underwriting the Maiden Specialty business by successfully reducing catastrophe aggregates;

•	efforts to strengthen the Company’s finance and accounting capabilities, procedures and processes;

•	leading the enterprise risk management effort and Sarbanes-Oxley certification; and

•	significant progress in SEC reporting.

The Compensation Committee determined that Mr. Marshaleck contributed to these factors with strong performance in expanding the capabilities of the finance team, overseeing the successful integration of the GMAC RE and Maiden finance organizations, providing active and strategic finance-function support of business objectives, leading the strengthening of the Sarbanes-Oxley and GAAP compliance activities, and maintaining active client interaction and support.

The Compensation Committee determined that Ms. Schmitt contributed to these factors by leading the U.S. platform to exceed operating targets, driving significant progress in expanding the underwriting portfolio and achieving strong underwriting performance, maintaining a high level of performance accountability in managing the U.S. business, creating strong team alignment after the GMAC RE acquisition, effectively transitioning clients from the GMAC RE platform to Maiden, and directing the re-underwriting of the Maiden Specialty business by successfully reducing catastrophe aggregates.

The Compensation Committee determined that Mr. Haveron contributed to these factors through his efforts to strengthen Maiden’s finance and accounting capabilities, enhance operational and financial procedures and processes, provide strong strategic support of the business, develop and drive the implementation of an enterprise risk management activity and Sarbanes-Oxley certification, realize significant progress in improving SEC reporting, and provide effective leadership of Maiden Global Servicing.

Based on the foregoing and the CEO’s overall assessment of their performance, (1) Mr. Marshaleck, who was targeted to receive 100% of his base compensation, was granted an annual incentive grant of 100%, of his base compensation, or $600,000; (2) Ms. Schmitt, who was targeted to receive 75% of her base compensation, was granted an annual incentive grant of 78.75% of her base compensation, or $433,175; and (3) Mr. Haveron, who was targeted to receive 55% of his base compensation, was granted a prorated, annual incentive grant of 67% of his base compensation, or $50,000 (Mr. Haveron joined the Company in September 2009).

In March 2010, based on the aforementioned accomplishments of the Company in 2009 and the other factors described above, the Compensation Committee authorized the funding of the annual incentive compensation pool for 2009 at 100% for all employees.  Further in March 2010, the Compensation Committee unanimously approved the metrics for the 2010 AIP, which are the same as 2009 with one exception: the ROE target was altered to 12.5%, which is consistent with other similarly situated reinsurance companies, as well as for the reasons stated above (i.e. changes in the operating environment, the current investment yield environment and maintaining a conservative investment portfolio).

Long-Term Incentive Program.  We believe that the use of common shares and share-based awards offers the best approach to achieving our compensation goals as equity ownership ties a considerable portion of a named executive officer’s compensation to the performance of our common shares. We intend to increase our emphasis on long-term variable compensation at the senior executive levels because of our desire to reward effective long-term management decision making and provide the named executive officers with a future interest in the Company. While we intend to in the future, we have not as of yet adopted share ownership guidelines for our named executive officers.  We have adopted the amended 2007 Share Incentive Plan, as described in this Report, which provides the principal method for our named executive officers to acquire equity interests in the Company.

2007 Share Incentive Plan.  We believe stock options align employee incentives with shareholders because options have value only if the share price increases over time.  The Plan is intended to award our employees and named executive officers with proprietary interests in the Company and to provide an additional incentive to promote our success and to remain in our service. The Plan authorizes us to grant incentive stock options, non-qualified stock options and restricted share awards to our employees, officers, directors and consultants. Our Compensation Committee oversees the administration of the Plan. 10,000,000 or our common shares are reserved for issuance under the Plan, of which no more than 2,500,000 (25% of the total number of share currently authorized for issuance under the Plan) may be used for restricted share awards. The Compensation Committee may in the future elect to make grants of restricted shares to our named executive officers but has not done so at this time.  As of September 30, 2010, we have granted stock options to purchase 2,407,230 shares in the aggregate to our senior executives, non-employee directors, employees and other persons.  The Compensation Committee awards stock options based on its evaluation of an individual’s contribution to the Company’s overall success.

As for the named executive officers, Mr. Raschbaum as required by his employment agreement was granted 333,334 options in November 2008 and 333,333 options in November 2009. Mr. Marshaleck was granted 25,000 options in November 2008, 75,000 options in February 2009, and 50,000 options in March 2010. Ms. Schmitt was granted 25,000 options in November 2008, 75,000 options in February 2009, and 50,000 options in March 2010. Mr. Haveron was granted 40,000 options in March 2010.  The stock options granted to Mr. Marshaleck, Ms. Schmitt and Mr. Haveron, along with the rest of the employees, are at the complete discretion of the Compensation Committee.  Until we create a formal long term incentive plan, the only form of long term compensation presently awarded to the named executive officers are via stock options and are well within the benchmarked long term awards granted to similarly situated executives.

Retirement Plan.  We do not provide either a qualified or non-qualified pension plan for our named executive officers. However, it is intended that all of our employees will be eligible to participate in pension plans which have been or will be established on their behalf.

Change in Control and Severance Arrangements.  We do not maintain change in control agreements with any of our named executive officers. We do not provide any other severance benefits, other than as may be provided from time to time in an executive’s employment agreement. Currently, none of the employment agreements with our named executive officers provide for a change in control or severance payments.

Perquisites and Other Benefits ..  As a general matter, we limit the use of perquisites in compensating our senior management. We maintain health and welfare programs to provide life, 401(k), health and disability benefits to our employees. Our named executive officers participate in these plans on the same terms as other employees. Under the terms of the employment agreements, we reimburse Messrs. Raschbaum, Marshaleck and Schmitt for reasonable travel and out-of-pocket expenses that they incur in the performance of their functions, duties and responsibilities.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Report.

Steven H. Nigro, Chairman
Simcha Lyons
Raymond M. Neff

2009 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(2)	Option Awards(1)	All Other Compensation		Total
Arturo M. Raschbaum, President and Chief Executive Officer	2009	$1,000,000	$1,000,000	95,075	136,887	(3)	2,231,962
	2008	$134,615	$—	9,167	1,008,450	(4)	1,152,232

John Marshaleck, Chief Financial Officer	2009	$600,000	$600,000	18,108	$127,537	(3)	$1,345,645
	2008	92,308	$52,360	688	$3,443	(5)	148,799

Karen Schmitt, President of Major Subsidiaries	2009	$550,000	$433,125	18,108	$13,620	(5)	$1,014,853

Patrick J. Haveron, Executive Vice President	2009	$79,500	$50,000	—	$4,905	(6)	$134,405

Michael J. Tait, former Chief Financial Officer	2009	$230,000	$120,000	45,538	$98,400	(7)	$493,938
	2008	200,000	$80,000	44,297	—		324,297
	2007	30,365	37,500	6,626	—		74,491

(1)
Represents the aggregate grant date fair value of option awards held by the named executive officer determined in accordance with Accounting Standards Codification Topic No. 718, “Compensation —  Stock Compensation” (“ASC 718”), using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the respective year.

(2)	Amount shown reflects bonus payments accrued for in the relevant year and actually paid in March of the following year.
(3)	Amount shown reflects payments related to the costs of commuting to our office in Bermuda and associated lodging expenses, as well as medical, dental and life insurance.
(4)
Amount shown reflects payments intended to compensate Mr. Raschbaum for the loss of certain forfeited variable compensation and benefit payments resulting from the GMAC Acquisition, as well as medical and life insurance and car payments.

(5)	Amount shown reflects payments related to life insurance and a car allowance.
(6)	Mr. Haveron joined the Company in September 2009. Amount shown reflects payments related to life insurance and a car allowance.
(7)
Mr. Tait served as Chief Financial Officer of Maiden Holdings through August 2009 and now serves as Chief Financial Officer of Maiden Insurance. Amount shown reflects payments related to housing allowance and employer pension contributions.

GRANTS OF PLAN-BASED AWARDS IN 2009

Name	Grant Date	Number of Securities Underlying Options	Exercise or Base Price of Option Awards (per Share)	Grant Date Fair Value of Stock and Option Awards (1)
Arturo M. Raschbaum	November 12, 2009	333,333	$7.25	$796,665
John Marshaleck	February 24, 2009	75,000	$4.45	$61,500
Karen Schmitt	February 24, 2009	75,000	$4.45	$61,500
Patrick J. Haveron	—	—	—	—
Michael J. Tait	—	—	—	—

(1)
These awards were made under the 2007 Share Incentive Plan. The values of the stock options granted on February 24, 2009 and November 12, 2009 were based on a projected Black-Scholes value of $0.82 per share and $2.39 per share, respectively.

Employment Agreements

Below is a summary of the employment agreements we have entered into with certain of our named executive officers. We do not currently maintain key man life insurance policies with respect to any of our senior management.

Arturo M. Raschbaum

We have entered into an employment agreement with Mr. Raschbaum under which he has agreed to serve as our President and Chief Executive Officer. The term of the employment agreement will end on October 31, 2011 unless terminated earlier pursuant to the terms of the employment agreement. The employment agreement will automatically renew for successive three year periods unless the Company or the employee provides adequate notice of its or his intention not to renew the employment agreement. Mr. Raschbaum’s annual base salary is $1,000,000, which is subject to annual review by the Board of Directors.

Under his employment agreement, we are able to terminate Mr. Raschbaum’s employment at any time for “cause” and, upon such an event, we will have no further compensation or benefit obligation to Mr. Raschbaum after the date of termination. Cause is defined in the agreement as (i) a material breach of the employment agreement by the executive, but only if such breach is not cured within 30 days following written notice by the Company to the executive of such breach, assuming such breach may be cured; (ii) conviction of any act or course of conduct involving moral turpitude; or (iii) engagement in any willful act or willful course of conduct constituting an abuse of office or authority that significantly and adversely affects our business or reputation. No act, failure to act or course of conduct on the executive’s part will be considered willful unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action, omission or course of conduct was in our best interests.

Under his employment agreement, Mr. Raschbaum has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Raschbaum also agreed that during his employment and for a three-year period beginning upon termination of his employment he will not solicit any of our customers with whom he had dealings or senior employees or solicit any entity that he knows has been contacted by us regarding a possible acquisition by us for purposes of acquiring that entity.

John Marshaleck

We have entered into an employment agreement with Mr. Marshaleck under which he originally agreed to serve as the President of our subsidiary Maiden Re. Mr. Marshaleck has subsequently relinquished that role and is now our Chief Financial Officer. The term of the employment agreement will end on October 31, 2011 unless terminated earlier pursuant to the terms of the employment agreement. The employment agreement will automatically renew for successive three year periods unless the Company or the employee provides adequate notice of its or his intention not to renew the employment agreement. Mr. Marshaleck’s annual base salary is $600,000, which is subject to annual review by the Chief Executive Officer (and the Compensation Committee).

Under his employment agreement, we are able to terminate Mr. Marshaleck’s employment at any time for “cause” and, upon such an event, we will have no further compensation or benefit obligation to Mr. Marshaleck after the date of termination. Cause is defined in the agreement as (i) a material breach of the employment agreement by the executive, but only if such breach is not cured within 30 days following written notice by the Company to the executive of such breach, assuming such breach may be cured; (ii) conviction of any act or course of conduct involving moral turpitude; or (iii) engagement in any willful act or willful course of conduct constituting an abuse of office or authority that significantly and adversely affects our business or reputation. No act, failure to act or course of conduct on the executive’s part will be considered willful unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action, omission or course of conduct was in our best interests.

Under his employment agreement, Mr. Marshaleck has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Marshaleck also agreed that during his employment and for a three-year period beginning upon termination of his employment he will not solicit any of our customers with whom he had dealings or senior employees or solicit any entity that he knows has been contacted by us regarding a possible acquisition by us for purposes of acquiring that entity.

Karen Schmitt

We have entered into an employment agreement with Ms. Schmitt under which he has agreed to serve as the President of our subsidiaries Maiden Reinsurance Company and Maiden Specialty Insurance Company. The term of the employment agreement will end on October 31, 2011 unless terminated earlier pursuant to the terms of the employment agreement. The employment agreement will automatically renew for successive three year periods unless the Company or the employee provides adequate notice of its or his intention not to renew the employment agreement. After receiving a 3% raise in March 2010, Ms. Schmitt’s annual base salary is $566,500, which is subject to annual review by the Chief Executive Officer and the Compensation Committee.

Under her employment agreement, we are able to terminate Ms. Schmitt’s employment at any time for “cause” and, upon such an event, we will have no further compensation or benefit obligation to Ms. Schmitt after the date of termination. Cause is defined in the agreement as (i) a material breach of the employment agreement by the executive, but only if such breach is not cured within 30 days following written notice by the Company to the executive of such breach, assuming such breach may be cured; (ii) conviction of any act or course of conduct involving moral turpitude; or (iii) engagement in any willful act or willful course of conduct constituting an abuse of office or authority that significantly and adversely affects our business or reputation. No act, failure to act or course of conduct on the executive’s part will be considered willful unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action, omission or course of conduct was in our best interests.

Under her employment agreement, Ms. Schmitt has agreed to keep confidential all information regarding the Company that she receives during the term of her employment and thereafter. Ms. Schmitt also agreed that during her employment and for a three-year period beginning upon termination of his employment she will not solicit any of our customers with whom she had dealings or senior employees or solicit any entity that she knows has been contacted by us regarding a possible acquisition by us for purposes of acquiring that entity.

Michael J. Tait

We have entered into an employment agreement with Mr. Tait under which he originally agreed to serve as our Chief Financial Officer, and now is the Chief Financial Officer of Maiden Insurance. The initial term of the employment agreement ended on October 23, 2009, and it has automatically renewed for two years through October 23, 2011. The employment agreement will automatically renew for successive two year periods unless the Company or the employee provides adequate notice of its or his intention not to renew the employment agreement. Mr. Tait’s annual base salary is $230,000, which is subject to annual review by the by the Chief Executive Officer of Maiden Insurance.

Under his employment agreement, we are able to terminate Mr. Tait’s employment at any time for “cause” and, upon such an event, we will have no further compensation or benefit obligation to Mr. Tait after the date of termination. Cause is defined in the agreement as (i) a material breach of the employment agreement by the executive, but only if such breach is not cured within 30 days following written notice by the Company to the executive of such breach, assuming such breach may be cured; (ii) conviction of any act or course of conduct involving moral turpitude; or (iii) engagement in any willful act or willful course of conduct constituting an abuse of office or authority that significantly and adversely affects our business or reputation. No act, failure to act or course of conduct on the executive’s part will be considered willful unless done, or omitted to be done, by him not in good faith and without reasonable belief that his action, omission or course of conduct was in our best interests.

Under his employment agreement, Mr. Tait has agreed to keep confidential all information regarding the Company that he receives during the term of his employment and thereafter. Mr. Tait also agreed that during his employment and for a two-year period beginning upon termination of his employment he will not solicit any of our customers with whom he had dealings or senior employees or solicit any entity that he know has been contacted by us regarding a possible acquisition by us for purposes of acquiring that entity.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

The following table sets forth the options held by the named executive officers as of December 31, 2009 (there were no restricted stock awards as of December 31, 2009):

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Arturo M. Raschbaum	83,333	250,001	—	$3.28	11/12/2018
	—	333,333		$7.25	11/12/2019

John Marshaleck	6,250	18,750	—	$3.28	11/12/2018
	—	75,000	—	$4.45	2/24/2019

Karen Schmitt	6,250	18,750	—	$3.28	11/12/2018
	—	75,000	—	$4.45	2/24/2019

Patrick J. Haveron	—	—	—	—	—

Michael J. Tait	25,000	25,000	—	$10.00	11/6/2017
	1,875	5,625	—	$3.28	11/12/2018

(1)
Under the 2007 Share Incentive Plan, 25% of the options will become exercisable on the first anniversary of the grant, with an additional 6.25% of the options vesting each quarter thereafter based on the executive’s continued employment over a four-year period.

None of our named executive officers exercised any options in 2009.

DIRECTOR COMPENSATION FOR 2009

We pay an annual retainer of $55,000 to each non-employee director of the Company. In addition, each non-employee director receives a fee of $2,000 for each meeting of the Board of Directors attended in person. Each non-employee director who chairs a committee also receives an annual retainer of $5,000, as well as $1,000 for each meeting of such committee of the board chaired. Each non-employee director receives a fee of $1,000 for attendance at each meeting of a committee of the Board of Directors on which he or she sits. We also reimburse our directors for reasonable expenses they incur in attending meetings of the Board of Directors or committees. Directors may also be eligible in the future for awards under the 2007 Share Incentive Plan. A director does not receive a fee for any Board of Directors meeting or committee meeting he or she does not attend in person or for any committee meeting he or she attends as a non-committee member. Employee directors receive no compensation for service on the Board of Directors or any board committee.

At the closing of the private offering in 2007, each non-employee director received an initial grant of 12,000 options under the Plan described above, to purchase our common shares with an exercise price equal to $10.00 per share, which the Board of Directors determined to be the fair market value of our shares on the date of grant based on the share price of our private offering, which closed on that date. On January 8, 2008, the date Mr. Neuberger joined our Board of Directors, Mr. Neuberger received a grant of 12,000 options under the Plan to purchase our common shares with an exercise price equal to $10.00 per share. Each director received a grant of 6,000 options in June 2008 and a grant of 6,000 options in June 2009. These options will vest on the first anniversary of the grant. In the future, on or around June 1 of each year, each non-employee director will receive an annual grant of 6,000 options to purchase our common shares with an exercise price equal to the fair market value on the grant date, which will vest on the first anniversary of the grant.

Mr. Zyskind has not accepted a retainer, any Board of Directors or committee fees or any options for his service as Chairman of our Board of Directors.

The following table provides the amount of compensation paid to the non-employee directors of the Company for 2009:

	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)(4)	Total ($)
Barry D. Zyskind	—	—	—
Raymond M. Neff	86,000	6,720	92,720
Simcha Lyons	74,079	6,720	80,799
Yehuda L. Neuberger	62,000	6,720	68,720
Steven H. Nigro	84,000	6,720	90,720
Max Caviet(3)	22,917	—	22,917

(1)
The amounts represent annual cash retainer for board service and, as applicable, retainers for board committee service or service as chairman of a board committee and fees for attendance at board meetings and, as applicable, committee meetings.

(2)
Represents the aggregate grant date fair value of option awards held by the director determined in accordance with ASC 718, using the assumptions described in Note 15 to the Financial Statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the respective year.

(3)	Mr. Caviet was not nominated for reelection in 2009, thus was a director only through April 30, 2009.
(4)	The following table represents options awarded in 2009 and outstanding at December 31, 2009 for each director:

	Options Awarded	Options Outstanding at December 31, 2009
Barry D. Zyskind	0	0
Raymond M. Neff	6,000	24,000
Simcha Lyons	6,000	24,000
Yehuda L. Neuberger	6,000	24,000
Steven H. Nigro	6,000	24,000

All options granted in 2009 will vest on the first anniversary of June 1, 2009, the date of grant.

Compensation Committee Interlocks and Insider Participation

Mr. Nigro is the chairman of our Compensation Committee and the other members of our Compensation Committee are Messrs. Lyons and Neff. None of the members of our Compensation Committee has been an officer or employee of the Company or had a relationship during 2009 requiring disclosure under Item 404 of Regulation S-K.

During 2009:

•	None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee;

•	None of our executive officers served as a director of another entity, one of whose executive offices served on our Compensation Committee; and

•	None of our executive officers served as a member of the compensation committee of another entity, one of whose executive officers served as a director of Maiden Holdings.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)   Financial statement schedules

Financial statement schedules for which provision is made in the applicable regulations of the SEC have been omitted because the information is disclosed in the Consolidated Financial Statements presented in our original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 16, 2010, or because such schedules are not required or not applicable.

(b)   Exhibits

The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on October 15, 2010.

MAIDEN HOLDINGS, LTD

/s/ ARTURO M. RASCHBAUM
Name:	Arturo M. Raschbaum
Title:	President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description	Reference

2.1	Stock Purchase Agreement by and between Maiden Holdings North America, Ltd. and GMAC Insurance Management Corporation, dated as of October 31, 2008	(1)

2.2	Stock Purchase Agreement by and between Maiden Holdings North America, Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(1)

2.3	Securities Purchase Agreement by and between Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and GMACI Holdings LLC, dated as of October 31, 2008	(1)

2.4	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(1)

3.1	Memorandum of Association	(2)

3.2	Bye-Laws	(2)

4.1	Form of Common Share Certificate	(2)

4.2	Warrant granted by Maiden Holdings, Ltd. to George Karfunkel, effective June 7, 2007	(2)

4.3	Warrant granted by Maiden Holdings, Ltd. to Michael Karfunkel, effective June 7, 2007	(2)

4.4	Warrant granted by Maiden Holdings, Ltd. to Barry D. Zyskind, effective June 7, 2007	(2)

4.5	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)

4.6	Registration Rights Agreement by and between Maiden Holdings, Ltd. and George Karfunkel, Michael Karfunkel and Barry D. Zyskind, dated as of July 3, 2007	(2)

4.7	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein), dated as of January 20, 2009	(3)

4.8	Indenture by and between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferrable Interest Debentures Due 2039 (including the form of debenture), dated January 20, 2009	(3)

4.9	Guarantee Agreement by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)

4.10	Guarantee Agreement by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)

10.1*	2007 Share Incentive Plan	(2)

10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2007 Share Incentive Plan	(2)

10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2007 Share Incentive Plan	(2)

10.4*	Employment Agreement by and between Maiden Holdings, Ltd. and Max G. Caviet, dated as of July 3, 2007	(2)

10.5*	Employment Agreement by and between Maiden Re and Karen Schmitt, dated as of October 31, 2008	(5)

10.6*	Employment Agreement by and between Maiden Re. and John Marshaleck, dated as of October 31, 2008	(5)

10.7*	Employment Agreement by and between Maiden Holdings, Ltd. and Arturo Raschbaum, dated as of October 31, 2008	(5)

10.8*	Employment Agreement by and between Maiden Insurance Company Ltd. and James A. Bolz, dated as of October 23, 2007	(6)

10.9*	Employment Agreement by and between Maiden Holdings, Ltd. and Michael J. Tait, dated as of November 6, 2007	(6)

10.10*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)

10.11	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)

10.12	Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd., entered into as of September 17, 2007 and effective as of July 1, 2007	(2)

10.13	Addendum No. 1 to the Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd., dated as of January 15, 2008	(4)

10.14	Addendum No. 2 to Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(7)

10.15	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company, Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(9)

10.16	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd., dated as of November 16, 2007	(4)

10.17	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company, Ltd., dated as of February 15, 2008	(4)

10.18	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company, Ltd., dated as of July 3, 2007	(2)

10.19	Reinsurance Brokerage Agreement by and between Maiden Insurance Company, Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)

10.20	Brokerage Services Agreement between Maiden Insurance Company, Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(4)

10.21	Reinsurance Brokerage Services Agreement between Maiden Insurance Company, Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(8)

10.22	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(4)

10.23*	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors, dated as of January 14, 2009	(3)

21.1	Subsidiaries of the registrant	††

23.1	Consent of BDO Seidman, LLP	††

31.1	Section 302 Certification of CEO	†

31.2	Section 302 Certification of CFO	†

32.1	Section 906 Certification of CEO	††

32.2	Section 906 Certification of CFO	††

(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).
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
(9)
Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).

†	Filed herewith.
††	Filed with the original Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 16, 2010.
*	Management contract or compensatory plan or arrangement.