Form 10-Q
period 2010-09-30
Maiden Holdings, Ltd.
filed 2010-11-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-34042

MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda	98-0570192
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

131 Front Street, Hamilton, Bermuda	HM12
(Address of principal executive offices)	(Zip Code)

(441) 298-4900
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
 Yes ☐ No ☒

As of November 8, 2010, the Registrant had one class of Common Shares ($.01 par value), of which 72,105,885 shares were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of United States Dollars, Except Par Value and Per Share Data)

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $1,505,431; 2009: $1,623,382)	$1,582,372	$1,661,692
Other investments, at fair value (Cost 2010: $5,534; 2009: $5,684)	5,531	5,549
Total investments	1,587,903	1,667,241
Cash and cash equivalents	269,486	107,396
Restricted cash and cash equivalents	218,867	144,944
Accrued investment income	11,335	11,405
Reinsurance balances receivable, net (includes $97,631 and $43,382 from related parties in 2010 and 2009, respectively)	244,353	211,338
Prepaid reinsurance	31,575	28,752
Reinsurance recoverable on unpaid losses	6,000	11,984
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $114,154 and $85,979 from related parties in 2010 and 2009, respectively)	187,241	172,983
Other assets	15,290	11,818
Intangible assets, net	46,928	51,284
Goodwill	52,617	52,617
Total assets	$2,839,570	$2,639,737
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Reserve for loss and loss adjustment expenses (includes $244,491 and $174,046 from related parties in 2010 and 2009, respectively)	$1,093,857	$1,006,320
Unearned premiums (includes $347,935 and $264,751 from related parties in 2010 and 2009, respectively)	628,232	583,478
Accrued expenses and other liabilities	74,265	62,887
Securities sold under agreements to repurchase, at contract value	69,674	95,401
Junior subordinated debt	215,173	215,125
Total liabilities	2,081,201	1,963,211
Commitments and Contingencies
Shareholders’ equity
Common shares ($0.01 par value; 73,068,030 and 71,253,625 shares issued in 2010 and 2009, respectively; 72,105,694 and 70,291,289 shares outstanding in 2010 and 2009, respectively)	731	713
Additional paid-in capital	576,813	576,086
Accumulated other comprehensive income	76,938	32,747
Retained earnings	107,688	70,781
Treasury shares, at cost (2010 and 2009: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	758,369	676,526
Total liabilities and shareholders’ equity	$2,839,570	$2,639,737

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
(In Thousands of United States Dollars, Except Per Share Data)
(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Revenues:
Gross premiums written	$289,815	$221,400	$951,981	$796,304
Net premiums written	$273,435	$221,400	$897,776	$796,304
Change in unearned premiums	36,158	15,950	(40,470)	(125,021)
Net earned premium	309,593	237,350	857,306	671,283
Net investment income	17,500	16,778	53,956	46,150
Net realized and unrealized investment gains (losses)	1,627	(66)	2,474	(462)
Total revenues	328,720	254,062	913,736	716,971
Expenses:
Loss and loss adjustment expenses	200,625	165,123	546,264	462,468
Commission and other acquisition expenses	88,956	55,313	254,799	159,608
Other operating expenses	10,840	8,059	28,876	22,726
Subordinated debt interest expense	9,117	9,114	27,348	25,316
Amortization of intangible assets	1,452	1,676	4,356	4,915
Foreign exchange (gains) losses	(1,187)	(210)	380	(2,401)
Total expenses	309,803	239,075	862,023	672,632
Income before income taxes	18,917	14,987	51,713	44,339
Income taxes:
Current tax expense	100	–	100	–
Deferred tax expense	291	–	881	–
Income tax expense	391	–	981	–
Net income	$18,526	$14,987	$50,732	$44,339

Comprehensive income:
Net income	$18,526	$14,987	$50,732	$44,339
Other comprehensive income
Net unrealized holdings gains arising during the period	$23,021	$48,148	$51,329	$77,154
Adjustment for reclassification of realized (gains) losses recognized in net income	(3,572)	66	(7,138)	462
Other comprehensive income	$19,449	$48,214	$44,191	$77,616
Comprehensive income	$37,975	$63,201	$94,923	$121,955
Basic earnings per common share	$0.26	$0.21	$0.72	$0.64
Diluted earnings per common share	$0.26	$0.21	$0.72	$0.63
Dividends declared per common share	$0.065	$0.06	$0.195	$0.18

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Net realized and unrealized investment gains (losses):
Total other-than-temporary impairment losses	$–	$–	$–	$–
Portion of loss recognized in other comprehensive income	–	–	–	–
Net impairment losses recognized in earnings	–	–	–	–
Other net realized and unrealized investment gains (losses)	1,627	(66)	2,474	(462)
Net realized and unrealized investment gains (losses)	$1,627	$(66)	$2,474	$(462)

  See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands of United States Dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Common shares
Balance – beginning of period	$713	$596
Exercise of options and issuance of shares, net	18	117
Balance – end of period	731	713
Additional paid-in capital
Balance – beginning of period	576,086	530,519
Exercise of options and issuance of shares, net	43	44,928
Exchange of warrants for common shares	(18)	–
Share based compensation	702	444
Balance – end of period	576,813	575,891
Accumulated other comprehensive income (loss)
Balance – beginning of period	32,747	(44,499)
Net unrealized gains on securities	44,191	77,616
Balance – end of period	76,938	33,117
Retained earnings
Balance – beginning of period	70,781	26,944
Net income	50,732	44,339
Dividends on common shares	(13,825)	(12,652)
Balance – end of period	107,688	58,631
Treasury shares
Balance – beginning of period	(3,801)	(3,801)
Shares repurchased	–	–
Balance – end of period	(3,801)	(3,801)
Total Shareholders’ Equity	$758,369	$664,551

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands of United States Dollars)
(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Cash flows from operating activities:
Net income	$50,732	$44,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	5,370	5,426
Net realized and unrealized (gain) loss on investments	(2,474)	462
Foreign exchange losses (gains) on revaluation	380	(2,401)
Amortization of share-based compensation expense, bond premium and discount and trust preferred securities discount	(4,313)	(4,615)
Changes in assets - (increase) decrease:
Reinsurance balances receivable, net	(46,938)	(169,244)
Prepaid reinsurance	(2,823)	–
Accrued investment income	70	(695)
Deferred commission and other acquisition costs	(14,258)	(66,604)
Other assets	(3,570)	(1,702)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses, net	93,525	72,706
Unearned premiums	44,754	125,022
Accrued expenses and other liabilities	(6,238)	(13,896)
Net cash provided by (used in) operating activities	114,217	(11,202)
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(408,765)	(739,006)
Purchases of fixed-maturity securities – trading	(918,476)	–
Purchases of other investments	(136)	(138)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	113,136	153,991
Proceeds from sales of fixed-maturity securities – trading and short sales	967,548	–
Proceeds from maturities and calls of fixed-maturity securities	409,061	263,832
Proceeds from redemption of other investments	38	127
(Increase) decrease in restricted cash and cash equivalents	(73,923)	190,682
Acquisition of subsidiary (net of cash required)	–	(13,613)
Purchase of capital assets	(916)	(122)
Net cash provided by (used in) in investing activities	87,567	(144,247)
Cash flows from financing activities:
Repurchase agreements, net	(25,727)	(126,630)
Common share issuance	43	117
Junior subordinated debt issuance	–	260,000
Junior subordinated debt issuance cost	–	(4,342)
Dividend paid	(13,707)	(11,950)
Net cash (used in) provided by financing activities	(39,391)	117,195
Effect of exchange rate changes on foreign currency cash	(303)	939
Net increase (decrease) in cash and cash equivalents	162,090	(37,315)
Cash and cash equivalents, beginning of period	107,396	131,897
Cash and cash equivalents, end of period	$269,486	$94,582

Supplemental information on cash flows
Cash paid for interest	$27,300	$17,694
Reinsurance balances receivables	17,806	–
Investments - fixed maturity securities	(17,806)	–
Supplemental information about non-cash investing and financing activities
Discount on junior subordinated debt	$–	$(44,928)
Additional paid in Capital	–	44,928
Common shares issued in exchange of warrants	18	–
Additional paid in Capital	(18)	–
Redemption of other investment	4,751	–
Purchase of other investment	(4,751)	–

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

•
The Company utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 97% of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy. At September 30, 2010 and December 31, 2009, we have not adjusted any prices provided by the Pricing Service.

•
The Company will challenge any prices for its investments that are not considered to represent fair value. If a fair value is challenged, the Company will obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of September 30, 2010 and December 31, 2009, only one security was priced using the market approach at approximately $8,595 and $7,948, respectively, using a quotation from a broker as opposed to the Pricing Service. At September 30, 2010 and December 31, 2009, we have not adjusted any pricing provided by the broker-dealers based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

1. Basis of Presentation – Summary of Significant Accounting Policies (continued)

•
To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of September 30, 2010 and December 31, 2009.

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

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

2. Recent Accounting Pronouncements (continued)

In October 2010, the FASB issued Accounting Standards Update No. 2010-26, “Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts” (“ASU 2010-26”). ASU 2010-26 modifies the types of costs that may be deferred, allowing insurance companies to only defer costs directly related to a successful contract acquisition or renewal. These costs include incremental direct costs of successful contracts, the portion of employees’ salaries and benefits related to time spent on acquisition activities for successful contracts and other costs incurred in the acquisition of a contract. Additional disclosure of the type of acquisition costs capitalized is also required. ASU 2010-26 is effective on prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. We are currently evaluating the impact of the adoption of ASU 2010-26 on our consolidated results of operations and financial condition.

3. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of September 30, 2010 and December 31, 2009 are as follows:

As at September 30, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$43,620	$1,615	$–	$45,235
U.S. agency bonds – mortgage and asset-backed	678,868	27,538	(34)	706,372
U.S. agency bonds – other	67,707	2,350	–	70,057
Corporate fixed maturities	674,200	57,780	(13,770)	718,210
Municipal bonds	41,036	1,483	(21)	42,498
Total available-for-sale fixed maturities	1,505,431	90,766	(13,825)	1,582,372
Other investments	5,534	–	(3)	5,531
Total investments	$1,510,965	$90,766	$(13,828)	$1,587,903

As at December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$39,297	$224	$(283)	$39,238
U.S. agency bonds – mortgage and asset-backed	779,400	17,504	(2,321)	794,583
U.S. agency bonds – other	217,192	4,772	(447)	221,517
Corporate fixed maturities	564,750	37,985	(20,071)	582,664
Municipal bonds	22,743	947	–	23,690
Total available-for-sale fixed maturities	1,623,382	61,432	(23,122)	1,661,692
Other investments	5,684	–	(135)	5,549
Total investments	$1,629,066	$61,432	$(23,257)	$1,667,241

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3. Investments (continued)

The contractual maturities of our fixed maturities as of September 30, 2010 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment.

As at September 30, 2010	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$96,058	$97,109	6.1%
Due after one year through five years	170,587	175,276	11.1%
Due after five years through ten years	489,368	525,110	33.2%
Due after ten years	70,550	78,505	5.0%
	826,563	876,000	55.4%
Mortgage and asset-backed securities	678,868	706,372	44.6%
Total	$1,505,431	$1,582,372	100.0%

The following tables summarize our available-for-sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As at September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$–	$–	$–	$–	$–	$–
U.S. agency bonds – mortgage and asset-backed	2,517	(28)	1,869	(6)	4,386	(34)
U.S. agency bonds - other	–	–	–	–	–	–
Corporate fixed maturities	36,608	(896)	153,445	(12,874)	190,053	(13,770)
Municipal bonds	9,168	(21)	–	–	9,168	(21)
	48,293	(945)	155,314	(12,880)	203,607	(13,825)
Other investments	4,751	(3)	–	–	4,751	(3)
Total	$53,044	$(948)	$155,314	$(12,880)	$208,358	$(13,828)

As of September 30, 2010, there were approximately 20 securities in an unrealized loss position with a fair value of $208,358 and unrealized losses of $13,828. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $155,314 and unrealized losses of $12,880.

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

 Other-Than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of September 30, 2010, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and nine month periods ended September 30, 2010 and 2009, the Company recognized no other than temporary impairment losses.  Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at September 30, 2010 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because it is more likely than not that we will not be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2010.

(b) Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary.  In 2010, the Company commenced designating upon acquisition, certain U.S. Treasury bonds as trading for the purpose of augmenting where possible investment returns. In addition, the Company maintained one open position in a U.S. Treasury bond sold but not yet purchased valued at $54,274 which resulted in an unrealized loss of $1,945 and $4,664, which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statement of income for the three and nine months ended September 30, 2010, respectively. The following provides an analysis of realized and unrealized gains and losses for the three and nine months ended September 30, 2010 and 2009:

For the Three Months Ended September 30, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$3,612	$(137)	$3,475
Trading securities	1,127	(781)	346
Other investments	–	(249)	(249)
Realized gains (losses)	4,739	(1,167)	3,572
Unrealized loss on short sales	–	(1,945)	(1,945)
Net realized and unrealized gains	$4,739	$(3,112)	$1,627

For the Nine Months Ended September 30, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$9,412	$(1,756)	$7,656
Trading securities	1,649	(1,918)	(269)
Other investments	–	(249)	(249)
Realized gains (losses)	11,061	(3,923)	7,138
Unrealized loss on short sales	–	(4,664)	(4,664)
Net realized and unrealized gains	$11,061	$(8,587)	$2,474

For the Three Months Ended September 30, 2009	Gross Gains	Gross losses	Net
Available-for-sale securities	$270	$(228)	$42
Other investments	–	(108)	(108)
Realized gains (losses)	$270	$(336)	$(66)

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3. Investments (continued)

For the Nine Months Ended September 30, 2009	Gross Gains	Gross losses	Net
Available-for-sale securities	$4,168	$(4,507)	$(339)
Other investments	–	(123)	(123)
Realized gains (losses)	$4,168	$(4,630)	$(462)

Proceeds from sales of fixed maturities classified as available-for-sale were $113,136 and $153,991 for the nine months ended September 30, 2010 and 2009, respectively.

Net unrealized gain (loss) on available-for-sale securities and other investments was as follows:

	September 30, 2010	September 30, 2009
Fixed maturities	$76,941	$35,000
Other investments	(3)	(178)
Total net unrealized gain (loss)	76,938	34,822
Deferred income tax expense	–	(1,705)
Net unrealized losses, net of deferred income tax	$76,938	$33,117
Change in unrealized gain (loss), net of deferred income tax	$44,191	$77,616

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

	September 30, 2010	December 31, 2009
Restricted cash – third party agreements	$163,776	$133,029
Restricted cash – related party agreements	54,828	11,485
Restricted cash – U.S. state regulatory authorities	263	430
Total restricted cash	218,867	144,944
Restricted investments – in Trust for third party agreements at fair value (Amortized cost: 2010 – $901,869; 2009 – $1,011,582)	948,158	1,022,337
Restricted investments – in Trust for related party agreements at fair value (Amortized cost: 2010 – $258,235; 2009 – $177,537)	287,418	195,474
Restricted investments – in Trust for U.S. state regulatory authorities (Amortized cost: 2010 – $13,305; 2009 – $13,032)	14,026	12,867
Total restricted investments	1,249,602	1,230,678
Total restricted cash and investments	$1,468,469	$1,375,622

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

3. Investments (continued)

(d) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of September 30, 2010, there were $69,674 principal amount outstanding at interest rate of 0.32%. Interest expense associated with these repurchase agreements was $463 and $818 for the three and nine months ended September 30, 2010, respectively (2009 - $117 and $900, respectively), out of which $702 was accrued as of September 30, 2010 (December 31, 2009 - $33). The Company has approximately $69,674 of collateral pledged in support of these agreements.

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2010 were $54,274 for a U.S. Treasury bond.  This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.  Collateral of an equivalent amount has been pledged to the clearing broker.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2010.

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

Municipals:   Municipal securities comprise bonds issued by U.S. domiciled state and municipality entities. The fair values of these securities are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

Other investments: The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, and as such, the fair values of those hedge funds are included in the Level 3 fair value hierarchy.

 Reinsurance balance receivable: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

Junior subordinated debt: The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2010 and December 31, 2009:

As at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$45,235	$–	$–	$45,235
U.S. agency bonds – mortgage and asset-backed	–	706,372	–	706,372
U.S. agency bonds – other	–	70,057	–	70,057
Corporate fixed maturities	–	718,210	–	718,210
Municipal bonds	–	42,498	–	42,498
Other investments	–	–	5,531	5,531
Total	$45,235	$1,537,137	$5,531	$1,587,903
As a percentage of total assets	1.6%	54.1%	0.2%	55.9%
Liabilities
Securities sold under agreements to repurchase	$–	$69,674	$–	$69,674
Securities sold but not yet purchased	–	54,274	–	54,274
	$–	$123,948	$–	$123,948
As a percentage of total liabilities	–	6.0%	–	6.0%

As at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$39,238	$–	$–	$39,238
U.S. agency bonds – mortgage and asset-backed	–	794,583	–	794,583
U.S. agency bonds – other	–	221,517	–	221,517
Corporate fixed maturities	–	582,664	–	582,664
Municipal bonds	–	23,690	–	23,690
Other investments	–	–	5,549	5,549
Total	$39,238	$1,622,454	$5,549	$1,667,241
As a percentage of total assets	1.5%	61.5%	0.2%	63.2%
Liabilities
Securities sold under agreements to repurchase	$–	$95,401	$–	$95,401
As a percentage of total liabilities	–	4.9%	–	4.9%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2010 and 2009:

Other Investments:	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
Balance at beginning of period		$5,677		$5,392
Net realized and unrealized gains – included in net income		–		–
Net realized and unrealized losses – included in net income		(249)		(108)
Change in net unrealized gains – included in other comprehensive income (loss)		–		–
Change in net unrealized losses – included in other comprehensive income (loss)		122		244
Purchases		4,764		1
Sales and redemptions		(4,783)		–
Transfers into Level 3		–		–
Transfers out of Level 3		–		–
Balance at end of period		$5,531		$5,529
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$	−	$	−

Other Investments:	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Balance at beginning of period	$5,549	$5,291
Net realized and unrealized gains – included in net income	–	–
Net realized and unrealized losses – included in net income	(249)	(123)
Change in net unrealized gains – included in other comprehensive income (loss)	–	–
Change in net unrealized losses – included in other comprehensive income (loss)	133	350
Purchases	4,887	139
Sales and redemptions	(4,789)	(128)
Transfers into Level 3	–	–
Transfers out of Level 3	–	–
Balance at end of period	$5,531	$5,529
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$–	$–

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

The following table shows an analysis of goodwill and intangible assets as of September 30, 2010 and December 31, 2009:

As at September 30, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$–	$52,617	Indefinite
State licenses	7,727	–	7,727	Indefinite
Customer relationships	51,400	(12,199)	39,201	15 years double declining
Net balance	$111,744	$(12,199)	$99,545

As at December 31, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$–	$52,617	Indefinite
State licenses	7,727	–	7,727	Indefinite
Customer relationships	51,400	(7,843)	43,557	15 years double declining
Net balance	$111,744	$(7,843)	$103,901

The goodwill and intangible assets were recognized in 2009 and 2008 as a result of the GMAC Acquisition and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three and nine months ended September 30, 2010. The estimated amortization expense for the next five years is:

September 30, 2010
2010	$1,452
2011	5,033
2012	4,362
2013	3,781
2014	3,276

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

6. Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units” or the “TRUPS Offering”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden Holdings North America, Ltd. ("Maiden NA"), and 45 common shares, $0.01 par value, of the Company  for a purchase price of $1,000.45 per Unit.  In the aggregate, we also issued 11,700,000 common shares to the purchasers in the TRUPS Offering. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses.

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

As of September 30, 2010, the stated value of the Trust Preferred Securities was $215,173 which comprises the principal amount of $260,000 and unamortized discount of $44,827. Amortization expense for the three and nine months ended September 30, 2010 was $17 and $48, respectively (2009 - $14 and $38, respectively).

7. Shareholders’ Equity

In connection with the formation by Michael Karfunkel, George Karfunkel and Barry Zyskind (the “Founding Shareholders”), the Company issued to the Founding Shareholders 10-year warrants (the “Warrants”) to purchase up to an aggregate of 4,050,000 common shares of the Company at $10 per share. The warrants are effective as of June 14, 2007 and were to expire on June 14, 2017. The warrants were initially valued by an independent appraisal at an aggregate fair value of $19,521 which was recorded as an addition to additional paid-in capital with an offsetting charge to additional paid-in capital as well.

On September 20, 2010, the Company entered into Warrant Exchange Agreements, under which each of the Founding Shareholders agreed to surrender the warrants in exchange for a total of 1,800,000 of the Company’s common shares.  These common shares are restricted under Lockup Agreements under which the Founding Shareholders may not sell or transfer the shares awarded without the prior written consent of the Company for a period of 36 months following the exchange. The fair value of the warrants at the time of exchange was $2.06 per warrant or $8,343 while the fair value of the 1,800,000 restricted common shares issued was $4.56 per share or $8,208.  The terms of the exchange of the warrants and issuance of the common shares were negotiated and unanimously approved by the Audit and Compensation Committees of the Company’s Board of Directors.  In connection with their review, the Committees were advised by independent legal counsel and obtained an independent appraisal of the fair value of the warrants and the restricted common shares.  The issuance of the restricted common shares was recorded as an offset to additional paid-in-capital where the warrants were originally recorded.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

8. Earnings Per Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net income available to common shareholders	$18,526	$14,987	$50,732	$44,339
Weighted average number of common shares outstanding – basic	70,493,545	70,287,664	70,359,688	69,430,521
Potentially dilutive securities:
Warrants	–	–	–	–
Share options	491,837	565,231	483,774	416,193
Weighted average number of common shares outstanding – diluted	70,985,382	70,852,895	70,843,462	69,846,714
Basic earnings per common share:	$0.26	$0.21	$0.72	$0.64
Diluted earnings per common share:	$0.26	$0.21	$0.72	$0.63

As of September 30, 2010, nil (2009 – 4,050,000) warrants and 1,756,961 (2009 – 638,000) share options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

9. Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $252 and $702 for the three and nine months ended September 30, 2010, respectively (2009 – $168 and $444, respectively).

The key assumptions used in determining the fair value of options granted in the three and nine months ended September 30, 2010 and a summary of the methodology applied to develop each assumption are as follows:

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

9. Share Based Compensation (continued)

Assumptions:	September 30, 2010
Volatility	29.8-46.0%
Risk-free interest rate	2.36-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

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

The following tables show all options granted, exercised, expired and exchanged under the Plan for the three and nine months ended September 30, 2010:

Three Months Ended September 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2010	2,381,230	$6.01	8.56 years
Granted	22,500	7.68	10.00 years
Exercised	(13,593)	3.28	–
Cancelled	(4,251)	3.28	–
Outstanding, September 30, 2010	2,385,886	$6.05	8.32 years

Nine Months Ended September 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	2,036,542	$5.79	8.86 years
Granted	372,500	7.28	9.46 years
Exercised	(14,405)	3.28	–
Cancelled	(8,751)	3.28	–
Outstanding, September 30, 2010	2,385,886	$6.05	8.32 years

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

9. Share Based Compensation (continued)

The following tables show all options granted, exercised, expired and exchanged under the Plan for the three and nine months ended September 30, 2009:

Three Months Ended September 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2009	1,503,834	$5.54	9.08 years
Granted	200,000	4.54	9.40 years
Exercised	–	–	–
Cancelled	(10,500)	3.28	–
Outstanding, September 30, 2009	1,693,334	$5.47	8.90 years

Nine Months Ended September 30, 2009	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2008	1,519,834	$10.00	9.44 years
Granted	384,000	4.51	9.40 years
Exercised	`	–	–
Cancelled	(210,500)	8.07	–
Outstanding, September 30, 2009	1,693,334	$5.47	8.90 years

The weighted average grant date fair value was $1.79 and $1.50 for all options outstanding at September 30, 2010 and 2009, respectively. There was approximately $2,324 and $1,466 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of September 30, 2010 and 2009, respectively.

10. Dividends Declared

On August 5, 2010, the Company’s Board of Directors approved a quarterly cash dividend of $0.065 per common share. This dividend was paid on October 15, 2010 to shareholders of record on October 1, 2010.

11. Related Party Transactions

The Founding Shareholders of Maiden, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President, Chief Executive Officer and Director of AmTrust Financial Services, Inc. (“AmTrust”).  In January 2009, Barry Karfunkel was hired as a managing director of capital investments of Maiden Re Insurance Services, LLC. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry D. Zyskind. Barry Karfunkel’s employment ended in March 2010. The following describes transactions between the Company and AmTrust.

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

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11. Related Party Transactions (continued)

 On June 11, 2008, the Company and AmTrust amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (“UBI”). Under the amendment, AmTrust’s subsidiaries cede, upon collection, to Maiden 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI’s in-force book of business. Additionally, AmTrust cedes to Maiden 40% of net premium written, effective as of June 1, 2008. Maiden will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

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

The Company recorded approximately $37,501 and $104,085 of ceding commission expense for the three and nine months ended September 30, 2010, respectively (2009 – $28,132 and $85,005, respectively) as a result of this transaction.

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

Effective September 1, 2010, the Company through its wholly-owned subsidiary, Maiden Specialty Insurance Company (“Maiden Specialty”), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc., a subsidiary of AmTrust (“Technology”).  Under the agreement, Maiden Specialty will cede 90% of its gross liability under all policies, certificates, contracts, binders and contracts of insurance, issued or renewed during the term of the agreement by or on behalf of Maiden Specialty under this program which is part of a larger program underwritten by Technology.  Maiden Specialty’s involvement is limited to certain states where Technology is not fully licensed.  The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums.  The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract.  To date, no business has been ceded under this quota share reinsurance agreement.

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

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII as follows:

•
by lending funds in the amount of $167,975 as at September 30, 2010 and December 31, 2009 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts.

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at September 30, 2010 was approximately $333,761 (December 31, 2009 – $206,960) and the accrued interest was $3,393 (December 31, 2009 – $1,956).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Quota Share Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker.  AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,509 and $4,163 of reinsurance brokerage expense for the three and nine months ended September 30, 2010, respectively (2009 – $1,118 and $3,369, respectively) and deferred reinsurance brokerage of $3,364 and $3,265 as at September 30, 2010 and December 31, 2009, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11. Related Party Transactions (continued)

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (“IGI”), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI’s costs in providing such services plus 8% is payable in consideration of IGI’s marketing services. The Company recorded approximately $31 and $86 of IGI fees, which is included in commission and other acquisition expenses, for the three and nine months ended September 30, 2010, respectively (2009 – $55 and $325, respectively).

Asset Management Agreement

Effective July 1, 2007 and as amended, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company.  Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred.  Effective April 1, 2008, the investment management services annual fee has been reduced to 0.20% if the average value of the account is less than $1 billion and 0.15% if the average value of the account is greater than $1 billion.  The Company recorded approximately $650 and $1,968 of investment management fees for the three and nine months ended September 30, 2010, respectively (2009 – $721 and $1,937, respectively), as a result of this agreement.

ACAC Quota Share Reinsurance Agreement

On March 1, 2010, the Company entered into a three year 25% quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”).

ACAC is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Michael Karfunkel (“Karfunkel”), Karfunkel individually, and AmTrust.  ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the chairman of the board of directors of ACAC.

The Company, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and the Company, MK Re, Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Trust, and AmTrust, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by ACAC on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without the Company’s consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

11. Related Party Transactions (continued)

The Company recorded approximately $15,089 and $22,379 of ceding commission expense for the three and nine months ended September 30, 2010 as a result of this transaction.

Warrant Exchange

Please see Note 7 to the consolidated financial statements.

 12. Segments

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

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended September 30, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$104,452	$110,313	$58,670	$273,435
Net premiums earned	142,419	120,747	46,427	309,593
Net losses and loss expenses	(95,409)	(76,199)	(29,017)	(200,625)
Commissions and other acquisition costs	(34,228)	(39,011)	(15,717)	(88,956)
General and administrative expenses	(6,745)	(220)	(124)	(7,089)
Underwriting income	$6,037	$5,317	$1,569	$12,923

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				19,127
Amortization of intangible assets				(1,452)
Foreign exchange gains				1,187
Subordinated debt interest expense				(9,117)
Other operating expenses				(3,751)
Income tax expense				(391)
Net Income				$18,526

Net loss and loss expense ratio*	67.0%	63.1%	62.5%	64.8%
Acquisition cost ratio**	24.0%	32.3%	33.9%	28.7%
General and administrative expense ratio***	4.8%	0.2%	0.2%	3.5%
Combined ratio****	95.8%	95.6%	96.6%	97.0%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

12. Segments (continued)

For the Nine Months Ended September 30, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$409,075	$340,992	$147,709	$897,776
Net premiums earned	455,378	333,070	68,858	857,306
Net losses and loss expenses	(294,044)	(209,184)	(43,036)	(546,264)
Commissions and other acquisition costs	(123,128)	(108,249)	(23,422)	(254,799)
General and administrative expenses	(18,343)	(1,292)	(124)	(19,759)
Underwriting income	$19,863	$14,345	$2,276	$36,484

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				56,430
Amortization of intangible assets				(4,356)
Foreign exchange losses				(380)
Subordinated debt interest expense				(27,348)
Other operating expenses				(9,117)
Income tax expense				(981)
Net Income				$50,732

Net loss and loss expense ratio*	64.6%	62.8%	62.5%	63.7%
Acquisition cost ratio**	27.0%	32.5%	34.0%	29.7%
General and administrative expense ratio***	4.0%	0.4%	0.2%	3.4%
Combined ratio****	95.6%	95.7%	96.7%	96.8%

For the Three Months Ended September 30, 2009	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$129,232	$92,168	$–	$221,400
Net premiums earned	147,876	89,474	–	237,350
Net losses and loss expenses	(110,420)	(54,703)	–	(165,123)
Commissions and other acquisition costs	(26,062)	(29,251)	–	(55,313)
General and administrative expenses	(3,785)	(812)	–	(4,597)
Underwriting income	$7,609	$4,708	$–	$12,317

Reconciliation to net income
Net investment income and realized investment gains (losses)				16,712
Amortization of intangible assets				(1,676)
Foreign exchange and other gains				210
Subordinated debt interest expense				(9,114)
Other operating expenses				(3,462)
Net Income				$14,987

Net loss and loss expense ratio*	74.7%	61.1%	–%	69.6%
Acquisition cost ratio**	17.6%	32.7%	–%	23.3%
General and administrative expense ratio***	2.6%	0.9%	–%	3.4%
Combined ratio****	94.9%	94.7%	–%	96.3%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

12. Segments (continued)

For the Nine Months Ended September 30, 2009	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$528,963	$267,341	$–	$796,304
Net premiums earned	401,761	269,522	–	671,283
Net losses and loss expenses	(294,005)	(168,463)	–	(462,468)
Commissions and other acquisition costs	(71,234)	(88,374)	–	(159,608)
General and administrative expenses	(13,599)	(1,873)	–	(15,472)
Underwriting income	$22,923	$10,812	$–	$33,735

Reconciliation to net income
Net investment income and realized investment gains (losses)				45,688
Amortization of intangible assets				(4,915)
Foreign exchange and other gains				2,401
Subordinated debt interest expense				(25,316)
Other operating expenses				(7,254)

Net Income				$44,339

Net loss and loss expense ratio*	73.2%	62.5%	–%	68.9%
Acquisition cost ratio**	17.7%	32.8%	–%	23.8%
General and administrative expense ratio***	3.4%	0.7%	–%	3.4%
Combined ratio****	94.3%	96.0%	–%	96.1%

*	Calculated by dividing net losses and loss expenses by net earned premium.
**	Calculated by dividing commission and other acquisition expenses by net earned premium
***	Calculated by dividing general and administrative expenses by net earned premium.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As at September 30, 2010
Reinsurance balances receivable, net	$146,270	$31,642	$66,441	$244,353
Prepaid reinsurance	31,575	–	–	31,575
Reinsurance recoverable on unpaid losses	6,000	–	–	6,000
Deferred commission and other acquisition costs	73,091	87,329	26,821	187,241
Loan to related party	–	167,975	–	167,975
Goodwill	52,617	–	–	52,617
Intangible assets, net	46,928	–	–	46,928
Restricted investments and cash	1,126,223	331,957	10,289	1,468,469
Corporate and other assets	3,933	–	–	634,412
Total Assets	$1,486,637	$618,903	$103,551	$2,839,570

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

12. Segments (continued)

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As at December 31, 2009
Reinsurance balances receivable, net	$171,482	$39,856	$–	$211,338
Prepaid reinsurance	28,752	–	–	28,752
Reinsurance recoverable on unpaid losses	11,984	–	–	11,984
Deferred commission and other acquisition costs	88,224	84,759	–	172,983
Loan to related party	–	167,975	–	167,975
Goodwill	52,617	–	–	52,617
Intangible assets, net	51,284	–	–	51,284
Restricted investments and cash	1,168,663	206,959	–	1,375,622
Corporate and other assets	2,502	–	–	567,182
Total Assets	$1,575,508	$499,549	$–	$2,639,737

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$37,471	13.7%	$28,691	13.0%
Casualty	54,178	19.8%	76,377	34.5%
Accident and Health	12,803	4.7%	24,164	10.9%
Total Diversified Reinsurance	104,452	38.2%	129,232	58.4%
AmTrust Quota Share
Small Commercial Business	43,664	16.0%	34,077	15.4%
Specialty Program Business	20,996	7.7%	13,052	5.9%
Specialty Risk and Extended Warranty	45,653	16.7%	45,039	20.3%
Total AmTrust Quota Share	110,313	40.4%	92,168	41.6%
ACAC Quota Share
Automobile liability	33,565	12.2%	–	–%
Automobile physical damage	25,105	9.2%	–	–%
Total ACAC Quota share	58,670	21.4%	–	–%
	$273,435	100.0%	$221,400	100.0%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

12. Segments (continued)

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$131,800	14.7%	$105,650	13.3%
Casualty	238,194	26.5%	331,685	41.6%
Accident and Health	39,081	4.4%	91,628	11.5%
Total Diversified Reinsurance	409,075	45.6%	528,963	66.4%
AmTrust Quota Share
Small Commercial Business	147,494	16.4%	132,985	16.7%
Specialty Program Business	51,897	5.8%	35,044	4.4%
Specialty Risk and Extended Warranty	141,601	15.8%	99,312	12.5%
Total AmTrust Quota Share	340,992	38.0%	267,341	33.6%
ACAC Quota Share
Automobile liability	84,524	9.4%	–	–%
Automobile physical damage	63,185	7.0%	–	–%
Total ACAC Quota Share	147,709	16.4%	–	–%
	$897,776	100.0%	$796,304	100.0%

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$42,800	13.8%	$33,948	14.3%
Casualty	86,028	27.8%	87,043	36.7%
Accident and Health	13,591	4.4%	26,885	11.3%
Total Diversified Reinsurance	142,419	46.0%	147,876	62.3%
AmTrust Quota Share
Small Commercial Business	46,744	15.1%	50,896	21.4%
Specialty Program Business	21,494	6.9%	11,426	4.9%
Specialty Risk and Extended Warranty	52,509	17.0%	27,152	11.4%
Total AmTrust Quota Share	120,747	39.0%	89,474	37.7%
ACAC Quota Share
Automobile liability	26,001	8.4%	–	–%
Automobile physical damage	20,426	6.6%	–	–%
Total ACAC Quota Share	46,427	15.0%	–	–%
	$309,593	100.0%	$237,350	100.0%

MAIDEN HOLDINGS, LTD.

Notes to Unaudited Condensed Consolidated Financial Statements
(In Thousands of United States Dollars, Except Par Value and Per Share Data)
(Unaudited)

12. Segments (continued)

	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$132,138	15.4%	$99,525	14.8%
Casualty	270,103	31.5%	224,737	33.5%
Accident and Health	53,137	6.2%	77,499	11.5%
Total Diversified Reinsurance	455,378	53.1%	401,761	59.8%
AmTrust Quota Share
Small Commercial Business	154,884	18.1%	157,645	23.5%
Specialty Program Business	52,948	6.2%	37,844	5.7%
Specialty Risk and Extended Warranty	125,238	14.6%	74,033	11.0%
Total AmTrust Quota Share	333,070	38.9%	269,522	40.2%
ACAC Quota Share
Automobile liability	38,595	4.5%	–	–%
Automobile physical damage	30,263	3.5%	–	–%
Total ACAC Quota Share	68,858	8.0%	–	–%
	$857,306	100.0%	$671,283	100.0%

13. Subsequent Events

Dividends

On November 4, 2010, the Company declared a quarterly dividend of $0.07 per common share, payable on January 18, 2011 to shareholders of record on January 3, 2011.

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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company ("Maiden US") and Maiden Bermuda and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty, a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverage. Maiden Bermuda does not underwrite any primary insurance business.

We historically have managed our business through two operating segments:  Diversified Reinsurance and the AmTrust Quota Share.  In the first quarter of 2010, we added a third segment, ACAC Quota Share, as a result of the ACAC Transaction discussed below.  As of September 30, 2010, we had approximately $758.4 million of total shareholders’ equity and $973.5 million in total capital, which includes shareholders’ equity and junior subordinated debt.

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

During 2009 and 2010, there were a number of events that impacted the property and casualty industry generally. While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2009 generally featured fewer such events, favorably impacting industry performance. Further, despite the ongoing global economic recession, industry investments in risk assets performed significantly better in 2009, increasing both statutory and generally accepted accounting principles in the United States ("GAAP") capital at the individual market participant level and in the aggregate across the reinsurance industry more generally. In the first nine months of 2010, a series of significant natural and man-made catastrophes occurred, including a major earthquake in Chile, damaging windstorms in Europe (Xynthia), a series of severe winter storms in the northeastern United States and the Deepwater Horizon explosion and oil spill in the Gulf of Mexico.  Consistent with its business model, the Company experienced no losses from the Chilean earthquake, Deepwater Horizon explosion or European windstorms, while losses from the United States winter storms, if any, are expected to be immaterial.

In addition, the property and casualty industry invest significant portions of its premiums and retained underwriting profits in fixed income maturities, the yields on which continue to perform at historically low levels. Continued existence of these conditions, including the possibility of even lower yields in the near-term will increasingly adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions are not supportive of additional pricing measures which would stabilize underwriting trends. Nonetheless, capital positions across the industry remain sufficiently strong that despite the unfavorable pricing and investment environment, competitive conditions appear unlikely to change in the immediately foreseeable future, although the ultimate impact remains unclear.  As market conditions continue to develop and competition further increases, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards.

Recent Developments

GMAC International Insurance Services, Ltd. Reinsurance Acquisition (“IIS Acquisition”)

On July 6, 2010, the Company announced that it entered into a definitive agreement to acquire the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. (“IIS”), including renewal rights on nearly $100 million of predominantly personal auto quota share reinsurance, as well as the supporting business development subsidiaries. The transaction includes the assumption of more than $100 million of loss reserves and net unearned premiums which will be funded by a transfer of cash and investments. IIS primarily focuses on providing branded auto and auto-related insurance products through its insurer partners to retail customers in the European Union and other global markets.

The Company presently expects the proposed transaction to close by the end of November 2010.   The Company also expects the transaction to be accretive to 2011 earnings, and to generally perform within its overall stated targets of a 96% combined ratio and medium-term ROE target of 15%.

ACAC Transaction

In November 2009, we announced an agreement in principal with American Capital Acquisition Corporation ("ACAC") regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC's acquisition of the GMACI Holdings, LLC (“GMACI”) U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008 and 2009. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust"), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC's issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC's issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC.

Management of this business is treated as a separate segment captioned ACAC Quota Share.

GMAC Acquisition

On October 31, 2008, we acquired the reinsurance operations of GMACI which included the following components, and the sum of which are referred to as the "GMAC Acquisition":

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

To support the businesses acquired in the GMAC Acquisition and Maiden Holdings North America, Ltd. (“Maiden NA”), on January 20, 2009, we completed an offering of approximately $260.1 million in the form of junior subordinated debentures (the "Debentures") issued by Maiden Capital Financing Trust, a trust established by Maiden NA, and also issued 11,700,000 common shares to the purchasers (“TRUPS Offering”). The Debentures mature in 2039 and carry an interest rate of 14%. Approximately 61% of these securities were placed privately with two of our Founding Shareholders (Michael Karfunkel and George Karfunkel), and the remainder with existing institutional investors.

2010 Financial Highlights

2010 Consolidated Results of Operations

•
Net income available to common shareholders of $18.5 million and $50.7 million, or $0.26 and $0.72 basic and diluted  for the three and nine months ended September 30, 2010 as compared to $15.0 million and $44.3 million, or $0.21 basic and diluted and $0.64 basic and $0.63 diluted earnings per share, for the same periods in 2009, respectively.

•
Operating earnings (1) of $18.1 million and $55.5 million, or $0.26 and $0.79 basic and diluted operating earnings per share, for the three and nine months ended September 30, 2010 compared to $16.5 million and $47.3 million, or $0.24 basic and $0.23 diluted and $0.68 basic and diluted operating earnings per share, in the same periods in 2009, respectively. (1)

•	Gross premiums written of $952.0 million in 2010 as compared to $796.3 million in 2009.

•	Net premiums earned of $857.3 million in 2010 as compared to $671.3 million in 2009.

•
Underwriting income of $12.9 million and $36.5 million and combined ratios of 97.0% and 96.8%  for the three and nine months ended September 30, 2010 compared to $12.3 million and $33.7 million and combined ratios of 96.3% and 96.1%, respectively for the same periods in 2009 (1)

•	Net investment income of $54.0 million as compared to $46.2 million in 2009.

2010 Consolidated Financial Condition

•	Annualized operating return on equity of 10.3% for the nine months ended September 30, 2010 as compared to 10.8% for the same period in 2009. (1)

•	Common shareholders' equity of $758.4 million; book value per common share of $10.52.

•
Total investments of $1.6 billion; fixed maturities and short-term securities comprising 99.7% of total investments, of which 55.9% have a credit rating of AAA and an overall average credit rating of AA.

•	Total assets of $2.8 billion.

•	Reserve for losses and loss expenses of $1.1 billion.

•	Total debt of $215.2 million and a debt to total capitalization ratio of 22.1%.

(1)
Operating earnings, operating earnings per share, underwriting income, combined ratio and book value per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for additional information and a reconciliation to the nearest GAAP financial measure (net income).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in Millions)
Net income	$18.5	$15.0	$50.7	$44.3
Add (subtract):
Net realized and unrealized investment (gains) losses	(1.6)	0.1	(2.5)	0.5
Amortization of intangible assets	1.4	1.6	4.4	4.9
IIS transaction expenses	0.6	–	1.5	–
Foreign exchange and other (gains) losses	(1.2)	(0.2)	0.4	(2.4)
Income tax expense	0.4	–	1.0	–
Operating earnings	$18.1	$16.5	$55.5	$47.3
Operating earnings per common share:
Basic operating earnings per share	$0.26	$0.24	$0.79	$0.68
Diluted operating earnings per share	$0.26	$0.23	$0.79	$0.68

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

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (realized gains or losses on investments, foreign exchange gain and other (gains) losses, amortization of intangibles, and amortization of intangible assets) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Given the current interest rate environment this target may take somewhat longer to achieve. Operating ROE for the three and nine months ended September 30, 2010 and 2009 is computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in Millions)
Operating earnings	$18.1	$16.5	$55.5	$47.3

Opening shareholders’ equity	$724.8	$605.4	$676.5	$509.8
Ending shareholders’ equity	$758.4	$664.6	$758.4	$664.6
Average shareholders’ equity	$741.6	$635.0	$717.5	$587.2

Operating return on equity	2.4%	2.6%	7.7%	8.1%
Annualized operating return on equity	9.7%	10.3%	10.3%	10.8%

Book Value per Share: Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company's book value per share ultimately translates into growth in the Company's stock price. Book value per share is calculated using common shareholders' equity divided by the number of common shares outstanding. Book value per share is impacted by the Company's net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio.  Book value per share as of September 30, 2010 and December 31, 2009 is computed as follows:

	September 30, 2010	December 31, 2009
	($ in Millions)
Ending shareholders’ equity	$758.4	$676.5

Common shares outstanding	72,105,694	70,291,289

Book value per share	$10.52	$9.62

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

•
The Company utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 96.8% of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy. As of September 30, 2010 and December 31, 2009, we have not adjusted any prices provided by the Pricing Service.

•
The Company will challenge any prices for its investments that are not considered to represent fair value. If a fair value is challenged, the Company will obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of September 30, 2010 and December 31, 2009, only one security valued using the market approach at approximately $8.6 million and $7.9 million, respectively, was priced using a quotation from a broker as opposed to the Pricing Service.  As of September 30, 2010, we have not adjusted any pricing provided by the broker-dealers based on the review performed by our investment managers.

•
To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of September 30, 2010 and December 31, 2009.

Results of Operations

Net Income

Net income for the three months ended September 30, 2010 was $18.5 million compared to net income of $15.0 million for the same period in 2009.  Net income for the nine months ended September 30, 2010 was $50.7 million compared to net income of $44.3 million for the same period in 2009.

The improvement in net income for the three months ended September 30, 2010 as compared to the same period in 2009 was principally the result of increased investment income and net realized investment gains as the Company's invested asset base continued to increase in 2010 compared to 2009. In addition, underwriting income improved as a result of the Company's continuing growth despite a marginally higher combined ratio.  Certain non-recurring expenses totaling $0.6 million related to the IIS Transaction offset these improvements.

The improvement in net income for the nine months ended September 30, 2010 as compared to the same period in 2009 was principally the result of increased investment income and net realized investment gains as the Company's invested asset base continued to increase in 2010 compared to 2009. In addition, underwriting income improved as a result of the Company's continuing growth despite a marginally higher combined ratio. These improvements were partially offset by higher operating expenses, particularly as a result of the non-recurring expenses associated with the IIS Transaction, higher interest expense from the TRUPS Offering (which commenced in 2009), a foreign exchange loss, and deferred tax expenses.

            The following table sets forth our selected consolidated statement of operations data for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in Millions)
Gross premiums written	$289.8	$221.4	$952.0	$796.3

Net premiums written	$273.4	$221.4	$897.8	$796.3

Net earned premium	$309.6	$237.3	$857.3	$671.3
Loss and loss adjustment expenses	(200.6)	(165.1)	(546.3)	(462.5)
Commissions and other acquisition expenses	(89.0)	(55.3)	(254.8)	(159.6)
General and administrative expenses	(7.1)	(4.6)	(19.7)	(15.5)
Total underwriting income	12.9	12.3	36.5	33.7
Other operating expenses	(3.7)	(3.4)	(9.1)	(7.3)
Net investment income	17.5	16.8	54.0	46.2
Net realized and unrealized investment gains (losses)	1.6	(0.1)	2.4	(0.5)
Amortization of intangible assets	(1.5)	(1.7)	(4.4)	(4.9)
Foreign exchange and other (loss) gains	1.2	0.2	(0.4)	2.4
Junior subordinated debt interest expense	(9.1)	(9.1)	(27.3)	(25.3)
Deferred tax expense	(0.4)	−	(1.0)	−
Net income	$18.5	$15.0	$50.7	$44.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Selected Consolidated Ratios:
Loss and loss expense ratio	64.8%	69.6%	63.7%	68.9%
Acquisition cost ratio	28.7%	23.3%	29.7%	23.8%
General and administrative expense ratio	3.5%	3.4%	3.4%	3.4%
Expense ratio	32.2%	26.7%	33.1%	27.2%
Combined ratio	97.0%	96.3%	96.8%	96.1%

Comparison of Three and Nine Months Ended September 30, 2010 and 2009

Premiums.  We evaluate our business by segment.  The ACAC Quota Share segment commenced in March 2010.  As premiums associated with the ACAC Quota Share continue to increase during 2010, the mix of business among the segments will continue to shift and become more diverse, reducing the percentage of premiums and losses from the Diversified Reinsurance and AmTrust Quota Share segments.  The following tables detail the mix of our business on both a net premiums written and net premiums earned basis for the three and nine months ended September 30, 2010 and 2009:

	Net Premiums Written Three Months Ended September 30,		Net Premiums Earned Three Months Ended September 30,
	2010	2009	2010	2009
Diversified Reinsurance	38.2%	58.4%	46.0%	62.3%
AmTrust Quota Share	40.4%	41.6%	39.0%	37.7%
ACAC Quota Share	21.4%	− %	15.0%	− %
Total	100.0%	100.0%	100.0%	100.0%

	Net Premiums Written Nine Months Ended September 30,		Net Premiums Earned Nine Months Ended September 30,
	2010	2009	2010	2009
Diversified Reinsurance	45.6%	66.4%	53.1%	59.8%
AmTrust Quota Share	38.0%	33.6%	38.9%	40.2%
ACAC Quota Share	16.4%	− %	8.0%	− %
Total	100.0%	100.0%	100.0%	100.0%

Net Premiums Written.  Net premiums written increased by $52.0 million or 23.5% for the three months ended September 30, 2010 as compared to the same period in 2009 and increased $101.5 million or 12.7% for the nine months ended September 30, 2010 as compared to the same period in 2009. The increase in net premiums written in the respective periods was primarily the result of the following:

•
Commencement of the ACAC Quota Share on March 1, 2010. Premiums associated with this segment totaled $58.7 million and $147.7 million for the three and nine months ended September 30, 2010, accounting for the majority of the net increase in premiums.

•
Continuing strong growth in our AmTrust Quota Share segment.   The AmTrust Quota Share segment increased by $18.1 million or 19.7% in the three months ended September 30, 2010 as compared to the same period in 2009, and $73.7 million or 27.5% in the nine months ended September 30, 2010 as compared to the same period in 2009.   For the three months ended September 30, the increase is the result of significant growth in the Specialty Program and Small Commercial lines of business, with slower growth experienced in the Specialty Risk and Extended Warranty line.  For the nine months ended September 30, the increase was primarily due to a substantial increase in the Specialty Risk and Extended Warranty line of business, where AmTrust continues to expand, particularly internationally.

•
A decrease in premium written in the Diversified Reinsurance Agreement.   The Company did not renew certain large accounts as part of its disciplined underwriting practice and also some clients chose to retain more risk and did not renew accounts, as a result, premiums written decreased by $24.8 million or 19.2% and $119.9 million or 22.7% for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, respectively.

Net Premiums Earned.   Net premiums increased by $72.2 million or 30.4% for the three months ended September 30, 2010 as compared to the same period in 2009 and increased $186.0 million or 27.7% for the nine months ended September 30, 2010 as compared to the same period in 2009.

The increases were primarily attributable to the commencement of the ACAC Quota Share segment in 2010 along with continuing growth in the AmTrust Quota Share. In the Diversified Reinsurance segments, the impact of the unearned premium assumed from the GMAC Acquisition which was acquired net of acquisition costs, still represented a significant portion of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability from period to period.

Net Investment Income.  Net investment income increased by $0.7 million or 4.3% and $7.8 million or 16.9% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. Average invested assets for the periods were approximately $2.1 billion and $2.0 billion for the three and nine months ended September 30, 2010, as compared to $1.9 billion and $1.8 billion for the same periods in 2009.  The average yields were approximately 3.4% and 3.5% as compared to 3.6% and 3.4%.  Continued growth in the overall book of business combined with positive cash flow from operations over the last twelve months contributed to the growth in invested assets. Further, the Company has continued to deploy the cash obtained through the GMAC Acquisition and also from the proceeds from the TRUPS Offering.  Despite the Company’s premium growth and the increase in average invested assets, investment income grew at a slower rate in the three months ended September 30, 2010 as compared to recent quarters. This slower growth reflects the significant accumulation of cash and cash equivalents, which are yielding historically low levels. Please refer to Liquidity and Capital Resources for a more detailed discussion of the Company’s investing position relative to the continuing accumulation of cash and cash equivalents, along with the Company’s operating and investing cash flow results.

Net Realized Investment Gains (Losses).  Net realized gains on investments were $1.6 million and $2.5 million for the three and nine months ended September 30, 2010, compared to net realized losses of ($0.1) million and ($0.5) million for the three and nine months ended September 30, 2009, respectively.  For additional information on the Company’s investments and realized gains and losses, please refer to Liquidity and Capital Resources.

 Loss and Loss Adjustment Expenses.  Loss and loss adjustment expenses increased by $35.5 million or 21.5% and $83.8 million or 18.1% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively.  The Company’s loss ratio decreased to 64.8% and 63.7% for the three and nine months ended September 30, 2010 compared to 69.6% and 68.9% for the same periods in 2009.  As of September 30, 2009, the Company’s earned premium in the Diversified Reinsurance segment from the GMAC Acquisition had not yet completed its first full year and was still increasing and thus comparability is affected.  Accordingly, the 2010 ratios more accurately reflect recurring loss ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $33.7 million or 60.8% and $95.2 million or 59.6% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. This increase was primarily due to the increase in Commission and Other Acquisition Expenses associated with the Diversified Reinsurance segment, which was driven by the following: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs; 3) the Diversified Reinsurance segment's mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio; and 4) increased commissions accruals on the 2009 and 2010 underwriting years due to lower loss ratios. In addition, growth in the AmTrust Quota Share segment and the commencement of the ACAC Quota Share segment contributed to the increases as well. As a result, the acquisition cost ratio increased to 28.7% and 29.7% for the three and nine months ended September 30, 2010 as compared to 23.3% and 23.8% for the same periods in 2009, respectively. The 2010 ratios more accurately reflect recurring acquisition ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

General and Administrative Expenses.   Other operating expenses include general and administrative expenses which are segregated for analytical purposes as a component of underwriting income.  Other operating expenses consist of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in Millions)
General and administrative expenses – segments	$7.1	$4.6	$19.7	$15.5
Other operating expenses – corporate	3.7	3.4	9.1	7.3
Total	$10.8	$8.0	$28.8	$22.8
General and administrative expense ratio	3.5%	3.4%	3.4%	3.4%

The increase in other operating expenses reflects the overall growth of the Company over the last twelve months, including increases in headcount, professional services, information technology and other related infrastructure costs.  In 2010, other operating expenses for the three and nine months ended September 30, 2010, include $0.6 million and $1.5 million of non-recurring expenses incurred to date as a result of the IIS Transaction, respectively.  Excluding these non-recurring expenses, the Company's general and administrative expense ratio, which is a measure of its efficiency, decreased to 3.3% and 3.2% for the three and nine months ended September 30, 2010 compared to 3.4% in both of the same periods in 2009, respectively.

            Junior Subordinated Debt Interest Expense.  The TRUPS Offering was completed in January 2009 and the interest expense was $9.1 million in the three months ended September 30, 2010 and 2009, and $27.3 million and $25.3 million in the nine months ended September 30, 2010 and 2009, respectively.

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

Diversified Reinsurance Segment

Underwriting income decreased slightly in the three and nine months ended September 30, 2010 as compared to the same period in 2009. This was primarily due to a slightly higher combined ratio in both periods, which increased to 95.8% in the three months ended September 30, 2010 as compared to 94.9% for the same period in 2009, and 95.6% in the nine months ended September 30, 2010 as compared to 94.3% for the same period in 2009.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	($ in Millions)
Net premiums written	$104.5	$129.2	$409.1	$529.0

Net premiums earned	142.4	147.9	455.4	401.7
Net losses and loss expenses	(95.4)	(110.4)	(294.1)	(294.0)
Commissions and other acquisition expenses	(34.2)	(26.1)	(123.1)	(71.2)
General and administrative expenses	(6.8)	(3.8)	(18.3)	(13.6)
Underwriting income	$6.0	$7.6	$19.9	$22.9

Loss and loss expense ratio	67.0%	74.7%	64.6%	73.2%
Acquisition cost ratio	24.0%	17.6%	27.0%	17.7%
General and administrative expense ratio	4.8%	2.6%	4.0%	3.4%
Expense ratio	28.8%	20.2%	31.0%	21.1%
Combined ratio	95.8%	94.9%	95.6%	94.3%

Premiums.  Net premiums written decreased by $24.7 million, or 19.2% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The table below details net premiums written by line of business in this segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$37.5	$28.7	$8.8	30.6%
Casualty	54.2	76.4	(22.2)	(29.1)%
Accident and Health	12.8	24.1	(11.3)	(47.0)%
Total Diversified Reinsurance	$104.5	$129.2	$(24.7)	(19.2)%

The Company continued to maintain its disciplined underwriting approach in the face of continuing competitive market conditions during the three months ended September 30, 2010. In addition, the Company did not renew certain Casualty and Accident and Health accounts that were either underperforming or did not meet the Company’s pricing requirements relative to the exposures reinsured.  In addition, some clients chose to retain more risk and did not renew accounts.  These factors contributed to the decrease in net premium written in the three months ended September 30, 2010 as compared to the same period in 2009.

Net premiums written decreased by $119.9 million, or 22.7% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The table below details net premiums written by line of business in this segment for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$131.8	$105.7	$26.1	24.8%
Casualty	238.2	331.7	(93.5)	(28.2)%
Accident and Health	39.1	91.6	(52.5)	(57.3)%
Total Diversified Reinsurance	$409.1	$529.0	$(119.9)	(22.7)%

Consistent with its disciplined underwriting approach, the Company did not renew certain large Casualty accounts that did not meet its pricing requirements. Due to the nature of certain of these non-renewals, the Company does not anticipate similar non-renewals during the remainder of 2010. In addition, the Company did renew more than 85% of its accounts at its January 1 renewal in this segment. Finally, the Company did not renew certain underperforming Accident and Health accounts as well. These factors contributed to the decrease in net premium written in the nine months ended September 30, 2010 as compared to the same period in 2009.

Net premium earned decreased by $5.5 million, or 3.7% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.  The table below details net premiums earned by line of business in this segment for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$42.8	$34.0	$8.8	26.1%
Casualty	86.0	87.0	(1.0)	(1.2)%
Accident and Health	13.6	26.9	(13.3)	(49.4)%
Total Diversified Reinsurance	$142.4	$147.9	$(5.5)	(3.7)%

The decrease in Accident and Health written premiums caused the decline in earned premiums, which were partially offset by increases in Property earned premiums due to increases in writings and the ongoing implementation of the GMAC Acquisition in 2009, which were assumed net of acquisition costs and which had not yet completed its first full year of operations.  These premiums represented a significant portion of the premium earned in 2009, which resulted in lower earned premium in that period and thus also affects comparability from period to period with 2010.

Net premium earned increased by $53.7 million, or 13.3% for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  The table below details net premiums earned by line of business in this segment for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Property	$132.2	$99.5	$32.7	32.8%
Casualty	270.1	224.7	45.4	20.2%
Accident and Health	53.1	77.5	(24.4)	(31.4)%
Total Diversified Reinsurance	$455.4	$401.7	$53.7	13.3%

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

Loss and Loss Adjustment Expenses.     Loss and loss adjustment expenses decreased by $15.0 million or 13.6% and increased by $0.04 million or less than 1% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. The segments loss ratio decreased to 67.0% and 64.6% for the three and nine months ended September 30, 2010 compared to 74.7% and 73.2% for the same periods in 2009. The decrease in loss and loss adjustment expenses reflects the decrease in the segments premiums in 2010 as compared to 2009.  Earned premiums increased in 2010 as compared to 2009 due to the ongoing implementation of the GMAC Acquisition in 2009, as the unearned premiums associated with that transaction were assumed net of acquisition costs and which had not yet completed its first full year of operations.  These premiums represented the majority of the premium earned in 2009, which resulted in lower earned premium in that period and thus produced higher loss ratios during 2009. The 2010 ratios more accurately reflect recurring loss ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

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

The Company amortized gains in this segment as a reduction of losses incurred of $8.8 million and $20.4 million for the three and nine months ended September 30, 2010 as compared to $1.8 million and $7.6 million, in the same periods in 2009, respectively.  The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $43.2 million through September 30, 2010 as compared to $18.2 million through December 31, 2009. The remaining unamortized deferred gain recorded as an addition to the Company’s loss reserves are $10.5 million as of September 30, 2010 as compared to $5.7 million as of December 31, 2009.

Commission and Other Acquisition Expenses.      Commission and other acquisition expenses increased by $8.2 million or 31.3% and  $51.9 million or 72.9% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively.  This increase was primarily due to the increase in Commission and Other Acquisition Expenses associated with the Diversified Reinsurance segment, which was driven by the following: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs and thus acquisition costs in 2009 were reduced; and 3) the segments mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio.  As a result, the acquisition cost ratio increased to 24.0% and 27.0% for the three and nine months ended September 30, 2010 as compared to 17.6% and 17.7% for the same periods in 2009, respectively. The 2010 ratios more accurately reflect recurring acquisition ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

General and Administrative Expenses.    General and administrative expenses increased by $3.0 million or 78.2% and $4.7 million or 34.9%, for the three and nine months ended September 30, 2010 compared to same period in 2009, respectively. The general and administrative expense ratio was 4.8% and 4.0% for the three and nine months ended September 30, 2010 compared to 2.6% and 3.4% in the same periods in 2009, respectively. The overall expense ratio (including acquisition costs) was 28.8% and 31.0% for the three and nine months ended September 30, 2010 compared to 20.2% and 21.1% in the same periods in 2009, respectively.  The increase in the ratio is due to the factors cited under Commissions and Other Acquisition Expenses.

AmTrust Quota Share Segment

Underwriting income improved significantly in the three and nine months ended September 30, 2010, as compared to the same period in 2009, due to ongoing premium growth in the segment combined with generally stable combined ratios. The combined ratio for the segment was 95.6% in the three months ended September 30, 2010 as compared to 94.7% for the same period in 2009, and 95.7% in the nine months ended September 30, 2010 as compared to 96.0% for the same period in 2009.  The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share segment for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months Ended September 30,		For the period March 1, to September 30,
	2010	2009	2010	2009
	($ in Millions)
Net premiums written	$110.3	$92.2	$341.0	$267.3

Net premiums earned	$120.7	$89.5	$333.1	$269.5
Net losses and loss expenses	(76.2)	(54.7)	(209.2)	(168.4)
Commissions and other acquisition expenses	(39.0)	(29.3)	(108.3)	(88.4)
General and administrative expenses	(0.2)	(0.8)	(1.3)	(1.9)
Underwriting income	$5.3	$4.7	$14.3	$10.8

Net loss and loss expense ratio	63.1%	61.1%	62.8%	62.5%
Acquisition cost ratio	32.3%	32.7%	32.5%	32.8%
General and administrative expense ratio	0.2%	0.9%	0.4%	0.7%
Expense ratio	32.5%	33.6%	32.9%	33.5%
Combined ratio	95.6%	94.7%	95.7%	96.0%

Premiums Written.  Net premiums written increased by $18.1 million or 19.7% for the nine months ended September 30, 2010 as compared to the same period in 2009.    The increase in net premiums written in the three months ended September 30, 2010 compared to the same period in 2009 is primarily the result of significant growth in the Specialty Program and Small Commercial lines of business, with slower growth experienced in the Specialty Risk and Extended Warranty line. The table below details components of net premiums written for the three months ended September 30, 2010 as compared to the same period in 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$43.7	$34.1	$9.6	28.1%
Specialty Program Business	21.0	13.1	7.9	60.9%
Specialty Risk and Extended Warranty	45.6	45.0	0.6	1.4%
Total AmTrust Quota Share	$110.3	$92.2	$18.1	19.7%

Net premiums written increased by $73.7 million or 27.5% for the nine months ended September 30, 2010 as compared to the same period in 2009.  For the nine months ended September 30, 2010 compared to the same period in 2009, the increase was primarily due to a substantial increase in the Specialty Risk and Extended Warranty line of business, where AmTrust continues expand, particularly internationally, along with growth in its Specialty Program business.  The table below details components of net premiums written for the nine months ended September 30, 2010 as compared to the same period in 2009:

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$147.5	$133.0	$14.5	10.9%
Specialty Program Business	51.9	35.0	16.9	48.1%
Specialty Risk and Extended Warranty	141.6	99.3	42.3	42.6%
Total AmTrust Quota Share	$341.0	$267.3	$73.7	27.5%

Premiums Earned.  Net premiums earned increased by $31.2 million or 35.0% for the three months ended September 30, 2010 as compared to the same period in 2009.  The increase in net premiums earned in the three months ended September 30, 2010 compared to the same period in 2009 is primarily the result of significant growth in the Specialty Program and Small Commercial lines of business, with slower growth experienced in the Specialty Risk and Extended Warranty line. For the nine months ended September 30, 2010 compared to the same period in 2009, the increase was primarily due to a substantial increase in the Specialty Risk and Extended Warranty line of business, where AmTrust continues expand, particularly internationally, along with growth in its Specialty Program business. The table below details components of net premiums earned for the three months ended September 30, 2010 as compared to the same period in 2009:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$46.7	$50.9	$(4.2)	(8.2)%
Specialty Program Business	21.5	11.4	10.1	88.1%
Specialty Risk and Extended Warranty	52.5	27.2	25.3	93.4%
Total AmTrust Quota Share	$120.7	$89.5	$31.2	35.0%

Net premiums earned increased by $63.6 million or 23.6% for the nine months ended September 30, 2010 as compared to the same period in 2009.  The table below details components of net premiums earned for the nine months ended September 30, 2010 as compared to the same period in 2009:

	Nine Months Ended September 30
	2010	2009	$ Change	% Change
	($ in Millions)
Small Commercial Business	$154.9	$157.6	$(2.7)	(1.8)%
Specialty Program Business	53.0	37.9	15.1	39.9%
Specialty Risk and Extended Warranty	125.2	74.0	51.2	69.2%
Total AmTrust Quota Share	$333.1	$269.5	$63.6	23.6%

Loss and Loss Adjustment Expenses.  Net losses and loss expenses increased by $21.5 million or 39.3% and $40.7 million or 24.2% for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, respectively.  The segments loss ratio increased to 63.1% and 62.8% for the three and nine months ended September 30, 2010 compared to 61.1% and 62.5% for the same periods in 2009.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by  $9.8 million or 33.4%  and $19.9 million or 22.5% for the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. The increase in commissions and other acquisition expenses is consistent with the increase in earned premiums.

General and Administrative Expenses.  General and administrative expenses decreased by $0.6 million for the three and nine months ended September 30, 2010 compared to the same period in 2009.    The decrease reflects the continued diversification of the Company’s overall book of business among different segments and the resulting decreased allocation of overhead expenses to this segment in 2010 as compared to 2009.

ACAC Quota Share Segment

This segment commenced on March 1, 2010. Please refer to the above discussion of the ACAC Transaction.  For the three months ended September 30, 2010, the combined ratio was 96.6% and for the period from March 1 to September 30, 2010, the combined ratio was 96.7%, consisting of a loss ratio of 62.5% and an expense ratio of 34.2%.

	For the Three Months Ended September 30,		For the period March 1, to September 30,
	2010	2009	2010	2009
	($ in Millions)
Net premiums written	$58.7	$—	$147.7	$—

Net premiums earned	$46.4	$—	$68.8	$—
Net losses and loss expenses	(29.0)	—	(43.0)	—
Commissions and other acquisition expenses	(15.7)	—	(23.4)	—
General and administrative expenses	(0.1)	$—	(0.1)	—
Underwriting income	$1.6	$—	$2.3	$—

Net loss and loss expense ratio	62.5%	—%	62.5%	—%
Acquisition cost ratio	33.9%	—%	34.0%	—%
General and administrative expense ratio	0.2%	—%	0.2%	—%
Expense ratio	34.1%	—%	34.2%	—%
Combined ratio	96.6%	—%	96.7%	—%

Premiums.  The table below details components of net premiums written and earned for the three months ended September 30, 2010 and for the period from March 1 to September 30, 2010:

	For the Three Months Ended September 30,		For the period March 1, to September 30,
	Written Premium	Earned Premium	Written Premium	Earned Premium
	2010	2010	2010	2010
	($ in Millions)
Automobile liability	$33.6	$26.0	$84.5	$38.6
Automobile physical damage	25.1	20.4	63.2	30.2
Total ACAC Quota Share	$58.7	$46.4	$147.7	$68.8

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require prior approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Bermuda Insurance Act of 1978 and related regulations. At September 30, 2010, the statutory capital and surplus of Maiden Bermuda was $655.9 million, and the amount of capital and surplus required to be maintained was $484.7 million. During 2010 and 2009, Maiden Bermuda paid no dividends to Holdings.

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

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows from and (used) in operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
	($ in Millions)
Operating activities	$114.2	$(11.2)
Investing activities	87.6	(144.2)
Financing activities	(39.4)	117.2
Effect of foreign exchange on cash	(0.3)	0.9
Total increase in cash and cash equivalents	$162.1	$(37.3)

Cash flows provided by operations for the nine months ended September 30, 2010 were $114.2 million compared to cash flow used in operations of $11.2 million for the nine months ended September 30, 2009. The increase in net premiums written offset by a slightly higher combined ratio accounted for the change in operating cash flow.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. We generated $87.6 million in net cash from investing activities during the nine months ended September 30, 2010 compared to using $144.2 million for the nine months ended September 30, 2009.  This reflects the sales of certain securities which had not been reinvested by quarter-end due to the decline in interest rates which limited our reinvestment opportunities along with increased prepayments of certain mortgage-backed securities, also brought about by the decline in interest rates.

Cash flows used by financing activities were $39.4 million for the nine months ended September 30, 2010 compared to $117.2 million provided by financing activities for the nine months ended September 30, 2009. In 2010, cash flow used consisted of dividends paid of $13.7 million and the repayment of $25.7 million of the proceeds from the securities sold under agreements to repurchase, at contract value. Cash flows provided by financing activities for the nine months ended September 30, 2009 were the TRUPS Offering (net of expenses) of $255.7 million, reduced by dividends paid of $12.0 million and the repayment of $126.6 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

At September 30, 2010, the Company has cash and cash equivalents (including restricted cash and cash equivalents) totaling $488.4 million, which was an increase from $347.5 million at June 30, 2010 and $252.3 million at December 31, 2009. The increase was due to a significant increase in cash flow from operations and investing activities in the three and nine months ended September 30, 2010.   The continuing increase in cash and cash equivalents reflects a challenging fixed income security market place, where significant price appreciation has reduced yields to historically low levels. The continuing sharp decline in interest rates, the combined result of slower than anticipated economic growth particularly in the United States and aggressive monetary policy by central banks worldwide, both of which are expected to continue for the foreseeable future, has limited the amount and type of fixed income investments the Company has made and believes are consistent with its investment philosophy. Further, the Company believes the current interest rate environment presents significant interest rate risk over the intermediate term, making longer duration fixed income investments potentially more volatile than both historical and recent experience would indicate.

As a result, the Company has been deploying its accumulated cash and cash equivalents in a measured and deliberate manner, as to date it continues to believe that its investment philosophy and the portfolio’s duration are appropriate. As a result, despite the continuing increase in the Company’s investable assets, now totaling $2.2 billion as of September 30, 2010 as compared to $2.1 billion as of December 31, 2009, the Company’s investment income declined in the third quarter 2010 compared to the second quarter 2010 and prospectively may not grow at a pace commensurate with the increase in investable assets over the coming quarters. The Company will continue to deploy its cash as quickly and as prudently as investment opportunities consistent with its investment philosophy present themselves.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden U.S. retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of September 30, 2010, certain of these liabilities and collateralized arrangements are recorded in Maiden Bermuda while the remaining are recorded in Maiden US.

As of September 30, 2010, total trust account deposits were $1,468.5 million compared to $1,375.6 million as of December 31, 2009. The following table details additional information on the trust account deposits by segment and by underlying asset as of September 30, 2010 and December 31, 2009:

	September 30, 2010			December 31, 2009
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)
Maiden US	$79.0	$483.7	$562.7	$38.6	$258.9	$297.5
Maiden Bermuda	85.1	478.5	563.6	94.8	776.3	871.1
Total Diversified Reinsurance Segment	164.1	962.2	1,126.3	133.4	1,035.2	1,168.6
Maiden Bermuda	54.8	287.4	342.2	11.5	195.5	207.0
Total AmTrust Quota Share Segment	54.8	287.4	342.2	11.5	195.5	207.0
Total	$218.9	$1,249.6	$1,468.5	$144.9	$1,230.7	$1,375.6

As part of the AmTrust Quota Share, Maiden Bermuda has also loaned funds totaling $168.0 million as of September 30, 2010 and December 31, 2009, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $23.2 million and $19.6 million as of September 30, 2010 and December 31, 2009, respectively.

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

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities. The table below shows the aggregate amounts of our invested assets at fair value at September 30, 2010 and December 31, 2009:

September 30, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. Treasury bonds	$43.6	$1.6	$—	$45.2
U.S. Agency bonds – mortgage and asset-backed	678.9	27.5	—	706.4
U.S. Agency bonds – other	67.7	2.4	—	70.1
Corporate fixed maturities	674.2	57.8	(13.8)	718.2
Municipal bonds	41.0	1.5	—	42.5
Total available-for-sale fixed maturities	1,505.4	90.8	(13.8)	1,582.4
Other investments	5.5	—	—	5.5
Total investments	$1,510.9	$90.8	$(13.8)	$1,587.9

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
	($ in Millions)
Fixed Maturities:
U.S. Treasury bonds	$39.3	$0.2	$(0.3)	$39.2
U.S. Agency bonds – mortgage and asset-backed	779.4	17.5	(2.3)	794.6
U.S. Agency bonds – other	217.2	4.8	(0.5)	221.5
Corporate fixed maturities	564.8	38.0	(20.1)	582.7
Municipal bonds	22.7	1.0	—	23.7
Total available-for-sale fixed maturities	1,623.4	61.5	(23.2)	1,661.7
Other investments	5.7	—	(0.1)	5.6
Total investments	$1,629.1	$61.5	$(23.3)	$1,667.3

 Despite the growth in premium and significant improvement in cash flow from operations in 2010 as compared to 2009, total investments in fixed maturities were relatively unchanged at September 30, 2010 as compared to 2009. As noted in the section on Liquidity and Cash Flow, the Company experienced a significant increase in cash flow from operations and investing activities in the three and nine months ended September 30, 2010 as compared to the same periods in 2009, respectively, but had not as yet fully invested this cash flow in fixed maturity investments. This increase in cash and cash and equivalents may limit the continuing increases in investment income until these elevated levels of cash and cash equivalents are fully invested.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010 are classified as trading for the purpose of augmenting where possible investment returns. As of September 30, 2010, the Company maintained one open position in a U.S. treasury bond sold but not yet purchased valued at $54.3 million which resulted in an unrealized loss of $2.0 million and $4.7 million for the three and nine months ended September 30, 2010, which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statements of income.

As noted in the section in Liquidity and Cash Flow, the company has sold certain securities with shorter durations and embedded gains while also trading certain U.S. Treasury securities in both long and short positions, which has resulted in increased trades with gain and loss activity.  These gains and losses can be further analyzed as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Realized gains (losses) on available-for-sale securities	$3.5	$—	$7.7	$(0.3)
Realized gains (losses) from trading securities	0.3	—	(0.3)	—
Other investments	(0.3)	(0.1)	(0.2)	(0.1)
Unrealized loss from investment sold but not yet purchased	(1.9)	—	(4.7)	—
Total	$1.6	$(0.1)	$2.5	$(0.4)

The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2010 and December 31, 2009 by the amount of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$–	$–	$–	$–	$–	$–
U.S. agency bonds – mortgage and asset - backed	2.5	–	1.9	–	4.4	–
U.S. agency bonds – other	–	–	–	–	–	–
Corporate fixed maturities	36.6	(0.9)	153.4	(12.9)	190.0	(13.8)
Municipal bonds	9.2	–	–	–	9.2	–
Total available-for-sale fixed maturities	$48.3	$(0.9)	$155.3	$(12.9)	$203.6	$(13.8)
Other investments	$4.7	$–	$–	$–	$4.7	$–
Total	$53.0	$(0.9)	$155.3	$(12.9)	$208.3	$(13.8)

As of September 30, 2010, there were approximately 20 securities in an unrealized loss position with a fair value of $208.3 million and unrealized losses of $13.8 million. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $155.3 million and unrealized losses of $12.9 million.

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$8.6	$(0.3)	$–	$–	$8.6	$(0.3)
U.S. agency bonds – mortgage and asset - backed	235.0	(2.3)	0.7	–	235.7	(2.3)
U.S. agency bonds – other	59.5	(0.5)	–	–	59.5	(0.5)
Corporate fixed maturities	11.7	(0.6)	193.7	(19.5)	205.4	(20.1)
Total available-for-sale fixed maturities	$314.8	$(3.7)	$194.4	$(19.5)	$509.2	$(23.2)
Other investments	$–	$–	$4.9	$(0.1)	$4.9	$(0.1)
Total	$314.8	$(3.7)	$199.3	$(19.6)	$514.1	$(23.3)

 As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514.1 million and unrealized losses of $23.3 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199.3 million and unrealized losses of $19.6 million.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment maturity distribution of our fixed income portfolio (on a fair value basis) as of September 30, 2010 and December 31, 2009 was as follows:

	September 30, 2010		December 31, 2009
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$97.1	6.1%	$159.4	9.6%
Due after one year through five years	175.3	11.1%	222.4	13.4%
Due after five years through ten years	525.1	33.2%	366.7	22.1%
Due after ten years	78.5	5.0%	118.6	7.1%
U.S. agency bonds - mortgage-backed securities	706.4	44.6%	794.6	47.8%
Total	$1,582.4	100.0%	$1,661.7	100.0%

As of September 30, 2010 and December 31, 2009, more than 99% of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

Ratings as of September 30, 2010	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$43.6	$45.2	2.9%
AAA U.S. agency bonds – mortgage backed securities	678.9	706.4	44.6%
AAA	129.2	136.1	8.6%
AA+, AA, AA-	72.7	79.0	5.0%
A+, A, A-	326.6	333.5	21.1%
BBB+, BBB, BBB-	248.3	275.6	17.4%
B or lower	6.1	6.6	0.4%
Total	$1,505.4	$1,582.4	100.0%

Ratings as of December 31, 2009	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$39.3	$39.2	2.4%
AAA U.S. agency bonds – mortgage backed securities	779.4	796.6	47.9%
AAA	265.6	272.2	16.4%
AA+, AA, AA-	51.6	57.4	3.4%
A+, A, A-	290.0	285.4	17.2%
BBB+, BBB, BBB-	187.6	201.4	12.1%
B or lower	9.9	9.5	0.6%
Total	$1,623.4	$1,661.7	100.0%

The Company holds no asset-backed securities or sovereign securities of foreign governments. The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at September 30, 2010 and December 31, 2009 are provided below:

	September 30, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – Fixed Rate	$302.9	39.0%	$333.1	32.8%
FNMA – Fixed Rate	151.9	19.6%	125.5	12.3%
FNMA – Variable Rate	87.7	11.3%	135.7	13.4%
FHLMC – Fixed Rate	162.0	20.9%	200.3	19.7%
FHLMC – Variable Rate	1.9	0.2%	–	–%
Total agency RMBS	706.4	91.0%	794.6	78.2%
Commercial mortgage-backed	–	–%	–	–%
Total mortgage-backed securities	706.4	91.0%	794.6	78.2%
Non-MBS fixed rate Agency securities	70.1	9.0%	221.5	21.8%
Total U.S. Agency bonds	$776.5	100.0%	$1,016.1	100.0%

The Company has also increased its holdings of corporate securities in 2010 and 2009 to take advantage of various investment opportunities in this asset class. As of September 30, 2010 and December 31, 2009, 34.3% and 46.8% of its corporate securities were variable rate securities. Security holdings by sector in this asset class as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
Corporate Securities	($ in Millions)
Financial Institutions	$525.2	73.1%	$430.4	73.9%
Industrials	138.4	19.3%	108.6	18.6%
Utilities/Other	54.6	7.6%	43.7	7.5%
Total Corporate Securities	$718.2	100.0%	$582.7	100.0%

As of September 30, 2010 and December 31, 2009, the Company has $2.6 million and $0, respectively, in fixed maturity investments that are guaranteed by third parties all of which are guaranteed by Assured Guaranty Corp.  The Company also has no direct exposure to third party guarantors as of September 30, 2010 or December 31, 2009.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. As of September 30, 2010, our financial strength rating from A.M. Best was A-.

 Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
	($ in Millions)
Reinsurance balances receivable	$244.4	$211.3
Prepaid reinsurance	31.6	28.8
Deferred acquisition costs	187.2	173.0
Reserve for loss and loss adjustment expenses	(1,093.9)	(1,006.3)
Unearned premiums	(628.2)	(583.5)

The increase in reinsurance balances receivable and unearned premium reflects the growth in net premiums written in the AmTrust and ACAC Quota Shares in the first nine months of 2010.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	($ in Millions)
Junior subordinated debt	$215.2	$215.1
Shareholders’ equity	758.4	676.5
Total capital resources	$973.6	$891.6
Ratio of debt to total capitalization	22.1%	24.1%

As of September 30, 2010, our shareholders’ equity was $758.4 million, a 12.1% increase compared to $676.5 million as of December 31, 2009. The increase was due primarily to net income for the nine months ended September 30, 2010 of $50.7 million and unrealized gains on investments of $44.2 million offset by dividends declared of $13.8 million.

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

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At September 30, 2010, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $44.8 million. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

On September 20, 2010 (the “Effective Date”), the Company entered into separate Warrant Exchange Agreement with each of its founders, namely Barry Zyskind, a director of the Company, Michael Karfunkel, and George Karfunkel.  Michael Karfunkel and George Karfunkel are not directors, officers, employees or consultants of the Company.  Under the terms of the Warrant Exchange Agreements, each individual agreed to surrender the warrant held by him issued by the Company on June 14, 2007 for the purchase of an aggregate of 1,350,000 of the Company’s common shares at $10.00 per share, in exchange for 600,000 of the Company’s common shares.  On the Effective Date, the warrants were accepted for exchange by the Company, and the Company issued the common shares to the individuals listed above.  The shares are subject to a Lockup Agreement, as described below.  The terms of the exchange of the warrants and issuance of the common shares were negotiated and unanimously approved by the Audit and Compensation Committees of the Company’s Board of Directors.  In connection with their review, the Committees were advised by independent legal counsel and obtained an independent appraisal of the fair value of the warrants and the restricted shares.

On September 20, 2010, as a condition to the exchange for common shares, the Company entered into separate Lockup Agreements with each of the individuals listed above.  Under the terms of the Lockup Agreements with Messrs. Zyskind, Karfunkel and Karfunkel, pursuant to which each individual agreed that for a period of 36 months following the Effective Date he will not, without the prior written consent of the Company, directly or indirectly, (A) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer any shares acquired by the shareholder as a result of the warrant exchange, or (B) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of the shares acquired in the warrant exchange.

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

Net foreign exchange gains and (losses) amounted to $1.2 million and $(0.4) million during the three and nine months ended September 30, 2010 compared to gains of $0.2 million and $2.4 million during the same periods in 2009, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2010, we had fixed maturity securities with a fair value of $1,582.4 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of September 30, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
		($ in Millions)
200 basis point increase	$1,479.3	$(103.1)	(13.6)%
100 basis point increase	1,534.2	(48.2)	(6.4)%
No change	1,582.4	—	—%
100 basis point decrease	1,620.5	38.1	5.0%
200 basis point decrease	1,647.2	64.8	8.5%

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

Credit Risk

In providing reinsurance, we will have premiums receivable subject to credit risk of the ceding company. The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. Reinsurance balances receivable from the Company's clients at September 30, 2010 were $244.4 million, including balances currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Our credit risk results from our insureds’ potential inability to meet their premium obligations.

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

Given the recent turmoil in the financial markets, we believe that there continues to be the potential for significant write-downs of our, and other insurers’, invested assets in future periods if the ongoing turmoil in the financial markets were to persist for an extended period of time.

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

As of September 30, 2010, 0.5% of our total investments and cash and cash equivalents were denominated in currencies other than the U.S. dollar compared to 0.6% as of December 31, 2009. For the nine months ended September 30, 2010 and 2009, approximately 12.4% and 10.9%, respectively, of our business written was denominated in currencies other than the U.S. dollar.

Our foreign exchange gains and (losses) for the three and nine months ended September 30, 2010 were $1.2 million and $(0.4) million in 2010 compared to gains of $0.2 million and $2.4 million for the same periods in 2009, respectively.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits.

Exhibit Number	Description
10.1	Warrant Exchange Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010.

10.2	Warrant Exchange Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010.

10.3	Warrant Exchange Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010.

10.4	Lockup Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010.

10.5	Lockup Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010.

10.6	Lockup Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2010.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2010.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD. (Registrant)

Date: November 9, 2010	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN MARSHALECK
John Marshaleck
Chief Financial Officer (Principal Financial and Accounting Officer)