Form 10-K
period 2010-12-31
Maiden Holdings, Ltd.
filed 2011-03-14
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

(441) 298-4900

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $341.5 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.

As of March 9, 2011, 72,107,104 common shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 4, 2011 are incorporated by reference into Part III of this Form 10-K.

MAIDEN HOLDINGS, LTD.

i

PART I

Special Note About Forward-Looking Statements

Certain statements in this Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include in general statements both with respect to us and the insurance industry and generally are identified with the words “anticipate,” “believe,” “expect,” “predict”, “estimate”, “intend,” “plan,” “project,” “seek,” “potential,” “possible,” “could,” “might,” “may,” “should,” “will,” “would”, “will be”, “will continue”, “will likely result” and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A “Risk Factors” in this Form 10-K and include but are not limited to:

•	Our results will fluctuate from period to period and may not be indicative of our long-term prospects;
•	The property and casualty reinsurance and insurance markets may be affected by cyclical trends;
•	Rating agencies may downgrade or withdraw our ratings;
•	Loss of key executives could adversely impact our ability to implement our business strategy;
•	We may have difficulty integrating acquisitions;
•	Our use of reinsurance brokers in contract negotiations and production of business;
•	Our inability to achieve our investment objectives; and
•	Our controlling shareholders’ ability to determine the outcome of matters requiring shareholder approval.

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. Any forward-looking statements in this Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the dates of the documents in which such statements were made.

References in this Form 10-K to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Form 10-K to the term “Maiden Holdings” or “Maiden” means Maiden Holdings, Ltd. only. References in this Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We also provide customized reinsurance solutions internationally to clients in support of programs we design and implement for original equipment automobile manufacturers (“OEM’s”). We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor’s, which is the sixth highest of 21 rating levels.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company Ltd. (“Maiden Bermuda or Maiden Insurance”) and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail customers in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly-owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, low-catastrophe risk profile intact. These transactions have increased our revenue to in excess of $1 billion while strongly positioning our capital in order to extend our business platform both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with AmTrust Financial Services, Inc. (“AmTrust”) in 2007 (the “AmTrust Quota Share”);
•	Acquiring the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC in 2008 (the “GMAC Acquisition”);
•	Completing a private placement of trust preferred securities of approximately $260.1 million in 2009 (the “TRUPS Offering”);
•	Entering into the a quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) in 2010 (the “ACAC Quota Share”); and
•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. in 2010 (the “IIS Acquisition”).

Additional information on the AmTrust Quota Share and the ACAC Quota Share can be found in this section of the Form 10-K captioned “Our Operating Segments.” Please also see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K along with Note 4 to our Consolidated Financial Statements for additional information about the GMAC Acquisition and the IIS Acquisition. Note 8 to our Consolidated Financial Statements contains information about the TRUPS Offering.

Business Strategy

Our goal is to leverage the competitive strengths of our organization and capital structure to generate stable long term returns on capital in excess of 15%. We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance products and services to regional and specialty insurance companies. To achieve this goal, we have adopted the following strategies:

•	Dedication to Predictable and Stable Operating Segments — we execute this strategy in two ways: (1) focusing on traditional, lower volatility insurance lines of business that are more predictable and thus produce more stable long-term operating results; and (2) placing emphasis on working layer and pro rata reinsurance participations where data is more abundant and predictable;
•	Targeted Customer Focus — we execute this strategy by developing significant and long term reinsurance relationships with targeted regional and specialty insurance companies for which reinsurance plays a critical element of their capital structure and supporting the long term needs of these companies by providing differentiated reinsurance products as well as an array of support services; and
•	Efficient Operating Platform — recognizing the mature nature of the reinsurance market, we are focused on maintaining operating expense ratios within the top quartile of the industry. Efficiency is a critical component of maintaining a disciplined underwriting approach.

Our future results, and our ability to generate our targeted return on capital, may be impacted by risks and trends set forth in Item 1A, “Risk Factors,” and elsewhere in this Form 10-K.

Our Principal Operating Subsidiaries

Maiden Bermuda is a registered Class 3B Bermuda insurance and reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda are located in our Bermuda headquarters.

Maiden Holdings North America, Ltd. (“Maiden NA”) is our wholly-owned intermediate U.S. holding company and is domiciled in the State of Delaware. Maiden NA issued the underlying securities associated with our TRUPS Offering.

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

Maiden Re Insurance Services, LLC (“Maiden Re”), a direct wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January 2008. Maiden Re was acquired by Maiden NA from GMACI on October 31, 2008 and operates as a managing general agent and underwriter for Maiden US.

Maiden Global operates as a reinsurance services and holding company and is a direct wholly owned subsidiary of Maiden Holdings. Maiden Global was organized under the laws of England and Wales and formed in July, 2010.

GMAC VersicherungsService GmbH (“Maiden VS”) is organized under the laws of Germany operates as an insurance producer in Germany and is a wholly owned subsidiary of Maiden Global.

Maiden LF, a wholly owned subsidiary, is a life insurer organized under the laws of Sweden and writes credit life insurance on a primary basis in support of Maiden Global’s business development efforts.

Our Operating Segments

We operate through three business segments: (i) Diversified Reinsurance; (ii) AmTrust Quota Share; and (iii) ACAC Quota Share.

Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. This segment includes the book of assumed reinsurance business purchased in the GMAC Acquisition and IIS Acquisitions. The business associated with the GMAC Acquisition is underwritten by Maiden US and Maiden Specialty. The business associated with the IIS Acquisition is underwritten by Maiden Bermuda, which also underwrites business independent of the business associated with the IIS Acquisition, the AmTrust Quota Share and ACAC Quota Share.

Our AmTrust Quota Share segment consists of the business ceded to us pursuant to our Master Agreement (the “Master Agreement”) with AmTrust. AmTrust, through its affiliates, cedes approximately 40% of its business to us pursuant to a quota share reinsurance arrangement.

Our ACAC Quota Share segment consists of the business ceded to us pursuant to our agreement with ACAC which, through its affiliates, cedes approximately 25% of its business to us pursuant to a quota share reinsurance agreement.

Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 3 to our Consolidated Financial Statements included in this Form 10-K. The net premiums written and earned in each segment for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the Year Ended December 31,
	2010		2009		2008
	Net Premium Written	% of Total	Net Premium Written	% of Total	Net Premium Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$554.1	45.1%	$658.0	63.9%	$288.7	39.7%
AmTrust Quota Share	468.0	38.1%	372.4	36.1%	438.7	60.3%
ACAC Quota Share	205.7	16.8%	—	—%	—	—%
Total	$1,227.8	100.0%	$1,030.4	100.0%	$727.4	100.0%

	For the Year Ended December 31,
	2010		2009		2008
	Net Premium Earned	% of Total	Net Premium Earned	% of Total	Net Premium Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$601.2	51.4%	$568.0	61.7%	$85.1	20.3%
AmTrust Quota Share	445.1	38.0%	351.9	38.3%	335.1	79.7%
ACAC Quota Share	123.5	10.6%	—	—%	—	—%
Total	$1,169.8	100.0%	$919.9	100.0%	$420.2	100.0%

The following table shows an analysis of our net premium written and earned by client location and geographic location. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries:

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Gross premiums written – North America	$1,098.7	$947.4	$637.8
Gross premiums written – Other (predominately in Europe)	199.4	101.3	89.6
Net premiums written – North America	1,028.5	929.1	637.8
Net premiums written – Other (predominantly in Europe)	199.3	101.3	89.6
Net premiums earned – North America	1,038.9	838.2	351.4
Net premiums earned – Other (predominantly in Europe)	130.9	81.7	68.6

Financial data relating to geographic areas in which we operate and principal products may be found in note 3 to our Consolidated Financial Statements included in this Form 10-K.

Diversified Reinsurance

General

The Diversified Reinsurance segment of our reinsurance business consists of a varied portfolio of property and casualty and accident and health reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. Since July 1, 2009, this business is primarily written by Maiden US. On November 30, 2010, the business associated with the IIS Acquisition is now part of this segment and is underwritten by Maiden Bermuda, with the exception of certain credit life policies written by Maiden LF, which are not material to the overall results of the segment in 2010.

It also includes the net written premiums of Maiden Specialty, which also are not material to the overall results of the segment. The reinsurance written by Maiden US is primarily written through treaties with other insurers on a quota share or excess of loss basis, as well as on a facultative basis, all of which are marketed primarily through third-party party intermediaries but also on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US and Maiden LF.

In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the ceding company a commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit.

Non-proportional (or excess of loss) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a level, retention or attachment point. Non-proportional business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a program and is typically placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the upper limit of the program reverts to the ceding company.

Facultative reinsurance (proportional or non-proportional) is the reinsurance of individual risks. The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

A combination of general market and competitive conditions, along with the underlying financial performance and capital levels of individual ceding companies, including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. For the years ended December 31, 2010, 2009 and 2008, 60%, 63% and 53% of Maiden US’ net written premium was written on a quota share basis, respectively.

Maiden US began operations in 1983 through Maiden Re (previously GMAC Re). Since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance with low limits of participation on both a treaty and facultative basis. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile casualty lines such as D&O and professional liability. Over its years in operation, the underwriting infrastructure and capabilities were expanded to include an accident and health reinsurance portfolio, a specialty oriented property and casualty reinsurance and property excess and surplus lines insurance business and, the most significant portfolio, a regional and specialty oriented property and casualty treaty reinsurance business.

We employ sophisticated risk management, disciplined actuarially based pricing and strong technical underwriting in developing and maintaining this portfolio. We use both proprietary and vendor developed technology systems to administer and manage the portfolio. The business has been carefully developed under the active management of multi-functional underwriting teams with performance accountability. The entire related infrastructure of Maiden Re was acquired in the GMAC Acquisition and added to existing capabilities along with over 80 active client relationships. We are using this acquired infrastructure to continue to expand and develop the North American underwriting portfolio.

For certain clients, Maiden Re provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the accounts and any interest earned is ours and does not remain in the trust accounts. The balances are adjusted quarterly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported (“IBNR”) reserves. The clients can withdraw assets from the trusts under contractually limited circumstances. As of December 31, 2010, we had cash and fixed maturity securities totaling $1,089.6 million in these trusts, which is part of the $1,518.9 million restricted assets disclosed in note 5 to our Consolidated Financial Statements.

The business associated with the IIS Acquisition is written through treaties with other insurers on a quota share basis, which (as previously noted), are written by Maiden Bermuda, with the exception of business written through Maiden LF which is written on a primary basis. All of this business is marketed primarily through Maiden Global’s business development teams who partner with OEM’s and local primary insurers to design and implement point of sale insurance programs which generate fee income for the auto manufacturer and insurance premiums for the primary insurer. Typically the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the OEM programs Maiden Global designs.

There are instances where Maiden Global only collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by Maiden VS in Germany and Austria through its point of sale producers in select OEM dealerships, with other smaller fee income programs in place globally. We seek to expand these fee generating arrangements through the Maiden Global business development teams contacts with OEM’s globally. For the period November 30, 2010 to December 31, 2010, we earned gross fee income of $0.8 million, which is netted against commission and other acquisition expenses in the accompanying Consolidated Statements of Income.

As of December 31, 2010, there were 10 active reinsurance clients that were part of the business associated with the IIS Acquisition. With the exception of business written by Maiden LF from the date of closing, the majority of the business written during 2010 as part of this segment is the result of a 100% quota share reinsurance agreement entered into at closing between Maiden Bermuda and GMAC International Insurance Company, Ltd. (“GMAC IICL”) for the subject business. Each reinsurance contract will need to be novated by the primary insurer from GMAC IICL to Maiden Bermuda, which is expected to occur during 2011.

The business associated with the IIS Acquisition is written in the following countries:

	For the Period from November 30 to December 31, 2010
	($ in Millions)	% of Total
Germany	$10.6	35.8%
Sweden	6.4	21.6%
Russia	1.8	6.1%
Chile	2.2	7.4%
All other	8.6	29.1%
Total	$29.6	100.0%

The breakdown of this business by line of business is as follows:

	For the Period from November 30 to December 31, 2010
	($ in Millions)	% of Total
Personal Auto	$18.5	62.5%
Credit Life	11.1	37.5%
Total	$29.6	100.0%

The distribution of the premium written by both country and by line of business for the period November 30 to December 31, 2010 is not necessarily reflective of these respective distributions on a full calendar year basis. On a geographic distribution basis, Germany historically constitutes a greater proportion of the overall premium written, typically over 40%. On a line of business basis, Personal Auto historically constitutes a greater proportion of the overall premium written, typically over 70%. However, future distributions of premium by country and by line of business may vary from historical experience.

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Maiden Specialty primarily provides specialty property coverage written on a surplus lines basis. Most business is written as reinsurance, that is, insurance of other insurance companies. The primary focus is regional and specialty customers who rely on reinsurance for capital support and/or to reduce their risk. The majority of our customers are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive the insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times.

In our Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business such as professional liability, which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to customers that purchase other reinsurance from us.

We are primarily a lead reinsurer, meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We try to be the primary, if not sole, reinsurer for our customers. On business written as part of the IIS Acquisition, Maiden Bermuda is the only reinsurer on these contracts. Our handling of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred customers because we offer a secure product and an emphasis on client service. By maintaining significant relationships with customers, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.

We offer reinsurance on both a quota share basis and excess of loss basis. We believe that our policy of providing our customers security for our reinsurance obligations through collateral trusts gives us a competitive advantage. In the current economic climate, we also believe that reinsurance brokers and insurers, as well as rating agencies, are scrutinizing the credit-worthiness of reinsurers more closely than in the recent past and recognize that our trust product offers a high level of security. We also utilize a partnership concept developed over our twenty-eight year operating history to develop long-term customer relationships. This concept entails the offer to our customers of our underwriting, claims, actuarial, marketing and accounting expertise through tailored services which support their businesses and goals.

Within the primary excess property business underwritten by Maiden Specialty, an experienced and sophisticated team underwrites complex property business on an excess and layered basis as a surplus lines insurer. To reduce the exposure to natural catastrophes that some of these policies in this segment may contain, we purchase catastrophe reinsurance to limit our maximum exposure to any one event. We also purchase other reinsurance to limit the impact of individual large losses in this segment.

AmTrust Quota Share

General

AmTrust is our largest customer and is a multinational specialty property and casualty insurance holding company with operations in the United States, Europe and Bermuda. AmTrust’s principal operating subsidiaries are rated “A” (Excellent) with a stable outlook by A.M. Best, which rating is the third highest of 16 rating levels.

AmTrust has three business segments:

•	Small commercial business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the United States;
•	Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the United States, United Kingdom and certain other European countries; and
•	Specialty program property and casualty insurance for homogeneous, narrowly defined classes of insured’s, requiring an in-depth knowledge of the insured’s industry segment.

Under our quota share reinsurance agreement (the “Quota Share Agreement”) with AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), effective as of July 1, 2007, we reinsure 40% of AmTrust’s written premium (net of commissions, in the case of AmTrust’s U.K. subsidiary), net of reinsurance with unaffiliated reinsurers, on AmTrust’s existing lines of business as of the effective date. In addition, we have the option to reinsure future lines of business added by AmTrust, and we have exercised that option from time to time. The Quota Share Agreement had an initial term of three years which has been extended for three years through June 30, 2013, and will automatically renew for further successive three year terms thereafter unless either party notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

ACAC Quota Share

General

ACAC is our second largest customer and is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Michael Karfunkel (“Karfunkel”), individually, and AmTrust. ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of Maiden. In addition, Karfunkel is the chairman of the board of directors of both ACAC and AmTrust.

On March 1, 2010, Maiden Bermuda entered into a three year 25% quota share reinsurance agreement with ACAC. Effective March 1, 2010, we reinsure 25% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“ACAC Quota Share”) with the 13 GMAC personal lines insurance companies, as cedents, and the Company, American Capital Partners Re, Ltd. (formerly known as MK Re, Ltd.), a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Trust, and AmTrust, as reinsurers. We have a 50% participation in the ACAC Quota Share, by which we receive 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, our participation in the ACAC Quota Share may be terminated by ACAC on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of the initial public offering or private placement of stock by ACAC or a subsidiary. Maiden Bermuda may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda’s consent or fails to remit premium as required by the terms of the ACAC Quota Share.

Risk Management

General

Central to the reinsurance business is the assumption and management of risk. Our risk management discipline therefore focuses on both quantitative and qualitative elements as the means to achieve targeted shareholder returns through a balanced analysis and assessment of these elements. The quantitative aspect of our risk management practice focuses on understanding and controlling a broad array of risk parameters in order to achieve desired returns; the qualitative aspect of our risk management practice focuses on identifying and assessing risks, and taking the necessary steps to reduce or mitigate risks, or those risks that could threaten the achievement of our business objectives.

We believe that we have developed a strong risk management culture within Maiden through the establishment of various processes and controls which focus on our risk exposures. We are continually reviewing and enhancing these processes and developing additional processes that may be necessary to achieve our business strategies and objectives within our risk management practice. Specific risk management practices that have been or are being developed to meet our risk management goals include:

•	Tracking portfolio volatility over time;
•	Identifying risk mitigation opportunities and implementing them as appropriate;
•	Understanding the capital required to support the underwriting portfolio and individual contracts;
•	Monitoring and managing exposure by line of business and geographic concentration;
•	Monitoring and limiting catastrophe aggregates and concentrations; and
•	Monitoring and managing operational risks across the organization.

Our management-based Risk Management Oversight Committee, which consists of members of the Company’s executive management, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk appetite, establish appropriate risk parameters and tolerances, performing an annual risk assessment and continually reviewing factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business. Our Enterprise Risk Management (“ERM”) is dynamic, with periodic updates being made to reflect organizational processes, as well as staying current with changes within our industry and the global economic environment.

Our management’s internal ERM efforts are overseen by the Audit Committee of the Board of Directors. This Committee, comprised solely of independent directors, assesses whether management is addressing risk issues in a timely and appropriate manner. Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.

Underwriting Risk Management

Internal underwriting controls are established by our underwriting executives who are the Chief Underwriting Officer in Bermuda and the President of Maiden US, working in close coordination with our Chief Executive Officer. Underwriting authority is delegated to the managers in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Our policy is to grant each underwriting team a specified limit, consistent with our operating guidelines. Our underwriters understand our return on equity guidelines. Our target performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	we will underwrite and accept only those risks we know and understand;
•	we will perform our own independent pricing or risk review on all risks we accept; and
•	we will accept only those risks that are expected to earn a risk-adjusted return on capital commensurate with the risk they present.

Before we review any program proposal, we consider the appropriateness of the client, including the quality of its management, its financial stability and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed exposure and loss information, including rate changes and changes in underwriting and claims handling guidelines over time. We often conduct an on-site audit of the client’s operations prior to quoting. If a program meets our underwriting criteria, we then develop a proposal which contemplates the prospective client’s needs, that account’s risk/reward profile, as well as our corporate risk objectives. We have fully integrated our internal claims, underwriting and pricing actuarial staff into the underwriting and decision making process. We use in-depth actuarial, claims and exposure analyses to evaluate contracts prior to quoting. We underwrite and accept property and casualty reinsurance business, accident and health reinsurance business and certain specialty property insurance business. In general, we seek to underwrite reinsurance business that historically is lower in volatility and more predictable than other classes of reinsurance business such as catastrophe reinsurance, which we generally seek to avoid. As part of our risk management process, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

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

In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or protecting against catastrophic risks. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and note 9 to our consolidated financial statements included in this Form 10-K.

Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. As a general rule, we seek to limit our modeled one-in-250 year catastrophe exposure to any one event to not exceed our operating income. At December 31, 2010, our one-in-250 year catastrophe exposure to both a hurricane or earthquake event was less than $50 million. To achieve our catastrophe risk management objectives, we utilize commercially available tools to quantify and monitor the various risks we accept.

We have licensed catastrophe modeling software from one of the principal modeling firms, Applied Insurance Research (“AIR”). These software tools use exposure data provided by our insured’s and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to AIR to improve the efficiencies and accuracy of their models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for the most detailed location information available, including data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties, is conservatively modeled. The primary business underwritten by Maiden Specialty uses exposure information by location which is geo-coded. Data output from the software described above is incorporated in our proprietary pricing models. Our proprietary systems include those for modeling risks associated with property catastrophe, property and workers’ compensation business, various casualty and specialty pricing models, as well as our proprietary portfolio risk management model. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.

Retrocessions

We use retrocessional agreements to a limited extent to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to mitigate the effect of a major catastrophic events. These agreements provide for reduction of property risk losses, casualty occurrence losses and catastrophe occurrence losses on specific treaties. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and these retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and have no impaired balances. At December 31, 2010, we had approximately $6.7 million of reinsurance recoverable under such agreements.

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

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich

Reinsurance America, Inc., Platinum Underwriters Holdings, Ltd., PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, White Mountains Re Group, Odyssey Re Holdings Corp., W.R. Berkley Corp. and Everest Re Group, Ltd.

Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more employees than Maiden Holdings and its subsidiaries and have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allows us to effectively compete for profitable business.

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

During 2010, the level of competition in the property and casualty insurance and reinsurance industries continued to increase, continuing trends that have been underway for approximately the last five underwriting years. This occurred despite an increased level of catastrophes, mostly natural, that occurred in 2010 compared to 2009 and other recent years. Consistent with the Company’s business model, our results of operations were not adversely affected by catastrophes.

This increased level of catastrophes was more than offset by continuing improvement in the industry’s investments in risk assets in 2010, which increased capital on both a statutory and generally accepted accounting principles (“GAAP”) basis in the United States at both the individual market participant level and in the aggregate across the reinsurance industry more generally. While the ultimate impact remains unclear, we believe elevated levels of competition are likely to persist into 2011 and potentially beyond, absent events that: 1) significantly reduce both individual market participants and aggregated reinsurance industry capital levels or; 2) significantly increase demand for reinsurance, particularly as premium growth is likely to be challenged by slower economic growth.

Our Financial Strength Ratings

Ratings are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. We believe that the primary users of such ratings include brokers, ceding companies and investors. Insurance ratings are also used by insurance and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. Periodically, rating agencies evaluate us to confirm that we continue to meet their criteria for the ratings assigned to us by them.

A.M. Best and Standard & Poor’s have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders and not an opinion on an insurer’s or reinsurer’s overall capacity and willingness to meet its financial commitments as they become due. Each rating reflects that rating agency’s independent opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares.

A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). Standard & Poor’s maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision).

Our subsidiaries, Maiden Bermuda, Maiden US and Maiden Specialty, each currently has a financial strength rating of “A-” (Excellent, the fourth highest out of fifteen rating levels) with a stable outlook from A.M. Best and “BBB+” (Good, the sixth highest out of 21 rating levels) with a stable outlook from Standard & Poor’s.

We can offer no assurances that our ratings will remain at their current levels, or that our security will be accepted by brokers and our insureds and reinsureds. A ratings downgrade or the potential for such a downgrade, or failure to obtain a necessary rating, could adversely affect both our relationships with clients, brokers and other distributors of our existing products and services and new sales of our products and services. We believe the collateralization of reinsurance obligations provides additional financial protection for our clients and a significant point of differentiation from its competitors, allowing us to compete with higher rated reinsurers.

Distribution of Our Reinsurance Products

We market our Diversified Reinsurance segment in the United States and Bermuda primarily through third-party intermediaries and as well as directly through our own marketing team. Our direct marketing activities are generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency. In the years ended December 31, 2010 and 2009, the sources of gross premiums written by our Diversified Reinsurance segment were as follows:

	Percentage of Gross Premiums Written for the Year Ended December 31,
	2010	2009
Brokers	73.0%	76.8%
Direct	27.0%	23.2%
Total	100.0%	100.0%

In the year ended December 31, 2010 and 2009, our top three brokers represented approximately 41% and 62%, respectively of gross premiums written by our Diversified Reinsurance segment. A breakdown of our distribution by broker is provided in the table below.

	Percentage of Gross Premiums Written for the Year Ended December 31,
	2010	2009
Broker
Marsh (including Guy Carpenter and Company)	31.0%	42.2%
Aon Benfield Group, Ltd.	16.9%	30.8%
Beach & Associates, Ltd.	8.4%	2.9%
Risk Insurance Consulting Services	4.5%	8.4%
All Others (including direct)	39.2%	15.7%
Total	100.0%	100.0%

Reserve for Losses and Loss Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the United States, Sweden and US GAAP to establish loss reserves to cover our estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of losses and loss expenses which ultimately we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as of the date they are recorded.

These amounts include case reserves, additional case reserves (“ACRs”) and provisions for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. Our claims department evaluates all significant losses reported to us and if appropriate will include a provision for additional case reserves if we feel the ceding company’s estimate of the claim is not adequate. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate losses and loss expenses.

We use a variety of standard actuarial methods to estimate ultimate expected losses and loss expenses applying appropriate actuarial judgment in the determination of ultimate losses.

The majority of business is reserved individually by cedant with the remainder reserved in homogeneous groupings. Ultimate losses across the reserve segments are converted to IBNR reserves by subtracting inception to date paid losses case reserves and ACRs from those amounts. The accumulation of case and IBNR reserves across the reserve segments results in indicated reserves which are the basis for the carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals for accounts with adjustable features.

Property catastrophe reserves are estimated by event and are revisited monthly. Estimated ultimate catastrophe losses may be based on output from catastrophe models early on and then on ceding company estimates and the reserving methods above.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for reinsurers like us than for reinsurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. To assist us in establishing appropriate reserves for losses and loss expenses, we analyze a significant amount of internal data and external insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual account pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed quarterly, at a high level of detail, and any adjustments are reflected in earnings in the periods in which they are determined.

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

Loss Portfolio Transfer of the GMAC RE Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the GMAC Acquisition, Maiden Bermuda entered into a loss portfolio transfer agreement with Motors Insurance Company (“Motors”) whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the GMAC RE LLC (“GMAC RE”) business acquired ($755.6 million at October 31, 2008). We received cash and U.S. government and U.S. government agency fixed maturity investments equal to the amount of loss reserves.

The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. Because the entire related infrastructure of GMAC RE, including the actuarial and claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by the Company. A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as of October 31, 2008 by underwriting year is provided in the table below.

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)	($ in Millions)	($ in Millions)
2000 & Prior	$27.3	$20.7	$48.0
2001	10.4	10.8	21.2
2002	20.1	28.3	48.4
2003	15.0	28.3	43.3
2004	16.5	32.6	49.1
2005	27.8	51.5	79.3
2006	59.4	93.0	152.4
2007	60.2	112.0	172.2
January 1 to October 31, 2008	48.3	93.4	141.7
Total	$285.0	$470.6	$755.6

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

These loss reserves are treated as retroactive reinsurance under applicable GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. The Company amortized gains as a reduction of losses incurred of $25.3 million, $10.7 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $43.8 million and the remaining $6.2 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2010 that are included in the accompanying balance sheet, including the unamortized gains described above. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as of December 31, 2010 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)	($ in Millions)	($ in Millions)
2000 & Prior	$22.4	$15.9	$38.3
2001	6.1	6.9	13.0
2002	19.1	16.7	35.8
2003	14.8	15.5	30.3
2004	14.0	13.8	27.8
2005	20.4	19.6	40.0
2006	28.2	34.9	63.1
2007	33.5	37.2	70.7
January 1 to October 31, 2008	25.2	43.3	68.5
Total	$183.7	$203.8	$387.5

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Under the terms of the GMAC Acquisition, we had the right for a transition period of twenty-four months, which expired on October 31, 2010, to have Motors front certain reinsurance business in cases where we do not have the necessary regulatory licenses or approvals. In 2009, Maiden US received all of the necessary regulatory licenses and approvals. Therefore reinsurance premiums underwritten by Maiden Re in the United States have been recorded both in Maiden US and pursuant to the terms of the quota share reinsurance agreement between the companies, by Maiden Bermuda. This business is included in the Diversified Reinsurance segment and represents 91.6% and 93.9% of the written premium for this segment for the years ended December 31, 2010 and 2009, respectively.

In June 2009, A.M. Best downgraded its rating of Motors to B++, which is an insufficient rating for many of our reinsurance clients. The impact of this downgrade is minimal as most of our clients have their liabilities collateralized in trusts. Nevertheless, for current clients we have offered the opportunity to novate all of their policies with Motors underwritten by Maiden Re. As of December 31, 2010, approximately $140.8 million of liabilities relating to the Loss Portfolio Transfer have been novated.

Loss Portfolio Transfer of the IIS Acquisition Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the IIS Acquisition, Maiden Bermuda entered into a loss Portfolio Transfer Agreement and Quota Share Reinsurance (“IIS Reinsurance Agreement”) with GMAC IICL whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the IIS business ($98.8 million at November 30, 2010). This does not include the $3.2 million of outstanding loss reserves, including a provision for IBNR reserves associated with the acquisition of Maiden LF. Pursuant to the terms of the purchase agreement, the substantial majority of the subject reinsurance contracts are collateralized by letters of credit or trust agreements. Until such time as those contracts are novated from GMAC IICL to Maiden Bermuda (which are required to be completed within twelve months of closing), the underlying assets will continue to be held by GMAC IICL subject to the provisions of the reinsurance agreement between GMAC IICL and Maiden Bermuda. However, all investment income produced by these assets will be fully credited to Maiden Bermuda until novation. As a result of the assumption of these liabilities, at November 30, 2010 the underlying assets in support of these collateral arrangements totaled $152.7 million, which are recorded as Funds Withheld on the accompanying consolidated balance sheet as of December 31, 2010. As of December 31, 2010, no liabilities relating to the IIS Reinsurance Agreement have been novated.

The loss reserves retroceded by GMAC IICL to Maiden Bermuda represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC IICL through November 30, 2010. Because the entire related infrastructure of GMAC IICL, including the claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by the Company. A breakdown of the case and IBNR reserves assumed under the IIS Reinsurance Agreement as of November 30, 2010, by underwriting year is provided in the table below.

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)	($ in Millions)	($ in Millions)
2000 & Prior	$17.8	$0.9	$18.7
2001	2.0	0.0	2.0
2002	1.6	0.0	1.6
2003	2.8	0.2	3.0
2004	2.7	0.4	3.1
2005	3.4	0.5	3.9
2006	4.3	0.4	4.7
2007	5.3	1.4	6.7
2008	7.5	1.5	9.0
2009	9.1	2.6	11.7
January 1 to November 30, 2010	12.8	21.6	34.4
Total	$69.3	$29.5	$98.8

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

These losses are treated as retroactive reinsurance under applicable GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. The Company amortized no gains as a reduction of losses incurred for the year ended December 31, 2010. There were no significant movements in the case and IBNR reserves assumed under the IIS Reinsurance Agreement other than immaterial adjustments arising from exchange rate movements during the period November 30 to December 31, 2010.

Pursuant to the IIS Reinsurance Agreement, Maiden Bermuda reinsures all of the existing reinsurance contracts written by GMAC IICL. Future reinsurance contracts will be underwritten by Maiden Bermuda. According to the loss portfolio transfer provisions of the IIS Reinsurance Agreement, in addition to the loss reserves assumed by the Company described above, the Company also assumed unearned premium of approximately $24.3 million as of November 30, 2010. The reinsurance premiums from the IIS Acquisition and underwritten by Maiden Bermuda are included in the Diversified Reinsurance segment and represent 5.3% of the net premiums written for this segment for the year ended December 31, 2010. The Company now assumes one hundred percent (100%) of all premiums and losses for which GMAC IICL is otherwise entitled to or liable in respect of the subject reinsurance contracts.

Change in Reserves

The following tables (“Analysis of Consolidated Net Loss Reserves Development”) show the development of gross and net reserves for unpaid losses and loss expenses for our business for calendar years 2008 through 2010. The tables do not present accident or policy year development data. Each table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to three subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future.

Analysis of Consolidated Net Loss Reserves Development

The following table presents additional information regarding the development of gross loss reserves. The table below is a reconciliation of the beginning and ending liability for unpaid losses and loss expenses for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,002.7	$897.7	$38.5
Less reinsurance recoverable at beginning of period	8.4	—	—
Net loss and loss adjustment expense reserves at beginning of period	994.3	897.7	38.5
Net incurred losses related to:
Current year	788.0	620.0	265.5
Prior years	(32.9)	(11.4)	(1.8)
	755.1	608.6	263.7
Net paid losses related to:
Current year	365.3	209.1	143.3
Prior years	266.0	303.2	16.6
	631.3	512.3	159.9
Acquired loss and loss expense reserve	102.0	0.2	755.6
Effect of foreign exchange movement	0.0	0.1	(0.2)
Net loss and loss adjustment expense reserves at end of period	1,220.1	994.3	897.7
Reinsurance recoverable at end of period	6.7	8.4	—
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,226.8	$1,002.7	$897.7

Analysis of Gross and Net Unpaid Losses and Loss Adjustment Expenses and Net Re-estimated Liability

Development of Reserve for Loss and Loss Expenses Cumulative Deficiency (Redundancy) Gross Losses

	Year Ended December 31,
	2007	2008(1)	2009	2010(2)
	($ in Millions)
Gross
As Originally Estimated	$38.5	$897.7	$1,002.7	$1,226.8
Liability Re-estimated as of:
One Year later	$36.7	$886.2	$963.1
Two Years later	37.3	869.8
Three Years later	37.9
Cumulative redundancy	$(0.6)	$(27.9)	(39.6)
Cumulative claims paid as of:
One Year later	$16.6	$286.0	266.0
Two Years later	33.7	402.4
Three Years later	34.1
Liability Re-estimated as of:
One Year later	95.4%	98.7%	96.0%
Two Years later	96.8%	96.9%
Three Years later	98.5%
Cumulative redundancy on gross reserve	(1.5)%	(3.1)%	(4.0)%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	31.9%	26.5%
Two Years later	87.6%	44.8%
Three Years later	88.6%

	Year Ended December 31,
	2007	2008(1)	2009	2010(2)
	($ in Millions)
Losses Net of Reinsurance
As Originally Estimated	$38.5	$897.7	$994.3	$1,220.1
Liability Re-estimated as of:
One Year later	$36.7	$886.2	$961.4
Two Years later	37.3	869.8
Three Years later	37.9
Cumulative redundancy	$(0.6)	$(27.9)	$(32.9)
Cumulative claims paid as of:
One Year later	$16.6	$286.0	$266.0
Two Years later	33.7	402.4
Three Years later	34.1
Liability Re-estimated as of:
One Year later	95.4%	98.7%	96.7%
Two Years later	96.8%	96.9%
Three Years later	98.5%
Cumulative redundancy on net reserve	(1.5)%	(3.1)%	(3.3)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	31.9%	26.7%
Two Years later	87.6%	44.8%
Three Years later	88.6%

(1)	Reserve for losses and losses include the reserves for losses and loss expenses of $755.6 million, from the GMAC Acquisition, which we acquired in October 2008.
(2)	Reserve for losses and loss expenses include the reserves for losses and loss expenses of $102.0 million from the IIS Acquisition, which we acquired in November 2010.

For additional information concerning our reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Expenses” for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for losses and loss expenses.

Our Employees

As of March 1, 2011, we had a total of 204 full-time employees who were located in Bermuda, the United States, the United Kingdom, Germany, Austria and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. No employees are subject to collective bargaining agreements.

Regulatory Matters

General

The reinsurance and regulatory environment, in particular for offshore reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the United States. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program

Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. TRIA, the TRIA Extension of 2005 and the TRIA Extension of 2007 have had little impact on our business because few of our reinsurance clients are purchasing this coverage. Maiden Specialty is protected by a terrorism treaty that limits our net exposure emanating from the deductible and co-participations of these federal acts. Recent US federal budget proposals have contained provisions dealing with both the taxation of premium cessions to foreign affiliates and a recommendation supporting the termination of TRIA. We do not believe that either of these initiatives will have a significant impact on Maiden. We are in compliance with the recommended reinsurance cession limitation in the tax proposal. Given our focus on a diverse portfolio of regional and specialty clients and occurrence limitations contained within specific reinsurance contracts, we believe that exposure to the termination of TRIA would be limited.

Bermuda Insurance Regulation

As a holding company, Maiden is not subject to Bermuda insurance regulations. The Insurance Act of 1978, as Amended, and Related Regulations of Bermuda (the “Insurance Act”), which regulates the insurance business of Maiden Bermuda, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.

Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business and insurers carrying on general business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation, and Class 3B insurers subject to the next strictest regulation. Maiden Bermuda is registered as a Class 3B insurer in Bermuda and is regulated as such under the Insurance Act.

Cancellation of Insurer’s Registration.  An insurer’s registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles. We believe we are in compliance with applicable regulations under the Insurance Act.

Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative’s knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.

Approved Independent Auditor.  A Class 3B insurer must appoint an independent auditor who annually audits and reports on the insurer’s financial statements prepared under generally accepted accounting principles or international financial reporting standards (“GAAP financial statements”) and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Maiden Bermuda, are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.

Approved Loss Reserve Specialist.  As a registered Class 3B insurer, Maiden Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.

Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return.  Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial statements are distinct from the annual GAAP basis financial statements referred to below. Maiden Bermuda is also required to prepare and file with the BMA statutory financial returns with respect to its general business. The statutory financial return for a Class 3B insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. Maiden Bermuda is also required to file audited GAAP basis annual financial statements, which must be available to the public. In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company’s risk based capital model, a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, and a schedule of fixed income securities.

Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions.  Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and enhanced capital requirement. As a Class 3B insurer, Maiden Bermuda:

•	is required to maintain a minimum solvency margin equal to the greatest of (A) $1 million, (B) 20% of net premiums when net premiums are not projected to exceed $6 million, or $120,000 plus 15% of net premiums in excess of $6 million otherwise, and (C) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves;
•	is required to maintain available statutory capital and surplus to an amount that is equal to or exceeds the target capital levels based on enhanced capital requirements calculated using the BSCR model. The BSCR model is a risk based capital model introduced by the BMA that measures risk and determines enhanced capital requirements and a target capital level (defined as 120% of the enhanced capital requirement) based on Maiden Bermuda’s statutory financial statements.
•	is prohibited from declaring or paying any dividends during any financial year if it is in breach of its enhanced capital requirement, solvency margin or minimum liquidity ratio or if the declaration or payment of such dividends would cause such a breach. If it has failed to meet its minimum solvency margin or minimum liquidity ratio on the last day of any financial year, Maiden Bermuda will be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year;
•	is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year’s statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins;
•	is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins;
•	is required, at any time it fails to meet its enhanced capital requirements or solvency margins, to file with the BMA a written report containing certain information;

Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers such as Maiden Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable and reinsurance balances receivable. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).

Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer’s policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer’s business.

If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer’s liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) not to enter into specified transactions with any specified person or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (11) to remove a controller or officer.

Shareholder Controllers.  Any person who, directly or indirectly, becomes a holder of at least 10%, 20%, 33% or 50% of the common shares of Maiden must notify the BMA in writing within 45 days of becoming such a holder. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not fit and proper to be such a holder. The BMA may require the holder to reduce their holding of common shares in Maiden and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.

For so long as Maiden has as a subsidiary an insurer registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense.

Code of Conduct.  Maiden Bermuda will be subject to the Insurance Code of Conduct (the “Code”), which establishes duties and standards that must be complied with by all insurers registered under the Insurance Act, including the procedures and sound principles to be observed by such insurers. The Code is expected to become effective on 30 June 2011. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the Authority exercising its powers of intervention (see Supervision, Intervention and Investigation above) and will be a factor in calculating the operational risk charge applicable in accordance with that insurer’s BSCR model.

Group Supervision.  The BMA may designate Maiden Bermuda as the designated insurer for the purposes of group supervision of our group of companies, and if it does so designate Maiden Bermuda, will act as group supervisor of our group. As group supervisor, the BMA will gather relevant and essential information on and assess the financial situation of the group, and coordinate the dissemination of such information to other relevant competent authorities for the purposes of assisting in their regulatory functions and the enforcement of regulatory action against the group or any of its members. The BMA may establish rules applicable to group supervision that will regulate group solvency, risk concentration and intra-group transactions, and the systems of governance and risk management applicable to the group. Maiden is not an insurer and is not regulated in Bermuda as such. However, pursuant to its functions as group supervisor, the Authority may include any member of the group within its group supervision, including Maiden.

Certain Bermuda Law Considerations

Maiden and Maiden Bermuda have been designated as non-resident for exchange control purposes by the BMA and are required to obtain the permission of the BMA for the issue and transfer of all of their shares. The BMA has given its consent for:

•	the issue and transfer of Maiden’s shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and
•	the issue and transfer of up to 20% of Maiden’s shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.

Transfers and issues of Maiden’s common shares to any resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972. Maiden Bermuda’s common shares cannot be issued or transferred without the consent of the BMA. Because we are designated as non-resident for Bermuda exchange control purposes, we are allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of our common shares, in currencies other than the Bermuda Dollar.

In accordance with Bermuda law, share certificates are issued only in the names of corporations or individuals. In the case of an applicant acting in a special capacity (for example, as an executor or trustee), certificates may, at the request of the applicant, record the capacity in which the applicant is acting. Notwithstanding the recording of any such special capacity, we are not bound to investigate or incur any responsibility in respect of the proper administration of any such estate or trust. We will take no notice of any trust applicable to any of our common shares whether or not we have notice of such trust.

Maiden and Maiden Bermuda are incorporated in Bermuda as “exempted companies.” As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50,000 without the consent of the Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.

Maiden and Maiden Bermuda also need to comply with the provisions of The Bermuda Companies Act 1981, as amended (the “Companies Act”) regulating the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than the aggregate of its liabilities and its issued share capital and share premium accounts.

Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident’s certificate or holders of a working resident’s certificate (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part upon the continued services of key employees in Bermuda. Certain of our current key employees are not exempted persons and, as such, require specific approval to work for us in Bermuda. A work permit may be granted or extended upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees.

United States

Our U.S. Subsidiaries

Maiden US is our lead U.S. insurer, authorized as a reinsurer in 51 jurisdictions and licensed as a direct insurer in 45 states. Maiden Specialty is licensed for direct business in two states and is an authorized excess and surplus lines carrier in 49 jurisdictions (Maiden Specialty primarily writes insurance on a surplus lines basis). The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state and, in the case of Maiden US and Maiden Specialty, to federal regulation ensuring consistent state regulation of insurance producers and agents. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, restrictions on the size of risks that may be insured under a single policy, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states’ regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. Maiden US and Maiden Specialty are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to periodic examination by the department of insurance in each state in which they are filed. Entry by Maiden US into certain material transactions with AmTrust or its affiliates requires prior notice to and approval of the Missouri DOI.

State Insurance Department Examinations

Our U.S. insurance subsidiaries are subject to the supervision and regulation of the state in which they are domiciled. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners (“NAIC”).

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

Holding Company Regulation

Maiden NA, Maiden US and Maiden Specialty are subject to regulation under the insurance holding company laws of their states of domicile. The insurance holding company laws and regulations vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Maiden US requires prior approval of the Director of the

Missouri Department of Insurance, Financial Institutions & Professional Registration (the “Missouri DOI”) unless dividends will be paid out of “earned surplus.” “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Missouri DOI before being paid. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer’s surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer’s own securities.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Maiden US is domiciled in Missouri where any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Maiden Specialty is domiciled in North Carolina, which determines control in the same manner. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Missouri DOI and receive approval from the Missouri DOI or rebut the presumption of control before such acquisition. An investor acquiring beneficial ownership would need to obtain approval as to the change of control of Maiden Specialty from the North Carolina Department of Insurance or rebut the presumption of control.

Risk-Based Capital

U.S. insurers are also subject to risk-based capital (or RBC) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company’s investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation requires are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. As of December 31, 2010, Maiden US and Maiden Specialty each had adjusted capital in excess of amounts requiring company or regulatory action.

Reinsurance

The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled or, in some instances, in a state in which the primary insurer is licensed. States also generally permit primary insurers to take credit for reinsurance if the reinsurer is (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the standards in the primary insurer’s state of domicile, and (ii) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral. Some states impose requirements that make it difficult to become licensed or accredited as a reinsurer.

NAIC Ratios

The NAIC Insurance Regulatory Information System, or IRIS, was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2010, Maiden US and Maiden Specialty did not have an IRIS ratio range warranting any regulatory action.

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

In December 2008, the NAIC formally adopted the NAIC Reinsurance Regulatory Modernization Framework proposal (the “Framework”) which provides for the formation of a new office to be called the NAIC Reinsurance Supervision Review Department (“RSRD”). The purpose of the RSRD will be to evaluate and approve systems of reinsurance regulation in place both in U.S. and non-U.S. jurisdictions to determine whether reinsurers domiciled in those jurisdictions would be permitted to participate in the Framework. Under the Framework, credit for reinsurance determinations would be governed by the state that is the primary U.S. regulator of the reinsurer rather than by the domestic regulators of all of the ceding insurers, as is currently the case. The level of required collateral for a participating reinsurer would depend upon the reinsurer’s security rating and would range from 0% to 100% of gross assumed liabilities. It is likely that U.S. federal enabling legislation will be necessary to implement the Framework. If the Framework ultimately leads to a reduction of the collateral requirements for non-U.S. insurers, such changes could be beneficial to Maiden US by permitting Maiden US to post less collateral to secure its reinsurance obligations to its U.S. ceding companies. At this time, we are unable to determine whether any changes in the U.S. reinsurance regulatory framework will be implemented based on the NAIC proposal and the effect, if any, such changes would have on our operations or financial condition.

Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the European Union. In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we rely to produce business for us. In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business. To date, no material fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

Federal

Although the U.S. federal government typically does not directly regulate the business of insurance and reinsurance, federal initiatives often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. In recent years, the U.S. Federal government has increased its scrutiny of the insurance regulatory framework and in July 2010 enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is discussed below. Additionally, the 2011 budget proposed by President Obama includes a provision that would change the tax treatment for certain reinsurance premiums paid to affiliated foreign insurance companies. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

Proposals to repeal the McCarran-Ferguson Act antitrust exemption for the insurance industry periodically are made, including in recent years, but have been unsuccessful. The antitrust exemption allows insurers to compile and share loss data, develop standard policy forms and manuals and predict future loss costs with greater reliability, among other things. The ability of the industry, under the exemption permitted in the McCarran-Ferguson Act, to collect loss cost data and build a credible database as a means of predicting future loss costs is an important part of cost-based pricing. If the ability to collect this data was removed in the future, the predictability of future loss costs and the reliability of pricing could be undermined.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd Frank”) became law in July 2010. Dodd-Frank creates a new source of regulation and supervision of the insurance industry at the federal level. Dodd-Frank’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also establishes a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, in order to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crises in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. Congress ultimately limited the scope of the FIO and recognized that it should not be a duplicate federal insurance regulator. The office is restricted primarily to monitoring the industry and advising Congress and federal agencies on insurance issues. However, federal regulators will have vast discretion over how this oversight is executed. Dodd-Frank calls for numerous studies and contemplates further regulation, the timing and impact of which is uncertain. Any additional legislation or regulatory requirements imposed in connection with Dodd-Frank or other regulatory reform may have an adverse effect on the operation of the Company and its subsidiaries.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of Maiden Holdings, Maiden US, Maiden Bermuda and the companies formed and/or acquired in the IIS Acquisition, including Maiden Global, Maiden VS and Maiden LF, is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries of ours are subject to taxation related to operations in Australia, Germany, Russia, Sweden, the United Kingdom and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

Maiden Holdings and Maiden Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or Maiden Bermuda or to any of their operations or the shares, debentures or other obligations of Maiden Holdings or Maiden Bermuda until 2016. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings and Maiden Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to Maiden.

Germany

Maiden Germany GmbH (“Maiden Germany”), which is a wholly-owned subsidiary of Maiden Global and is the sole shareholder of Maiden VS, is subject to German corporate income tax at a rate of 15% plus solidarity surcharge of 5% thereon (in aggregate 15.825%) and German trade tax at a rate of 16.10%. Maiden Germany is not engaged in general commerce. However, Maiden Germany is the sole shareholder of Maiden VS and, as such, is generally entitled to dividends. Maiden VS is subject to German corporate income tax at a rate of 15% plus solidarity surcharge of 5% thereon (in aggregate 15.825%) and German trade tax at a rate of 13.65%. Maiden VS is engaged in general commerce as an insurance company. The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. Income from dividend and capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. However, a lump sum of 5% of the dividend / capital gains is added back to the taxable income, representing non-deductible business expenses. It is anticipated that a tax unity for corporate income and trade tax purposes will be formed between Maiden Germany and Maiden VS in the course of 2011. The tax unity would come into effect retroactively as from January 1, 2011, resulting in a pooling of profits and losses at the level of Maiden Germany not only for financial accounting but also for tax purposes.

Dividends paid by German corporate entities to foreign shareholders are subject to German withholding tax at a rate of 26.375%, unless the respective shareholder obtained a withholding tax exemption or reduction certificate from the Federal Central Tax Office by reference to a Double Tax Treaty or by reference to the EC Parent/Subsidiary Directive. There is no German withholding tax on (non-profit related) interest payments to corporate shareholders. Other than the German Maiden Companies, we believe that Maiden has operated and will continue to operate its business in a manner that will not cause them to be treated as engaged in a trade or business within Germany. A trade or business in Germany requires a permanent establishment either in the form of a fixed place of business or by having a permanent representative on German ground.

Germany imposes an excise tax on car insurance premiums paid to insurers which reside in Germany. The tax rate generally applicable is 19% of the insurance premium. If the insurer resides in a member state of the European Community or in a third country, the excise tax on insurance premiums will in principle only be levied if the policy-holder is a resident of Germany or if the insured property is located in Germany. There is generally no excise tax on reinsurance premiums.

Sweden

Maiden LF is subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 26.3%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income.

A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by OECD. This means that if Maiden Bermuda has taken steps to avoid a permanent establishment, it should not be subject to Swedish income tax except in case it receives dividend from a Swedish company in which case the withholding tax is levied with 30%. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender. A foreign recipient of royalty paid by a Swedish licensor is however taxable in Sweden as the royalty is deemed to constitute income from a permanent establishment in Sweden.

United Kingdom

Maiden Global Holdings is tax resident in the United Kingdom and is subject to corporation tax in the U.K. on its trading and other taxable profits at the rate of 27%. Non-U.K. resident corporations will only be within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment in the U.K. Non-U.K. resident corporations which are not entitled to treaty relief may be subject to U.K. income tax on U.K. source trading profits at the rate of 20% if they carry on a trade in the U.K. Reinsurance business developed by Maiden Global Holdings is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global Holdings, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade within the U.K. Dividends paid by Maiden Global Holdings will not be subject to deduction or withholding for or on account of U.K. tax. Interest paid by Maiden Global Holdings will be subject to deduction of U.K. income tax at the rate of 20%, subject to the availability of treaty relief.

United States

Maiden NA and its subsidiaries, including Maiden US and Maiden Specialty (collectively, the Maiden US Companies), transact business in and are subject to taxation in the United States. Other than the Maiden US Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the United States. On this basis, other than the Maiden US Companies, we do not expect to be required to pay US corporate income taxes (other than withholding taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the United States, there can be no assurance that the Internal Revenue Service will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the United States. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the United States. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the United States, for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the United States are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the United States as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Maiden Bermuda is 1% of gross premiums.

Where You Can Find More Information

We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K.

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Schroders House, 131 Front Street, Hamilton HM 12, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors

Introduction

Current and potential investors in the Company should be aware that, as with any publicly traded company, investing in our securities carries risk. Managing risk effectively is critical to our success, and our organization is built around intelligent risk assumptions and prudent risk management. We have identified what we believe reflect key significant risks to the organization, and in turn the shareholders, which are outlined below. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these enumerated risks, we face numerous other strategic and operational risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Business

There is limited historical information available for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of our limited operating history and a series of significant transactions, including the GMAC Acquisition in November 2008, entering into the ACAC Quota Share and the IIS Acquisition in 2010, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations. Because our underwriting and investment strategies differ from other participants in the property and casualty reinsurance and insurance markets, you may not be able to compare our business’s performance or prospects to other property and casualty reinsurers.

Ongoing economic uncertainty could materially and adversely affect our business, our liquidity and financial condition.

Global economies and financial markets have experienced significant weakness since 2008, although the most extreme of these circumstances have abated and economic conditions and markets have shown positive, albeit tentative progress since the first quarter of 2009. While near-term economic prospects have improved, unemployment continues at elevated levels and many sovereign, U.S. federal and state governments continued to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation and other economic fundamentals that may impact future growth prospects. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and competitor landscape could be materially and adversely affected.

If opportunities for writing reinsurance and insurance through Maiden US do not materialize as we expect, our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew and write new reinsurance and insurance through Maiden US. However, we cannot assure you that Maiden US will retain its customers or write new business as we expect. Market conditions are presently very competitive, have been for some time, and such conditions are expected to persist in 2011. Other companies might offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business and have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition and results of operations.

We may not be able to manage our growth effectively.

We expect our business to grow in the future as we continue our relationships with existing customers while seeking opportunities to reinsure other insurance companies operating in similar niches. We do not have specific targets or time frames for growth. Expansion of our business in the U.S. and internationally could require additional capital, systems development and skilled personnel. We cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business, including AmTrust and ACAC. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies or by the managing general agents and the receipt and recording of those results by us. Accordingly, establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurately estimate reporting from cedants and agents.

To the extent our loss reserves are insufficient to cover actual losses and loss adjustment expenses, we will have to adjust our loss reserves and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

For our property and casualty reinsurance underwriting, we depend on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess and price the risks they underwrite, which may lead us to inaccurately assess and price the risks we assume.

Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. As is common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or fail to contractually limit our exposure to such risks, we could face significant losses on these contracts.

Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from many sources including fraud, errors by employees, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements or information technology failures.

We believe our modeling, underwriting and information technology and application systems are critical to our business and reputation. Moreover, our technology and applications have been an important part of our underwriting process and our ability to compete successfully. Such technology is and will continue to be a very important part of our underwriting process. We have also licensed certain systems and data from third parties. We cannot be certain that we will have access to these, or comparable service providers, or that our technology or applications will continue to operate as intended. In addition, we cannot be certain that we would be able to replace these service providers or consultants without slowing our underwriting response time. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation, a loss or delay of revenues or increased expense.

The occurrence of severe catastrophic events may have a material adverse effect on our financial results and financial condition.

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period. In either case, the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. These losses could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

We may face substantial exposure to losses from terrorism.

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. TRIA requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. TRIEA extended the federal assistance program through 2007, but it also set a per-event threshold that must be met before the federal program becomes applicable and also increased insurers’ statutory deductibles. TRIPRA currently extends the federal assistance program through 2014. However, the Obama administration has proposed an elimination of the program in its fiscal 2011 budget. It is uncertain at this time whether the program will continue through its scheduled expiration date.

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

Pursuant to the quota share agreements with AmTrust and ACAC and the reinsurance agreements that we anticipate that our reinsurance subsidiaries will enter into with others, our subsidiaries will reinsure a portion of each ceding insurer’s losses resulting from terrorism. With respect to those reinsurance agreements that we have entered into to date, either terrorism coverage is specifically excluded or we do not consider exposure to terrorist acts to be significant. Although we expect that Maiden Bermuda will seek to retrocede some or all of this terrorism risk to unaffiliated reinsurers, it may be unable to do so on terms that it considers favorable, or at all.

We may or may not use retrocessional and reinsurance coverage to limit our exposure to risks. Any retrocessional or reinsurance coverage that we obtain may be limited, and credit and other risks associated with our retrocessional and reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.

We will provide reinsurance to our clients and in turn we may or may not retrocede reinsurance we assume to other insurers and reinsurers. If we do not use retrocessional coverage or reinsurance, our exposure to losses will be greater than if we did obtain such coverage. If we do obtain retrocessional or reinsurance coverage, some of the insurers or reinsurers to whom we may retrocede coverage or reinsure with may be domiciled in Bermuda or other non-U.S. locations. We would be subject to credit and other risks that depend upon the financial strength of these reinsurers. Further, we will be subject to credit risk with respect to any retrocessional or reinsurance arrangements because the ceding of risk to reinsurers and retrocessionaires would not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of any retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operation. We will attempt to mitigate such risks by retaining collateral or trust accounts for premium and claims receivables, but nevertheless we cannot be assured that reinsurance will be fully collectable in the case of all potential claims outcomes.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued. A recent example of emerging claims and coverage issues is the growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in our industry. The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our business, financial condition and results of operations.

The integration of acquired companies may not be as successful as we anticipate.

Acquisitions involve numerous risks, including operational, strategic, and financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions.

Relationship with AmTrust and ACAC

We are dependent on AmTrust and its subsidiaries for a substantial portion of our business.

AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Quota Share Agreement with AmTrust’s Bermuda reinsurance subsidiary AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of the policies written by AmTrust. With the ongoing diversification of the Company through the GMAC Acquisition and IIS Acquisition, along with entering into the ACAC Quota Share in recent years, AmTrust now represents a reduced percentage of the overall portfolio.

We are still dependent, however, on AmTrust and its subsidiaries for a substantial portion of our business. Our Quota Share Agreement with AII has been renewed for an additional three years (until June 30, 2013), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below “A-”). The Quota Share Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Quota Share Agreement would significantly reduce our revenues and would have a material adverse effect on us.

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

We entered into the Quota Share Agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which we and AmTrust agreed that we will cause Maiden Bermuda to enter into the Quota Share Agreement. The asset management agreement with an AmTrust subsidiary, the reinsurance brokerage agreement with an AmTrust subsidiary, the warrants previously issued to our Founding Shareholders (which were exchanged for restricted common shares in September 2010) and the expired provisional employment agreement with our former Chief Executive Officer, Max G. Caviet, were negotiated while we were an affiliate of AmTrust. These circumstances could increase the likelihood that the IRS would claim that the agreements between us and AmTrust were not concluded on an arm’s-length basis and any such assertion, if not disproved by us, could result in adverse tax consequences to us.

Because (i) our Founding Shareholders collectively own or control approximately 59% of the outstanding shares of AmTrust’s common stock, (ii) our Founding Shareholders sponsored our formation, and (iii) our Founding Shareholders’ common shares represent approximately 28.3% of our outstanding common shares; we therefore may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.

The Chairman of the Board currently holds the positions of President, Chief Executive Officer and director of AmTrust, and our former Chief Executive Officer and director is currently employed by AmTrust as an executive officer. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Barry D. Zyskind, our non-executive Chairman of the Board, is the President, Chief Executive Officer and director of AmTrust and, as such, he does not serve our company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. In addition, Max G. Caviet, our former

Chief Executive Officer and director, is currently employed by AmTrust as an executive officer. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and AmTrust diverge. Because AmTrust was our only significant customer until November 2008, remains our largest customer, and is expected to remain our largest customer for at least the next several years, AmTrust could have the ability to significantly influence such situations. However, the Audit Committee of the Company’s Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions.

One of our Founding Shareholders owns the majority of the common stock of ACAC, and AmTrust has an investment in ACAC. This may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and ACAC diverge. Because it is anticipated that ACAC will be a significant customer for at least the next several years, one of our Founding Shareholders could have the ability to significantly influence such situations. However, the Audit Committee of the Company’s Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions.

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

As a result of our use of Regulation 114 trusts accounts or letters of credit and our election to lend funds to AII, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility.

If collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless an AmTrust insurance company subsidiary is domiciled in the United States. Maiden Bermuda currently is satisfying its collateral requirements under the Quota Share Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement. As of December 31, 2010, $168.0 million was on loan to AII.

Maiden Bermuda is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights there under. If one or more of these AmTrust subsidiaries withdraws Maiden Bermuda’s assets from their trust account, draws down on its letter of credit or misapplies withheld funds that are due to Maiden and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Bermuda to recover any such amounts to which we are entitled than it would be if Maiden Bermuda had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Bermuda any collateral provided by Maiden Bermuda that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Bermuda. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Bermuda chooses not to terminate the Quota Share Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically.

We will not be able to control AmTrust’s or ACAC’s decisions relating to its other reinsurance, and AmTrust and/or ACAC may change its reinsurance in ways that could adversely affect us.

The reinsurance ceded by AmTrust and ACAC is net of any reinsurance that AmTrust and ACAC obtain from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums (net of commissions in the case of AmTrust’s UK subsidiary) net of premiums ceded to unaffiliated reinsurers, and will be liable for 40% of losses and loss adjustment expenses on the ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust or ACAC purchases from unaffiliated reinsurers. If AmTrust and/or ACAC chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust and/or ACAC would reduce the premium revenue ceded to us. The purchase of such additional reinsurance would however, in general inure to our benefit.

Insurance and Reinsurance Markets

The property and casualty insurance and reinsurance industry is cyclical in nature, which may affect our overall financial performance.

Historically, the financial performance of the property and casualty insurance and reinsurance industry has tended to fluctuate in cyclical periods of price competition and excess capacity (known as a soft market) followed by periods of high premium rates and shortages of underwriting capacity (known as a hard market). Although the financial performance of an individual insurance or reinsurance company is dependent on its own specific business characteristics, the profitability of most property and casualty insurance and reinsurance companies tends to follow this cyclical market pattern. Beginning in 2000 and accelerating in 2001, the property and casualty insurance and reinsurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. These trends have slowed beginning in 2004 and, in recent years market conditions have deteriorated at varying rates of speed with no reversals. The market remains in a competitive environment in which underwriting capacity has expanded, risk selection has become less discrete and price competition has increased sharply. This additional underwriting capacity has resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline. During the last several years through 2010, the market has experienced varying levels of catastrophe activity but in general these levels have been below historical averages and there has not been a single or series of catastrophe events that would serve as a catalyst for changes in broad market pricing, discipline or competition. In addition, despite the significant financial turmoil that occurred in 2008, market participant’s capital levels have continued to improve due to positive earnings and improved values of risk assets over that time. As a result, we believe the current market conditions, featuring greater underwriting capacity and less disciplined risk selection and pricing are likely to continue. Recent catastrophe activity in the second half of 2010 and early 2011 do not appear to be creating conditions that would change those conditions on a market-wide basis, although the ultimate outcome of these events and their market impact is not known at this time.

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

In 2010, reinsurance of workers’ compensation insurance was 19.6% of net premium written, which continues a trend of decreases in this line of business as a percentage of total net premiums written in recent years, as the Company continues to diversify. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing workers’ compensation insurance, this could negatively affect the workers’ compensation insurance industry in the affected markets. Currently, reductions in the number of people employed has affected the underlying payrolls which are generally the basis for insurance premiums charged and subsequently paid to reinsurers for the protection we offer.

In New York, our largest state in terms of workers’ compensation premium volume, and in certain other states, insurance regulators set the premium rates. Insurance regulators may set rates below those required to maintain profitability on our worker’s compensation business.

We compete with a large number of companies in the reinsurance industry for underwriting revenues.

The worldwide reinsurance business is highly competitive, as well as cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty reinsurance products, are outside of our control. We compete with a large number of other companies in our selected lines of business. There are many reinsurers throughout the world, and new reinsurance companies, based in Bermuda or elsewhere, may be formed at any time. We will compete with major U.S. and non-U.S. reinsurers that offer the lines of reinsurance that we will offer, target the same market as we do and utilize similar business strategies. We compete with various reputable and established reinsurers, such as Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., Platinum Underwriters Holdings, Ltd., PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, White Mountains Re Group, Odyssey Re Holdings Corp., W.R. Berkley Corp., and Everest Re Group, Ltd.

Since we have a limited operating history, many of our competitors will have greater name and brand recognition than we will have. Many of them also have more (in some cases substantially more) capital and greater marketing and management resources than we expect to have, and may offer a broader range of products and more competitive pricing than we expect to, or will be able to, offer.

Our competitive position will be based on many factors, including our perceived financial strength, ratings assigned by independent rating agencies, geographic scope of business, client relationships, premiums charged, contract terms and conditions, products and services offered (including the ability to design customized programs), knowledge of the types of business to be reinsured, speed of claims payment, reputation, experience and qualifications of employees and local presence. Since we have only been in operation since 2007, we may not be able to compete successfully on many of these bases. If competition limits our ability to write new business at adequate rates, our return on capital may be adversely affected.

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

Clients and Brokers

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

Financial Strength and Debt Ratings

Maiden Bermuda, Maiden US and Maiden Specialty have received financial strength ratings of “A-” (Excellent) from A.M. Best and BBB+ (Good) from Standard & Poor’s. Ratings downgrades of either company may adversely affect our competitive position and our ability to meet our financial goals.

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda, Maiden US and Maiden Specialty have each received a financial strength rating of “A-” (Excellent) with a stable outlook from A.M. Best, which is the fourth highest of sixteen rating levels. These subsidiaries have also received a financial strength rating of BBB+ (Good) with a stable outlook from Standard & Poor’s, which is the sixth highest of twenty-one rating levels.

Ratings from these agencies are an opinion of our financial strength and ability to meet ongoing obligations to our future policyholders, and it is not an evaluation directed to our investors in our common shares or trust preferred securities, nor is it a recommendation to buy, sell or hold our common shares or trust preferred securities. Each rating should be evaluated independently of any other rating.

The ratings of Maiden Bermuda, Maiden US and Maiden Specialty are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or Standard & Poor’s. If A.M. Best were to downgrade Maiden Bermuda’s rating below “A-,” AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or Standard & Poor’s were to downgrade Maiden Bermuda, Maiden US or Maiden Specialty, our competitive position would suffer, and our ability to market our products, to obtain customers and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because AmTrust and our other insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

Liquidity, Capital Resources and Investments

A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. As of December 31, 2010, the fixed income securities of $1.9 billion in our investment portfolio represented 90.7% of our total cash and invested assets, of which $5.8 million or 0.3% were other investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we intend to classify substantially all of our invested assets as available for sale, we expect changes in the market value of our securities will be reflected in shareholders’ equity.

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

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. For example, from the summer of 2007 through the first half of 2009, segments of the bond market experienced a substantial decline due to spillover effects from the problems affecting the subprime mortgage industry, along with a general reduction in the amount of liquidity in credit markets as a whole. While the difficult conditions in the credit markets that existed have abated somewhat, both the U.S.

and other sovereign governments have enacted significant monetary measures which have elevated levels of liquidity in the credit market place in order to ensure economic stability and sustain recent limited economic growth. These measures have reduced interest rates to historically low levels and could continue to affect many types of fixed income securities, continuing the current period of higher than average price volatility. In addition, these measures could increase the likelihood of inflation which would likely reduce the value of our fixed income securities and reduce our shareholders equity.

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

Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. In 2007, we used approximately $450.0 million of the $500 million in net proceeds we received from a private offering and the $50 million our Founding Shareholders invested in us to capitalize Maiden Bermuda. We used the $260 million raised in the TRUPS Offering in January 2009 to capitalize Maiden US. We may need to raise additional funds to further capitalize Maiden Bermuda, Maiden US or and Maiden Specialty, or expand our IIS business. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. We currently have no commitment from any lender with respect to a credit facility or a loan facility. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares. If we cannot obtain adequate capital, our business prospects, results of operations and financial condition could be adversely affected.

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

Under the terms of our TRUPS Offering, if we prepay the TRUPS before January 20, 2014 we are required to pay a premium to security holders. This premium, along with an amortized discount currently recorded as a reduction of a liability, would affect both results of operations and our book value.

The terms of the TRUPS Offering stipulate that a premium equal to 14% of the value of the TRUPS of $260 million, or $36.4 million, would be payable to the holders of the TRUPS if we were to pay off the securities prior to January 20, 2014. Also, at the time of the TRUPS Offering, we issued 11.7 million common shares to the holders of the TRUPS Offering as an inducement to invest in the TRUPS. The value assigned to these shares, which was $44.9 million at January 20, 2009 and is now $44.8 million at December 31, 2010, is recorded as a reduction of the liability for the TRUPS on our balance sheet and is being amortized into expense over the term of the TRUPS Offering (30 years) using the effective yield method.

If we were to fully pay off these securities prior to January 20, 2014, we would incur $36.4 million in additional expenses along with incurring additional amortization charges to write off the remaining unamortized amounts which are presently $44.8 million. Thus our results of operations and book value would be reduced commensurately.

While the Company’s liquidity is strong, we do not currently have a source or level of funding to prepay these obligations. To the extent that financing is sought to prepay those obligations, the cost associated with such financing would need to be sufficiently lower to justify the near-term financial impact of such an event. While we frequently evaluate the capital markets to gauge the capacity and costs associated with such a financing, it is unclear whether such levels of financing are available or cost-effective enough to proceed and the execution of such a financing would be subject to market conditions and numerous other factors beyond our control.

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the United States.

Maiden Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the United States and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

International Operations

Our offices that operate in jurisdictions outside the U.S. are subject to certain limitations and risks that are unique to foreign operations.

Our international operations are regulated in various jurisdictions with respect to licensing requirements, currency, security deposits, reserves and other matters. International operations may be harmed by political developments in foreign countries, which may be hard to predict in advance. Regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

As a result of the IIS Acquisition, we are entering into a variety of global insurance and reinsurance markets that we have limited experience with and results may differ from our expectations, which could adversely affect our results of operations and financial condition.

The business associated with the IIS Acquisition and underwritten by Maiden Bermuda is primarily written in Germany, Russia, Latin America, Australia and other global markets that we have limited experience with. We have retained the entire management team and staff of GMAC IIS and GMAC (now Maiden) VS to improve the likelihood that the IIS Acquisition will achieve its expected results. We expect the transaction to be accretive to 2011 earnings, and to generally perform within its overall stated targets. In addition, we have secured an arrangement with the largest primary insurer in the IIS Acquisition portfolio to continue to reinsure business with us for a period of three years. Despite these measures, there can be no guarantee that the IIS Acquisition will achieve the targets anticipated, or that the transaction could result in losses that would adversely affect our results of operations and financial condition.

Foreign currency fluctuations may reduce our net income and our capital levels adversely affecting our financial condition.

We conduct business in a variety of non-U.S. currencies, the principal exposures being the euro, the British pound, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates could materially adversely affect our financial condition and results of operations. At December 31, 2010, no such hedges or hedging strategies were in force or had been entered into.

Regulation

Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.

Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States, various states within the United States and the European Union (“EU”). In the past, there have been Congressional and other initiatives in the United States regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we rely to produce business for us. In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business.

Insurance statutes and regulations in jurisdictions outside and inside the United States could affect our profitability and restrict our ability to operate.

Maiden Bermuda is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. We do not intend Maiden Bermuda to be registered or licensed as an insurance company in any jurisdiction outside Bermuda or to conduct any insurance or reinsurance activities in the United States or elsewhere outside of Bermuda. Nevertheless, we expect that a large portion of the gross premiums written by Maiden Bermuda will be derived from (1) the Quota Share Agreement with AII, (2) the quota share agreement with ACAC, and (3) from reinsurance contracts entered into with entities mostly domiciled in the United States and Europe. Inquiries into or challenges to the insurance activities of Maiden Bermuda may still be raised by U.S. or European insurance regulators in the future.

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

In 2008, the BMA introduced new risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the new risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiary increased under the BSCR. While our Bermuda-based operating subsidiary currently has excess capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.

Europe

Within the EU, the EU Reinsurance Directive of November 2005 (the “Directive”) was adopted and may be fully implemented by all member countries by 2010. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country. We operate within the EU through a series of foreign branches and continue to evaluate the potential impact of the implementation of the Directive which could vary from country to country. As each country within the EU adopts rules implementing the Directive, we could be materially adversely affected by the adopted rules. We may be required to post additional collateral in EU countries or may need to consider restructuring our business in order to comply with the rules adopted in EU countries implementing the Directive.

In addition to the Directive, the European Union is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II.” Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the European Community (“EC”). Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. One aspect of Solvency II (the details of which are currently being developed) concerns the treatment of reinsurance ceded by EC insurers to reinsurers headquartered in a state outside the EC. For example, consideration is being given as to whether reinsurance ceded to a non-EC reinsurer should be treated in the same way as reinsurance ceded to an EC reinsurer, and whether EC decants should require their non-EC reinsurers to provide collateral to cover unearned premium and outstanding claims provisions. The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EC countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EC may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide collateral for our obligations to EC insurers. This could have a material adverse impact on our ability to conduct our business. Solvency II is scheduled to be fully implemented by the end of 2012.

United States

In the United States, licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Maiden Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business  — Regulation” in this Form 10-K. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Maiden Holdings. In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws. The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements. In addition, the federal government has undertaken initiatives, including Dodd-Frank, in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.

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

Changes in accounting principles and financial reporting requirements could result in material changes to our reported results and financial condition.

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating International Financial Reporting Standards (“IFRS”) to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. Certain of these standards could result in material changes to our reported results of operation.

Employee Issues

We are dependent on our key executives. We may not be able to attract and retain key employees or successfully integrate our new management team to fully implement our newly formulated business strategy.

Our success depends largely on our senior management, which includes, among others, Art Raschbaum, our President and Chief Executive Officer, John Marshaleck, our Chief Financial Officer, Karen Schmitt, our President of Maiden US and Maiden Specialty, Patrick J. Haveron, our Executive Vice President, and Ronald M. Judd, our President of Maiden Global. We have entered into employment agreements with Messrs. Raschbaum, Marshaleck, Schmitt and Judd, as well as with additional former key employees of GMAC RE and GMAC IIS. These employees were instrumental in developing the book of business with the former GMAC RE and GMAC IIS and have been managing the retention of that business as it has transferred to Maiden US, Maiden Specialty or Maiden Bermuda. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ eleven non-Bermudians in our Bermuda office including our Chief Executive Officer, our Chief Financial Officer, our Chief Underwriting Officer and our Chief Actuarial Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. The Bermuda government’s policy places a six year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Corporate Governance

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries.

We expect that dividends and other permitted distributions from Maiden Bermuda, Maiden Global (and its subsidiaries), Maiden LF and Maiden NA will be our sole source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, will restrict the declaration and payment of dividends and the making of distributions by Maiden Bermuda, unless specific regulatory requirements are met. In addition, Maiden Bermuda might enter into contractual arrangements in the future that could impose restrictions on any such payments. If we cannot receive dividends or other permitted distributions from Maiden Bermuda as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. Maiden Bermuda is currently able to pay us dividends of approximately $84.9 million. The inability of Maiden Bermuda to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of Maiden US and Maiden Specialty to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US and Maiden Specialty cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings, which may not, in turn, be able to pay dividends to shareholders. As of December 31, 2010, Maiden US could pay dividends to Maiden NA of approximately $25.9 million and Maiden Specialty could pay dividends to Maiden US of $2.8 million without prior regulatory approval. Any dividends paid by Maiden US and Maiden Specialty would reduce its surplus.

Under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”), Maiden Insurance is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Insurance to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Insurance at December 31, 2010 was approximately $667,277 (2009 – $569,115) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $158,699 (2009 – $142,967) at December 31, 2010. Maiden Insurance was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Insurance throughout the period. In addition, Maiden Insurance is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Insurance to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2010, Maiden Insurance is allowed to pay dividends or distributions not exceeding $84,875 without such notification or approval.

Maiden Insurance is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Requirement (“BSCR”) model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Insurance is currently completing the 2010 BSCR and believes that it will meet the target level of required capital as of December 31, 2010.

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of March 9, 2011, our Founding Shareholders beneficially control approximately 28.3% of our outstanding common shares. Although they do not act as a group, our Founding Shareholders exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.07 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.07 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.

The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;
•	changes in the frequency or severity of claims;
•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;
•	price competition;
•	inadequate reserves;
•	cyclical nature of the property and casualty insurance market;
•	negative developments in the specialty property and casualty reinsurance sectors in which we operate; and
•	reduction in the business activities of AmTrust, ACAC or any of our ceding insurers.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our shares may be volatile.

Future sales of shares may adversely affect their price.

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 9, 2011, 72,107,104 common shares are outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our 2007 Share Incentive Plan. Under this plan, we have granted options exercisable for, in the aggregate, 2,948,376 of our common shares. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

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

These obligations require a significant commitment of additional resources. We may not be successful in implementing these requirements, and implementing or maintaining them could adversely affect our business or operating results. In addition, if we fail to implement or maintain the requirements with respect to our internal accounting and audit functions, our ability to report our operating results on a timely and accurate basis would be impaired.

Provisions in our bye-laws may reduce or increase the voting rights of our shares.

In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as that term is defined in the risk factors under the section captioned “Taxation” within this Item on page 54 (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

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

In addition, AII and ACAC are entitled to terminate the Quota Share Agreement if we undergo a change in control. Because we expect the business we reinsure from AmTrust to constitute a substantial portion of our business, this termination right may deter parties who are interested in acquiring us, may prevent shareholders from receiving a premium over the market price of our common shares and may depress the price of our common shares below levels that might otherwise prevail.

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

Interested Directors.  Bermuda law provides that if a director has a personal interest in a transaction to which the company is also a party and if the director discloses the nature of this personal interest at the first opportunity, either at a meeting of directors or in writing to the directors, then the company will not be able to declare the transaction void solely due to the existence of that personal interest and the director will not be liable to the company for any profit realized from the transaction. In addition, Bermuda law and our bye-laws provide that, after a director has made the declaration of interest referred to above, he is allowed to be counted for purposes of determining whether a quorum is present and to vote on a transaction in which he has an interest, unless disqualified from doing so by the chairman of the relevant board meeting. Under Delaware law such transaction would not be voidable if:

•	the material facts as to such interested director’s relationship or interests are disclosed or are known to the board of directors and the board in good faith authorizes the transaction by the affirmative vote of a majority of the disinterested directors;
•	such material facts are disclosed or are known to the shareholders entitled;
•	to vote on such transaction and the transaction is specifically approved in good faith by vote of the majority of shares entitled to vote thereon; or
•	the transaction is fair as to the corporation as of the time it is authorized, approved or ratified.

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

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, most of our directors and officers reside outside Bermuda and a substantial portion of our assets will be and the assets of these persons are, and will continue to be, located in jurisdictions outside Bermuda. As such, it may be difficult or impossible to effect service of process within the United States upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

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

If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the United States, it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the United States income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the United States through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the United States, in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the United States; (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries and ACAC’s insurance subsidiaries; (iii) Maiden Bermuda has entered into a brokerage services agreement with IGI Intermediaries, Inc. (“IGI Inc.”) (an AmTrust subsidiary that provides brokerage services in the United States); (iv) our Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust, and (c) one of our directors is related to a significant shareholder of AmTrust; (v) one of our Founding Shareholders, Michael Karfunkel, controls ACAC; (vi) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, and (vii) the activities conducted outside the United States related to Maiden Bermuda’s start-up were limited, thus we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

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

For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned (directly, indirectly through non-U.S. entities or constructively) by 10% U.S. share holders on any day during the taxable year of such corporation.

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

Because our Founding Shareholders owned all of the shares of Maiden Holdings prior to July 3, 2007, Maiden Holdings was a CFC during the period of 2007 prior to July 3, 2007. Following the 2007 private offering, Barry Zyskind may be treated as a 10% U.S. Shareholder of Maiden Holdings and Maiden Bermuda as a result of his seat on the board of Maiden Holdings, George Karfunkel and/or Michael Karfunkel may be treated as a 10% U.S. Shareholder of Maiden Holdings and Maiden Bermuda as a result of Yehuda Neuberger’s seat on the board of Maiden Holdings, because of Mr. Neuberger’s significant familial connections to the Karfunkels and, through them, to AmTrust. We believe, subject to the discussion below, that because of provisions in our organizational documents that limit voting power and other factors, no U.S. Person who acquired our shares directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of Maiden Holdings’ or Maiden Bermuda’s shares. However, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person (other than the Founding Shareholders) who owns our shares will not be characterized as a 10% U.S. Shareholder.

U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Bermuda’s related person insurance income.

If U.S. persons are treated as owning 25% or more of Maiden Bermuda’s shares (by vote or by value) (as is expected to be the case) and the related person insurance income (or RPII) of Maiden Bermuda (determined on a gross basis) were to equal or exceed 20% of Maiden Bermuda’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Bermuda (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Bermuda. As of December 31, 2010, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ending December 31, 2010 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

The Quota Share Agreements between Maiden Bermuda and AmTrust and ACAC, respectively, may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

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

A company which is resident in the UK for UK corporation tax purposes is subject to UK corporation tax in respect of its worldwide income and gains. While Maiden Global is a UK company, neither Maiden Holdings nor Maiden Bermuda is incorporated in the UK. Nevertheless, Maiden Holdings or Maiden Bermuda would be treated as being resident in the UK for UK corporation tax purposes if its central management and control were exercised in the UK. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Bermuda intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the UK, for UK tax purposes. However, Her Majesty’s Revenue & Customs could challenge our tax residence status.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Bermuda (our corporate headquarters), the United States, the United Kingdom, Germany, Austria, Australia and Russia for the operation of our business. We also lease a property for employee use in Bermuda. Our leases have remaining terms ranging from 7 months to approximately 10 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 12 of the notes to the Consolidated Financial Statements in this Form 10-K.

We executed an office space lease in Hamilton, Bermuda commencing September 1, 2009 for Maiden Holdings and Maiden Bermuda. The initial term of this agreement expires on November 1, 2012 with one option of five years. We have an office space lease in Mount Laurel, New Jersey expiring on May 31, 2015, for use by Maiden Re, Maiden US and Maiden Specialty. We have also executed an office space lease in Beaconsfield, Buckinghamshire, United Kingdom commencing on October 1, 2010, for Maiden Global; the initial term of this agreement expires on October 1, 2015, with one option of five years. We also have four other office space leases in the United States, one property lease in Bermuda and one office space lease in Germany and Austria, respectively, with various expiry dates.

Item 3. Legal Proceedings.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our results of operations.

In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. We believe that we had ample reason for terminating such employment for good and sufficient legal cause, and we believe that the claim is without merit and are vigorously defending this claim. On December 31, 2009, the U.S. Department of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin has appealed to an administrative law judge in the U.S. Department of Labor, and our motion to dismiss the appeal has been filed and is pending.

In June 2008, a derivative action on behalf of AmTrust against Maiden Holdings, Maiden Bermuda and certain officers and directors of AmTrust was filed in the Supreme Court of the State of New York, County of New York. This complaint alleged that AmTrust’s transactions with Maiden Holdings and Maiden Bermuda unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden Holdings, at the expense of AmTrust and that AmTrust’s directors breached their fiduciary duty to AmTrust by approving them. The plaintiff further alleged claims for breach of their duty of loyalty to and employment agreements with AmTrust against Messrs. Zyskind, Caviet and Pipoly for accepting positions at Maiden Holdings and/or Maiden Bermuda. The complaint sought damages from the individual defendants and Maiden Holdings and judgment declaring the Maiden Holdings and Maiden Bermuda transactions void. Maiden and the individual defendants moved to dismiss the complaint and the court granted summary judgment in favor of Maiden in September 2010 and dismissed the case.

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

	High	Low
2009:
First quarter	$5.10	$3.61
Second quarter	$6.64	$4.10
Third quarter	$8.10	$6.10
Fourth quarter	$8.22	$6.63
2010:
First quarter	$7.74	$6.46
Second quarter	$7.69	$6.36
Third quarter	$7.79	$6.14
Fourth quarter	$8.11	$7.43

At March 9, 2011, there were 20 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2010 and 2009, we declared regular quarterly dividends totaling $0.265 and $0.245 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the United States. See Item 1 Business — Regulatory Matters, Item 7 Management’s Discussion and Analysis of Financial Condition, and Results of Operations — Liquidity and Capital Resources — Restrictions and Specific Requirements, and Note 15 of the notes to Consolidated Financial Statements included in this Form 10-K.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and NASDAQ Insurance Index for the period beginning on May 6, 2008, the date of our listing on NASDAQ, and ending on December 31, 2010, assuming $100 was invested on May 6, 2008. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

Item 6. Selected Financial Data.

The following tables set forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2010, 2009 and 2008. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Operations Data:
Gross premiums written	$1,298.1	$1,048.7	$727.4
Net premiums written	1,227.8	1,030.4	727.4
Net earned premium	$1,169.8	$919.9	$420.1
Net investment income	71.6	62.9	37.2
Net realized investment gains (losses)	6.6	0.3	(37.5)
Total Revenue	$1,248.0	$983.1	$419.8
Loss and loss adjustment expenses	755.1	608.6	263.7
Commissions and other acquisition expenses	336.7	241.4	119.7
Other operating expenses	42.2	32.1	15.0
Junior subordinated debt interest expense	36.5	34.4	—
Amortization of intangible assets	5.8	6.6	1.2
Foreign exchange and other losses (gains)	0.5	(2.4)	1.4
Income tax expense	1.3	1.3	—
Total Expenses	$1,178.1	$922.0	$401.0
Net income	$69.9	$61.1	$18.8
Per Share Data:
Earnings per common share(1) :
Basic	$0.99	$0.88	$0.32
Diluted	$0.98	$0.87	$0.32
Weighted average number of common shares outstanding:
Basic	70,799,966	69,646,804	59,344,912
Diluted	71,372.688	70,060,197	59,344,912
Dividends declared per share	$0.265	$0.245	$0.21

	For the Year Ended December 31,
	2010	2009	2008
Selected Consolidated Ratios:
Loss and loss expense ratio(2)	64.6%	66.2%	62.8%
Acquisition cost ratio(3)	28.8%	26.2%	28.5%
General and administrative expense ratio(4)	3.5%	3.5%	3.5%
Expense ratio(5)	32.3%	29.7%	32.0%
Combined ratio(6)	96.9%	95.9%	94.8%

	As of December 31,
	2010	2009	2008
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$96.2	$107.4	$131.9
Restricted cash and cash equivalents	89.8	144.9	409.3
Investments at fair market value	1,880.3	1,667.2	1,125.2
Reinsurance balances receivable	226.3	211.3	71.9
Funds withheld	152.7	—	—
Loan to related party	168.0	168.0	168.0
Deferred commission and other acquisition costs	203.6	173.0	104.5
Total assets	2,982.6	2,636.1	2,128.6
Loss and loss adjustment expense reserves	1,226.8	1,002.7	897.7
Unearned premiums	657.6	583.5	444.5
Securities sold under agreements to repurchase, at contract value	76.2	95.4	232.6
Junior subordinated debt	215.2	215.1	—
Total Maiden shareholders’ equity	750.2	676.5	509.8
Book value per share(7)	$10.40	$9.62	$8.7

(1)	Please refer to Note 13 of the notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.
(2)	Calculated by dividing loss and loss adjustment expenses by net premiums earned.
(3)	Calculated by dividing commission and other acquisition expenses by net premiums earned.
(4)	Calculated by dividing general and administrative expenses by net premiums earned.
(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.
(6)	Calculated by combining the loss ratio, acquisition cost ratio and general and administrative expense ratio.
(7)	Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as at the end of the period, giving no effect to dilutive securities.

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

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe risk profile intact. These transactions have increased our revenue to in excess of $1 billion while strongly positioning our capital to extend its business platform both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with AmTrust Financial Services, Inc. (“AmTrust”) in 2007 (the “AmTrust Quota Share”);
•	Acquiring the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC in 2008 (the “GMAC Acquisition”);
•	Completing a private placement of trust preferred securities of approximately $260.1 million in 2009 (the “TRUPS Offering”);
•	Entering into the a quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) in 2010 (the “ACAC Quota Share”); and
•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. in 2010 (the “IIS Acquisition”).

Until such time as the Company attains sufficient historical experience, year-to-year comparability is likely to be more difficult as compared with other companies considered peers of the Company and with whom it competes on a regular basis.

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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company Ltd. (“Maiden Bermuda”) and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. Maiden Bermuda does not underwrite any primary insurance business.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share and beginning in 2010, the ACAC Quota Share. As of December 31, 2010, we had approximately $3.0 billion in total assets, $750.2 million of total shareholders’ equity and $965.4 million in total capital, which includes shareholders’ equity and junior subordinated debt.

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

During 2009 and 2010, there were a number of events that impacted the property and casualty industry generally. While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2009 generally featured fewer such events, favorably impacting industry performance. Further, despite the ongoing global economic recession, industry investments in risk assets performed significantly better in 2009 and 2010, increasing capital on both a statutory and generally accepted accounting principles (“GAAP”) basis in the United States at both the individual market participant level and in the aggregate across the reinsurance industry more generally. In 2010, a series of significant natural and man-made catastrophes occurred, including major earthquakes in Chile and New Zealand, damaging windstorms in Europe (Xynthia), a series of severe winter storms in the northeastern United States and the Deepwater Horizon explosion and oil spill in the Gulf of Mexico. Consistent with its business model, the Company experienced no losses from the Chilean and New Zealand earthquakes, Deepwater Horizon explosion or European windstorms, while losses from the United States winter storms, if any, are expected to be immaterial.

In addition, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities, the yields on which continue to perform at historically low levels. Continued existence of these conditions, including the possibility of even lower yields in the near-term will increasingly adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions are not supportive of additional pricing measures which would stabilize underwriting trends. Nonetheless, capital positions across the industry remain sufficiently strong that despite the unfavorable pricing and investment environment, competitive conditions appear unlikely to change in the immediately foreseeable future, although the ultimate impact remains unclear. As market conditions continue to develop and competition further increases, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards.

Recent Developments

GMAC International Insurance Services, Ltd. Reinsurance Acquisition (“IIS Acquisition”)

On November 30, 2010, we acquired the majority of the reinsurance-related infrastructure, assets and liabilities of GMAC International Insurance Services, Ltd. (“IIS”). IIS is based in the United Kingdom and also included the following primary components, the sum of which is referred to as the “IIS Acquisition”:

•	A renewal rights agreement under which Maiden Bermuda underwrites certain assumed reinsurance business written by GMAC International Insurance Company, Ltd. (“GMAC IICL”), which covers primarily personal auto and credit life coverages offered by primary insurers in association with programs IIS designs and implements for original equipment automobile manufacturers;
•	A reinsurance agreement (the “IICL Agreement”) under which the Maiden Bermuda reinsures all of the existing contracts written by GMAC IICL pursuant to a loss portfolio transfer; under the purchase agreement, all future contracts will be underwritten by Maiden Bermuda;
•	Acquisition of GMAC VersichsrungService (“GMAC VS”), an insurance producer based in Germany which supports sales of primary personal auto insurance through participating automobile dealerships and original equipment automobile manufacturers;
•	Acquisition of GMAC Life Försäkrings (“GMAC LF”), a credit life insurer domiciled in Sweden which writes certain credit life insurance in association through automobile financings offered through participating automobile dealerships and original equipment automobile manufacturers which has been renamed Maiden Life Försäkrings AB (“Maiden LF”).

According to the loss portfolio transfer provisions of the IICL Agreement, the Company assumed the loss reserves of $98.8 million associated with the GMAC IICL business as of November 30, 2010. The Company also assumed unearned premium, net of acquisition costs, of approximately $19.2 million.

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL. Actual assets in support of the liabilities assumed under the IICL Agreement will be transferred to the Company when the subject individual agreements are novated to Maiden Bermuda. Please refer to the section entitled “IIS Acquisition — Funds Withheld” in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Results and Results of Operations” in this Form 10-K for further information.

As a result of assumption of these liabilities, at November 30, 2010 the underlying assets in support of these collateral arrangements totaled $141.8 million. The Company now assumes one hundred percent (100%) of all premiums and losses for which GMAC IICL is otherwise entitled to or liable in respect of the reinsurance contracts.

We will pay a fee to GMAC IICL for the right to renew the expiring reinsurance contracts, subject to a minimum payment of $4 million, over a three-year period commencing November 30, 2010.

The aggregate purchase price of GMAC VS and GMAC LF at November 30, 2010 was $22.3 million, which was the tangible book value of each entity. All balances of the IIS Acquisition were settled on an estimated basis and pursuant to the terms of the underlying agreements, will be subject to adjustment to the final actual balances as of November 30, 2010 in the first quarter of 2011.

The Company expects the transaction to be accretive to 2011 earnings, and to generally perform within its overall stated targets.

ACAC Transaction

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008 and 2009. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC. In addition to reinsurance support, we will provide support services focused on helping ACAC to continue its profitable expansion.

GMAC Acquisition

On October 31, 2008, we acquired the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC (“GMACI”), which included the following components, the sum of which are referred to as the “GMAC Acquisition”:

•	GMAC RE LLC (“GMAC RE”), a reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written through GMAC RE (which was subsequently renamed Maiden Re Insurance Services, LLC (“Maiden Re”));
•	GMAC Direct Insurance Company (which was subsequently renamed Maiden Reinsurance Company); and
•	Integon Specialty Insurance Company (which was subsequently renamed Maiden Specialty Insurance Company).

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

TRUPS Offering

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

2010 Financial Highlights

2010 Consolidated Results of Operations

•	Net income available to common shareholders of $69.9 million, or $0.99 basic and $0.98 diluted earnings per share
•	Operating earnings of $72.7 million, or $1.03 basic and $1.02 diluted operating earnings per share(1)
•	Gross premiums written of $1.298 billion, a 23.8% increase over 2009
•	Net premiums earned of $1.170 billion, a 27.2% increase over 2009
•	Underwriting income of $50.1 million and combined ratio of 96.9%(1)
•	Net investment income of $71.7 million, a 13.8% increase over 2009

2010 Consolidated Financial Condition

•	Operating return on equity of 10.2%(1)
•	Common shareholders’ equity of $750.2 million; book value per common share of $10.40
•	Total cash and investments of $2.1 billion; fixed maturities and short-term securities comprise 90.7% of total investments, of which 63.0% have a credit rating of AAA and an overall average credit rating of AA
•	Total assets of $2.98 billion
•	Reserve for losses and loss expenses of $1.23 billion
•	Total debt of $215.2 million and a debt to total capitalization ratio of 22.3%

(1)	Operating earnings, operating earnings per share and operating return on equity are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest GAAP financial measure (net income).

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

Operating Earnings and Operating Earnings per Share:  In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable, realized investment gains or losses, foreign exchange gain or loss, the amortization of intangible assets, and in 2008 and 2010, non-recurring general and administrative expenses related to the GMAC Acquisition and the IIS Acquisition, respectively. We exclude net realized investment gains or losses and foreign exchange gain or loss as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe the amortization of intangible assets is representative of our ongoing business. The expenses related to the GMAC Acquisition and the IIS Acquisition are non-recurring. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. The following is a reconciliation of operating income to its most closely related GAAP measure, net income.

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Net income	$69.9	$61.1	$18.8
Add (subtract):
Net realized investment (gains) losses	(6.6)	(0.3)	37.5
Foreign exchange and other (gains) losses	0.6	(2.5)	1.4
Amortization of intangibles	5.8	6.6	1.3
Non-recurring general and administrative expenses relating to IIS Acquisition (2010) and GMAC Acquisition (2008)	1.8	—	1.6
Non-cash deferred tax expense	1.2	1.3	—
Operating earnings	$72.7	$66.2	$60.6
Operating earnings per common share:
Basic operating earnings per share	$1.03	$0.95	$1.02
Diluted operating earnings per share	$1.02	$0.95	$1.02

Operating Return on Equity (“Operating ROE”):  Management uses operating return on average shareholders’ equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (realized gains or losses on investments, foreign exchange gain and other (gains) losses, amortization of intangibles, and amortization of intangible assets) divided by average common shareholders’ equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the years ended December 31, 2010, 2009 and 2008 is computed as follows:

	2010	2009	2008
	($ in Millions)
Operating earnings	$72.7	$66.2	$60.6
Opening shareholders’ equity	$676.5	$509.8	$537.3
Ending shareholders’ equity	$750.2	$676.5	$509.8
Average shareholders’ equity	$713.4	$593.1	$523.6
Operating return on equity	10.2%	11.2%	11.6%

Book Value per Share:  Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per share ultimately translates into growth in the Company’s stock price. Book value per share is calculated using common shareholders’ equity divided by the number of common shares outstanding. Book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per share for the years ended December 31, 2010, 2009 and 2008 is computed as follows:

	2010	2009	2008
	($ in Millions)
Ending shareholders’ equity	$750.2	$676.5	$509.8
Common shares outstanding	72,107,100	70,291,789	58,587,664
Book value per share	$10.40	$9.62	$8.70

Certain Operating Measures

Underwriting Income and Combined Ratio:  The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and general and administrative expenses are less than the premiums earned on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting losses and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net earned premium and is the monetized counterpart of the combined ratio.

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

The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by net premiums earned. The “commission and acquisition cost ratio” is derived by dividing acquisition costs by net premiums earned. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by net premiums earned. The “expense ratio” is the sum of the commission and acquisition cost ratio and the general and administrative expense ratio.

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

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased share-based compensation expense, increased rent expense for our offices and increased professional fees. As the Company continues to expand and diversify in 2011, particularly through the IIS Acquisition, the completion of the implementation of the ACAC Quota Share and other initiatives across both its US and Bermuda platforms, we expect this trend to continue.

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

Because a significant amount of time can elapse between the assumption of risk, particularly on longer-tail lines of business, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company (the reinsurer) and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid losses and loss expenses (loss reserves) is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves (case reserves), additional case reserves (“ACRs”) and incurred but not reported (“IBNR”) reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses (“ULAE”) associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves.

For excess of loss treaties, cedents generally are required to report losses that either exceed 50% of the retention, have a reasonable probability of exceeding the retention or meet defined reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted 60 to 90 days after the close of the reporting period. Some proportional treaties have specific language regarding earlier notice of serious claim.

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

Reserves for losses and loss expenses as of December 31, 2010 and 2009 were comprised of the following:

As of December 31,	2010	2009
	($ in Millions)
Reserve for reported loss and loss adjustment expenses	$655.0	$470.6
Reserve for losses incurred but not reported	571.8	532.1
Reserve for loss and loss adjustment expenses	$1,226.8	$1,002.7

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

In the Diversified Reinsurance segment, as of December 31, 2010, 86.4% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. In general for the Diversified Reinsurance segment we utilize the Expected Loss Ratio approach at the onset of reserving an account, the Incurred Bornheutter-Ferguson method for business with less but maturing loss experience, and as the experience matures the Reported Loss Development Method.

The Company has underwritten the AmTrust Quota Share segment since July 1, 2007. Certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility. As a result, we have tended to rely on a weighted approach which primarily employs the Reported Loss Development Method while also considering the Expected Loss Ratio Method. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of monthly and quarterly data instead of contract period data in totality. As a result, a range of loss development factors are utilized due to the relative lack of seasoning of the underlying business as regards the Company’s experience. Because of the refinement of the data, this allows for greater use of the loss development method earlier on in the maturity of the book than would ordinarily occur.

Significant Assumptions Employed in the Estimation of Loss and Loss Expense Reserves

The most significant assumptions used as of December 31, 2010 to estimate the reserve for losses and loss expenses within the Company’s segments are as follows:

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

The inherent uncertainty of estimating the Company’s loss and loss expense reserves increases principally due to:

(i)	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;
(ii)	the differing reserving practices among ceding companies;
(iii)	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and
(iv)	the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported losses and loss expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2010, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss expense reserve estimates. As of December 31, 2010, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

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

In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience. As of December 31, 2010, 86.4% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. We believe the possible variance of our expected loss ratio for all applicable loss years for the Diversified Reinsurance segment was approximately one percentage point as of December 31, 2010. If our final loss ratio for the Diversified Reinsurance segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $12.5 million.

The Company has underwritten the AmTrust Quota Share segment since July 1, 2007. Certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment as compared to the Diversified Reinsurance segment. We believe a possible variance of our expected loss ratio for all applicable loss years for the AmTrust Quota Share segment was approximately four percentage points as of December 31, 2010. If our final loss ratio for the AmTrust Quota Share segment were to vary by four percentage points from the expected loss ratios in aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $49.7 million.

Premiums and Acquisition Costs

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

Under proportional treaties, which represented 79.6% of gross premiums written for the year December 31, 2010, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition costs. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition costs are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 20.4% of gross premiums written for the year December 31, 2010, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. To date, we have only included U.S. government fixed maturity instruments as level 1. The Company receives the quoted market prices from third party, nationally, recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Pricing Service utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. The Pricing Service’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing, to prepare evaluations. In addition, the Pricing Service uses model processes, such as the Option Adjusted Spread model, to assess interest rate impact and develop prepayment scenarios. The market inputs that the Pricing Service normally seeks for evaluations of securities, listed in approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications.

The Company typically utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 95.1% and 97.6%, respectively of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy as of December 31, 2010 and 2009. At December 31, 2010 and 2009, we have not adjusted any pricing provided by the Pricing Services.

The Company will challenge any prices for its investments which are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of December 31, 2010 and 2009, only one security valued using the market approach at approximately $8.6 million and $7.9 million, respectively or less than 0.5% of Level 2 fixed maturities, was priced using a quotation from a broker as opposed to the Pricing Service. At December 31, 2010 and 2009, we have not adjusted any pricing provided by broker-dealers based on the review performed by our investment managers.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of December 31, 2010 and 2009.

At December 31, 2010 and December 31, 2009, the Company has no fixed income investments that are guaranteed by third parties. We do not have any direct exposure to third party guarantors as of December 31, 2010 or December 31, 2009.

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

Non-U.S. government bonds:  Comprised of non-U.S. government bonds issued by non-U.S. governments primarily Germany, Belgium and Netherlands. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Corporate bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 or less do not constitute more than 8% of the market value of our fixed income securities and are diversified across a wide range of issuers and industries. These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

Other-than-Temporary Impairment of Investments (“OTTI”)

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If an other-than-temporary impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

There were no other-than-temporary impaired securities during the years ended December 31, 2010 and 2009. During the year ended December 31, 2008, we identified three securities which were considered to be other-than-temporarily impaired. Consequently, the cost of these securities was written down to fair value and we recognized a realized loss of $43.3 million for the year ended December 31, 2008.

The following shows the other-than-temporary impairment charges during the years ended December 31, 2010, 2009 and 2008 for our fixed maturity investments by category:

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Corporate bonds	$—	$—	$37.4
Other investments	—	—	5.9
Total other-than-temporary impairment charges recognized in earnings	$—	$—	$43.3

Goodwill and Intangible Assets

The GMAC Acquisition and IIS Acquisition created certain assets separately described in our financial statements as Goodwill and Intangible Assets, respectively. Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. Intangible Assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks with useful life of 15 years. Insurance company licenses are considered indefinite life intangible assets.

ASC Topic 805, Business Combinations requires that the Company make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets as of December 31, 2010 of $58.4 million and $45.5 million, respectively.

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2010.

Results of Operations

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated.

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Net premiums written	$1,227.8	$1,030.4	$727.4
Net premiums earned	$1,169.8	$919.9	$420.1
Net losses and loss expenses	755.1	608.6	263.7
Commission and other acquisition expenses	336.7	241.4	119.7
General and administrative expenses	27.9	21.7	8.4
Total underwriting income	50.1	48.2	28.3
Other operating expenses	(14.3)	(10.4)	(6.6)
Net investment income	71.6	62.9	37.2
Net realized investment gains (losses)	6.6	0.3	(37.5)
Amortization of intangible assets	(5.8)	(6.6)	(1.2)
Foreign exchange and other gain (loss)	(0.5)	2.4	(1.4)
Junior subordinated debt interest expense	(36.5)	(34.4)	—
Deferred tax expense	(1.3)	(1.3)	—
Net Income	$69.9	$61.1	$18.8
Ratios
Loss and loss expense ratio	64.6%	66.2%	62.8%
Acquisition cost ratio	28.8%	26.2%	28.5%
General and administrative expense ratio	3.5%	3.5%	3.5%
Expense ratio	32.3%	29.7%	32.0%
Combined ratio	96.9%	95.9%	94.8%

Net Income

2010 vs. 2009

Net income for the year ended December 31, 2010 was $69.9 million compared to net income of $61.1 million for the same period in 2009, a 14.4% increase. The improvement was the result of higher underwriting income of $1.9 million due to the commencement of the ACAC Quota Share in 2010 and continuing growth in the AmTrust Quota Share segment offset by a higher combined ratio. Net income was further enhanced by investment income which was $8.7 million higher in 2010 as investable assets grew significantly as a result of positive operating cash flow and the aforementioned premium growth. The Company also realized investment gains of $6.6 million as it selectively sold certain securities compared to a $0.3 million realized investment gain in 2009. These improvements were also offset by higher operating expenses, in part due to expenses associated with the IIS Acquisition, the first full year of interest expense from the junior subordinated debt issued in 2009 and minor foreign exchange losses (compared to gains in 2009).

2009 vs. 2008

Net Income for the year ended December 31, 2009 was $61.1 million compared to net income of $18.8 million for the same period in 2008. The increased net income was generally the result of an improvement in underwriting profit of $19.9 million due to the first full year of results after the GMAC Acquisition, despite a modest decline in the combined ratio. In addition, investment income increased by $25.7 million, the result of both the first full year of results after the GMAC Acquisition and the investment of the proceeds of the TRUPS issuance. Net realized investment gains were $0.3 million in 2009 as compared to net realized investment losses of $37.5 million as there was no re-occurrence in 2009 of OTTI losses that occurred in 2008. The improvement in underwriting and investment income more than offset the increase in interest expense associated with the TRUPS issuance. The Company’s expense ratio declined as a result of the increase in revenue associated with the GMAC Acquisition although underlying general and administrative expenses increased on a year to year basis consistent with the growth in revenues. Amortization of intangible assets increased by $5.4 million as a result of the first full year of results after the GMAC Acquisition. Net income for the year ended December 31, 2009 included a net foreign exchange and other gain of $2.4 million and a deferred U.S. tax expense of $1.3 million.

Premiums

We evaluate our business by segment, distinguishing between Diversified Reinsurance, AmTrust Quota Share and ACAC Quota Share segments. The following chart illustrates the mix of our business on both a net premiums written and net premiums earned basis.

	Net Premiums Written			Net Premiums Earned
	For the Year Ended December 31,			For the Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Diversified Reinsurance	45.1%	63.9%	39.7%	51.5%	61.7%	20.2%
AmTrust Quota Share	38.1%	36.1%	60.3%	38.0%	38.3%	79.8%
ACAC Quota Share	16.8%	—%	—%	10.5%	—%	—%

The mix of business has diversified and levels of premium in relation to the total have fluctuated in recent years due to the significant transactions we have entered into. The Diversified Reinsurance segment increased significantly in 2008 as a result of the GMAC Acquisition, which increased further in 2009 as the GMAC Acquisition completed its first full year of operation. This segment declined in 2010 as a percentage of the total due to the combination of our disciplined underwriting and ongoing competitive market conditions which resulted in a lower premium result for Maiden US. This decline was offset somewhat by the completion of the IIS Acquisition at the end of 2010. The AmTrust Quota Share segment reflects the continuing growth of this segment. The commencement of the ACAC Quota Share segment in 2010 expanded the ongoing diversification of the Company.

Net Premiums Written

Comparison of Years Ended December 31, 2010 and December 31, 2009

Net premiums written increased by $197.4 million, or 19.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net premiums written was primarily the result of the following:

•	Commencement of the ACAC Quota Share. As noted, this new segment commenced on March 1, 2010 and contributed $205.7 million to net premiums written during 2010.
•	Continuing growth in our AmTrust Quota Share segment. This segment grew by $95.6 million or 25.7%, largely as a result of AmTrust’s increase in its Specialty Risk and Extended Warranty business, particularly internationally, during 2010. AmTrust continued to experience growth in its other segments, consistent with its growth and expansion strategy.
•	Completion of the IIS Acquisition. We completed the IIS Acquisition on November 30, 2010. For the period from November 30, 2010 to December 31, 2010, net premium written was $29.6 million, which includes $24.3 million of assumed unearned premium as of November 30, 2010, which was acquired net of acquisition expenses of $25.5 million. Premiums associated with the IIS Acquisition are included in the Diversified Reinsurance segment.
•	Continued underwriting discipline by Maiden US. Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition. In addition, we have reduced our premiums written in the Accident & Health line of business as certain accounts no longer met the profitability standards we have established. As a result, premium associated with this business unit declined by $104.0 million or 15.8%.

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

Net Premiums Earned

Comparison of Years Ended December 31, 2010 and December 31, 2009

Net premiums earned increased by $249.9 million, or 27.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in net premiums earned was primarily the result of the following:

•	Commencement of the ACAC Quota Share on March 1, 2010 which resulted in net earned premiums of $123.5 million.
•	Despite the decline in premiums written in the Diversified Reinsurance segment, earned premiums increased $33.3 million or 5.9% due to the earned premiums associated with prior years at higher production levels.
•	Continuing growth in all segments of the AmTrust Quota Share, which resulted in earned premium growth of $93.2 million or 26.5%.
•	Due to its closing late in the fourth quarter on November 30, 2010, earned premiums from the IIS Acquisition were limited, at $5.4 million.

Comparison of Years Ended December 31, 2009 and December 31, 2008

Net premiums earned increased by $499.8 million, or 119.0%, for the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase in gross premiums earned was primarily the result of the following:

•	The first full year for the premiums associated with the GMAC Acquisition in the Diversified Reinsurance segment. This transaction was completed on October 31, 2008. Premiums earned increased by $467.4 million or 549.9%.
•	Premium earned on the AmTrust Quota Share segment has increased by $16.9 million or 5.0% as a result of higher earned premium from AmTrust’s Specialty Program segment of $15.1 million and $9.0 million from AmTrust’s Specialty Risk and Extended Warranty segment offset by lower premiums from AmTrust’s Small Commercial Business segment. The impact of the change in earned premium relating to a one- time unearned premium transfer was $55.8 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI in May 2008. Excluding the impact of that one-time premium, the premium earned in that overall segment increased $72.7 million or 26.0% in 2009 as compared to 2008.

Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2010 and December 31, 2009

Loss and loss adjustment expenses increased by $146.5 million, or 24.1%, for the year ended December 31, 2010 as compared to the same period in 2009, primarily reflecting the continuing growth in the Company as a result of the commencement of the ACAC Quota Share in 2010 and the continuing growth of the AmTrust Quota Share in 2010 compared to 2009.

The loss ratios were 64.6% and 66.2% for the years ended December 31, 2010 and 2009, respectively. The decrease was generally the result of business acquired in the GMAC Acquisition having a lower loss ratio, having completed its first full year of business in 2009 which had a higher loss ratio due to a lower earned premium base which had acquisition costs offsetting it and a modestly higher loss ratio in the AmTrust Quota Share segment.

In 2010 and 2009, the Company recognized $32.9 million and $11.4 million, respectively, of favorable development on prior year’s reserves, principally due to favorable development in its Diversified Reinsurance segment in both years. The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $43.8 million and the remaining $6.2 million is recorded as a deferred gain and is part of the Company’s loss reserves at December 31, 2010 that are included in the accompanying balance sheet. Included in the total favorable development were amortized gains from the loss portfolio acquired as part of the GMAC Acquisition, recorded as a reduction of losses incurred of $25.3 and $10.7 million for the years ended December 31, 2010 and 2009, respectively.

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

In 2009 and 2008, the Company recognized $11.4 million and $1.8 million, respectively, of favorable development on prior year’s reserves, principally due to favorable development in its Diversified Reinsurance segment in both years. The Company amortized gains as a reduction of losses incurred of $10.7 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively. In 2008, the amount of this favorable development related to settlement of case reserves, primarily property claims, for amounts lower than the case reserves carried at the time of the GMAC Acquisition. These amounts are largely timing related and are not likely to recur. The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $17.7 million and the remaining $5.4 million is recorded as a deferred gain and is part of the Company’s loss reserves at December 31, 2009 that are included in the accompanying balance sheet.

Commissions and Other Acquisition Expenses

Comparison of Years Ended December 31, 2010 and December 31, 2009

Commissions and other acquisition costs increased by $95.3 million, or 39.5%, for the year ended December 31, 2010 compared to the same period in 2009. This reflects both the growth in earned premium and the continuing shift in our mix of business to quota share business which typically has a higher acquisition cost ratio. In particular, the commencement of the ACAC Quota Share in 2010 and Diversified Reinsurance segment have contributed to the increase. For the Diversified Segment, the increases were due to: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of acquisition costs; 3) the Diversified Reinsurance segment’s mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio;

and 4) increased commissions accruals on the 2009 and 2010 underwriting years due to lower loss ratios. Finally, for the period November 30, 2010 to December 31, 2010, we earned gross fee income from the IIS Acquisition of $0.8 million, which is netted against commission and other acquisition expenses in the accompanying consolidated statements of income.

As a result, the acquisition cost ratio increased to 28.8% for the year ended December 31, 2010 as compared to 26.2% for the same periods in 2009, respectively. The 2010 ratios more accurately reflect recurring acquisition ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

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

Other Operating Expenses

Other operating expenses include general and administrative expenses which are segregated for analytical purposes as a component of underwriting income. Other operating expenses consist of:

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
General & administrative expenses – segments	$27.9	$21.7	$8.4
Other operating expenses – corporate	14.3	10.4	6.6
Total other operating expenses	$42.2	$32.1	$15.0

Comparison of Years Ended December 31, 2010 and December 31, 2009

Other operating expenses increased by $10.1 million, or 31.5%, for the year ended December 31, 2010 compared to the same period in 2009. The general and administrative expense ratio was 3.5% for the years ended December 31, 2010 and 2009, respectively. In 2010, other operating expenses for the year ended December 31, 2010, include $1.8 million of non-recurring expenses incurred to date as a result of the IIS Acquisition. Excluding these non-recurring expenses, the Company’s general and administrative expense ratio, which is a measure of its efficiency, was 3.4% for the years ended December 31, 2010 as compared to 3.5% for the same period in 2009, respectively.

As a result the overall expense ratio (including acquisition costs) was 32.3% and 29.7%, respectively for the years ended December 31, 2010 and 2009. The increase reflects the increased acquisition expenses and the costs associated with the IIS Acquisition previously described. The following is a breakdown of the major factors contributing to the increased operating expenses.

The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs, including share compensation expense, increased approximately $5.0 million due to an additional 63 full time employees including 50 that were added at November 30, 2010 as part of the IIS Acquisition.
•	Additional non-recurring expenses of $1.8 million, primarily legal, were incurred as a result of the IIS Acquisition.
•	Additional other expenses incurred of $1.3 million including premises related, regulatory and other filing fees, insurance and IT expenses.
•	Professional fees increased by $0.8 million.

•	Depreciation expense increased by $0.6 million which reflects the full year’s depreciation expense on capital assets added in 2009 as well as depreciation on capital assets added in 2010.
•	Other expenses of $0.6 million incurred by the entities acquired by IIS Acquisition in addition to the salary and professional expenses noted above.

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

The following is a breakdown of the major factors contributing to this increase:

•	Salary and employee welfare costs increased approximately $9.6 million due to a full year’s expense relating to staff added as a result of the GMAC Acquisition.
•	Rent and amortization of capital assets increased by approximately $1.8 million due primarily to a full year’s expense relating to the GMAC Acquisition.
•	Information technology costs increased by approximately $3.3 million due primarily to a full year’s expense relating to the GMAC Acquisition.
•	Professional fees increased by approximately $1.3 million.
•	Directors’ and insurance costs increased by approximately $0.8 million due primarily to a full year’s expense relating to the GMAC Acquisition.

Net Investment Income and Net Realized Gains (Losses)

Comparison of Years Ended December 31, 2010 and December 31, 2009

Net investment income increased by $8.7 million, or 13.8%, for the year ended December 31, 2010 compared to the same period in 2009. Average invested assets were approximately $2.1 billion for the year ended December 31, 2010 compared to approximately $1.8 billion for the year ended December 31, 2009, a 16.7% increase. Continued growth in the overall book of business combined with positive cash flow from operations contributed to the growth in invested assets.

Despite the Company’s premium growth and the increase in average invested assets, investment income grew at a slower rate in 2010 compared to 2009 reflecting the significant accumulation of cash and cash equivalents which occurred during 2010; we had reduced the level of cash and cash equivalents to more customary levels by December 31, 2010. Please refer to Liquidity and Capital Resources for a more detailed discussion of the Company’s investing position relative to the continuing accumulation of cash and cash equivalents, along with the Company’s operating and investing cash flow results.

The average yield for the year ended December 31, 2010 and 2009 is 3.5%. We increased our allocation to corporate bonds during 2010, generating higher yields. This was offset by yields in cash and cash equivalents which have continued to be at historically low levels throughout 2010. Interest on the loan to AmTrust amounted to $2.0 million in 2010 compared to $2.4 million for the same period in 2009 due to a reduction in average 30 day LIBOR interest rates during 2010. Investment management fees and expenses of $3.0 million and $2.7 million were incurred during the year ended December 31, 2010 and 2009, respectively.

Net realized investment gains were $6.6 million for the year ended December 31, 2010 compared to $0.3 million for the same period in 2009. For additional information on the Company’s investments and realized gains and losses, please refer to Liquidity and Capital Resources.

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

Junior Subordinated Debt Interest Expense

Interest expense related to the TRUPS Offering was $36.5 million and $34.4 million for the years ended December 31, 2010 and 2009, respectively. The TRUPS Offering was completed on January 20, 2009 and thus 2010 represents the first full year of interest expense, accounting for the increase.

Deferred Tax Expense

The Company recorded a deferred tax expense of $1.3 million for the years ended December 31, 2010 and 2009, respectively. These amounts are related to the goodwill associated with the Company’s acquisition of its US subsidiaries in the GMAC Acquisition. For U.S. tax purposes, this goodwill is deductible and is amortized over a fifteen year period. For U.S. financial reporting purposes, this goodwill is recorded as an asset subject to impairment testing and is not recorded as expense, creating a temporary difference. Further, under GAAP, deferred tax liabilities associated with indefinite lived intangibles cannot be applied to valuation allowance tests for recognition of net deferred tax assets. Presently, the Company carries a full valuation allowance against its U.S. originated deferred tax assets and due to the Company’s lack of historical experience, it would be premature to recognize the associated tax asset and accordingly we have recorded a full valuation reserve for the tax benefit of our U.S. net operating losses. The effect of this expense will be reversed as: 1) we develop U.S. taxable income to permit recognition of the net deferred tax asset; and 2) the amortization period of the goodwill for tax purposes is exhausted.

Underwriting Results by Operating Segments

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share and ACAC Quota Share are discussed below.

Diversified Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2010, 2009 and 2008. Comparisons for the 2008 period are not meaningful as the GMAC Acquisition, which was completed on October 31, 2008, affected only a partial period in 2008 and 2009 constitutes the first full year of operations for this business.

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Net premiums written	$554.0	$658.0	$288.7
Net premiums earned	$601.2	$568.0	85.1
Net losses and loss expenses	394.6	393.8	65.9
Acquisition costs	152.7	126.2	9.1
General and administrative expenses	26.1	19.2	6.9
Underwriting income	$27.8	$28.8	$3.2
Ratios
Loss and loss expense ratio	65.6%	69.3%	77.5%
Acquisition cost ratio	25.4%	22.2%	10.7%
General and administrative expense ratio	4.4%	3.4%	8.1%
Expense ratio	29.8%	25.6%	18.8%
Combined ratio	95.4%	94.9%	96.3%

Comparison of Years Ended December 31, 2010 and 2009

The combined ratio increased to 95.4% for the year ended December 31, 2010 as compared to 94.9% in the same period ended 2009. The increase in the combined ratio is largely due to lower profitability from the Accident & Health line of business. This segment includes business associated with the IIS Acquisition; however, since the transaction was only completed on November 30, 2010, the transaction had limited impact on the 2010 figures and comparisons to 2009.

Premiums.  Net premiums written decreased by $104.0 million, or 15.8%, for the year ended December 31, 2010 as compared to the same period in 2009. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$168.9	30.5%	$165.7	25.2%	$3.2	1.9%
Casualty	311.9	56.3%	387.2	58.8%	(75.3)	(19.4)%
Accident and Health	43.7	7.9%	105.1	16.0%	(61.4)	(58.4)%
International	29.5	5.3%	—	—%	29.5	NM%
Total Diversified Reinsurance	$554.0	100.0%	$658.0	100.0%	$(104.0)	(15.8)%

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$176.5	29.4%	$146.8	25.8%	$29.7	20.2%
Casualty	356.4	59.3%	316.7	55.8%	39.7	12.5%
Accident and Health	63.0	10.5%	104.5	18.4%	(41.5)	(39.7)%
International	5.4	0.8%	—	—%	5.4	NM%
Total Diversified Reinsurance	$601.3	100.0%	$568.0	100.0%	$33.3	5.9%

NM — Not meaningful in management’s opinion.

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $0.8 million, or 0.2%, for the year ended December 31, 2010 compared to the same period in 2009. Loss ratios were 65.6% and 69.3% for the years ended December 31, 2010 and 2009, respectively.

The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $43.8 million and the remaining $6.2 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2010 that are included in the accompanying balance sheet. Included in the total favorable development were amortized gains from the loss portfolio acquired as part of the GMAC Acquisition, recorded as a reduction of losses incurred of $25.3 and $10.7 million for the years ended December 31, 2010 and 2009, respectively.

Acquisition Costs.  Acquisition costs increased by $26.5 million, or 21.0%, for the year ended December 31, 2010 compared to the same period in 2009. The increase is due to the increase in earned premiums in 2010; in addition, acquisition costs in 2009 reflect the unearned premium portfolio assumed as part of the GMAC Acquisition, which was acquired net of acquisition costs and subsequently lowered acquisitions costs throughout 2009. As a result, the acquisition cost ratio increased to 25.4% for the year ended December 31, 2010 as compared to 22.2% for the same period in 2009. Finally, for the period November 30, 2010 to December 31, 2010, we earned gross fee income from programs developed by Maiden Global of $0.8 million, which is netted against commission and other acquisition expenses in the accompanying consolidated statements of income.

General and Administrative Expenses.  General and administrative expenses increased by $6.9 million, or 36.0%, for the year ended December 31, 2010 compared to the same period in 2009. The general and administrative expense ratio was 4.4% and 3.4% for the years ended December 31, 2010 and 2009, respectively. The overall expense ratio (including acquisition costs) was 29.8% and 25.6% for the year ended December 31, 2010 and 2009, respectively. The increase is primarily due to the decline in premiums in 2010; in 2009, expenses were impacted by the first full year of operations from the GMAC Acquisition.

Comparison of Years Ended December 31, 2009 and 2008

The combined ratio decreased to 94.9% for the year ended December 31, 2009 as compared to 96.3% in the same period ended 2008. Comparisons for the 2008 period are not meaningful as the GMAC Acquisition, which was completed on October 31, 2008, was only a partial period in 2008 and 2009 constitutes the first full year of operations for this business.

Premiums.  Net premiums written increased by $369.3 million, or 127.9%, for the year ended December 31, 2009 as compared to the same period in 2008. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$165.7	25.2%	$78.2	27.1%	$87.5	111.8%
Casualty	387.2	58.8%	160.0	55.4%	227.2	142.0%
Accident and Health	105.1	16.0%	50.5	17.5%	54.6	108.2%
Total Diversified Reinsurance	$658.0	100.0%	$288.7	100.0%	$369.3	127.9%

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2009 and 2008.

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$146.8	25.8%	$24.1	28.4%	$122.7	507.6%
Casualty	316.7	55.8%	46.3	54.5%	270.4	583.7%
Accident and Health	104.5	18.4%	14.6	17.1%	89.9	617.8%
Total Diversified Reinsurance	$568.0	100.0%	$85.0	100.0%	$483.0	567.9%

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $327.8 million, or 497.3%, for the year ended December 31, 2009 compared to the same period in 2008. Loss ratios were 69.3% and 77.5% for the years ended December 31, 2009 and 2008, respectively. Comparison of loss ratio results between 2009 and 2008 are not meaningful as the GMAC Acquisition took place on October 31, 2008 and 2009 was the first full year of operations for the business associated with the GMAC Acquisition.

The Company amortized gains as a reduction of losses incurred of $10.7 million and $1.6 million for the years ended December 31, 2009 and 2008, respectively. In 2008, the amount of this favorable development related to settlement of case reserves, primarily property claims, for amounts lower than the case reserves carried at the time of the GMAC Acquisition. These amounts are largely timing related and are not likely to recur. The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $17.7 million and the remaining $5.4 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2009 that are included in the accompanying balance sheet.

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

AmTrust Quota Share Segment

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share segment for the years ended December 31, 2010, 2009 and 2008.

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Net premiums written	$468.0	$372.4	$438.7
Net premiums earned	$445.1	$351.9	$335.1
Net losses and loss expenses	280.9	214.9	197.8
Acquisition costs	144.7	115.2	110.7
General and administrative expenses	1.5	2.5	1.5
Underwriting income	$18.0	$19.3	$25.1
Ratios
Loss and loss expense ratio	63.1%	61.1%	59.0%
Acquisition cost ratio	32.5%	32.7%	33.0%
General and administrative expense ratio	0.3%	0.7%	0.5%
Expense ratio	32.8%	33.4%	33.5%
Combined ratio	95.9%	94.5%	92.5%

Comparison of Years Ended December 31, 2010 and 2009

The combined ratio increased to 95.9% for the year ended December 31, 2010 as compared to 94.5% in the same period ended 2009. The increase was primarily due to a higher loss ratio reflecting ongoing changes in the mix of business within the segment, particularly ongoing growth in AmTrust’s Specialty Risk and Extended Warranty line of business.

Premiums.  Net premiums written increased by $95.6 million, or 25.7%, for the year ended December 31, 2010 as compared to the same period in 2009. The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,		Change in
	2010	2009	$	%
	($ in Millions)
Small Commercial Business	$197.0	$186.5	$10.5	5.6%
Specialty Program	73.9	58.1	15.8	27.2%
Specialty Risk and Extended Warranty	197.1	127.8	69.3	54.2%
Total AmTrust Quota Share	$468.0	$372.4	$95.6	25.7%

The increase in net premiums written is the result of continuing growth in AmTrust’s Specialty Risk and Extended Warranty line, particularly internationally. AmTrust continues to expand its business, both organically and through acquisitions, and as a result, continues to experience growth in its Small Commercial Business and Specialty Program lines of business as well in 2010 as compared to 2009.

Net premiums earned increased by $93.2 million, or 26.5% for the year ended December 31, 2010, as compared to the same period in 2009. The table below details net premiums earned by line of business for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,		Change in
	2010	2009	$	%
	($ in Millions)
Small Commercial Business	$202.7	$199.0	$3.7	1.9%
Specialty Program	71.6	52.8	18.8	35.6%
Specialty Risk and Extended Warranty	170.8	100.1	70.7	70.6%
Total AmTrust Quota Share	$445.1	$351.9	$93.2	26.5%

The increase in earned premium reflects and is consistent with the growth in written premiums described above.

Net Losses and Loss Expenses.  Net losses and loss expenses increased by $66.0 million, or 30.7%, for the year ended December 31, 2010 compared to the same period in 2009. Loss ratios were 63.1% and 61.1% for the years ended December 31, 2010 and 2009, respectively. The increase in the loss ratio reflects the continuing change in the mix of business ceded by AmTrust to us. AmTrust’s Specialty Risk and Extended Warranty business generates higher loss ratios than AmTrust’s core Small Commercial Business segment, which is smaller as a percentage of the total in 2010 as compared to 2009.

Acquisition Costs.  Acquisition costs increased by $29.5 million, or 25.6%, for the year ended December 31, 2010 compared to the same period in 2009. This is consistent with the increase in earned premium experienced.

General and Administrative Expenses.  General and administrative expenses decreased by $1.0 million, or 40.0%, for the year ended December 31, 2010 compared to the same period in 2009. The general and administrative expense ratio also declined to 0.3% for the year ended December 31, 2010 as compared to 0.7% for the year ended December 31, 2009. The decrease in both the actual expenses and the general and administrative expense ratio reflects the continued diversification of our overall book of business among different segments (which includes in 2010 the commencement of the ACAC Quota Share and the completion of the IIS Acquisition) and the resulting decreased allocation of overhead expenses to this segment in 2010 as compared to 2009. The 2010 ratio also reflects the continuing growth in the premiums written and earned in this segment. The overall expense ratio (including acquisition costs) was 32.8% and 33.4% for the year ended December 31, 2010 and 2009, respectively.

Comparison of Year Ended December 31, 2009 and 2008

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

	For the Year Ended December 31,		Change in
	2009	2008	$	%
		($ in Millions)
Small Commercial Business	$186.5	$263.6	$(77.1)	(29.2)%
Specialty Program	58.1	43.5	14.6	33.6%
Specialty Risk and Extended Warranty	127.8	131.6	(3.8)	(2.9)%
Total AmTrust Quota Share	$372.4	$438.7	$(66.3)	15.1%

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

	For the Year Ended December 31,		Change in
	2009	2008	$	%
		($ in Millions)
Small Commercial Business	$199.0	$206.3	$(7.3)	(3.5)%
Specialty Program	52.8	37.7	15.1	40.1%
Specialty Risk and Extended Warranty	100.1	91.1	9.0	9.9%
Total AmTrust Quota Share	$351.9	$335.1	$16.8	5.0%

The impact of the change in earned premium relating to a one- time unearned premium transfer was $55.8 million as a result of the Company’s reinsurance of premiums and losses assumed by AmTrust pursuant to its acquisition of UBI business in May 2008. Excluding the impact of that one-time premium, the premium earned in that overall segment increased $72.7 million or 26.0% in 2009 as compared to 2008.

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

Acquisition Costs.  Acquisition costs increased by $4.6 million, or 4.1%, for the year ended December31, 2009 compared to the same period in 2008. This is consistent with the increase in earned premium experienced excluding the one-time adjustment for the UBI premium acquired by AmTrust in 2008.

General and Administrative Expenses.  General and administrative expenses increased by $1.0 million, or 68.3%, for the year ended December 31, 2009 compared to the same period in 2008. The overall expense ratio (including acquisition costs) were 33.4% and 33.5% for the year ended December 31, 2009 and 2008, respectively.

ACAC Quota Share Segment

As noted, this segment commenced on March 1, 2010 and no comparable results are available for 2009 or 2008. Please refer to the above discussion of the ACAC Transaction. For the ten months ended December 31, 2010, the combined ratio was 96.6%, consisting of a loss ratio of 64.5% and an expense ratio of 31.9%.

For the period March 1 to December 31, 2010
($ in Millions)
Net premiums written	$205.7
Net premiums earned	123.5
Net losses and loss expenses	$(79.7)
Commissions and other acquisitions expenses	(39.3)
General and administrative expenses	(0.3)
Underwriting income	$4.2
Net loss and loss expense ratio	64.5%
Acquisition cost ratio	31.9%
General and administrative expense ratio	0.2%
Expense ratio	32.1%
Combined ratio	96.6%

Premiums.  The table below details components by line of business of net premiums written and earned for the ten months ended December 31, 2010:

	For the period March 1 to December 31, 2010
	Written Premium	Earned Premium
	($ in Millions)
Automobile liability	$118.0	$69.5
Automobile physical damage	87.7	54.0
Total ACAC Quota Share	$205.7	$123.5

Commission and Other Acquisition Expenses.  The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The acquisition cost ratio of 31.9% reflects the adjusted ceding commission recorded in 2010 in addition to the U.S. Federal excise tax payable on this premium.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At December 31, 2010, the statutory capital and surplus of Maiden Insurance was $667.3 million, and the amount of capital and surplus required to be maintained under Bermuda law, the Minimum Solvency Margin, was $158.7 million. During 2010 and 2009, Maiden Bermuda did not pay any dividends to our holding company.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on risk-based capital a test which is the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. During 2010, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows from and (used) in operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	($ in Millions)
Operating activities	$151.6	$45.5	$589.9
Investing activities	(125.2)	(173.4)	(716.9)
Financing activities	(37.2)	102.4	223.7
Effect of foreign exchange	(0.4)	1.0	(0.5)
Total (decrease) increase in cash and cash equivalents	$(11.2)	$(24.5)	$96.2

Cash flows from operations for the year ended December 31, 2010 were $151.6 million compared to $45.5 million for the year ended December 31, 2009. The increase in cash flows from operations for the year ended December 31, 2010 compared to December 31, 2009 was due to continued positive underwriting results and the continued growth of the Company, which in 2010 was primarily due to increased net premiums written from the AmTrust and ACAC Quota Shares. The decrease in cash flows from operations for the year ended December 31, 2009 compared to December 31, 2008 was primarily due to the one time transfer of unearned premium and loss reserves of $169.9 million and $755.6 million as part of the GMAC Acquisition in 2008, which increased operating cash flows by $628.4 million. Excluding the GMAC Acquisition, cash flow from operating activities increased by $84.0 million, primarily operating cash inflows from the first full year of results after the GMAC Acquisition compared to only two months in 2008.

Investing cash flows consist primarily of proceeds on the sale or maturity of fixed-maturity investments and payments for fixed-maturity investments acquired. We used $125.2 million in net cash for investing activities during the year ended December 31, 2010 compared to $173.4 million for the year ended December 31, 2009. The decrease in cash flows used in investing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the investing of cash flows generated by operating activities and available cash on the Company’s balance sheet, in order to reduce cash levels to desired amounts. The decrease in cash flows used in investing activities for the year ended December 31, 2009 compared to the year ended period December 31, 2008 was primarily due to the GMAC Acquisition in 2008, which generated $95.0 million in investing activities. Excluding this, cash flow from investing activities increased by $448.5 million. In 2009, management utilized cash from both operating and financing activities along with excess cash balances generated at the end of 2008 to reduce overall cash levels and increase the overall amount of fixed maturity securities in its portfolio.

Cash flows used by financing activities were $37.2 million for the year ended December 31, 2010 compared to $102.4 million for the year ended December 31, 2009. Included in cash flows provided by financing activities for the year ended December 31, 2010 were dividends paid of $18.4 million and $19.2 million of outflow relating to a reduction in the securities sold under agreements to repurchase, at contract value compared to dividends paid of $16.2 million and $137.2 million of outflow relating to a decrease in the securities sold under agreements to repurchase, at contract value, respectively, during the year ended December 31, 2009. On January 20, 2009, we completed the TRUPS Offering. The net proceeds of $255.8 million were used to capitalize Maiden US and Maiden Specialty’s business, which were the insurance subsidiaries acquired in the GMAC Acquisition. These funds were invested in fixed-maturity securities. This is discussed in more detail in the section captioned Capital Resources. During the year ended December 31, 2008 there were dividends paid of $8.9 million and $232.6 million of inflow relating to an increase in the securities sold under agreements to repurchase, at contract value.

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

As of December 31, 2010, total trust account deposits were $1,518.9 million compared to $1,375.6 million as of December 31, 2009. The following table details additional information on the trust account deposits by segment and by underlying asset as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$13.4	$558.1	$571.5	$38.6	$258.9	$297.5
Maiden Bermuda	49.0	515.8	564.8	94.8	776.3	871.1
Diversified Reinsurance Segment	62.4	1,073.9	1,136.3	133.4	1,035.2	1,168.6
Maiden Bermuda	18.1	340.5	358.6	11.5	195.5	207.0
AmTrust Quota Share	18.1	340.5	358.6	11.5	195.5	207.0
Maiden Bermuda	9.3	14.7	24.0	—	—	—
ACAC Quota Share	9.3	14.7	24.0	—	—	—
Total	$89.8	$1,429.1	$1,518.9	$144.9	$1,230.7	$1,375.6

For the Quota Share Agreement with AII, Maiden Bermuda has also loaned funds totaling $168.0 million as of December 31, 2010 and 2009, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $24.0 million and $19.6 million as of December 31, 2010 and 2009, respectively.

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

IIS Acquisition — Funds Withheld

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL of $26.2 million. Actual assets in support of the liabilities assumed under the IICL Agreement will be transferred to the Company when the subject individual agreements are novated to Maiden Bermuda. In the interim, under the funds withheld provisions of the IICL Agreement, the Company is fully credited for the investment income earned by the underlying assets which support the letters of credit and trust agreements GMAC IICL has provided to its ceding companies.

The pre-existing funds withheld amounts (“IIS Funds Withheld”) and cash transferred to GMAC IICL are included in the consolidated balance sheet as Funds Withheld. When the underlying reinsurance contracts are novated to Maiden Bermuda per the terms of the IICL Agreement, Maiden Bermuda will provide collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts. At December 31, 2010, the IIS Funds Withheld balance consisted of the following:

	($ in Millions)	% of Total
Fixed maturities, at fair value	$109.1	71.4%
Cash	10.3	6.8%
Funds held on underlying business	18.0	11.8%
Insurance balances receivable and other	15.3	10.0%
Total	$152.7	100.0%

The fixed maturity portfolio consists of non-U.S. government debt, 67.1% of which is rated AAA as of December 31, 2010. The three largest non-U.S. sovereign government issuers are the United Kingdom (27.3%), Germany (18.2%) and Italy (15.9%). As of December 31, 2010, 9.6% of these securities consist of non-U.S. government obligations related to Ireland. We do not have any non-U.S. government and government related obligations related to Greece, Portugal or Spain as of December 31, 2010. See the discussion in Counterparty Credit Risk in Item 7A of Part II of this Form 10-K related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are all considered available-for-sale (“AFS”). The table below shows the aggregate amounts of our invested assets at fair value at December 31, 2010 and 2009:

December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$673.8	$46.6	$(11.4)	$709.0
Non U.S. government bonds	15.5	0.4	—	15.9
Municipal bonds	45.2	0.4	(0.8)	44.8
U.S. Treasury bond	92.0	1.1	(1.4)	91.7
U.S. agency bonds – mortgage backed	951.5	22.4	(4.4)	969.5
U.S. agency bonds – other	41.8	1.7	—	43.5
Total AFS fixed maturities	1,819.8	72.6	(18.0)	1,874.4
Other investments	5.8	0.1	—	5.9
Total investments	$1,825.6	$72.7	$(18.0)	$1,880.3

December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$564.8	$38.0	$(20.1)	$582.7
Non U.S. government bonds	—	—	—	—
Municipal bonds	22.7	1.0	—	23.7
U.S. Treasury bond	39.3	0.2	(0.3)	39.2
U.S. agency bonds – mortgage backed	779.4	17.5	(2.3)	794.6
U.S. agency bonds – other	217.2	4.8	(0.5)	221.5
Total AFS fixed maturities	1,623.4	61.5	(23.2)	1,661.7
Other investments	5.7	—	(0.1)	5.6
Total investments	$1,629.1	$61.5	$(23.3)	$1,667.3

The major factors influencing the increase during 2010 were:

•	Net cash provided by operating activities of $151.6 million;
•	Utilization of existing cash balances available, offset by;
•	Dividend payments on common shares of $18.4 million

As of December 31, 2010 and 2009, net accumulated unrealized gains (loss) were $54.7 million and $32.7 million, respectively. The change in unrealized gains or losses during 2010 reflected movements in interest rates and credit spread tightening partially offset by the recognition of approximately $6.6 million of net realized gains.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010, are classified as trading for the purpose of augmenting where possible investment returns. As of December 31, 2010, the Company had no long or short trading positions in U.S. Treasury securities. For the year ended December 31, 2010, the Company recorded net realized losses of $0.7 million from such trading activity, which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statements of income.

We review our investment portfolio for impairment on a quarterly basis. Impairments of investment securities results in a charge to operations when a market decline below cost is deemed to be other than temporary. To determine the recovery period of a fixed maturity security, we consider the facts and circumstances surrounding the underlying issuer including, but not limited to, the following:

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

During the years ended December 31, 2010 and 2009, the Company recognized no other than temporary impairment. During the year ended December 31, 2008, the Company recognized $43.3 million of other than temporary impairment. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2010, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2010.

The following table presents information regarding our invested assets that were in an unrealized loss position at December 31, 2010 and 2009 by the amount of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$47.2	$(1.4)	$—	$—	$47.2	$(1.4)
U.S. agency bonds – mortgage backed	315.4	(4.3)	—	—	315.4	(4.3)
Corporate bonds	86.9	(1.6)	166.1	(9.9)	253.0	(11.5)
Municipal bonds	27.3	(0.8)	—	—	27.3	(0.8)
	$476.8	$(8.1)	$166.1	$(9.9)	$642.9	$(18.0)
Other investments	$—	$—	$—	$—	$—	$—
Total temporarily impaired AFS securities and other investments	$476.8	$(8.1)	$166.1	$(9.9)	$642.9	$(18.0)

As of December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642.9 million and unrealized losses of $18.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166.1 million and unrealized losses of $9.9 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$8.6	$(0.3)	$—	$—	$8.6	$(0.3)
U.S. agency bonds – mortgage backed	235.0	(2.3)	0.7	—	235.7	(2.3)
Corporate bonds	11.7	(0.6)	193.7	(19.5)	205.4	(20.1)
U.S. agency bonds – other	59.5	(0.5)	—	—	59.5	(0.5)
	$314.8	$(3.7)	$194.4	$(19.5)	$509.2	$(23.2)
Other investments	—	—	4.9	(0.1)	4.9	(0.1)
Total temporarily impaired AFS securities and other investments	$314.8	$(3.7)	$199.3	$(19.6)	$514.1	$(23.3)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514.1 million and unrealized losses of $23.3 million. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199.3 million and unrealized losses of $19.6 million.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment maturity distribution of our fixed income portfolio (on a fair value basis) as of December 31, 2010 and 2009 was as follows:

	December 31, 2010		December 31, 2009
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$65.4	3.5%	$159.4	9.6%
Due after one year through five years	180.2	9.6%	222.4	13.4%
Due after five years through ten years	578.7	30.9%	366.7	22.1%
Due after ten years	80.6	4.3%	118.6	7.1%
U.S agency bonds – mortgage backed	969.5	51.7%	794.6	47.8%
Total	$1,874.4	100.0%	$1,661.7	100.0%

As of December 31, 2010 and 2009, 97.9% and 99.4%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

December 31, 2010	Amortized Cost	Fair Market Value	Percentage of Total Fair Market Value
	($ in Millions)
Ratings
U.S. treasury bonds	$92.0	$91.7	4.9%
U.S. agency bonds	993.2	1,012.9	54.0%
AAA	74.7	78.5	4.2%
AA+, AA, AA-	74.5	79.4	4.2%
A+, A, A-	325.3	329.1	17.6%
BBB+, BBB, BBB-	222.5	244.1	13.0%
BB+ or lower	37.6	38.7	2.1%
Grand Total	$1,819.8	$1,874.4	100.0%

December 31, 2009	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$39.3	$39.2	2.4%
U.S. agency bonds	996.6	1,016.1	61.1%
AAA	48.4	52.7	3.2%
AA+, AA, AA-	51.6	57.4	3.4%
A+, A, A-	290.0	285.4	17.2%
BBB+, BBB, BBB-	187.6	201.4	12.1%
BB+ or lower	9.9	9.5	0.6%
Grand Total	$1,623.4	$1,661.7	100.0%

The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at December 31, 2010 and 2009 are provided below:

	2010		2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$273.5	27.0%	$333.1	32.8%
FNMA – fixed rate	465.7	46.0%	125.5	12.3%
FNMA – variable rate	80.0	7.9%	135.7	13.4%
FHLMC – fixed rate	150.3	14.8%	200.3	19.7%
Total RMBS	969.5	95.7%	794.6	78.2%
Total mortgage-backed securities	$969.5	95.7%	$794.6	78.2%
Non-MBS fixed rate agency securities	43.4	4.3%	221.5	21.8%
Total US agency bonds	$1,012.9	100.0%	$1,016.1	100.0%

The Company has increased its holdings of investment grade corporate securities in 2010 to take advantage of various investment opportunities in this asset class. As of December 31, 2010 and 2009, 31.8% and 46.8% of its corporate securities were floating rate securities, respectively. Security holdings by sector in this asset class as of December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds
Financial Institutions	$486.1	68.6%	$430.4	73.9%
Industrials	161.5	22.8%	108.6	18.6%
Utilities/Other	61.4	8.6%	43.7	7.5%
Total Corporate bonds	$709.0	100.0%	$582.7	100.0%

The Company’s 10 largest corporate holdings as of December 31, 2010 as carried at fair value and as a percentage of all fixed income securities are as follows:

	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016(1)	$36.9	2.0%
Citigroup Inc. FLT, Due 6/9/2016(1)	24.1	1.3%
Barclays Bank PLC Due 2/24/2020	19.9	1.0%
Merrill Lynch FLT, Due 6/5/2012(1)	19.8	1.0%
Bear Stearns FLT Due 11/21/2016(1)	18.9	1.0%
JPMorgan Chase FLT, Due 6/13/2016(1)	18.9	1.0%
HSBC Finance FLT, Due 6/1/2016(1)	18.4	1.0%
SLM Corp FLT, Due 1/27/2014(1)	18.0	1.0%
PartnerRe Finance LLC Due 6/1/2020	15.1	0.8%
GE Capital Corp FLT, Due 3/20/2014(1)	14.4	0.8%
Total	$204.4	10.9%

(1)	Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domicile with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as of December 31, 2010 and 2009, municipal securities only composed 2.4% and 1.4% of the Company’s fixed maturity portfolio, respectively.

Finally, as a result of our acquisition of Maiden LF, we own a limited amount non-U.S. sovereign government debt, 90.2% of which is rated AAA as of December 31, 2010. The three largest non-U.S. sovereign government issuers are Germany (73.0%), Netherlands (9.6%) and Belgium (9.5%). As of December 31, 2010, 0.3% of these securities consist of non-U.S. government obligations related to Ireland. We do not have any non-U.S. government and government related obligations related to Italy, Greece, Portugal and Spain as of December 31, 2010.

Reserve for Unpaid Losses and Loss Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all losses and loss expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid losses and loss expenses represent Management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2010.

At December 31, 2010 and 2009, the Company recorded gross reserves for unpaid losses and loss expenses of $1,226.8 million and $1,002.7 million, respectively, and net reserves for unpaid losses and loss expenses of $1,220.1 million and $994.3 million, respectively.

The following table provides a reconciliation of the net reserves for unpaid losses and loss expenses for the years ended December 31, 2010, 2009 and 2008 (in millions of U.S. dollars):

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,002.7	$897.7	$38.5
Less reinsurance recoverable at beginning of period	8.4	—	—
Net loss and loss adjustment expense reserves at beginning of period	994.3	897.7	38.5
Net incurred losses related to:
Current year	788.0	620.0	265.5
Prior years	(32.9)	(11.4)	(1.8)
	755.1	608.6	263.7
Net paid losses related to:
Current year	365.3	209.1	143.3
Prior years	266.0	303.2	16.6
	631.3	512.3	159.9
Acquired loss and loss expense reserve	102.0	0.2	755.6
Effect of foreign exchange movement	0.0	0.1	(0.2)
Net loss and loss adjustment expense reserves at end of period	1,220.1	994.3	897.7
Reinsurance recoverable at end of period	6.7	8.4	—
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,226.8	$1,002.7	$897.7

See Business — Reserves in Item 1 of Part I of this Report, Critical Accounting Policies and Estimates —  Unpaid Losses and Loss Expenses and Review of Net Income — Results by Segment above for a discussion of losses and loss expenses and prior years’ reserve developments.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels and B++ (Good) with a stable outlook by Standard & Poor’s, which is the sixth highest of 21 rating levels.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of December 31, 2010 and 2009. In general, the increases in these balances reflect the continued growth of the Company, in particular the commencement of the ACAC Quota Share and the completion of the IIS Acquisition in 2010.

	At December 31,
	2010	2009
	($ in Millions)
Reinsurance balances receivable	$226.3	$211.3
Prepaid reinsurance	29.0	28.8
Deferred acquisition costs	203.6	173.0
Reserve for loss and loss adjustment expenses	(1,226.8)	(1,002.7)
Unearned premiums	(657.6)	(583.5)

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at December 31, 2010 and 2009 were as follows:

	At December 31,
	2010	2009
	($ in Millions)
Junior subordinated debt	$215.2	$215.1
Shareholders’ equity	750.2	676.5
Total capital resources	$965.4	$891.6
Ratio of debt to total capital resources	22.3%	24.1%

As of December 31, 2010, our shareholders’ equity was $750.2 million, a 10.9% increase compared to $676.5 million as of December 31, 2009. The increase was due primarily to net income for the year ended December 31, 2010 of $69.9 million and unrealized gains on investments of $22.0 million offset by dividends declared of $18.9 million.

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

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At December 31, 2010 and 2009, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $44.8 million and $44.9 million, respectively. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s table aggregate contractual obligations as of December 31, 2010 are summarized as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$5.3	$1.8	$2.3	$1.2	$—
Junior subordinated debt and interest	1,280.8	36.4	72.8	72.8	1,098.8
Investment commitments outstanding	76.2	76.2	—	—	—
Gross reserve for losses and loss expenses	1,226.8	372.3	365.1	176.5	312.9
Total	$2,589.1	$486.7	$440.2	$250.5	$1,411.7

The amounts included for reserve for losses and loss expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2010. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “Critical Accounting Policies — Reserve for Losses and Loss Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates could materially adversely affect our financial condition and results of operations. At December 31, 2010, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Operations. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange losses amounted to $0.6 million during the year ended December 31, 2010 compared to gains of $2.4 million during the year ended December 31, 2009 and losses of $1.4 million during the year ended December 31, 2008.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8, Note 2 to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2010, we had fixed maturity securities with a fair value of $1,874.4 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2010 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of December 31, 2010.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage (Increase) Decrease in Shareholders’ Equity
	($ in Millions)	($ in Millions)
200 basis point increase	$1,740.5	$(133.9)	(17.8)%
100 basis point increase	1,805.0	(69.4)	(9.3)%
No change	1,874.4	—	0.0%
100 basis point decrease	1,946.8	72.4	9.6%
200 basis point decrease	$2,024.4	$150.0	20.0%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would affect our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2009, with the exception of the IIS Funds Withheld account as a result of the IIS Acquisition in 2010.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At December 31, 2010, 63.2% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 22.6% was rated A- or better and only 2.1% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2010, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AAA (see Investments in Item 7 of Part II of this Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 10.9% and 11.1% of the Company’s total fixed income securities, respectively.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk.

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company, which is expected to occur during 2011 pursuant to the terms of the IICL Agreement. At December 31, 2010, the IIS Funds Withheld account due from GMAC IICL was $152.7 million, including $109.5 million in segregated investment portfolios which represents collateral pledged to various cedants required by the underlying reinsurance contracts. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

The Company is subject to the credit risk of this cedant in the event of insolvency or GMAC IICL’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is somewhat mitigated by the fact that the Company generally has the right to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item1 and 1A of Part I of this Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 56.3% of the Company’s gross premiums written through brokers in the Diversified Reinsurance segment for the year ended December 31, 2010.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2010 were $226.3 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2010.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $6.7 million at December 31, 2010. At December 31, 2010, $1.9 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

Item 8. Financial Statements and Supplementary Data.

See our consolidated financial statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-48 and S-1 through S-7 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2010 based on those criteria.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.

We have audited Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for years ended December 31, 2010, 2009 and 2008, and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 14, 2011

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 4, 2011 (the “Proxy Statement”) captioned “Election of Directors,” “Executive Officers,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Nominating and Corporate Governance Committee.”

We have adopted a Code of Business Conduct and Ethics for all employees. The Code of Business Conduct and Ethics is available free of charge on our website at www.maiden.bm and is available in print to any shareholder who requests it. We intend to disclose any amendments to this code by posting such information on our website, and disclose any waivers of this code applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and other executive officers who perform similar functions through such means or by filing a Form 8-K.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Compensation Discussion and Analysis,” “Director Compensation for 2010,” and “Compensation Committee Interlocks and Insider Participation.”

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 14, 2011.

MAIDEN HOLDINGS, LTD.
By: /s/ Arturo M. Raschbaum Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum Arturo M. Raschbaum	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2011
/s/ John M. Marshaleck John M. Marshaleck	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2011
/s/ Barry D. Zyskind Barry D. Zyskind	Chairman	March 14, 2011
/s/ Raymond M. Neff Raymond M. Neff	Director	March 14, 2011
/s/ Simcha Lyons Simcha Lyons	Director	March 14, 2011
/s/ Yehuda L. Neuberger Yehuda L. Neuberger	Director	March 14, 2011
/s/ Steven H. Nigro Steven H. Nigro	Director	March 14, 2011

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein), dated as of January 20, 2009	(3)
4.4	Indenture by and between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferrable Interest Debentures Due 2039 (including the form of debenture), dated January 20, 2009	(3)
4.5	Guarantee Agreement by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.6	Guarantee Agreement by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.7*	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors, dated as of January 14, 2009	(3)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan	(4)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2007 Share Incentive Plan(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2007 Share Incentive Plan(2)
10.4*	Employment Agreement by and between Maiden Re and Karen Schmitt, dated as of October 31, 2008	(5)
10.5*	Employment Agreement by and between Maiden Re and John Marshaleck, dated as of October 31, 2008	(5)
10.6*	Employment Agreement by and between Maiden Holdings, Ltd. and Arturo Raschbaum, dated as of October 31, 2008	(5)
10.7*	Employment Agreement by and between Maiden Holdings, Ltd. and Ronald M. Judd, dated as of December 1, 2010	†
10.8*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.9*	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.10	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(6)
10.11	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(7)
10.12	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(7)

Exhibit No.	Description	Reference
10.13	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.14	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	†
10.15	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	†
10.16	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	†
10.17	Fourth Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	†
10.18	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.19	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(7)
10.20	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(8)
10.21	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(9)
10.22	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	†
10.23	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(7)
10.24	Warrant Exchange Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.25	Warrant Exchange Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.26*	Warrant Exchange Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.27	Lockup Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.28	Lockup Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.29	Lockup Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010	(10)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†

Exhibit No.	Description	Reference
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

(1)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on Form S-8, as filed with the SEC on May 18, 2010 (File No. 333-166934).
(2)	Incorporated by reference to the filing of such exhibit with the registrant’s Registration Statement on S-1, as initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).
(3)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2009 (File No. 001-34042).
(4)	Incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement on Schedule 14A for the 2010 Annual General Meeting of Shareholders filed with the SEC on April 2, 2010 (File No. 001-34042).
(5)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 001-34042).
(6)	Incorporated by reference to the filing of such exhibit with the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).
(7)	Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant’s Registration Statement on S-1 filed with the SEC on March 28, 2008 (No. 333-146137).
(8)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant’s Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).
(9)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).
(10)	Incorporated by reference to the filing of such exhibit with the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed with the SEC on November 9, 2010 (File No. 001-34042).
†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2010, 2009 and 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ BDO USA, LLP

New York, New York
March 14, 2011

MAIDEN HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS
As at December 31, 2010 and 2009
(In thousands of U.S. dollars, except share and per share data)

	2010	2009
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2010: $1,819,775; 2009: $1,623,382)	$1,874,433	$1,661,692
Other investments, at fair value (Cost 2010: $5,751; 2009: $5,684)	5,847	5,549
Total investments	1,880,280	1,667,241
Cash and cash equivalents	96,151	107,396
Restricted cash and cash equivalents	89,756	144,944
Accrued investment income	14,091	11,405
Reinsurance balances receivable, net (includes $95,227 and $43,382 from related parties in 2010 and 2009, respectively)	226,333	211,338
Funds withheld	152,713	—
Prepaid reinsurance premiums	28,992	28,752
Reinsurance recoverable on unpaid losses	6,656	8,340
Loan to related party	167,975	167,975
Deferred acquisition costs (includes $118,015 and $85,979 from related parties in 2010 and 2009, respectively)	203,631	172,983
Goodwill and intangible assets, net	103,905	103,901
Other assets	12,079	11,818
Total assets	$2,982,562	$2,636,093
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $263,916 and $174,046 from related parties in 2010 and 2009, respectively)	$1,226,773	$1,002,676
Unearned premiums (includes $366,412 and $264,751 from related parties in 2010 and 2009, respectively)	657,556	583,478
Accrued expenses and other liabilities	56,368	62,887
Securities sold under agreements to repurchase, at contract value	76,225	95,401
Junior subordinated debt	215,191	215,125
Total liabilities	2,232,113	1,959,567
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 73,069,436 and 71,253,625 shares issued in 2010 and 2009, respectively; 72,107,100 and 70,291,289 shares outstanding in 2010 and 2009, respectively)	731	713
Additional paid-in capital	577,135	576,086
Accumulated other comprehensive income	54,334	32,747
Retained earnings	121,775	70,781
Treasury shares, at cost (2010 and 2009: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	750,174	676,526
Noncontrolling interest in subsidiary	275	—
Total equity	750,449	676,526
Total liabilities and equity	$2,982,562	$2,636,093

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2010	2009	2008
Revenues:
Gross premiums written	$1,298,055	$1,048,676	$727,395
Net premiums written	$1,227,831	$1,030,374	$727,395
Change in unearned premiums	(58,041)	(110,455)	(307,313)
Net premiums earned	1,169,790	919,919	420,082
Net investment income	71,651	62,957	37,240
Net realized and unrealized investment gains (losses)	6,604	270	(37,555)
Total revenues	1,248,045	983,146	419,767
Expenses:
Net loss and loss adjustment expenses	755,122	608,613	263,682
Commission and other acquisition expenses	336,697	241,429	119,703
General and administrative expenses	42,180	32,135	14,973
Subordinated debt interest expense	36,466	34,431	—
Amortization of intangible assets	5,808	6,590	1,253
Foreign exchange and other losses (gains)	580	(2,454)	1,362
Total expenses	1,176,853	920,744	400,973
Income before income taxes	71,192	62,402	18,794
Income taxes:
Current tax expense	160	—	—
Deferred tax expense	1,170	1,344	—
Income tax expense	1,330	1,344	—
Net income	69,862	61,058	18,794
Add: Loss attributable to noncontrolling interest	4	—	—
Net income attributable to Maiden	$69,866	$61,058	$18,794
Earnings per share
Basic earnings per share attributable to Maiden shareholders	$0.99	$0.88	$0.32
Diluted earnings per share attributable to Maiden shareholders	$0.98	$0.87	$0.32
Dividends declared per common share	$0.27	$0.25	$0.21
Weighted average number of basic shares outstanding	70,799,966	69,646,804	59,344,912
Weighted average number of diluted shares outstanding	71,372,688	70,060,197	59,344,912

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands of U. S. dollars)

			Maiden Shareholders’ Equity
For the Year Ended December 31, 2010	Total equity	Maiden comprehensive income	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$676,526		$70,781	$(3,801)	$32,747	$713	$576,086	$—
Acquisition of subsidiary	279							279
Exercise of options and issuance of shares	52						52	—
Exchange of warrants	—					18	(18)	—
Comprehensive income:
Net income (loss)	69,862	$69,866	69,866					(4)
Other comprehensive income:
Net unrealized gains (losses) on securities
Unrealized holdings gains during the year		28,611						—
Adjustment for reclassification of realized gains and other-than-temporary losses recognized in net income		(6,604)						—
Net unrealized gains on securities	22,007	22,007			22,007			—
Cumulative translation adjustment	(420)	(420)			(420)			—
Other comprehensive income	21,587	21,587						—
Comprehensive income	91,449	$91,453						(4)
Share based compensation	1,015						1,015	—
Dividends on common shares	(18,872)		(18,872)					—
Ending balance	$750,449		$121,775	$(3,801)	$54,334	$731	$577,135	$275

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands of U. S. dollars)

			Maiden Shareholders’ Equity
For the Year Ended December 31, 2009	Total equity	Maiden comprehensive income	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$509,759		$26,944	$(3,801)	$(44,499)	$596	$530,519	$—
Exercise of options and issuance of shares	45,057					117	44,940	—
Comprehensive income:
Net income	61,058	$61,058	61,058					—
Other comprehensive income:
Net unrealized gains (losses) on securities
Unrealized holdings gains (losses) during the year		77,516						—
Adjustment for reclassification of realized gains and other-than-temporary losses recognized in net income		(270)						—
Net unrealized gains on securities	77,246	77,246			77,246			—
Comprehensive income	138,304	$138,304						—
Share based compensation	627						627	—
Dividends on common shares	(17,221)		(17,221)					—
Ending balance	$676,526		$70,781	$(3,801)	$32,747	$713	$576,086	$—

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(In thousands of U. S. dollars)

			Maiden Shareholders’ Equity
For the Year Ended December 31, 2008	Total equity	Maiden comprehensive income	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$537,345		$20,598	$—	$(13,496)	$596	$529,647	$—
Shares repurchased	(3,801)			(3,801)				—
Comprehensive income:
Net income (loss)	18,794	$18,794	18,794					—
Other comprehensive income:
Net unrealized gains (losses) on securities
Unrealized holdings losses during the year		(68,558)						—
Adjustment for reclassification of realized gains and other-than-temporary losses recognized in net income		37,555						—
Net unrealized losses on securities	(31,003)	(31,003)			(31,003)			—
Comprehensive income	(12,209)	$(12,209)						—
Share based compensation	872						872	—
Dividends on common shares	(12,448)		(12,448)					—
Ending balance	$509,759		$26,944	$(3,801)	$(44,499)	$596	$530,519	$—

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$69,862	$61,058	$18,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	7,205	7,359	1,314
Net realized and unrealized (gain) loss on investments	(6,604)	(270)	(5,730)
Other than temporary impairment of investments	—	—	43,285
Foreign exchange and other (gain) loss	580	(2,454)	1,362
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	(3,586)	(5,474)	(1,704)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(29,036)	(142,363)	(44,793)
Funds withheld	(152,713)	—	—
Prepaid reinsurance premiums	(240)	(28,752)	—
Accrued investment income	(2,686)	(1,022)	(6,995)
Deferred commission and other acquisition costs	(30,648)	(68,467)	(60,255)
Other assets	1,583	3,376	(256)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses, net	222,616	97,569	305,459
Unearned premiums	68,413	137,625	307,313
Accrued expenses and other liabilities	6,833	(12,688)	32,066
Net cash provided by operating activities	151,579	45,497	589,860
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(1,010,142)	(891,332)	(478,844)
Purchases of fixed-maturity securities – trading and short sales	(1,293,386)	—	—
Purchases of other investments	(424)	(139)	(392)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	331,593	200,493	103,443
Proceeds from sales of fixed-maturity securities – trading and short sales	1,291,843	—	—
Proceeds from maturities and calls of fixed maturity securities	507,326	268,429	231,416
Proceeds from redemption of other investments	108	153	—
Decrease (increase) in restricted cash	55,657	264,333	(409,277)
Acquisition of subsidiaries (net of cash acquired)	(4,893)	(13,613)	(108,635)
Purchase of capital assets	(2,875)	(1,749)	(209)
Loan to related party	—	—	(54,433)
Net cash used in investing activities	(125,193)	(173,425)	(716,931)
Cash flows from financing activities:
Repurchase agreements, net	(19,176)	(137,245)	232,646
Common share issuance	52	129	—
Contribution of noncontrolling interest	279	—	—
Junior subordinated debt issuance	—	260,000	—
Junior subordinated debt issuance cost	—	(4,342)	—
Dividends paid	(18,394)	(16,167)	(8,933)
Net cash (used in) provided by financing activities	(37,239)	102,375	223,713
Effect of exchange rate changes on foreign currency cash	(392)	1,052	(474)
Net (decrease) increase in cash and cash equivalents	(11,245)	(24,501)	96,168
Cash and cash equivalents, beginning of period	107,396	131,897	35,729
Cash and cash equivalents, end of period	$96,151	$107,396	$131,897
Supplemental information on cash flows:
Cash paid for interest	$36,400	$26,794	$—
Reinsurance balances receivable	17,806	—	—
Investments – fixed maturity securities	(17,806)	—	—
Supplemental information about non cash investing and financing activities:
Investments acquired under loss portfolio transfer	—	—	553,689
Reserves assumed under loss portfolio transfer	—	—	(553,689)
Discount on junior subordinated debt	—	(44,928)	—
Additional paid-in capital	—	44,928	—
Redemption of other investments via treasury shares	—	—	(3,801)
Treasury shares acquired as redemption of other investments	—	—	3,801
Common shares issued in exchange of warrants	18	—	—
Additional paid in Capital	(18)	—	—
Redemption of other investment	4,751	—	—
Purchase of other investment	(4,751)	—	—

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization

Maiden Holdings, Ltd. (sometimes referred to as the “Company”) is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsure risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor’s, which is the sixth highest of 21 rating levels.

We provide reinsurance through our wholly-owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company Ltd. (“Maiden Insurance” or “Maiden Bermuda”) and have operations in United States and Bermuda, respectively. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly-owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business.

On November 30, 2010, the Company completed its acquisition of certain companies, businesses and assets comprising the international insurance services business of GMAC Insurance Holdings Ltd. (“the IIS Acquisition”), including renewal rights on nearly $100 million of predominantly personal auto quota share reinsurance as well as the supporting business development subsidiaries in Europe. The transaction includes the assumption of more than $100 million of loss reserves and net unearned premiums as well as the corresponding assets, and was funded through existing cash. The businesses primarily focus on providing branded auto and auto-related insurance products through its insurer partners to retail customers in the European Union and other global markets.

The IIS Acquisition also includes the acquisition of GMAC Life Försäkrings AB (“GMAC LF”), a life insurance company organized under the laws of Sweden which writes credit life insurance on a primary basis. GMAC LF was renamed Maiden Life Försäkrings AB (“Maiden LF”).

2. Significant Accounting Policies

Basis of Reporting and Consolidation — These consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and all of its subsidiaries. These consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. Certain prior year comparatives have been reclassified to conform to the current year presentation.

The Company also adopted certain provisions of Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” which requires all entities to report noncontrolling interests in subsidiaries as a separate component of equity in the consolidated balance sheets, to clearly identify consolidated net income attributable to the parent and to the noncontrolling interest on the face of the consolidated statements of income, and to provide sufficient disclosure that clearly identifies and distinguishes between the interest of the parent and the interests of noncontrolling owners.

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies  – (continued)

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If an other-than-temporary impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies  – (continued)

the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies  – (continued)

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

The unearned portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Reserves are established for the earned portion of premiums ceded and recorded as an asset called reinsurance recoverable on unpaid losses. Premiums earned are reported net of reinsurance in the consolidated statements of income.

Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits.

Acquisition costs represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition costs, including assumed

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies  – (continued)

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

Capital Assets — Capital Assets recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

Furniture and fixtures	3 – 7 years
Computer equipment and software	3 years
Vehicles	3 years
Leasehold improvements	Lease term

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

The Company has established October 1 as the date for performing its annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in the Company’s consolidated statements of income.

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies  – (continued)

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

Foreign Currency Transactions — The functional currency of the Company and the substantial majority of its subsidiaries is the U.S. dollar. For these companies, we translate monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued.

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at prevailing year-end exchange rates. Revenue and expenses of such foreign entities are translated at average exchange rates during the year. The effect of the cumulative translation adjustments for foreign entities is included in accumulated other comprehensive income.

Recently Issued Accounting Pronouncements

Fair Value Measurements and Disclosures

On January 1, 2010, the Company adopted the new guidance on disclosures about fair value measurements which specifically requires the disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for the transfers, the reasons for any transfers in or out of Level 3 and the disclosure of information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlement on a gross basis. It also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities and also clarified the requirement for entities to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

Accounting for Transfers of Financial Assets

On January 1, 2010, the Company adopted the new guidance on transfers and servicing which requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of financial assets accounted for as a sale. It is a revision

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies  – (continued)

to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. The guidance is effective on a prospective basis in fiscal years beginning on or after November 15, 2009 and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

Consolidation of Variable Interest Entities

On January 1, 2010, the Company adopted the new guidance on consolidation which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It determines whether a reporting entity is required to consolidate another entity based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. This guidance is effective on a prospective basis in fiscal years beginning on or after November 15, 2009, and interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on the Company’s consolidated results of operations and financial condition.

Accounting Standards Not Yet Adopted

Deferred Acquisition Costs

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective on prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. We are currently evaluating the impact of the adoption of this new guidance on our consolidated results of operations and financial condition.

Intangibles — Goodwill and Other

In December 2010, the FASB issued updated guidance that modifies the goodwill impairment test. Under the updated guidance, goodwill is tested for impairment using a two-step process. The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill. If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any. The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare that amount with the carrying amount of the goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The updated guidance requires that if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists. In considering whether it is more likely than not that an impairment loss exists a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g. a significant adverse change in business climate or an anticipated sale of a reporting unit). This guidance is effective for public entities that perform impairment tests during their fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We are currently evaluating the impact of the adoption of this guidance on our consolidated results of operations and financial condition.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share and for the first time in 2010, the ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment the Company identifies those assets that are attributable to a particular segment such as reinsurance receivable, deferred commissions and acquisition cost, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

The following tables summarize the underwriting results of our operating segments:

For the Year Ended December 31, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$554,049	$468,043	$205,739	$1,227,831
Net premiums earned	601,254	445,081	123,455	1,169,790
Net losses and loss expenses	(394,604)	(280,890)	(79,628)	(755,122)
Commissions and other acquisition costs	(152,698)	(144,655)	(39,344)	(336,697)
General and administrative expenses	(26,123)	(1,500)	(243)	(27,866)
Underwriting income	$27,829	$18,036	$4,240	$50,105
Reconciliation to net income
Net investment income and realized and unrealized gain (loss)				78,255
Amortization of intangible assets				(5,808)
Foreign exchange and other (loss) gain				(580)
Subordinated debt interest expense				(36,466)
Other general and administrative expenses				(14,314)
Income tax expense				(1,330)
Loss attributable to noncontrolling interest				4
Net Income Attributable to Maiden				$69,866
Net loss and loss expense ratio*	65.6%	63.1%	64.5%	64.6%
Acquisition cost ratio**	25.4%	32.5%	31.9%	28.8%
General and administrative expense ratio***	4.4%	0.3%	0.2%	3.5%
Combined ratio****	95.4%	95.9%	96.6%	96.9%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information  – (continued)

For the Year Ended December 31, 2009	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$658,016	$372,358	$—	$1,030,374
Net premiums earned	$567,998	$351,921	$—	$919,919
Net losses and loss expenses	(393,760)	(214,853)	—	(608,613)
Commissions and other acquisition costs	(126,193)	(115,236)	—	(241,429)
General and administrative expenses	(19,211)	(2,515)	—	(21,726)
Underwriting income	$28,834	$19,317	$—	$48,151
Reconciliation to net income
Net investment income and realized and unrealized gain (loss)				63,227
Amortization of intangible assets				(6,590)
Foreign exchange and other ( loss) gain				2,454
Subordinated debt interest expense				(34,431)
Other general and administrative expenses				(10,409)
Income tax expense				(1,344)
Net Income Attributable to Maiden				$61,058
Net loss and loss expense ratio*	69.3%	61.1%	—	66.2%
Acquisition cost ratio**	22.2%	32.7%	—	26.2%
General and administrative expense ratio***	3.4%	0.7%	—	3.5%
Combined ratio****	94.9%	94.5%	—	95.9%

For the Year Ended December 31, 2008	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Gross and net premiums written	$288,723	$438,672	$—	$727,395
Net premiums earned	$85,037	$335,045	$—	$420,082
Net losses and loss expenses	(65,927)	(197,755)	—	(263,682)
Commissions and other acquisition costs	(9,051)	(110,652)	—	(119,703)
General and administrative expenses	(6,882)	(1,494)	—	(8,376)
Underwriting income	$3,177	$25,144	$—	$28,321
Reconciliation to net income
Net investment income and realized and unrealized gain (loss)				(315)
Amortization of intangible assets				(1,253)
Foreign exchange and other (loss) gain				(1,362)
Subordinated debt interest expense				—
Other general and administrative expenses				(6,597)
Income tax expense				—
Net Income Attributable to Maiden				$18,794
Net loss and loss expense ratio*	77.5%	59.0%	—	62.8%
Acquisition cost ratio**	10.7%	33.0%	—	28.5%
General and administrative expense ratio***	8.1%	0.5%	—	3.5%
Combined ratio****	96.3%	92.5%	—	94.8%

*	Calculated by dividing net losses and loss expenses by net premiums earned.
**	Calculated by dividing commission and other acquisition costs by net premiums earned
***	Calculated by dividing general and administrative expenses by net premiums earned.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information  – (continued)

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As at December 31, 2010
Reinsurance balances receivable, net	$131,109	$25,566	$69,658	$226,333
Funds withheld	152,713	—	—	152,713
Prepaid reinsurance premiums	28,992	—	—	28,992
Reinsurance recoverable on unpaid losses	6,656	—	—	6,656
Deferred acquisition costs	85,252	92,155	26,224	203,631
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	103,905	—	—	103,905
Restricted investments and cash	1,136,252	358,621	23,979	1,518,852
Corporate and other assets	88	—	—	573,505
Total Assets	$1,644,967	$644,317	$119,861	$2,982,562
As at December 31, 2009
Reinsurance balances receivable, net	$171,482	$39,856	$—	$211,338
Prepaid reinsurance	28,752	—	—	28,752
Reinsurance recoverable on unpaid losses	8,340	—	—	8,340
Deferred acquisition costs	88,224	84,759	—	172,983
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	103,901	—	—	103,901
Restricted investments and cash	1,168,663	206,959	—	1,375,622
Corporate and other assets	2,502	—	—	567,182
Total Assets	$1,571,864	$499,549	$—	$2,636,093

The following table shows an analysis of the Company’s gross and net premiums written and earned by client location by geographic location. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Gross premiums written – North America	$1,098,672	$947,371	$637,785
Gross premiums written – Other (predominantly in Europe)	199,383	101,305	89,610
Net premiums written – North America	1,028,518	929,069	637,785
Net premiums written – Other (predominantly in Europe)	199,313	101,305	89,610
Net premiums earned – North America	1,038,859	838,152	351,448
Net premiums earned – Other (predominantly in Europe)	130,931	81,767	68,634

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information  – (continued)

The following tables set forth financial information relating to net premiums written by major line of business for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$168,919	13.8%	$165,705	16.1%	$78,253	10.7%
Casualty	311,852	25.4%	387,218	37.6%	159,990	22.0%
Accident and Health	43,658	3.5%	105,093	10.2%	50,480	7.0%
International	29,620	2.4%	—	—	—	—
Total Diversified Reinsurance	554,049	45.1%	658,016	63.9%	288,723	39.7%
AmTrust Quota Share
Small Commercial Business	197,097	16.0%	186,473	18.1%	263,580	36.2%
Specialty Program	73,881	6.0%	58,048	5.6%	43,484	6.0%
Specialty Risk and Extended Warranty	197,065	16.1%	127,837	12.4%	131,608	18.1%
Total AmTrust Quota Share	468,043	38.1%	372,358	36.1%	438,672	60.3%
ACAC Quota Share
Automobile Liability	117,962	9.6%	—	—	—	—
Automobile Physical Damage	87,777	7.2%	—	—	—	—
Total ACAC Quota Share	205,739	16.8%	—	—	—	—
	$1,227,831	100.0%	$1,030,374	100.0%	$727,395	100.0%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information  – (continued)

The following tables set forth financial information relating to net premiums earned by major line of business for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$176,538	15.1%	$146,783	15.9%	$24,158	5.7%
Casualty	356,389	30.5%	316,676	34.4%	46,315	11.0%
Accident and Health	62,954	5.4%	104,539	11.4%	14,564	3.5%
International	5,373	0.5%	—	—	—	—
Total Diversified Reinsurance	601,254	51.5%	567,998	61.7%	85,037	20.2%
AmTrust Quota Share
Small Commercial Business	202,716	17.3%	199,020	21.6%	206,249	49.1%
Specialty Program	71,596	6.1%	52,842	5.8%	37,744	9.0%
Specialty Risk and Extended Warranty	170,769	14.6%	100,059	10.9%	91,052	21.7%
Total AmTrust Quota Share	445,081	38.0%	351,921	38.3%	335,045	79.8%
ACAC Quota Share
Automobile Liability	69,444	5.9%	—	—	—	—
Automobile Physical Damage	54,011	4.6%	—	—	—	—
Total ACAC Quota Share	123,455	10.5%	—	—	—	—
	$1,169,790	100.0%	$919,919	100.0%	$420,082	100.0%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Acquisitions

a) IIS Acquisition

On November 30, 2010, the Company completed the IIS Acquisition (see Note 1). Under the terms of the acquisition, the Company acquired 100% of the share capital and net assets of GMAC LF, GMAC Australia (Finance) Limited, GMAC VerisicherungsService GmBH and 60% of the share capital and net assets of GMAC VerisicherungsService GmBH Austria. The agreement provided for a base purchase cost of $4,000 adjustable based on the renewal premium written net of commissions over the next three years plus an amount equal to the net assets of the acquired entities.

The estimated total consideration is $22,274. The Company recorded goodwill of $5,812 and incurred non-recurring acquisition expenses of $1,841 as a result of the acquisition. The results of the operations have been included in the Company’s consolidated financial statements since the acquisition date. The cost of acquisition was allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date, with the amount exceeding the fair value recorded as goodwill. The purchase price allocation is not yet final.

The fair value of the net assets acquired is summarized as follows:

Cash	$15,595
Restricted cash	469
Fixed maturity investments	13,999
Other assets	191
Goodwill	5,812
Assets acquired	36,066
Reserve for loss and loss adjustment expenses	3,192
Unearned premiums	5,665
Accrued expenses and other liabilities	4,935
Liabilities acquired	13,792
Total purchase price	$22,274

In conjunction with the IIS Acquisition on November 30, 2010, Maiden Bermuda and GMAC International Insurance Company Ltd. (“GMAC International Insurance”) entered into a portfolio transfer and quota share reinsurance agreement under which Maiden Bermuda will reinsure 100% of the existing contracts written by GMAC International Insurance in respect of the businesses acquired in the IIS Acquisition. As a result of the agreement, Maiden Bermuda assumed estimated liabilities of $122,574. The loss portfolio transfer and quota share reinsurance agreement required Maiden Bermuda to fund the existing funds withheld collateral arrangements of GMAC International Insurance and its cedants. The initial funds withheld collateral requirements were $140,520 and Maiden Bermuda transferred cash on closing in the amount of $26,204 in order to meet such collateral requirements.

The effect of the IIS Acquisition on premiums and losses for the year ended December 31, 2010 is as follows:

Results of operations:	Year Ended December 31, 2010
Net premium written – assumed	$29,620
Change in unearned premium – assumed	(24,247)
Net earned premium – assumed	5,373
Loss and loss adjustment expense	(4,217)

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Acquisitions  – (continued)

b) GMAC Acquisition

On October 31, 2008, the Company acquired the reinsurance operations of GMAC Insurance (“GMACI”), including its book of assumed reinsurance business. As part of the transaction, the Company’s wholly-owned subsidiary, Maiden Holdings North America, Ltd. (“Maiden NA”), acquired GMAC RE LLC (“GMAC RE”), the reinsurance managing general agent writing business on behalf of Motors Insurance Corporation (“Motors”) and the renewal rights for the business written by GMAC RE. In connection with the transaction, Maiden NA also entered into an agreement to acquire two licensed insurance companies, GMAC Direct Insurance Company (“GMAC Direct”) and Integon Specialty Insurance Company (“Integon”) (the acquisition of GMACI, GMAC RE, GMAC Direct and Integon is referred to as the “GMAC Acquisition”). The acquisitions of GMAC Direct and Integon closed on December 23, 2008 and September 1, 2009, respectively. GMAC Direct was renamed Maiden Reinsurance Company and Integon was renamed Maiden Specialty Insurance Company.

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

The fair value of the net assets acquired is summarized as follows:

Cash	$26,871
Fixed maturity investments	14,883
Other assets	10,070
Goodwill and intangible assets	111,744
Assets acquired	163,568
Accrued expenses and other liabilities	13,984
Liabilities acquired	13,984
Total purchase price	$149,584

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments

a) Fixed Maturities and other investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of December 31, 2010 and December 31, 2009, are as follows:

As at December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$92,043	$1,108	$(1,422)	$91,729
U.S. agency bonds – mortgage backed	951,465	22,351	(4,348)	969,468
U.S. agency bonds – other	41,770	1,638	—	43,408
Non-U.S. government bonds	15,494	444	—	15,938
Corporate bonds	673,756	46,647	(11,410)	708,993
Municipal bonds	45,247	441	(791)	44,897
Total available for sale fixed maturities	1,819,775	72,629	(17,971)	1,874,433
Other investments	5,751	96	—	5,847
Total investments	$1,825,526	$72,725	$(17,971)	$1,880,280

As at December 31, 2009	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$39,297	$224	$(283)	$39,238
U.S. agency bonds – mortgage backed	779,400	17,504	(2,321)	794,583
U.S. agency bonds – other	217,192	4,772	(447)	221,517
Corporate bonds	564,750	37,985	(20,071)	582,664
Municipal bonds	22,743	947	—	23,690
Total available for sale fixed maturities	1,623,382	61,432	(23,122)	1,661,692
Other investments	5,684	—	(135)	5,549
Total investments	$1,629,066	$61,432	$(23,257)	$1,667,241

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2010	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$64,567	$65,421	3.5%
Due after one year through five years	174,295	180,203	9.6%
Due after five years through ten years	553,750	578,656	30.9%
Due after ten years	75,698	80,685	4.3%
	868,310	904,965	48.3%
Mortgage backed securities	951,465	969,468	51.7%
Total	$1,819,775	$1,874,433	100.0%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments  – (continued)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As at December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$47,165	$(1,422)	$—	$—	$47,165	$(1,422)
U.S. agency bonds – mortgage backed	315,370	(4,348)	—	—	315,370	(4,348)
Corporate bonds	86,976	(1,555)	166,062	(9,855)	253,038	(11,410)
Municipal bonds	27,315	(791)	—	—	27,315	(791)
	476,826	(8,116)	166,062	(9,855)	642,888	(17,971)
Other investments	—	—	—	—	—	—
Total temporarily impaired available-for-sale securities and other investments	$476,826	$(8,116)	$166,062	$(9,855)	$642,888	$(17,971)

As of December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642,888 and unrealized losses of $17,971. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166,062 and unrealized losses of $9,855.

	Less than 12 Months		12 Months or More		Total
As at December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$8,632	$(283)	$—	$—	$8,632	$(283)
U.S. agency bonds – mortgage backed	235,013	(2,319)	694	(2)	235,707	(2,321)
U.S. agency bonds – other	59,511	(447)	—	—	59,511	(447)
Corporate bonds	11,687	(619)	193,676	(19,452)	205,363	(20,071)
	314,843	(3,668)	194,370	(19,454)	509,213	(23,122)
Other investments	—	—	4,864	(135)	4,864	(135)
Total temporarily impaired available-for-sale securities and other investments	$314,843	$(3,668)	$199,234	$(19,589)	$514,077	$(23,257)

As of December 31, 2009, there were approximately 34 securities in an unrealized loss position with a fair value of $514,077 and unrealized losses of $23,257. Of these securities, there are 14 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $199,234 and unrealized losses of $19,589.

Other-than-temporary impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of December 31, 2010, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the year ended December 31, 2010,

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments  – (continued)

2009 and 2008, the Company recognized $0, $0 and $43,285, respectively, of other than temporary impairment. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2010, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2010.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of December 31, 2010	Amortized Cost	Fair Value	% of Total Fair Value
U.S. treasury bonds	$92,043	$91,729	4.9%
U.S. agency bonds	993,235	1,012,876	54.0%
AAA	74,683	78,427	4.2%
AA+, AA, AA-	74,479	79,445	4.2%
A+, A, A-	325,252	329,100	17.6%
BBB+, BBB, BBB-	222,496	244,126	13.0%
BB+ or lower	37,587	38,730	2.1%
	$1,819,775	$1,874,433	100.0%

Rating* as of December 31, 2009	Amortized Cost	Fair Value	% of Total Fair Value
U.S. treasury bonds	$39,297	$39,238	2.4%
U.S. agency bonds	996,592	1,016,100	61.1%
AAA	48,404	52,671	3.2%
AA+, AA, AA-	51,554	57,367	3.4%
A+, A, A-	289,995	285,400	17.2%
BBB+, BBB, BBB-	187,618	201,378	12.1%
BB+ or lower	9,922	9,538	0.6%
	$1,623,382	$1,661,692	100.0%

*Ratings as assigned by Standard & Poor’s (“S&P”)

b) Other Investments

The table below shows our portfolio of other investments:

As at December 31,	2010		2009
Hedge funds	$4,846	82.9%	$4,864	87.7%
Investment in limited partnerships	1,001	17.1%	685	12.3%
Total other investments	$5,847	100.0%	$5,549	100.0%

The Company has an unfunded commitment on its investment in limited partnerships of approximately $5,000 as of December 31, 2010.

c) Securities sold under agreements to repurchase

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. As of December 31, 2010, there were $76,225

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments  – (continued)

(2009 – $95,401) principal amount outstanding at interest rates of between 0.10% to 0.37% (2009 – 0.28%). Interest expense associated with these repurchase agreements was $1,047 (2009 – $980) for the year ended December 31, 2010; out of which $702 (2009 – $33) was accrued as of December 31, 2010. The Company has approximately $79,170 (2009 – $97,564) of collateral pledged in support of these agreements.

d) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2010	2009	2008
Fixed maturities	$71,607	$51,025	$32,756
Cash and cash equivalents	1,680	13,236	6,201
Funds withheld	407	—	—
Loan to related party	1,996	2,361	5,244
	75,690	66,622	44,201
Less:
Investment expenses	(2,992)	(2,685)	(1,496)
Interest expense on securities sold under agreements to repurchase	(1,047)	(980)	(5,465)
	$71,651	$62,957	$37,240

e) Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized gains and losses:

For the Year Ended December 31, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$10,372	$(1,976)	$8,396
Trading securities	2,529	(3,251)	(722)
Short sales	3,843	(4,664)	(821)
Other investments	—	(249)	(249)
Net realized gains (losses)	$16,744	$(10,140)	$6,604

For the Year Ended December 31, 2009	Gross Gains	Gross losses	Net
Fixed maturity securities	$4,896	$(4,505)	$391
Other investments	—	(121)	(121)
Net realized gains (losses)	$4,896	$(4,626)	$270

For the Year Ended December 31, 2008	Gross Gains	Gross losses	Net
Fixed maturity securities	$8,964	$(3,234)	$5,730
Net realized gains (losses) on fixed maturity securities	8,964	(3,234)	5,730
Total other-than-temporary impairment losses	—	(43,285)	(43,285)
Net realized gains (losses)	$8,964	$(46,519)	$(37,555)

Proceeds from sales of fixed maturities classified as available for sale were $331,593, $200,493 and $103,443 for the years ended December 31, 2010, 2009 and 2008, respectively.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments  – (continued)

Net unrealized gain (loss) was as follows:

As at December 31,	2010	2009	2008
Fixed maturities	$54,658	$38,310	$(43,971)
Other investments	96	(135)	(528)
Total net unrealized gain (loss)	54,754	38,175	(44,499)
Deferred income tax expense	—	(5,428)	—
Net unrealized losses, net of deferred income tax	$54,754	$32,747	$(44,499)
Change in unrealized gain (loss), net of deferred income tax	$22,007	$77,246	$(31,003)

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

As at December 31,	2010	2009
Restricted cash – third party agreements	$59,615	$133,029
Restricted cash – related party agreements	29,743	11,485
Restricted cash – U.S. state regulatory authorities	398	430
Total restricted cash	89,756	144,944
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2010 – $1,024,895; 2009 – $1,011,582)	1,053,982	1,022,337
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2010 – $339,810; 2009 – $177,537)	361,424	195,474
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2010 – $13,198; 2009 – $13,032)	13,690	12,867
Total restricted investments	1,429,096	1,230,678
Total restricted cash and investments	$1,518,852	$1,375,622

6. Fair Value Measurements

a) Fair Values of Financial Instruments

ASC 825, “Disclosure about Fair Value of Financial Instruments,” requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2010.

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements  – (continued)

priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Non-U.S. government bonds:  Comprised of Non-U.S. government bonds issued by non-U.S. governments primarily Germany, Belgium and Netherlands. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price Non-U.S. government bonds are observable market inputs, the fair values of Non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Corporate Bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of our fixed income securities and are diversified across a wide range of issuers and industries. These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

b) Fair Value Hierarchy

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements  – (continued)

At December 31, 2010 and 2009, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

As at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$91,729	$—	$—	$91,729
U.S. agency bonds – mortgage backed	—	969,468	—	969,468
U.S. agency bonds – other	—	43,408	—	43,408
Non U.S. government bonds	—	15,938	—	15,938
Corporate bonds	—	708,993	—	708,993
Municipal bonds	—	44,897	—	44,897
Other investments	—	—	5,847	5,847
Total	$91,729	$1,782,704	$5,847	$1,880,280
As a percentage of total assets	3.1%	59.7%	0.2%	63.0%
Liabilities
Securities sold under agreements to repurchase	$—	$76,225	$—	$76,225
As a percentage of total liabilities	—	3.4%	—	3.4%

As at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$39,238	$—	$—	$39,238
U.S. agency bonds – mortgage backed	—	794,583	—	794,583
U.S. agency bonds – other	—	221,517	—	221,517
Corporate bonds	—	582,664	—	582,664
Municipal bonds	—	23,690	—	23,690
Other investments	—	—	5,549	5,549
Total	$39,238	$1,622,454	$5,549	$1,667,241
As a percentage of total assets	1.5%	61.5%	0.2%	63.2%
Liabilities
Securities sold under agreements to repurchase	$—	$95,401	$—	$95,401
As a percentage of total liabilities	—	4.9%	—	4.9%

The Company utilized a pricing service to estimate fair value measurements for approximately 99.5% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as level 2.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements  – (continued)

Other investments.  The Company has $5,847 or approximately 0.3% of its investment portfolio in limited partnerships or hedge funds where the fair value estimate is determined by a fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
Other Investments:	2010	2009
Balance at beginning of period	$5,549	$5,291
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	(249)	(121)
Change in net unrealized gains – included in other comprehensive income (loss)	—	—
Change in net unrealized losses – included in other comprehensive income (loss)	231	393
Purchases	5,175	139
Sales and redemptions	(4,859)	(153)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$5,847	$5,549
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

7. Goodwill and Intangible Assets

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
Balance as of December 31, 2008	$49,747	$55,147	$104,894
Acquired during the year	2,870	2,727	5,597
Amortization	—	(6,590)	(6,590)
Impairment losses	—	—	—
Balance as of December 31, 2009	52,617	51,284	103,901
Acquired during the year	5,812	—	5,812
Amortization	—	(5,808)	(5,808)
Impairment losses	—	—	—
Balance as of December 31, 2010	$58,429	$45,476	$103,905

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7. Goodwill and Intangible Assets  – (continued)

December 31, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,429	$—	$58,429	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(13,651)	37,749	15 years double declining
Net balance	$117,556	$(13,651)	$103,905

December 31, 2009	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$52,617	$—	$52,617	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(7,843)	43,557	15 years double declining
Net balance	$111,744	$(7,843)	$103,901

The Goodwill and intangible assets were recognized as a result of the IIS Acquisition and GMAC Acquisition (see note 4) and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2010 and 2009. The estimated amortization expense for the next five years is:

2011	$5,033
2012	4,362
2013	3,781
2014	3,276
2015	2,840

8. Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units” or the “TRUPS Offering”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden NA, and 45 common shares, $.01 par value, of the Company, for a purchase price of $1,000.45 per Unit. We also issued 11,700,000 common shares to the purchasers in the “TRUPS Offering”. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses. Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s Founding Shareholders, purchased an aggregate of 159,000 of the Units or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

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

As a consequence of the issuance of a majority of the Units to a related party under, FASB ASC Topic 810 “Consolidation”, the Trust is a variable interest entity and the Company is deemed not to be the

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Junior Subordinated Debt  – (continued)

Primary beneficiary of the Trust and therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debenture and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%.

As of December 31, 2010, the stated value of the Trust Preferred Securities was $215,191 (2009 – $215,125) which comprises the principal amount of $260,000 (2009 – $260,000) and unamortized discount of $44,809 (2009 – $44,875). Amortization expense for the year ended December 31, 2010 was $66 (2009 – $53).

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

The effect of retrocessional activity on premiums written and earned and on net loss and loss adjustment expenses for the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Premiums written
Direct	$71,625	$21,655	$—
Assumed	1,226,430	1,027,021	727,395
Ceded	(70,224)	(18,302)	—
Net	$1,227,831	$1,030,374	$727,395
Premiums earned
Direct	$68,967	$4,118	$—
Assumed	1,168,116	940,012	420,082
Ceded	(67,293)	(24,211)	—
Net	$1,169,790	$919,919	$420,082
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	$788,815	$616,905	$263,682
Loss and loss adjustment expenses recovered	(33,693)	(8,292)	—
Net	$755,122	$608,613	$263,682

The reinsurers with the three largest balances accounted for 29.0%, 17.3% and 9.5%, respectively (2009 – 18.4%, 9.6% and 7.1%, respectively), of the Company’s losses recoverable balance at December 31, 2010. At December 31, 2010, $1,933 of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools. At December 31, 2010 and 2009, the Company had no valuation allowance against losses recoverable.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and loss adjustment expenses comprise the following:

As of December 31,	2010	2009
Reserve for reported loss and loss adjustment expenses	$654,946	$470,548
Reserve for losses incurred but not reported	571,827	532,128
Reserve for loss and loss adjustment expenses	$1,226,773	$1,002,676

The following table represents a reconciliation of our beginning and ending net losses and loss expense reserves:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,002,676	$897,656	$38,508
Less reinsurance recoverable at beginning of period	8,340	—	—
Net loss and loss adjustment expense reserves at beginning of period	994,336	897,656	38,508
Net incurred losses related to:
Current year	787,967	620,046	265,490
Prior years	(32,845)	(11,433)	(1,808)
	755,122	608,613	263,682
Net paid losses related to:
Current year	365,343	209,123	143,286
Prior years	265,991	303,158	16,581
	631,334	512,281	159,867
Acquired loss and loss expense reserve	102,020	184	755,554
Effect of foreign exchange movement	(27)	164	(221)
Net loss and loss adjustment expense reserves at end of period	1,220,117	994,336	897,656
Reinsurance recoverable at end of period	6,656	8,340	—
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,226,773	$1,002,676	$897,656

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Reserve for Loss and Loss Adjustment Expenses  – (continued)

changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

During 2010, the Company recorded estimated net favorable development on prior year loss reserves of $32,845 compared to $11,433 in the prior year. Included in the total is $25,332 (2009 – $10,676) of gains relating to the loss portfolio transfers acquired as part of the GMAC Acquisition. The total gain to date from the loss portfolio transfer reserves is $43,811 of which $6,172 remains as of December 31, 2010. The gain is being amortized into income in proportion to the actual paydown of the reserves acquired.

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

Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance to enter into the Reinsurance Agreement by which (a) AII retrocedes to Maiden Insurance an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, AmTrust Europe, Limited (formerly IGI Insurance Company Limited), net of commissions) and 40% of losses and (b) AII transferred to Maiden Insurance 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Insurance 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement had an initial term of three years, which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Insurance notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Insurance, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Insurance or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On June 11, 2008, the Company and AmTrust amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (“UBI”). Under the amendment, AmTrust’s subsidiaries cede, upon collection, to Maiden Insurance 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI’s in-force book of business. Additionally, AmTrust cedes to Maiden Insurance 40% of net premium written, effective as of June 1, 2008. Maiden Insurance will pay to AmTrust a ceding commission of 34.375%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions  – (continued)

on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

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

The Company recorded approximately $139,092, $110,838 and $106,463 of ceding commission expense for the years ended December 31, 2010, 2009 and 2008, respectively, as a result of this transaction.

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

This coverage expired on January 1, 2010; as a result, under the Master Agreement, the Company therefore now reinsures 40% of the subject workers’ compensation business up to $10 million, subject to certain additional inuring reinsurance protection AmTrust has purchased.

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

Effective September 1, 2010, the Company through its wholly-owned subsidiary, Maiden Specialty entered into a quota share reinsurance agreement with Technology Insurance Company, Inc., a subsidiary of AmTrust (“Technology”). Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program (“OPL”) and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program (“NAXS”). Maiden Specialty’s involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. The Company recorded approximately $88 and $26 of ceded premiums and ceding commission, respectively, for the year ended December 31, 2010.

Effective September 1, 2010, the Company, through its subsidiary, Maiden US entered into a reinsurance agreement with Security National Insurance Company (“SNIC”). SNIC is a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to the Company. The agreement provides SNIC with a 5% commission of ceded written premiums. The

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions  – (continued)

reinsurance agreement has a term of one year. Under this agreement, the Company recorded approximately $1 and $0.2 of premiums earned and commission expense, respectively, for the year ended December 31, 2010.

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

Maiden Insurance satisfied its collateral requirements under the Quota Share Agreement with AII as follows:

•	by lending funds in the amount of $167,975 as at December 31, 2010 and 2009 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Insurance is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Insurance’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Insurance’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Insurance its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Insurance’s assets held in the Trust Account exceeds Maiden Insurance’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Insurance an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Insurance. In addition, if an AmTrust subsidiary withdraws Maiden Insurance’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Insurance interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Insurance’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Insurance has provided), and net of unpaid fees Maiden Insurance owes to AIIM and its share of fees owed to the trustee of the Trust Accounts. The amount of accrued interest relating to the loan was $496 and $997 as at December 31, 2010 and 2009, respectively.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions  – (continued)

•	effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII’s obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at December 31, 2010 was approximately $358,621 (2009 – $206,960) and the accrued interest was $3,684 (2009 – $1,956). (See Note 5(f).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd., a subsidiary of AmTrust. Pursuant to the brokerage agreement, AII Reinsurance Broker Ltd. provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AII Reinsurance Broker Ltd.’s brokerage services. AII Reinsurance Broker Ltd. is not the Company’s exclusive broker. AII Reinsurance Broker Ltd. may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $5,564, $4,399 and $4,188 of reinsurance brokerage expense for the years ended December 31, 2010, 2009 and 2008, respectively, and deferred reinsurance brokerage of $3,552, $3,265 and $3,009 as at December 31, 2010, 2009 and 2008, respectively as a result of this agreement.

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

The Company recorded approximately $88, $199 and $1,136 as expense, which is included in commission and other acquisition expenses, for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company paid brokerage fees to AmTrust North America of $83, $66 and $61 for the years ended December 31, 2010, 2009 and 2008, respectively for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to Maiden Insurance. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services quarterly fee has been reduced to 0.05% if the average value of the account is less than or equal to $1billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The annual fee was 0.15% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded approximately $2,643, $2,480 and $1,362 of investment management fees for the years ended December 31, 2010, 2009 and 2008, respectively, as a result of this agreement.

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions  – (continued)

Motors Insurance Corporation (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the chairman of the board of directors of ACAC.

The Company, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a 50% quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and the Company, American Capital Partners Re, Ltd. (formerly known as MK Re, Ltd.), a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Trust, and AmTrust, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, the Company’s participation in the Personal Lines Quota Share may be terminated by ACAC on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. The Company may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without the Company’s consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

The Company recorded approximately $37,654 of ceding commission expense for the year ended December 31, 2010 as a result of this transaction.

Other

The Company, through its subsidiary, Maiden Specialty, entered into a reinsurance arrangement with New South Insurance Company (“New South”). New South is a wholly owned subsidiary of ACAC. Pursuant to the agreement, the Company cedes 100% of certain personal lines business to New South. On March 1, 2010, the Company entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. The Company recorded approximately $398 and $61 of ceded premium and ceding commissions, respectively, for the year ended December 31, 2010.

Warrant Exchange

Please see Note 14 to the consolidated financial statements.

12. Commitments and Contingencies

a) Concentrations of Credit Risk

As of December 31, 2010 and 2009, the Company’s assets primarily consisted of investments, cash, loan to related party and reinsurance balances receivable. The Company believes it bears minimal credit risk in its cash on deposit. Although there may be credit risk with respect to its reinsurance balances receivable from AmTrust and Motors, the Company believes these premiums will be fully collectible.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Commitments and Contingencies  – (continued)

b) Concentrations of Revenue

During 2010, our gross premium written for AmTrust and ACAC accounted for 51.9% (AmTrust and Motors – 2009 – 96.1%, 2008 – 96.2%) of our total gross premium written. AmTrust accounted for $468,043 or 36.1% (2009 – $372,358 or 35.5%, 2008 – $446,615 or 61.4%) and ACAC accounted for $205,739 or 15.8% (Motors – 2009 – $635,143 or 60.6%, 2008 – $252,933 or 34.8%).

c) Brokers

We produce our reinsurance business for our Diversified Reinsurance segment primarily through brokers. During 2010, three brokers accounted for 56.3% (2009 – 81.4%, 2008 – 68.2%) of our total gross premiums written through brokers for the Diversified Reinsurance segment. Marsh & McLennan (including Guy Carpenter) accounted for 31.0% (2009 – 42.2%, 2008 – 29.0%), Aon Benfield Group for 16.9% (2009 – 30.8%, 2008 – 29.1%) and Beach & Associates, Ltd. for 8.4% (Risk Insurance Consulting Services – 2009 – 8.4%, 2008 – 10.1%).

d) Letters of Credit

As of December 31, 2010 and 2009, we had letters of credit outstanding of $23,978 and $19,584, respectively. The letters of credit are secured by deposits held by the issuing banks of a similar amount.

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space and apartments under operating leases expiring in various years through 2015. Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $1,969, $1,723 and $634, respectively. Future minimum lease payments as of December 31, 2010 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2010
2011	$1,789
2012	1,450
2013	829
2014	823
2015	404
$5,295

g) Loans and Other Collateral

On October 31, 2008, Maiden Insurance and Motors entered into a Portfolio Transfer and Quota Share Reinsurance Agreement under which the Company will reinsure (i) all of the existing contracts written through GMAC RE pursuant to a loss portfolio transfer and (ii) contracts written pursuant to a fronting arrangement with Motors. Maiden Insurance is required to maintain investment in funds equal to one hundred percent (100%) of the loss reserves for the existing contracts. As of December 31, 2010, the amount of cash and investment in this trust account was $532,238 (2009 – $845,244). See Note 5(f).

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Commitments and Contingencies  – (continued)

On November 30, 2010, Maiden Bermuda and GMAC International Insurance entered into a portfolio transfer and quota share reinsurance agreement under which Maiden Bermuda is required to provide collateral in respect of the obligations to the ceding companies of GMAC International Insurance. As of December 31, 2010, the amount of funds withheld by GMAC International Insurance under this arrangement was $152,658 (2009 – $0).

h) Deposit Insurance

The Company maintains cash and cash equivalent balances at financial institutions in the U.S., Bermuda and other international jurisdictions. In the U.S., the Federal Deposit Insurance Corporation secures account up to $250. In certain other international jurisdictions, there exist similar protections. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

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

In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. We believe that we had ample reason for terminating such employment for good and sufficient legal cause, and we believe that the claim is without merit and are vigorously defending this claim. On December 31, 2009, the U.S. Department of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin has appealed, and our motion to dismiss the appeal has been filed and is pending.

In June 2008, a derivative action on behalf of AmTrust against Maiden Holdings, Maiden Bermuda and certain officers and directors of AmTrust was filed in the Supreme Court of the State of New York, County of New York. This complaint alleged that AmTrust’s transactions with Maiden Holdings and Maiden Bermuda unduly benefit Michael Karfunkel, George Karfunkel and Barry D. Zyskind, who are minority shareholders of Maiden Holdings, at the expense of AmTrust and that AmTrust’s directors breached their fiduciary duty to AmTrust by approving them. The plaintiff further alleged claims for breach of their duty of loyalty to and employment agreements with AmTrust against Messrs. Zyskind, Caviet and Pipoly for accepting positions at Maiden Holdings and/or Maiden Bermuda. The complaint sought damages from the individual defendants and Maiden Holdings and judgment declaring the Maiden Holdings and Maiden Bermuda transactions void. Maiden and the individual defendants moved to dismiss the complaint and the court granted summary judgment in favor of Maiden in September 2010 and dismissed the case.

j) Dividends for Common Shares

On November 4, 2010, the Company’s Board of Directors approved a quarterly cash dividend of $0.07 per common share. This dividend was paid on January 18, 2011 to shareholders of record on January 3, 2011.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Net income available to Maiden common shareholders	$69,866	$61,058	$18,794
Weighted average number of common shares outstanding – basic	70,799,966	69,646,804	59,344,912
Potentially dilutive securities:
Warrants	—	—	—
Share options	572,722	413,393	—
Weighted average number of common shares outstanding – diluted	71,372,688	70,060,197	59,344,912
Basic earnings per common share:	$0.99	$0.88	$0.32
Diluted earnings per common share:	$0.98	$0.87	$0.32

As of December 31, 2010, 0 (2009 – 4,050,000; 2008 – 4,050,000) warrants and 1,820,626 (2009 – 707,735; 2008 – 985,423) share options were excluded from diluted earnings per share as they were anti-dilutive.

14. Shareholders’ Equity

The following table shows the summary of changes in common shares issued and outstanding:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008
Issued and outstanding shares – January 1	70,291,289	58,587,664	59,550,000
Issuance of shares	—	11,700,000	—
Shares repurchased	—	—	(962,336)
Exercise of options	15,811	3,625	—
Exchange of warrants	1,800,000	—	—
Issued and outstanding shares – December 31	72,107,100	70,291,289	58,587,664

(a) Authorized and Issued — The Company’s authorized share capital is 150,000,000 common shares with a par value of $0.01 per share, of which there are 72,107,100 common shares issued and outstanding. A total of 7,800,000 shares were issued to the Founding Shareholders in consideration of their investment of $50,000 in the Company and a further 51,750,000 common shares were sold by the Company in a private placement which raised approximately $479,929 in net proceeds. On January 20, 2009, the Company issued an additional 11,700,000 shares as a result of another private placement which was discussed in more detail under Note 8. A further 3,625 and 15,811 shares were issued in 2009 and 2010, respectively, relating to the exercise of share options. The holders of our common shares are entitled to receive dividends and are allocated one vote per share, subject to downward adjustment under certain circumstances. See below for the discussion relating to the exchange of warrants in 2010.

(b) Warrants — In connection with the formation by our Founding Shareholders, the Company issued to the Founding Shareholders 10-year warrants to purchase up to 4,050,000 common shares of the Company at

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Shareholders’ Equity  – (continued)

$10 per share. The warrants were effective as of June 14, 2007 and were to expire on June 14, 2017. The warrants were initially measured at an aggregate fair value of $19,521 which was recorded as an addition to additional paid-in-capital with an offsetting charge to additional paid-in-capital as well. The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, 34.53%, was derived from the historical volatility of the share price of a range of publicly-traded companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s shares. The other assumptions in the option pricing model were as follows: risk free interest rate of 5.16%, expected life of 10 years and a dividend yield of 1%.

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

15. Share Compensation and Pension Plans

The Company’s 2007 Share Incentive Plan (the “Plan”), as amended, provides for grants of options and restricted shares. The total number of shares currently reserved for issuance under the Plan is 10,000,000 common shares. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. Share-based expense (a component of salaries and benefits) in the amount of approximately $1,015, $627 and $872 for the years ended December 31, 2010, 2009 and 2008, respectively.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans  – (continued)

The key assumptions used in determining the fair value of options granted in 2010, 2009 and 2008 and a summary of the methodology applied to develop each assumption are as follows:

	2010	2009	2008
Assumptions:
Volatility	29.8 – 46.0%	29.8 – 46.0%	29.8 – 43.9%
Risk-free interest rate	1.62 – 3.30%	2.36 – 3.30%	2.36 – 3.30%
Weighted average expected lives in years	5 – 6.1 years	5 – 6.1 years	5 – 6.1 years
Forfeiture rate	0%	0%	0%
Dividend yield rate	1 – 5.39%	1 – 5.39%	1 – 5.39%

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans  – (continued)

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2010, 2009 and 2008:

	Number of Share Options	Weighted Average Exercise Price	Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2007	716,000	$10.00		9.60 years	$—	$10.00
Granted	1,103,834	$4.60	$1.02	9.72 years		$3.28 – 10.00
Exercised	—
Forfeited	(300,000)	$10.00
Outstanding, December 31, 2008	1,519,834	$10.00		9.44 years	$—	$3.28 – 10.00
Granted	735,333	$5.83	$1.60	9.51 years		$4.45 – 7.27
Exercised	(3,625)	$3.28			$16
Forfeited	(215,000)	$7.97
Outstanding, December 31, 2009	2,036,542	$5.79		8.86 years	$1,548	$3.28 – 10.00
Granted	911,333	$7.57	$2.45	9.60 years		$6.94 – 7.99
Exercised	(15,811)	$3.28			$68
Expired	(688)	$3.28
Forfeited	(10,500)	$3.28
Outstanding, December 31, 2010	2,920,876	$6.41		8.40 years	$5,286	$3.28 – 10.00
Total options exercisable at December 31, 2010	1,077,189	$7.64		7.64 years	$2,559	$3.28 – 10.00

The weighted average grant date fair value was $1.91, $1.66 and $1.77 for all options outstanding at December 31, 2010, 2009 and 2008, respectively. There was approximately $3,337 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of December 31, 2010 which will be recognized during the next 2.42 years. Cash in the amount of $52 was received from employees as a result of employee stock option exercises during the year ended December 31, 2010 (2009 – $12; 2008 – $0). The Company issues new shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary for each subsidiary.

The Company’s expenses for its defined contribution plans were $2,326, $1,795 and $132 for the years ended December 31, 2010, 2009 and 2008, respectively

16. Taxation

Under current Bermuda law, the Company and Maiden Insurance, have received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 28, 2016. At the present time, no such taxes are levied in Bermuda. The Company and Maiden Insurance believe that they operate in a manner such that they will not be considered to be engaged in a trade or business in the United States. Accordingly, the Company and Maiden Insurance have not recorded any provision for U.S. taxation.

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation  – (continued)

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are not under examination but remain subject to examination in the U.S. for tax years 2008-2010.

The Company has subsidiary operations in various other jurisdictions around the world, including but not limited to the U.K., Sweden, Germany, Russia, Austria, and Australia that are subject to relevant taxes in those jurisdictions.

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the state of the paying entity. Currently however, no withholding taxes are accrued with respect to the earnings, as it is the intention that such earnings will remain reinvested indefinitely.

There were no unrecognized tax benefits at December 31, 2010, 2009 and 2008.

Income tax expense for the years ended December 31, 2010, 2009 and 2008 and net deferred tax liabilities for the years ended December 31, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2010	2009	2008
Current tax expense – US	$130	$—	$—
Current tax expense – Others	30	—	—
Total current tax expense	160	—	—
Deferred tax expense – US	1,170	1,344	—
Deferred tax expense – Others	—	—	—
Total deferred tax expense	1,170	1,344	—
Total income tax expense	$1,330	$1,344	$—

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2010, 2009 and 2008 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes:

	For the Year Ended December 31,
	2010	2009	2008
Income before income taxes	$71,192	$62,402	$18,794
Income tax expense	1,330	1,344	—
Net income	$69,862	$61,058	$18,794
Reconciliation of effective tax rate (% of income before taxes)
Bermuda tax rate	0.0%	0.0%	0.0%
U.S. taxes at statutory rates	(18.8)	(12.4)	—
Valuation allowance in respect of U.S. taxes	20.6	14.6	—
Others	0.1	—	—
Actual tax rate	1.9%	2.2%	0.0%

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation  – (continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Net operating losses	$15,690	$4,330
Unearned premiums	4,705	3,764
Discounting of net loss and loss adjustment expense reserves	4,634	1,894
Accruals not currently deductible	1,605	1,592
Amortization of intangibles	2,137	1,435
Others	1,037	866
Deferred tax assets before valuation allowance	29,808	13,881
Valuation allowance	12,949	7,736
Deferred tax assets, net	16,859	6,145
Deferred tax liabilities:
Deferred acquisition costs	5,420	4,107
Indefinite lived intangible	2,870	2,870
Amortization of goodwill	2,515	1,344
Net unrealized gains on investments	9,664	1,463
Market discount on bonds	874	150
Others	728	435
Deferred tax liabilities	22,071	10,369
Net deferred tax liability	$5,212	$4,224

The net deferred liability at December 31, 2010 is $5,212. A valuation allowance has been established against the net U.S. and Sweden deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During the year ended December 31, 2010, $5,213 of the valuation allowance was recorded in the consolidated statements of income and none was recorded as a component of other comprehensive income in shareholders’ equity.

At December 31, 2010, the Company has available U.S. net operating loss carry-forward of approximately $44,778 for income tax purposes which will expire beginning in 2029. At December 31, 2010, the Company has available Sweden net operating loss carry-forward of $70.

17. Statutory Financial Information

Under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”), Maiden Insurance is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Insurance to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Insurance at December 31, 2010 was approximately $667,277 (2009 – $569,115) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $158,699 (2009 – $142,967) at December 31, 2010. Maiden Insurance was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Insurance throughout the period. In addition, Maiden Insurance is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Statutory Financial Information  – (continued)

paid by Maiden Insurance to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). As of December 31, 2010, Maiden Insurance is allowed to pay dividends or distributions not exceeding $84,875 without such notification or approval.

Maiden Insurance is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Requirement (“BSCR”) model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Insurance is currently completing the 2010 BSCR and believes that it meets the target level of required capital as of December 31, 2010.

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

At December 31, 2010 and 2009, Maiden US and Maiden Specialty’s Statutory and GAAP equity and net income were as follows:

	Statutory Capital and Surplus	GAAP Equity	Statutory Net Income (Loss)	GAAP Net Income
December 31, 2010
Maiden US	$262,724	$294,054	$1,268	$9,983
Maiden Specialty	30,693	31,860	1,675	1,045
December 31, 2009
Maiden US	258,556	276,545	(7,826)	5,231
Maiden Specialty	27,541	30,173	1,680	480

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

MAIDEN HOLDINGS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Statutory Financial Information  – (continued)

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen (“Swedish FSA”). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,953 at December 31, 2010. This requirement was met by Maiden LF throughout the period. The statutory assets were approximately $22,415 and statutory capital and surplus was approximately $7,404 as of December 31, 2010. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to the Company. As of December 31, 2010, Maiden LF is allowed to pay dividends or distributions not exceeding the capital surplus of $3,013.

18. Subsequent Events

On March 1, 2011, the Company’s Board of Directors approved a quarterly cash dividend of $0.07 per common share. This dividend is payable April 15, 2011 to shareholders of record on April 1, 2011.

19. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

	2010 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$281,822	$303,194	$328,720	$334,309
Net income	13,569	18,637	18,526	19,130
Net income attributable to Maiden	13,569	18,637	18,526	19,134
Comprehensive income (loss)	37,781	19,167	37,975	(3,470)
Basic earnings per common share attributable to Maiden shareholders	0.19	0.27	0.26	0.27
Diluted earnings per common share attributable to Maiden shareholders	0.19	0.26	0.26	0.27

	2009 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$222,421	$240,488	$254,062	$266,175
Net income	13,100	16,251	14,987	16,720
Net income attributable to Maiden	13,100	16,251	14,987	16,720
Comprehensive (loss) income	(3,386)	62,140	63,201	16,349
Basic earnings per common share attributable to Maiden shareholders	0.19	0.23	0.21	0.25
Diluted earnings per common share attributable to Maiden shareholders	0.19	0.23	0.21	0.24

Schedule I

MAIDEN HOLDINGS, LTD.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

At December 31, 2010	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
	(In Thousands of United States Dollars)
Fixed Maturities:
Bonds:
United States government and government agencies	$1,085,277	$1,104,605	$1,104,605
Non U.S. government bonds	15,494	15,938	15,938
All other corporate	673,756	708,993	708,993
Municipal bonds	45,247	44,897	44,897
Total fixed maturities	1,819,774	1,874,433	1,874,433
Other investments (approximates fair value)	5,751	5,847	5,847
Total investments	$1,825,525	$1,880,280	$1,880,280

*	Original cost of equity securities and, as to fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or accrual of discounts

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED BALANCE SHEETS — PARENT COMPANY
As at December 31, 2010 and 2009
(In thousands of U.S. dollars, except share and per share data)

	2010	2009
Assets:
Cash and cash equivalents	$797	$188
Investments in subsidiaries	935,145	829,022
Balances due from subsidiaries	101,350	97,141
Other assets	463	406
Total assets	$1,037,755	$926,757
Liabilities:
Accounts payable and accrued liabilities	$6,019	$5,154
Balances due to subsidiaries	281,562	245,077
Total liabilities	287,581	250,231
Shareholders’ equity
Common shares ($0.01 par value;73,069,436 and 71,253,625 shares issued in 2010 and 2009, respectively;72,107,100 and 70,291,289 shares outstanding in 2010 and 2009, respectively)	731	713
Additional paid-in capital	577,135	576,086
Accumulated other comprehensive income	54,334	32,747
Retained earnings	121,775	70,781
Treasury shares, at cost (2010 and 2009: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	750,174	676,526
Total liabilities and shareholders’ equity	$1,037,755	$926,757

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED STATEMENTS OF INCOME — PARENT COMPANY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands of U.S. dollars)

	2010	2009	2008
Revenues:
Net investment (loss) income	$(118)	$265	$619
Net realized gains on sales of investments	—	—	—
	(118)	265	619
Expenses:
General and administrative expenses	7,076	4,809	5,172
	7,076	4,809	5,172
Loss before equity in earnings of consolidated subsidiaries	(7,194)	(4,544)	(4,553)
Equity in earnings of consolidated subsidiaries	77,060	65,602	23,347
Net income	$69,866	$61,058	$18,794

Schedule II

MAIDEN HOLDINGS, LTD.

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands of U.S. dollars)

	2010	2009	2008
Cash flows provided by operating activities:
Net income	$69,866	$61,058	$18,794
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(77,060)	(65,602)	(13,347)
Non-cash share compensation expense	1,015	627	872
Depreciation and amortization	—	—	—
Net realized gains on sales of investments	—	—	—
Balance due from subsidiaries	(4,209)	(97,039)	237
Other assets	(57)	(189)	201
Accounts payable and accrued liabilities	387	(881)	494
Balances due to subsidiaries	36,485	134,084	107,193
Net cash provided by operating activities	26,427	32,058	114,444
Cash flows used in investing activities:
Investment in subsidiaries	(7,476)	(20,073)	(126,663)
Net cash used in investing activities	(7,476)	(20,073)	(126,663)
Cash flows used in financing activities:
Dividends paid	(18,394)	(16,167)	(8,933)
Issuance of common shares	52	129	—
Net cash used in financing activities	(18,342)	(16,038)	(8,933)
Net increase (decrease) in cash and cash equivalents	609	(4,053)	(21,152)
Cash and cash equivalents, beginning of year	188	4,241	25,393
Cash and cash equivalents, end of year	$797	$188	$4,241

Schedule III

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	At December 31, 2010			For the Year Ended December 31, 2010
	Deferred Acquisition Costs	Reserve for Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	General and Administrative Expenses	Net Premiums Written
Diversified Reinsurance	$85,252	$971,317	$291,148	$601,254	$—	$394,604	$152,698	$26,123	$554,049
AmTrust Quota Share	92,155	222,812	284,124	445,081	—	280,890	144,655	1,500	468,043
ACAC Quota Share	26,224	32,644	82,284	123,455	—	79,628	39,344	243	205,739
Corporate	—	—	—	—	71,651	—	—	14,314	—
Total	$203,631	$1,226,773	$657,556	$1,169,790	$71,651	$755,122	$336,697	$42,180	$1,227,831

	At December 31, 2009			For the Year Ended December 31, 2009
	Deferred Acquisition Costs	Reserve for Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	General and Administrative Expenses	Net Premiums Written
Diversified Reinsurance	$88,224	$837,291	$322,316	$567,998	$—	$393,760	$126,193	$19,211	$658,016
AmTrust Quota Share	84,759	165,385	261,162	351,921	—	214,853	115,236	2,515	372,358
Corporate	—	—	—	—	62,957	—	—	10,409	—
Total	$172,983	$1,002,676	$583,478	$919,919	$62,957	$608,613	$241,429	$32,135	$1,030,374

	At December 31, 2008			For the Year Ended December 31, 2008
	Deferred Acquisition Costs	Reserve for Loss and Loss Adjustment Expenses	Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and Loss Expenses	Amortization of Deferred Acquisition Costs	General and Administrative Expenses	Net Premiums Written
Diversified Reinsurance	$25,696	$771,990	$203,753	$85,037	$—	$65,927	$9,051	$6,882	$288,723
AmTrust Quota Share	78,774	125,666	240,726	335,045	—	197,755	110,652	1,494	438,672
Corporate	—	—	—	—	37,240	—	—	6,597	—
Total	$104,470	$897,656	$444,479	$420,082	$37,240	$263,682	$119,703	$14,973	$727,395

Schedule IV

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

	(a) Gross	(b) Ceded to Other Companies	(c) Assumed from Other Companies	(d) Net Amount (a) - (b) + (c)	Percentage of Amount to Net (c)/(d)
Year ended December 31, 2010 Premiums – General Insurance	$71,625	$70,224	$1,226,430	$1,227,831	99.9%
Year ended December 31, 2009 Premiums – General Insurance	21,655	18,302	1,027,021	1,030,374	99.7%
Year ended December 31, 2008 Premiums – General Insurance	—	—	727,395	727,395	100.0%

Schedule VI

MAIDEN HOLDINGS, LTD.

SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Losses and Loss Expenses		Paid Losses and Loss Expenses
	Current Year	Prior Year
Year ended December 31, 2010	$787,967	$(32,845)	$631,334
Year ended December 31, 2009	620,046	(11,433)	512,281
Year ended December 31, 2008	265,490	(1,808)	159,867