Form 10-Q
period 2011-03-31
Maiden Holdings, Ltd.
filed 2011-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 6, 2011, the Registrant had one class of Common Stock ($.01 par value), of which 72,107,197 shares were outstanding.

INDEX

		Page
PART I - Financial Information
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the three months ended March 31, 2011 and 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	50

PART II - Other Information
Item 5.	Other Information - Submission of Matters to a Vote of Security Holders	51

Item 6.	Exhibits	52

	Signatures	53

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available for sale, at fair value (Amortized cost 2011:$1,803,375; 2010: $1,819,775)	$1,861,299	$1,874,433
Other investments, at fair value (Cost 2011: $5,993; 2010: $5,751)	6,322	5,847
Total investments	1,867,621	1,880,280
Cash and cash equivalents	97,340	96,151
Restricted cash and cash equivalents	52,764	89,756
Accrued investment income	12,645	14,091
Reinsurance balances receivable, net (includes $121,812 and $95,227 from related parties in 2011 and 2010, respectively)	315,349	226,333
Funds withheld	164,533	152,713
Prepaid reinsurance premiums (includes $3,282 and $1,211 from related parties in 2011 and 2010, respectively)	31,488	28,992
Reinsurance recoverable on unpaid losses (includes $1,931 and $383 from related parties in 2011 and 2010, respectively)	11,435	6,656
Loan to related party	167,975	167,975
Deferred acquisition costs (includes $123,404 and $118,015 from related parties in 2011 and 2010, respectively)	234,253	203,631
Goodwill and intangible assets, net	102,543	103,905
Other assets	14,168	12,079
Total assets	$3,072,114	$2,982,562
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $284,554 and $263,916 from related parties in 2011 and 2010, respectively)	$1,254,850	$1,226,773
Unearned premiums (includes $384,808 and $366,412 from related parties in 2011 and 2010, respectively)	764,264	657,556
Accrued expenses and other liabilities	67,815	56,368
Securities sold under agreements to repurchase, at contract value	—	76,225
Junior subordinated debt	215,209	215,191
Total liabilities	2,303,138	2,232,113
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 73,069,530 and 73,069,436 shares issued in 2011 and 2010, respectively; 72,107,194 and 72,107,100 shares outstanding in 2011 and 2010, respectively)	731	731
Additional paid-in capital	577,478	577,135
Accumulated other comprehensive income	59,204	54,334
Retained earnings	136,070	121,775
Treasury shares, at cost (2011 and 2010: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	769,682	750,174
Noncontrolling interest in subsidiary	294	275
Total equity	769,976	750,449
Total liabilities and equity	$3,072,114	$2,982,562

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

For the three months ended	March 31, 2011	March 31, 2010
Revenues:
Gross premiums written	$470,777	$327,382
Net premiums written	$449,500	$311,291
Change in unearned premiums	(102,965)	(47,362)
Net earned premium	346,535	263,929
Other insurance revenue	4,655	—
Net investment income	19,141	17,581
Net realized and unrealized investment gains	47	312
Total revenues	370,378	281,822
Expenses:
Loss and loss adjustment expenses	221,182	170,285
Commission and other acquisition expenses	107,072	77,396
General and administrative expenses	12,293	8,552
Subordinated debt interest expense	9,118	9,115
Amortization of intangible assets	1,258	1,452
Foreign exchange (gains) losses	(1,062)	1,153
Total expenses	349,861	267,953
Income before income taxes	20,517	13,869
Income taxes:
Current tax expense	885	—
Deferred tax expense	287	300
Income tax expense	1,172	300
Net income	19,345	13,569
Less: Income attributable to noncontrolling interest	(3)	—
Net income attributable to Maiden	$19,342	$13,569

Basic earnings per share attributable to Maiden shareholders	$0.27	$0.19
Diluted earnings per share attributable to Maiden shareholders	$0.27	$0.19
Dividends declared per common share	$0.07	$0.065

  See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands of U.S. dollars)
(Unaudited)

			Maiden Shareholders’ Equity
For the three months ended March 31, 2011	Total equity	Maiden comprehensive income	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$750,449		$121,775	$(3,801)	$54,334	$731	$577,135	$275
Exercise of options and issuance of shares	4						4	—
Comprehensive income:
Net income	19,345	$19,342	19,342					3
Other comprehensive income:
Unrealized holdings net gains arising during the period		3,546						—
Adjustment for reclassification of net realized gains recognized in net income		(47)						—
Change in net unrealized gains on investments	3,499	3,499			3,499			—
Foreign currency translation adjustment	1,387	1,371			1,371			16
Other comprehensive income	4,886	4,870						16
Comprehensive income	24,231	$24,212						19
Share based compensation	339						339	—
Dividends on common shares	(5,047)		(5,047)					—
Ending balance	$769,976		$136,070	$(3,801)	$59,204	$731	$577,478	$294

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(in thousands of U.S. dollars)
(Unaudited)

			Maiden Shareholders’ Equity
For the three months ended March 31, 2010	Total equity	Maiden comprehensive income	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$676,526		$70,781	$(3,801)	$32,747	$713	$576,086	$—
Exercise of options and issuance of shares	2						2	—
Comprehensive income:
Net income	13,569	$13,569	13,569					—
Other comprehensive income:
Unrealized holdings net gains arising during the period		24,524						—
Adjustment for reclassification of net realized gains recognized in net income		(312)						—
Change in net unrealized gains on investments	24,212	24,212			24,212			—
Comprehensive income	37,781	$37,781						—
Share based compensation	210						210	—
Dividends on common shares	(4,569)		(4,569)					—
Ending balance	$709,950		$79,781	$(3,801)	$56,959	$713	$576,298	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

For the three months ended March 31,	2011	2010
Cash flows from operating activities:
Net income	$19,345	$13,569
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization of intangibles	1,680	1,749
Net realized and unrealized (gain) loss on investments	(47)	(312)
Foreign exchange (gains) losses	(1,062)	1,153
Amortization of share-based compensation expense, bond premium and discount junior subordinated debt discount, net	437	(1,334)
Changes in assets - (increase) decrease:
Reinsurance balances receivable, net	(88,539)	(87,416)
Funds withheld	(4,233)
Prepaid reinsurance premiums	(2,083)	2,484
Accrued investment income	1,446	(1,177)
Deferred commission and other acquisition costs	(30,162)	(5,271)
Other assets	(2,283)	(270)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	17,978	38,252
Unearned premiums	105,122	46,462
Accrued expenses and other liabilities	(3,932)	(10,717)
Net cash provided by (used in) operating activities	13,667	(2,828)
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(156,737)	(205,443)
Purchases of other investments	(241)	—
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	13,686	37,737
Proceeds from maturities and calls of fixed-maturity securities	175,023	123,558
Proceeds from redemption of other investments	—	3
Decrease in restricted cash and cash equivalents	36,992	27,305
Purchase of capital assets	(717)	(673)
Net cash provided by (used in) investing activities	68,006	(17,513)
Cash flows from financing activities:
Repurchase agreements, net	(76,225)	(19,077)
Common share issuance	4	2
Dividend paid	(5,047)	(4,569)
Net cash used in financing activities	(81,268)	(23,644)
Effect of exchange rate changes on foreign currency cash	784	(668)
Net increase (decrease) in cash and cash equivalents	1,189	(44,653)
Cash and cash equivalents, beginning of period	96,151	107,396
Cash and cash equivalents, end of period	$97,340	$62,743

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

1. Basis of Presentation – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries (the “Company”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company’s audited consolidated financial statements, and related notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made for 2010 to conform to the 2011 presentation and have no impact on net income previously reported.

2. Recent Accounting Pronouncements

Adoption of Accounting Standards Updates

Intangibles — Goodwill and Other

In December 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance that modifies the goodwill impairment test.   Under the updated guidance, goodwill is tested for impairment using a two-step process.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any.   The second step is to determine the implied fair value of the reporting unit’s goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare the implied fair value with the carrying amount of the goodwill.   If the carrying amount exceeds the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized in an amount equal to that excess.

The updated guidance requires that, if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists.  In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment test of goodwill (e.g., a significant adverse change in business climate or an anticipated sale of a reporting unit).  The provisions of the guidance were effective for annual and interim periods beginning after December 15, 2010.  The adoption of this guidance in January 2011 did not have any effect on the Company’s results of operations, financial position or liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

2. Recent Accounting Pronouncements (continued)

Accounting Standards Not Yet Adopted

 Deferred Acquisition Costs

In October 2010, the FASB issued updated guidance to address the diversity in practice for the accounting for costs associated with acquiring or renewing insurance contracts. This guidance modifies the definition of acquisition costs to specify that a cost must be directly related to the successful acquisition of a new or renewal insurance contract in order to be deferred. If application of this guidance would result in the capitalization of acquisition costs that had not previously been capitalized by a reporting entity, the entity may elect not to capitalize those costs. The updated guidance is effective on either a retrospective or prospective basis for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted as of the beginning of a company’s annual period. We are currently evaluating the impact of the adoption of this new guidance on our consolidated results of operations and financial condition.

Repo Accounting

On April 29, 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments simplify the accounting by eliminating the requirement that the transferor demonstrate it has adequate collateral to fund substantially all the cost of purchasing replacement assets. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met; (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) repurchase or redemption date before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer.  As a result, more arrangements could be accounted for as secured borrowings rather than sales.  The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited. We are currently evaluating the impact of the adoption of this new guidance on our consolidated results of operations and financial condition.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

3.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of March 31, 2011 and December 31, 2010 are as follows:

As of March 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$92,040	$891	$(1,963)	$90,968
U.S. agency bonds – mortgage backed	958,552	20,464	(6,290)	972,726
U.S. agency bonds – other	18,711	1,406	—	20,117
Non-U.S. government bonds	15,479	1,049	—	16,528
Corporate bonds	656,101	49,091	(6,426)	698,766
Municipal bonds	62,492	539	(837)	62,194
Total available for sale fixed maturities	1,803,375	73,440	(15,516)	1,861,299
Other investments	5,993	329	—	6,322
Total investments	$1,809,368	$73,769	$(15,516)	$1,867,621

As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities:
U.S. treasury bonds	$92,043	$1,108	$(1,422)	$91,729
U.S. agency bonds – mortgage backed	951,465	22,351	(4,348)	969,468
U.S. agency bonds – other	41,770	1,638	—	43,408
Non-U.S. government bonds	15,494	444	—	15,938
Corporate bonds	673,756	46,647	(11,410)	708,993
Municipal bonds	45,247	441	(791)	44,897
Total available for sale fixed maturities	1,819,775	72,629	(17,971)	1,874,433
Other investments	5,751	96	—	5,847
Total investments	$1,825,526	$72,725	$(17,971)	$1,880,280

The contractual maturities of our fixed maturities as of March 31, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

As of March 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$41,151	$41,665	2.2%
Due after one year through five years	163,951	170,800	9.2%
Due after five years through ten years	548,738	579,951	31.2%
Due after ten years	90,983	96,156	5.2%
	844,823	888,572	47.8%
U.S. agency bonds – mortgage backed	958,552	972,727	52.2%
Total	$1,803,375	$1,861,299	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

3. Investments (continued)

The following tables summarize our available-for-sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As of March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$46,655	$(1,963)	$—	$—	$46,655	$(1,963)
U.S. agency bonds – mortgage backed	294,289	(6,290)	—	—	294,289	(6,290)
Corporate bonds	50,016	(1,255)	172,202	(5,171)	222,218	(6,426)
Municipal bonds	20,731	(837)	—	—	20,731	(837)
Total temporarily impaired available-for-sale securities	$411,691	$(10,345)	$172,202	$(5,171)	$583,893	$(15,516)

As of March 31, 2011, there were approximately 29 securities in an unrealized loss position with a fair value of $583,893 and unrealized losses of $15,516. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $172,202 and unrealized losses of $5,171.

	Less than 12 Months		12 Months or More		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$47,165	$(1,422)	$—	$—	$47,165	$(1,422)
U.S. agency bonds – mortgage backed	315,370	(4,348)	—	—	315,370	(4,348)
Corporate bonds	86,976	(1,555)	166,062	(9,855)	253,038	(11,410)
Municipal bonds	27,315	(791)	—	—	27,315	(791)
Total temporarily impaired available-for-sale securities	$476,826	$(8,116)	$166,062	$(9,855)	$642,888	$(17,971)

As of December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642,888 and unrealized losses of $17,971. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166,062 and unrealized losses of $9,855.

  Other-Than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2011, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three months ended March 31, 2011 and 2010, the Company recognized no other than temporary impairment. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at March 31, 2011 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

3. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	March 31, 2011		December 31, 2010
Hedge fund	$4,935	78.1%	$4,846	82.9%
Investments in limited partnerships	1,387	21.9%	1,001	17.1%
Total other investments	$6,322	100.0%	$5,847	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $4,613 as of March 31, 2011.

 (c) Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized and unrealized gains and losses for the three months ended March 31, 2011 and 2010:

For the three months ended March 31, 2011	Gross Gains	Gross losses	Net
Available-for-sale securities	$63	$(16)	$47
Other investments	—	—	—
Net realized and unrealized gains	$63	$(16)	$47

For the three months ended March 31, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$312	$—	$312
Other investments	—	—	—
Net realized and unrealized gains	$312	$—	$312

 Proceeds from sales of fixed maturities classified as available-for-sale were $13,686 and $37,737 for the three months ended March 31, 2011 and 2010, respectively.

Net unrealized gain (loss) on available-for-sale securities and other investments was as follows:

	March 31, 2011	March 31, 2010
Fixed maturities	$57,924	$57,039
Other investments	329	(80)
Net unrealized gains	$58,253	$56,959
Change in unrealized gain	$3,499	$24,212

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

3. Investments (continued)

(d) Restricted Cash and Investments

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

	March 31, 2011	December 31, 2010
Restricted cash – third party agreements	$39,935	$59,615
Restricted cash – related party agreements	12,455	29,743
Restricted cash – U.S. state regulatory authorities	374	398
Total restricted cash	52,764	89,756
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2011 – $1,064,733; 2010 – $1,024,895)	1,081,291	1,053,982
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2011 – $373,430; 2010 – $339,810)	397,531	361,424
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2011 – $13,195; 2010 – $13,198)	13,591	13,690
Total restricted investments	1,492,413	1,429,096
Total restricted cash and investments	$1,545,177	$1,518,852

(e) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. During the period, the Company repaid the entire balance outstanding of $76,225. Interest expense associated with these repurchase agreements was $756 and $57 for the three months ended March 31, 2011 and 2010, respectively, out of which $0 was accrued as of March 31, 2011 (December 31, 2010 - $702).

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

4. Fair Value of Financial Instruments (continued)

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2011.

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

Non-U.S. government bonds:   Comprised of Non-U.S. government bonds issued primarily by Germany, Belgium and Netherlands. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price Non-U.S. government bonds are observable market inputs, the fair values of Non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Corporate Bonds:   Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher provided that, in aggregate, corporate bonds with ratings of BBB-/Baa3 do not constitute more than 5% of the market value of our fixed income securities and are diversified across a wide range of issuers and industries. These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate (“LIBOR”) yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

4. Fair Value of Financial Instruments (continued)

 (a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$90,968	$—	$—	$90,968
U.S. agency bonds – mortgage backed	—	972,726	—	972,726
U.S. agency bonds – other	—	20,117	—	20,117
Non U.S. government bonds	—	16,528	—	16,528
Corporate bonds	—	698,766	—	698,766
Municipal bonds	—	62,194	—	62,194
Other investments	—	—	6,322	6,322
Total	$90,968	$1,770,331	$6,322	$1,867,621
As a percentage of total assets	3.0%	57.6%	0.2%	60.8%
Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—
As a percentage of total liabilities	—	—	—	—

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$91,729	$—	$—	$91,729
U.S. agency bonds – mortgage backed	—	969,468	—	969,468
U.S. agency bonds – other	—	43,408	—	43,408
Non U.S. government bonds	—	15,938	—	15,938
Corporate bonds	—	708,993	—	708,993
Municipal bonds	—	44,897	—	44,897
Other investments	—	—	5,847	5,847
Total	$91,729	$1,782,704	$5,847	$1,880,280
As a percentage of total assets	3.1%	59.7%	0.2%	63.0%
Liabilities
Securities sold under agreements to repurchase	$—	$76,225	$—	$76,225
As a percentage of total liabilities	—	3.4%	—	3.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

4. Fair Value of Financial Instruments (continued)

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2011 and 2010:

Other Investments:	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Balance at beginning of period	$5,847	$5,549
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income (loss)	234	—
Change in net unrealized losses – included in other comprehensive income (loss)	—	55
Purchases	241	—
Sales and redemptions	—	(3)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,322	$5,601
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

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

The following table shows an analysis of goodwill and intangible assets as of March 31, 2011 and December 31, 2010:

As of March 31, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,325	$—	$58,325	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(14,909)	36,491	15 years double declining
Net balance	$117, 452	$(14,909)	$102,543

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

5. Goodwill and Intangible Assets (continued)

As of December 31, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,429	$—	$58,429	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(13,651)	37,749	15 years double declining
Net balance	$117,556	$(13,651)	$103,905

The goodwill and intangible assets were recognized as a result of the IIS Acquisition and GMAC Acquisition and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three months ended March 31, 2011 and 2010. The estimated amortization expense for the next five years is:

March 31, 2011
2011	$3,775
2012	4,362
2013	3,781
2014	3,276
2015	2,840

6. Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden Holdings North America, Ltd. (“Maiden NA”), and 45 common shares, $0.01 par value, of the Company for a purchase price of $1,000.45 per Unit (the “TRUPS Offering”).  In the aggregate, we also issued 11,700,000 common shares to the purchasers in the TRUPS Offering. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses.

Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s founding shareholders, purchased an aggregate of 159,000 of the Units, or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

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

  As a consequence of the issuance of a majority of the Units to a related party under ASC Topic 810 “Consolidation”, the Trust is a variable interest entity and the Company is deemed not to be the primary beneficiary of the Trust, therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Debenture and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

6. Junior Subordinated Debt (continued)

As of March 31, 2011, the stated value of the Trust Preferred Securities was $215,209 which comprises the principal amount of $260,000 and unamortized discount of $44,791. Amortization expense for the three months ended March 31, 2011 and 2010 was $18 and $15, respectively.

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Net income available to Maiden common shareholders	$19,342	$13,569
Weighted average number of common shares outstanding – basic	72,107,194	70,291,312
Potentially dilutive securities:
Warrants	—	—
Share options	666,720	485,482
Weighted average number of common shares outstanding – diluted	72,773,914	70,776,794
Basic earnings per common share:	$0.27	$0.19
Diluted earnings per common share:	$0.27	$0.19

As of March 31, 2011, no warrants (March 31, 2010 – 4,050,000) and 2,249,670 share options (March 31, 2010 – 1,584,964) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

 8. Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 “Compensation - Stock Compensation” fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $339 and $210 for the three months ended March 31, 2011 and 2010, respectively.

The key assumptions used in determining the fair value of options granted in the three months ended March 31, 2011 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions:	March 31, 2011
Volatility	29.8-46.0%
Risk-free interest rate	1.62-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The following tables show all options granted, exercised, expired and exchanged under the Plan for the three months ended March 31, 2011 and 2010:

For the three months ended March 31, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2010	2,940,876	$6.41	8.40 years
Granted	7,500	7.69	9.95 years
Exercised	(998)	3.28	—
Cancelled	(41,313)	7.21	—
Outstanding, March 31, 2011	2,906,065	$6.41	8.13 years

For the three months ended March 31, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	2,036,542	$5.79	8.86 years
Granted	300,000	7.25	9.93 years
Exercised	(468)	3.28	—
Cancelled	(250)	3.28	—
Outstanding, March 31, 2010	2,335,824	$5.98	8.78 years

The weighted average grant date fair value was $1.92 and $1.76 for all options outstanding at March 31, 2011 and 2010, respectively. There was approximately $3,002 and $2,647 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of March 31, 2011 and 2010, respectively.

9. Dividends Declared

On March 1, 2011, the Company’s Board of Directors approved a quarterly cash dividend of $0.07 per common share. This dividend was paid on April 15, 2011 to shareholders of record on April 1, 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

10. Related Party Transactions

The Founding Shareholders of Maiden Holdings Ltd., Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President, Chief Executive Officer and Director of AmTrust Financial Services, Inc. (“AmTrust”). In January 2009, Barry Karfunkel was hired as a managing director of capital investments of Maiden Re Insurance Services, LLC. Barry Karfunkel is the son of Michael Karfunkel and the brother-in-law of Barry D. Zyskind. Barry Karfunkel’s employment ended in March 2010.

The following describes transactions between the Company and AmTrust.

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”) and Maiden Insurance Company Ltd. (“Maiden Bermuda”), a wholly-owned subsidiary of the Company, to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement had an initial term of three years, which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Bermuda notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On June 11, 2008, the Company and AmTrust amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (“UBI”). Under the amendment, AmTrust’s subsidiaries cede, upon collection, to Maiden Bermuda 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI’s in-force book of business. Additionally, AmTrust cedes to Maiden Bermuda 40% of net premium written, effective as of June 1, 2008. Maiden Bermuda will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Quota Share Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

 On February 9, 2009, AII and Maiden Bermuda amended the Reinsurance Agreement to clarify that (i) AII would offer Maiden Bermuda the opportunity to reinsure Excess Retention Business, which is defined as a policy issued by an AmTrust insurance subsidiary with respect to which the insurance subsidiary’s retention is greater than $5,000 and (ii) the deduction for the cost of inuring reinsurance from Affiliate Subject Premium (as defined in the Reinsurance Agreement) retroceded to Maiden Bermuda is net of ceding commission.

The Company recorded approximately $35,806 and $34,765 of ceding commission expense for the three months ended March 31, 2011 and 2010, respectively, as a result of this transaction.

Other Reinsurance Agreements

Effective January 1, 2008, Maiden Bermuda and AmTrust entered into an agreement to reinsure a 45% participation in the $9,000 in excess of $1,000 layer of AmTrust’s workers’ compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1,000 up to $10,000, subject to an annual aggregate deductible of $1,250. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

10. Related Party Transactions (continued)

This coverage expired on January 1, 2010; as a result, under the Master Agreement, Maiden Bermuda therefore now reinsures 40% of the subject workers’ compensation business up to $10,000, subject to certain additional inuring reinsurance protection AmTrust has purchased.

As of January 1, 2008, Maiden Bermuda had a 50% participation in a $4,000 in excess of $1,000 specialty transportation program written by AmTrust. Starting January 1, 2009, we had a 30% participation in a $4,000 in excess of $1,000 specialty transportation program written by AmTrust. This program provides primarily commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 50% and 70% participation for 2008 and 2009 policies, respectively. The agreement was not renewed as of January 1, 2010.

 Effective September 1, 2010, the Company through its wholly-owned subsidiary, Maiden Specialty Insurance Company (“Maiden Specialty”), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc., a subsidiary of AmTrust (“Technology”). Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program (“OPL”) and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program (“NAXS”). Maiden Specialty’s involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. Maiden Specialty recorded approximately $502 and $147 of premiums earned ceded and ceding commission, respectively, for the three months ended March 31, 2011.

Effective September 1, 2010, the Company, through its subsidiary, Maiden Reinsurance Company (“Maiden US”), entered into a reinsurance agreement with Security National Insurance Company (“SNIC”), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year. Under this agreement, Maiden US recorded approximately $7 and $0.1 of premiums earned and commission expense, respectively, for the three months ended March 31, 2011.

Collateral provided to AmTrust

In order to provide AmTrust’s U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust’s insurance subsidiaries, has established trust accounts (“Trust Accounts”) for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII’s obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. In addition, if collateral is required to be provided to any AmTrust subsidiary under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless an AmTrust subsidiary is domiciled in the United States.

 Maiden Bermuda satisfied its collateral requirements under the Quota Share Agreement with AII as follows:

•
by lending funds in the amount of $167,975 as of March 31, 2011 and December 31, 2010 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda’s assets held in the Trust Account exceeds Maiden Bermuda’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda’s assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided). The amount of accrued interest relating to the loan was $486 and $496 as of March 31, 2011 and December 31, 2010, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

10. Related Party Transactions (continued)

•
by entering into a Reinsurer Trust Assets Collateral agreement. The amount of the collateral, as of March 31, 2011 was approximately $366,475 (December 31, 2010 – $358,621) and the accrued interest was $3,742 (December 31, 2010 – $3,684).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. (“AIIB”), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AIIB’s brokerage services. AIIB is not the Company’s exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,431 and $1,383 of reinsurance brokerage expense for the three months ended March 31, 2011 and 2010, respectively and deferred reinsurance brokerage of $3,705 and $3,552 as of March 31, 2011 and December 31, 2010, respectively, as a result of this agreement.

The Company paid brokerage fees to AmTrust North America of $37 and $20 for the three months ended March 31, 2011 and 2010, respectively, for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services quarterly fee has been reduced to 0.05% if the average value of the account is less than or equal to $1billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The Company recorded approximately $793 and $656 of investment management fees for the three months ended March 31, 2011 and 2010, respectively, as a result of this agreement.

The following describes transactions between the Company and ACAC:

ACAC Quota Share Reinsurance Agreement

On March 1, 2010, Maiden Bermuda entered into a three year 25% quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”). ACAC is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel (“Karfunkel”), individually, and AmTrust.  ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (“Motors”) (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the chairman of the board of directors of ACAC.

The Company, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, American Capital Partners Re, Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Trust, and AmTrust, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda’s participation in the ACAC Quota Share may be terminated by ACAC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. Maiden Bermuda may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda’s consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

10. Related Party Transactions (continued)

Maiden Bermuda’s recorded approximately $17,637 and $679 of ceding commission expense for the three months ended March 31, 2011 and March 31, 2010, respectively, as a result of this transaction.

Other

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company (“New South”). New South is a wholly owned subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. Maiden Specialty recorded approximately $0.5 and $0.2 of ceded premium and ceding commissions, respectively, for the three months ended March 31, 2011 (March 31, 2010 - $93 and $6, respectively).

 11. Segments

The Company currently operates three business segments: Diversified Reinsurance, AmTrust Quota Share and ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commissions and acquisition cost, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

11. Segments (continued)

The following tables summarize the underwriting results of our operating segments:

For the three months ended March 31, 2011	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$258,818	$126,714	$63,968	$449,500
Net premiums earned	174,234	114,474	57,827	346,535
Other insurance revenue	4,655	—	—	4,655
Net losses and loss expenses	(110,345)	(73,539)	(37,298)	(221,182)
Commissions and other acquisition costs	(51,420)	(37,237)	(18,415)	(107,072)
General and administrative expenses	(8,028)	(668)	(543)	(9,239)
Underwriting income	$9,096	$3,030	$1,571	$13,697

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				19,188
Amortization of intangible assets				(1,258)
Foreign exchange gains				1,062
Subordinated debt interest expense				(9,118)
Other general and administrative expenses				(3,054)
Income tax expense				(1,172)
Income attributable to noncontrolling interest				(3)
Net Income attributable to Maiden				$19,342

Net loss and loss expense ratio*	61.7%	64.2%	64.5%	63.0%
Acquisition cost ratio**	28.7%	32.5%	31.8%	30.5%
General and administrative expense ratio***	4.5%	0.7%	1.0%	3.5%
Combined ratio****	94.9%	97.4%	97.3%	97.0%

For the three months ended March 31, 2010	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
Net premiums written	$167,914	$121,556	$21,821	$311,291
Net premiums earned	151,180	110,659	2,090	263,929
Net losses and loss expenses	(99,417)	(69,562)	(1,306)	(170,285)
Commissions and other acquisition costs	(40,514)	(36,148)	(734)	(77,396)
General and administrative expenses	(5,872)	(474)	—	(6,346)
Underwriting income	$5,377	$4,475	$50	$9,902

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				17,893
Amortization of intangible assets				(1,452)
Foreign exchange losses				(1,153)
Subordinated debt interest expense				(9,115)
Other general and administrative expenses				(2,206)
Income tax expense				(300)
Net Income attributable to Maiden				$13,569

Net loss and loss expense ratio*	65.7%	62.9%	62.5%	64.5%
Acquisition cost ratio**	26.8%	32.7%	35.1%	29.3%
General and administrative expense ratio***	3.9%	0.4%	—	3.2%
Combined ratio****	96.4%	96.0%	97.6%	97.1%

*	Calculated by dividing net losses and loss expenses by net earned premium and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by net earned premium and other insurance revenue.

***	Calculated by dividing general and administrative expenses by net earned premium and other insurance revenue.

****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

11. Segments (continued)

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As of March 31, 2011
Reinsurance balances receivable, net	$193,559	$45,315	$76,475	$315,349
Funds withheld	164,533	—	—	164,533
Prepaid reinsurance premiums	31,488	—	—	31,488
Reinsurance recoverable on unpaid losses	11,435	—	—	11,435
Deferred acquisition costs	109,886	96,228	28,139	234,253
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	102,543	—	—	102,543
Restricted investments and cash	1,143,806	366,475	34,896	1,545,177
Corporate and other assets	953	—	—	499,361
Total Assets	$1,758,203	$675,993	$139,510	$3,072,114

	Diversified Reinsurance	AmTrust Quota Share	ACAC Quota Share	Total
As of December 31, 2010
Reinsurance balances receivable, net	$131,109	$25,566	$69,658	$226,333
Funds withheld	152,713	—	—	152,713
Prepaid reinsurance premiums	28,992	—	—	28,992
Reinsurance recoverable on unpaid losses	6,656	—	—	6,656
Deferred acquisition costs	85,252	92,155	26,224	203,631
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	103,905	—	—	103,905
Restricted investments and cash	1,136,252	358,621	23,979	1,518,852
Corporate and other assets	88	—	—	573,505
Total Assets	$1,644,967	$644,317	$119,861	$2,982,562

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three months ended March 31, 2011 and 2010:

For the three months ended	March 31, 2011		March 31, 2010
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$72,263	16.1%	$58,053	18.6%
Casualty	131,018	29.1%	92,161	29.6%
Accident and Health	17,707	3.9%	17,700	5.7%
International	37,830	8.5%	—	—
Total Diversified Reinsurance	258,818	57.6%	167,914	53.9%
AmTrust Quota Share
Small Commercial Business	61,670	13.7%	58,934	18.9%
Specialty Program	8,471	1.9%	10,074	3.3%
Specialty Risk and Extended Warranty	56,573	12.6%	52,548	16.9%
Total AmTrust Quota Share	126,714	28.2%	121,556	39.1%
ACAC Quota Share
Automobile Liability	36,747	8.2%	12,439	4.0%
Automobile Physical Damage	27,221	6.0%	9,382	3.0%
Total ACAC Quota share	63,968	14.2%	21,821	7.0%
	$449,500	100.0%	$311,291	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
 (Unaudited)

11. Segments (continued)

For the three months ended	March 31, 2011		March 31, 2010
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$45,452	13.1%	$41,788	15.8%
Casualty	85,705	24.7%	88,246	33.5%
Accident and Health	11,651	3.4%	21,146	8.0%
International	31,426	9.1%	—	—
Total Diversified Reinsurance	174,234	50.3%	151,180	57.3%
AmTrust Quota Share
Small Commercial Business	49,202	14.2%	51,954	19.7%
Specialty Program	16,405	4.7%	14,774	5.6%
Specialty Risk and Extended Warranty	48,867	14.1%	43,931	16.6%
Total AmTrust Quota Share	114,474	33.0%	110,659	41.9%
ACAC Quota Share
Automobile Liability	33,053	9.5%	1,170	0.5%
Automobile Physical Damage	24,774	7.2%	920	0.3%
Total ACAC Quota Share	57,827	16.7%	2,090	0.8%
	$346,535	100.0%	$263,929	100.0%

12. Subsequent Events

On May 4, 2011, the Company’s Board of Directors authorized a quarterly dividend of $0.07 per common share, payable on July 15, 2011 to shareholders of record on July 1, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”). References in this Form 10-Q to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Maiden Holdings” means Maiden Holdings, Ltd. only.

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements.  These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves.  Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.  Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2011.  The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Introduction

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe risk profile intact. These transactions have increased our revenue to an amount in excess of $1 billion while strongly positioning our capital to extend its business platform both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with AmTrust Financial Services, Inc. (“AmTrust”) in 2007 (the “AmTrust Quota Share”);

•	Acquiring the reinsurance operations of GMAC Insurance in 2008 (the “GMAC Acquisition”);

•	Completing a private placement of trust preferred securities of approximately $260.1 million in 2009 (the “TRUPS Offering”);

•	Entering into a quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) in 2010 (the “ACAC Quota Share”); and

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. (“IIS”) in 2010 (the “IIS Acquisition”).

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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Bermuda Company Ltd. (“Maiden Bermuda”) and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. Maiden Bermuda does not underwrite any primary insurance business.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share and beginning in 2010, the ACAC Quota Share. As of March 31, 2011, we had approximately $3.1 billion in total assets, $769.7 million of total shareholders’ equity and $984.9 million in total capital, which includes shareholders’ equity and junior subordinated debt.

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the period covered by this discussion, the reinsurance market has been characterized by significant competition in most lines of business.

 While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2010 and the first quarter of 2011 experienced an increased level of significant natural and man-made catastrophes, negatively impacting overall industry performance. These events include major earthquakes in Chile in 2010, New Zealand in 2010 and 2011, the Japanese earthquake and tsunami in 2011 and the Deepwater Horizon explosion and oil spill in the Gulf of Mexico in 2010. Consistent with our business model, the Company experienced no losses from the 2010 catastrophe events and we anticipate minimal, if any, losses from the 2011 events.

In addition, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities, the yields on which continue to perform at historically low levels. Continued existence of these conditions will increasingly adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions are not supportive of additional pricing measures which would stabilize underwriting trends.

Nonetheless, capital positions across the insurance and reinsurance industry appear to remain sufficiently strong at present.  As a result, despite the financial impact of the significant catastrophes along with the unfavorable pricing and investment environment, broad industry competitive conditions appear unlikely to significantly change in the immediately foreseeable future, although the ultimate impact remains unclear and is currently more uncertain in light of reinsurance industry performance in the first quarter of 2011. As market conditions continue to develop, we continue to maintain our adherence to underwriting standards by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such events continue, they could have a significant positive effect on competition and pricing.  We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

 Recent Developments

 GMAC International Insurance Services, Ltd. Reinsurance Acquisition (“IIS Acquisition”)

On November 30, 2010, we acquired the majority of the reinsurance-related infrastructure, assets and liabilities of IIS. IIS is based in the United Kingdom and also included the following primary components, the sum of which is referred to as the “IIS Acquisition”:

•
A renewal rights agreement under which Maiden Bermuda underwrites certain assumed reinsurance business written by GMAC International Insurance Company, Ltd. (“GMAC IICL”), which covers primarily personal auto and credit life coverages offered by primary insurers in association with programs IIS designs and implements for original equipment automobile manufacturers;

•
A reinsurance agreement (the “IICL Agreement”) under which Maiden Bermuda reinsures all of the existing contracts written by GMAC IICL pursuant to a loss portfolio transfer; under the purchase agreement, all future contracts will be underwritten by Maiden Bermuda;

•
Acquisition of GMAC VersichsrungService (“GMAC VS”), an insurance producer based in Germany which supports sales of primary personal auto insurance through participating automobile dealerships and original equipment automobile manufacturers; and

•
Acquisition of GMAC Life Försäkrings (“GMAC LF”), a credit life insurer domiciled in Sweden which writes certain credit life insurance in association through automobile financings offered through participating automobile dealerships and original equipment automobile manufacturers which has been renamed Maiden Life Försäkrings AB (“Maiden LF”).

 According to the loss portfolio transfer provisions of the IICL Agreement, the Company assumed the loss reserves of $98.8 million associated with the GMAC IICL business as of November 30, 2010. The Company also assumed unearned premium, net of acquisition costs, of approximately $19.2 million.

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL. Actual assets in support of the liabilities assumed under the IICL Agreement will be transferred to the Company when the subject individual agreements are novated to Maiden Bermuda.  Please refer to the section entitled “IIS Acquisition – Funds Withheld” in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for further information.

As a result of assumption of these liabilities, at November 30, 2010 the underlying assets in support of these collateral arrangements totaled $141.8 million. The Company now assumes one hundred percent (100%) of all premiums and losses for which GMAC IICL is otherwise entitled to or liable in respect of the reinsurance contracts.

We will pay a fee to GMAC IICL for the right to renew the expiring contracts, subject to certain minimum payments at close, over a three-year period commencing November 30, 2010.

The aggregate purchase price of GMAC VS and GMAC LF at November 30, 2010 was $22.3 million, which was the tangible book value of each entity. All balances of the IIS Acquisition were settled on an estimated basis and pursuant to the terms of the underlying agreements, will be subject to adjustment to the final actual balances as of November 30, 2010 in the first half of 2011.

The Company expects the transaction to be accretive to 2011 earnings.

ACAC Transaction

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share reinsurance agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008, 2009 and 2010. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC. In addition to reinsurance support, we will provide support services focused on helping ACAC to continue its profitable expansion.  As noted, management of this business is treated as a separate segment captioned ACAC Quota Share.

First Quarter 2011 Financial Highlights

First Quarter 2011 Consolidated Results of Operations

•
Net income available to common shareholders of $19.3 million, or $0.27 basic and diluted earnings per share compared to $13.6 million or $0.19 basic and diluted earnings per share for the same period in 2010.

•	Operating earnings of $19.8 million, or $0.27 basic and diluted operating earnings per share compared to $16.2 million or $0.23 basic and diluted operating earnings per share in 2010.(1)

•	Gross premiums written of $470.8 million, an increase of 43.8% over 2010.

•	Net premiums earned of $346.5 million, an increase of 31.3% over 2010.

•	Underwriting income of $13.7 million and a combined ratio of 97.0% compared to $9.9 million and 97.1%, respectively for the same period in 2010.(1)

•	Net investment income of $19.1 million, an increase of 8.9% over 2010.

First Quarter 2011 Consolidated Financial Condition

•	Annualized operating return on equity of 10.6% as compared to 9.4% for the same period in 2010.(1)

•	Common shareholders’ equity of $769.7 million; book value per common share of $10.67.

•	Total investments of $1.9 billion; fixed maturities comprise 99.7% of total investments, of which 62.3% have a credit rating of AAA and an overall average credit rating of AA.

•	Total assets of $3.1 billion.

•	Reserve for losses and loss expenses of $1.3 billion.

•	Total debt of $215.2 million and a debt to total capitalization ratio of 21.9%.

(1)
Operating earnings, operating earnings per share, and book value per share are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest GAAP financial measure (net income).  Combined ratios and underwriting income are operating metrics.  See “Certain Operating Metrics” for additional information on these measures.

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

Operating Earnings and Operating Earnings per Share:   In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance.  Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable, realized investment gains or losses, foreign exchange gain or loss, the amortization of intangible assets and non-cash deferred tax expenses.  We exclude net realized investment gains or losses and foreign exchange gain or loss as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

For the three months ended March 31,	2011	2010
	($ in Millions)
Net income	$19.3	$13.6
Add (subtract):
Net realized investment gains	—	(0.3)
Amortization of intangibles	1.3	1.4
Foreign exchange (gains) losses	(1.1)	1.2
Non-cash deferred tax expense	0.3	0.3
Operating earnings	$19.8	$16.2
Operating earnings per common share:
Basic and diluted operating earnings per share	$0.27	$0.23

Operating Return on Equity (“Operating ROE”): Management uses operating return on average shareholders’ equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (realized gains or losses on investments, foreign exchange gains and losses, amortization of intangibles, and amortization of intangible assets) divided by average common shareholders’ equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the three months ended March 31, 2011 and 2010 is computed as follows:

For the three months ended March 31,	2011	2010
	($ in Millions)
Operating earnings	$19.8	$16.2

Opening shareholders’ equity	$750.2	$676.5
Ending shareholders’ equity	769.7	710.0
Average shareholders’ equity	$759.9	$693.2

Operating return on equity	2.6%	2.3%
Annualized operating return on equity	10.6%	9.4%

Book Value per Share: Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per share ultimately correlates with growth in the Company’s share price. Book value per share is calculated using common shareholders’ equity divided by the number of common shares outstanding. Book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio.  Book value per share as of March 31, 2011 and December 31, 2010 is computed as follows:

	March 31, 2011	December 31, 2010
	($ in Millions)
Ending Maiden shareholders’ equity	$769.7	$750.2
Common shares outstanding	72,107,194	72,107,100
Book value per share	$10.67	$10.40

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

For purposes of these operating measures, the fee-generating business associated with the IIS Acquisition (“IIS Fee Business”) which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company’s Condensed Consolidated Statements of Income.

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

The “loss and loss expense ratio” is derived by dividing net losses and loss expenses by the sum of net premiums earned and other insurance revenue. The “commission and acquisition cost ratio” is derived by dividing acquisition costs by the sum of net premiums earned and other insurance revenue. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The “expense ratio” is the sum of the commission and acquisition cost ratio and the general and administrative expense ratio.

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

The Company’s revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company’s investment portfolio is comprised of fixed maturity investments, short term investments and other investments that are held as available for sale. In accordance with GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company’s investments are generally excluded from earnings. These unrealized gains and losses are included on the Company’s balance sheet in accumulated other comprehensive income as a separate component of shareholders’ equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

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

Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that Management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies.  For a detailed discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.  There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

Net Income

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated:

For the three months ended March 31,	2011	2010
	($ in Millions)
Gross premiums written	$470.8	$327.4

Net premiums written	$449.5	$311.3

Net earned premium	$346.5	$264.0
Other insurance revenue	4.7	—
Loss and loss adjustment expenses	(221.2)	(170.3)
Commissions and other acquisition expenses	(107.1)	(77.4)
General and administrative expenses	(9.2)	(6.3)
Total underwriting income	13.7	10.0
General and administrative expenses	(3.1)	(2.2)
Net investment income	19.2	17.6
Net realized investment gains (losses)	—	0.3
Amortization of intangible assets	(1.3)	(1.5)
Foreign exchange gain (loss)	1.1	(1.2)
Junior subordinated debt interest expense	(9.1)	(9.1)
Income tax expense	(1.2)	(0.3)
Net income	$19.3	$13.6

Selected Consolidated Ratios:
Loss and loss expense ratio	63.0%	64.5%
Acquisition cost ratio	30.5%	29.3%
General and administrative expense ratio	3.5%	3.3%
Expense ratio	34.0%	32.6%
Combined ratio	97.0%	97.1%

 Net income for the three months ended March 31, 2011 was $19.3 million compared to $13.6 million for the same period in 2010.  The improvement in net income in 2011 as compared to 2010 is the result of increased underwriting income, reflecting the continuing profitable growth and diversification of the Company’s operations, particularly in the Diversified Reinsurance and ACAC Quota Share segments, partially offset by a modest decline in the AmTrust Quota Share.  Our combined ratio was largely unchanged in 2011 as compared to 2010.   The continuing growth and diversification of the Company’s operations continues to generate substantial positive operating cash flow, which has increased the Company’s invested assets, which resulted in higher investment income in 2011 as compared to 2010.

Comparison of Three Months Ended March 31, 2011 and 2010

Premiums.  We evaluate our business by segment.  The following table details the mix of our business on both a net premiums written and net premiums earned basis:

	Net Premiums Written		Net Premiums Earned
	For the three months ended March 31,		For the three months ended March 31,
	2011	2010	2011	2010
Diversified Reinsurance	57.6%	53.9%	50.3%	57.3%
AmTrust Quota Share	28.2%	39.1%	33.0%	41.9%
ACAC Quota Share	14.2%	7.0%	16.7%	0.8%
Total	100.0%	100.0%	100.0%	100.0%

As noted previously, the ACAC Quota Share segment results in 2011 reflect a full calendar quarter of operations as compared to 2010 which only had one month of operation. In addition, the IIS Acquisition, which was completed in the fourth quarter of 2010 and is reported as part of the Diversified Reinsurance segment continues to diversify the Company. Finally, in the first quarter of 2011, the U.S. business associated with the Diversified Reinsurance business experienced growth in its book of business, causing further diversification of the Company’s premium base.

Net Premiums Written.  Net premiums increased by $138.2 million or 44.4% for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in net premiums written was primarily the result of the following:

•
Completion of the first year of operations of the ACAC Quota Share segment.  As noted, this segment commenced on March 1, 2010 and thus the first quarter of 2011 is a full calendar quarter compared to one month in 2010, contributing $42.2 million of the increase.

•
First full calendar quarter of the IIS Acquisition.   The IIS Acquisition was completed on November 30, 2010 and thus the first quarter of 2011 represents the first full calendar quarter of operations for the business associated with the IIS Acquisition, which contributed $37.8 million of the overall increase in net premium written.

•
Continued underwriting discipline by Maiden US.  Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition. However, Maiden US continues to see demand for its products and in the first quarter of 2011, was successful in securing a series of new accounts and experienced organic growth which resulted in increased premiums of $35.6 million.

Net Premiums Earned.  Net premiums earned increased by $82.5 million or 31.3% for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in net premiums earned was primarily the result of:

•
Completion of the first year of operations of the ACAC Quota Share segment.  As noted, this new segment commenced on March 1, 2010 and thus the first quarter of 2011 is a full calendar quarter compared to one month in 2010, contributing $55.7 million of the increase.

•
First full calendar quarter of the IIS Acquisition.   The IIS Acquisition was completed on November 30, 2010 and thus the first quarter of 2011 represents the first full calendar quarter of operations for the business associated with the IIS Acquisition, which contributed $31.4 million of the overall increase in net premium earned.

Other Insurance Revenue. Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The first quarter of 2011 represents the first full calendar quarter of operations for the IIS Fee Business and is primarily in respect of the German auto business.

Net Investment Income.  Net investment income increased by $1.6 million, or 8.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Average invested assets for the period were approximately $2.2 billion compared to $2.0 billion and average yields were approximately 3.5% compared to 3.3% for the three months ended March 31, 2011 and 2010, respectively.  Continued growth in the overall book of business, particularly as a result of the ACAC Quota Share and the IIS Acquisition, combined with positive cash flow from operations over the last twelve months contributed to the growth in invested assets.

Net Realized Investment (Losses) Gains. Net realized gains on investments were $0.05 million for the three months ended March 31, 2011 compared to net realized gains of $0.3 million for the three months ended March 31, 2010.

Loss and Loss Adjustment Expenses. Loss and loss adjustment expenses increased by $50.9 million, or 29.9% for the three months ended March 31, 2011 compared to the same period in 2010.  The Company’s loss ratio for the three months ended March 31, 2011 decreased to 63.0% from 64.5% for the three months ended March 31, 2010.  The decrease in the loss ratio was attributable to the results of the Diversified Reinsurance segment, particularly the business associated with the IIS Acquisition. This was offset by higher loss ratios from the ACAC and AmTrust Quota Share segments.  The Company amortized gains as a reduction of losses incurred of $7.6 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $29.7 million, or 38.3% for the three months ended March 31, 2011 compared to the same period in 2010.  This reflects both the growth in earned premium and the continuing shift in our mix of business to quota share business, which typically has a higher acquisition cost ratio.  Specifically, the commencement of the ACAC Quota Share in 2010, the continuing growth of the AmTrust segment and the IIS Acquisition in the Diversified Reinsurance segment have contributed to the overall increase.  As a result, the acquisition cost ratio increased to 30.5% for the period ended March 31, 2011 as compared to 29.3% for the same period in 2010, respectively.

General and Administrative Expenses.   General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income.  General and administrative expenses consist of:

	For the three months ended March 31,
	2011	2010
	($ in Millions)
General and administrative expenses – segments	$9.2	$6.3
General and administrative expenses – corporate	3.1	2.2
Total	$12.3	$8.5

Total general and administrative expenses increased by $3.8 million, or 43.7%, for the three months ended March 31, 2011 compared to the same period in 2010. The general and administrative expense ratio, which is a measure of the Company’s efficiency, was 3.5% for the three months ended March 31, 2011 compared to 3.3% for the three months ended March 31, 2010.  As a result the overall expense ratio (including acquisition costs) was 34.0% and 32.6%, respectively for the three months ended March 31, 2011 and 2010. The increase reflects the increased costs associated with the IIS Acquisition previously described.

Junior Subordinated Debt Interest Expense.  The TRUPS Offering was completed in January 2009 and the interest expense was $9.1 million in both the three months ended March 31, 2011 and 2010.

Income Taxes. As a result of the IIS Acquisition in the fourth quarter 2010, the Company now accrues current income taxes in certain foreign jurisdictions, namely Germany, Sweden and the United Kingdom. Accordingly, the Company incurred $1.2 million in income taxes for the three months ended March 31, 2011 as compared to $0.3 million in the same period in 2010.

Underwriting Results by Segment

The results of operations for our three business segments, Diversified Reinsurance, AmTrust Quota Share and ACAC Quota Share are discussed below.  As noted previously, the Company added a third business segment in the first quarter of 2010, ACAC Quota Share.  Please refer to the section within Recent Developments captioned ACAC Transaction for further details on this segment.

Diversified Reinsurance Segment

The combined ratio decreased to 94.9% for the three months ended March 31, 2011 as compared to 96.4% in the same period ended 2010.   The improvement in the results is attributable to the organic growth in the segment and the results of the business associated with the IIS Acquisition included for the first time in 2011.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	For the three months ended March 31,
	2011	2010
	($ in Millions)
Net premiums written	$258.8	$167.9

Net premiums earned	174.2	151.1
Other insurance revenue	4.7	—
Net losses and loss expenses	(110.4)	(99.4)
Commissions and other acquisition expenses	(51.4)	(40.5)
General and administrative expenses	(8.0)	(5.8)
Underwriting income	$9.1	$5.4

Loss and loss expense ratio	61.7%	65.7%
Acquisition cost ratio	28.7%	26.8%
General and administrative expense ratio	4.5%	3.9%
Expense ratio	33.2%	30.7%
Combined ratio	94.9%	96.4%

Premiums.  Net premiums written increased by $90.9 million, or 54.1% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The table below details net premiums written by line of business in this segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$72.3	$58.0	$14.3	24.6%
Casualty	131.0	92.2	38.8	42.1%
Accident and Health	17.7	17.7	—	—
International	37.8	—	37.8	NM
Total Diversified Reinsurance	$258.8	$167.9	$90.9	54.1%

NM = Not Meaningful

As noted, the IIS Acquisition was completed on November 30, 2010 and the first quarter 2011 represents the first full calendar quarter of operations, which accounted for $37.8 million of the increase.  In the three months ended March 31, 2011, approximately 81.4% of the net premium written of the International line of business was Personal Automobile business associated with the IIS Acquisition.  The remainder of the net premium written in the International line of business was Credit Life business associated with the IIS Acquisition.  Further, approximately 59.0% of the net premiums written in the International line of business originated in Germany.  No other country in International exceeded 10% of net premiums written for the three months ended March 31, 2011.  In addition, the business written by Maiden US experienced solid growth in the first quarter of 2011 as compared to the first quarter of 2010, when certain accounts were not renewed or more premium was retained by clients. A series of new accounts were successfully placed, primarily excess of loss reinsurance contracts.

Net premium earned increased by $23.1 million, or 15.2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The table below details net premiums earned by line of business in this segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$45.4	$41.8	$3.6	8.6%
Casualty	85.7	88.2	(2.5)	(2.8%)
Accident and Health	11.7	21.1	(9.4)	(44.8%)
International	31.4	—	31.4	NM
Total Diversified Reinsurance	$174.2	$151.1	$23.1	15.2%

NM = Not Meaningful

The increase in earned premiums reflects the addition of the business associated with the IIS Acquisition in 2011 as compared to 2010. This was offset by decreases in the Casualty and Accident & Health lines of business, reflecting Maiden’s disciplined underwriting which experienced reductions in both lines written amounts of business during 2010 as certain casualty accounts did not renew and the Company de-emphasized the A&H line of business, subsequently reducing the amount of earned premium in both lines in 2011.

Other Insurance Revenue.  Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The first quarter of 2011 represents the first full calendar quarter of operations for the IIS Fee Business and is primarily in respect of the German auto business.

Loss and Loss Adjustment Expenses.  Net losses and loss expenses increased by $11.0 million or 11.0% for the three months ended March 31, 2011 compared to the same period in 2010.  Loss ratios were 61.7% and 65.7% for the three months ended March 31, 2011 and 2010, respectively.  The decrease in the loss ratio was attributable to the results of the business associated with the IIS Acquisition.  The Company amortized gains as a reduction of losses incurred of $7.6 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $10.9 million, or 26.9% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase reflects the growth of the segment in 2011 as compared to 2010, consistent with the reasons cited in the discussion of the change in earned premiums. In addition, the segments mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio, as a result of both the IIS Acquisition and growth in the U.S. portfolio of this segment.  Further, the business associated with the IIS Acquisition has a higher embedded commission and acquisition cost, particularly the credit life component of this business.

General and Administrative Expenses.  General and administrative expenses increased by $2.2 million, or 36.7%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in expenses is the result of growth in the segments premiums, particularly as a result of the IIS Acquisition.   The general and administrative expense ratio was 4.5% and 3.9% for the three months ended March 31, 2011 and 2010, respectively. The overall expense ratio (including acquisition costs) was 33.2% and 30.7% for the three months ended March 31, 2011 and 2010, respectively.

AmTrust Quota Share Segment

The combined ratio increased to 97.4% for the three months ended March 31, 2011 as compared to 96.0% for the same period in 2010.  The cause of the increase was due to a marginal increase in the overall loss ratio.  The following table summarizes the underwriting results and associated ratios for the segment for the three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011	2010
	($ in Millions)
Net premiums written	$126.7	$121.6
Net premiums earned	$114.5	$110.7
Net losses and loss expenses	(73.5)	(69.6)
Commissions and other acquisition expenses	(37.2)	(36.1)
General and administrative expenses	(0.7)	(0.5)
Underwriting income	$3.1	$4.5

Net loss and loss expense ratio	64.2%	62.9%
Acquisition cost ratio	32.5%	32.7%
General and administrative expense ratio	0.7%	0.4%
Expense ratio	33.2%	33.1%
Combined ratio	97.4%	96.0%

Premiums.  Net premiums written increased by $5.1 million or 4.2% for the three months ended March 31, 2011 as compared to the same period in 2010.  The increase in net premiums written was primarily due to continuing increases in the Specialty Risk and Extended Warranty line of business, which AmTrust continues to expand, particularly internationally. The table below details components of net premiums written for the three months ended March 31, 2011 as compared to the same period in 2010:

	For the three months ended March 31,		Change In
	2011	2010	$	%
		($ in Millions)
Small Commercial Business	$61.6	$58.9	$2.7	4.6%
Specialty Program	8.5	10.1	(1.6)	(15.8)%
Specialty Risk and Extended Warranty	56.6	52.6	4.0	7.6%
Total AmTrust Quota Share	$126.7	$121.6	$5.1	4.2%

Net premiums earned increased by $3.8 million or 3.4% for the three months ended March 31, 2011 as compared to the same period in 2010.  The table below details components of net premiums earned for the three months ended March 31, 2011 as compared to the same period in 2010:

	For the three months ended March 31,		Change In
	2011	2010	$	%
		($ in Millions)
Small Commercial Business	$49.2	$52.0	$(2.8)	(5.4)%
Specialty Program	16.4	14.8	1.6	10.8%
Specialty Risk and Extended Warranty	48.9	43.9	5.0	11.4%
Total AmTrust Quota Share	$114.5	$110.7	$3.8	3.4%

Loss and Loss Adjustment Expenses.  Net losses and loss expenses increased by $3.9 million or 5.7% for the three months ended March 31, 2011 compared to the same period in 2010.  Loss ratios were 64.2% and 62.9% for the three months ended March 31, 2011 and 2010, respectively.  The increase in the loss ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty, which historically produces higher loss ratios than the other lines of business associated with the AmTrust Quota Share. In addition, workers’ compensation business produced a slightly higher loss ratio in 2011 than in 2010.

Commission and Other Acquisition Expenses. Commission and other acquisition expenses increased by $1.1 million, or 3.0% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The increase in commissions and other acquisition expenses is consistent with the increase in earned premiums reported.

General and Administrative Expenses.  General and administrative expenses increased by less than $0.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

ACAC Quota Share Segment

 Please refer to the above discussion of the ACAC Transaction, which resulted in this segment commencing on March 1, 2010.  As a result, comparability between periods is affected by the fact that the results for the first quarter of 2010 reflect only one month of results.  For the three months ended March 31, 2011, the combined ratio was 97.3%, compared to a combined ratio of 97.6% for the period March 1 to March 31, 2010.

	For the three months ended March 31, 2011	For the period March 1 to March 31, 2010
	($ in Millions)
Net premiums written	$64.0	$21.8
Net premiums earned	$57.8	2.1
Net losses and loss expenses	(37.3)	$(1.3)
Commissions and other acquisitions expenses	(18.4)	(0.7)
General and administrative expenses	(0.5)	—
Underwriting income	$1.6	$0.1
Net loss and loss expense ratio	64.5%	62.5%
Acquisition cost ratio	31.8%	35.1%
General and administrative expense ratio	1.0%	—%
Expense ratio	32.8%	35.1%
Combined ratio	97.3%	97.6%

Premiums.  The table below details components by line of business of net premiums written for the three months ended March 31, 2011 and the period March 1, 2010 to March 31, 2010:

	For the three months ended March 31,	For the period March 1 to March 31,	Change in
	2011	2010	$	%
		($ in Millions)
Automobile liability	$36.8	$12.4	24.4	196.8%
Automobile physical damage	27.2	9.4	17.8	198.1%
Total ACAC Quota Share	$64.0	$21.8	42.2	193.6%

The table below details components by line of business of net premiums earned for the three months ended March 31, 2011 and the period March 1 to March 31, 2010:

	For the three months ended March 31,	For the Period March 1 to March 31,	Change in
	2011	2010	$	%
		($ in Millions)
Automobile liability	$33.0	$1.2	31.8	NM
Automobile physical damage	24.8	0.9	23.9	NM
Total ACAC Quota Share	$57.8	$2.1	55.7	NM

NM = Not Meaningful

Commission and Other Acquisition Expenses.   The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For the three months ended March 31, 2011 and the period from March 1 to March 31, 2010, the acquisition cost ratio of 31.8% and 35.1%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At March 31, 2011, the statutory capital and surplus of Maiden Bermuda was $662.3 million, and the amount of capital and surplus required to be maintained was $160.9 million. During 2011 and 2010, Maiden Bermuda paid no dividends to Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by their states of domicile, which are Missouri and North Carolina, respectively.  In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. During 2011 and 2010, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay losses and loss expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2011 and 2010 is as follows:

	For the three months ended March 31,
	2011	2010
	($ in Millions)
Operating activities	$13.7	$(2.9)
Investing activities	68.0	(17.5)
Financing activities	(81.3)	(23.6)
Effect of foreign exchange	0.8	(0.7)
Total increase (decrease) in cash and cash equivalents	$1.2	$(44.7)

Cash flows provided by operations for the three months ended March 31, 2011 were $13.7 million compared to cash flow used in operations of $2.9 million for the three months ended March 31, 2010. The increase in net premiums written, primarily as a result of the ACAC Quota Share and the IIS Acquisition, accounted for the change in operating cash flow.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. Net cash from investing activities provided $68.0 million during the three months ended March 31, 2011 compared to using $17.5 million for the three months ended March 31, 2010, as the Company continued to deploy available cash for longer-term investments.   During the three months ended March 31, 2011, the proceeds of sales and calls of fixed maturity securities exceeded purchases of such instruments by $32.0 million. These net proceeds along with cash flow provided by operations contributed to the repayment of the Company’s repurchase agreements.

Cash flows used in financing activities were $81.3 million for the three months ended March 31, 2011 compared to $23.6 million for the three months ended March 31, 2010.  In 2011, cash flow used consisted of dividends paid of $5.0 million and the repayment of $76.2 million of the proceeds from the securities sold under agreements to repurchase, at contract value.   In 2010, cash flow used consisted of dividends paid of $4.6 million and the repayment of $19.1 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of March 31, 2011, certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining are on the records of Maiden US.

As of March 31, 2011, total trust account deposits were $1,545.2 million compared to $1,518.9 million as of December 31, 2010. The following table details additional information on the trust account deposits by segment and by underlying asset as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$5.4	$574.6	$580.0	$13.4	$558.1	$571.5
Maiden Bermuda	37.3	526.5	563.8	49.0	515.8	564.8
Total Diversified Reinsurance Segment	42.7	1,101.1	1,143.8	62.4	1,073.9	1,136.3

Maiden Bermuda	8.3	358.2	366.5	18.1	340.5	358.6
Total AmTrust Quota Share Segment	8.3	358.2	366.5	18.1	340.5	358.6

Maiden Bermuda	1.8	33.1	34.9	9.3	14.7	24.0
ACAC Quota Share	1.8	33.1	34.9	9.3	14.7	24.0
Total	$52.8	$1,492.4	$1,545.2	$89.8	$1,429.1	$1,518.9

As part of the AmTrust Quota Share, Maiden Bermuda has also loaned funds totaling $168.0 million as of March 31, 2011 and December 31, 2010, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $27.8 million and $24.0 million as of March 31, 2011 and December 31, 2010, respectively.

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

IIS Acquisition – Funds Withheld

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

The pre-existing funds withheld amounts (“IIS Funds Withheld”) and cash transferred to GMAC IICL are included in the consolidated balance sheet as Funds Withheld.  When the underlying reinsurance contracts are novated to Maiden Bermuda per the terms of the IICL Agreement, Maiden Bermuda will provide collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.  As of March 31, 2011, no novations of reinsurance contracts have been finalized.  At March 31, 2011 and December 31, 2010, the IIS Funds Withheld balance consisted of the following:

	March 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$111.9	67.5%	$109.1	71.4%
Cash and cash equivalents	10.2	6.2%	10.3	6.8%
Funds held on underlying business	18.3	11.1%	18.0	11.8%
Insurance balances receivable and other	25.3	15.2%	15.3	10.0%
Total	$165.7	100.0%	$152.7	100.0%

The fixed maturity portfolio consists of non-U.S. government debt, 66.3% and 67.1% of which is rated AAA as of March 31, 2011 and December 31, 2010, respectively.  The three largest non-U.S. Sovereign government issuers are the following:

	March 31, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom	$30.3	27.1%	$29.8	27.3%
Germany	20.4	18.3%	19.9	18.2%
Italy	18.4	16.5%	17.4	15.9%

As of March 31, 2011 and December 31, 2010, 9.8% and 9.6%, respectively, of these securities consist of non-U.S. government obligations related to Ireland.  We do not have any non-U.S. government and government related obligations related to Greece, Portugal or Spain as of March 31, 2011 and December 31, 2010. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are all considered available-for-sale (“AFS”) with an orientation to generating current income. As of March 31, 2011, the weighted average duration of our fixed maturity investment portfolio was 3.7 years and there were approximately $57.9 million of net unrealized gains in the portfolio, compared to a duration of 3.8 years and net unrealized gains of $54.7 million in the portfolio as of December 31, 2010.  The table below shows the aggregate amounts of our invested assets at fair value at March 31, 2011 and December 31, 2010:

As of March 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$656.1	$49.1	$(6.4)	$698.8
Non U.S. government bonds	15.5	1.0	—	16.5
Municipal bonds	62.5	0.5	(0.8)	62.2
U.S. Treasury bond	92.0	0.9	(1.9)	91.0
U.S. agency bonds – mortgage backed	958.6	20.4	(6.3)	972.7
U.S. agency bonds - other	18.7	1.4	—	20.1
Total AFS fixed maturities	1,803.4	73.3	(15.4)	1,861.3
Other investments	6.0	0.3	—	6.3
Total investments	$1,809.4	$73.6	$(15.4)	$1,867.6

As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$673.8	$46.6	$(11.4)	$709.0
Non U.S. government bonds	15.5	0.4	—	15.9
Municipal bonds	45.2	0.4	(0.8)	44.8
U.S. Treasury bond	92.0	1.1	(1.4)	91.7
U.S. agency bonds – mortgage backed	951.5	22.4	(4.4)	969.5
U.S. agency bonds - other	41.8	1.7	—	43.5
Total AFS fixed maturities	1,819.8	72.6	(18.0)	1,874.4
Other investments	5.8	0.1	—	5.9
Total investments	$1,825.6	$72.7	$(18.0)	$1,880.3

 Investments were generally stable in the first quarter 2011. Positive operating cash flows and a modest increase in fair values were offset by utilization of funds to reduce the securities sold under agreements to repurchase, at contract value, to $0 at March 31, 2011, accounting for the change in these assets.

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

During the three months ended March 31, 2011 and 2010, the Company recognized no other than temporary impairment. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at March 31, 2011, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2011.

The following table presents information regarding our invested assets that were in an unrealized loss position at March 31, 2011 and December 31, 2010, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of March 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$46.7	$(1.9)	$—	$—	$46.7	$(1.9)
U.S. agency bonds – mortgage backed	294.3	(6.3)	—	—	294.3	(6.3)
Corporate bonds	50.0	(1.3)	172.2	(5.1)	222.2	(6.4)
Municipal bonds	20.7	(0.8)	—	—	20.7	(0.8)
Total temporarily impaired AFS securities	$411.7	$(10.3)	$172.2	$(5.1)	$583.9	$(15.4)

As of March 31, 2011, there were approximately 29 securities in an unrealized loss position with a fair value of $583.9 million and unrealized losses of $15.4 million.  Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $172.2 million and unrealized losses of $5.1 million.

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$47.2	$(1.4)	$—	$—	$47.2	$(1.4)
U.S. agency bonds – mortgage backed	315.4	(4.3)	—	—	315.4	(4.3)
Corporate bonds	86.9	(1.6)	166.1	(9.9)	253.0	(11.5)
Municipal bonds	27.3	(0.8)	—	—	27.3	(0.8)
Total temporarily impaired AFS securities	$476.8	$(8.1)	$166.1	$(9.9)	$642.9	$(18.0)

As of December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642.9 million and unrealized losses of $18.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166.1 million and unrealized losses of $9.9 million.

The following table summarizes the fair value by contractual maturity of our fixed maturity investment maturity distribution of our fixed income portfolio (on a fair value basis) as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011		December 31, 2010
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$41.7	2.2%	$65.4	3.5%
Due after one year through five years	170.8	9.2%	180.2	9.6%
Due after five years through ten years	579.9	31.2%	578.7	30.9%
Due after ten years	96.2	5.2%	80.6	4.3%
U.S. agency bonds - mortgage-backed securities	972.7	52.2%	969.5	51.7%
Total	$1,861.3	100.0%	$1,874.4	100.0%

As of both March 31, 2011 and December 31, 2010, 97.9%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

Ratings as of March 31, 2011	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$92.0	$91.0	4.9%
U.S. agency bonds	977.3	992.8	53.3%
AAA	72.3	76.3	4.1%
AA+, AA, AA-	94.4	99.9	5.4%
A+, A, A-	318.0	326.3	17.5%
BBB+, BBB, BBB-	211.8	236.4	12.7%
BB+ or lower	37.6	38.6	2.1%
Total	$1,803.4	$1,861.3	100.0%

Ratings as of December 31, 2010	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$92.0	$91.7	4.9%
U.S. agency bonds	993.2	1,012.9	54.0%
AAA	74.7	78.5	4.2%
AA+, AA, AA-	74.5	79.4	4.2%
A+, A, A-	325.3	329.1	17.6%
BBB+, BBB, BBB-	222.5	244.1	13.0%
BB+ or lower	37.6	38.7	2.1%
Total	$1,819.8	$1,874.4	100.0%

The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at March 31, 2011 and December 31, 2010 are provided below:

	March 31, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
Mortgage-backed securities	($ in Millions)		($ in Millions)
Residential mortgage-backed (RMBS)
GNMA – Fixed Rate	$245.1	24.7%	$273.5	27.0%
FNMA – Fixed Rate	502.7	50.6%	465.7	46.0%
FNMA – Variable Rate	75.3	7.6%	80.0	7.9%
FHLMC – Fixed Rate	149.6	15.1%	150.3	14.8%
Total agency RMBS	972.7	98.0%	969.5	95.7%
Total mortgage-backed securities	972.7	98.0%	969.5	95.7%
Non-MBS fixed rate Agency securities	20.1	2.0%	43.4	4.3%
Total US Agency bonds	$992.8	100.0%	$1,012.9	100.0%

The Company has substantial holdings of corporate securities in 2011 that take advantage of various investment opportunities in this asset class. As of March 31, 2011 and December 31, 2010, 35.9% and 31.8% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate Securities
Financial Institutions	$490.2	70.1%	$486.1	68.6%
Industrials	151.6	21.7%	161.5	22.8%
Utilities/Other	57.0	8.2%	61.4	8.6%
Total Corporate Securities	$698.8	100.0%	$709.0	100.0%

The Company’s 10 largest corporate holdings as of March 31, 2011 as carried at fair value and as a percentage of all fixed income securities are as follows:

	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$37.4	2.0%
Citigroup Inc. FLT, Due 6/9/2016 (1)	25.4	1.4%
Barclays Bank PLC Due 2/24/2020	19.9	1.1%
Merrill Lynch FLT, Due 6/5/2012 (1)	19.9	1.1%
Bear Stearns FLT Due 11/21/2016 (1)	19.7	1.1%
JPMorgan Chase FLT, Due 6/13/2016 (1)	19.4	1.0%
HSBC Finance FLT, Due 6/1/2016 (1)	19.2	1.0%
SLM Corp FLT, Due 1/27/2014 (1)	19.0	1.0%
PartnerRe Finance LLC Due 6/1/2020	15.0	0.8%
GE Capital Corp FLT, Due 3/20/2014 (1)	14.6	0.8%
Total	$209.5	11.3%

(1)	Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domiciled entity with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as of March 31, 2011 and December 31, 2010, municipal securities only composed 3.3% and 2.4% of the Company’s fixed maturity portfolio, respectively.

We also own, as a result of our acquisition of Maiden LF, a limited amount of non-U.S. sovereign government debt, of which 84.7% and 90.2% is rated AAA as of March 31, 2011 and December 31, 2010, respectively.  The three largest non-U.S. sovereign government issuers are:

	March 31, 2011		December 31, 2010
	Fair value	% of Total	Fair value	% of Total
	($ in Millions)		($ in Millions)
Germany	$9.9	59.8%	$11.6	73.0%
Belgium	2.5	15.0%	1.5	9.5%
Netherlands	2.4	14.5%	1.5	9.6%

As of March 31, 2011 and December 31, 2010, 0.3% of these securities consist of non-U.S. government obligations related to Ireland.  We do not have any non-U.S. government and government related obligations related to Italy, Greece, Portugal and Spain as of March 31, 2011 and December 31, 2010.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels and BBB+ (Good) with a stable outlook by Standard & Poor’s, which is the sixth highest of 21 rating levels.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	($ in Millions)
Reinsurance balances receivable, net	$315.3	$226.3
Prepaid reinsurance premiums	31.5	29.0
Deferred commission and other acquisition costs	234.3	203.6
Reserve for loss and loss adjustment expenses	(1,254.9)	(1,226.8)
Unearned premiums	(764.3)	(657.6)

In general, the increases in these balances reflect the continued growth of the Company, in particular the completion of the first year of the ACAC Quota Share in the first quarter 2011 and growth in the business of the Diversified Reinsurance segment as a result of both the IIS Acquisition and that segment’s U.S. business.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	($ in Millions)
Junior subordinated debt	$215.2	$215.2
Maiden shareholders’ equity	769.7	750.2
Total capital resources	$984.9	$965.4

Ratio of debt to total capitalization	21.9%	22.3%

As of March 31, 2011, our shareholders’ equity was $769.7 million, a 2.6% increase compared to $750.2 million as of December 31, 2010. The increase was due primarily to net income for the three months ended March 31, 2011 of $19.3 million, unrealized gains on investments of $3.5 million and gains on cumulative translation adjustment from foreign currencies of $1.4 million offset by dividends declared of $5.0 million.

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

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At March 31, 2011, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $44.8 million. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Currency and Foreign Exchange

We conduct business in a variety of non-U.S. currencies, the principal ones being the Euro, the British pound, the Canadian dollar, the Swedish krona, Australian dollar and the Russian ruble.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position.

The Company also has exposure to foreign currency risk due to both its ownership of its German, Swedish and United Kingdom subsidiaries and divisions, whose functional currencies are the Euro and the British pound sterling, and to collection of premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company’s most significant foreign currency exposures are to the Euro and the British pound.

We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the periods reported.

For the translation of the Company’s subsidiaries’ and divisions financial statements whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are included in the foreign currency translation adjustment, which is a separate component of accumulated other comprehensive income in shareholders’ equity.

The foreign currency translation adjustment increased by $1.4 million during the three months ended March 31, 2011, due to both the Company’s net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations. The following table provides a reconciliation of the foreign currency translation adjustment for the periods ended March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	($ in Millions)
Foreign currency translation adjustment at beginning of period	$(0.4)	$—
Change in foreign currency translation adjustment included in accumulated other comprehensive income	1.4	(0.4)
Foreign currency translation adjustment at end of period	$1.0	$(0.4)

Net foreign exchange gains totaled $1.1 million during the three months ended March 31, 2011 compared to losses of $1.2 million during the same period in 2010 were reflected in our Consolidated Statements of Income.  The gains in 2011 reflects the continuing weakness in the U.S. dollar against both the Euro and British pound.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2011, we had fixed maturity securities with a fair value of $1,861.3 million that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2011 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of March 31, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$1,701.6	$(159.7)	(20.7%)
100 basis point increase	1,777.7	(83.6)	(10.9%)
No change	1,861.3	—	—%
100 basis point decrease	1,945.6	84.3	11.0%
200 basis point decrease	2,038.3	177.0	23.0%

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

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of March 31, 2011 have not changed materially compared to December 31, 2010.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At March 31, 2011, 62.3% of the Company’s fixed income portfolio was rated AAA (or equivalent rating), 22.9% was rated A- or better and only 2.1% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AAA (see Investments in Item 2 of Part I of this Form 10-Q), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 2.0% and 11.3% of the Company’s total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company, which is expected to occur during 2011 pursuant to the terms of the IICL Agreement. At March 31, 2011, the IIS Funds Withheld account due from GMAC IICL was $165.7 million, including $111.9 million in segregated investment portfolios which represents collateral pledged to various cedants required by the underlying reinsurance contracts. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

The Company is subject to the credit risk of this cedant in the event of insolvency or GMAC IICL’s failure to honor the value of the funds held balances for any other reason. However, the Company’s credit risk is partially mitigated by the fact that the Company generally has the right to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item1 and 1A of Part I of the Company’s Form 10-K, filed on March 14, 2011, respectively, for detailed information on three brokers that accounted for approximately 56.3% of the Company’s gross premiums written through brokers in the Diversified Reinsurance segment for the year ended December 31, 2010.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at March 31, 2011 were $315.3 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible.  There was no allowance for uncollectible reinsurance balances receivable at March 31, 2011.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $11.4 million at March 31, 2011.  At March 31, 2011, $5.1 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

 Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company’s reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company’s Consolidated Financial Statements.

The Company is generally able to match its liability funds against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates could materially adversely affect our financial condition and results of operations. At March 31, 2011, no hedging instruments have been entered into.

Our principal exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a change in the Company’s net assets of $8.7 million and $17.3 million, respectively.

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

PART II - OTHER INFORMATION

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(a)	The 2011 Annual General Meeting of Shareholders of the Company was held on May 4, 2011.

(b)	Matters voted on at the meeting and the number of votes cast:

1.
To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2012 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld
Simcha G. Lyons	62,101,708	836,688
Raymond M. Neff	62,842,302	306,512
Yehuda L. Neuberger	61,438,832	1,709,982
Steven H. Nigro	62,841,302	307,512
Barry D. Zyskind	62,312,126	1,047,106

2.
To elect four directors to the Board of Directors of Maiden Insurance Company Ltd. to serve until the 2012 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld
David A. Lamneck	62,785,855	362,959
John M. Marshaleck	62,787,048	361,766
Lawrence F. Metz	62,787,492	361,322
Arturo M. Raschbaum	62,788,492	360,322

3.
To elect five directors to the Board of Directors of Maiden Global Holdings, Ltd. to serve until the 2012 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld
Patrick J. Haveron	62,782,048	366,766
Ronald M. Judd	62,781,367	367,447
John M. Marshaleck	62,788,492	360,322
Lawrence F. Metz	62,787,048	361,766
Arturo M. Raschbaum	62,788,492	360,322

4.	An advisory vote on a non-binding resolution to approve the compensation of certain of our executive officers:

Voted For	Voted Against	Abstain
62,109,169	999,725	39,920

5.	An advisory, non-binding vote to determine the frequency (whether annual, biennial or triennial) with which shareholders of the Company shall have an advisory vote on executive compensation:

Annual	Biennial	Triennial	Abstain	Broker Non-Votes
24,657,089	253,301	38,196,015	42,409	6,058,407

6.
To ratify the selections of BDO USA, LLP to serve as the Company’s and Maiden Global Holdings, Ltd.’s independent registered public accounting firm for the year ending December 31, 2011, and Arthur Morris and Company as Maiden Insurance Company Ltd.’s independent registered public accounting firm for the year ending December 31, 2011:

Voted For	Voted Against	Abstain
69,157,685	23,688	25,848

Item 6.  Exhibits.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2011.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2011.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD. (Registrant)

Date: May 10, 2011	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer

/s/ JOHN M. MARSHALECK
John M. Marshaleck
Chief Financial Officer
(Principal Financial and Accounting Officer)