Form 10-Q
period 2011-06-30
Maiden Holdings, Ltd.
filed 2011-08-08
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 1, 2011, the Registrant had one class of Common Stock ($.01 par value), of which 72,107,197 shares were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2011:$1,774,615; 2010: $1,819,775)	$1,850,779	$1,874,433
Fixed maturities, trading, at fair value (Amortized cost 2011:$50,172)	49,860	—
Other investments, at fair value (Cost 2011: $1,783; 2010: $5,751)	1,962	5,847
Total investments	1,902,601	1,880,280
Cash and cash equivalents	198,356	96,151
Restricted cash and cash equivalents	67,207	89,756
Accrued investment income	12,294	14,091
Reinsurance balances receivable, net (includes $185,563 and $95,227 from related parties in 2011 and 2010, respectively)	379,806	226,333
Funds withheld	145,515	152,713
Prepaid reinsurance premiums (includes $5,891 and $1,211 from related parties in 2011 and 2010, respectively)	37,555	28,992
Reinsurance recoverable on unpaid losses (includes $2,200 and $383 from related parties in 2011 and 2010, respectively)	15,587	6,656
Loan to related party	167,975	167,975
Deferred acquisition costs (includes $134,109 and $118,015 from related parties in 2011 and 2010, respectively)	245,423	203,631
Goodwill and intangible assets, net	101,284	103,905
Other assets	19,688	12,079
Total assets	$3,293,291	$2,982,562
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $317,316 and $263,916 from related parties in 2011 and 2010, respectively)	$1,279,709	$1,226,773
Unearned premiums (includes $466,258 and $366,412 from related parties in 2011 and 2010, respectively)	841,017	657,556
Accrued expenses and other liabilities	90,206	56,368
Securities sold under agreements to repurchase, at contract value	—	76,225
Senior notes	107,500	—
Junior subordinated debt	215,228	215,191
Total liabilities	2,533,660	2,232,113
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 73,112,966 and 73,069,436 shares issued in 2011 and 2010, respectively; 72,150,630 and 72,107,100 shares outstanding in 2011 and 2010, respectively)	731	731
Additional paid-in capital	577,904	577,135
Accumulated other comprehensive income	77,848	54,334
Retained earnings	106,654	121,775
Treasury shares, at cost (2011 and 2010: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	759,336	750,174
Noncontrolling interest in subsidiary	295	275
Total equity	759,631	750,449
Total liabilities and equity	$3,293,291	$2,982,562
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Revenues:
Gross premiums written	$462,395	$334,784	$933,172	$662,166
Net premiums written	$436,966	$313,050	$886,466	$624,341
Change in unearned premiums	(69,183)	(29,266)	(172,148)	(76,628)
Net premiums earned	367,783	283,784	714,318	547,713
Other insurance revenue	2,179	—	6,834	—
Net investment income	19,818	18,875	38,959	36,456
Net realized and unrealized investment gains (losses)	591	535	638	847
Total revenues	390,371	303,194	760,749	585,016
Expenses:
Net loss and loss adjustment expenses	250,599	175,354	471,781	345,639
Commission and other acquisition expenses	105,824	88,447	212,896	165,843
General and administrative expenses	12,839	9,484	25,132	18,036
Interest and amortization expenses	9,292	9,116	18,410	18,231
Accelerated amortization of junior subordinated debt discount and issuance cost	20,313	—	20,313	—
Junior subordinated debt repurchase expense	15,050	—	15,050	—
Amortization of intangible assets	1,259	1,452	2,517	2,904
Foreign exchange (gains) losses	(939)	414	(2,001)	1,567
Total expenses	414,237	284,267	764,098	552,220
(Loss) income before income taxes	(23,866)	18,927	(3,349)	32,796
Income taxes:
Current tax expense	211	—	1,096	—
Deferred tax expense	295	290	582	590
Income tax expense	506	290	1,678	590
Net (loss) income	(24,372)	18,637	(5,027)	32,206
Less: Loss attributable to noncontrolling interest	6	—	3	—
Net (loss) income attributable to Maiden	$(24,366)	$18,637	$(5,024)	$32,206

Basic (loss) earnings per share attributable to Maiden shareholders	$(0.34)	$0.27	$(0.07)	$0.46
Diluted (loss) earnings per share attributable to Maiden shareholders	$(0.34)	$0.26	$(0.07)	$0.46
Dividends declared per common share	$0.07	$0.065	$0.14	$0.13

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands of U.S. dollars)
(Unaudited)

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Comprehensive (loss) income:
Net (loss) income	$(24,372)	$18,637	$(5,027)	$32,206
Other comprehensive income
Unrealized holdings net gains arising during the period	18,216	4,399	21,762	28,923
Adjustment for reclassification of net realized (gains) losses recognized in net (loss) income	(93)	(3,869)	(140)	(4,181)
Foreign currency translation adjustment	528	—	1,915	—
Other comprehensive income	18,651	530	23,537	24,742
Comprehensive (loss) income	(5,721)	19,167	18,510	56,948
Net loss attributable to noncontrolling interest	6	—	3	—
Other comprehensive income attributable to noncontrolling interest	(7)	—	(23)	—
Comprehensive income attributable to noncontrolling interest	(1)	—	(20)	—
Comprehensive (loss) income attributable to Maiden	$(5,722)	$19,167	$18,490	$56,948

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (in thousands of U.S. dollars)
(Unaudited)

		Maiden Shareholders’ Equity
For the six months ended June 30, 2011	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$750,449	$121,775	$(3,801)	$54,334	$731	$577,135	$275
Exercise of options and issuance of shares	91					91	—
Net loss	(5,027)	(5,024)					(3)
Change in net unrealized gains on investments	21,622			21,622			—
Foreign currency translation adjustment	1,915			1,892			23
Share based compensation	678					678	—
Dividends on common shares	(10,097)	(10,097)					—
Ending balance	$759,631	$106,654	$(3,801)	$77,848	$731	$577,904	$295

		Maiden Shareholders’ Equity
For the six months ended June 30, 2010	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$676,526	$70,781	$(3,801)	$32,747	$713	$576,086	$—
Exercise of options and issuance of shares	3					3	—
Net income	32,206	32,206					—
Change in net unrealized gains on investments	24,742			24,742			—
Share based compensation	450					450	—
Dividends on common shares	(9,138)	(9,138)					—
Ending balance	$724,789	$93,849	$(3,801)	$57,489	$713	$576,539	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

For the six months ended June 30,	2011	2010
Cash flows from operating activities:
Net (loss) income	$(5,027)	$32,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	5,213	3,530
Net realized and unrealized (gains) losses on investments	(638)	(847)
Foreign exchange (gains) losses	(2,001)	1,567
Amortization of share-based compensation expense, bond premium and discount and junior subordinated debt discount, net	19,503	(3,599)
Changes in assets - (increase) decrease:
Reinsurance balances receivable, net	(152,318)	(77,450)
Funds withheld	16,111	—
Prepaid reinsurance premiums	(8,563)	(3,010)
Accrued investment income	1,797	(2,238)
Deferred commission and other acquisition costs	(41,037)	(23,929)
Other assets	(3,597)	(42,745)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	36,313	70,776
Unearned premiums	181,181	81,207
Accrued expenses and other liabilities	(3,283)	36,978
Net cash provided by operating activities	43,654	72,446
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(257,268)	(406,277)
Purchases of fixed-maturity securities – trading	(152,844)	(509,394)
Purchases of other investments	(834)	(123)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	76,569	173,687
Proceeds from sales of fixed-maturity securities – trading and short sales	103,482	558,388
Proceeds from maturities and calls of fixed-maturity securities – available-for-sale	243,891	241,703
Proceeds from redemption of other investments	4,242	6
Decrease (increase) in restricted cash and cash equivalents	22,549	(23,452)
Purchase of capital assets	(830)	(918)
Net cash provided by investing activities	38,957	33,620
Cash flows from financing activities:
Repurchase agreements, net	(76,225)	(24,429)
Senior notes issuance	107,500	—
Senior notes issuance cost	(2,811)	—
Common share issuance	91	3
Dividends paid	(10,095)	(9,138)
Net cash provided by (used in) financing activities	18,460	(33,564)
Effect of exchange rate changes on foreign currency cash	1,134	(835)
Net increase in cash and cash equivalents	102,205	71,667
Cash and cash equivalents, beginning of period	96,151	107,396
Cash and cash equivalents, end of period	$198,356	$179,063

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

2. Recent Accounting Pronouncements

Adoption of Accounting Standards Updates

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders’ equity.  The updated guidance requires that all non-owner changes in shareholders’ equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements.  The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012.  Early adoption is permitted. The adoption of this guidance resulted in a change in the presentation of the Company’s financial statements but did not have any impact on the Company’s results of operations, financial position or liquidity.

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

Accounting Standards Not Yet Adopted

Transfers and Servicing:  Reconsideration of Effective Control for Repurchase Agreement

In April 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments simplify the accounting by eliminating the requirement that the transferor demonstrate it has adequate collateral to fund substantially all the cost of purchasing replacement assets. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met; (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) repurchase or redemption date before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer.  As a result, more arrangements could be accounted for as secured borrowings rather than sales.  The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, early adoption is prohibited. We are currently evaluating the impact of the adoption of this new guidance on our consolidated results of operations and financial condition.

Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued updated guidance that addresses the objective of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring and for disclosing information about fair value measurements with U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The FASB and the IASB worked together to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The FASB and the IASB concluded that this guidance will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The guidance explains how to measure fair value. This updated guidance does not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The updated guidance is effective during interim and annual periods after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have any effect on the Company’s results of operations, financial position or liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale and other investments as of June 30, 2011 and December 31, 2010 are as follows:

As of June 30, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities – available-for-sale:
U.S. treasury bonds	$44,241	$1,357	$—	$45,598
U.S. agency bonds – mortgage backed	994,852	30,311	(2,019)	1,023,144
U.S. agency bonds – other	16,755	1,468	—	18,223
Non-U.S. government bonds	14,687	1,500	—	16,187
Corporate bonds	661,847	52,446	(9,013)	705,280
Municipal bonds	42,233	646	(532)	42,347
Total available-for-sale fixed maturities	$1,774,615	$87,728	$(11,564)	$1,850,779

Other investments	$1,783	$179	$—	$1,962

As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities – available-for-sale:
U.S. treasury bonds	$92,043	$1,108	$(1,422)	$91,729
U.S. agency bonds – mortgage backed	951,465	22,351	(4,348)	969,468
U.S. agency bonds – other	41,770	1,638	—	43,408
Non-U.S. government bonds	15,494	444	—	15,938
Corporate bonds	673,756	46,647	(11,410)	708,993
Municipal bonds	45,247	441	(791)	44,897
Total available-for-sale fixed maturities	$1,819,775	$72,629	$(17,971)	$1,874,433

Other investments	$5,751	$96	$—	$5,847

The contractual maturities of our fixed maturities, available-for-sale as of June 30, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

As of June 30, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$65,769	$66,404	3.6%
Due after one year through five years	221,973	228,070	12.3%
Due after five years through ten years	420,133	455,941	24.6%
Due after ten years	71,888	77,220	4.2%
	779,763	827,635	44.7%
U.S. agency bonds – mortgage backed	994,852	1,023,144	55.3%
Total	$1,774,615	$1,850,779	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

The following tables summarize our available-for-sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As of June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. agency bonds – mortgage backed	$218,857	$(2,019)	$—	$—	$218,857	$(2,019)
Corporate bonds	55,065	(1,035)	129,523	(7,978)	184,588	(9,013)
Municipal bonds	15,916	(532)	—	—	15,916	(532)
Total temporarily impaired available-for-sale securities	$289,838	$(3,586)	$129,523	$(7,978)	$419,361	$(11,564)

As of June 30, 2011, there were approximately 21 securities in an unrealized loss position with a fair value of $419,361 and unrealized losses of $11,564. Of these securities, there are 7 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $129,523 and unrealized losses of $7,978.

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

Other-Than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2011, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and six months ended June 30, 2011 and 2010, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at June 30, 2011 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:
	June 30, 2011		December 31, 2010
Hedge fund	$—	—	$4,846	82.9%
Investments in limited partnerships	1,962	100.0%	1,001	17.1%
Total other investments	$1,962	100.0%	$5,847	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $4,038 as of June 30, 2011.

 (c) Realized and unrealized gains and losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized and unrealized gains and losses for the three and six months ended June 30, 2011 and 2010:

For the three months ended June 30, 2011	Gross Gains	Gross losses	Net
Available-for-sale securities	$211	$(24)	$187
Trading securities	810	—	810
Other investments	—	(94)	(94)
Net realized gains	1,021	(118)	903
Unrealized loss on trading securities	—	(312)	(312)
Net realized and unrealized gains	$1,021	$(430)	$591

For the three months ended June 30, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$5,488	$(1,619)	$3,869
Trading securities	522	(1,137)	(615)
Other investments	—	—	—
Net realized gains	6,010	(2,756)	3,254
Unrealized loss on short sales	—	(2,719)	(2,719)
Net realized and unrealized gains	$6,010	$(5,475)	$535

For the six months ended June 30, 2011	Gross Gains	Gross losses	Net
Available-for-sale securities	$274	$(40)	$234
Trading securities	810	—	810
Other investments	—	(94)	(94)
Net realized gains	1,084	(134)	950
Unrealized loss on trading securities	—	(312)	(312)
Net realized and unrealized gains	$1,084	$(446)	$638

For the six months ended June 30, 2010	Gross Gains	Gross losses	Net
Available-for-sale securities	$5,800	$(1,619)	$4,181
Trading securities	522	(1,137)	(615)
Other investments	—	—	—
Net realized gains	6,322	(2,756)	3,566
Unrealized loss on short sales	—	(2,719)	(2,719)
Net realized and unrealized gains	$6,322	$(5,475)	$847

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

Proceeds from sales of fixed maturities classified as available-for-sale were $76,569 and $173,687 for the six months ended June 30, 2011 and 2010, respectively.

Net unrealized gain (loss) on available-for-sale securities and other investments was as follows:

	June 30, 2011	June 30, 2010
Fixed maturities	$76,164	$57,613
Other investments	179	(124)
Total net unrealized gains	76,343	57,489
Deferred income tax expense	33	—
Net unrealized gains, net of deferred income tax	$76,376	$57,489
Change in unrealized gain	$21,622	$24,742

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

	June 30, 2011	December 31, 2010
Restricted cash – third party agreements	$45,263	$59,615
Restricted cash – related party agreements	21,448	29,743
Restricted cash – U.S. state regulatory authorities	496	398
Total restricted cash	67,207	89,756
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2011 – $872,700; 2010 – $1,024,895)	899,015	1,053,982
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2011 – $413,631; 2010 – $339,810)	441,750	361,424
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2011 – $13,192; 2010 – $13,198)	13,824	13,690
Total restricted investments	1,354,589	1,429,096
Total restricted cash and investments	$1,421,796	$1,518,852

 (e) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. During the period, the Company repaid the entire balance outstanding of $76,225. Interest expense associated with these repurchase agreements was $0 and $756 for the three and six months ended June 30, 2011, respectively, (2010 - $298 and $355, respectively) out of which $0 was accrued as of June 30, 2011 (December 31, 2010 - $702).

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2011.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

Other investments:   The fair values of the hedge funds are based on the net asset value of the funds as reported by the fund manager, and as such, the fair values of those investments are included in the Level 3 fair value hierarchy.

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

Senior Notes:   The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

(a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$95,458	$—	$—	$95,458
U.S. agency bonds – mortgage backed	—	1,023,144	—	1,023,144
U.S. agency bonds – other	—	18,223	—	18,223
Non U.S. government bonds	—	16,187	—	16,187
Corporate bonds	—	705,280	—	705,280
Municipal bonds	—	42,347	—	42,347
Other investments	—	—	1,962	1,962
Total investments	$95,458	$1,805,181	$1,962	$1,902,601
As a percentage of total assets	2.9%	54.8%	0.1%	57.8%
Liabilities
Securities sold under agreements to repurchase	$—	$—	$—	$—
As a percentage of total liabilities	—	—	—	—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$91,729	$—	$—	$91,729
U.S. agency bonds – mortgage backed	—	969,468	—	969,468
U.S. agency bonds – other	—	43,408	—	43,408
Non U.S. government bonds	—	15,938	—	15,938
Corporate bonds	—	708,993	—	708,993
Municipal bonds	—	44,897	—	44,897
Other investments	—	—	5,847	5,847
Total investments	$91,729	$1,782,704	$5,847	$1,880,280
As a percentage of total assets	3.1%	59.7%	0.2%	63.0%
Liabilities
Securities sold under agreements to repurchase	$—	$76,225	$—	$76,225
As a percentage of total liabilities	—	3.4%	—	3.4%

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2011 and 2010:

Other Investments:	For the three months ended June 30, 2011	For the three months ended June 30, 2010
Balance at beginning of period	$6,322	$5,601
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	(94)	—
Change in net unrealized gains – included in other comprehensive (loss) income	(151)	—
Change in net unrealized losses – included in other comprehensive (loss) income	—	(44)
Purchases	593	123
Sales and redemptions	(4,708)	(3)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,962	$5,677
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

Other Investments:	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Balance at beginning of period	$5,847	$5,549
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	(94)	—
Change in net unrealized gains – included in other comprehensive income (loss)	83	—
Change in net unrealized losses – included in other comprehensive income (loss)	—	11
Purchases	834	123
Sales and redemptions	(4,708)	(6)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$1,962	$5,677
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

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

The following table shows an analysis of goodwill and intangible assets as of June 30, 2011 and December 31, 2010:

As of June 30, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,325	$—	$58,325	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(16,168)	35,232	15 years double declining
Net balance	$117, 452	$(16,168)	$101,284

As of December 31, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,429	$—	$58,429	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(13,651)	37,749	15 years double declining
Net balance	$117,556	$(13,651)	$103,905

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

5. Goodwill and Intangible Assets (continued)

The goodwill and intangible assets were recognized as a result of the GMAC International Insurance Services, Ltd. Reinsurance Acquisition and GMAC Insurance Acquisition and are assigned to Diversified Reinsurance segment. Goodwill and intangible assets are subject to annual impairment testing. No impairment was recorded during the three and six months ended June 30, 2011 and 2010. The estimated amortization expense for the next five years is:

June 30, 2011
2011	$2,516
2012	4,362
2013	3,781
2014	3,276
2015	2,840

6. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly-owned subsidiary Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes (“Senior Notes”) due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date.  In order to ensure that issuance of the Senior Notes resulted in a long term favorable impact to Maiden shareholders, the Company sought to repurchase a portion of the Trust Preferred Securities, described below, with the proceeds of the Senior Notes offering. Under the redemption notice provisions of the Trust Preferred Securities, the Company was required to give at least 30 days’ notice in advance of the next interest payment (July 15, 2011) prior to redemption, or incur an additional quarter's interest payments.   Since the Senior Notes offering was initiated after the 30 day notice period on June 16, 2011, the Company offered to all holders an option to have a portion of their Trust Preferred Securities repurchased on a pro rata basis from the proceeds of the Senior Notes offering in exchange for a waiver of such notice provisions and an agreement to accept interest through July 15, 2011.  Certain of the Trust Preferred Securities holders accepted the offer by June 16, 2011.  All proceeds of the Senior Notes offering were used to repurchase the Trust Preferred Securities of the holders who accepted the offer.  The Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt. The effective interest rate of the Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the Senior Notes were $104,689, after placement agent fees and expense or debt issuance cost of $2,811, and were used to repurchase $107,500 principal amount portion of the outstanding Junior Subordinated Debt, as discussed above. The issuance costs related to the Senior Notes were capitalized and will be amortized over the life of the notes.

The interest on the Senior Notes is payable each quarter beginning on September 15, 2011 and will include accrued interest from June 24, 2011. Interest expense for the period ended June 30, 2011 was $173.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

6. Long-Term Debt (continued)

Under the terms of the Trust Preferred Securities, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the full amount of the Trust Preferred Securities were repaid within five years of the date of issuance (adjusted for the $107,500 repurchase of Junior Subordinated Debt, see Note 12), the additional amount due would be $21,350, which would be a reduction in earnings.

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

As of June 30, 2011, the stated value of the Junior Subordinated Debt was $215,228 which comprises the principal amount of $260,000 and unamortized discount of $44,772. Amortization expense for the three and six months ended June 30, 2011 was $19 and $37, respectively (2010 - $16 and $31, respectively).  Interest expense for the three and six months ended June 30, 2011 was $9,100 and $18,200, respectively (2010 - $9,100 and $18,200, respectively).

As a result of the Senior Notes Offering, the Company announced that it will repurchase $107,500 of the Junior Subordinated Debt on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred a repurchase expense equivalent to one year’s interest expense or $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to those repurchased Junior Subordinated Debt which amounted to $20,313.

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the three months ended June 30, 2011	For the three months ended June 30, 2010	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Net (loss) income available to Maiden common shareholders	$(24,366)	$18,637	$(5,024)	$32,206

Weighted average number of common shares outstanding – basic	72,118,315	70,291,894	72,112,785	70,291,650
Potentially dilutive securities:
Warrants	—	—	—	—
Share options	827,024	478,955	750,709	482,114
Weighted average number of common shares outstanding – diluted	72,945,339	70,770,849	72,863,494	70,773,764

Basic (loss) earnings per share attributable to Maiden shareholders:	$(0.34)	$0.27	$(0.07)	$0.46
Diluted (loss) earnings per share attributable to Maiden shareholders:	$(0.34)	$0.26	$(0.07)	$0.46

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

7. Earnings per Common Share (continued)

As of June 30, 2011, no warrants (June 30, 2010 – 4,050,000) and 2,161,409 share options (June 30, 2010 – 1,689,874) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

 8. Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expense (a component of salaries and benefits) in the amount of approximately $339 and $678 for the three and six months ended June 30, 2011, respectively (2010 - $240 and $450, respectively).

The key assumptions used in determining the fair value of options granted in the three and six months ended June 30, 2011 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions:	June 30, 2011
Volatility	29.8-46.0%
Risk-free interest rate	1.62-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

Expected Price Volatility – This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. The common shares of the Company began trading on May 6, 2008 on NASDAQ.  Since the Company does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options, the Company also considered the historical and current implied volatilities of a set of comparable companies in the industry in which the Company operates.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation (continued)

The following tables show all options granted, exercised, expired and exchanged under the Plan for the three and six months ended June 30, 2011 and 2010:

For the three months ended June 30, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2011	2,906,065	$6.41	8.13 years
Granted	29,000	9.09	9.90 years
Exercised	(42,532)	3.80	—
Cancelled	—	—	—
Outstanding, June 30, 2011	2,892,533	$6.47	7.96 years

For the three months ended June 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2010	2,335,824	$5.98	8.78 years
Granted	—	—	—
Exercised	(344)	3.28	—
Cancelled	(4,250)	3.28	—
Outstanding, June 30, 2010	2,331,230	$5.99	8.53 years

For the six months ended June 30, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2010	2,940,876	$6.41	8.40 years
Granted	36,500	8.81	9.86 years
Exercised	(43,530)	3.79	—
Cancelled	(41,313)	7.21	—
Outstanding, June 30, 2011	2,892,533	$6.47	7.96 years

For the six months ended June 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	2,036,542	$5.79	8.86 years
Granted	300,000	7.25	9.68 years
Exercised	(812)	3.28	—
Cancelled	(4,500)	3.28	—
Outstanding, June 30, 2010	2,331,230	$5.99	8.53 years

The weighted average grant date fair value was $1.95 and $1.76 for all options outstanding at June 30, 2011 and 2010, respectively. There was approximately $2,748 and $2,400 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of June 30, 2011 and 2010, respectively.

9. Dividends Declared

On May 4, 2011, the Company’s Board of Directors authorized a quarterly dividend of $0.07 per common share, payable on July 15, 2011 to shareholders of record on July 1, 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions

The Founding Shareholders of the Company, Michael Karfunkel, George Karfunkel and Barry Zyskind, are also the principal shareholders, and, respectively, the Chairman of the Board of Directors, a Director, and the President, Chief Executive Officer and Director of AmTrust Financial Services, Inc. (“AmTrust”).

The following describes transactions between the Company and AmTrust.

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused Maiden Insurance Company Ltd. (“Maiden Bermuda”), a wholly-owned subsidiary of the Company, and AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Agreement further provides that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement had an initial term of three years, which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Bermuda notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust’s acquisition of Unitrin Business Insurance (“UBI”). Under the amendment, AmTrust’s subsidiaries cede, upon collection, to Maiden Bermuda 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI’s in-force book of business. Additionally, AmTrust cedes to Maiden Bermuda 40% of net premium written, effective as of June 1, 2008. Maiden Bermuda will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

On February 9, 2009, Maiden Bermuda and AII amended the Reinsurance Agreement to clarify that (i) AII would offer Maiden Bermuda the opportunity to reinsure Excess Retention Business, which is defined as a policy issued by an AmTrust insurance subsidiary with respect to which the insurance subsidiary’s retention is greater than $5,000 and (ii) the deduction for the cost of inuring reinsurance from Affiliate Subject Premium (as defined in the Reinsurance Agreement) retroceded to Maiden Bermuda is net of ceding commission.

Effective April 1, 2011, Maiden Bermuda and AII amended the Reinsurance Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements and the Reinsurance Agreement was extended by one year to July 14, 2014, and shall automatically renew for successive three-year periods thereafter, unless the Reinsurer or Company elects to terminate this Agreement effective as of July 1, 2014 or as of the expiration of any successive three-year period. If the Reinsurer or Company elects to so terminate this Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

 10. Related Party Transactions (continued)

The Company recorded approximately $35,437 and $71,243 of ceding commission expense for the three and six months ended June 30, 2011, respectively, (2010 - $31,819 and $66,584, respectively) as a result of this transaction.

AmTrust European Hospital Liability Quota Share Agreement (“European Hospital Liability Quota Share”)

Effective April 1, 2011, the Company, through Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited, both wholly-owned subsidiaries of AmTrust.  Pursuant to the terms of the contract, Maiden Bermuda will assume 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011.  The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011.  The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow the reinsured a profit share on original net premiums ceded under the contract.  The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  For the three months period ended June 30, 2011, the Company recorded approximately $975 of commission expense as a result of this transaction.

Other Reinsurance Agreements

Effective January 1, 2008, Maiden Bermuda and AmTrust entered into an agreement to reinsure a 45% participation in the $9,000 in excess of $1,000 layer of AmTrust’s workers’ compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1,000 up to $10,000, subject to an annual aggregate deductible of $1,250. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier.  This coverage expired on January 1, 2010; as a result, under the Master Agreement, Maiden Bermuda therefore now reinsures 40% of the subject workers’ compensation business up to $10,000, subject to certain additional inuring reinsurance protection that AmTrust has purchased.

As of January 1, 2008, Maiden Bermuda had a 50% participation in a $4,000 in excess of $1,000 specialty transportation program written by AmTrust. Starting January 1, 2009, Maiden Bermuda had a 30% participation in a $4,000 in excess of $1,000 specialty transportation program written by AmTrust. This program provides primarily commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 50% and 70% participation for 2008 and 2009 policies, respectively. The agreement was not renewed as of January 1, 2010.

Effective September 1, 2010, the Company through its indirect wholly-owned subsidiary, Maiden Specialty Insurance Company (“Maiden Specialty”), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc., a subsidiary of AmTrust (“Technology”). Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program (“OPL”) and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program (“NAXS”). Maiden Specialty’s involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. Maiden Specialty recorded approximately $1,755 and $2,257 of premiums earned ceded and $542 and $689 ceding commission for the three and six months ended June 30, 2011, respectively.

Effective September 1, 2010, the Company, through its indirect wholly-owned subsidiary, Maiden Reinsurance Company (“Maiden US”), entered into a reinsurance agreement with Security National Insurance Company (“SNIC”), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year. Under this agreement, Maiden US recorded approximately $0 and $7 of premiums earned and $0 and $0.1 commission expense for the three and six months ended June 30, 2011, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Collateral provided to AmTrust

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•
by lending funds in the amount of $167,975 as of June 30, 2011 and December 31, 2010 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a trust account, drawn on a letter of credit or maintained by such AmTrust subsidiary as withheld funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda’s assets held in the trust account exceeds Maiden Bermuda’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda’s assets from a trust account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided). The amount of accrued interest relating to the loan was $0 and $496 as of June 30, 2011 and December 31, 2010, respectively.

•
by entering into a Reinsurer Trust Assets Collateral agreement. The amount of the collateral, as of June 30, 2011 was approximately $406,472 (December 31, 2010 – $358,621) and the accrued interest was $3,953 (December 31, 2010 – $3,684).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. (“AIIB”), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AIIB’s brokerage services. AIIB is not the Company’s exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,704 and $3,135 of reinsurance brokerage expense for the three and six months ended June 30, 2011, respectively, (2010 - $1,271 and $2,654, respectively) and deferred reinsurance brokerage of $4,706 and $3,552 as of June 30, 2011 and December 31, 2010, respectively, as a result of these agreements.

The Company paid brokerage fees to AmTrust’s subsidiary AmTrust North America of $0 and $37 for the three and six months ended June 30, 2011, respectively, (2010 - $0 and $20, respectively) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services quarterly fee has been reduced to 0.05% if the average value of the account is less than or equal to $1,000,000 and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1,000,000. The Company recorded approximately $776 and $1,569 of investment management fees for the three and six months ended June 30, 2011, respectively, (2010 - $662 and $1,318, respectively) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. (“AUI”), a wholly-owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and will automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the six months ended June 30, 2011, the Company recorded an expense of $42 for the use of the aircraft.

The following describes transactions between the Company and American Capital Acquisition Corporation (“ACAC”):

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

Maiden Bermuda’s recorded approximately $18,665 and $36,302 of ceding commission expense for the three and six months ended June 30, 2011, respectively, (2010 - $6,611 and $7,290, respectively) as a result of this transaction.

Other

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company (“New South”), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. Maiden Specialty recorded approximately $(1.1) and $(0.6) of ceded premium and $0 and $0.2 of ceding commissions for the three and six months ended June 30, 2011, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  Maiden NA issued the Senior Notes with the intent to use the proceeds to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities.  The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  American Capital Partners Re, Ltd., an entity owned by a trust controlled by Michael Karfunkel, one of the Founding Shareholders, accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities.  George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500 of the principal amount of the Senior Notes issued by the Company.   The Company’s Audit Committee reviewed and approved ACAC’s, AII’s, and George Karfunkel’s participation in this offering.

11. Segments

The Company currently operates three business segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commissions and acquisition cost, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

The following tables summarize the underwriting results of our operating segments:

For the three months ended June 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$158,020	$216,449	$62,497	$436,966
Net premiums earned	170,288	136,299	61,196	367,783
Other insurance revenue	2,179	—	—	2,179
Net loss and loss adjustment expenses	(116,387)	(94,740)	(39,472)	(250,599)
Commissions and other acquisition expenses	(48,257)	(38,116)	(19,451)	(105,824)
General and administrative expenses	(8,309)	(596)	(472)	(9,377)
Underwriting (loss) income	$(486)	$2,847	$1,801	$4,162

Reconciliation to net loss
Net investment income and realized and unrealized investment gains (losses)				20,409
Amortization of intangible assets				(1,259)
Foreign exchange gain				939
Interest and amortization expenses				(9,292)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(3,462)
Income tax expense				(506)
Loss attributable to noncontrolling interest				6
Net loss attributable to Maiden				$(24,366)

Net loss and loss expense ratio*	67.5%	69.5%	64.5%	67.7%
Acquisition cost ratio**	28.0%	28.0%	31.8%	28.6%
General and administrative expense ratio***	4.8%	0.4%	0.8%	3.5%
Combined ratio****	100.3%	97.9%	97.1%	99.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the three months ended June 30, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$136,709	$109,123	$67,218	$313,050
Net premiums earned	161,779	101,664	20,341	283,784
Net loss and loss adjustment expenses	(99,218)	(63,423)	(12,713)	(175,354)
Commissions and other acquisition expenses	(48,386)	(33,090)	(6,971)	(88,447)
General and administrative expenses	(5,726)	(598)	—	(6,324)
Underwriting income	$8,449	$4,553	$657	$13,659

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				19,410
Amortization of intangible assets				(1,452)
Foreign exchange loss				(414)
Interest and amortization expenses				(9,116)
Other general and administrative expenses				(3,160)
Income tax expense				(290)
Net income attributable to Maiden				$18,637

Net loss and loss expense ratio*	61.3%	62.4%	62.5%	61.8%
Acquisition cost ratio**	29.9%	32.5%	34.3%	31.2%
General and administrative expense ratio***	3.5%	0.6%	—	3.3%
Combined ratio****	94.7%	95.5%	96.8%	96.3%

For the six months ended June 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$416,838	$343,163	$126,465	$886,466
Net premiums earned	344,522	250,773	119,023	714,318
Other insurance revenue	6,834	—	—	6,834
Net loss and loss adjustment expenses	(226,732)	(168,279)	(76,770)	(471,781)
Commissions and other acquisition expenses	(99,677)	(75,353)	(37,866)	(212,896)
General and administrative expenses	(16,337)	(1,264)	(1,015)	(18,616)
Underwriting income	$8,610	$5,877	$3,372	$17,859

Reconciliation to net loss
Net investment income and realized and unrealized investment gains (losses)				39,597
Amortization of intangible assets				(2,517)
Foreign exchange gain				2,001
Interest and amortization expenses				(18,410)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(6,516)
Income tax expense				(1,678)
Loss attributable to noncontrolling interest				3
Net loss attributable to Maiden				$(5,024)

Net loss and loss expense ratio*	64.5%	67.1%	64.5%	65.4%
Acquisition cost ratio**	28.4%	30.0%	31.8%	29.5%
General and administrative expense ratio***	4.6%	0.6%	0.9%	3.5%
Combined ratio****	97.5%	97.7%	97.2%	98.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)
For the six months ended June 30, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$304,623	$230,679	$89,039	$624,341
Net premiums earned	312,959	212,323	22,431	547,713
Net loss and loss adjustment expenses	(198,635)	(132,985)	(14,019)	(345,639)
Commissions and other acquisition expenses	(88,900)	(69,238)	(7,705)	(165,843)
General and administrative expenses	(11,598)	(1,072)	—	(12,670)
Underwriting income	$13,826	$9,028	$707	$23,561

Reconciliation to net income
Net investment income and realized and unrealized investment gains (losses)				37,303
Amortization of intangible assets				(2,904)
Foreign exchange loss				(1,567)
Interest and amortization expenses				(18,231)
Other general and administrative expenses				(5,366)
Income tax expense				(590)
Net income attributable to Maiden				$32,206

Net loss and loss expense ratio*	63.5%	62.6%	62.5%	63.1%
Acquisition cost ratio**	28.4%	32.6%	34.3%	30.3%
General and administrative expense ratio***	3.7%	0.5%	—	3.3%
Combined ratio****	95.6%	95.7%	96.8%	96.7%

*	Calculated by dividing net loss and loss adjustment expenses by net earned premium and other insurance revenue.
**	Calculated by dividing commission and other acquisition expenses by net earned premium and other insurance revenue.
***	Calculated by dividing general and administrative expenses by net earned premium and other insurance revenue.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
As of June 30, 2011
Reinsurance balances receivable, net	$194,248	$110,733	$74,825	$379,806
Funds withheld	145,515	—	—	145,515
Prepaid reinsurance premiums	37,555	—	—	37,555
Reinsurance recoverable on unpaid losses	15,587	—	—	15,587
Deferred acquisition costs	109,575	107,414	28,434	245,423
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	101,284	—	—	101,284
Restricted investments and cash	967,429	406,472	47,895	1,421,796
Corporate and other assets	5,648	—	—	778,350
Total Assets	$1,576,841	$792,594	$151,154	$3,293,291

	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
As of December 31, 2010
Reinsurance balances receivable, net	$131,109	$25,566	$69,658	$226,333
Funds withheld	152,713	—	—	152,713
Prepaid reinsurance premiums	28,992	—	—	28,992
Reinsurance recoverable on unpaid losses	6,656	—	—	6,656
Deferred acquisition costs	85,252	92,155	26,224	203,631
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	103,905	—	—	103,905
Restricted investments and cash	1,136,252	358,621	23,979	1,518,852
Corporate and other assets	88	—	—	573,505
Total Assets	$1,644,967	$644,317	$119,861	$2,982,562

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and six months ended June 30, 2011 and 2010:

For the three months ended June 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$49,441	11.3%	$36,276	11.6%
Casualty	76,785	17.6%	91,855	29.4%
Accident and Health	5,834	1.3%	8,578	2.7%
International	25,960	6.0%	—	—
Total Diversified Reinsurance	158,020	36.2%	136,709	43.7%
AmTrust Quota Share Reinsurance
Small Commercial Business	54,942	12.5%	44,896	14.3%
Specialty Program	26,961	6.2%	20,827	6.6%
Specialty Risk and Extended Warranty	134,546	30.8%	43,400	13.9%
Total AmTrust Quota Share Reinsurance	216,449	49.5%	109,123	34.8%
ACAC Quota Share
Automobile Liability	35,461	8.1%	38,514	12.3%
Automobile Physical Damage	27,036	6.2%	28,704	9.2%
Total ACAC Quota Share	62,497	14.3%	67,218	21.5%
	$436,966	100.0%	$313,050	100.0%

For the six months ended June 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$121,704	13.7%	$94,329	15.1%
Casualty	207,803	23.4%	184,016	29.5%
Accident and Health	23,541	2.7%	26,278	4.2%
International	63,790	7.2%	—	—
Total Diversified Reinsurance	416,838	47.0%	304,623	48.8%
AmTrust Quota Share Reinsurance
Small Commercial Business	116,612	13.1%	103,830	16.6%
Specialty Program	35,432	4.0%	30,901	4.9%
Specialty Risk and Extended Warranty	191,119	21.6%	95,948	15.4%
Total AmTrust Quota Share Reinsurance	343,163	38.7%	230,679	36.9%
ACAC Quota Share
Automobile Liability	72,208	8.2%	50,959	8.2%
Automobile Physical Damage	54,257	6.1%	38,080	6.1%
Total ACAC Quota Share	126,465	14.3%	89,039	14.3%
	$886,466	100.0%	$624,341	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the three months ended June 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$43,944	11.9%	$47,550	16.7%
Casualty	92,254	25.1%	95,829	33.8%
Accident and Health	11,448	3.1%	18,400	6.5%
International	22,642	6.2%	—	—
Total Diversified Reinsurance	170,288	46.3%	161,779	57.0%
AmTrust Quota Share Reinsurance
Small Commercial Business	51,297	13.9%	56,186	19.8%
Specialty Program	20,108	5.5%	16,680	5.9%
Specialty Risk and Extended Warranty	64,894	17.7%	28,798	10.1%
Total AmTrust Quota Share Reinsurance	136,299	37.1%	101,664	35.8%
ACAC Quota Share
Automobile Liability	34,967	9.5%	11,425	4.0%
Automobile Physical Damage	26,229	7.1%	8,916	3.2%
Total ACAC Quota Share	61,196	16.6%	20,341	7.2%
	$367,783	100.0%	$283,784	100.0%

For the six months ended June 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$89,396	12.5%	$89,338	16.3%
Casualty	177,959	24.9%	184,075	33.6%
Accident and Health	23,099	3.2%	39,546	7.2%
International	54,068	7.6%	—	—
Total Diversified Reinsurance	344,522	48.2%	312,959	57.1%
AmTrust Quota Share Reinsurance
Small Commercial Business	100,499	14.1%	108,140	19.8%
Specialty Program	36,513	5.1%	31,454	5.7%
Specialty Risk and Extended Warranty	113,761	15.9%	72,729	13.3%
Total AmTrust Quota Share Reinsurance	250,773	35.1%	212,323	38.8%
ACAC Quota Share
Automobile Liability	68,020	9.5%	12,594	2.3%
Automobile Physical Damage	51,003	7.2%	9,837	1.8%
Total ACAC Quota Share	119,023	16.7%	22,431	4.1%
	$714,318	100.0%	$547,713	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Subsequent Events

Junior Subordinated Debt

On July 15, 2011, the Company repurchased in cash a portion of the outstanding Junior Subordinated Debt with principal amount of $107,500 together with the 14% repurchase charge of $15,050 using the net proceeds from the issuance of the Senior Notes and existing cash, as detailed in Note 6 above. Included in the principal amount repurchased, were $79,066 of Junior Subordinated Debt held by American Capital Partners Re, Ltd, which is owned by a trust established by Michael Karfunkel, one of the Company’s Founding Shareholders.

Dividends

On July 27, 2011, the Company’s Board of Directors authorized a quarterly dividend of $0.08 per common share, payable on October 17, 2011 to shareholders of record on October 3, 2011.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”). References in this Form 10-Q to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Maiden Holdings” means Maiden Holdings, Ltd. only. Amounts in tables may not reconcile due to rounding differences.

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

Introduction

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our revenue to an amount in excess of $1 billion while strongly positioning our capital both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with AmTrust Financial Services, Inc. ("AmTrust") in 2007 (the "AmTrust Quota Share");

•	Acquiring the reinsurance operations of GMAC Insurance in 2008 (the "GMAC Acquisition");

•	Completing a private placement of trust preferred securities of approximately $260.1 million in 2009 (the "TRUPS Offering");

•	Entering into a quota share reinsurance agreement with American Capital Acquisition Corporation ("ACAC") in 2010 (the "ACAC Quota Share");

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. (“IIS”) in 2010 (the "IIS Acquisition"); and

•	Completing a public debt offering of $107.5 million in June 2011 and repurchasing a like amount of the junior subordinated debt in July 2011.

Until such time as the Company attains sufficient historical experience, year-to-year comparability is likely to be more difficult as compared with other companies considered peers of the Company and with whom it competes on a regular basis.

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative non-catastrophe reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

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

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. As of June 30, 2011, we had approximately $3.3 billion in total assets, $759.3 million of total shareholders’ equity and $1.1 billion in total capital, which includes shareholders’ equity and both senior notes and junior subordinated debt.  Total capitalization as of June 30, 2011 is temporarily increased by $89.0 million which represents the amount of junior subordinated debt (net of accelerated amortization of subordinated debt discount and issuance costs) which was repurchased on July 15, 2011. Please refer to the discussion captioned “Senior Notes Offering” within the section titled “Recent Developments” which follows this overview for further information.

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

While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2010 and the first half of 2011 experienced an increased level of significant natural and man-made catastrophes, negatively impacting overall industry performance. These events include the Japanese earthquake and tsunami in 2011, significant U.S. thunderstorm and tornado activity in the second quarter of 2011, major earthquakes in Chile in 2010 and in New Zealand in both 2010 and 2011, and the Deepwater Horizon explosion and oil spill in the Gulf of Mexico in 2010. Consistent with our business model, the Company experienced no losses from the 2010 or 2011 global catastrophe events; however, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the Company’s results.

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

Nonetheless, capital positions across the insurance and reinsurance industry appear to remain adequate at present.  As a result, despite the financial impact of the significant catastrophes along with the unfavorable pricing and investment environment, broad industry conditions appear unlikely to significantly change in the immediately foreseeable future, although the ultimate impact remains unclear and is currently more uncertain in light of reinsurance industry performance in the first quarter of 2011. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such events continue, they could have a significant positive effect on competition and pricing.  We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Recent Developments

Senior Notes Offering

On June 24, 2011, the Company’s wholly-owned U.S. holding company subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), closed the offering of $107.5 million aggregate principal amount of 8.25% Senior Notes due June 15, 2041 (the "Senior Notes"), which are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest to but excluding the redemption date.

Maiden NA has listed the Senior Notes on the New York Stock Exchange and trading commenced on July 21, 2011 under the symbol “MHNA”.

Total net proceeds from the offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses payable by Maiden NA and the Company. The net proceeds were used to repurchase a portion of the TRUPS Offering securities.  The Company repurchased $107.5 million in TRUPS Offering securities on July 15, 2011.   Pursuant to the terms of the TRUPS Offering, the Company incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in the Company's results of operations for the three months ended June 30, 2011.  The Company will save approximately $6.2 million annually as a result of the refinancing, and approximately $15.9 million from the closing of the Senior Notes offering until January 20, 2014, the date on which the repurchase penalty associated with the TRUPS Offering expires.  Also, as a result of the repurchase, the Company incurred an additional non-recurring non-cash charge of approximately $20.3 million for the period ended June 30, 2011, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.

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

•
A reinsurance agreement (the "IICL Agreement") under which Maiden Bermuda reinsures all of the existing contracts written by GMAC IICL pursuant to a loss portfolio transfer; under the purchase agreement, all future contracts will be underwritten by Maiden Bermuda;

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

The aggregate purchase price of GMAC VS and the now renamed Maiden LF at November 30, 2010 was $22.3 million, which was the tangible book value of each entity. All balances of the IIS Acquisition were settled on an estimated basis and pursuant to the terms of the underlying agreements, will be subject to adjustment to the final actual balances as of November 30, 2010 in 2011.

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

Second Quarter and Six Months Ended June 30, 2011 Financial Highlights

Consolidated Results of Operations

•
Net loss to common shareholders of $24.4 million, or $0.34 basic and diluted loss per share for the three months ended June 30, 2011 as compared to net income of $18.6 million or $0.27 basic and $0.26 diluted earnings per share for the same period in 2010.

•
Operating earnings of $11.2 million, or $0.16 basic and $0.15 diluted operating earnings per share for the three months ended June 30, 2011 as compared to $21.2 million or $0.30 basic and diluted operating earnings per share for the same period in 2010.(1)

•
Net loss to common shareholders of $5.0 million, or $0.07 basic and diluted loss per share for the six months ended June 30, 2011 as compared to net income of $32.2 million, or $0.46 basic and diluted earnings per share for the same period in 2010.

•
Operating earnings of $31.0 million, or $0.43 basic and diluted earnings per share for the six months ended June 30, 2011 as compared to $37.4 million, or $0.53 basic and diluted earnings per share for the same period in 2010.

•
Non-recurring charges in the three and six months ended June 30, 2011 related to Senior Notes Offering of $15.1 million for the repurchase expense of $107.5 million in junior subordinated debentures funded by the Notes along with a $20.3 million non-cash charge for the accelerated amortization of subordinated debt discount and issuance costs related to the TRUPS Offering which were repurchased with the proceeds of the Senior Notes Offering.

•	Gross premiums written of $462.4 million and $933.2 million for the three and six months ended June 30, 2011, an increase of 38.1% and 40.9% over 2010.

•	Net premiums earned of $367.8 million and $714.3 million for the three and six months ended June 30, 2011, an increase of 29.6% and 30.4% over 2010.

•
Underwriting income of $4.2 million and $17.9 million and a combined ratio of 99.8% and 98.4% for the three and six months ended June 30, 2011 as compared to $13.7 million and $23.6 million and 96.3% and 96.7%, respectively for the same periods in 2010.(1)

•	Adverse net underwriting impact of second quarter 2011 U.S. thunderstorm and tornado activity totaling $9.5 million, net of the Company’s quarterly provision for normalized catastrophe activity.

•	Net investment income of $19.8 million and $39.0 million for the three and six months ended June 30, 2011, an increase of 5.0% and 6.9% over the same periods in 2010, respectively.

Consolidated Financial Condition

•	Annualized operating return on equity of 8.3% as compared to 10.8% for the same period in 2010.(1)

•	Common shareholders' equity of $759.3 million; book value per common share of $10.52.

•	Total investments of $1.9 billion; fixed maturities comprise 99.9% of total investments, of which 62.0% have a credit rating of AAA and an overall average credit rating of AA.

•	Total assets of $3.3 billion.

•	Reserve for losses and loss expenses of $1.3 billion.

•
Adjusted for the repurchase of $89.0 million (net of accelerated amortization of subordinated debt discount and issuance costs of $18.5 million) of junior subordinated debt on July 15, 2011, total debt of $233.7 million and a debt to total capitalization ratio of 23.5%.

(1)
Operating earnings and operating earnings per share are non-GAAP financial measures. See "Non-GAAP Financial Measures" for additional information and a reconciliation to the nearest GAAP financial measure (net income).  Combined ratios and underwriting income are operating metrics.  See “Certain Operating Measures” for additional information on these measures.

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

Operating Earnings and Operating Earnings per Share:   In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance.  Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, net realized and unrealized investment gains or losses, foreign exchange gain or loss, the amortization of intangible assets and non-cash deferred tax expenses.   We also exclude certain non-recurring expenditures that are material to understanding our results of operations.  For 2011 and 2010, we exclude transaction expenses related to the IIS Acquisition as these are non-recurring.  In 2011, as a result of the Senior Notes Offering, we exclude the junior subordinated debt repurchase expense and the accelerated amortization of junior subordinated debt discount and issuance costs, as both are non-recurring.  We exclude net realized investment gains or losses and foreign exchange gain or loss as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net (loss) income attributable to Maiden	$(24.4)	$18.6	$(5.0)	$32.2
Add (subtract):
Net realized and unrealized investment gains	(0.6)	(0.5)	(0.6)	(0.9)
Amortization of intangibles	1.3	1.4	2.5	2.9
Foreign exchange (gains) losses	(0.9)	0.4	(2.0)	1.6
Junior subordinated debt repurchase expense	15.1	—	15.1	—
Accelerated amortization of subordinated debt discount and issuance cost	20.3	—	20.3	—
Non-recurring general and administrative expenses relating to IIS Acquisition	0.1	1.0	0.1	1.0
Non-cash deferred tax expense	0.3	0.3	0.6	0.6
Operating earnings	$11.2	$21.2	$31.0	$37.4
Operating earnings per common share:
Basic operating earnings per share	$0.16	$0.30	$0.43	$0.53
Diluted operating earnings per share	$0.15	$0.30	$0.43	$0.53

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the three and six months ended June 30, 2011 and 2010 is computed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Operating earnings	$11.2	$21.2	$31.0	$37.4

Opening shareholders’ equity	$769.7	$710.0	$750.2	$676.5
Ending shareholders’ equity	759.3	724.8	759.3	724.8
Average shareholders’ equity	$764.5	$717.4	$754.8	$700.7

Operating return on equity	1.5%	3.0%	4.1%	5.3%
Annualized operating return on equity	5.9%	11.9%	8.3%	10.8%

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

The Company's revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as available-for-sale and trading, and other investments that are held as available for sale. In accordance with GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments held as available-for-sale are generally excluded from earnings. These unrealized gains and losses are included on the Company's balance sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net loss and loss adjustment expenses, commissions and other acquisition costs, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net loss and loss adjustment expenses incurred are comprised of three main components:

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

Results of Operations

Net (Loss) Income

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Gross premiums written	$462.4	$334.8	$933.2	$662.2

Net premiums written	$437.0	$313.1	$886.5	$624.3

Net earned premium	$367.8	$283.8	$714.3	$547.7
Other insurance revenue	2.2	—	6.8	—
Net loss and loss adjustment expenses	(250.6)	(175.4)	(471.7)	(345.6)
Commissions and other acquisition expenses	(105.8)	(88.4)	(212.9)	(165.8)
General and administrative expenses	(9.4)	(6.3)	(18.6)	(12.7)
Total underwriting income	4.2	13.7	17.9	23.6
General and administrative expenses	(3.4)	(3.2)	(6.5)	(5.4)
Net investment income	19.8	18.9	39.0	36.5
Net realized and unrealized investment gains (losses)	0.6	0.5	0.6	0.8
Junior subordinated debt repurchase expense	(15.1)	—	(15.1)	—
Accelerated amortization of subordinated debt discount and issuance cost	(20.3)	—	(20.3)	—
Amortization of intangible assets	(1.3)	(1.5)	(2.5)	(2.9)
Foreign exchange gains (losses)	0.9	(0.4)	2.0	(1.6)
Interest and amortization expenses	(9.3)	(9.1)	(18.4)	(18.2)
Income tax expense	(0.5)	(0.3)	(1.7)	(0.6)
Net (loss) income	$(24.4)	$18.6	$(5.0)	$32.2

Selected Consolidated Ratios:
Net loss and loss expense ratio	67.7%	61.8%	65.4%	63.1%
Acquisition cost ratio	28.6%	31.2%	29.5%	30.3%
General and administrative expense ratio	3.5%	3.3%	3.5%	3.3%
Expense ratio	32.1%	34.5%	33.0%	33.6%
Combined ratio	99.8%	96.3%	98.4%	96.7%

Net loss for the three months ended June 30, 2011 was $24.4 million as compared to net income of $18.6 million for the same period in 2010. The loss was the result of charges related to the Senior Notes offering and the second quarter 2011 results include $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of subordinated debt discount and issuance costs.  Operating earnings, which includes the items related to the Senior Notes offering as well as other items as defined, was $11.2 million for the three months ended June 30, 2011, as compared to $21.2 million for the same period in 2010.  The 2011 results include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity.

Net loss for the six months ended June 30, 2011 was $5.0 million as compared to net income of $32.2 million for the same period in 2010. The loss was the result of charges related to the Senior Notes offering and the six month 2011 results include $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of subordinated debt discount and issuance costs.  Operating earnings, which includes the items related to the Senior Notes offering as well as other items as defined, was $31.0 million for the six months ended June 30, 2011, as compared to $37.4 million for the same period in 2010. The 2011 results also include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity.

Comparison of Three and Six Months Ended June 30, 2011 and 2010

Premiums.  We evaluate our business by segment.  The following table details the mix of our business on both a net premiums written and net premiums earned basis:

	Net Premiums Written				Net Premiums Earned
	For the three months ended June 30,		For the six months ended June 30,		For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Diversified Reinsurance	36.2%	43.7%	47.0%	48.8%	46.3%	57.0%	48.2%	57.1%
AmTrust Quota Share Reinsurance	49.5%	34.8%	38.7%	36.9%	37.1%	35.8%	35.1%	38.8%
ACAC Quota Share	14.3%	21.5%	14.3%	14.3%	16.6%	7.2%	16.7%	4.1%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

A variety of factors resulted in continuing growth in the Company’s premium on both a written and earned basis for both the three and six months ended June 30, 2011 as compared to the same periods in 2010. These factors include:

•	As noted previously, the ACAC Quota Share segment results in 2011 reflect a full six months of operations as compared to 2010, which only had four months of operation.
•	In addition, the IIS Acquisition, which was completed in the fourth quarter of 2010 and is reported as part of the Diversified Reinsurance segment, continues to diversify the Company.
•
In the three and six months ended June 30, 2011, the U.S. business associated with the Diversified Reinsurance business experienced growth resulting in further diversification of the Company’s premium base.

•
Finally, the Company continues to experience diversified growth within its AmTrust segment, which added an additional line of business in the second quarter 2011, with the inception of the European Hospital Liability Quota Share, which is discussed in greater detail in the AmTrust segment discussion.

Net Premiums Written.  Net premiums increased by $123.9 million and $262.1 million or 39.6% and 42.0% for the three and six months ended June 30, 2011 as compared to the same period in 2010, respectively.  The increase in net premiums written was primarily the result of the following:

•
Completion of the first year of operations of the ACAC Quota Share segment.  While second quarter premium was down slightly, 2011 includes a full six months of results compared to only four months in 2010, resulting in growth of $37.4 million or 42.0% for the six month period 2011 as compared to 2010.

•
First full calendar quarter of the IIS Acquisition.   The IIS Acquisition was completed on November 30, 2010 and thus the three and six months ended June 30, 2011 represents the first full calendar periods of operations for the business associated with the IIS Acquisition, which contributed $26.0 million and $63.8 million of the overall increase in net premium written for the three and six month periods in 2011.

•
Continued underwriting discipline by Maiden US.  Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition. However, Maiden US continues to see demand for its products and in the three and six months ended June 30, 2011, was successful in securing a series of new accounts and experienced organic growth, which resulted in increased premiums of $0.7 million and $36.3 million.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share increased premiums written by $75.1 million in the three and six months ended June 30, 2011 while the business under the Master Agreement increased $32.3 million and $37.4 million in the three and six months ended June 30, 2011.

Net Premiums Earned.  Net premiums earned increased by $84.0 million and $166.6 million or 29.6% and 30.4% for the three and six months ended June 30, 2011 as compared to the same period in 2010, respectively.  The increase in net premiums earned was primarily the result of:

•
Completion of the first year of operations of the ACAC Quota Share segment.  As noted, this new segment commenced on March 1, 2010 and thus the six months ended June 30, 2011 represents a full six month period as compared to only four months in 2010, contributing $40.9 million and $96.6 million of the increase for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010, respectively.

•
First full calendar quarters of the IIS Acquisition.   The IIS Acquisition was completed on November 30, 2010 and thus the six months ended June 30, 2011 represents the first full calendar periods of operations for the business associated with the IIS Acquisition, which contributed $22.6 million and $54.1 million of the overall increase in net premium earned for the three and six month periods ended June 30, 2011 as compared to the same periods in 2010, respectively.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share increased premiums earned by $19.5 million in the three and six months ended June 30, 2011 while the business under the Master Agreement increased $15.1 million and $19.0 million in the three and six months ended June 30, 2011 as compared to the same periods in 2010, respectively.

Other Insurance Revenue. Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The three and six months ended June 30, 2011 represent the first full periods of operations for the IIS Fee Business and is primarily in respect of the German auto business.

Net Investment Income.  Net investment income increased by $0.9 million and $2.5 million, or 5.0% and 6.9% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively. Average invested assets for the period were approximately $2.2 billion and $2.2 billion compared to $2.0 billion and $2.0 billion and average yields were approximately 3.5% and 3.5% compared to 3.8% and 3.6% for the three and six months ended June 30, 2011 and 2010, respectively.  Continued growth in the overall book of business, particularly as a result of the ACAC Quota Share and the IIS Acquisition, combined with positive cash flow from operations over the last twelve months contributed to the growth in invested assets.

Net Realized and Unrealized Investment Gains (Losses). Net realized and unrealized gains on investments were $0.6 million for both the three and six months ended June 30, 2011 compared to net realized gains of $0.5 million and $0.8 million for the three and six months ended June 30, 2010, respectively.

Net Loss and Loss Adjustment Expenses. Net loss and loss adjustment expenses increased by $75.2 million and $126.1 million, or 42.9% and 36.5% for the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively.  The Company’s loss ratio for the three and six months ended June 30, 2011 increased to 67.7% and 65.4% from 61.8% and 63.1% for the three and six months ended June 30, 2010, respectively. The underwriting impact of U.S storm activity increased the loss ratio by 2.6% and 1.3% in the three and six months ended June 30, 2011. Adjusted for the storm losses, the Company’s loss ratio for the three and six months ended June 30, 2011 was 65.1% and 64.1%, respectively. The increased loss ratio was due to higher loss ratios in all three segments, primarily AmTrust and ACAC.  The Company amortized gains as a reduction of losses incurred of $7.4 million and $15.0 million for the three and six months ended June 30, 2011, as compared to $7.1 million and $8.8 million of the same periods in 2010, respectively.

 Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $17.4 million and $47.1 million, or 19.6% and 28.4% for the three and six months ended June 30, 2011, respectively, compared to the same period in 2010.  This reflects both the growth in earned premium as well as modifications to ceding commission made under the Master Agreement and the lower ceding commission and profit share under the AmTrust European Hospital Liability Quota Share, both effective April 1, 2011 and discussed in further detail in that segment’s results of operations.

General and Administrative Expenses.   General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income.  General and administrative expenses consist of:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$9.4	$6.3	$18.6	$12.7
General and administrative expenses – corporate	3.4	3.2	6.5	5.4
Total	$12.8	$9.5	$25.1	$18.1

Total general and administrative expenses increased by $3.3 million, or 35.4% and $7.0 million, or 39.3%, for the three and six months ended June 30, 2011 compared to the same period in 2010, respectively. The general and administrative expense ratio, which is a measure of the Company’s efficiency, was 3.5% for the three and six months ended June 30, 2011 compared to 3.3% for the three and six months ended June 30, 2010.   The increase in both periods reflects the increased costs associated with the IIS Acquisition previously described.

Interest and Amortization Expenses.  The TRUPS Offering was completed in January 2009 and the Senior Notes Offering closed on June 24, 2011.  The interest expense for the three and six months ended June 30, 2011 and 2010 consists of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
TRUPS Offering	$9.1	$9.1	$18.2	$18.2
Senior Note Offering	0.2	—	0.2	—
Total	$9.3	$9.1	$18.4	$18.2

The weighted average interest rate was 16.72% and 16.83% for the three and six months ended June 30, 2011 as compared to 16.95% for the same periods in 2010, respectively.

Income Taxes. As a result of the IIS Acquisition in the fourth quarter 2010, the Company now accrues current income taxes in certain foreign jurisdictions, namely Germany, Sweden and the United Kingdom. Accordingly, the Company incurred $0.5 million and $1.7 million in income taxes for the three and six months ended June 30, 2011 as compared to $0.3 million and $0.6 million in the same period in 2010.

Underwriting Results by Segment

The results of operations for our three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.  As noted previously, the Company added a third business segment in the first quarter of 2010, ACAC Quota Share.  Please refer to the section within Recent Developments captioned ACAC Transaction for further details on this segment.

Diversified Reinsurance Segment

The combined ratio increased to 100.3% and 97.5% for the three and six months ended June 30, 2011 as compared to 94.7% and 95.6% in the same periods ended 2010, respectively. As discussed previously, the 2011 results include the underwriting impact of U.S. storm activity, which increased the combined ratio by 5.5% and 2.7% for the three and six months ended June 30, 2011, respectively.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net premiums written	$158.0	$136.7	$416.8	$304.6

Net premiums earned	$170.3	$161.8	$344.5	$312.9
Other insurance revenue	2.2	—	6.8	—
Net loss and loss adjustment expenses	(116.4)	(99.2)	(226.7)	(198.6)
Commissions and other acquisition expenses	(48.3)	(48.4)	(99.7)	(88.9)
General and administrative expenses	(8.3)	(5.7)	(16.3)	(11.6)
Underwriting (loss) income	$(0.5)	$8.5	$8.6	$13.8

Net loss and loss expense ratio	67.5%	61.3%	64.5%	63.5%
Acquisition cost ratio	28.0%	29.9%	28.4%	28.4%
General and administrative expense ratio	4.8%	3.5%	4.6%	3.7%
Expense ratio	32.8%	33.4%	33.0%	32.1%
Combined ratio	100.3%	94.7%	97.5%	95.6%

Net Premiums Written.  Net premiums written increased by $21.3 million and $112.2 million, or 15.6% and 36.8% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.  The table below details net premiums written by line of business in this segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$49.4	$36.3	$13.1	36.3%
Casualty	76.8	91.8	(15.0)	(16.4)%
Accident and Health	5.8	8.6	(2.8)	(32.0)%
International	26.0	—	26.0	NM
Total Diversified Reinsurance	$158.0	$136.7	$21.3	15.6%
 NM = Not Meaningful

As noted, the IIS Acquisition was completed on November 30, 2010 and the three months ended June 30, 2011 represents the second full calendar quarter of operations, which accounted for $26.0 million of the increase.  In addition, the business written by Maiden US experienced continued growth in the second quarter of 2011 of $0.7 million or 0.6%, as compared to the second quarter of 2010, when certain accounts were not renewed or more premiums was retained by clients. A series of new accounts were successfully placed, primarily excess of loss reinsurance contracts.

  The table below details net premiums written by line of business in this segment for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$121.7	$94.3	$27.4	29.0%
Casualty	207.8	184.0	23.8	12.9%
Accident and Health	23.5	26.3	(2.8)	(10.4	) %
International	63.8	—	63.8	NM
Total Diversified Reinsurance	$416.8	$304.6	$112.2	36.8%
 NM = Not Meaningful

As noted, the IIS Acquisition was completed on November 30, 2010 and the six months ended June 30, 2011 represents the first two full calendar quarters of operations, which accounted for $63.8 million of the increase.  In the six months ended June 30, 2011, approximately 73.9% of the net premium written of the International line of business was Personal Automobile business associated with the IIS Acquisition.  The remainder of the net premium written in the International line of business was Credit Life business associated with the IIS Acquisition.  Further, approximately 53.8% of the net premiums written in the International line of business originated in Germany.  No other country in International exceeded 10% of net premiums written for the six months ended June 30, 2011.  In addition, the business written by Maiden US experienced solid growth in the six months ended June 30, 2011 of $36.3 million or 12.5% as compared to the same period in 2010, when certain accounts were not renewed or more premiums was retained by clients. A series of new accounts were successfully placed, primarily excess of loss reinsurance contracts.

Net Premiums Earned.  Net premium earned increased by $8.5 million and $31.6 million, or 5.3% and 10.1% for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, respectively.  The table below details net premiums earned by line of business in this segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$43.9	$47.6	$(3.7)	(7.6)%
Casualty	92.3	95.8	(3.5)	(3.7)%
Accident and Health	11.5	18.4	(6.9)	(37.8)%
International	22.6	—	22.6	NM
Total Diversified Reinsurance	$170.3	$161.8	$8.5	5.3%
NM = Not Meaningful

The increase in earned premiums reflects the addition of the business associated with the IIS Acquisition in 2011 as compared to 2010. This was offset by decreases in the Casualty and Accident & Health (“A&H”) lines of business, reflecting Maiden’s disciplined underwriting which experienced reductions in both lines written amounts of business during 2010 as certain casualty accounts did not renew and the Company de-emphasized the A&H line of business, subsequently reducing the amount of earned premium in both lines in 2011.

The table below details net premiums earned by line of business in this segment for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$89.4	$89.3	$0.1	0.1%
Casualty	177.9	184.1	(6.2)	(3.3)%
Accident and Health	23.1	39.5	(16.4)	(41.6)%
International	54.1	—	54.1	NM
Total Diversified Reinsurance	$344.5	$312.9	$31.6	10.1%
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

Other Insurance Revenue.  Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The first six months of 2011 represents the first full calendar periods of operations for the IIS Fee Business and is primarily in respect of the German auto business.

Net Loss and Loss Adjustment Expenses.   Net loss and loss adjustment expenses increased by $17.2 million and $28.1 million or 17.3% and 14.1% for the three and six months ended June 30, 2011 as compared to the same periods in 2010, respectively. The segments loss ratio for the three and six months ended June 30, 2011 increased to 67.5% and 64.5% from 61.3% and 63.5% for the three and six months ended June 30, 2010, respectively. The underwriting impact of U.S storm activity increased the loss ratio by 5.5% and 2.7% in the three and six months ended June 30, 2011. Adjusted for the storm losses, the Company’s loss ratio for the three and six months ended June 30, 2011 was 62.0% and 61.8%, respectively. Amortized gains as a reduction of losses incurred of $7.4 million and $15.0 million for the three and six months ended June 30, 2011, as compared to $7.1 million and $8.8 million of the same periods in 2010, respectively.

Commission and Other Acquisition Expenses.  Commissions and other acquisition expenses decreased by $0.1 million or 0.3% for the three months ended June 30, 2011 as compared to the same period in 2010 and increased $10.8 million or 12.1% for the six months ended June 30, 2011 as compared to the same period in 2010, consistent with the change in earned premiums.

General and Administrative Expenses.  General and administrative expenses increased by $2.6 million and $4.7 million, or 45.1% and 40.9%, for the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively. The increase in expenses is the result of growth in the segments premiums, particularly as a result of the IIS Acquisition.   The general and administrative expense ratio was 4.8% and 4.6% for the three and six months ended June 30, 2011, as compared to 3.5% and 3.7% for the same periods in 2010, respectively. The overall expense ratio (including acquisition costs) was 32.8% and 33.0% and 33.4% and 32.1% for the three and six months ended June 30, 2011 and 2010, respectively.

AmTrust Quota Share Reinsurance Segment

Pursuant to agreements entered into on July 26, 2011, effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Quota Share Reinsurance Agreement (“Reinsurance Agreement”), including the ceding commission arrangements contained within that contract. These changes include: 1) extension of the Reinsurance Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the agreement; 2) a reduction of the ceding commission payable under the Reinsurance Agreement to 30.0% for the period April 1 to December 31, 2011; and 3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Reinsurance Agreement, excluding business related to the UBI business to either 30.5% or 30.0%.

In addition, the Company entered into a separate one-year 40% quota share agreement (“European Hospital Liability Quota Share”) with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy. The Company’s maximum limit of liability is €2 million and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in force and unearned premium as of April 1 which totaled $45.9 million. The business written under this agreement will be included in the Specialty Risk and Extended Warranty line of business in the discussion that follows. As a result of the additional agreement with AmTrust, this segment’s name has been renamed AmTrust Quota Share Reinsurance.

The combined ratio increased to 97.9% and 97.7% for the three and six months ended June 30, 2011 as compared to 95.5% and 95.7% for the same period in 2010, respectively.  The cause of the increase was due to an increase in the overall loss ratio, offset by a reduction in commissions as a result of a negotiated reduction in the ceding commission of 1.0% effective April 1, 2011.  The following table summarizes the underwriting results and associated ratios for the segment for the three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net premiums written	$216.4	$109.1	$343.2	$230.7

Net premiums earned	$136.3	$101.7	$250.8	$212.3
Net loss and loss adjustment expenses	(94.8)	(63.4)	(168.3)	(133.0)
Commissions and other acquisition expenses	(38.1)	(33.1)	(75.3)	(69.2)
General and administrative expenses	(0.6)	(0.6)	(1.3)	(1.1)
Underwriting income	$2.8	$4.6	$5.9	$9.0

Net loss and loss expense ratio	69.5%	62.4%	67.1%	62.6%
Acquisition cost ratio	28.0%	32.5%	30.0%	32.6%
General and administrative expense ratio	0.4%	0.6%	0.6%	0.5%
Expense ratio	28.4%	33.1%	30.6%	33.1%
Combined ratio	97.9%	95.5%	97.7%	95.7%

Premiums.  Net premiums written increased by $107.3 million or 98.4% for the three months ended June 30, 2011, as compared to the same period in 2010.  The increase in net premiums written was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, including the $45.9 million in force and unearned premium assumed at the commencement.  Net premiums written for the European Hospital Liability Quota Share was $29.2 million relating to policies written after April 1, 2011.  Excluding this new coverage, the net premiums written in the segment increased by $32.2 million or 29.6%, primarily due to continuing increases in each line of business.  The table below details components of net premiums written for the three months ended June 30, 2011 as compared to the same period in 2010:

	For the three months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$54.9	$44.9	$10.0	22.3%
Specialty Program	27.0	20.8	6.2	29.5%
Specialty Risk and Extended Warranty	134.5	43.4	91.1	210.0%
Total AmTrust Quota Share Reinsurance	$216.4	$109.1	$107.3	98.4%

Net premiums written increased by $112.5 million or 48.8% for the six months ended June 30, 2011, as compared to the same period in 2010.  The increase in net premiums written was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, including the $45.9 million in force and unearned premium assumed at the commencement.  Net premiums written for the European Hospital Liability Quota Share was $29.2 million relating to policies written after April 1, 2011.  Excluding this new coverage, the net premiums written in the segment increased by $37.4 million or 16.2%.  The table below details components of net premiums written for the six months ended June 30, 2011 as compared to the same period in 2010:

	For the six months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$116.6	$103.8	$12.8	12.3%
Specialty Program	35.5	30.9	4.6	14.7%
Specialty Risk and Extended Warranty	191.1	96.0	95.1	99.2%
Total AmTrust Quota Share Reinsurance	$343.2	$230.7	$112.5	48.8%

Net premiums earned increased by $34.6 million or 34.1% for the three months ended June 30, 2011 as compared to the same period in 2010.    The increase in net premiums earned was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, which accounted for $19.5 million of the overall increase.  Excluding this new coverage, the net premiums earned in the segment increased by $15.1 million or 14.9%.  The table below details components of net premiums earned for the three months ended June 30, 2011 as compared to the same period in 2010:

	For the three months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$51.3	$56.2	$(4.9)	(8.7)%
Specialty Program	20.1	16.7	3.4	20.5%
Specialty Risk and Extended Warranty	64.9	28.8	36.1	125.3%
Total AmTrust Quota Share Reinsurance	$136.3	$101.7	$34.6	34.1%

Net premiums earned increased by $38.5 million or 18.1% for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in net premiums earned was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, which accounted for $19.5 million of the overall increase.  Excluding this new coverage, the net premiums earned in the segment increased by $19.0 million or 8.9%.  The table below details components of net premiums earned for the six months ended June 30, 2011 as compared to the same period in 2010:

	For the six months ended June 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$100.5	$108.1	$(7.6)	(7.1)%
Specialty Program	36.5	31.5	5.0	16.1%
Specialty Risk and Extended Warranty	113.8	72.7	41.1	56.4%
Total AmTrust Quota Share Reinsurance	$250.8	$212.3	$38.5	18.1%

Net Loss and Loss Adjustment Expenses.   Net loss and loss adjustment expenses increased by $31.3 million or 49.4% and $35.3 million and 26.5% for the three and six months ended June 30, 2011 as compared to the same periods in 2010, respectively.  The segments loss ratio increased to 69.5% and 67.1% for the three and six months ended June 30, 2011 compared to 62.4% and 62.6% for the same periods in 2010. The increase in the loss ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty under the Reinsurance Agreement, which historically produces higher loss ratios than the other lines of business associated with the Reinsurance Agreement.

Commission and Other Acquisition Expenses.   Commission and other acquisition expenses increased by $5.0 million or 15.2% and $6.1 million or 8.8% for the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively. The commission and acquisition ratio declined to 28.0% and 30.0% for the three and six months ended June 30, 2011 as compared to 32.5% and 32.6% for the same periods in 2010, respectively.  The change in both the expenses and ratio reflects the modifications to ceding commission made under the Reinsurance Agreement and the lower ceding commission and profit share under the European Hospital Liability Quota Share, both effective April 1, 2011.  The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $1.1 million for the three and six months ended June 30, 2011.  Expenses have also increased in both periods as a result of ongoing growth in earned premium.

General and Administrative Expenses.  General and administrative expenses increased by less than $0.2 million for the six months ended June 30, 2011 compared to the same period in 2010.

ACAC Quota Share Segment

 Please refer to the above discussion of the ACAC Transaction, which resulted in this segment commencing on March 1, 2010.  As a result, comparability between periods is affected by the fact that the results for the first quarter of 2010 reflect only one month of results.  For the three and six months ended June 30, 2011, the combined ratio was 97.1% and 97.2%, compared to a combined ratio of 96.8% for both the three months ended June 30, 2010 and the period March 1 to June 30, 2010.

	For the three months ended June 30,		For the six months ended June 30,	For the period from March 1 to June 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net premiums written	$62.5	$67.2	$126.5	$89.0
Net premiums earned	$61.2	$20.4	$119.0	$22.4
Net loss and loss adjustment expenses	(39.5)	(12.7)	(76.8)	(14.0)
Commissions and other acquisitions expenses	(19.4)	(7.0)	(37.9)	(7.7)
General and administrative expenses	(0.5)	—	(1.0)	—
Underwriting income	$1.8	$0.7	$3.3	$0.7
Net loss and loss expense ratio	64.5%	62.5%	64.5%	62.5%
Acquisition cost ratio	31.8%	34.3%	31.8%	34.3%
General and administrative expense ratio	0.8%	—	0.9%	—
Expense ratio	32.6%	34.3%	32.7%	34.3%
Combined ratio	97.1%	96.8%	97.2%	96.8%

Premiums.  Net premium written decreased by $4.7 million, or 7.0% for the three months ended June 30, 2011 compared to the same period in 2010.  The table below details net premiums written by line of business in this segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,		Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$35.5	$38.5	$(3.0)	(7.9)%
Automobile physical damage	27.0	28.7	(1.7)	(5.8)%
Total ACAC Quota Share	$62.5	$67.2	$(4.7)	(7.0)%

Net premium written increased by $37.5 million, or 42.0% for the six months ended June 30, 2011 compared to the period from March 1 to June 30, 2010.  The table below details net premiums written by line of business in this segment for the six months ended June 30, 2011 and the period March 1 to June 30, 2010:

	For the six months ended June 30,	For the period from March 1 to June 30,	Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$72.2	$51.0	$21.2	41.7%
Automobile physical damage	54.3	38.0	16.3	42.5%
Total ACAC Quota Share	$126.5	$89.0	$37.5	42.0%

Net premium earned increased by $40.9 million, or 200.9% for the three months ended June 30, 2011 compared to the same period in 2010.  The table below details net premiums earned by line of business in this segment for the three months ended June 30, 2011 and 2010:

	For the three months ended June 30,		Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$35.0	$11.4	$23.6	206.1%
Automobile physical damage	26.2	8.9	17.3	194.2%
Total ACAC Quota Share	$61.2	$20.3	$40.9	200.9%

Net premium earned increased by $96.6 million, or 430.6% for the six months ended June 30, 2011 compared to the period from March 1 to June 30, 2010.  The table below details net premiums earned by line of business in this segment for the six months ended June 30, 2011 and 2010:

	For the six months ended June 30,	For the period from March 1 to June 30,	Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$68.0	$12.6	$55.4	440.1%
Automobile physical damage	51.0	9.8	41.2	418.5%
Total ACAC Quota Share	$119.0	$22.4	$96.6	430.6%

Commission and Other Acquisition Expenses.   The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For both the three and six months ended June 30, 2011, the three months ended June 30, 2010 and the period from March 1 to June 30, 2010, the acquisition cost ratio of 31.8% and 31.8%, 34.3% and 34.3%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. At June 30, 2011, the statutory capital and surplus of Maiden Bermuda was $682.4 million, and the amount of capital and surplus required to be maintained was $163.2 million. During 2011 and 2010, Maiden Bermuda paid no dividends to Maiden Holdings.

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

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay net loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2010 is as follows:

	For the six months ended June 30,
	2011	2010
	($ in Millions)
Operating activities	$43.6	$72.4
Investing activities	39.0	33.6
Financing activities	18.5	(33.6)
Effect of foreign exchange	1.1	(0.8)
Total increase in cash and cash equivalents	$102.2	$71.6

Cash flows provided by operations for the six months ended June 30, 2011 were $43.6 million compared to $72.4 million for the six months ended June 30, 2010.  The amount of cash provided by operations was lower in 2011 as compared to 2010 due to growth in the Company’s premium, particularly in the second quarter of 2011, which resulted in a significant increase in reinsurance balances receivable as of June 30, 2011.  The Company’s assets grew by $310.7 million or 10.4% as of June 30, 2011 as compared to December 31, 2010.  This increase in assets should ultimately increase cash provided by operating activities as cash from that asset growth is realized.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. Net cash from investing activities provided $39.0 million during the six months ended June 30, 2011 compared to $33.6 million for the six months ended June 30, 2010, as the Company continued to deploy available cash for longer-term investments.   During the six months ended June 30, 2011, the proceeds of sales and calls of fixed maturity securities exceeded purchases of such instruments by $63.2 million. These net proceeds along with cash flow provided by operations contributed to the repayment of the Company’s repurchase agreements.

Cash flows provided by financing activities were $18.5 million for the six months ended June 30, 2011 compared to $33.6 million used in for the six months ended June, 2010.  In 2011, cash flow provided included $107.5 million from the closing of the Senior Note Offering, offset by dividends paid of $10.1 million and the repayment of $76.2 million of the proceeds from the securities sold under agreements to repurchase, at contract value.   In 2010, cash flow used consisted of dividends paid of $9.1 million and the repayment of $24.4 million of the proceeds from the securities sold under agreements to repurchase, at contract value.

As of June 30, 2011, cash and cash equivalents are temporarily elevated due to the timing of the closing of the Senior Notes Offering on June 24, 2011, which totaled $107.5 million and the repurchase of a like amount junior subordinated debt related to the 2009 TRUPS Offering on July 15, 2011 which was funded by the Senior Notes Offering. Including the repurchase expense associated with the junior subordinated debt, cash and cash equivalents would have been $122.6 million lower at June 30 had the repurchase occurred on or before June 30, 2011.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of June 30, 2011, certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining are on the records of Maiden US.

As of June 30, 2011, total trust account deposits were $1,421.8 million compared to $1,518.9 million as of December 31, 2010. The following table details additional information on the trust account deposits by segment and by underlying asset as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$12.0	$596.8	$608.8	$13.4	$558.1	$571.5
Maiden Bermuda	35.6	323.0	358.6	49.0	515.8	564.8
Total Diversified Reinsurance Segment	47.6	919.8	967.4	62.4	1,073.9	1,136.3

Maiden Bermuda	18.9	387.6	406.5	18.1	340.5	358.6
Total AmTrust Quota Share Reinsurance Segment	18.9	387.6	406.5	18.1	340.5	358.6

Maiden Bermuda	0.7	47.2	47.9	9.3	14.7	24.0
ACAC Quota Share	0.7	47.2	47.9	9.3	14.7	24.0
Total	$67.2	$1,354.6	$1,421.8	$89.8	$1,429.1	$1,518.9

As part of the AmTrust Quota Share, Maiden Bermuda has also loaned funds totaling $168.0 million as of June 30, 2011 and December 31, 2010, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $27.9 million and $24.0 million as of June 30, 2011 and December 31, 2010, respectively.

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

The pre-existing funds withheld amounts (“IIS Funds Withheld”) and cash transferred to GMAC IICL are included in the consolidated balance sheet as Funds Withheld.  When the underlying reinsurance contracts are novated to Maiden Bermuda per the terms of the IICL Agreement, Maiden Bermuda will provide collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.  As of June 30, 2011, eight novations of reinsurance contracts have been agreed to; transfers of the subject balances to the Company are pending.  At June 30, 2011 and December 31, 2010, the IIS Funds Withheld balance consisted of the following:

	June 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$102.9	70.8%	$109.1	71.4%
Cash and cash equivalents	10.2	7.0%	10.3	6.8%
Funds held on underlying business	18.3	12.6%	18.0	11.8%
Insurance balances receivable and other	13.9	9.6%	15.3	10.0%
Total	$145.3	100.0%	$152.7	100.0%

The fixed maturity portfolio consists of non-U.S. government debt, 73.5% and 67.1% of which is rated AAA as of June 30, 2011 and December 31, 2010, respectively.  The three largest non-U.S. Sovereign government issuers are the following:

	June 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom	$30.5	29.6%	$29.8	27.3%
Germany	21.1	20.5%	19.9	18.2%
Italy	18.8	18.2%	17.4	15.9%

As of December 31, 2010, 9.6% of these securities consist of non-U.S. government obligations related to Ireland which we have subsequently disposed of.  As of June 30, 2011, we do not have any non-U.S. government and government related obligations related to Ireland, Greece, Portugal or Spain.  We had no exposure to government elected obligations of Greece, Portugal and Spain as of December 31, 2010. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are substantially considered available-for-sale (“AFS”) with an orientation to generating current income. As of June 30, 2011, the weighted average duration of our fixed maturity investment portfolio was 3.61 years and there were approximately $76.2 million of net unrealized gains in the portfolio, compared to a duration of 3.8 years and net AFS  unrealized gains of $54.6 million in the portfolio as of December 31, 2010.  The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value at June 30, 2011 and December 31, 2010:

As of June 30, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$661.9	$52.4	$(9.0)	$705.3
Non U.S. government bonds	14.7	1.5	—	16.2
Municipal bonds	42.2	0.6	(0.5)	42.3
U.S. Treasury bond	44.2	1.4	—	45.6
U.S. agency bonds – mortgage backed	994.8	30.3	(2.0)	1,023.1
U.S. agency bonds - other	16.8	1.5	—	18.3
Total AFS fixed maturities	$1,774.6	$87.7	$(11.5)	$1,850.8

Other investments	$1.8	$0.2	$—	$2.0

As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$673.8	$46.6	$(11.4)	$709.0
Non U.S. government bonds	15.5	0.4	—	15.9
Municipal bonds	45.2	0.4	(0.8)	44.8
U.S. Treasury bond	92.0	1.1	(1.4)	91.7
U.S. agency bonds – mortgage backed	951.5	22.4	(4.4)	969.5
U.S. agency bonds - other	41.8	1.7	—	43.5
Total AFS fixed maturities	$1,819.8	$72.6	$(18.0)	$1,874.4

Other investments	$5.8	$0.1	$—	$5.9

 Investments were generally stable in the second quarter of 2011. Positive operating cash flows and a continuing increase in fair values were offset by utilization of funds to reduce to $0 the securities sold under agreements to repurchase, at contract value at June 30, 2011.

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a non-credit (i.e., recoverable) impairment.

During the three months ended June 30, 2011 and 2010, the Company recognized no other-than-temporary impairment. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at June 30, 2011, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2011.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010, are classified as trading for the purpose of augmenting where possible investment returns. For the three and six months ended June 30, 2011, $0.8 million and $0.8 million in realized gains from these trading activities occurred, as compared to a net realized loss of $0.6 million for the same periods in 2010, respectively.  As of June 30, 2011, the Company maintained one open long position in a U.S. treasury bond valued at $49.9 million which as of June 30, 2011 had resulted in an unrealized loss of $0.3 million which is recorded in net realized and unrealized gains (losses) on the Company’s consolidated statements of income. This position was subsequently sold in July 2011 at a gain of $0.7 million.

The following table presents information regarding our invested assets that were in an unrealized loss position at June 30, 2011 and December 31, 2010, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of June 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. agency bonds – mortgage backed	$218.9	$(2.0)	$—	$—	$218.9	$(2.0)
Corporate bonds	55.1	(1.0)	129.5	(8.0)	184.6	(9.0)
Municipal bonds	15.9	(0.5)	—	—	15.9	(0.5)
Total temporarily impaired AFS securities	$289.9	$(3.5)	$129.5	$(8.0)	$419.4	$(11.5)

As of June 30, 2011, there were approximately 21 securities in an unrealized loss position with a fair value of $419.4 million and unrealized losses of $11.5 million.  Of these securities, there are 7 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $129.5 million and unrealized losses of $8.0 million.

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

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio (on a fair value basis) as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$66.5	3.6%	$65.4	3.5%
Due after one year through five years	228.1	12.3%	180.2	9.6%
Due after five years through ten years	455.9	24.6%	578.7	30.9%
Due after ten years	77.2	4.2%	80.6	4.3%
U.S. agency bonds - mortgage-backed securities	1,023.1	55.3%	969.5	51.7%
Total	$1,850.8	100.0%	$1,874.4	100.0%

As of June 30, 2011 and December 31, 2010, 98.8% and 97.9%, respectively, of our AFS fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

Ratings as of June 30, 2011	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$44.2	$45.6	2.4%
U.S. agency bonds	1,011.6	1,041.4	56.3%
AAA	57.2	60.5	3.3%
AA+, AA, AA-	83.6	90.5	4.9%
A+, A, A-	323.5	331.4	17.9%
BBB+, BBB, BBB-	232.4	258.8	14.0%
BB+ or lower	22.1	22.6	1.2%
Total	$1,774.6	$1,850.8	100.0%

Ratings as of December 31, 2010	Amortized Cost	Fair Market Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$92.0	$91.7	4.9%
U.S. agency bonds	993.2	1,013.0	54.0%
AAA	74.7	78.5	4.2%
AA+, AA, AA-	74.5	79.4	4.2%
A+, A, A-	325.3	329.1	17.6%
BBB+, BBB, BBB-	222.5	244.1	13.0%
BB+ or lower	37.6	38.6	2.1%
Total	$1,819.8	$1,874.4	100.0%

The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at June 30, 2011 and December 31, 2010 are provided below:

	June 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities (“MBS”)
Residential mortgage-backed (“RMBS”)
GNMA – Fixed Rate	$258.5	24.8%	$273.5	27.0%
FNMA – Fixed Rate	512.9	49.3%	465.7	46.0%
FNMA – Variable Rate	86.0	8.3%	80.0	7.9%
FHLMC – Fixed Rate	165.7	15.9%	150.3	14.8%
Total agency RMBS	1,023.1	98.3%	969.5	95.7%
Total mortgage-backed securities	1,023.1	98.3%	969.5	95.7%
Non-MBS fixed rate Agency securities	18.3	1.7%	43.5	4.3%
Total US Agency bonds	$1,041.4	100.0%	$1,013.0	100.0%

The Company has substantial holdings of corporate securities in 2011 that take advantage of various investment opportunities in this asset class. As of June 30, 2011 and December 31, 2010, 35.1% and 31.8% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate Securities
Financial Institutions	$529.1	75.0%	$486.1	68.6%
Industrials	121.0	17.2%	161.5	22.8%
Utilities/Other	55.2	7.8%	61.4	8.6%
Total Corporate Securities	$705.3	100.0%	$709.0	100.0%

The Company’s 10 largest corporate holdings as of June 30, 2011 as carried at fair value and as a percentage of all fixed income securities are as follows:

	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$36.8	1.9%
Citigroup Inc. FLT, Due 6/9/2016 (1)	24.8	1.3%
Barclays Bank PLC FLT Due 2/24/2020	20.2	1.1%
Merrill Lynch FLT, Due 6/5/2012 (1)	20.0	1.0%
Bear Stearns FLT Due 11/21/2016 (1)	19.1	1.0%
HSBC Finance FLT, Due 6/1/2016 (1)	19.0	1.0%
SLM Corp FLT, Due 1/27/2014 (1)	19.0	1.0%
JPMorgan Chase FLT, Due 6/13/2016 (1)	18.7	1.0%
PartnerRe Finance LLC Due 6/1/2020	15.1	0.8%
GE Capital Corp FLT, Due 3/20/2014 (1)	14.7	0.8%
Total	$207.4	10.9%

(1)	Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domiciled entity with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as of June 30, 2011 and December 31, 2010, municipal securities only composed 2.3% and 2.4% of the Company’s fixed maturity portfolio, respectively.

We also own, as a result of our acquisition of Maiden LF, a limited amount of non-U.S. sovereign government debt, of which 87.4% and 90.2% is rated AAA as of June 30, 2011 and December 31, 2010, respectively.  The three largest non-U.S. sovereign government issuers are:

	June 30, 2011		December 31, 2010
	Fair value	% of Total	Fair value	% of Total
	($ in Millions)		($ in Millions)
Germany	$10.1	62.6%	$11.6	73.0%
Netherlands	2.4	15.1%	1.5	9.6%
Belgium	2.0	12.6%	1.5	9.5%

As of December 31, 2010, 0.3% of these securities consist of non-U.S. government obligations of Ireland which were subsequently disposed of in the second quarter of 2011.  We do not have any non-U.S. government and government related obligations of Italy, Greece, Portugal and Spain as of June 30, 2011 and December 31, 2010.

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

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	($ in Millions)
Reinsurance balances receivable, net	$379.8	$226.3
Prepaid reinsurance premiums	37.6	29.0
Deferred commission and other acquisition costs	245.4	203.6
Reserve for loss and loss adjustment expenses	(1,279.7)	(1,226.8)
Unearned premiums	(841.0)	(657.6)

In general, the increases in these balances reflect the continued growth of the Company, in particular growth in the business of the Diversified Reinsurance segment as a result of both the IIS Acquisition and that segment’s U.S. business, along with continuing growth in the AmTrust segment, including the addition of the European Hospital Liability Quota Share.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	($ in Millions)
Junior Subordinated Debt	$215.2	$215.2
Senior Notes	107.5	—
Maiden shareholders’ equity	759.3	750.2
Total capital resources	$1,082.0	$965.4

Ratio of debt to total capitalization	29.8%	22.3%

 The increase in the ratio of debt to total capitalization is temporary as of June 30, 2011, as a result of differences in timing between the closing of the Senior Notes Offering on June 24, 2011 and the repurchase of $107.5 million in junior subordinated debt, which occurred on July 15, 2011.  Total capitalization as of June 30, 2011 is temporarily increased by $89.0 million, which represents the amount of junior subordinated debentures (net of accelerated amortization of discount) which were repurchased on July 15, 2011.  Adjusting for this temporary difference, the normalized ratio of debt to total capitalization as of June 30, 2011 is 23.5%.

As of June 30, 2011, our shareholders’ equity was $759.3 million, a 1.2% increase compared to $750.2 million as of December 31, 2010. The increase was due primarily to unrealized gains on investments of $21.6 million, gains on cumulative translation adjustment from foreign currencies of $1.9 million offset by dividends declared of $10.1 million and the net loss for the six months ended June 30, 2011 of $5.0 million.

On June 24, 2011, the Company completed an offering of $107.5 million aggregate principal amount of 8.25% Senior Notes due June 15, 2041, including $7.5 million aggregate principal amount of Senior Notes to be issued and sold by the Company pursuant to the underwriters’ exercise in part of their over-allotment option.  The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to but excluding the redemption date.

The net proceeds from the Senior Notes Offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses.  With the underwriters’ exercise part of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, in the three and six months ended June 30, 2011, the Company incurred a non-recurring call premium charge of approximately $15.1 million.  The Company has also incurred an additional non-recurring non-cash charge of $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering.  These charges have decreased the shareholder’s equity as of June 30, 2011 by $35.4 million.  Our shareholder’s equity is expected to increase in the future from interest expense savings that will result from this offering.

On January 20, 2009, as part of the TRUPS Offering, the Company established a special purpose trust for the purpose of issuing trust preferred securities. This involved private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”) and 45 common shares, $.01 par value, of the Company for a purchase price of $1,000.45 per Unit.

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

Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the remaining amount of the Trust Preferred Securities were repaid within five years of the date of issuance (adjusted for the $107.5 million repurchase of Junior Subordinated Debt, which occurred on July 15, 2011), the additional amount due would be $21.4 million, which would be a reduction in earnings.

Further, the value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At June 30, 2011, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities (adjusted for the $107.5 million repurchase of Junior Subordinated Debt, which occurred on July 15, 2011) was $26.3 million. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

The Company expects to continue to evaluate additional opportunities to refinance the TRUPS Offering securities at lower, more cost-effective interest rate levels. To the extent that such refinancing does occur prior to January 20, 2014, the Company may incur additional interest penalties pursuant to the terms of the TRUPS Offering. The Company’s objective would be to generate recurring interest expense savings that would match or exceed the cost of any such interest penalty. However, it is possible this may not occur depending on market conditions and other factors beyond the Company’s control.

In addition, to the extent that any or all of the remaining TRUPS Offering securities are refinanced at any time until ultimate maturity, the Company would incur additional non-recurring non-cash charges against its shareholders equity, which represent the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering.

Currency and Foreign Exchange

We conduct business in a variety of non-U.S. currencies, the principal ones being the Euro, the British pound, the Canadian dollar, the Swedish krona, Australian dollar and the Russian ruble.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position.

The Company also has exposure to foreign currency risk due to both its ownership of its German, Swedish and United Kingdom subsidiaries and divisions, whose functional currencies are the Euro and the British pound sterling, and to collection of premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company's most significant foreign currency exposures are to the Euro and the British pound.

We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the periods reported.

For the translation of the Company's subsidiaries' and divisions’ financial statements whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are included in the foreign currency translation adjustment, which is a separate component of accumulated other comprehensive income in shareholders' equity.

The foreign currency translation adjustment increased by $0.5 million during the three months ended June 30, 2011, due to both the Company's net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations. The following table provides a reconciliation of the foreign currency translation adjustment for the periods ended June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	($ in Millions)
Foreign currency translation adjustment at beginning of period	$(0.4)	$—
Change in foreign currency translation adjustment included in accumulated other comprehensive income	1.9	(0.4)
Foreign currency translation adjustment at end of period	$1.5	$(0.4)

Net foreign exchange gains totaled $0.9 million during the three months ended June 30, 2011 compared to losses of $0.4 million during the same period in 2010 and were reflected in our Consolidated Statements of Income.  The gains in 2011 reflect the continuing weakness in the U.S. dollar against both the Euro and British pound.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2011, we had fixed maturity securities with a fair value of $1.9 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2011 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of June 30, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$1,743.8	$(156.8)	(20.7)%
100 basis point increase	1,818.7	(81.9)	(10.8)%
No change	1,900.6	—	—%
100 basis point decrease	1,982.8	82.2	10.8%
200 basis point decrease	2,072.8	172.2	22.7%

The interest rate sensitivity on the $168.0 million loan to related party carries an interest rate of one month LIBOR plus 90 basis points.  A fluctuation of 100 and 200 basis points in LIBOR would increase or decrease our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, depending on the direction of the change in LIBOR, but would not increase or decrease the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company's counterparty credit risk exposures as of June 30, 2011 have not changed materially compared to December 31, 2010.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At June 30, 2011, 62.0% of the Company's fixed income portfolio was rated AAA (or equivalent rating), 22.8% was rated A- or better and only 1.2% of the Company's fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AAA (see Investments in Item 2 of Part I of this Form 10-Q), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.9% and 10.9% of the Company's total fixed income securities, respectively.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company's credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk.

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company, which is expected to occur during 2011 pursuant to the terms of the IICL Agreement. At June 30, 2011, the IIS Funds Withheld account due from GMAC IICL was $145.3 million, including $102.9 million in segregated investment portfolios which represents collateral pledged to various cedants required by the underlying reinsurance contracts. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

The Company is subject to the credit risk of this cedant in the event of insolvency or GMAC IICL’s failure to honor the value of the funds held balances for any other reason. However, the Company's credit risk is partially mitigated by the fact that the Company generally has the right to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company's brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company's policy, the Company might remain liable to the insured for the deficiency. The Company's exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item1 and 1A of Part I of the Company’s Form 10-K, filed on March 14, 2011, respectively, for detailed information on three brokers that accounted for approximately 56.3% of the Company's gross premiums written through brokers in the Diversified Reinsurance segment for the year ended December 31, 2010.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company's clients at June 30, 2011 were $379.8 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible.  There was no allowance for uncollectible reinsurance balances receivable at June 30, 2011.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $15.6 million at June 30, 2011.  At June 30, 2011, $10.7 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Consolidated Financial Statements.

The Company is generally able to match its liability funds against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2011, no hedging instruments have been entered into.

Our principal exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a change in the Company’s net assets of $16.1 million and $32.2 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. We believe that we had ample reason for terminating such employment for good and sufficient legal cause, and we believe that the claim is without merit and are vigorously defending this claim. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety.  Mr. Turin objected to the Secretary’s findings and requested a hearing before an administrative law judge in the U.S. Department of Labor.  We moved to dismiss Mr. Turin’s complaint, and our motion was granted by the Administrative Law Judge on June 30, 2011.  On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge’s decision with the Administrative Review Board in the U.S. Department of Labor.  We will be filing our brief in opposition to the petition for review in the near future.

Item 1A. Risk Factors

The following risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 has been amended to reflect our receipt of tax assurance from the Bermuda Minister of Finance that we might become subject to tax in Bermuda in 2035 (instead of 2016 as previously reported in the risk factor).

We may become subject to taxes in Bermuda after 2035, which may have a material adverse effect on our financial condition and operating results and on an investment in our shares.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Maiden Holdings and Maiden Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Maiden Holdings, Maiden Bermuda or any of their respective operations or their respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by them) until March 31, 2035. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. Since Maiden Holdings and Maiden Bermuda are incorporated in Bermuda, we will be subject to changes of law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

Item 5. Other Information

As reported on our Schedule 14A filed with the SEC on March 31, 2011, the Compensation Committee of the Board of Directors approved the formation of a long term incentive program under our Amended and Restated 2007 Share Incentive Plan (the "Plan") with the assistance of our compensation consultant on March 1, 2011.  On that date, the Committee determined to award performance-based restricted share units ("PB-RSUs") to five of our named executive officers, John Marshaleck, Karen Schmitt, Patrick J. Haveron, Ronald M. Judd and Lawrence F. Metz, as well as eight other senior Company employees, subject to the amendment of the Plan to expressly permit restricted share units, adoption of a form of restricted share unit agreement and acceptance of the terms of the agreement by the intended grantees.  The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on Nasdaq of our common shares on that date (i.e. 65% Mr. Marshaleck's salary, or $390,000, divided by the closing price on March 1, 2011 of $7.97, equals a grant of 48,934 PB-RSUs).  This initial grant of PB-RSUs fully vests on March 1, 2013.

To effect the grants of the PB-RSUs, the Committee amended the Plan to allow for the grant of restricted share units and approved the terms of a form of restricted share unit agreement, which amendment and form of agreement were approved by the Committee on July 26, 2011 and are attached as Exhibits 10.1 and 10.2 to this Quarterly Report.  The performance-based restricted share unit agreements contain restrictive non-compete and non-solicitation covenants [and other material terms], which required agreement and execution by the grantees of the PB-RSUs to become effective.  As a result, the PB-RSU grants were effected in August 2011.

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011

10.2	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan

10.3	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011

10.4	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011

10.5
Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011

10.6
First Amendment to Amended and Restated Declaration of Trust, dated as of July 14, 2011, by and among Maiden Holdings North America, Ltd., Arturo M. Raschbaum, John M. Marshaleck and Karen L. Schmitt, as all of the Administrators , and Wilmington Trust Company, as Institutional Trustee and Delaware Trustee

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2011.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2011.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2011.

101
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q, formatted in XBRL (eXtensive Business Reporting Language):  (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD. (Registrant)

Date: August 8, 2011	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN M. MARSHALECK
John M. Marshaleck
Chief Financial Officer
(Principal Financial and Accounting Officer)