Form 10-Q
period 2011-09-30
Maiden Holdings, Ltd.
filed 2011-11-08
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 2, 2011, the Registrant had one class of Common Stock ($.01 par value), of which 72,206,276 shares were outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2011:$1,821,751; 2010: $1,819,775)	$1,898,070	$1,874,433
Other investments, at fair value (Cost 2011: $1,812; 2010: $5,751)	2,010	5,847
Total investments	1,900,080	1,880,280
Cash and cash equivalents	146,308	96,151
Restricted cash and cash equivalents	96,770	89,756
Accrued investment income	11,344	14,091
Reinsurance balances receivable, net (includes $181,457 and $95,227 from related parties in 2011 and 2010, respectively)	372,521	226,333
Funds withheld	143,952	152,713
Prepaid reinsurance premiums (includes $7,519 and $1,211 from related parties in 2011 and 2010, respectively)	39,339	28,992
Reinsurance recoverable on unpaid losses (includes $3,673 and $383 from related parties in 2011 and 2010, respectively)	12,573	6,656
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $142,146 and $118,015 from related parties in 2011 and 2010, respectively)	248,144	203,631
Goodwill and intangible assets, net	100,026	103,905
Other assets	17,035	12,079
Total assets	$3,256,067	$2,982,562
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $355,578 and $263,916 from related parties in 2011 and 2010, respectively)	$1,325,836	$1,226,773
Unearned premiums (includes $480,444 and $366,412 from related parties in 2011 and 2010, respectively)	845,424	657,556
Accrued expenses and other liabilities	83,507	56,368
Securities sold under agreements to repurchase, at contract value	—	76,225
Senior notes	107,500	—
Junior subordinated debt	126,251	215,191
Total liabilities	2,488,518	2,232,113
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value;73,168,608 and 73,069,436 shares issued in 2011 and 2010, respectively; 72,206,272 and 72,107,100 shares outstanding in 2011 and 2010, respectively)	732	731
Additional paid-in capital	578,634	577,135
Accumulated other comprehensive income	74,762	54,334
Retained earnings	116,882	121,775
Treasury shares, at cost (2011 and 2010: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	767,209	750,174
Noncontrolling interest in subsidiaries	340	275
Total equity	767,549	750,449
Total liabilities and equity	$3,256,067	$2,982,562

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Revenues:
Gross premiums written	$451,130	$289,815	$1,384,302	$951,981
Net premiums written	$428,586	$273,435	$1,315,052	$897,776
Change in unearned premiums	(8,309)	36,158	(180,457)	(40,470)
Net premiums earned	420,277	309,593	1,134,595	857,306
Other insurance revenue	4,530	—	11,364	—
Net investment income	18,749	17,500	57,708	53,956
Net realized and unrealized investment (losses) gains	(2,900)	1,627	(2,262)	2,474
Total revenues	440,656	328,720	1,201,405	913,736
Expenses:
Net loss and loss adjustment expenses	274,504	200,625	746,285	546,264
Commission and other acquisition expenses	126,777	88,956	339,673	254,799
General and administrative expenses	12,475	10,840	37,607	28,876
Interest and amortization expenses	8,178	9,117	26,588	27,348
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	20,313	—
Junior subordinated debt repurchase expense	—	—	15,050	—
Amortization of intangible assets	1,258	1,452	3,775	4,356
Foreign exchange losses (gains)	1,103	(1,187)	(898)	380
Total expenses	424,295	309,803	1,188,393	862,023
Income before income taxes	16,361	18,917	13,012	51,713
Income taxes:
Current tax expense	203	100	1,299	100
Deferred tax expense	156	291	738	881
Income tax expense	359	391	2,037	981
Net income	16,002	18,526	10,975	50,732
Add: Loss attributable to noncontrolling interest	2	—	5	—
Net income attributable to Maiden shareholders	$16,004	$18,526	$10,980	$50,732

Basic earnings per share attributable to Maiden shareholders	$0.22	$0.26	$0.15	$0.72
Diluted earnings per share attributable to Maiden shareholders	$0.22	$0.26	$0.15	$0.72
Dividends declared per common share	$0.08	$0.065	$0.22	$0.195

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of U.S. dollars)
(Unaudited)

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Comprehensive income:
Net income	$16,002	$18,526	$10,975	$50,732
Other comprehensive income
Unrealized holdings net gains arising during the period	33	22,675	21,795	51,598
Adjustment for reclassification of net realized losses (gains) recognized in net income	65	(3,226)	(75)	(7,407)
Foreign currency translation adjustment	(3,206)	—	(1,291)	—
Other comprehensive (loss) income	(3,108)	19,449	20,429	44,191
Comprehensive income	12,894	37,975	31,404	94,923
Net loss attributable to noncontrolling interest	2	—	5	—
Other comprehensive loss (income) attributable to noncontrolling interest	22	—	(1)	—
Comprehensive loss attributable to noncontrolling interest	24	—	4	—
Comprehensive income attributable to Maiden shareholders	$12,918	$37,975	$31,408	$94,923

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands of U.S. dollars)
(Unaudited)

		Maiden Shareholders’ Equity
For the nine months ended September 30, 2011	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$750,449	$121,775	$(3,801)	$54,334	$731	$577,135	$275
Exercise of options and issuance of shares	348				1	347	—
Partial disposal of interest in subsidiary	210					141	69
Net income (loss)	10,975	10,980					(5)
Change in net unrealized gains on investments	21,720			21,720			—
Foreign currency translation adjustment	(1,291)			(1,292)			1
Share based compensation	1,011					1,011	—
Dividends on common shares	(15,873)	(15,873)					—
Ending balance	$767,549	$116,882	$(3,801)	$74,762	$732	$578,634	$340

		Maiden Shareholders’ Equity
For the nine months ended September 30, 2010	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$676,526	$70,781	$(3,801)	$32,747	$713	$576,086	$—
Exercise of options and issuance of shares	61				18	43	—
Exchange of warrants for common shares	(18)					(18)	—
Net income	50,732	50,732					—
Change in net unrealized gains on investments	44,191			44,191			—
Share based compensation	702					702	—
Dividends on common shares	(13,825)	(13,825)					—
Ending balance	$758,369	$107,688	$(3,801)	$76,938	$731	$576,813	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

For the nine months ended September 30,	2011	2010
Cash flows from operating activities:
Net income	$10,975	$50,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,828	5,370
Net realized and unrealized losses (gains) on investments	2,262	(2,474)
Foreign exchange (gains) losses	(898)	380
Amortization of share-based compensation expense, bond premium and discount and junior subordinated debt discount, net	20,248	(4,313)
Changes in assets - (increase) decrease:
Reinsurance balances receivable, net	(151,263)	(46,938)
Funds withheld	16,402	—
Prepaid reinsurance premiums	(10,347)	(2,823)
Reinsurance recoverable on unpaid losses	(5,917)	5,984
Accrued investment income	2,749	70
Deferred commission and other acquisition costs	(44,635)	(14,258)
Other assets	(9,650)	(3,570)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	100,223	87,541
Unearned premiums	191,135	44,754
Accrued expenses and other liabilities	(23,002)	(6,238)
Net cash provided by operating activities	105,110	114,217
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(359,140)	(408,765)
Purchases of fixed-maturity securities – trading and short sales	(825,703)	(918,476)
Purchases of other investments	(1,026)	(136)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	106,041	113,136
Proceeds from sales of fixed-maturity securities – trading and short sales	826,509	967,548
Proceeds from maturities and calls of fixed-maturity securities – available-for-sale	297,321	409,061
Proceeds from redemption of other investments	4,382	38
Increase in restricted cash and cash equivalents	(7,014)	(73,923)
Purchase of capital assets	(1,093)	(916)
Net cash provided by investing activities	40,277	87,567
Cash flows from financing activities:
Repurchase agreements, net	(76,225)	(25,727)
Senior notes issuance	107,500	—
Senior notes issuance cost	(2,811)	—
Repayment of junior subordinated debt	(107,500)	—
Common share issuance	348	43
Dividends paid	(15,144)	(13,707)
Net cash used in financing activities	(93,832)	(39,391)
Effect of exchange rate changes on foreign currency cash	(1,398)	(303)
Net increase in cash and cash equivalents	50,157	162,090
Cash and cash equivalents, beginning of period	96,151	107,396
Cash and cash equivalents, end of period	$146,308	$269,486

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

1. Basis of Presentation – Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries (the “Company” or “Maiden”) and have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission (“SEC”). Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the consolidated financial statements.

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

Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

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

Intangibles — Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The FASB provided a sample list of events and circumstances that an entity can consider in performing its qualitative assessment. Under the amended guidance, an entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test and may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Company’s results of operations, financial position or liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale and other investments as of September 30, 2011 and December 31, 2010 are as follows:

As of September 30, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities – available-for-sale:
U.S. treasury bonds	$44,208	$1,834	$—	$46,042
U.S. agency bonds – mortgage-backed	976,019	45,938	(5)	1,021,952
U.S. agency bonds – other	16,738	1,856	—	18,594
Non-U.S. government bonds	14,584	578	—	15,162
Corporate bonds	659,471	49,965	(24,527)	684,909
Municipal bonds	110,731	680	—	111,411
Total available-for-sale fixed maturities	$1,821,751	$100,851	$(24,532)	$1,898,070

Other investments	$1,812	$198	$—	$2,010

As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed Maturities – available-for-sale:
U.S. treasury bonds	$92,043	$1,108	$(1,422)	$91,729
U.S. agency bonds – mortgage-backed	951,465	22,351	(4,348)	969,468
U.S. agency bonds – other	41,770	1,638	—	43,408
Non-U.S. government bonds	15,494	444	—	15,938
Corporate bonds	673,756	46,647	(11,410)	708,993
Municipal bonds	45,247	441	(791)	44,897
Total available-for-sale fixed maturities	$1,819,775	$72,629	$(17,971)	$1,874,433

Other investments	$5,751	$96	$—	$5,847

The contractual maturities of our fixed maturities, available-for-sale as of September 30, 2011 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

As of September 30, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Maturity
Due in one year or less	$67,804	$67,418	3.6%
Due after one year through five years	222,474	221,039	11.7%
Due after five years through ten years	423,502	452,131	23.8%
Due after ten years	131,952	135,530	7.1%
	845,732	876,118	46.2%
U.S. agency bonds – mortgage-backed	976,019	1,021,952	53.8%
Total	$1,821,751	$1,898,070	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

The following tables summarize our available-for-sale securities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$2,258	$(5)	$—	$—	$2,258	$(5)
Corporate bonds	127,659	(5,088)	118,138	(19,439)	245,797	(24,527)
Total temporarily impaired available-for-sale securities	$129,917	$(5,093)	$118,138	$(19,439)	$248,055	$(24,532)

As of September 30, 2011, there were approximately 26 securities in an unrealized loss position with a fair value of $248,055 and unrealized losses of $24,532. Of these securities, there are 7 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $118,138 and unrealized losses of $19,439.

	Less than 12 Months		12 Months or More		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:
U.S. treasury bonds	$47,165	$(1,422)	$—	$—	$47,165	$(1,422)
U.S. agency bonds – mortgage-backed	315,370	(4,348)	—	—	315,370	(4,348)
Corporate bonds	86,976	(1,555)	166,062	(9,855)	253,038	(11,410)
Municipal bonds	27,315	(791)	—	—	27,315	(791)
Total temporarily impaired available-for-sale securities	$476,826	$(8,116)	$166,062	$(9,855)	$642,888	$(17,971)

As of December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642,888 and unrealized losses of $17,971. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166,062 and unrealized losses of $9,855.

Other-Than-Temporary Impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of September 30, 2011, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and nine months ended September 30, 2011 and 2010, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at September 30, 2011 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:
	September 30, 2011		December 31, 2010
Hedge fund	$—	—	$4,846	82.9%
Investments in limited partnerships	2,010	100.0%	1,001	17.1%
Total other investments	$2,010	100.0%	$5,847	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $3,990 as of September 30, 2011.

(c) Realized and Unrealized Investment Gains and Losses

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The Company maintained one open position in a U.S. Treasury bond sold but not yet purchased valued at $55,495 which resulted in an unrealized loss of $3,143, which is recorded in net realized and unrealized investment gains (losses) on the Company’s consolidated statement of income for the three and nine months ended September 30, 2011, respectively. The following provides an analysis of realized and unrealized investment gains and losses for the three and nine months ended September 30, 2011 and 2010:

For the three months ended September 30, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$1,036	$(1,078)	$(42)
Trading securities and short sales	1,898	(1,590)	308
Other investments	—	(23)	(23)
Net realized gains	2,934	(2,691)	243
Unrealized loss on short sales	—	(3,143)	(3,143)
Net realized and unrealized investment gains (losses)	$2,934	$(5,834)	$(2,900)

For the three months ended September 30, 2010	Gross gains	Gross losses	Net
Available-for-sale securities	$3,612	$(137)	$3,475
Trading securities	1,127	(781)	346
Other investments	—	(249)	(249)
Net realized gains	4,739	(1,167)	3,572
Unrealized loss on short sales	—	(1,945)	(1,945)
Net realized and unrealized investment gains (losses)	$4,739	$(3,112)	$1,627

For the nine months ended September 30, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$1,310	$(1,118)	$192
Trading securities and short sales	2,708	(1,902)	806
Other investments	—	(117)	(117)
Net realized gains	4,018	(3,137)	881
Unrealized loss on short sales	—	(3,143)	(3,143)
Net realized and unrealized investment gains (losses)	$4,018	$(6,280)	$(2,262)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

For the nine months ended September 30, 2010	Gross gains	Gross losses	Net
Available-for-sale securities	$9,412	$(1,756)	$7,656
Trading securities	1,649	(1,918)	(269)
Other investments	—	(249)	(249)
Net realized gains	11,061	(3,923)	7,138
Unrealized loss on short sales	—	(4,664)	(4,664)
Net realized and unrealized investment gains (losses)	$11,061	$(8,587)	$2,474

Proceeds from sales of fixed maturities classified as available-for-sale were $106,041 and $113,136 for the nine months ended September 30, 2011 and 2010, respectively.

Net unrealized gain (loss) on available-for-sale securities and other investments was as follows:

	September 30, 2011	September 30, 2010
Fixed maturities	$76,319	$76,941
Other investments	198	(3)
Total net unrealized gains	76,517	76,938
Deferred income tax expense	(43)	—
Net unrealized gains, net of deferred income tax	$76,474	$76,938
Change in unrealized gains, net of deferred income tax	$21,720	$44,191

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

	September 30, 2011	December 31, 2010
Restricted cash – third party agreements	$53,268	$59,615
Restricted cash – related party agreements	43,038	29,743
Restricted cash – U.S. state regulatory authorities	464	398
Total restricted cash	96,770	89,756
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2011 – $866,400; 2010 – $1,024,895 )	890,616	1,053,982
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2011 – $424,180; 2010 – $339,810 )	453,258	361,424
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2011 – $12,865; 2010 – $13,198 )	13,763	13,690
Total restricted investments	1,357,637	1,429,096
Total restricted cash and investments	$1,454,407	$1,518,852

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3. Investments (continued)

(e) Other

The Company enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. During the period, the Company repaid the entire balance outstanding of $76,225. Interest expense associated with these repurchase agreements was $0 and $756 for the three and nine months ended September 30, 2011, respectively, (2010 - $463 and $818, respectively) out of which $0 was accrued as of September 30, 2011 (December 31, 2010 - $702).

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company’s liability for securities to be delivered is measured at their fair value and as of September 30, 2011 were $55,495 for a U.S. Treasury bond.  This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.  Collateral of an equivalent amount has been pledged to the clearing broker.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2011.

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

Municipals:  Municipal securities comprise bonds and auction rate securities issued by U.S. domiciled state and municipality entities. The fair value of these securities is generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipals are observable market inputs, municipals are classified within Level 2.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company’s financial assets and financial liabilities are measured on a recurring basis as of September 30, 2011 and December 31, 2010:

As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$46,042	$—	$—	$46,042
U.S. agency bonds – mortgage-backed	—	1,021,952	—	1,021,952
U.S. agency bonds – other	—	18,594	—	18,594
Non U.S. government bonds	—	15,162	—	15,162
Corporate bonds	—	684,909	—	684,909
Municipal bonds	—	111,411	—	111,411
Other investments	—	—	2,010	2,010
Total investments	$46,042	$1,852,028	$2,010	$1,900,080
As a percentage of total assets	1.4%	56.9%	0.1%	58.4%
Liabilities
Securities sold but not yet purchased	$—	$55,495	$—	$55,495
As a percentage of total liabilities	—	2.2%	—	2.2%

As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$91,729	$—	$—	$91,729
U.S. agency bonds – mortgage-backed	—	969,468	—	969,468
U.S. agency bonds – other	—	43,408	—	43,408
Non U.S. government bonds	—	15,938	—	15,938
Corporate bonds	—	708,993	—	708,993
Municipal bonds	—	44,897	—	44,897
Other investments	—	—	5,847	5,847
Total investments	$91,729	$1,782,704	$5,847	$1,880,280
As a percentage of total assets	3.1%	59.7%	0.2%	63.0%
Liabilities
Securities sold under agreements to repurchase	$—	$76,225	$—	$76,225
As a percentage of total liabilities	—	3.4%	—	3.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2011 and 2010:

Other Investments:	For the three months ended September 30, 2011	For the three months ended September 30, 2010
Balance at beginning of period	$1,962	$5,677
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	(23)	(249)
Change in net unrealized gains – included in other comprehensive income	19	—
Change in net unrealized losses – included in other comprehensive income	—	122
Purchases	192	4,764
Sales and redemptions	(140)	(4,783)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,010	$5,531
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

Other Investments:	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Balance at beginning of period	$5,847	$5,549
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized losses – included in net income	(117)	(249)
Change in net unrealized gains – included in other comprehensive income	102	—
Change in net unrealized losses – included in other comprehensive income	—	133
Purchases	1,026	4,887
Sales and redemptions	(4,848)	(4,789)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,010	$5,531
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

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

Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing.

The following table shows an analysis of goodwill and intangible assets as of September 30, 2011 and December 31, 2010:

As of September 30, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,325	$—	$58,325	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(17,426)	33,974	15 years double declining
Net balance	$117, 452	$(17,426)	$100,026

As of December 31, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,429	$—	$58,429	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(13,651)	37,749	15 years double declining
Net balance	$117,556	$(13,651)	$103,905

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three and nine months ended September 30, 2011 and 2010. The estimated amortization expenses for the next five years are:

September 30, 2011
2011	$1,258
2012	4,362
2013	3,781
2014	3,276
2015	2,840

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

6. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly-owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"), issued $107,500 principal amount of 8.25% Senior Notes (“Senior Notes”) due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date.  In order to ensure that issuance of the Senior Notes resulted in a long term favorable impact to Maiden shareholders, the Company sought to repurchase a portion of the Trust Preferred Securities, described below, with the proceeds of the Senior Notes offering. Under the redemption notice provisions of the Trust Preferred Securities, the Company was required to give at least 30 days’ notice in advance of the next interest payment (July 15, 2011) prior to redemption, or incur an additional quarter's interest payments.  Since the Senior Notes offering was initiated after the 30 day notice period on June 16, 2011, the Company offered to all holders an option to have a portion of their Trust Preferred Securities repurchased on a pro rata basis from the proceeds of the Senior Notes offering in exchange for a waiver of such notice provisions and an agreement to accept interest through July 15, 2011.  Certain of the Trust Preferred Securities holders accepted the offer by June 16, 2011.  All proceeds of the Senior Notes offering were used to repurchase the Trust Preferred Securities of the holders who accepted the offer.  The Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the Senior Notes were $104,689, after placement agent fees and expense or debt issuance cost of $2,811, and were used to repurchase $107,500 principal amount portion of the outstanding Junior Subordinated Debt, as discussed above. The issuance costs related to the Senior Notes were capitalized and will be amortized over the life of the notes.

The interest on the Senior Notes is payable each quarter beginning on September 15, 2011 and included accrued interest from June 24, 2011. Interest expense for the three months period ended September 30, 2011 and the period from June 24, 2011 to September 30, 2011 were $2,217 and $2,390, respectively, out of which $394 was accrued as of September 30, 2011.

Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden NA, and 45 common shares, $0.01 par value, of the Company for a purchase price of $1,000.45 per Unit (the “TRUPS Offering”).  In the aggregate, 11,700,000 common shares were issued to the purchasers in the TRUPS Offering. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses.

Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company’s Founding Shareholders, purchased an aggregate of 159,000 of the Units, or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

The Trust used the proceeds from the sale of the Trust Preferred Securities to purchase a subordinated debenture (the “Junior Subordinated Debt”) in the principal amount of $260,000 issued by Maiden NA.

Under the terms of the Trust Preferred Securities, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the remaining amount of the Trust Preferred Securities were repaid within five years of the date of issuance (adjusted for the $107,500 repurchase of Junior Subordinated Debt, which occurred on July 15, 2011), the additional amount due would be $21,350, which would be a reduction in earnings.

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

As a consequence of the issuance of a majority of the Units to a related party under ASC Topic 810 “Consolidation”, the Trust is a variable interest entity and the Company is deemed not to be the primary beneficiary of the Trust, therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Junior Subordinated Debt and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%.

Using the proceeds from the Senior Notes Offering and existing cash, the Company repurchased $107,500 of the Junior Subordinated Debt on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred a repurchase expense equivalent to one year’s interest expense or $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to those repurchased Junior Subordinated Debt which amounted to $20,313.

As of September 30, 2011, the stated value of the Junior Subordinated Debt was $126,251 which comprises the principal amount of $152,500 and unamortized discount of $26,249. Amortization expense for the three and nine months ended September 30, 2011 was $4 and $33, respectively (2010 - $17 and $48, respectively).  Interest expense for the three and nine months ended September 30, 2011 was $5,965 and $24,165, respectively (2010 - $9,100 and $27,300, respectively), out of which $4,448 was accrued as of September 30, 2011.

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the three months ended September 30, 2011	For the three months ended September 30, 2010	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Net income attributable to Maiden shareholders	$16,004	$18,526	$10,980	$50,732

Weighted average number of common shares outstanding – basic	72,182,759	70,493,545	72,136,366	70,359,688
Potentially dilutive securities:
Share options	739,209	491,837	746,968	483,774
Weighted average number of common shares outstanding – diluted	72,921,968	70,985,382	72,883,334	70,843,462

Basic earnings per share attributable to Maiden shareholders:	$0.22	$0.26	$0.15	$0.72
Diluted earnings per share attributable to Maiden shareholders:	$0.22	$0.26	$0.15	$0.72

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

7. Earnings per Common Share (continued)

As of September 30, 2011, 2,147,674 share options (September 30, 2010 – 1,756,961) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

8. Share Based Compensation

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of approximately $333 and $1,011 for the three and nine months ended September 30, 2011, respectively (2010 - $252 and $702, respectively).

The key assumptions used in determining the fair value of options granted in the three and nine months ended September 30, 2011 and a summary of the methodology applied to develop each assumption are as follows:

Assumptions:	September 30, 2011
Volatility	29.8-46.0%
Risk-free interest rate	1.62-3.30%
Weighted average expected lives in years	5-6.1 years
Forfeiture rate	0%
Dividend yield rate	1-5.39%

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation (continued)

The following tables show all options granted, exercised, expired and exchanged under the Plan for the three and nine months ended September 30, 2011 and 2010:

For the three months ended September 30, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2011	2,892,533	$6.47	7.96 years
Granted	—	—	—
Exercised	(55,642)	3.28	—
Cancelled	(1,750)	7.66	—
Outstanding, September 30, 2011	2,835,141	$6.54	7.72 years

For the three months ended September 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2010	2,381,230	$6.01	8.56 years
Granted	22,500	7.68	10.00 years
Exercised	(13,593)	3.28	—
Cancelled	(4,251)	3.28	—
Outstanding, September 30, 2010	2,385,886	$6.05	8.32 years

For the nine months ended September 30, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2010	2,940,876	$6.41	8.40 years
Granted	36,500	8.81	9.61 years
Exercised	(99,172)	3.50	—
Cancelled	(43,063)	7.23	—
Outstanding, September 30, 2011	2,835,141	$6.54	7.72 years

For the nine months ended September 30, 2010	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2009	2,036,542	$5.79	8.86 years
Granted	372,500	7.28	9.46 years
Exercised	(14,405)	3.28	—
Cancelled	(8,751)	3.28	—
Outstanding, September 30, 2010	2,385,886	$6.05	8.32 years

The weighted average grant date fair value was $1.97 and $1.79 for all options outstanding at September 30, 2011 and 2010, respectively. There was approximately $2,411 and $2,324 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of September 30, 2011 and 2010, respectively.

9. Dividends Declared

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

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused Maiden Insurance Company Ltd. (“Maiden Bermuda”), a wholly-owned subsidiary of the Company, and AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust’s U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries’ unearned premium reserves, effective as of July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries’ net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Reinsurance Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums. The Reinsurance Agreement had an initial term of three years, which has been extended for three years through June 30, 2013, and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Bermuda notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

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

Effective April 1, 2011, Maiden Bermuda and AII amended the Reinsurance Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements and the Reinsurance Agreement was extended by one year to July 14, 2014, and shall automatically renew for successive three-year periods thereafter, unless the Reinsured or Maiden Bermuda elects to terminate this Reinsurance Agreement effective as of July 1, 2014 or as of the expiration of any successive three-year period. If the AII or Maiden Bermuda elects to so terminate this Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

The Company recorded approximately $41,722 and $112,965 of ceding commission expense for the three and nine months ended September 30, 2011, respectively, (2010 - $37,501 and $104,085, respectively) as a result of this transaction.

AmTrust European Hospital Liability Quota Share Agreement (“European Hospital Liability Quota Share”)

Effective April 1, 2011, the Company, through Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited, both wholly-owned subsidiaries of AmTrust.  Pursuant to the terms of the contract, Maiden Bermuda will assume 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011.  The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011.  The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow the reinsured a profit share on original net premiums ceded under the contract.  The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  For the three and six months period ended September 30, 2011, the Company recorded approximately $1,127 and $2,102 of commission expense, respectively, as a result of this transaction.

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

Effective September 1, 2010, the Company through its indirect wholly-owned subsidiary, Maiden Specialty Insurance Company (“Maiden Specialty”), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. (“Technology”), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program (“OPL”) and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program (“NAXS”). Maiden Specialty’s involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. Maiden Specialty recorded approximately $1,862 and $4,119 of premiums earned ceded and $564 and $1,253 ceding commission for the three and nine months ended September 30, 2011, respectively, (2010 – nil).

Effective September 1, 2010, the Company, through its indirect wholly-owned subsidiary, Maiden Reinsurance Company (“Maiden US”), entered into a reinsurance agreement with Security National Insurance Company (“SNIC”), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year. Under this agreement, Maiden US recorded approximately $0 and $7 of premiums earned and $0 and $0.1 commission expense for the three and nine months ended September 30, 2011, respectively, (2010 – $0).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Collateral provided to AmTrust

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•
by lending funds in the amount of $167,975 as of September 30, 2011 and December 31, 2010 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda’s assets with AII’s other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda’s assets with the AmTrust subsidiaries’ other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a trust account, drawn on a letter of credit or maintained by such AmTrust subsidiary as withheld funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda’s assets held in the trust account exceeds Maiden Bermuda’s proportionate share of AII’s obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda’s assets from a trust account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda’s proportionate share of AII’s obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided). The amount of accrued interest relating to the loan was $473 and $496 as of September 30, 2011 and December 31, 2010, respectively; and

•
by entering into a Reinsurer Trust Assets Collateral agreement. The amount of the collateral, as of September 30, 2011 was approximately $429,926 (December 31, 2010 – $358,621) and the accrued interest was $3,824 (December 31, 2010 – $3,684).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. (“AIIB”), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium reinsured from AII. The brokerage fee is payable in consideration of AIIB’s brokerage services. AIIB is not the Company’s exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. The Company recorded approximately $1,996 and $5,131 of reinsurance brokerage expense for the three and nine months ended September 30, 2011, respectively, (2010 - $1,509 and $4,163, respectively) and deferred reinsurance brokerage of $4,838 and $3,552 as of September 30, 2011 and December 31, 2010, respectively, as a result of these agreements.

The Company paid brokerage fees to AmTrust’s subsidiary AmTrust North America of $33 and $70 for the three and nine months ended September 30, 2011, respectively, (2010 - $33 and $53, respectively) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for an annual fee equal to 0.35% of average invested assets plus all costs incurred. Effective April 1, 2008, the investment management services quarterly fee has been reduced to 0.05% if the average value of the account is less than or equal to $1,000,000 and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1,000,000. The Company recorded approximately $795 and $2,364 of investment management fees for the three and nine months ended September 30, 2011, respectively, (2010 - $650 and $1,968, respectively) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. (“AUI”), a wholly-owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and will automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the three months ended September 30, 2011 and for the period from March 1, 2011 to September 30, 2011, the Company recorded an expense of $23 and $65, respectively, for the use of the aircraft.

The following describes transactions between the Company and American Capital Acquisition Corporation (“ACAC”):

ACAC Quota Share Reinsurance Agreement

On March 1, 2010, Maiden Bermuda entered into a three year 25% quota share reinsurance agreement with ACAC. ACAC is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Annuity Trust”), which is controlled by Michael Karfunkel (“Karfunkel”), individually, and AmTrust.  ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation (“Motors”) (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the Chairman of the Board of Directors of ACAC.

The Company, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, American Capital Partners Re, Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Annuity Trust, and AmTrust, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda’s participation in the ACAC Quota Share may be terminated by ACAC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. Maiden Bermuda may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda’s consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.

The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm’s length negotiations and reflect current market terms and conditions.

Maiden Bermuda recorded approximately $19,156 and $55,458 of ceding commission expense for the three and nine months ended September 30, 2011, respectively, (2010 - $15,089 and $22,379, respectively) as a result of this transaction.

Other

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company (“New South”), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. For the three and nine months ended September 30, 2011, Maiden Specialty recorded approximately $0 and $(0.6) of ceded premium, respectively and $0 and $0.2 of ceding commissions, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities.  The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  American Capital Partners Re, Ltd., an entity owned by the Annuity Trust controlled by Michael Karfunkel  accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011.  George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500 of the principal amount of the Senior Notes.  The Company’s Audit Committee reviewed and approved ACAC’s, AII’s, and George Karfunkel’s participation in the Senior Notes offering.

11. Segments

The Company currently operates three business segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition costs, loans, goodwill and intangibles, and restricted cash and investments. All remaining assets are allocated to Corporate.

The following tables summarize the underwriting results of our operating segments:

For the three months ended September 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total

Net premiums written	$188,652	$173,502	$66,432	$428,586
Net premiums earned	197,803	159,668	62,806	420,277
Other insurance revenue	4,530	—	—	4,530
Net loss and loss adjustment expenses	(123,267)	(110,727)	(40,510)	(274,504)
Commissions and other acquisition expenses	(62,032)	(44,845)	(19,900)	(126,777)
General and administrative expenses	(8,468)	(538)	(408)	(9,414)
Underwriting income	$8,566	$3,558	$1,988	$14,112

Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized investment gains (losses)				15,849
Amortization of intangible assets				(1,258)
Foreign exchange losses				(1,103)
Interest and amortization expenses				(8,178)
Accelerated amortization of junior subordinated debt discount and issuance cost				—
Junior subordinated debt repurchase expense				—
Other general and administrative expenses				(3,061)
Income tax expense				(359)
Loss attributable to noncontrolling interest				2
Net income attributable to Maiden shareholders				$16,004

Net loss and loss expense ratio*	60.9%	69.3%	64.5%	64.6%
Acquisition cost ratio**	30.7%	28.1%	31.7%	29.8%
General and administrative expense ratio***	4.2%	0.4%	0.6%	3.0%
Combined ratio****	95.8%	97.8%	96.8%	97.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the three months ended September 30, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total

Net premiums written	$104,452	$110,313	$58,670	$273,435
Net premiums earned	142,419	120,747	46,427	309,593
Net loss and loss adjustment expenses	(95,409)	(76,199)	(29,017)	(200,625)
Commissions and other acquisition expenses	(34,228)	(39,011)	(15,717)	(88,956)
General and administrative expenses	(6,745)	(220)	(124)	(7,089)
Underwriting income	$6,037	$5,317	$1,569	$12,923

Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized investment gains (losses)				19,127
Amortization of intangible assets				(1,452)
Foreign exchange gains				1,187
Interest and amortization expenses				(9,117)
Other general and administrative expenses				(3,751)
Income tax expense				(391)
Net Income attributable to Maiden shareholders				$18,526

Net loss and loss expense ratio*	67.0%	63.1%	62.5%	64.8%
Acquisition cost ratio**	24.0%	32.3%	33.9%	28.7%
General and administrative expense ratio***	4.8%	0.2%	0.2%	3.5%
Combined ratio****	95.8%	95.6%	96.6%	97.0%

For the nine months ended September 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total

Net premiums written	$605,490	$516,665	$192,897	$1,315,052
Net premiums earned	542,325	410,441	181,829	1,134,595
Other insurance revenue	11,364	—	—	11,364
Net loss and loss adjustment expenses	(349,999)	(279,006)	(117,280)	(746,285)
Commissions and other acquisition expenses	(161,709)	(120,198)	(57,766)	(339,673)
General and administrative expenses	(24,805)	(1,802)	(1,423)	(28,030)
Underwriting income	$17,176	$9,435	$5,360	$31,971

Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized investment gains (losses)				55,446
Amortization of intangible assets				(3,775)
Foreign exchange gains				898
Interest and amortization expenses				(26,588)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(9,577)
Income tax expense				(2,037)
Loss attributable to noncontrolling interest				5
Net income attributable to Maiden shareholders				$10,980

Net loss and loss expense ratio*	63.2%	68.0%	64.5%	65.1%
Acquisition cost ratio**	29.2%	29.3%	31.8%	29.6%
General and administrative expense ratio***	4.5%	0.4%	0.8%	3.3%
Combined ratio****	96.9%	97.7%	97.1%	98.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the nine months ended September 30, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total

Net premiums written	$409,075	$340,992	$147,709	$897,776
Net premiums earned	455,378	333,070	68,858	857,306
Net loss and loss adjustment expenses	(294,044)	(209,184)	(43,036)	(546,264)
Commissions and other acquisition expenses	(123,128)	(108,249)	(23,422)	(254,799)
General and administrative expenses	(18,343)	(1,292)	(124)	(19,759)
Underwriting income	$19,863	$14,345	$2,276	$36,484

Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized investment gains (losses)				56,430
Amortization of intangible assets				(4,356)
Foreign exchange losses				(380)
Interest and amortization expenses				(27,348)
Other general and administrative expenses				(9,117)
Income tax expense				(981)
Net Income attributable to Maiden shareholders				$50,732

Net loss and loss expense ratio*	64.6%	62.8%	62.5%	63.7%
Acquisition cost ratio**	27.0%	32.5%	34.0%	29.7%
General and administrative expense ratio***	4.0%	0.4%	0.2%	3.4%
Combined ratio****	95.6%	95.7%	96.7%	96.8%

*	Calculated by dividing net loss and loss adjustment expenses by net earned premium and other insurance revenue.
**	Calculated by dividing commission and other acquisition expenses by net earned premium and other insurance revenue.
***	Calculated by dividing general and administrative expenses by net earned premium and other insurance revenue.
****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

As of September 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total

Reinsurance balances receivable, net	$191,064	$107,761	$73,696	$372,521
Funds withheld	143,952	—	—	143,952
Prepaid reinsurance premiums	39,339	—	—	39,339
Reinsurance recoverable on unpaid losses	12,573	—	—	12,573
Deferred commission and other acquisition costs	103,850	114,714	29,580	248,144
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	100,026	—	—	100,026
Restricted investments and cash	966,990	429,926	57,491	1,454,407
Corporate and other assets	749	—	—	717,130
Total Assets	$1,558,543	$820,376	$160,767	$3,256,067

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

As of December 31, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total

Reinsurance balances receivable, net	$131,109	$25,566	$69,658	$226,333
Funds withheld	152,713	—	—	152,713
Prepaid reinsurance premiums	28,992	—	—	28,992
Reinsurance recoverable on unpaid losses	6,656	—	—	6,656
Deferred commission and other acquisition costs	85,252	92,155	26,224	203,631
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	103,905	—	—	103,905
Restricted investments and cash	1,136,252	358,621	23,979	1,518,852
Corporate and other assets	88	—	—	573,505
Total Assets	$1,644,967	$644,317	$119,861	$2,982,562

The following tables set forth financial information relating to gross and net premiums written and earned by major line of business for the three and nine months ended September 30, 2011 and 2010:

For the three months ended September 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$46,908	10.9%	$37,471	13.7%
Casualty	106,413	24.8%	54,178	19.8%
Accident and Health	13,238	3.1%	12,803	4.7%
International	22,093	5.2%	—	—
Total Diversified Reinsurance	188,652	44.0%	104,452	38.2%
AmTrust Quota Share Reinsurance
Small Commercial Business	57,836	13.5%	43,664	16.0%
Specialty Program	38,242	8.9%	20,996	7.7%
Specialty Risk and Extended Warranty	77,424	18.1%	45,653	16.7%
Total AmTrust Quota Share Reinsurance	173,502	40.5%	110,313	40.4%
ACAC Quota Share
Automobile Liability	38,453	9.0%	33,565	12.2%
Automobile Physical Damage	27,979	6.5%	25,105	9.2%
Total ACAC Quota Share	66,432	15.5%	58,670	21.4%
	$428,586	100.0%	$273,435	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the nine months ended September 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$168,612	12.8%	$131,800	14.7%
Casualty	314,216	23.9%	238,194	26.5%
Accident and Health	36,779	2.8%	39,081	4.4%
International	85,883	6.5%	—	—
Total Diversified Reinsurance	605,490	46.0%	409,075	45.6%
AmTrust Quota Share Reinsurance
Small Commercial Business	174,448	13.3%	147,494	16.4%
Specialty Program	73,674	5.6%	51,897	5.8%
Specialty Risk and Extended Warranty	268,543	20.4%	141,601	15.8%
Total AmTrust Quota Share Reinsurance	516,665	39.3%	340,992	38.0%
ACAC Quota Share
Automobile Liability	110,661	8.4%	84,524	9.4%
Automobile Physical Damage	82,236	6.3%	63,185	7.0%
Total ACAC Quota Share	192,897	14.7%	147,709	16.4%
	$1,315,052	100.0%	$897,776	100.0%

For the three months ended September 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$45,345	10.8%	$42,800	13.8%
Casualty	107,757	25.6%	86,028	27.8%
Accident and Health	10,425	2.5%	13,591	4.4%
International	34,276	8.2%	—	—
Total Diversified Reinsurance	197,803	47.1%	142,419	46.0%
AmTrust Quota Share Reinsurance
Small Commercial Business	55,542	13.2%	46,744	15.1%
Specialty Program	26,642	6.3%	21,494	6.9%
Specialty Risk and Extended Warranty	77,484	18.5%	52,509	17.0%
Total AmTrust Quota Share Reinsurance	159,668	38.0%	120,747	39.0%
ACAC Quota Share
Automobile Liability	36,126	8.6%	26,001	8.4%
Automobile Physical Damage	26,680	6.3%	20,426	6.6%
Total ACAC Quota Share	62,806	14.9%	46,427	15.0%
	$420,277	100.0%	$309,593	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the nine months ended September 30,	2011		2010
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$134,741	11.9%	$132,138	15.4%
Casualty	285,716	25.2%	270,103	31.5%
Accident and Health	33,524	3.0%	53,137	6.2%
International	88,344	7.7%	—	—
Total Diversified Reinsurance	542,325	47.8%	455,378	53.1%
AmTrust Quota Share Reinsurance
Small Commercial Business	156,041	13.7%	154,884	18.1%
Specialty Program	63,155	5.6%	52,948	6.2%
Specialty Risk and Extended Warranty	191,245	16.9%	125,238	14.6%
Total AmTrust Quota Share Reinsurance	410,441	36.2%	333,070	38.9%
ACAC Quota Share
Automobile Liability	104,146	9.2%	38,595	4.5%
Automobile Physical Damage	77,683	6.8%	30,263	3.5%
Total ACAC Quota Share	181,829	16.0%	68,858	8.0%
	$1,134,595	100.0%	$857,306	100.0%

12. Subsequent Events

Dividends

On November 2, 2011, the Company’s Board of Directors authorized a quarterly dividend of $0.08 per common share, payable on January 17, 2012 to shareholders of record on January 2, 2012.  As such, the dividend payable will be recorded during the fourth quarter of 2011.

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

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements.  These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves.  Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.  Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2011 and updated in our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2011.  The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company Ltd. (“Maiden Bermuda”) and have operations in the United States, Bermuda and Europe. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. Maiden Bermuda does not underwrite any primary insurance business.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. As of September 30, 2011, we had approximately $3.3 billion in total assets, $767.2 million of total shareholders’ equity and $1.0 billion in total capital, which includes shareholders’ equity and both senior notes and junior subordinated debt.

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

While natural and man-made catastrophes occur each year affecting reinsurance industry results, 2010 and the first nine months of 2011 experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., negatively impacting overall industry performance. Consistent with our business model, the Company experienced immaterial losses from the 2010 or 2011 global catastrophe events; however, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the Company’s results. Other U.S.-based catastrophe experience in 2011 has been within the Company’s expected parameters which are incorporated into the pricing of our Maiden US accounts.

In addition, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities; yields on these securities are at historically low levels. Continued existence of these conditions will increasingly adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions are not supportive of additional pricing measures which would stabilize underwriting trends.

Nonetheless, capital positions across the insurance and reinsurance industry appear to remain adequate at present.  Although the ultimate impact remains unclear and is currently more uncertain in light of reinsurance industry performance in the first nine months of 2011, broad industry conditions brought about by the combination of catastrophe events, unfavorable pricing and investment conditions appear to be more supportive of improved pricing in the near term.  The scope and tenure of this improved pricing environment is less certain. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such events continue, they could have a significant positive effect on competition and pricing.  We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

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

Total net proceeds from the offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses payable by Maiden NA and the Company. The net proceeds were used to repurchase a portion of the TRUPS Offering securities.  The Company repurchased $107.5 million of junior subordinated debt issued in the TRUPS Offering securities on July 15, 2011.   Pursuant to the terms of the TRUPS Offering, the Company incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in the Company's results of operations for the nine months ended September 30, 2011.  The Company will save approximately $6.2 million annually as a result of the refinancing, and approximately $15.9 million from the closing of the Senior Notes offering until January 20, 2014, the date on which the repurchase or redemption penalty associated with the TRUPS Offering expires.  As a result of the repurchase, the Company also incurred an additional non-recurring non-cash charge of approximately $20.3 million for the nine months ended September 30, 2011, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.

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

On September 1, 2011, in exchange for a 10% interest in GMAC VS, which is an insurance producer in Germany, we entered into cooperation agreements with the Opel Händler VersicherungService GmbH (“Opel Dealer Association”), the Opel dealer association in Germany and the German auto manufacturer Opel. We also renamed GMAC VS “Opel Auto Versicherung” (“OVS”).  The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and Maiden via OVS, respectively.

The aggregate purchase price of GMAC VS and the now renamed Maiden LF at November 30, 2010 was $22.3 million, which was the tangible book value of each entity. All balances of the IIS Acquisition were settled on an estimated basis and pursuant to the terms of the underlying agreements, will be subject to adjustment to the final actual balances in 2011 as of November 30, 2010.

ACAC Transaction

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share reinsurance agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. This business generated over $1.0 billion in net written premium in each of 2008, 2009 and 2010. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Annuity Trust”), which is controlled by Michael Karfunkel. The Annuity Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC. In addition to reinsurance support, we will provide support services focused on helping ACAC to continue its profitable expansion.  As noted, management of this business is treated as a separate segment captioned ACAC Quota Share.

Third Quarter and Nine Months Ended September 30, 2011 Financial Highlights

Consolidated Results of Operations

•
Net income attributable to Maiden shareholders of $16.0 million, or $0.22 basic and diluted earnings per share for the three months ended September 30, 2011 as compared to net income of $18.5 million or $0.26 basic and diluted earnings per share for the same period in 2010.

•
Operating earnings of $21.4 million, or $0.30 basic and $0.29 diluted operating earnings per share for the three months ended September 30, 2011 as compared to $18.0 million or $0.26 basic and $0.25 diluted operating earnings per share for the same period in 2010. (1)

•
Net income attributable to Maiden shareholders of $11.0 million, or $0.15 basic and diluted earnings per share for the nine months ended September 30, 2011 as compared to net income of $50.7 million, or $0.72 basic and diluted earnings per share for the same period in 2010.

•
Operating earnings of $52.4 million, or $0.73 basic and $0.72 diluted earnings per share for the nine months ended September 30, 2011 as compared to $55.4 million, or $0.72 basic and diluted earnings per share for the same period in 2010.

•	Gross premiums written of $451.1 million and $1,384.3 million for the three and nine months ended Sepember 30, 2011, an increase of 55.7% and 45.4% over 2010, respectively.

•	Net premiums earned of $420.3 million and $1,134.6 million for the three and nine months ended September 30, 2011, an increase of 35.8% and 32.3% over 2010, respectively.

•
Underwriting income of $14.1 million and $32.0 million and a combined ratio of 97.4% and 98.0% for the three and nine months ended September 30, 2011 as compared to $12.9 million and $36.5 million and 97.0% and 96.8%, respectively for the same periods in 2010. (1)

•	Adverse net underwriting impact of second quarter 2011 U.S. thunderstorm and tornado activity totaling $9.5 million, net of the Company’s quarterly provision for normalized catastrophe activity.

•
Non-recurring charges in the nine months ended September 30, 2011 related to Senior Notes Offering of $15.1 million for the repurchase expense of $107.5 million in junior subordinated debt funded by the Notes along with a $20.3 million non-cash charge for the accelerated amortization of subordinated debt discount and issuance costs related to the TRUPS Offering which were repurchased with the proceeds of the Senior Notes Offering.

•	Net investment income of $18.7 million and $57.7 million for the three and nine months ended September 30, 2011, an increase of 7.1% and 7.0% over the same periods in 2010, respectively.

Consolidated Financial Condition

•	Annualized operating return on equity of 11.1% and 9.2% for the three and nine months ended September 30, 2011 as compared to 9.6% and 10.3% for the same periods in 2010, respectively. (1)

•	Common shareholders' equity of $767.2 million; book value per common share of $10.63.

•	Total investments of $1.9 billion; fixed maturities comprise 99.9% of total investments, of which 66.2% have a credit rating of AA+ or better and an overall average credit rating of AA.

•	Total assets of $3.3 billion.

•	Reserve for losses and loss expenses of $1.3 billion.

•	Total debt of $233.8 million and a debt to total capitalization ratio of 23.4%.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net income attributable to Maiden shareholders	$16.0	$18.5	$11.0	$50.7
Add (subtract):
Net realized and unrealized investment losses (gains)	2.9	(1.6)	2.3	(2.5)
Amortization of intangible assets	1.2	1.4	3.7	4.4
Foreign exchange losses (gains)	1.1	(1.2)	(0.9)	0.4
Junior subordinated debt repurchase expense	—	—	15.1	—
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	20.3	—
Non-recurring general and administrative expenses relating to IIS Acquisition	—	0.6	0.2	1.5
Non-cash deferred tax expense	0.2	0.3	0.7	0.9
Operating earnings attributable to Maiden shareholders	$21.4	$18.0	$52.4	$55.4
Operating earnings per common share:
Basic operating earnings per share	$0.30	$0.26	$0.73	$0.79
Diluted operating earnings per share	$0.29	$0.25	$0.72	$0.78

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the three and nine months ended September 30, 2011 and 2010 is computed as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Operating earnings	$21.4	$18.0	$52.4	$55.4

Opening Maiden shareholders’ equity	$759.3	$724.8	$750.2	$676.5
Ending Maiden shareholders’ equity	767.2	758.4	767.2	758.4
Average Maiden shareholders’ equity	$763.3	$741.6	$758.7	$717.5

Operating return on equity	2.8%	2.4%	6.9%	7.7%
Annualized operating return on equity	11.1%	9.6%	9.2%	10.3%

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

The Company's revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as available-for-sale, and other investments that are held as available-for-sale. In accordance with GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments held as available-for-sale are generally excluded from earnings. These unrealized gains and losses are included on the Company's balance sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

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

Results of Operations

Net Income

The following table sets forth our selected consolidated statement of operations data for each of the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Gross premiums written	$451.1	$289.8	$1,384.3	$952.0

Net premiums written	$428.6	$273.4	$1,315.1	$897.8

Net premiums earned	$420.3	$309.6	$1,134.5	$857.3
Other insurance revenue	4.5	—	11.4	—
Net loss and loss adjustment expenses	(274.5)	(200.6)	(746.3)	(546.3)
Commissions and other acquisition expenses	(126.8)	(89.0)	(339.6)	(254.8)
General and administrative expenses	(9.4)	(7.1)	(28.0)	(19.7)
Total underwriting income	14.1	12.9	32.0	36.5
Other general and administrative expenses	(3.1)	(3.8)	(9.6)	(9.2)
Net investment income	18.7	17.5	57.7	54.0
Net realized and unrealized investment (losses) gains	(2.9)	1.6	(2.3)	2.5
Junior subordinated debt repurchase expense	—	—	(15.1)	—
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	(20.3)	—
Amortization of intangible assets	(1.2)	(1.4)	(3.7)	(4.4)
Foreign exchange (losses) gains	(1.1)	1.2	0.9	(0.4)
Interest and amortization expenses	(8.2)	(9.1)	(26.6)	(27.3)
Income tax expense	(0.3)	(0.4)	(2.0)	(1.0)
Net income	$16.0	$18.5	$11.0	$50.7

Selected Consolidated Ratios:
Net loss and loss expense ratio	64.6%	64.8%	65.1%	63.7%
Acquisition cost ratio	29.8%	28.7%	29.6%	29.7%
General and administrative expense ratio	3.0%	3.5%	3.3%	3.4%
Expense ratio	32.8%	32.2%	32.9%	33.1%
Combined ratio	97.4%	97.0%	98.0%	96.8%

Net income for the three months ended September 30, 2011 was $16.0 million as compared to $18.5 million for the same period in 2010. The 2011 results include improved underwriting income reflecting continued strong premium growth, offset by a slightly higher combined ratio in 2011. The lower net income result is primarily the result of realized and unrealized investment losses of $2.9 million in 2011 as compared to realized and unrealized investment gains of $1.6 million in 2010. Operating earnings were $21.4 million for the three months ended September 30, 2011, as compared to $18.0 million for the same period in 2010.

Net income for the nine months ended September 30, 2011 was $11.0 million as compared to $50.7 million for the same period in 2010. The lower result in 2011 was due to charges related to the Senior Notes offering and the results include $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of junior subordinated debt discount and issuance costs. Operating earnings, which exclude the items related to the Senior Notes offering as well as other items as defined, was $52.4 million for the nine months ended September 30, 2011, as compared to $55.4 million for the same period in 2010. The 2011 results reflect continued strong premium growth in all of the Company’s operating segments, offset by higher combined ratios in the Diversified and AmTrust Quota Share Reinsurance Segments. The 2011 results include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity. In addition, the lower result reflects realized and unrealized investment losses of $2.3 million in 2011 as compared to realized and unrealized investment gains of $2.5 million in 2010.

Comparison of Three and Nine Months Ended September 30, 2011 and 2010

Premiums.  We evaluate our business by segment. The following table details the mix of our business on both a net premiums written and net premiums earned basis:

	Net Premiums Written				Net Premiums Earned
	For the three months ended September 30,		For the nine months ended September 30,		For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Diversified Reinsurance	44.0%	38.2%	46.0%	45.6%	47.1%	46.0%	47.8%	53.1%
AmTrust Quota Share Reinsurance	40.5%	40.4%	39.3%	38.0%	38.0%	39.0%	36.2%	38.9%
ACAC Quota Share	15.5%	21.4%	14.7%	16.4%	14.9%	15.0%	16.0%	8.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

A variety of factors resulted in continuing growth in the Company’s premium on both a written and earned basis for both the three and nine months ended September 30, 2011 as compared to the same periods in 2010. These factors include:

•	In addition, the IIS Acquisition, which was completed in the fourth quarter of 2010 and is reported as part of the Diversified Reinsurance segment, continues to diversify the Company.

•
In the three and nine months ended September 30, 2011, the U.S. business associated with the Diversified Reinsurance business experienced strong growth resulting in further diversification of the Company’s premium base.

•
Finally, the Company continues to experience growth across all lines of business in its AmTrust segment, which added an additional line of business in the second quarter 2011, with the inception of the European Hospital Liability Quota Share, which is discussed in greater detail in the AmTrust segment discussion.

•	As noted previously, the ACAC Quota Share segment results in 2011 reflect a full nine months of operations as compared to 2010, which only had seven months of operations.

Net Premiums Written.  Net premiums increased by $155.2 million and $417.3 million or 56.7% and 46.5% for the three and nine months ended September 30, 2011 as compared to the same period in 2010, respectively.  The increase in net premiums written was primarily the result of the following:

•
Premium from the IIS Acquisition. The IIS Acquisition was completed on November 30, 2010; IIS contributed $22.1 million and $85.9 million of the overall increase in net premium written for the three and nine month periods in 2011, respectively.

•
Continued underwriting discipline by Maiden US.  Maiden US is maintaining its underwriting discipline in the face of ongoing significant market competition. However, Maiden US continues to see demand for its products and in the three and nine months ended September 30, 2011, was successful in securing a series of new accounts and experienced strong organic growth, which resulted in increased premiums of $60.7 million and $99.7 million, for those periods, respectively.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share increased premiums written by $10.5 million and $85.6 million in the three and nine months ended September 30, 2011, respectively, while the business assumed under the Master Agreement increased $52.7 million and $90.1 million in the three and nine months ended September 30, 2011, respectively.

•
Growth in the ACAC Quota Share segment.  2011 includes a full nine months of results compared to only seven months in 2010, resulting in growth of $45.2 million or 30.6% for the nine month period 2011 as compared to 2010.  For the three months ended September 30, 2011 net premiums written increased by $7.7 million or 13.2%, compared to the same period in 2010.

Excluding the business associated with the Hospital Liability Quota Share, $167.4 million or 50.5% of the increase in net premiums written for the nine months ended September 30, 2011 as compared to the same period in 2010 was attributable to the automobile line of business, primarily personal auto.

Net Premiums Earned.  Net premiums earned increased by $110.7 million and $277.2 million or 35.8% and 32.3% for the three and nine months ended September 30, 2011 as compared to the same period in 2010, respectively.  The increase in net premiums earned was primarily the result of:

•
First full calendar quarters of the IIS Acquisition. The IIS Acquisition was completed on November 30, 2010 and thus the nine months ended September 30, 2011 represents the first full calendar periods of operations for the business associated with the IIS Acquisition, which contributed $34.3 million and $88.3 million of the overall increase in net premiums earned for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010, respectively.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $22.6 million and $42.0 million in the three and nine months ended September 30, 2011 while the business assumed under the Master Agreement increased $16.4 million and $35.3 million in the three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively.

•
Growth in the ACAC Quota Share segment.  As noted, this new segment commenced on March 1, 2010 and thus the nine months ended September 30, 2011 represents a full nine month period as compared to only seven months in 2010, contributing $16.4 million and $113.0 million of the increase for the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010, respectively.

Other Insurance Revenue. Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The three and nine months ended September 30, 2011 represent the first full periods of operations for the IIS Fee Business and is primarily in respect of the German auto business.

Net Investment Income.  Net investment income increased by $1.2 million and $3.7 million, or 7.1% and 7.0% for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively. Average invested assets for the period were approximately $2.4 billion and $2.3 billion compared to $2.1 billion and $2.0 billion and average yields were approximately 3.1% and 3.3% compared to 3.4% and 3.5% for the three and nine months ended September 30, 2011 and 2010, respectively.  Continued growth in the overall book of business in all segments as described herein, combined with positive cash flow from operations over the last twelve months contributed to the growth in invested assets.

Net Realized and Unrealized Investment (Losses) Gains. Net realized and unrealized losses on investments were $2.9 million and $2.3 million for both the three and nine months ended September 30, 2011 compared to net realized and unrealized gains of $1.6 million and $2.5 million for the three and nine months ended September 30, 2010, respectively.  Please refer to Investments on page 52 for further information.

Net Loss and Loss Adjustment Expenses. Net loss and loss adjustment expenses increased by $73.9 million and $200.0 million, or 36.8% and 36.6% for the three and nine months ended September 30, 2011 compared to the same periods in 2010, respectively.   The Company’s loss ratio for the three months ended September 30, 2011 decreased to 64.6% from 64.8% for the same period in 2010. Stable loss ratios in the Company’s Diversified Reinsurance segment contributed to the decrease. The Company’s loss ratio for the nine months ended September 30, 2011 increased to 65.1% from 63.7% for same period in 2010. The underwriting impact of U.S storm activity increased the loss ratio by 0.8% in the nine months ended September 30, 2011. Adjusted for the storm losses, the Company’s loss ratio for the nine months ended September 30, 2011 was 64.3%, reflecting improved loss ratios in the Diversified Reinsurance segment as a result of the IIS Acquisition offset by higher loss ratios in the AmTrust and ACAC segments. The Company amortized gains as a reduction of losses assumed from the IIS and GMAC Re Acquisitions of $12.7 million and $27.7 million for the three and nine months ended September 30, 2011, as compared to $8.8 million and $20.4 million for the same periods in 2010, respectively.

  Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $37.8 million and $84.8 million, or 42.5% and 33.3% for the three and nine months ended September 30, 2011, respectively, compared to the same period in 2010.  This reflects both the growth in earned premium offset by modifications to ceding commission made under the Master Agreement and the lower ceding commission and profit share under the AmTrust European Hospital Liability Quota Share, both effective April 1, 2011 and discussed in further detail in that segment’s results of operations.

General and Administrative Expenses.  General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income.  General and administrative expenses consist of:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$9.4	$7.1	$28.0	$19.7
General and administrative expenses – corporate	3.1	3.8	9.6	9.2
Total	$12.5	$10.9	$37.6	$28.9
General and administrative expense ratio	3.0%	3.5%	3.3%	3.4%

Total general and administrative expenses increased by $1.6 million, or 15.1% and $8.7 million, or 30.2%, for the three and nine months ended September 30, 2011 compared to the same periods in 2010, respectively. The general and administrative expense ratio, which is a measure of the Company’s efficiency, was 3.0% and 3.3% for the three and nine months ended September 30, 2011 compared to 3.5% and 3.4% for the three and nine months ended September 30, 2010, respectively. The decrease in the three month period reflects the growth in the overall book of business in 2011 along with a decline in expenses from the IIS Acquisition in 2010, primarily non-recurring professional expenses.

Interest and Amortization Expenses.  The TRUPS Offering was completed in January 2009 and the Senior Notes Offering closed on June 24, 2011.  The interest expense for the three and nine months ended September 30, 2011 and 2010 consists of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
TRUPS Offering	$6.0	$9.1	$24.2	$27.3
Senior Note Offering	2.2	—	2.4	—
Total	$8.2	$9.1	$26.6	$27.3

The decrease in interest expense for the three and nine months ended September 30, 2011 as compared to the same periods in 2010 was due to the repurchase on July 15, 2011 of $107.5 million of the TRUPs Offering which have a coupon of 14.00%, the repurchase of which was financed with the issuance of the Senior Notes, which have a coupon of 8.25%. The weighted average interest rate was 13.16% and 16.20% for the three and nine months ended September 30, 2011 as compared to 16.95% for the same periods in 2010, respectively.

Income Taxes. As a result of the IIS Acquisition in the fourth quarter of 2010, the Company now accrues current income taxes in certain foreign jurisdictions, primarily Germany, Sweden and the United Kingdom. Accordingly, the Company incurred $0.3 million and $2.0 million in income taxes for the three and nine months ended September 30, 2011 as compared to $0.4 million and $1.0 million in the same period in 2010, respectively.

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

Diversified Reinsurance Segment

The combined ratio was 95.8% and 96.9% for the three and nine months ended September 30, 2011 as compared to 95.8% and 95.6% in the same periods ended 2010, respectively. As discussed previously, the 2011 results include the underwriting impact of U.S. storm activity, which increased the combined ratio by 1.8% for the nine months ended September 30, 2011.  Adjusted for the storm losses, the segment’s combined ratio for the nine months ended September 30, 2011 was 95.1% as compared to 95.6% for the same period in 2010, reflecting improved loss ratios in the segment.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net premiums written	$188.7	$104.4	$605.5	$409.1

Net premiums earned	$197.8	$142.4	$542.3	$455.4
Other insurance revenue	4.5	—	11.4	—
Net loss and loss adjustment expenses	(123.3)	(95.4)	(350.0)	(294.1)
Commissions and other acquisition expenses	(62.0)	(34.2)	(161.7)	(123.1)
General and administrative expenses	(8.5)	(6.8)	(24.8)	(18.3)
Underwriting income	$8.5	$6.0	$17.2	$19.9

Net loss and loss expense ratio	60.9%	67.0%	63.2%	64.6%
Acquisition cost ratio	30.7%	24.0%	29.2%	27.0%
General and administrative expense ratio	4.2%	4.8%	4.5%	4.0%
Expense ratio	34.9%	28.8%	33.7%	31.0%
Combined ratio	95.8%	95.8%	96.9%	95.6%

Net Premiums Written.  Net premiums written increased by $84.3 million and $196.4 million, or 80.6% and 48.0% for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively.  The table below details net premiums written by line of business in this segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$46.9	$37.4	$9.5	25.2%
Casualty	106.4	54.2	52.2	96.4%
Accident and Health	13.3	12.8	0.5	3.4%
International	22.1	—	22.1	NM
Total Diversified Reinsurance	$188.7	$104.4	$84.3	80.6%
 NM = Not Meaningful

As noted, the IIS Acquisition was completed on November 30, 2010 and the three months ended September 30, 2011 represents the third full calendar quarter of operations, which accounted for $22.1 million of the increase.  In addition, the business written by Maiden US experienced continued growth in the third quarter of 2011 of $60.7 million or 58.3%, as compared to the third quarter of 2010. A series of new accounts were successfully placed, primarily quota share reinsurance contracts.

  The table below details net premiums written by line of business in this segment for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$168.6	$131.8	$36.8	27.9%
Casualty	314.2	238.2	76.0	31.9%
Accident and Health	36.8	39.1	(2.3)	(5.9%)
International	85.9	—	85.9	NM
Total Diversified Reinsurance	$605.5	$409.1	$196.4	48.0%
 NM = Not Meaningful

As noted, the IIS Acquisition was completed on November 30, 2010 and the nine months ended September 30, 2011 represents the first three full calendar quarters of operations, which accounted for $85.9 million of the increase.  In the nine months ended September 30, 2011, approximately 68.9% of the net premium written of the International line of business was Personal Automobile business associated with the IIS Acquisition.  The remainder of the net premium written in the International line of business was Credit Life business associated with the IIS Acquisition.  Further, approximately 52.0% of the net premiums written in the International line of business originated in Germany.  No other country in International exceeded 10% of net premiums written for the nine months ended September 30, 2011.  In addition, the business written by Maiden US experienced solid growth in the nine months ended September 30, 2011 of $99.7 million or 25.3% as compared to the same period in 2010, when certain accounts were not renewed or more premiums was retained by clients. A series of new accounts were successfully added in 2011, primarily excess of loss reinsurance contracts.

Net Premiums Earned.   Net premium earned increased by $55.4 million and $86.9 million, or 38.9% and 19.1% for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, respectively.  The table below details net premiums earned by line of business in this segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$45.3	$42.8	$2.5	5.9%
Casualty	107.8	86.0	21.8	25.3%
Accident and Health	10.4	13.6	(3.2)	(23.3%)
International	34.3	—	34.3	NM
Total Diversified Reinsurance	$197.8	$142.4	$55.4	38.9%
NM = Not Meaningful

The increase in earned premiums reflects the addition of the business associated with the IIS Acquisition in 2011 as compared to 2010, which accounted for $34.3 million of the increase.  In addition, the business written by Maiden US and Maiden Bermuda experienced continued growth in the third quarter of 2011 of $21.1 million or 14.8% as compared to the third quarter of 2010.  Maiden US continued to experience strong growth in 2011 and Maiden Bermuda expanded an existing client account, causing the increase. This was offset by the decrease in the Accident & Health (“A&H”) line of business, reflecting Maiden’s disciplined underwriting and the Company’s de-emphasis of the A&H line of business, which resulted in a reduction in the amount of business written during 2011 and 2010, subsequently reducing the amount of premium earned in 2011.

The table below details net premiums earned by line of business in this segment for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Property	$134.7	$132.2	$2.5	2.0%
Casualty	285.7	270.1	15.6	5.8%
Accident and Health	33.5	53.1	(19.6)	(36.9%)
International	88.4	—	88.4	NM
Total Diversified Reinsurance	$542.3	$455.4	$86.9	19.1%
NM = Not Meaningful

The increase in earned premiums reflects the addition of the business associated with the IIS Acquisition in 2011 as compared to 2010. This was offset by the decrease in the Accident & Health line of business, reflecting Maiden’s disciplined underwriting and the Company’s de-emphasis of the A&H line of business, which resulted in a reduction in the amount of business written during 2011 and 2010, subsequently reducing the amount of premium earned in 2011.

Other Insurance Revenue.   Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The first nine months of 2011 represents the first full calendar periods of operations for the IIS Fee Business and is primarily in respect of the German auto business.

Net Loss and Loss Adjustment Expenses.   Net loss and loss adjustment expenses increased by $27.9 million and $55.9 million or 29.2% and 19.0% for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively. The segment's loss ratio for the three months ended September 30, 2011 decreased to 60.9% from 67.0% for the three months ended September 30, 2010, respectively. The segment’s loss ratio for the nine months ended September 30, 2011 decreased to 63.2% from 64.6% for the same period in 2010.  The underwriting impact of U.S storm activity increased the loss ratio by 1.7% in the nine months ended September 30, 2011. Adjusted for the storm losses, the Company’s loss ratio for the nine months ended September 30, 2011 was 61.5%. Amortized gains as a reduction of losses incurred from both the IIS and GMAC Re Acquisitions of $12.7 million and $27.7 million for the three and nine months ended September 30, 2011, as compared to $8.8 million and $20.4 million for the same periods in 2010, respectively.

Commission and Other Acquisition Expenses.  Commissions and other acquisition expenses increased by $27.8 million or 81.2% for the three months ended September 30, 2011 as compared to the same period in 2010 and increased $38.6 million or 31.3% for the nine months ended September 30, 2011 as compared to the same period in 2010, primarily reflecting the increased quota share business as a result of the IIS Acquisition, which typically has a higher ceding commission associated with that business.

General and Administrative Expenses.  General and administrative expenses increased by $1.7 million and $6.5 million, or 25.5% and 35.2%, for the three and nine months ended September 30, 2011 compared to the same periods in 2010, respectively. The increase in expenses is the result of growth in the segment premiums, particularly as a result of the IIS Acquisition.   The general and administrative expense ratio was 4.2% and 4.5% for the three and nine months ended September 30, 2011, as compared to 4.8% and 4.0% for the same periods in 2010, respectively. The overall expense ratio (including acquisition costs) was 34.9% and 33.7% and 28.8% and 31.0% for the three and nine months ended September 30, 2011 and 2010, respectively.

 AmTrust Quota Share Reinsurance Segment

Pursuant to agreements entered into on July 26, 2011, effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Quota Share Reinsurance Agreement (“Master Agreement”), including the ceding commission arrangements contained within that contract. These changes include: 1) extension of the Master Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the contract; 2) a reduction of the ceding commission payable under the Reinsurance Agreement to 30.0% for the period April 1 to December 31, 2011; and 3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Reinsurance Agreement, excluding business related to the Unitrin Business Insurance (“UBI”) business to either 30.5% or 30.0%.

In addition, on April 1, 2011, the Company entered into a separate one-year 40% quota share agreement (“European Hospital Liability Quota Share”) with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy. The Company’s maximum limit of liability is €2 million and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as of April 1 which totaled $45.9 million. The business written under this agreement will be included in the Specialty Risk and Extended Warranty line of business in the discussion that follows. As a result of the additional agreement with AmTrust, this segment’s name has been renamed AmTrust Quota Share Reinsurance.

The combined ratio increased to 97.8% and 97.7% for the three and nine months ended September 30, 2011 as compared to 95.6% and 95.7% for the same periods in 2010, respectively.  The cause of the increase was due to an increase in the overall loss ratio, offset by a reduction in commissions as a result of a negotiated reduction in the ceding commission of 1.0% effective April 1, 2011, and the change in mix of business due to the commencement of the European Hospital Liability Quota Share.  The following table summarizes the underwriting results and associated ratios for the segment for the three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net premiums written	$173.5	$110.3	$516.7	$341.0

Net premiums earned	$159.7	$120.8	$410.4	$333.1
Net loss and loss adjustment expenses	(110.7)	(76.2)	(279.0)	(209.2)
Commissions and other acquisition expenses	(44.9)	(39.1)	(120.2)	(108.3)
General and administrative expenses	(0.5)	(0.2)	(1.8)	(1.3)
Underwriting income	$3.6	$5.3	$9.4	$14.3

Net loss and loss expense ratio	69.3%	63.1%	68.0%	62.8%
Acquisition cost ratio	28.1%	32.3%	29.3%	32.5%
General and administrative expense ratio	0.4%	0.2%	0.4%	0.4%
Expense ratio	28.5%	32.5%	29.7%	32.9%
Combined ratio	97.8%	95.6%	97.7%	95.7%

Premiums.  Net premiums written increased by $63.2 million or 57.3% for the three months ended September 30, 2011, as compared to the same period in 2010.    For the three months ended September 30, 2011, net premiums written for the European Hospital Liability Quota Share were $10.5 million.  Excluding this new coverage, the net premiums written in the segment increased by $52.7 million or 47.7%, primarily due to continuing increases in each line of business.  The table below details components of net premiums written for the three months ended September 30, 2011 as compared to the same period in 2010:

	For the three months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$57.8	$43.7	$14.1	32.5%
Specialty Program	38.3	21.0	17.3	82.1%
Specialty Risk and Extended Warranty	77.4	45.6	31.8	69.6%
Total AmTrust Quota Share Reinsurance	$173.5	$110.3	$63.2	57.3%

Net premiums written increased by $175.7 million or 51.5% for the nine months ended September 30, 2011, as compared to the same period in 2010.  The increase in net premiums written was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, including the $45.9 million in force and unearned premium assumed at the commencement.  Net premiums written for the European Hospital Liability Quota Share was $39.7 million relating to policies written after April 1, 2011.  Excluding this new coverage, the net premiums written in the segment increased by $90.1 million or 26.4%.  The table below details components of net premiums written for the nine months ended September 30, 2011 as compared to the same period in 2010:

	For the nine months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$174.5	$147.5	$27.0	18.3%
Specialty Program	73.7	51.9	21.8	42.0%
Specialty Risk and Extended Warranty	268.5	141.6	126.9	89.6%
Total AmTrust Quota Share Reinsurance	$516.7	$341.0	$175.7	51.5%

Net premiums earned increased by $38.9 million or 32.2% for the three months ended September 30, 2011 as compared to the same period in 2010.    The increase in net premiums earned was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, which accounted for $22.6 million of the overall increase.  Excluding this new coverage, the net premiums earned in the segment increased by $16.3 million or 13.6%.  The table below details components of net premiums earned for the three months ended September 30, 2011 as compared to the same period in 2010:

	For the three months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$55.6	$46.8	$8.8	18.8%
Specialty Program	26.6	21.5	5.1	24.0%
Specialty Risk and Extended Warranty	77.5	52.5	25.0	47.6%
Total AmTrust Quota Share Reinsurance	$159.7	$120.8	$38.9	32.2%

Net premiums earned increased by $77.3 million or 23.2% for the nine months ended September 30, 2011 as compared to the same period in 2010.  The increase in net premiums earned was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, which accounted for $42.0 million of the overall increase.  Excluding this new coverage, the net premiums earned in the segment increased by $35.3 million or 10.6%.  The table below details components of net premiums earned for the nine months ended September 30, 2011 as compared to the same period in 2010:

	For the nine months ended September 30,		Change In
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$156.0	$154.9	$1.1	0.7%
Specialty Program	63.2	53.0	10.2	19.3%
Specialty Risk and Extended Warranty	191.2	125.2	66.0	52.7%
Total AmTrust Quota Share Reinsurance	$410.4	$333.1	$77.3	23.2%

Net Loss and Loss Adjustment Expenses.   Net loss and loss adjustment expenses increased by $34.5 million or 45.3% and $69.8 million and 33.4% for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively.  The segments loss ratio increased to 69.3% and 68.0% for the three and nine months ended September 30, 2011 compared to 63.1% and 62.8% for the same periods in 2010. The increase in the loss ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty under the Master Agreement and the European Hospital Liability Quota Share, which historically produce higher loss ratios than the other lines of business.

Commission and Other Acquisition Expenses.    Commission and other acquisition expenses increased by $5.8 million or 15.0% and $11.9 million or 11.0% for the three and nine months ended September 30, 2011 compared to the same periods in 2010, respectively. The commission and acquisition ratio declined to 28.1% and 29.3% for the three and nine months ended September 30, 2011 as compared to 32.3% and 32.5% for the same periods in 2010, respectively.  The change in both the expenses and ratio reflects the modifications to ceding commission made under the Master Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011.  The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $1.1 million and $2.2 million for the three and nine months ended September 30, 2011.  Expenses have also increased in both periods as a result of ongoing growth in earned premium.

General and Administrative Expenses.  General and administrative expenses increased by $0.5 million for the nine months ended September 30, 2011 compared to the same period in 2010.

ACAC Quota Share Segment

 Please refer to the above discussion of the ACAC Transaction, which resulted in this segment commencing on March 1, 2010.  As a result, comparability between periods is affected by the fact that the results for the first quarter of 2010 reflect only one month of results.  For the three and nine months ended September 30, 2011, the combined ratio was 96.8% and 97.1%, respectively, compared to a combined ratio of 96.6% for the three months ended September 30, 2010 and 96.7% for the period March 1 to September 30, 2010.

	For the three months ended September 30,		For the nine months ended September 30,	For the period from March 1 to September 30,
	2011	2010	2011	2010
	($ in Millions)		($ in Millions)
Net premiums written	$66.4	$58.7	$192.9	$147.7

Net premiums earned	$62.8	$46.4	$181.8	$68.8
Net loss and loss adjustment expenses	(40.5)	(29.0)	(117.3)	(43.0)
Commissions and other acquisitions expenses	(19.9)	(15.7)	(57.7)	(23.4)
General and administrative expenses	(0.4)	(0.1)	(1.4)	(0.1)
Underwriting income	$2.0	$1.6	$5.4	$2.3

Net loss and loss expense ratio	64.5%	62.5%	64.5%	62.5%
Acquisition cost ratio	31.7%	33.9%	31.8%	34.0%
General and administrative expense ratio	0.6%	0.2%	0.8%	0.2%
Expense ratio	32.3%	34.1%	32.6%	34.2%
Combined ratio	96.8%	96.6%	97.1%	96.7%

Premiums.  Net premium written increased by $7.7 million, or 13.2% for the three months ended September 30, 2011 compared to the same period in 2010.  The table below details net premiums written by line of business in this segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,		Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$38.4	$33.6	$4.8	14.6%
Automobile physical damage	28.0	25.1	2.9	11.4%
Total ACAC Quota Share	$66.4	$58.7	$7.7	13.2%

Net premium written increased by $45.2 million, or 30.6% for the nine months ended September 30, 2011 compared to the period from March 1 to September 30, 2010.  The table below details net premiums written by line of business in this segment for the nine months ended September 30, 2011 and the period March 1 to September 30, 2010:

	For the nine months ended September 30,	For the period from March 1 to September 30,	Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$110.7	$84.5	$26.2	30.9%
Automobile physical damage	82.2	63.2	19.0	30.2%
Total ACAC Quota Share	$192.9	$147.7	$45.2	30.6%

Net premium earned increased by $16.4 million, or 35.3% for the three months ended September 30, 2011 compared to the same period in 2010.  The table below details net premiums earned by line of business in this segment for the three months ended September 30, 2011 and 2010:

	For the three months ended September 30,		Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$36.1	$26.0	$10.1	38.9%
Automobile physical damage	26.7	20.4	6.3	30.6%
Total ACAC Quota Share	$62.8	$46.4	$16.4	35.3%

Net premium earned increased by $113.0 million, or 164.1% for the nine months ended September 30, 2011 compared to the period from March 1 to September 30, 2010.  The table below details net premiums earned by line of business in this segment for the nine months ended September 30, 2011 and 2010:

	For the nine months ended September 30,	For the period from March 1 to September 30,	Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$104.1	$38.6	$65.5	169.8%
Automobile physical damage	77.7	30.2	47.5	156.7%
Total ACAC Quota Share	$181.8	$68.8	$113.0	164.1%

Commission and Other Acquisition Expenses.   The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For both the three and nine months ended September 30, 2011, the three months ended September 30, 2010 and the period from March 1 to September 30, 2010, the acquisition cost ratio of 31.7% and 31.8%, 33.9% and 34.0%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity. In addition, Bermuda regulations require approval from the Bermuda Monetary Authority for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act 1978 (Bermuda), amendments thereto and related regulations. At September 30, 2011, the statutory capital and surplus of Maiden Bermuda was $687.7 million, and the amount of capital and surplus required to be maintained was $168.9 million. During 2011 and 2010, Maiden Bermuda paid no dividends to Maiden Holdings.

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

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay net loss and loss adjustment expenses, interest on debt, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
	($ in Millions)
Operating activities	$61.5	$41.8	$105.1	$114.2
Investing activities	1.3	54.0	40.3	87.6
Financing activities	(112.3)	(5.8)	(93.8)	(39.4)
Effect of foreign exchange	(2.5)	0.5	(1.4)	(0.3)
Total (decrease) increase in cash and cash equivalents	$(52.0)	$90.5	$50.2	$162.1

  Cash flows provided by operations for the three and nine months ended September 30, 2011 were $61.5 million and $105.1 million compared to $41.8 million and $114.2 million for the same periods in 2010, respectively. The increase in the amount of cash provided by operations in the third quarter of 2011 reflects the ongoing growth in the Company along with stable combined ratios.  The amount of cash provided by operations in the nine months ended September 30, 2011 was slightly lower as compared to 2010 due to growth in the Company’s premium, particularly in the second quarter of 2011, which resulted in a significant increase in reinsurance balances receivable as of September 30, 2011.  The Company’s assets grew by $273.5 million or 9.2% as of September 30, 2011 as compared to December 31, 2010.  This increase in assets should continue to increase cash provided by operating activities as cash from that asset growth is realized.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. Net cash from investing activities provided $1.3 million and $40.3 million during the three and nine months ended September 30, 2011 compared to $54.0 million and $87.6 million for the same periods in 2010, respectively. The Company continued to deploy available cash for longer-term investments as investment conditions permit. During the nine months ended September 30, 2011, the proceeds of sales and calls of fixed maturity securities exceeded purchases of such instruments by $44.2 million.

Cash flows used in financing activities were $112.3 million and $93.8 million for the three and nine months ended September 30, 2011 compared to $5.8 million and $39.4 million used in the same periods in 2010, respectively.  In the third quarter 2011, cash flow used included the repurchase of $107.5 million of junior subordinated debt associated with the TRUPs Offering. For the nine months ended September 30, 2011, cash used in financing activities reflects the repayment of $76.2 million of securities sold under agreements to repurchase, at contract value along with $15.1 million in dividends paid to common shareholders, compared to $25.8 million and $13.7 million for those items in 2010, respectively.

Fixed income market conditions were particularly volatile during the third quarter of 2011 and the Company made a limited number of fixed income investments during the period, which combined with strong operating cash flow from operations, resulted in higher cash and cash equivalents as of September 30, 2011 as compared to June 30, 2011.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships resulting from the GMAC Acquisition, as of September 30, 2011, certain of these liabilities and collateralized arrangements are obligations of Maiden Bermuda while the remainder are obligations of Maiden US.

As of September 30, 2011, total trust account deposits were $1,454.4 million compared to $1,518.9 million as of December 31, 2010. The following table details additional information on the trust account deposits by segment and by underlying asset as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$10.4	$608.0	$618.4	$13.4	$558.1	$571.5
Maiden Bermuda	45.3	303.3	348.6	49.0	515.8	564.8
Total Diversified Reinsurance Segment	55.7	911.3	967.0	62.4	1,073.9	1,136.3

Maiden Bermuda	30.4	399.5	429.9	18.1	340.5	358.6
Total AmTrust Quota Share Reinsurance Segment	30.4	399.5	429.9	18.1	340.5	358.6

Maiden Bermuda	10.7	46.8	57.5	9.3	14.7	24.0
ACAC Quota Share	10.7	46.8	57.5	9.3	14.7	24.0
Total	$96.8	$1,357.6	$1,454.4	$89.8	$1,429.1	$1,518.9

As part of the AmTrust Master Agreement, Maiden Bermuda has also loaned funds totaling $168.0 million as of September 30, 2011 and December 31, 2010, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $27.2 million and $24.0 million as of September 30, 2011 and December 31, 2010, respectively.

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

Funds withheld under the provisions of the IICL Agreement (“IIS Funds Withheld”) are included in the consolidated balance sheet as Funds Withheld.  When the underlying reinsurance contracts are novated to Maiden Bermuda per the terms of the IICL Agreement, Maiden Bermuda will provide collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.  As of September 30, 2011, eight novations of reinsurance contracts have been agreed to; transfers of the subject balances to the Company are pending.  At September 30, 2011 and December 31, 2010, the IIS Funds Withheld balance consisted of the following:

	September 30, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value:
Non-U.S. government bonds	$83.0	57.8%	$109.1	71.4%
Corporate bonds	17.4	12.1%	—	—
Cash and cash equivalents	19.1	13.3%	10.3	6.8%
Funds held on underlying business	19.1	13.3%	18.0	11.8%
Insurance balances receivable and other	5.1	3.5%	15.3	10.0%
Total	$143.7	100.0%	$152.7	100.0%

The fixed maturity portfolio consists primarily of non-U.S. government debt, 87.1% and 67.1% of which is rated AAA as of September 30, 2011 and December 31, 2010, respectively.  All corporate bonds held as of September 30, 2011 are investment grade securities.  The three largest non-U.S. Sovereign government issuers are the following:

	September 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom	$29.7	35.8%	$29.8	27.3%
Germany	20.0	24.1%	19.9	18.2%
Sweden	8.8	10.6%	17.4	15.9%

As of December 31, 2010, 9.6% of these securities consist of non-U.S. government obligations related to Ireland which we have subsequently disposed of.  As of September 30, 2011, we do not have any non-U.S. government and government related obligations related to Ireland, Italy, Greece, Portugal or Spain.  We had no exposure to government-related obligations of Greece, Portugal and Spain as of December 31, 2010. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are substantially considered available-for-sale (“AFS”) with an orientation to generating current income. As of September 30, 2011, the weighted average duration of our fixed maturity investment portfolio was 2.78 years and there were approximately $76.4 million of net unrealized gains in the portfolio, compared to a duration of 3.8 years and net AFS  unrealized gains of $54.6 million in the portfolio as of December 31, 2010.  The decrease in duration is due to the acceleration of actual and expected prepayments of certain of the Company's U.S. agency mortgage-backed securities, largely due to the declining interest rate environment which has resulted in significant refinancing of residential real estate loans. The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value at September 30, 2011 and December 31, 2010:

As of September 30, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$659.5	$50.0	$(24.5)	$685.0
Non U.S. government bonds	14.6	0.6	—	15.2
Municipal bonds	110.7	0.7	—	111.4
U.S. Treasury bond	44.2	1.8	—	46.0
U.S. agency bonds – mortgage-backed	976.0	45.9	—	1,021.9
U.S. agency bonds - other	16.7	1.9	—	18.6
Total AFS fixed maturities	$1,821.7	$100.9	$(24.5)	$1,898.1

Other investments	$1.8	$0.2	$—	$2.0

As of December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$673.8	$46.6	$(11.4)	$709.0
Non U.S. government bonds	15.5	0.4	—	15.9
Municipal bonds	45.2	0.4	(0.8)	44.8
U.S. Treasury bond	92.0	1.1	(1.4)	91.7
U.S. agency bonds – mortgage-backed	951.5	22.4	(4.4)	969.5
U.S. agency bonds - other	41.8	1.7	—	43.5
Total AFS fixed maturities	$1,819.8	$72.6	$(18.0)	$1,874.4

Other investments	$5.8	$0.1	$—	$5.9

  Investments were generally stable in the third quarter of 2011. Positive operating cash flows and a continuing increase in fair values were offset by utilization of funds to reduce to $0 the securities sold under agreements to repurchase, at contract value at September 30, 2011.

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If other-than-temporary impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a non-credit (i.e., recoverable) impairment.

During the three months ended September 30, 2011 and 2010, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at September 30, 2011, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2011.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010, are classified as trading for the purpose of augmenting where possible investment returns.  For the three and nine months ended September 30, 2011, $0.3 million and $0.8 million in realized gains from these trading activities occurred, as compared to a net realized gains of $0.3 million and net unrealized loss of $0.3 million for the same periods in 2010, respectively. As of September 30, 2011, the Company maintained one open short position in a U.S. treasury bond valued at $55.5 million as of September 30, 2011 had resulted in an unrealized loss of $3.1 million which is recorded in net realized and unrealized investment (losses) gains on the Company’s consolidated statements of income. This short position is recorded as a liability in the Accrued expenses and other liabilities caption on the Company’s balance sheet as of September 30, 2011.

The following table presents information regarding our invested assets that were in an unrealized loss position at September 30, 2011 and December 31, 2010, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As of September 30, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$2.3	$—	$—	$—	$2.3	$—
Corporate bonds	127.7	(5.1)	118.1	(19.4)	245.8	(24.5)
Total temporarily impaired AFS securities	$130.0	$(5.1)	$118.1	$(19.4)	$248.1	$(24.5)

As of September 30, 2011, there were approximately 26 securities in an unrealized loss position with a fair value of $248.1 million and unrealized losses of $24.5 million.  Of these securities, there are 7 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $118.1 million and unrealized losses of $19.4 million.

	Less Than 12 Months		12 Months or More		Total
As of December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$47.2	$(1.4)	$—	$—	$47.2	$(1.4)
U.S. agency bonds – mortgage-backed	315.4	(4.3)	—	—	315.4	(4.3)
Corporate bonds	86.9	(1.6)	166.1	(9.9)	253.0	(11.5)
Municipal bonds	27.3	(0.8)	—	—	27.3	(0.8)
Total temporarily impaired AFS securities	$476.8	$(8.1)	$166.1	$(9.9)	$642.9	$(18.0)

 As of December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642.9 million and unrealized losses of $18.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166.1 million and unrealized losses of $9.9 million.

 The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio (on a fair value basis) as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$67.4	3.6%	$65.4	3.5%
Due after one year through five years	221.1	11.7%	180.2	9.6%
Due after five years through ten years	452.2	23.8%	578.7	30.9%
Due after ten years	135.5	7.1%	80.6	4.3%
U.S. agency bonds - mortgage-backed securities	1,021.9	53.8%	969.5	51.7%
Total	$1,898.1	100.0%	$1,874.4	100.0%

As of September 30, 2011 and December 31, 2010, 99.1% and 97.9%, respectively, of our AFS fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor’s (“S&P”) and/or other rating agencies when S&P ratings were not available:

Ratings as of September 30, 2011	Amortized Cost	FairMarket Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$44.2	$46.0	2.4%
U.S. agency bonds	992.7	1,040.5	54.8%
AAA	83.7	87.4	4.6%
AA+, AA, AA-	125.9	130.6	6.9%
A+, A, A-	323.5	320.2	16.9%
BBB+, BBB, BBB-	233.3	255.6	13.5%
BB+ or lower	18.4	17.8	0.9%
Total	$1,821.7	$1,898.1	100.0%

Ratings as of December 31, 2010	Amortized Cost	FairMarket Value	% of Total Fair Market Value
	($ in Millions)
U.S. treasury bonds	$92.0	$91.7	4.9%
U.S. agency bonds	993.2	1,013.0	54.0%
AAA	74.7	78.5	4.2%
AA+, AA, AA-	74.5	79.4	4.2%
A+, A, A-	325.3	329.1	17.6%
BBB+, BBB, BBB-	222.5	244.1	13.0%
BB+ or lower	37.6	38.6	2.1%
Total	$1,819.8	$1,874.4	100.0%

The majority of the Company’s U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at September 30, 2011 and December 31, 2010 are provided below:

	September 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities (“MBS”)
Residential mortgage-backed (“RMBS”)
GNMA – Fixed Rate	$250.8	24.1%	$273.5	27.0%
FNMA – Fixed Rate	501.5	48.2%	465.7	46.0%
FNMA – Variable Rate	82.0	7.9%	80.0	7.9%
FHLMC – Fixed Rate	187.6	18.0%	150.3	14.8%
Total agency RMBS	1,021.9	98.2%	969.5	95.7%
Total mortgage-backed securities	1,021.9	98.2%	969.5	95.7%
Non-MBS fixed rate agency securities	18.6	1.8%	43.5	4.3%
Total US agency bonds	$1,040.5	100.0%	$1,013.0	100.0%

The Company has substantial holdings of corporate securities in 2011 that take advantage of various investment opportunities in this asset class. As of September 30, 2011 and December 31, 2010, 33.6% and 31.8% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate Securities
Financial Institutions	$484.9	70.8%	$486.1	68.6%
Industrials	169.8	24.8%	161.5	22.8%
Utilities/Other	30.3	4.4%	61.4	8.6%
Total Corporate Securities	$685.0	100.0%	$709.0	100.0%

The Company’s 10 largest corporate holdings as of September 30, 2011 as carried at fair value and as a percentage of all fixed income securities are as follows:

	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$31.1	1.6%
Citigroup Inc. FLT, Due 6/9/2016 (1)	22.5	1.2%
Barclays Bank PLC FLT Due 2/24/2020 (1)	20.1	1.1%
Merrill Lynch FLT, Due 6/5/2012 (1)	19.2	1.0%
Bear Stearns FLT Due 11/21/2016 (1)	18.6	1.0%
SLM Corp FLT, Due 1/27/2014 (1)	18.4	1.0%
JPMorgan Chase FLT, Due 6/13/2016 (1)	18.4	1.0%
HSBC Finance FLT, Due 6/1/2016 (1)	17.8	0.9%
PartnerRe Finance LLC Due 6/1/2020	15.6	0.8%
GE Capital Corp FLT, Due 3/20/2014 (1)	14.6	0.7%
Total	$196.3	10.3%

(1)	Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domiciled entity with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as of September 30, 2011 and December 31, 2010, municipal securities only composed 5.9% and 2.4% of the Company’s fixed maturity portfolio, respectively.

We also own, as a result of our acquisition of Maiden LF, a limited amount of non-U.S. sovereign government debt, of which 87.5% and 90.2% are rated AAA as of September 30, 2011 and December 31, 2010, respectively.  The three largest non-U.S. sovereign government issuers are:

	September 30, 2011		December 31, 2010
	Fair value	% of Total	Fair value	% of Total
	($ in Millions)		($ in Millions)
Germany	$9.5	62.6%	$11.6	73.0%
Netherlands	2.3	15.1%	1.5	9.6%
Belgium	1.9	12.5%	1.5	9.5%

As of December 31, 2010, 0.3% of these securities consist of non-U.S. government obligations of Ireland which were subsequently disposed of in the second quarter of 2011.  We do not have any non-U.S. government and government related obligations of Italy, Greece, Portugal and Spain as of September 30, 2011 and December 31, 2010.

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

 Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	($ in Millions)
Reinsurance balances receivable, net	$372.5	$226.3
Prepaid reinsurance premiums	39.3	29.0
Deferred commission and other acquisition costs	248.1	203.6
Reserve for loss and loss adjustment expenses	(1,325.8)	(1,226.8)
Unearned premiums	(845.4)	(657.6)

In general, the increases in these balances reflect the continued growth of the Company, in particular growth in the business of the Diversified Reinsurance segment as a result of both the IIS Acquisition and that segment’s U.S. business, along with continuing growth in the AmTrust Quota Share Reinsurance segment, including the addition of the European Hospital Liability Quota Share.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	($ in Millions)
Senior Notes	$107.5	$—
Junior Subordinated Debt	126.3	215.2
Maiden shareholders’ equity	767.2	750.2
Total capital resources	$1,001.0	$965.4

Ratio of debt to total capitalization	23.4%	22.3%

As of September 30, 2011, our shareholders’ equity was $767.2 million, a 2.3% increase compared to $750.2 million as of December 31, 2010. The increase was due primarily to the net income for the nine months ended September 30, 2011 of $11.0 million, unrealized gains on investments of $21.7 million, offset by losses on cumulative translation adjustment from foreign currencies of $1.3 million and dividends declared of $15.9 million.

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

The net proceeds from the Senior Notes Offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses.  With the underwriters’ exercise part of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, in the nine months ended September 30, 2011, the Company incurred a non-recurring call premium charge of approximately $15.1 million.  The Company has also incurred an additional non-recurring non-cash charge of $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering.  These charges have decreased the shareholders’ equity as of September 30, 2011 by $35.4 million.  Our shareholders’ equity is expected to increase in the future from interest expense savings that will result from this offering.

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

The Company expects to continue to evaluate additional opportunities to refinance the TRUPS Offering securities at lower, more cost-effective interest rate levels. To the extent that such refinancing does occur prior to January 20, 2014, the Company may incur additional interest penalties pursuant to the terms of the TRUPS Offering. Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the remaining amount of the Trust Preferred Securities were repaid within five years of the date of issuance, the additional amount due would be $21.4 million, which would be a reduction in earnings.

The Company’s objective would be to generate recurring interest expense savings that would match or exceed the cost of any such interest penalty. However, it is possible this may not occur depending on market conditions and other factors beyond the Company’s control.

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At September 30, 2011, the unamortized amount carried as a reduction of the Company’s liability for the Trust Preferred Securities was $26.2 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

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

The foreign currency translation adjustment decreased by $3.2 million during the three months ended September 30, 2011, due to both the Company's net asset exposure to currencies other than the U.S. dollar and the impact of foreign exchange fluctuations. The following table provides a reconciliation of the foreign currency translation adjustment for the periods ended September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	($ in Millions)
Foreign currency translation adjustment at beginning of period	$(0.4)	$—
Change in foreign currency translation adjustment included in accumulated other comprehensive income	(1.3)	(0.4)
Foreign currency translation adjustment at end of period	$(1.7)	$(0.4)

Net foreign exchange gains totaled $0.9 million during the nine months ended September 30, 2011 compared to losses of $0.4 million during the same period in 2010 and were reflected in our Consolidated Statements of Income.  The gains in 2011 reflect the continuing weakness in the U.S. dollar against both the Euro and British pound.

Effects of Inflation

The effects of inflation are considered explicitly in pricing and implicitly in estimating reserves for unpaid losses and loss expenses. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for losses and loss expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2011, we had fixed maturity securities with a fair value of $1.9 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2011 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of September 30, 2011.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical Percentage Increase (Decrease) in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$1,771.0	$(127.0)	(16.6%)
100 basis point increase	1,832.0	(66.0)	(8.6%)
No change	1,898.0	—	—
100 basis point decrease	1,966.0	68.0	8.9%
200 basis point decrease	2,040.0	142.0	18.5%

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

 Counterparty Credit Risk

The concentrations of the Company's counterparty credit risk exposures as of September 30, 2011 have not changed materially compared to December 31, 2010.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At September 30, 2011, 66.2% of the Company's fixed income portfolio was rated AA+ or better (or equivalent rating), 19.4% was rated A- or better and only 0.9% of the Company's fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ (see Investments in Item 2 of Part I of this Form 10-Q), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.6% and 10.3% of the Company's total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company, which is expected to occur during 2011 pursuant to the terms of the IICL Agreement. At September 30, 2011, the IIS Funds Withheld account due from GMAC IICL was $143.7 million, including $100.4 million in segregated investment portfolios which represents collateral pledged to various cedants required by the underlying reinsurance contracts. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company's clients at September 30, 2011 were $372.5 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible.  There was no allowance for uncollectible reinsurance balances receivable at September 30, 2011.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $12.6 million at September 30, 2011.  At September 30, 2011, $3.0 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

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

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2011, no hedging instruments have been entered into.

Our principal exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a change in the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a change in the Company’s net assets of $11.1 million and $22.2 million, respectively.

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

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

In April 2009, we learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with us was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. We believe that we had ample reason for terminating such employment for good and sufficient legal cause, and we believe that the claim is without merit and are vigorously defending this claim. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety.  Mr. Turin objected to the Secretary’s findings and requested a hearing before an administrative law judge in the U.S. Department of Labor.  We moved to dismiss Mr. Turin’s complaint, and our motion was granted by the Administrative Law Judge on June 30, 2011.  On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge’s decision with the Administrative Review Board in the U.S. Department of Labor.  We filed our brief in opposition to the petition for review on October 19, 2011.

Item 6. Exhibits.

Exhibit
Number	Description

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2011.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2011.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2011.

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

MAIDEN HOLDINGS, LTD. (Registrant)

Date: November 8, 2011	/s/ ARTURO M. RASCHBAUM
Arturo M. Raschbaum
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN M. MARSHALECK
John M. Marshaleck
Chief Financial Officer
(Principal Financial and Accounting Officer)