Form 10-K
period 2011-12-31
Maiden Holdings, Ltd.
filed 2012-03-13
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $471.0 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.
As of March 7, 2012, 72,221,999 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 2, 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MAIDEN HOLDINGS, LTD.

i

PART I

Special Note About Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include in general statements both with respect to us and the insurance industry and generally are identified with the words “anticipate,” “believe,” “expect,” “predict”, “estimate”, “intend,” “plan,” “project,” “seek,” “potential,” “possible,” “could,” “might,” “may,” “should,” “will,” “would”, “will be”, “will continue”, “will likely result” and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K and include but are not limited to:

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

We caution that the foregoing list of important factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. Any forward-looking statements in this Annual Report on Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the dates of the documents in which such statements were made.

References in this Annual Report on Form 10-K to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Annual Report on Form 10-K to the term “Maiden Holdings” or “Maiden” means Maiden Holdings, Ltd. only. References in this Annual Report on Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We also provide customized reinsurance solutions internationally to clients in support of programs we design and implement for original equipment automobile manufacturers (“OEM’s”). We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor’s, which is the sixth highest of 21 rating levels. Our common shares trade on the NASDAQ Global Market under the symbol "MHLD."

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company Ltd. (“Maiden Bermuda”) and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail customers in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, low-catastrophe risk profile intact. These transactions have increased our net premiums written to in excess of $1.7 billion while strengthening our capital in order to extend our business platform both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with AmTrust Financial Services, Inc. (“AmTrust”) in 2007 (the “AmTrust Quota Share”);

•	Acquiring and expanding the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC in 2008 (the “GMAC Acquisition”);

•	Completing a private placement of trust preferred securities of approximately $260.1 million in 2009 (the “TRUPS Offering”);

•	Entering into a quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) in 2010 (the “ACAC Quota Share”);

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. ("GMAC IIS") in 2010 (the “IIS Acquisition”); and

•
Completing a public debt offering of $107.5 million in June 2011 ("Senior Notes Offering") and repurchasing a like amount of the junior subordinated debt in July 2011. These debt securities trade on the New York Stock Exchange under the symbol "MHNA."

Additional information on the AmTrust Quota Share and the ACAC Quota Share can be found in this section of the Annual Report Form 10-K captioned “Our Operating Segments.” Please also see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K along with Note 4 to our Consolidated Financial Statements for additional information about the IIS Acquisition. Note 8 to our Consolidated Financial Statements contains information about the TRUPS Offering, the completion of the Senior Notes Offering and the repurchase of the junior subordinated debt.

Business Strategy

Our goal is to leverage the competitive strengths of our organization and capital structure to generate stable long term returns on capital in excess of 15%. We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance products and services to regional and specialty insurance companies. To achieve this goal, we have adopted the following strategies:

•
Dedication to Predictable and Stable Operating Segments — we execute this strategy in two ways: (1) focusing on traditional, lower volatility insurance lines of business that are more predictable and thus produce more stable long-term operating results and which require less capital to achieve those goals; and (2) placing emphasis on working layer and pro rata reinsurance participations where data is more abundant and predictable;

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

Our future results, and our ability to generate our targeted return on capital, may be impacted by risks and trends set forth in Item 1A, “Risk Factors,” and elsewhere in this Annual Report on Form 10-K.

Our Principal Operating Subsidiaries

Maiden Bermuda is a registered Class 3B Bermuda insurance and reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda are located in our Bermuda headquarters.

Maiden Holdings North America, Ltd. (“Maiden NA”) is our wholly owned intermediate U.S. holding company and is domiciled in the state of Delaware. Maiden NA issued the underlying securities associated with our TRUPS Offering and the Senior Notes Offering.

Maiden US, a direct wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri.

Maiden Specialty, a wholly owned subsidiary of Maiden US and an indirect wholly owned subsidiary of Maiden NA, underwrites primary insurance on a surplus lines basis.

Maiden Re Insurance Services, LLC (“Maiden Re”), a wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January 2008. Maiden Re operates as a managing general agent and underwriter for Maiden US.

Maiden Global, a wholly owned subsidiary, operates as a reinsurance services and holding company. Maiden Global is organized under the laws of England and Wales and formed in July 2010.

Opel Händler VerisicherungsService GmbH ("OVS"), previously known as GMAC VersicherungsService GmbH ("Maiden VS"), is organized under the laws of Germany, operates as an insurance producer in Germany and is an indirect subsidiary of Maiden Global. On September 1, 2011, in exchange for a 10% interest in Maiden VS, we entered into cooperation agreements with VDOH Wirtschaftsdienst GmbH (“Opel Dealer Association”) in Germany and the German auto manufacturer Opel. We also renamed Maiden VS to “Opel Händler VerisicherungsService GmbH" on that date as well.

Maiden LF, a wholly owned subsidiary, is a life insurer organized under the laws of Sweden and writes credit life insurance on a primary basis in support of Maiden Global’s business development efforts.

Our Operating Segments

We operate through three business segments: (i) Diversified Reinsurance; (ii) AmTrust Quota Share Reinsurance; and (iii) ACAC Quota Share.

Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. This segment includes the book of assumed reinsurance business purchased in the GMAC Acquisition and the IIS Acquisition. The business associated with the GMAC Acquisition is underwritten by Maiden US and Maiden Specialty. The business associated with the IIS Acquisition is underwritten by Maiden Bermuda, which also underwrites business independent of the business associated with the IIS Acquisition, the AmTrust Quota Shares and ACAC Quota Share.

Our AmTrust Quota Share Reinsurance segment consists of the business ceded to us pursuant to our Quota Share Reinsurance Agreement (the “Master Agreement”) with AmTrust and, commencing April 1, 2011, business ceded to us under a separate one-year 40% quota share agreement (the “European Hospital Liability Quota Share”) with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy.

Our ACAC Quota Share segment consists of the business ceded to us pursuant to our agreement with ACAC which, through its affiliates, cedes approximately 25% of its business to us pursuant to a quota share reinsurance agreement.

Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The net premiums written and earned in each segment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	For the Year Ended December 31,
	2011		2010		2009
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$798.0	46.3%	$554.1	45.1%	$658.0	63.9%
AmTrust Quota Share Reinsurance	669.3	38.8%	468.0	38.1%	372.4	36.1%
ACAC Quota Share	256.2	14.9%	205.7	16.8%	—	—%
Total	$1,723.5	100.0%	$1,227.8	100.0%	$1,030.4	100.0%

	For the Year Ended December 31,
	2011		2010		2009
	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$748.4	48.3%	$601.2	51.5%	$568.0	61.7%
AmTrust Quota Share Reinsurance	558.2	35.9%	445.1	38.0%	351.9	38.3%
ACAC Quota Share	245.8	15.8%	123.5	10.5%	—	—%
Total	$1,552.4	100.0%	$1,169.8	100.0%	$919.9	100.0%

A substantial majority of our premium written is generated by proportional reinsurance contracts, which are described in the General section of the Diversified Reinsurance segment below. For the years ended December 31, 2011, 2010 and 2009, 80.7%, 79.6% and 68.3%, respectively, of our consolidated gross premiums written is derived from proportional reinsurance contracts. This significant concentration of proportional reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders.
Financial data relating to geographic areas in which we operate and principal products may be found in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Diversified Reinsurance

General

The Diversified Reinsurance segment of our reinsurance business consists of a varied portfolio of property and casualty and accident and health reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and Europe. Since July 1, 2009, this business is primarily written by Maiden US. On November 30, 2010, the business associated with the IIS Acquisition became part of this segment and is underwritten by Maiden Bermuda, with the exception of certain credit life policies written by Maiden LF, which are not material to the overall results of the segment in both 2011 and 2010.

It also includes the net premiums written of Maiden Specialty, which are not material to the overall results of the segment. The reinsurance written by Maiden US is primarily written through treaties with other insurers on a quota share or excess of loss basis, as well as on a facultative basis, all of which are marketed primarily through third-party intermediaries and also on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US and Maiden LF.

In a proportional reinsurance arrangement (also known as pro rata reinsurance, quota share reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the ceding company a commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit sharing arrangement. Under proportional reinsurance contracts, ceding commission is often adjustable based upon loss experience which potentially reduces earnings volatility under such arrangements.

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

A combination of general market and competitive conditions, along with the underlying financial performance and capital levels of individual ceding companies, including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. For the years ended December 31, 2011, 2010 and 2009, 53.6%, 52.9% and 48.8% of Maiden US’ gross premiums written was written on a quota share basis, respectively.

Maiden US began operations in 1983 through Maiden Re (previously GMAC RE LLC or "GMAC RE"). Since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance with low limits of participation on both a treaty and facultative basis. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile casualty lines such as D&O and professional liability. Over its years in operation, the underwriting infrastructure and capabilities were expanded to include an accident and health reinsurance portfolio, a specialty oriented property and casualty reinsurance and property excess and surplus lines insurance business and, the most significant portfolio, a regional and specialty oriented property and casualty treaty reinsurance business.

We employ sophisticated risk management, disciplined actuarially based pricing and strong technical underwriting in developing and maintaining this portfolio. We use both proprietary and vendor developed technology systems to administer and manage the portfolio. The business has been carefully developed under the active management of multi-functional underwriting teams with performance accountability. The entire related infrastructure of Maiden Re was acquired in the GMAC Acquisition and added to existing capabilities along with over 80 active client relationships.We are using this acquired infrastructure to continue to expand and develop the North American underwriting portfolio.

For certain clients, Maiden Re provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the accounts and any interest earned is ours and does not remain in the trust accounts. The balances are adjusted quarterly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported (“IBNR”) reserves. The clients can withdraw assets from the trusts under contractually limited circumstances. As at December 31, 2011, we had cash and fixed maturity securities totaling $778.5 million in these trusts, which is part of the $1.6 billion restricted assets disclosed in Note 5 (e) to our Consolidated Financial Statements.

The business associated with the IIS Acquisition is written through treaties with other insurers on a quota share basis, which (as previously noted) are underwritten by Maiden Bermuda, with the exception of business written through Maiden LF which is underwritten on a primary basis. All of this business is marketed primarily through Maiden Global’s business development teams who partner with OEM’s and local primary insurers to design and implement point of sale insurance programs which generate fee income for the auto manufacturer and insurance premiums for the primary insurer. Typically the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the OEM programs Maiden Global designs.

There are transactions where Maiden Global only collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by OVS (previously known as Maiden VS) in Germany and Austria through its point of sale producers in select OEM dealerships, with other smaller fee income programs in place globally. We seek to expand these fee generating arrangements through the Maiden Global business development teams contacts with OEM’s globally. As noted on September 1, 2011, in exchange for a 10% interest in Maiden VS, we entered into cooperation agreements with the Opel Dealer Association in Germany and the German auto manufacturer Opel. The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and Maiden via OVS, respectively. For the year ended December 31, 2011 and for the period from November 30, 2010 to December 31, 2010, we earned gross fee income of $12.6 million and $0, respectively. Please refer to Note 3, Segment Information, for further information regarding the accounting treatment of these fees.

As at December 31, 2010, there were fifteen reinsurance programs that were part of the business associated with the IIS Acquisition. During 2011, thirteen of these programs were novated from GMAC International Insurance Company, Ltd. ("GMAC IICL") to Maiden Bermuda and one program was commuted. The remaining program is expected to be novated in 2012.

The net premiums written associated with the IIS Acquisition were written in the following countries:

	For the Year Ended December 31, 2011		For the Period from November 30 to December 31, 2010
	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)
Germany	$53.4	50.5%	$10.6	35.8%
Sweden	8.5	8.0%	6.4	21.6%
Chile	6.4	6.0%	2.2	7.4%
Mexico	5.5	5.2%	—	—%
All other	32.0	30.3%	10.4	35.2%
Total	$105.8	100.0%	$29.6	100.0%

The breakdown of this business by line of business is as follows:

	For the Year Ended December 31, 2011		For the Period from November 30 to December 31, 2010
	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)
Personal Auto	$72.1	68.1%	$18.5	62.5%
Credit Life	33.7	31.9%	11.1	37.5%
Total	$105.8	100.0%	$29.6	100.0%

The distribution of the premiums written by both country and by line of business for the period November 30 to December 31, 2010 is not necessarily reflective of these respective distributions on a full calendar year basis. On a geographic distribution basis, Germany historically constitutes a greater proportion of the overall premiums written, typically over 40%. On a line of business basis, Personal Auto historically constitutes a greater proportion of the overall premiums written, typically over 70%. However, future distributions of premium by country and by line of business may vary from historical experience.

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

We offer reinsurance on both a quota share basis and excess of loss basis. We believe that our policy of providing our customers security for our reinsurance obligations through collateral trusts gives us a competitive advantage. In the current economic climate, we also believe that reinsurance brokers and insurers, as well as rating agencies, are scrutinizing the credit-worthiness of reinsurers more closely than in the recent past and recognize that our trust product offers a high level of security. We also utilize a partnership concept developed over our twenty-nine year operating history to develop long-term customer relationships. This concept entails the offer to our customers of our underwriting, claims, actuarial, marketing and accounting expertise through tailored services which support their businesses and goals.

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

AmTrust Quota Share Reinsurance

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

Under our Master Agreement with AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), effective as at July 1, 2007, we reinsure 40% of AmTrust’s written premium (net of commissions, in the case of AmTrust’s U.K. subsidiary), net of reinsurance with unaffiliated reinsurers, on AmTrust’s existing lines of business as at the effective date. In addition, we have the option to reinsure future lines of business added by AmTrust, and we have exercised that option from time to time. The Master Agreement had an initial term of three years which has been extended for three years through June 30, 2013, and automatically renews for further successive three year terms thereafter unless either party notifies the other of its election not to renew not less than nine months prior to the end of any such three year term.

Effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Master Agreement, including the ceding commission arrangements contained within that contract. These changes include: 1) extension of the Master Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the contract; 2) a reduction of the ceding commission payable under the Reinsurance Agreement to 30.0% for the period April 1 to December 31, 2011; and 3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Reinsurance Agreement, excluding business related to the Unitrin Business Insurance (“UBI”) business to either 30.5% or 30.0%. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On April 1, 2011, the Company entered into the European Hospital Liability Quota Share with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities' medical liability business in Europe, substantially all of which is in Italy. The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. This contract will automatically renew at April 1, 2012. The Company's maximum limit of liability is €2 million and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as at April 1, 2011 which totaled $45.9 million. As a result of the additional agreement with AmTrust, this segment's name has been renamed AmTrust Quota Share Reinsurance.
ACAC Quota Share

General

ACAC is our second largest customer and is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Michael Karfunkel (“Karfunkel”), individually, and AmTrust. ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation ("Motors") (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of Maiden. In addition, Karfunkel is the chairman of the board of directors of both ACAC and AmTrust.
On March 1, 2010, Maiden Bermuda entered into a three year 25% quota share reinsurance agreement with ACAC. Effective March 1, 2010, we reinsure 25% of the net premiums of the GMAC personal lines business, pursuant to the 50% ACAC Quota Share with the thirteen GMAC personal lines insurance companies, as cedents, and the Company, American Capital Partners Re, Ltd., a Bermuda reinsurer which is a wholly owned indirect subsidiary of the Trust, and AmTrust, as reinsurers. We have a 50% participation in the ACAC Quota Share, by which we receive 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term.

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

Risk Management

General

Central to the reinsurance business is the assumption and management of risk. Our risk management discipline therefore focuses on both quantitative and qualitative elements as the means to achieve targeted shareholder returns through a balanced analysis and assessment of these elements. The quantitative aspect of our risk management practice focuses on understanding and controlling a broad array of risk parameters in order to achieve desired returns. Our business model further mitigates the risk inherent in our business by focusing on lines of business which are less volatile and thus require less capital to support the exposures generated by those lines of business. The qualitative aspect of our risk management practice focuses on identifying and assessing risks, and taking the necessary steps to reduce or mitigate risks, or those risks that could threaten the achievement of our business objectives.

We believe that we have developed a strong risk management culture within Maiden through the establishment of various processes and controls which focus on our risk exposures. We are continually reviewing and enhancing these processes and developing additional processes that may be necessary to achieve our business strategies and objectives within our risk management practice. Specific risk management practices that have been or are being developed to meet our risk management goals include:

•	Tracking portfolio volatility over time;

•	Identifying risk mitigation opportunities and implementing them as appropriate;

•	Understanding the capital required to support the underwriting portfolio and individual contracts;

•	Monitoring and managing exposure by line of business and geographic concentration;

•	Monitoring and limiting catastrophe aggregates and concentrations;

•	Monitoring and managing operational risks across the organization; and

•	Identifying, monitoring and managing emerging risks as they develop.

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

Underwriting Risk Management

Internal underwriting controls are established by our underwriting executives who are the Chief Underwriting Officer of Maiden Bermuda and the President of Maiden US, working in close coordination with our Chief Executive Officer. Underwriting authority is delegated to the managers in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Our policy is to grant each underwriting team a specified limit, consistent with our operating guidelines. Our underwriters understand our return on equity guidelines. Our target performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

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

In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or protecting against catastrophic risks. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 9 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. As a general rule, we seek to limit our modeled one-in-250 year catastrophe exposure to any one event to not exceed our operating income. At December 31, 2011, our one-in-250 year catastrophe exposure to both a hurricane or earthquake event was approximately $52.4 million. To achieve our catastrophe risk management objectives, we utilize commercially available tools to quantify and monitor the various risks we accept.

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

Retrocessions

We use retrocessional agreements to a limited extent to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to mitigate the effect of major catastrophic events. These agreements provide for reduction of property risk losses, casualty occurrence losses and catastrophe occurrence losses on specific treaties. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and these retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and have no impaired balances. At December 31, 2011, we had approximately $20.3 million of reinsurance recoverable under such agreements.

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

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., General Reinsurance Corporation, PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, Sirius International Group, Ltd., Odyssey Re Holdings Corp., W.R. Berkley Corp. and Everest Re Group, Ltd.

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

While natural and man-made catastrophes occur each year affecting reinsurance industry results, in both 2010 and 2011 we experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., negatively impacting overall industry performance. Consistent with our business model, the Company experienced modest losses from the 2010 or 2011 global catastrophe events; however, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the

Company's results. Other U.S.-based catastrophe experience in 2011 has been within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts. Despite this elevated level of weather losses, consistent with its operating model, Maiden maintained profitable underwriting results throughout 2011.

Despite the significant financial impact of these global events, capital positions across the insurance and reinsurance industry appear to remain adequate at present.  Although the ultimate impact remains unclear and is currently more uncertain in light of reinsurance industry performance in 2011, broad industry conditions brought about by the combination of catastrophe events, unfavorable pricing and investment conditions appear to be more supportive of improved pricing in the near term.  The scope and tenure of this improved pricing environment is less certain. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such events continue, they could have a significant positive effect on competition and pricing.  We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

In addition, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities; yields on these securities are at historically low levels and are widely forecast to remain at such levels for the foreseeable future. Continued existence of these conditions will adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions may not be supportive of sustained, longer-term additional pricing measures which would stabilize underwriting trends.

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

Distribution of Our Reinsurance Products

We market our Diversified Reinsurance segment in the United States and Bermuda primarily through third-party intermediaries and as well as directly through our own marketing team. Our direct marketing activities are generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency. In the years ended December 31, 2011, and 2010 , the sources of gross premiums written by our Diversified Reinsurance segment were as follows:

	% of Gross Premiums Written for the Year Ended December 31,
	2011	2010
Brokers	66.1%	73.0%
Direct	33.9%	27.0%
Total	100.0%	100.0%

In the year ended December 31, 2011 and 2010, our top three brokers represented approximately 39.4% and 41.1%, respectively of gross premiums written by our Diversified Reinsurance segment. A further breakdown of the gross premiums written by our Diversified segment by broker for December 31, 2011 and 2010, respectively, are provided in the table below.

	% of Gross Premiums Written for the Year Ended December 31,
	2011	2010
Broker
Marsh Inc. (including Guy Carpenter and Company, LLC)	18.1%	22.7%
Aon Benfield Group, Ltd.	11.9%	12.3%
Beach & Associates Ltd.	9.4%	6.1%
Other Brokers	26.7%	31.9%
Total Broker	66.1%	73.0%
Direct	33.9%	27.0%
Total Diversified	100.0%	100.0%

Reserve for Loss and Loss Adjustment Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the United States, Sweden and accounting principles generally accepted in the United States ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of loss and loss adjustment expenses which ultimately we are required to pay for insured or reinsured claims that have occurred as at or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us as at the date they are recorded.

These amounts include case reserves, additional case reserves (“ACRs”) and provisions for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. Our claims department evaluates all significant losses reported to us and if appropriate will include a provision for additional case reserves if we feel the ceding company’s estimate of the claim is not adequate. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate loss and loss adjustment expenses.

We use a variety of standard actuarial methods to estimate ultimate expected loss and loss adjustment expenses applying appropriate actuarial judgment in the determination of ultimate losses.

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

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. The uncertainties may be greater for reinsurers like us than for reinsurers with an established operating and claims history and a larger number of insurance and reinsurance transactions. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. To assist us in establishing appropriate reserves for loss and loss adjustment expenses, we analyze a significant amount of internal data and external insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual account pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed quarterly, at a high level of detail, and any adjustments are reflected in earnings in the periods in which they are determined.

There is a significant amount of estimation involved in determining ultimate losses and loss adjustment expenses. We believe that while our case reserves and IBNR reserves are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

Loss Portfolio Transfer of the GMAC RE Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the GMAC Acquisition, Maiden Bermuda entered into a loss portfolio transfer agreement with Motors whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the GMAC RE business acquired ($755.6 million at October 31, 2008). We received cash and U.S. government and U.S. government agency fixed maturity investments equal to the amount of loss reserves.

The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. Because the entire related infrastructure of GMAC RE, including the actuarial and claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by the Company. A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as at October 31, 2008 by underwriting year is provided in the table below.

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

These loss reserves are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as at December 31, 2011 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$19.0	$14.0	$33.0
2001	6.7	7.6	14.3
2002	11.4	12.4	23.8
2003	8.4	12.8	21.2
2004	11.3	4.2	15.5
2005	9.4	13.5	22.9
2006	16.6	19.8	36.4
2007	18.4	19.9	38.3
January 1 to October 31, 2008	9.7	6.2	15.9
Total	$110.9	$110.4	$221.3

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Under the terms of the GMAC Acquisition, we had the right for a transition period of twenty-four months, which expired on October 31, 2010, to have Motors front certain reinsurance business in cases where we do not have the necessary regulatory licenses or approvals. In 2009, Maiden US received all of the necessary regulatory licenses and approvals. Therefore reinsurance premiums underwritten by Maiden Re in the United States have been recorded both in Maiden US and pursuant to the terms of the quota share reinsurance agreement between the companies, by Maiden Bermuda. This business is included in the Diversified Reinsurance segment and represents 84.8% and 91.6% of the gross written premium for this segment for the years ended December 31, 2011 and 2010, respectively.

In June 2009, A.M. Best downgraded its rating of Motors to B++, which is an insufficient rating for many of our reinsurance clients. The impact of this downgrade is minimal as most of our clients have their liabilities collateralized in trusts. Nevertheless, for current clients we have offered the opportunity to novate all of their policies with Motors underwritten by Maiden Re. As at December 31, 2011, approximately $144.1 million of liabilities relating to the Loss Portfolio Transfer have been novated to Maiden US.

Loss Portfolio Transfer of the IIS Acquisition Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the IIS Acquisition, Maiden Bermuda entered into a loss Portfolio Transfer Agreement and Quota Share Reinsurance (“IIS Reinsurance Agreement”) with GMAC IICL whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the IIS business ($98.8 million at November 30, 2010). This does not include the $3.2 million of outstanding loss reserves, including a provision for IBNR reserves associated with the acquisition of Maiden LF. Pursuant to the terms of the purchase agreement, the substantial majority of the subject reinsurance contracts are collateralized by letters of credit or trust agreements. Until such time as those contracts were novated from GMAC IICL to Maiden Bermuda (which was required to be completed within twelve months of closing), the underlying assets were held by GMAC IICL subject to the provisions of the reinsurance agreement between GMAC IICL and Maiden Bermuda. However, all investment income produced by these assets is fully credited to Maiden Bermuda until novation. During 2011, thirteen of the fifteen reinsurance programs that were part of the business associated with the IIS Acquisition were novated from GMAC IICL to Maiden Bermuda and one was commuted. The remaining program is expected to be novated in 2012. The underlying assets in support of the remaining collateral arrangements, which total $24.3 million, are recorded as Funds Withheld on the accompanying Consolidated Balance Sheet as at December 31, 2011.

The loss reserves retroceded by GMAC IICL to Maiden Bermuda represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC IICL through November 30, 2010. Because the entire related infrastructure of GMAC IICL, including the claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by the Company. A breakdown of the case and IBNR reserves assumed under the IIS Reinsurance Agreement as at November 30, 2010, by underwriting year is provided in the table below.

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$17.8	$0.9	$18.7
2001	2.0	—	2.0
2002	1.6	—	1.6
2003	2.8	0.2	3.0
2004	2.7	0.4	3.1
2005	3.4	0.5	3.9
2006	4.3	0.4	4.7
2007	5.3	1.4	6.7
2008	7.5	1.5	9.0
2009	9.1	2.6	11.7
January 1 to November 30, 2010	12.8	21.6	34.4
Total	$69.3	$29.5	$98.8

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

These losses are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as at December 31, 2011 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$15.9	$0.8	$16.7
2001	1.6	—	1.6
2002	1.5	—	1.5
2003	1.8	0.1	1.9
2004	1.7	0.3	2.0
2005	1.3	0.2	1.5
2006	1.2	0.1	1.3
2007	1.5	0.4	1.9
2008	2.5	0.5	3.0
2009	2.7	0.8	3.5
January 1 to November 30, 2010	5.3	2.0	7.3
Total	$37.0	$5.2	$42.2

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Pursuant to the IIS Reinsurance Agreement, Maiden Bermuda reinsures all of the existing reinsurance contracts written by GMAC IICL. Future new reinsurance contracts will be underwritten by Maiden Bermuda. According to the loss portfolio transfer provisions of the IIS Reinsurance Agreement, in addition to the loss reserves assumed by the Company described above, the Company also assumed unearned premium of approximately $19.5 million, net of acquisition expenses as at November 30, 2010. The reinsurance premiums from the IIS Acquisition and underwritten by Maiden Bermuda are included in the Diversified Reinsurance segment and represent 13.3% and 5.3% of the net premiums written for this segment for the years ended December 31, 2011 and 2010, respectively.

Change in Reserves

The following tables (“Analysis of Consolidated Net Loss Reserves Development”) show the development of gross and net reserves for unpaid loss and loss adjustment expenses for our business for calendar years 2009 through 2011. The tables do not present accident or policy year development data. Each table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to four subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A redundancy (or deficiency) arises when the re-estimation of reserves is less (or greater) than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as at the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future.

Analysis of Consolidated Net Loss Reserves Development

The following table presents additional information regarding the development of gross loss reserves. The table below is a reconciliation of the beginning and ending liability for unpaid loss and loss adjustment expenses for the years ended December 31, 2011, 2010 and 2009.

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,226.8	$1,002.7	$897.7
Less reinsurance recoverable at beginning of period	6.7	8.4	—
Net loss and loss adjustment expense reserves at beginning of period	1,220.1	994.3	897.7
Net incurred losses related to:
Current year	1,028.9	788.0	620.0
Prior years	14.2	(32.9)	(11.4)
	1,043.1	755.1	608.6
Net paid losses related to:
Current year	456.1	365.3	209.1
Prior years	423.9	266.0	303.2
	880.0	631.3	512.3
Acquired loss and loss expense reserve	0.4	102.0	0.2
Effect of foreign exchange movement	(5.5)	—	0.1
Net loss and loss adjustment expense reserves at end of period	1,378.1	1,220.1	994.3
Reinsurance recoverable at end of period	20.3	6.7	8.4
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,398.4	$1,226.8	$1,002.7

The Company amortized gains as a reduction of losses incurred of $28.9 million, $25.3 million and $10.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The total favorable development relating to the loss portfolio transfers since the closing of the GMAC and IIS Acquisitions has been $68.9 million and the remaining $2.6 million is recorded as a deferred gain in the Company’s loss reserves at December 31, 2011 that are included in the accompanying balance sheet, including the unamortized gains described above. Due to loss sensitive features of certain contracts, favorable (or unfavorable) loss reserve development does not necessarily result in additional (or reduced) underwriting income as ceding commission may be adjusted proportionally to the amount of loss development, pursuant to the terms of the individual contracts.

Analysis of Gross and Net Unpaid Losses and Loss Adjustment Expenses and Net Re-estimated Liability

Development of Reserve for Loss and Loss Adjustment Expenses Cumulative Deficiency (Redundancy) Gross Losses

	For the Year Ended December 31,
	2007	2008(1)	2009	2010(2)	2011
	($ in Millions)
Gross
As Originally Estimated	$38.5	$897.7	$1,002.7	$1,226.8	$1,398.4
Liability Re-estimated as at:
One Year later	$36.7	$886.3	$959.7	$1,232.7
Two Years later	37.3	869.8	963.8
Three Years later	37.9	848.6
Four Years later	39.5
Cumulative deficiency (redundancy)	$1.0	$(49.1)	$(38.9)	$5.9
Cumulative claims paid as at:
One Year later	$16.6	$303.2	$266.0	$452.7
Two Years later	33.7	402.4	457.8
Three Years later	34.1	542.2
Four Years later	37.6
Liability Re-estimated as at:
One Year later	95.4%	98.7%	95.7%	100.5%
Two Years later	96.8%	96.9%	96.1%
Three Years later	98.5%	94.5%
Four Years later	102.6%
Cumulative deficiency (redundancy) on gross reserve	2.6%	(5.5)%	(3.9)%	0.5%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	31.9%	26.5%	36.9%
Two Years later	87.6%	44.8%	45.7%
Three Years later	88.6%	60.4%
Four Years later	97.7%

	For the Year Ended December 31,
	2007	2008(1)	2009	2010(2)	2011
	($ in Millions)
Losses Net of Reinsurance
As Originally Estimated	$38.5	$897.7	$994.3	$1,220.1	$1,378.1
Liability Re-estimated as at:
One Year later	$36.7	$886.3	$961.4	$1,234.3
Two Years later	37.3	869.8	969.5
Three Years later	37.9	852.9
Four Years later	39.5
Cumulative deficiency (redundancy)	$1.0	$(44.8)	$(24.8)	$14.2
Cumulative claims paid as at:
One Year later	$16.6	$303.2	$266.0	$423.9
Two Years later	33.7	402.4	444.3
Three Years later	34.1	542.2
Four Years later	37.6
Liability Re-estimated as at:
One Year later	95.4%	98.7%	96.7%	101.2%
Two Years later	96.8%	96.9%	97.5%
Three Years later	98.5%	95.0%
Four Years later	102.5%
Cumulative deficiency (redundancy) on net reserve	2.5%	(5.0)%	(2.5)%	1.2%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	33.8%	26.7%	34.7%
Two Years later	87.6%	44.8%	44.7%
Three Years later	88.6%	60.4%
Four Years later	97.7%

(1)	Reserve for loss and loss adjustment expenses include the reserves for loss and loss adjustment expenses of $755.6 million, from the GMAC Acquisition, which we acquired in October 2008.

(2)	Reserve for loss and loss adjustment expenses include the reserves for loss and loss adjustment expenses of $98.8 million from the IIS Acquisition, which we acquired in November 2010.

For additional information concerning our reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Adjustment Expenses” for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and loss adjustment expenses.

Our Employees

As at March 1, 2012, we had a total of 213 full-time employees who are located in Bermuda, the United States, the United Kingdom, Germany, Austria, Russia and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.

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

Bermuda Insurance Regulation

The Insurance Act 1978 of Bermuda, as amended, and related regulations of Bermuda (together, the “Insurance Act”), which regulate the insurance business of Maiden Bermuda, provides that no person shall carry on any insurance business in or from within Bermuda unless registered as an insurer under the Insurance Act by the Bermuda Monetary Authority (the “BMA”), which is responsible for the day-to-day supervision of insurers. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.
The Insurance Act imposes solvency and liquidity standards and auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. The Insurance Act also imposes certain regulatory requirements on insurance groups where the BMA has determined that it should act as group supervisor. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
Classification of Insurers.  The Insurance Act distinguishes between insurers carrying on long-term business, insurers carrying on general business and insurers carrying on special purpose business. There are six classifications of insurers carrying on general business, with Class 4 insurers subject to the strictest regulation, and Class 3B insurers subject to the next strictest regulation. Maiden Bermuda is registered as a Class 3B insurer in Bermuda and is regulated as such under the Insurance Act.
Classification as a Class 3B insurer. A body corporate is registrable as a Class 3B insurer where (a) 50% or more of its net premiums written; or (b) 50% or more of its loss and loss expense provisions, represent unrelated business and its total net premiums written from unrelated business are $50 million or more.
Cancellation of Insurer's Registration.  An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles. We believe we are in compliance with applicable regulations under the Insurance Act.
Principal Representative.  An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.
Approved Independent Auditor.  A Class 3B insurer must appoint an independent auditor who annually audits and reports on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards (“U.S. GAAP financial statements”) and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Maiden Bermuda, are required to be filed annually with the

BMA. The independent auditor must be approved by the BMA.
Approved Loss Reserve Specialist.  As a registered Class 3B insurer, Maiden Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions. The loss reserve specialist, who will normally be a qualified casualty actuary, must be approved by the BMA.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return.  Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial statements are distinct from the annual U.S. GAAP financial statements referred to below. Maiden Bermuda is also required to prepare and file with the BMA statutory financial returns with respect to its general business. The statutory financial return for a Class 3B insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist and a schedule of reinsurance ceded. Maiden Bermuda is also required to file audited U.S. GAAP annual financial statements, which must be available to the public. In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement (“BSCR”) model (or an approved internal capital model in lieu thereof), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, a schedule of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment (“CISSA”), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. Maiden Bermuda is also required to file quarterly financial returns which consist of quarterly unaudited financial statements and details of material intra-group transactions and risk concentrations.
Independent Approved Auditor. As a Class 3B insurer, Maiden Bermuda must appoint an independent auditor who will annually audit and report on its U.S. GAAP financial statements, its statutory financial statements and its statutory financial returns, each of which are required to be filed annually with the BMA. The auditor must be approved by the BMA as the independent auditor of the insurer. If the insurer fails to appoint an approved auditor or at any time fails to fill a vacancy for such auditor, the BMA may appoint an approved auditor for the insurer and shall fix the remuneration to be paid to the approved auditor within 14 days, if not agreed sooner by the insurer and the auditor.
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions.  Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than the prescribed minimum solvency margin and enhanced capital requirement ("ECR"). As a Class 3B insurer, Maiden Bermuda:

•
is required to maintain a minimum solvency margin equal to the greatest of (a) $1 million, (b) 20% of the first $6 million of net premiums written; if in excess of $6 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6 million, and (c) 15% of net discounted aggregate losses and loss expense provisions and other insurance reserves;

•
is required to maintain available statutory capital and surplus to an amount that is equal to or exceeds its enhanced capital requirement, which is calculated using the BSCR model or an approved internal capital model. The BSCR model is a risk based capital model which provides a method for determining an insurer's capital requirements (statutory capital and surplus) by taking into account the risk characteristics of different aspects of the insurer's business. The BSCR formula establishes capital requirements for eight categories of risk: fixed income investment risk, equity investment risk, interest rate/liquidity risk, premium risk, reserve risk, credit risk, catastrophe risk and operational risk. For each category, the capital requirement is determined by applying factors to asset, premium, reserve, creditor, probable maximum loss and operation items, with higher factors applied to items with greater underlying risk and lower factors for less risky items;

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

•
is prohibited from declaring or paying in any financial year dividends of more than 25% of its total statutory capital and surplus (as shown on its previous financial year's statutory balance sheet) unless it files (at least 7 days before payment of such dividends) with the BMA an affidavit stating that it will continue to meet the required margins;

•
is prohibited, without the approval of the BMA, from reducing by 15% or more its total statutory capital as set out in its previous year's financial statements and any application for such approval must include an affidavit stating that it will continue to meet the required margins;

•	is required, at any time it fails to meet its enhanced capital requirements or solvency margins, to file with the BMA a written report containing certain information.

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each insurer subject to an enhanced capital requirement equal to 120% of its enhanced capital requirement. While such an insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
In addition, for each insurer subject to an enhanced capital requirement, the BMA has recently introduced a three-tiered capital system designed to assess the quality of capital resources that a company has available to meet its capital requirements. The new system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics. Highest quality capital is classified as Tier 1 Capital; lesser quality capital is classified as either Tier 2 Capital or Tier 3 Capital. Under the proposed regime, up to certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital (determined by registration classification) may be used to support the company's minimum solvency margin, enhanced capital requirement and TCL.
Minimum Liquidity Ratio.  The Insurance Act provides a minimum liquidity ratio for general business insurers such as Maiden Bermuda. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans.
The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).
Code of Conduct.  Maiden Bermuda is subject to the Insurance Code of Conduct (the “Code”), which prescribes the duties, standards, procedures and sound business principles that must be complied with by all insurers registered under the Insurance Act. Every Bermuda insurer is now required to submit as part of its annual statutory return, a statutory declaration confirming that the company is in compliance with the Code. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see Supervision, Investigation and Intervention below) and will be a factor in calculating the operational risk charge applicable in accordance with that insurer's BSCR model or approved internal model. We believe that we are in compliance with the Code of Conduct.
Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if the BMA believes that an investigation is required in the interest of the insurer's policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with the insurer's business.
If it appears to the BMA that there is a risk of the insurer becoming insolvent, or that it is in breach of the Insurance Act or any conditions imposed upon its registration, the BMA may, among other things, direct the insurer (1) not to take on any new insurance business, (2) not to vary any insurance contract if the effect would be to increase the insurer's liabilities, (3) not to make certain investments, (4) to realize certain investments, (5) to maintain in, or transfer to the custody of, a specified bank, certain assets, (6) not to declare or pay any dividends or other distributions or to restrict the making of such payments, (7) to limit its premium income, (8) not to enter into specified transactions with any specified person or persons of a specified class, (9) to provide such written particulars relating to the financial circumstances of the insurer as the BMA thinks fit, (10) to obtain the opinion of a loss reserve specialist and submit it to the BMA and/or (11) to remove a controller or officer.

Group Supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts exclusively, or mainly, insurance business.

The BMA may make such determination where it ascertains that (i) the group is headed by a “specified insurer” (which would include a Class 3B insurer such as Maiden Bermuda); or (ii) where the insurance group is not headed by a “specified insurer”, where it is headed by a parent company which is incorporated in Bermuda or (iii) where the parent company of the group is not a Bermuda company, where the BMA is satisfied that the insurance group is directed and managed from Bermuda or the insurer with the largest balance sheet total is a specified insurer.

As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings (to be held at least annually) with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above.

Where the BMA determines that it should act as the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the designated insurer and it shall give written notice to the designated insurer and other competent authorities of its intention to act as group supervisor. The BMA acts as group supervisor of the Maiden group of companies (the “Group”) and has designated Maiden Bermuda to be the designated insurer of the Group. The designated insurer is required to ensure that the Group complies with the provisions of the Insurance Act pertaining to groups. These include the following requirements:

•The Group is required to prepare and submit annually group U.S. GAAP and statutory financial statements, a group statutory financial return and a group capital and solvency return. The Group U.S. GAAP financial statements are available for public inspection.

•The Group must prepare and file quarterly financial returns with the BMA which include quarterly unaudited group financial statements and a list and details of material intra-group transactions and risk concentrations.

With effect from January 1, 2013, the Board of directors of the parent company of the Group (the “Parent Board”) will have to establish solvency self assessment procedures for the Group that factor in all foreseeable material risks and the Parent Board will be required to establish and effectively implement corporate governance policies and procedures to ensure they support the overall organizational strategy of the Group. In addition, the designated insurer will need to ensure that the Group's assets exceed the amount of the Group's liabilities by the aggregate minimum margin of solvency of each qualifying member and that available group capital and surplus is maintained at a level equal to or in excess of the Group's enhanced capital requirement, which will be established by reference to either the Group BSCR model or an approved group internal capital model.

Maiden is not an insurer and is not regulated in Bermuda as such. However, pursuant to its functions as group supervisor, the BMA may include any member of the group within its group supervision, including Maiden.

Shareholder Controllers.  Any person who, directly or indirectly, becomes a holder of 10% or more, 20% or more, 33% or more, or 50% or more of the common shares of Maiden must notify the BMA in writing within 45 days of becoming such a holder. The BMA may, by written notice, object to such a person if it appears to the BMA that the person is not a fit and proper person to be a controller of the registered insurer. The BMA may require the holder to reduce their holding of common shares in Maiden and direct, among other things, that voting rights attaching to the common shares shall not be exercisable. A person that does not comply with such a notice or direction from the BMA will be guilty of an offense.
The BMA may file a notice of objection to any person who has become a controller of any description where it appears that such person is, or is no longer, a fit and proper person to be a controller of the registered insurer. Any person who continues to be a controller of any description after having received a notice of objection shall be guilty of an offense.
Notification of Material Changes. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 (the “Companies Act”), (ii) the amalgamation with or acquisition of another firm, (iii) engaging in non-insurance business and activities related thereto where such business is not ancillary to its insurance business; and (iv) engaging in unrelated business that is retail business.
Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to any material change and for purposes of the Insurance Act the changes set out in (ii) through (iv) in the preceding paragraph are material.
No registered insurer shall take any steps to give effect to a material change, and no designated insurer shall, subject to the immediately following paragraph, permit any member of its group to take steps to give effect to a material change, unless it has first served notice to the BMA that it intends to effect such material change and before the end of 14 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
A designated insurer shall not be required to serve notice of a material change if the member of the group in question is regulated by a competent authority in an equivalent jurisdiction and has within 90 days of the event filed written notice of the material change with the BMA.
Certain Bermuda Law Considerations
Maiden Holdings and Maiden Bermuda have been designated as non-resident for exchange control purposes by the BMA and are required to obtain the permission of the BMA for the issue and transfer of all of their shares. The BMA has given its consent for:

•
the issue and transfer of Maiden Holdings' shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and

•	the issue and transfer of up to 20% of Maiden Holdings' shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.

Transfers and issues of Maiden Holdings' common shares to any resident in Bermuda for exchange control purposes may require specific prior approval under the Exchange Control Act 1972. Maiden Bermuda's common shares cannot be issued or transferred without the consent of the BMA. Because we are designated as non-resident for Bermuda exchange control purposes, we are allowed to engage in transactions, and to pay dividends to Bermuda non-residents who are holders of our common shares, in currencies other than the Bermuda Dollar.
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
Maiden Holdings and Maiden Bermuda are incorporated in Bermuda as “exempted companies.” As a result, they are exempt from Bermuda laws restricting the percentage of share capital that may be held by non-Bermudians, but they may not participate in certain business transactions, including (1) the acquisition or holding of land in Bermuda (except that required for their business and held by way of lease or tenancy for terms of not more than 50 years) without the express authorization of the Bermuda legislature, (2) the taking of mortgages on land in Bermuda to secure an amount in excess of $50 without the consent of the Minister of Finance, (3) the acquisition of any bonds or debentures secured by any land in Bermuda, other than certain types of Bermuda government securities or (4) the carrying on of business of any kind in Bermuda, except in furtherance of their business carried on outside Bermuda or under license granted by the Minister of Finance. While an insurer is permitted to reinsure risks undertaken by any company incorporated in Bermuda and permitted to engage in the insurance and reinsurance business, generally it is not permitted without a special license granted by the Minister of Finance to insure Bermuda domestic risks or risks of persons of, in or based in Bermuda.
Maiden Holdings and Maiden Bermuda also need to comply with the provisions of Companies Act regulating, amongst other things, the payment of dividends and making distributions from contributed surplus. A company shall not declare or pay a dividend, or make a distribution out of contributed surplus, if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company's assets would thereby be less than its liabilities.
Under Bermuda law, only persons who are Bermudians, spouses of Bermudians, holders of a permanent resident's certificate or holders of a working resident's certificate (“exempted persons”) may engage in gainful occupation in Bermuda without an appropriate governmental work permit. Our success may depend in part upon the continued services of key employees in Bermuda. Certain of our current key employees are not exempted persons and, as such, require specific approval to work for us in Bermuda. A work permit may be granted or extended upon showing that, after proper public advertisement, no exempted person is available who meets the minimum standards reasonably required by the employer. The Bermuda government has a policy that places a six-year term limit on individuals with work permits, subject to certain exemptions for key employees.
United States

Our U.S. Subsidiaries

Maiden US, our lead U.S. insurer, is an accredited reinsurer in 6 states and an authorized insurer in 45 jurisdictions. Maiden Specialty is a licensed insurer in its state of domicile, North Carolina, and is an eligible excess and surplus lines carrier in 50 jurisdictions (Maiden Specialty primarily writes insurance on a surplus lines basis). Regulatory, supervisory and administrative authority is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states' regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. Maiden US and Maiden Specialty are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to the supervision, regulation and periodic examination by the department of insurance in the state in which they are domiciled.

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

Statutory Accounting Principles
Statutory accounting principles ("SAP") are a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is primarily concerned with measuring an insurer's surplus to policyholders. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer's domiciliary state.

U.S. GAAP is concerned with a company's solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as compared to SAP.

Statutory accounting practices established by the NAIC and adopted in part by Missouri will determine, among other things, the amount of statutory surplus and statutory net income of Maiden US, and thus determine, in part, the amount of funds that are available to pay dividends to Maiden NA.

Holding Company Regulation
Maiden US and Maiden Specialty are subject to regulation under the insurance holding company laws of their respective states of domicile. The insurance holding company laws and regulations vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department of their domicile. Prior to February 2, 2012, entry by Maiden US into certain material transactions with AmTrust or its affiliates required prior notice to and approval of the Missouri DOI. This requirement has been rescinded and now applies only to direct and indirect subsidiaries of the Company.

Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Maiden US requires prior approval of the Director of the Missouri DOI unless dividends will be paid out of “earned surplus.” “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Missouri DOI before being paid. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer's surplus as regards policyholders as at December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12-month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer's own securities.

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

Risk-Based Capital
U.S. insurers are also subject to risk-based capital (or RBC) guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. As at December 31, 2011, Maiden US and Maiden Specialty each had adjusted capital in excess of amounts requiring company or regulatory action.

Reinsurance
The ability of a primary insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed or accredited in a state where the primary insurer is domiciled or, in some instances, in a state in which the primary insurer is licensed. States also generally permit primary insurers to take credit for reinsurance if the reinsurer is (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the standards in the primary insurer's state of domicile, and (ii) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral. Some states impose requirements that make it difficult to become licensed or accredited as a reinsurer.

NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS"), was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As at December 31, 2011, Maiden US and Maiden Specialty did not have an IRIS ratio range warranting any regulatory action.

State Legislative and Regulatory Changes
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

In December 2008, the NAIC formally adopted the NAIC Reinsurance Regulatory Modernization Framework proposal (the “Framework”) which provides for the formation of a new office to be called the NAIC Reinsurance Supervision Review Department (“RSRD”). The purpose of the RSRD will be to evaluate and approve systems of reinsurance regulation in place both in U.S. and non-U.S. jurisdictions to determine whether reinsurers domiciled in those jurisdictions would be permitted to participate in the Framework. Under the Framework, credit for reinsurance determinations would be governed by the state that is the primary U.S. regulator of the reinsurer rather than by the domestic regulators of all of the ceding insurers, as is currently the case. The level of required collateral for a participating reinsurer would depend upon the reinsurer's security rating and would range from 0% to 100% of gross assumed liabilities. It is likely that U.S. federal enabling legislation will be necessary to implement the Framework. If the Framework ultimately leads to a reduction of the collateral requirements for non-U.S. insurers, such changes could be beneficial to Maiden Bermuda by permitting Maiden Bermuda to post less collateral to secure its reinsurance obligations to its U.S. ceding companies. In 2011, several changes were made to the NAIC's proposed model law revisions on reinsurance collateral. The amended models will still permit reduced collateral requirements for non-U.S. reinsurers, but modifications were made that will help protect the rights of U.S. ceding insurers. Again, at this time, we are unable to determine whether any additional changes in the U.S. reinsurance regulatory framework will be implemented based on the NAIC proposal and the effect, if any, such changes would have on our operations or financial condition.

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

International Standards
U.S. federal and state regulators have committed in principle to adopting international standards with respect to basic regulatory issues such as accounting, risk management, and corporate governance. International regulatory considerations are increasingly being deliberated by the National Association of Insurance Commissioners (NAIC) and could increase regulatory burdens for Maiden US and Maiden Specialty and have the potential to negatively impact all U.S. insurers, regardless of size. Various trade associations and industry participants are aggressively working to impact the NAIC adoption of these standards. However, the final outcome of these deliberations is unknown at this time.
Federal
Although the U.S. federal government typically does not directly regulate the business of insurance and reinsurance, federal initiatives often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. In recent years, the U.S. federal government has increased its scrutiny of the insurance regulatory framework and in July 2010 enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which is discussed below. Additionally, the 2013 budget proposed by President Obama includes a provision that would change the tax treatment for certain reinsurance premiums paid to affiliated foreign insurance companies. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

McCarran-Ferguson Act
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

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank became law in July 2010. Dodd-Frank creates a new source of regulation and supervision of the insurance industry at the federal level. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also establishes a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, in order to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crises in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. Congress ultimately limited the scope of the FIO and recognized that it should not be a duplicate federal insurance regulator. The office is restricted primarily to monitoring the industry and advising Congress and federal agencies on insurance issues. However, federal regulators will have vast discretion over how this oversight is executed. Dodd-Frank calls for numerous studies and contemplates further regulation, the timing and impact of which is uncertain. Dodd-Frank clarification bills were advanced during 2011 that could reduce costly, duplicative information requests on insurers, and prevent insurers from being subjected to bank-centric rules. Any additional legislation or regulatory requirements imposed in connection with Dodd-Frank or other regulatory reform may have an adverse effect on the operation of the Company and its subsidiaries.

The Terrorism Risk Insurance Program Reauthorization Act of 2007

The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIA") was signed into law by President Bush on December 26, 2007. This law renews the prior federal terrorism risk insurance program through December 31, 2014. The program includes protections for acts of domestic terrorism. The insurer deductible is fixed at 20% of an insurer's direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles, subject to a $100 billion cap. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism,” which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers, like Maiden Specialty.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of Maiden Holdings, Maiden US, Maiden Specialty, Maiden Bermuda and the companies formed and/or acquired in the IIS Acquisition, including Maiden Global, OVS and Maiden LF, is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries of ours are subject to taxation related to operations in Australia, Germany, Russia, Sweden, the United Kingdom and the United States. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

Maiden Holdings and Maiden Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966, as amended of Bermuda, to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or Maiden Bermuda or to any of their operations or the shares, debentures or other obligations of Maiden Holdings or Maiden Bermuda until March 31, 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings and Maiden Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to Maiden.

Germany

Maiden Germany GmbH (“Maiden Germany”), which is a wholly owned subsidiary of Maiden Global, is the majority shareholder of OVS. Maiden Germany is subject to German corporate income tax at a rate of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax at a rate of 14.875% resulting from the registered seat of the company in Darmstadt is paid.

Maiden Germany is not engaged in general commerce and Maiden Germany owns 90% of the shares in OVS. Maiden Germany and OVS implemented a tax unity with a retroactive effect from January 1, 2011, which results that all profits and losses generated at the level of OVS are attributed to Maiden Germany. The non-affiliated shareholder that holds the remaining 10% stake in OVS receives a fixed annual compensation of €45,000 from Maiden Germany, since all income is attributed to Maiden Germany as a result of the tax unity.

OVS, also with its registered seat in Darmstadt, is subject to the same German corporate income tax at a rate of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax at a rate of 14.875%. OVS is engaged in general commerce as an insurance agency. The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. In general, income from dividend and capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. However, a lump sum of 5% of the dividend / capital gains is added back to the taxable income, representing non-deductible business expenses. Since there is a tax unity in place between Maiden Germany and OVS, the tax exemption of dividends received by OVS is (due to the tax unity) not granted to OVS, but rather to Maiden Germany, the 90% shareholder. Dividends are also tax exempt at the level of Maiden Germany, since Maiden Germany is entitled to claim this exemption regulation.

Dividends paid by German corporate entities to foreign shareholders are subject to German withholding tax at a rate of 26.375%, unless the respective shareholder obtained a withholding tax exemption or reduction certificate from the Federal Central Tax Office by reference to a Double Tax Treaty or by reference to the EC Parent/Subsidiary Directive. There is no German withholding tax on (non-profit related) interest payments to corporate shareholders. Other than Maiden Germany and OVS, we believe that the Company has operated and will continue to operate its business in a manner that will not cause its affiliates to be treated as engaged in a trade or business within Germany. A trade or business in Germany requires a permanent establishment either in the form of a fixed place of business or by having a permanent representative on German ground.

Germany imposes an excise tax on auto insurance premiums paid to insurers which reside in Germany. The tax rate generally applicable is 19% of the insurance premium. If the insurer resides in a member state of the European Community or in a third country, the excise tax on insurance premiums will in principle only be levied if the policy-holder is a resident of Germany or if the insured property is located in Germany. There is generally no excise tax on reinsurance premiums.

Sweden

Maiden LF is subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 26.3%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced as a result of a tax treaty or under EU legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by OECD. Other than Maiden LF, we believe that Maiden has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.

United Kingdom

Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The full rate of U.K corporation tax is currently 26%, falling to 25% from April 2012. Non-U.K. resident corporations will only be within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment in the U.K. Non-U.K. resident corporations which are not entitled to treaty relief may be subject to U.K. income tax on U.K. source trading profits at the rate of 20% if they carry on a trade in the U.K. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as engaged in a trade within the U.K. Dividends paid by Maiden Global will not be subject to deduction or withholding for or on account of U.K. tax. Interest paid by Maiden Global will be subject to deduction of U.K. income tax at the rate of 20%, subject to the availability of treaty relief.

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

The United States also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the United States. The rate of tax applicable to reinsurance premiums paid to Maiden Bermuda is 1% of gross premiums
.
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

Item 1A. Risk Factors

Introduction

Current and potential investors in the Company should be aware that, as with any publicly traded company, investing in our securities carries risk. Managing risk effectively is critical to our success, and our organization is built around intelligent risk assumptions and prudent risk management. We have identified what we believe reflect key significant risks to the organization, and in turn to our shareholders, which are outlined below. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these enumerated risks, we face numerous other strategic, operational and emerging risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Business

There is limited historical information available for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of our limited operating history and a series of significant transactions, including the GMAC Acquisition in November 2008, entering into the ACAC Quota Share, IIS Acquisition in 2010 and the Senior Note Offering in 2011, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations. Because our underwriting and investment strategies differ from other participants in the property and casualty reinsurance markets, you may not be able to compare our business’s performance or prospects to other property and casualty reinsurers.

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

Global economies and financial markets have experienced significant weakness and volatility since 2008, although the most extreme of these circumstances have abated and economic conditions and markets have shown positive, albeit tentative progress since the first quarter of 2009. While near-term U.S. economic prospects have improved, unemployment continues at elevated levels and many sovereign, U.S. federal and state governments continued to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation and other economic fundamentals that may impact future growth prospects. There is significantly greater economic, fiscal and monetary uncertainty in Europe, due to the combination of poor economic growth, significant sovereign deficits which have called into question the future of the common currency used across most of Europe. These issues may have an indirect and potentially significant impact on the U.S. economy, although these prospects are not clearly defined at this time. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and competitor landscape could be materially and adversely affected.

If opportunities for writing reinsurance and insurance through Maiden US do not materialize as we expect, our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew and write new reinsurance and insurance through Maiden US. However, we cannot assure you that Maiden US will retain its customers or write new business as we expect. Based upon industry developments during 2011, pricing conditions may be improving which could enhance our ability to write new business. However, market conditions have been highly competitive for an extended period of time and the breadth (by line of business) and duration of any improved pricing environment which may develop is highly uncertain. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business and have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition and results of operations.

Our actual (re)insured losses may be greater than our reserve for loss and loss adjustment expenses , which would negatively impact our financial condition and results of operations.

We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer. After we begin to write reinsurance business and to recognize liabilities for unpaid losses, we will establish loss and loss adjustment expense reserves as balance sheet liabilities. These reserves will represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of our reserving process, we will review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

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

To the extent our reserve for loss and loss adjustment expenses is insufficient to cover actual loss and loss adjustment expenses, we will have to adjust our reserve and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

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

U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The TRIA requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act ("TRIEA") extended the federal assistance program through 2007, but it also set a per-event threshold that had to be met before the federal program would become applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Revitalization Act ("TRIPRA") currently extends the federal assistance program through 2014. However, the Obama administration has proposed an elimination of the program in its fiscal 2011 budget. It is uncertain at this time whether the program will continue through its scheduled expiration date.

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

Technology breaches or failures, including, but not limited to, those resulting from cyber-attacks on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

While technology can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees' and outsourcers' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

A shutdown or inability to access one or more of our facilities, a power outage, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange.

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. Our business continuity plans are tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.

It is possible that insurance policies we have in place with third-parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems. Furthermore, we have not secured any insurance coverage designed to specifically protect us from the result of such events.

Although we have experienced no known or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

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

Beginning in 2000 and accelerating in 2001, the property and casualty insurance and reinsurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. These trends have slowed beginning in 2004 and, in recent years market conditions have deteriorated at varying rates of speed with no reversals. Through 2011, the market has remained in a competitive environment in which underwriting capacity has expanded, risk selection has become less discrete and price competition has increased sharply. This additional underwriting capacity has resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline. In addition, despite the significant financial turmoil that occurred in 2008, market participant's capital levels have continued to improve due to positive earnings and improved values of risk assets over that time.

Recent catastrophe activity in 2010 and 2011 appear to have slowed the trend of increasingly competitive market conditions and potentially are suggestive of improved pricing conditions in the near term for market participants. However, it is highly uncertain whether these potentially changed market conditions are sustainable, and if so, for how long, given that industry capital levels have not materially declined.

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

In 2011, reinsurance of workers’ compensation insurance was 18.5% of net premiums written, which continues a trend of decreases in this line of business as a percentage of total net premiums written in recent years, as the Company continues to diversify. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing workers’ compensation insurance, this could negatively affect the workers’ compensation insurance industry in the affected markets. Currently, reductions in the number of people employed has affected the underlying payrolls which are generally the basis for insurance premiums charged and subsequently paid to reinsurers for the protection we offer.

In New York, our largest state in terms of workers’ compensation premium volume, and in certain other states, insurance regulators set the premium rates. Insurance regulators may set rates below those required to maintain profitability on our worker’s compensation business.

We compete with a large number of companies in the reinsurance industry for underwriting revenues.

The worldwide reinsurance business is highly competitive, as well as cyclical by product and market. These cycles, as well as other factors that influence aggregate supply and demand for property and casualty reinsurance products, are outside of our control. We compete with a large number of other companies in our selected lines of business. There are many reinsurers throughout the world, and new reinsurance companies, based in Bermuda or elsewhere, may be formed at any time. We will compete with major U.S. and non-U.S. reinsurers that offer the lines of reinsurance that we will offer, target the same market as we do and utilize similar business strategies. We compete with various reputable and established reinsurers, such as Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., General Reinsurance Corporation, PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, Sirius International Group, Ltd., Odyssey Re Holdings Corporation, W.R. Berkley Corp., and Everest Re Group, Ltd.

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

The insurance and reinsurance industry continues to undergo a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through merger and acquisition activities. We believe that the larger entities resulting from these mergers and acquisition activities may seek to use the benefits of consolidation, including improved efficiencies and economies of scale, to, among other things, implement price reductions for their products and services to increase their market shares. Consolidation among primary insurance companies may also lead to reduced use of reinsurance as the resulting larger companies may be able to retain more risk and may also have bargaining power in negotiations with reinsurers. If competitive pressures compel us to reduce our prices, our operating margins will decrease.

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

Financial Strength and Debt Ratings

Maiden Bermuda, Maiden US and Maiden Specialty have received financial strength ratings of “A-” (Excellent) from A.M. Best and BBB+ (Good) from Standard & Poor’s. Ratings downgrades of either company may adversely affect our competitive position and our ability to meet our financial goals and capital requirements.

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

The ratings of Maiden Bermuda, Maiden US and Maiden Specialty are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or Standard & Poor’s. If A.M. Best were to downgrade Maiden Bermuda’s rating below “A-,” AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or Standard & Poor’s were to downgrade Maiden Bermuda, Maiden US or Maiden Specialty, our competitive position would suffer, and our ability to market our products, to obtain customers and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because our insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

Liquidity, Capital Resources and Investments

A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. As at December 31, 2011, the fixed income securities of $2.0 billion in our investment portfolio represented 86.9% of our total cash and invested assets, of which $2.2 million or 0.1% were other investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we intend to classify substantially all of our invested assets as available for sale, we expect changes in the market value of our securities will be reflected in shareholders’ equity.

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

Our investment portfolio includes a significant amount of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Because of the unpredictable nature of losses that may arise under reinsurance policies, our liquidity needs could be substantial and may increase at any time. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio (all, excluding one Commercial Mortgage-Backed Security ("CMBS"), are currently agency-backed and AA+ rated). Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. Since 2007, global financial markets and credit markets in particular have experienced unprecedented volatility due to the effects of global economic weakness and resulting fiscal and monetary crises. Both the U.S. and other sovereign governments, particularly in Europe, have enacted significant fiscal and monetary measures which have elevated levels of liquidity in the credit market place in order to ensure economic stability and sustain recent limited economic growth. These measures have reduced interest rates to historically low levels and could continue to affect many types of fixed income securities, continuing the current period of higher than average price volatility. Based on the statements of the U.S. Federal Reserve and other central banks globally, this period of low interest rates is widely expected to continue for at least the next two years.

In order to limit the Company's exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, the Company has maintained the duration of its investment portfolio at 2.78 years as at December 31, 2011, which is lower than the duration of 3.8 years as at December 31, 2010. This shortened duration is likely to reduce the amount of investment income generated by our portfolio in 2012 and beyond, if the current interest rate environment does not change. In addition, these measures could increase the likelihood of inflation which would likely reduce the value of our fixed income securities and reduce our shareholders' equity.

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

Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. In 2007, we used approximately $450.0 million of the $500.0 million in net proceeds we received from a private offering and the $50.0 million our Founding Shareholders invested in us to capitalize Maiden Bermuda. We used the $260.0 million raised in the TRUPS Offering in January 2009 to capitalize Maiden US. In 2011, the Senior Note Offering refinanced a portion of the TRUPS Offering while providing us with our first public debt offering.

However, while we have been successful to date in raising the capital necessary to prudently manage our business, our business has grown rapidly and we may need to raise additional funds to further capitalize Maiden Bermuda, Maiden US or and Maiden Specialty, or expand our IIS business. We anticipate that any such additional funds would be raised through equity, debt or hybrid financings. In addition, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. We currently have no commitment from any lender with respect to a credit facility or a loan facility. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares. If we cannot obtain adequate capital, our business prospects, results of operations and financial condition could be adversely affected.

We have debt outstanding that could adversely affect our financial flexibility.

In connection with the TRUPS Offering, Maiden NA issued a subordinated debenture in the principal amount of $260.0 million, which is the subject of a subordinated guarantee by Maiden Holdings, which currently has an outstanding principal balance of $152.5 million. In addition, in connection with the Senior Notes Offering in 2011, Maiden NA issued senior notes in the principal amount of $107.5 million, which is subject to a guarantee by Maiden Holdings which is senior to the guarantee issued with the debenture issued in connection with the TRUPS Offering. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility.

Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our shareholders;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes; and

•
impacting rating agencies and regulators assessment of our Company's capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies and regulators assessment of our solvency.

Under the terms of our TRUPS Offering, if we prepay the TRUPS before January 20, 2014 we are required to pay a premium to security holders. This premium, along with an amortized discount currently recorded as a reduction of a liability, would affect both results of operations and our book value.

The terms of the TRUPS Offering stipulate that a premium equal to 14% of the value of the TRUPS would be payable to the holders of the TRUPS if we were to pay off the securities prior to January 20, 2014. Also, at the time of the TRUPS Offering, we issued 11.7 million common shares to the holders of the TRUPS Offering as an inducement to invest in the TRUPS. The value assigned to these shares, which was $26.2 million at December 31, 2011, is recorded as a reduction of the liability for the TRUPS on our balance sheet and is being amortized into expense over the term of the TRUPS Offering (30 years) using the effective yield method.
In 2011, in connection with the Senior Notes Offering, we repurchased $107.5 million of the TRUPS and as a result, pursuant to the terms of the TRUPS Offering, the Company incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in the Company's results of operations. As a result of the repurchase, the Company also incurred an additional non-recurring non-cash charge of approximately $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.
If we were to fully pay off the remaining securities prior to January 20, 2014, we would incur $21.4 million in additional expenses along with incurring additional amortization charges to write off the remaining unamortized amounts which are presently $26.2 million. Thus our results of operations and book value would be reduced commensurately.

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

International Operations

Our offices that operate in jurisdictions outside the Bermuda and U.S. are subject to certain limitations and risks that are unique to foreign operations.

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

The business associated with the IIS Acquisition and underwritten by Maiden Bermuda is primarily written in Germany, Russia, Latin America, Australia and other global markets that we have limited experience with. We have retained the entire management team and staff of GMAC IIS and OVS to improve the likelihood that the IIS Acquisition will achieve its expected results. We expect the transaction to generally perform within its overall stated targets. In addition, we have secured an arrangement with the largest primary insurer in the IIS Acquisition portfolio to continue to reinsure business with us for a period of three years. Further we have entered into cooperation agreements with the dealer association and manufacturer in that country to increase sales penetration through these arrangements. Despite these measures, there can be no guarantee that the IIS Acquisition will achieve the targets anticipated, or that the transaction could result in losses that would adversely affect our results of operations and financial condition.

Foreign currency fluctuations may reduce our net income and our capital levels adversely affecting our financial condition.

We conduct business in a variety of non-U.S. currencies, the principal exposures being the euro, the British pound, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2011, no such hedges or hedging strategies were in force or had been entered into.

If the European common currency, the Euro, were to collapse, be devalued or undergo structural changes in its participating countries or the basis on which they participate, we could be impacted, potentially significantly by the subsequent effects of such a circumstance.
We conduct a wide variety of business in countries in which the Euro is the local currency. We report our financial results in U.S. dollars and use widely reported exchange rates to convert this currency into U.S. dollars. For the year ended December 31, 2011, 8.6% of our net premiums written and 8.4% of our reserve for loss and loss adjustment expenses is Euro denominated. As at December 31, 2011 our fixed income portfolio contains: 1) $51.2 million of Euro-denominated non-U.S. government bonds, which constitutes 2.5% of the fixed income portfolio; and 2) $66.8 million of Euro-denominated non-U.S. corporate bonds , which constitutes 3.3% of the fixed income portfolio.
Countries that participate in the Euro have been engulfed in significant economic uncertainty in recent years, but particularly in 2011. This uncertainty is the result of the cumulative effect of excessive sovereign debt, deficits by certain participating countries in the Euro and poor economic growth and prospects for the union as a whole. The uncertainty has been exacerbated by the lack (to date) of both definitive solutions to these issues and questions surrounding the adequacy of funding mechanisms by participating countries and other institutions to de-lever the economic union and improve its economic outlook. While not likely at this time, without satisfactory and timely resolution of these issues, the collapse or modification of the Euro cannot be ruled out at this time, with further uncertainty as to what forms of currency would take its place.
As a result, we could be exposed to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.
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

Maiden Bermuda is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. We do not intend Maiden Bermuda to be registered or licensed as an insurance company in any jurisdiction outside Bermuda or to conduct any insurance or reinsurance activities in the United States or elsewhere outside of Bermuda. Nevertheless, we expect that a large portion of the gross premiums written by Maiden Bermuda will be derived from (1) the Master Agreement with AII, (2) the quota share agreement with ACAC, and (3) from reinsurance contracts entered into with entities mostly domiciled in the United States and Europe. Inquiries into or challenges to the insurance activities of Maiden Bermuda may still be raised by U.S. or European insurance regulators in the future.

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

Europe

Within the EU, the EU Reinsurance Directive of November 2005 (the “Directive”) was adopted. Member States of the EU and the EEA ("European Economic Area") were required to implement this by December 2007 however several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country., therefore, allowing reinsurers established in the EU to provide services to all EEA states. As a result, Maiden LF, being established in Sweden and regulated by the Swedish Finansinspektionen ("Swedish FSA"), is able, subject to regulatory notifications and there being no objection from the Swedish FSA and the Member States concerned, to provide insurance and reinsurance services in all EEA Member States.

The Directive also does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA. As such, and subject to the specific rules in particular Member States, Maiden Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Currently, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA.

In addition to the Directive, the European Union is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II.” Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the European Community (“EC”). Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. One aspect of Solvency II (the details of which are currently being developed) concerns the treatment of reinsurance ceded by EC insurers to reinsurers headquartered in a state outside the EC. For example, consideration is being given as to whether reinsurance ceded to a non-EC reinsurer should be treated in the same way as reinsurance ceded to an EC reinsurer, and whether EC decants should require their non-EC reinsurers to provide collateral to cover unearned premium and outstanding claims provisions. The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EC countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EC may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide collateral for our obligations to EC insurers. This could have a material adverse impact on our ability to conduct our business. Solvency II is scheduled to be fully implemented by the end of 2013.

United States

In the United States, licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Maiden Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business  — Regulatory Matters” in this Form 10-K. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Maiden Holdings. In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws. The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements. In addition, the federal government has undertaken initiatives, including Dodd-Frank, in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies.

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

Our success depends largely on our senior management, which includes, among others, Art Raschbaum, our President and Chief Executive Officer, John Marshaleck, our Chief Financial Officer, Karen Schmitt, our President of Maiden US and Maiden Specialty, Patrick J. Haveron, our Executive Vice President, and Ronald M. Judd, our President of Maiden Global. We have entered into employment agreements with each of these executive officers, as well as with additional former key employees of GMAC RE and GMAC IIS. These employees were instrumental in developing the book of business with the former GMAC RE and GMAC IIS and have been managing the retention of that business as it has transferred to Maiden US, Maiden Specialty or Maiden Bermuda. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ twelve non-Bermudians in our Bermuda office including our President and Chief Executive Officer, our Chief Financial Officer and our Chief Underwriting Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. The Bermuda government’s policy places a six year term limit on individuals with work permits, subject to certain exemptions for key employees. A work permit is issued with an expiry date (up to five years) and no assurances can be given that any work permit will be issued or, if issued, renewed upon the expiration of the relevant term. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Corporate Governance

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries.

We expect that dividends and other permitted distributions from Maiden Bermuda, Maiden Global (and its subsidiaries), Maiden LF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay dividends to shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, will restrict the declaration and payment of dividends and the making of distributions by Maiden Bermuda, unless specific regulatory requirements are met. In addition, Maiden Bermuda might enter into contractual arrangements in the future that could impose restrictions on any such payments. If we cannot receive dividends or other permitted distributions from Maiden Bermuda as a result of such restrictions, we will be unable to pay dividends as currently contemplated by our board of directors. It is anticipated Maiden Bermuda can pay us dividends of approximately $3.8 million.The inability of Maiden Bermuda to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of Maiden US and Maiden Specialty to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US and Maiden Specialty cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings, which may not, in turn, be able to pay dividends to shareholders. As at December 31, 2011, Maiden US could pay dividends to Maiden NA of approximately $0 and Maiden Specialty could pay dividends to Maiden US of $3.6 million without prior regulatory approval. Any dividends paid by Maiden US and Maiden Specialty would reduce its surplus.

Under the Insurance Act, Maiden Bermuda is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Bermuda to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Bermuda at December 31, 2011 was approximately $693.4 million (2010 – $670.1 million) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $226.5 million (2010 – $164.6 million) at December 31, 2011. Maiden Bermuda was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period. In addition, Maiden Bermuda is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the BMA of such payment (and in certain cases prior approval of the BMA). Maiden Bermuda is allowed to pay dividends provided the payment of the dividends does not result in Maiden Bermuda failing to comply with the ECR as calculated by the BSCR. Maiden Bermuda is currently completing its 2011 BSCR and as at December 31, 2011, it is anticipated Maiden Bermuda can pay dividends or distributions not exceeding $3.8 million.

Maiden Bermuda is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a TCL for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Bermuda is currently completing its 2011 BSCR and believes that it will meet the ECR as at December 31, 2011.

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As at March 7, 2012, our Founding Shareholders beneficially control approximately 28.3% of our outstanding common shares. Although they do not act as a group, our Founding Shareholders exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.08 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.08 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.

The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes in the frequency or severity of claims;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	price competition;

•	inadequate loss and loss adjustment expense reserves;

•	cyclical nature of the property and casualty insurance market;

•	negative developments in the specialty property and casualty reinsurance sectors in which we operate; and

•	reduction in the business activities of AmTrust, ACAC or any of our ceding insurers.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our shares may be volatile.

Future sales of shares may adversely affect their price.

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As at March 7, 2012, 72,221,999 common shares are outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our 2007 Share Incentive Plan. As at March 7, 2012, the total options outstanding was 2,902,794 Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

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

In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as that term is defined in the risk factors under the section captioned “Taxation” within this Item on page 52 (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

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

In addition, AII and ACAC are entitled to terminate their respective Quota Share Agreements if we undergo a change in control. Because we expect the business we reinsure from AmTrust and ACAC to constitute a substantial portion of our business, this termination right may deter parties who are interested in acquiring us, may prevent shareholders from receiving a premium over the market price of our common shares and may depress the price of our common shares below levels that might otherwise prevail.

U.S. persons who own our shares may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.

The Companies Act, which applies to us, differs in certain material respects from laws generally applicable to U.S. corporations and their shareholders. As a result of these differences, U.S. persons who own our shares may have more difficulty protecting their interests than U.S. persons who own shares of a U.S. corporation. Set forth below is a summary of certain significant provisions of the Companies Act, including modifications adopted pursuant to our bye-laws, applicable to us which differ in certain respects from provisions of Delaware corporate law. Because the following statements are summaries, they do not discuss all aspects of Bermuda law that may be relevant to us and our shareholders.

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

AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Master Agreement with AmTrust’s Bermuda reinsurance subsidiary AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of the policies written by AmTrust. In 2011, we provided additional quota share reinsurance through the European Hospital Liability Quota Share which is a separate one-year 40% quota share agreement with AmTrust Europe Limited and AmTrust International Underwriters Limited. The European Hospital Liability Quota Share covers those entities medical liability business in Europe, substantially all of which is in Italy at the present time. Despite the ongoing growth of our reinsurance relationship with AmTrust and its subsidiaries, with the ongoing diversification of the Company through the GMAC Acquisition and IIS Acquisition, along with entering into the ACAC Quota Share in recent years, AmTrust now represents a reduced percentage of the overall portfolio.

We are still dependent, however, on AmTrust and its subsidiaries for a substantial portion of our business. Our Master Agreement with AII has been renewed for an additional three years (until June 30, 2014), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below “A-”). The Master Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Master Agreement would significantly reduce our revenues and could have a material adverse effect on us.

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

We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which we and AmTrust agreed that we will cause Maiden Bermuda to enter into the quota share agreement. The asset management agreement with an AmTrust subsidiary, the reinsurance brokerage agreement with an AmTrust subsidiary, the warrants previously issued to our Founding Shareholders (which were exchanged for restricted common shares in September 2010) and the expired provisional employment agreement with our former Chief Executive Officer, Max G. Caviet, were negotiated while we were an affiliate of AmTrust. These circumstances could increase the likelihood that the IRS would claim that the agreements between us and AmTrust were not executed on an arm’s-length basis and any such assertion, if not disproved by us, could result in adverse tax consequences to us.

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

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and ACAC diverge. Because it is anticipated that ACAC will be a significant customer for at least the next several years, one of our Founding Shareholders could have the ability to significantly influence such situations. However, the Audit Committee of the Company’s Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions, except those related to compensation, which our independent Compensation Committee reviews.

Our funds will be loaned to AII to be placed in trusts for the benefit of AmTrust’s insurance companies or will be placed in trusts for the benefit of other ceding companies.

Maiden Bermuda has agreed to collateralize its obligations under the Master Agreement by one or more of the following methods at the election of Maiden Bermuda:

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

If collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless an AmTrust insurance company subsidiary is domiciled in the United States. Maiden Bermuda currently is satisfying its collateral requirements under the Master Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement. As at December 31, 2011, $168.0 million was on loan to AII.

Maiden Bermuda is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights there under. If one or more of these AmTrust subsidiaries withdraws Maiden Bermuda’s assets from their trust account, draws down on its letter of credit or misapplies withheld funds that are due to Maiden and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Bermuda to recover any such amounts to which we are entitled than it would be if Maiden Bermuda had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Bermuda any collateral provided by Maiden Bermuda that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Bermuda. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Bermuda chooses not to terminate the Master Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically.

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

Taxation

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

If U.S. persons are treated as owning 25% or more of Maiden Bermuda’s shares (by vote or by value) (as is expected to be the case) and the related person insurance income (or RPII) of Maiden Bermuda (determined on a gross basis)

were to equal or exceed 20% of Maiden Bermuda’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Bermuda (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Bermuda. As at December 31, 2011, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ending December 31, 2011 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

A company which is resident in the UK for UK corporation tax purposes is subject to UK corporation tax in respect of its worldwide income and gains. While Maiden Global is a UK company, neither Maiden Holdings nor Maiden Bermuda are incorporated in the UK. Nevertheless, Maiden Holdings or Maiden Bermuda would be treated as being resident in the UK for UK corporation tax purposes if its central management and control were exercised in the UK. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Bermuda intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the UK, for UK tax purposes. However, Her Majesty’s Revenue & Customs could challenge our tax residence status.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Bermuda (our corporate headquarters), the United States, the United Kingdom, Germany, Austria, Australia and Russia for the operation of our business. We also lease a property for employee use in Bermuda. Our office leases have remaining terms ranging from 7 months to approximately 10 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 12 of the notes to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We executed an office space lease in Hamilton, Bermuda commencing September 1, 2009 for Maiden Holdings and Maiden Bermuda. The initial term of this agreement expires on November 1, 2012 with one option of five years. We have an office space lease in Mount Laurel, New Jersey expiring on May 31, 2015, for use by Maiden Re, Maiden US and Maiden Specialty. We have also executed an office space lease in Beaconsfield, Buckinghamshire, United Kingdom commencing on October 1, 2010, for Maiden Global; the initial term of this agreement expires on October 1, 2015, with one option of five years. We also have ten other office space leases in the United States, one property lease in Bermuda and one office space lease in Germany, Austria, Australia and Russia, respectively, with various expiry dates.

Item 3. Legal Proceedings.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our financial position, results of operations or liquidity.

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred.The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor.  The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.  On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011.

Item 4. Mine Safety Disclosures.

Not applicable.

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

	High	Low
2010
First quarter	$7.74	$6.46
Second quarter	$7.69	$6.36
Third quarter	$7.79	$6.14
Fourth quarter	$8.11	$7.43
2011
First quarter	$8.48	$7.10
Second quarter	$9.75	$7.14
Third quarter	$9.88	$7.32
Fourth quarter	$8.95	$6.99

At March 7, 2012, the last reported sale price of our common share was $8.41 per share and there were 22 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2011 and 2010, we declared regular quarterly dividends totaling $0.30 and $0.265 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the United States. See Item 1 Business — Regulatory Matters, Item 7 Management’s Discussion and Analysis of Financial Condition, and Results of Operations — Liquidity and Capital Resources — Restrictions, Collateral and Specific Requirements, and Note 17 of the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for Standard & Poor’s 500 Composite Stock Price Index (“S&P 500”), and NASDAQ Insurance Index for the period beginning on May 6, 2008, the date of our listing on NASDAQ, and ending on December 31, 2011, assuming $100 was invested on May 6, 2008. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

Item 6. Selected Financial Data.

The following tables set forth our summary historical statement of operations data and summary balance sheet data as at and for the years ended December 31, 2011, 2010 and 2009. Statement of operations data and balance sheet data are derived from our audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Annual Report on Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$1,812.6	$1,298.1	$1,048.7
Net premiums written	$1,723.5	$1,227.8	$1,030.4
Net premiums earned	$1,552.4	$1,169.8	$919.9
Other insurance revenue	12.6	—	—
Net investment income	74.9	71.6	62.9
Net realized and unrealized gains on investment	0.5	6.6	0.3
Total Revenues	1,640.4	1,248.0	983.1
Net loss and loss adjustment expenses	1,043.1	755.1	608.6
Commissions and other acquisition expenses	438.8	336.7	241.4
General and administrative expenses	53.9	42.2	32.1
Interest and amortization expenses	34.1	36.5	34.4
Accelerated amortization of junior subordinated debt discount and issuance cost	20.3	—	—
Junior subordinated debt repurchase expense	15.1	—	—
Amortization of intangible assets	5.0	5.8	6.6
Foreign exchange and other (gains) losses	(0.3)	0.5	(2.4)
Income tax expense	1.9	1.3	1.3
Total Expenses	1,611.9	1,178.1	922.0
Net income attributable to Maiden shareholders	$28.5	$69.9	$61.1
Per Share Data:
Earnings per common share(1) :
Basic	$0.40	$0.99	$0.88
Diluted	$0.39	$0.98	$0.87
Weighted average number of common shares outstanding:
Basic	72,155,503	70,799,966	69,646,804
Diluted	72,903,688	71,372,688	70,060,197
Dividends declared per share	$0.30	$0.265	$0.245

For the Year Ended December 31,	2011	2010	2009
Selected Consolidated Ratios:
Loss and loss expense ratio(2)	66.6%	64.6%	66.2%
Acquisition cost ratio(3)	28.0%	28.8%	26.2%
General and administrative expense ratio(4)	3.5%	3.5%	3.5%
Expense ratio(5)	31.5%	32.3%	29.7%
Combined ratio(6)	98.1%	96.9%	95.9%

As at December 31,	2011	2010	2009
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$188.1	$96.2	$107.4
Restricted cash and cash equivalents	114.9	89.8	144.9
Investments at fair market value	2,022.9	1,880.3	1,667.2
Reinsurance balances receivable, net	382.7	226.3	211.3
Funds withheld	42.6	152.7	—
Loan to related party	168.0	168.0	168.0
Deferred commission and other acquisition costs	248.4	203.6	173.0
Total assets	3,354.4	2,982.6	2,636.1
Reserve for loss and loss adjustment expenses	1,398.4	1,226.8	1,002.7
Unearned premiums	832.0	657.6	583.5
Securities sold under agreements to repurchase, at contract value	—	76.2	95.4
Senior notes	107.5	—	—
Junior subordinated debt	126.3	215.2	215.1
Total Maiden shareholders’ equity	768.6	750.2	676.5
Book value per share(7)	$10.64	$10.40	$9.62

(1)	Please refer to Note 13 of the notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per share.

(2)	Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.

(3)	Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.

(4)	Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue.

(5)	Calculated by combining the acquisition cost ratio and the general and administrative expense ratio.

(6)	Calculated by combining the net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

(7)
Basic book value per share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as at the end of the period, giving no effect to dilutive securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the “Special Note About Forward-Looking Statements” in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the “Risk Factors” set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe risk profile intact. These transactions have increased our net premiums written to in excess of $1.7 billion while strongly positioning our capital to extend its business platform both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with AmTrust Financial Services, Inc. (“AmTrust”) in 2007 (the “AmTrust Quota Share”);

•	Acquiring and expanding the reinsurance operations of GMAC Insurance from GMACI Holdings, LLC in 2008 (the “GMAC Acquisition”);

•	Completing a private placement of trust preferred securities of approximately $260.1 million in 2009 (the “TRUPS Offering”);

•	Entering into a quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) in 2010 (the “ACAC Quota Share”); and

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. in 2010 (the “IIS Acquisition”).

•	Completing a public debt offering of $107.5 million in June 2011 and repurchasing a like amount of our outstanding TRUPS Offering securities in July 2011 ("the "Senior Note Offering").

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

We provide reinsurance through our wholly owned subsidiaries, Maiden US and Maiden Bermuda and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty, a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. Maiden Bermuda does not underwrite any primary insurance business. Maiden LF is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global business development efforts.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share. As at December 31, 2011, we had approximately $3.4 billion in total assets, $768.6 million of total shareholders’ equity and $1.0 billion in total capital, which includes shareholders’ equity and both senior notes and junior subordinated debt.

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

While natural and man-made catastrophes occur each year affecting reinsurance industry results, both 2010 and 2011 experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., negatively impacting overall industry performance. Consistent with our business model, the Company experienced modest losses from the 2010 or 2011 global catastrophe events; however, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the Company's results. Other U.S.-based catastrophe experience in 2011 has been within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts. Despite this elevated level of weather losses, consistent with its operating model, Maiden maintained profitable underwriting results throughout 2011.

Despite the significant financial impact of these occurrences, capital positions across the insurance and reinsurance industry appear to remain adequate at present. Although the ultimate impact remains unclear and is currently more uncertain in light of reinsurance industry performance in 2011, broad industry conditions brought about by the combination of catastrophe events, unfavorable pricing and investment conditions appear to be more supportive of improved pricing in the near term. The scope and tenure of this improved pricing environment is less certain. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such events continue, they could have a significant positive effect on competition and pricing. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

In addition, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities; yields on these securities are at historically low levels and are widely forecast to remain at such levels for the foreseeable future. Continued existence of these conditions will adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions may not be supportive of sustained, longer-term additional pricing measures which would stabilize underwriting trends.

Recent Developments

Senior Notes Offering

On June 24, 2011, the Company’s wholly-owned U.S. holding company subsidiary, Maiden NA, closed the offering of $107.5 million aggregate principal amount of 8.25% Senior Notes due June 15, 2041 (the "Senior Notes"), which are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Senior Notes to be repurchased plus accrued and unpaid interest up to but excluding the redemption date.

Maiden NA has listed the Senior Notes on the New York Stock Exchange and trading commenced on July 21, 2011 under the symbol “MHNA.”

Total net proceeds from the offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses payable by Maiden NA and the Company. The net proceeds were used to repurchase a portion of the TRUPS Offering securities. The Company repurchased $107.5 million of junior subordinated debt issued in the TRUPS Offering securities on July 15, 2011. Pursuant to the terms of the TRUPS Offering, the Company incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in the Company's results of operations for the year ended December 31, 2011. The Company will save approximately $6.2 million annually as a result of the refinancing, and approximately $15.9 million from the closing of the Senior Notes offering until January 20, 2014, the date on which the repurchase or redemption penalty associated with the TRUPS Offering expires. As a result of the repurchase, the Company also incurred an additional non-recurring non-cash charge of approximately $20.3 million for the year ended December 31, 2011, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.

GMAC International Insurance Services, Ltd. Reinsurance Acquisition

On November 30, 2010, we acquired the majority of the reinsurance-related infrastructure, assets and liabilities of GMAC IIS. GMAC IIS is based in the United Kingdom and also included the following primary components, the sum of which is referred to as the IIS Acquisition:

•
A renewal rights agreement under which Maiden Bermuda underwrites certain assumed reinsurance business written by GMAC IICL, which covers primarily personal auto and credit life coverages offered by primary insurers in association with programs GMAC IIS designs and implements for original equipment automobile manufacturers;

•
The IICL Agreement under which Maiden Bermuda reinsures all of the existing contracts written by GMAC IICL pursuant to a loss portfolio transfer; under the purchase agreement, all future contracts will be underwritten by Maiden Bermuda;

•
Acquisition of GMAC VS, an insurance producer based in Germany which supports sales of primary personal auto insurance through participating automobile dealerships and original equipment automobile manufacturers; and

•
Acquisition of GMAC LF, a credit life insurer domiciled in Sweden which writes certain credit life insurance in association through automobile financings offered through participating automobile dealerships and original equipment automobile manufacturers which has been renamed Maiden LF.

According to the loss portfolio transfer provisions of the IICL Agreement, the Company assumed loss reserves of $98.8 million associated with the GMAC IICL business as at November 30, 2010. The Company also assumed unearned premium, net of acquisition expenses, of approximately $19.5 million.

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL. Actual assets in support of the liabilities assumed under the IICL Agreement were transferred to the Company when the subject individual agreements were novated to Maiden Bermuda. The substantial majority of subject contracts have been novated as at December 31, 2011. Please refer to the section entitled “IIS Acquisition — Funds Withheld” in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K for further information.

As a result of the assumption of these liabilities, at November 30, 2010, the underlying assets in support of these collateral arrangements totaled $141.8 million. The Company now assumes one hundred percent (100%) of all premiums and losses for which GMAC IICL is otherwise entitled to or liable in respect of the reinsurance contracts.

We will pay a fee to GMAC IICL for the right to renew the expiring contracts, subject to certain minimum payments at close, over a three-year period commencing November 30, 2010.

On September 1, 2011, in exchange for a 10% interest in GMAC VS, we entered into cooperation agreements with the Opel Dealer Association, the Opel dealer association in Germany and the German auto manufacturer Opel. We also renamed GMAC VS “Opel Händler VerisicherungsService GmbH”. The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and Maiden via OVS, respectively.

The aggregate purchase price of GMAC VS and GMAC LF at November 30, 2010 was $22.3 million, which was the tangible book value of each entity. All balances of the IIS Acquisition were settled on an estimated basis and pursuant to the terms of the underlying agreements, were subject to adjustment to the final actual balances as at November 30, 2010 in the following year. In 2011, the total consideration was reduced to $21.6 million.

ACAC Transaction

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share agreement. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC. In addition to reinsurance support, we provide support services focused on helping ACAC to continue its profitable expansion. As noted, management of this business is treated as a separate segment captioned ACAC Quota Share.

2011 Financial Highlights

2011 Consolidated Results of Operations

•	Net income attributable to Maiden shareholders of $28.5 million, or $0.40 basic and $0.39 diluted earnings per share.

•Operating earnings of $69.6 million, or $0.97 basic and $0.96 diluted operating earnings per share(1)

•	Gross premiums written of $1.8 billion, a 39.6% increase over 2010 .

•	Net premiums earned of $1.6 billion, a 32.7% increase over 2010 .

•	Underwriting income of $42.8 million and combined ratio of 98.1%(2)

•
Adverse net underwriting impact of second quarter 2011 due to U.S. thunderstorm and tornado activity totaling $9.5 million, net of the Company’s quarterly provision for normalized catastrophe activity.

•
Non-recurring charges in the year ended December 31, 2011 related to Senior Notes Offering of $15.1 million for the repurchase expense of $107.5 million in junior subordinated debt funded by the Senior Notes along with a $20.3 million non-cash charge for the accelerated amortization of subordinated debt discount and issuance costs related to the TRUPS Offering which were repurchased with the proceeds of the Senior Notes Offering.

•	Net investment income of $74.9 million , a 4.5% increase over 2010.

2011 Consolidated Financial Condition

•	Operating return on equity of 9.2% for the year ended December 31, 2011 as compared to 10.2% for the year ended December 31, 2010.

•	Common shareholders’ equity of $768.6 million; book value per common share of $10.64 .

•	Total cash and investments of $2.3 billion; fixed maturities comprise 86.9% of total invested assets, of which 60.1% have a credit rating of AA+ or better and an overall average credit rating of AA-.

•	Total assets of $3.4 billion.

•	Reserve for loss and loss adjustment expenses of $1.4 billion.

•	Total debt of $233.8 million and a debt to total capitalization ratio of 23.3%.

(1)
Operating earnings, operating earnings per share and operating return on equity are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Combined ratio is an operating metric. See “Non-GAAP Financial Measures” for additional information.

Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain non-GAAP financial measures. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the Company’s results of operations in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. However these measures should not be viewed as a substitute for those determined in accordance with U.S GAAP. These non-GAAP measures are:

Operating Earnings and Operating Earnings per Share: In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for U.S. GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

•	Net realized and unrealized gains or losses on investment;

•	Foreign exchange and other gains or losses;

•	Amortization of intangible assets; and

•	Non-cash deferred tax expenses;

We exclude net realized and unrealized gains or losses on investment and foreign exchange and other gains or losses as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

We also exclude certain non-recurring expenditures that are material to understanding our results of operations, including the following:

•	for 2011 and 2010, we exclude transaction expenses related to the IIS Acquisition as these are non-recurring; and

•	in 2011, as a result of the Senior Notes Offering, we exclude the junior subordinated debt repurchase expense and the accelerated amortization of junior subordinated debt discount and issuance costs.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Net income attributable to Maiden shareholders	$28.5	$69.9	$61.1
Add (subtract):
Net realized and unrealized gains on investment	(0.5)	(6.6)	(0.3)
Foreign exchange and other (gains) losses	(0.3)	0.5	(2.4)
Amortization of intangible assets	5.0	5.8	6.6
Junior subordinated debt repurchase expense	15.1	—	—
Accelerated amortization of junior subordinated debt discount and issuance cost	20.3	—	—
Non-recurring general and administrative expenses relating to IIS Acquisition	0.2	1.9	—
Non-cash deferred tax expense	1.3	1.2	1.3
Operating earnings attributable to Maiden shareholders	$69.6	$72.7	$66.3
Operating earnings per common share:
Basic operating earnings per share	$0.97	$1.03	$0.95
Diluted operating earnings per share	$0.96	$1.02	$0.95

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. The decrease in Operating ROE in 2011 was the result of higher combined ratios in part brought about by the adverse net underwriting impact of second quarter 2011 U.S. thunderstorm and tornado activity totaling $9.5 million, net of the Company's quarterly provision for normalized catastrophe activity. Operating ROE for the years ended December 31, 2011, 2010 and 2009 is computed as follows:

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Operating earnings	$69.6	$72.7	$66.3
Opening shareholders’ equity	$750.2	$676.5	$509.8
Ending shareholders’ equity	$768.6	$750.2	$676.5
Average shareholders’ equity	$759.4	$713.4	$593.1
Operating return on equity	9.2%	10.2%	11.2%

Book Value per Share:  Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per share ultimately translates into growth in the Company’s stock price. Book value per share is calculated using common shareholders’ equity divided by the number of common shares outstanding. Book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per share as at December 31, 2011, 2010 and 2009 is computed as follows:

As at December 31,	2011	2010	2009
	($ in Millions)
Ending shareholders’ equity	$768.6	$750.2	$676.5
Common shares outstanding	72,221,428	72,107,100	70,291,289
Book value per share	$10.64	$10.40	$9.62

Certain Operating Measures

Underwriting Income and Combined Ratio:  The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and loss expense ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the total loss and loss adjustment expenses, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting net loss and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio.

For purposes of these operating measures, the fee-generating business associated with the IIS Acquisition (“IIS Fee Business”) which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company’s Consolidated Statements of Income.

While an important metric of success, underwriting income and combined ratio do not reflect all components of profitability, as they do not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to individual reportable segments. Certain general and administrative expenses are allocated to segments based on various factors, including staff count and each segment’s proportional share of gross premiums written.

The “net loss and loss expense ratio” is derived by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue. The “acquisition cost ratio” is derived by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The “expense ratio” is the sum of the acquisition cost ratio and the general and administrative expense ratio.

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

The Company's revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as available-for-sale ("AFS"), and other investments that are held as AFS. In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments held as available-for sale are generally excluded from earnings. These unrealized gains and losses are included on the Company's Consolidated Balance Sheet in Accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net loss and loss adjustment expenses, commission and other acquisition expenses, general and administrative expenses, amortization of intangible assets and foreign exchange and other gains or losses. Net loss and loss adjustment expenses are comprised of three main components:

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

Commission and other acquisition expenses are comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business and can, in certain instances, vary based on loss sensitive features of reinsurance contracts. Commission and other acquisition expenses are reported after (1) deducting commissions received on ceded reinsurance, (2) deducting the part of commission and other acquisition expenses relating to unearned premiums and (3) including the amortization of previously deferred commission and other acquisition expenses.

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased share-based compensation expense, increased rent expense for our offices and increased professional fees. As the Company continues to expand and diversify in 2012, we expect this trend to continue.

Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2, Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

Reserve for Loss and Loss Adjustment Expenses

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

Because a significant amount of time can elapse between the assumption of risk, particularly on longer-tail lines of business, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company ("the reinsurer") and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid loss and loss adjustment expenses ("loss reserves") is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves ("case reserves"), ACRs and IBNR reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. ACRs are established for particular circumstances where, on the basis of individual loss reports, the Company estimates that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves and ACRs. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses (“ULAE”) associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves.

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

For all lines, the Company’s objective is to estimate ultimate loss and loss adjustment expenses. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves and ACRs from total loss reserves. IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, the reserve for loss and loss adjustment expenses include significant estimates for IBNR reserves.

The reserve for IBNR is estimated by management for each account based on various factors, including underwriters’ expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.

In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the treaties and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, the Expected Loss Ratio method, the Reported Loss Development method and the Incurred and (as applicable) Paid Bornhuetter-Ferguson (B-F) methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of occurrences. For example, external and vendor catastrophe models are typically used in the estimation of loss and loss adjustment expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer.

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

The reserve for loss and loss adjustment expenses as at December 31, 2011 and 2010 comprised:

As at December 31,	2011	2010
	($ in Millions)
Reserve for reported loss and loss adjustment expenses	$820.8	$655.0
Reserve for losses incurred but not reported	577.6	571.8
Reserve for loss and loss adjustment expenses	$1,398.4	$1,226.8

While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e., unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e., favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined.

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

Actuarial Methods Used to Estimate Loss and Loss Adjustment Expense Reserves

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

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and loss adjustment expenses reserves in each segment.

In the Diversified Reinsurance segment, as at December 31, 2011, 88.7% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition (which includes new business written subsequent to that transaction). The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. In general for the Diversified Reinsurance segment we utilize the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the RLD Method.

The Company has underwritten the AmTrust Quota Share Reinsurance segment since July 1, 2007. This segment consists of business written under the Master Agreement since that time, and commencing April 1, 2011, the business associated with the European Hospital Liability Quota Share. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility. As a result, we have tended to rely on a weighted approach which primarily employs the RLD method for aspects of the segment with ample historical data, while also considering the ELR method for exposure resulting from recent acquisitions, or a relative level of experience. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of monthly and quarterly data instead of contract period data in totality. As a result, a range of loss development factors are utilized due to the relative lack of seasoning of the underlying business as regards the Company’s experience. Because of the refinement of the data, this allows for greater use of the loss development method earlier on in the maturity of the book than would ordinarily occur.

Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses

The most significant assumptions used as at December 31, 2011 to estimate the reserve for loss and loss adjustment expenses within the Company’s segments are as follows:

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

The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and loss adjustment expenses and are applicable to each of the Company’s business segments. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that these assumptions represent a realistic and appropriate basis for estimating the reserve for loss and loss adjustment expenses.

Our reporting factors and expected loss ratios are based on a blend of our own experience, cedant experience and industry benchmarks. The benchmarks selected were those that we believe are most similar to our underwriting business.

Factors Creating Uncertainty in the Estimation of the Reserve for Loss and Loss Adjustment Expenses.

While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for loss and loss adjustment expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and loss adjustment expenses . Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and loss adjustment expenses.

The inherent uncertainty of estimating the Company’s reserve for loss and loss adjustment expenses increases principally due to:

i.	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;

ii.	the differing reserving practices among ceding companies;

iii.	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and

iv.
the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and loss adjustment expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As at December 31, 2011, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss adjustment expense reserve estimates. As at December 31, 2011, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

The Company assumes in its loss and loss adjustment expense reserving process that, on average, the time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as property, to many years for some casualty lines of business. To the extent that actual reported losses are reported more quickly or more slowly than expected, the Company may adjust its estimate of ultimate loss.

Potential Volatility in the Reserve for Loss and Loss Adjustment Expenses.  In addition to the factors creating uncertainty in the Company’s estimate of loss and loss adjustment expenses , the Company’s estimated reserve for loss and loss adjustment expenses can change over time because of unexpected changes in the external environment. Potential changing external factors include:

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

The Company’s estimates of reserve for loss and loss adjustment expenses can also change over time because of changes in internal company operations, such as:

•	alterations in claims handling procedures;

•	growth in new lines of business where exposure and loss development patterns are not well established; or

•	changes in the quality of risk selection or pricing in the underwriting process.

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and loss adjustment expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future.

In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience. As at December 31, 2011, 88.7% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. We believe the possible variance of our expected loss ratio for all applicable loss years for the Diversified Reinsurance segment was approximately one percentage point as at December 31, 2011. If our final loss ratio for the Diversified Reinsurance segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $20.0 million.

The Company has underwritten the AmTrust Quota Share Reinsurance segment since July 1, 2007. This segment consists of business written under the Master Agreement since that time, and commencing April 1, 2011, the business associated with the European Hospital Liability Quota Share. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment as compared to the Diversified Reinsurance segment. We believe a possible variance of our expected loss ratio for all applicable loss years for the AmTrust Quota Share segment was approximately four percentage points as at December 31, 2011. If our final loss ratio for the AmTrust Quota Share segment were to vary by four percentage points from the expected loss ratios in aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $72.0 million.

The Company has underwritten the ACAC Quota Share segment since March 1, 2010. ACAC's executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 15 years of loss experience associated with it. In addition, our management has experience with this book of business when part of our business and ACAC were owned by GMAC. As a result, we believe the possible variance of our expected loss ratio for all applicable loss years for the ACAC Quota Share segment was approximately one percentage point as at December 31, 2011. If our final loss ratio for the ACAC Quota Share segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $3.7 million.

Premiums and Commissions and Other Acquisition Expenses

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

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results.

Under proportional treaties, which represented 80.7% of gross premiums written for the year December 31, 2011, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 19.3% of gross premiums written for the year December 31, 2011, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

Reported premiums written and earned and commission and other acquisition expenses on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and commission and other acquisition expenses for which ceding company reports have not been received. Premium and acquisition cost estimates are determined at the individual treaty level. The determination of estimates requires a review of the Company’s experience with cedants, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and commission and other acquisition expenses are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as deposit liability.

Commission and other acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract commission and other acquisition expenses, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency at segment level is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses and anticipated investment income exceed unearned premium.

Fair Value of Financial Instruments

The Company currently classifies all of its fixed income investments, which consist of fixed maturity investments, other investments and short-term investments, as “available for sale”. Pursuant to U.S. GAAP, these investments are carried at estimated fair value, with net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive (loss) income.

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

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge and credit funds with partial transparency; and collateralized loan obligation (“CLO”) — equity tranche securities that are traded in less liquid markets.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current as at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

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

The Company typically utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 97.7% and 95.1%, respectively of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy as at December 31, 2011 and 2010. At December 31, 2011 and 2010, we have not adjusted any pricing provided by the Pricing Services.

The Company will challenge any prices for its investments which are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As at December 31, 2011 and 2010, three securities and one security, respectively, are valued using the market approach. At those dates, approximately $11.4 million and $8.6 million, respectively or less than 0.6% and 0.5%, respectively of Level 2 fixed maturities, was priced using a quotation from a broker as opposed to the Pricing Service. At December 31, 2011 and 2010, we have not adjusted any pricing provided by broker-dealers based on the review performed by our investment managers.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as at December 31, 2011 and 2010.

At December 31, 2011 and December 31, 2010, the Company has no fixed income investments that are guaranteed by third parties. We do not have any direct exposure to third party guarantors as at December 31, 2011 or December 31, 2010.

U.S. Government and U.S. Government agencies:  Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Non-U.S. government bonds:  Comprised of non-U.S. government bonds issued by non-U.S. governments primarily Germany, Sweden and Netherlands. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Other mortgage-backed securities: Other mortgage-backed securities consist of a CMBS. This security is priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

Corporate bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher . These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR') yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Municipals:  Municipal securities comprise bonds and auction rate securities issued by U.S. domiciled state and municipality entities. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the consolidated balance sheet at cost which approximates their fair value.

Other investments:  The fair values of the investment in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy.

Reinsurance balance receivable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

Senior notes: The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. At December 31, 2011, the fair value of the 8.25% senior notes was $104.9 million based on its traded price and yield information obtained from third party service provider.

Junior subordinated debt:  The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the debt. At December 31, 2011, the fair value of the debt was $173.6 million based on the binomial lattice model, Black-Derman-Toy model.

Other-than-Temporary Impairment (“OTTI”) of Investments

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

There were no other-than-temporary impaired securities during the years ended December 31, 2011, 2010 and 2009.

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

ASC Topic 805, Business Combinations requires that the Company make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets as of December 31, 2011 of $98.8 million.

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s stock price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2011.

Results of Operations

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated.

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Gross premiums written	$1,812.6	$1,298.1	$1,048.7
Net premiums written	$1,723.5	$1,227.8	$1,030.4
Net premiums earned	$1,552.4	$1,169.8	$919.9
Other insurance revenue	12.6	—	—
Net loss and loss adjustment expenses	(1,043.1)	(755.1)	(608.6)
Commission and other acquisition expenses	(438.8)	(336.7)	(241.4)
General and administrative expenses	(40.3)	(27.9)	(21.7)
Total underwriting income	42.8	50.1	48.2
Other general and administrative expenses	(13.6)	(14.3)	(10.4)
Net investment income	74.9	71.6	62.9
Net realized and unrealized gains on investment	0.5	6.6	0.3
Junior subordinated debt repurchase expense	(15.1)	—	—
Accelerated amortization of junior subordinated debt discount and issuance cost	(20.3)	—	—
Amortization of intangible assets	(5.0)	(5.8)	(6.6)
Foreign exchange and other gains (losses)	0.3	(0.5)	2.4
Interest and amortization expenses	(34.1)	(36.5)	(34.4)
Income tax expense	(1.9)	(1.3)	(1.3)
Net income attributable to Maiden shareholders	$28.5	$69.9	$61.1
Ratios
Net loss and loss expense ratio*	66.6%	64.6%	66.2%
Acquisition cost ratio**	28.0%	28.8%	26.2%
General and administrative expense ratio***	3.5%	3.5%	3.5%
Expense ratio	31.5%	32.3%	29.7%
Combined ratio****	98.1%	96.9%	95.9%

*	Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue

****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

Net Income

2011 vs. 2010

Net income attributable to Maiden shareholders for the year ended December 31, 2011 was $28.5 million as compared to $69.9 million for the same period in 2010. The lower result in 2011 was due to charges related to the Senior Notes offering which include $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of junior subordinated debt discount and issuance costs. The 2011 results reflect continued strong premium growth in all of the Company’s operating segments, offset by higher combined ratios in each of its segments. The 2011 results include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity. In addition, the lower result reflects realized and unrealized gains on investment of $0.5 million in 2011 as compared to realized and unrealized gains on investment of $6.6 million in 2010.

2010 vs. 2009

Net income attributable to Maiden shareholders for the year ended December 31, 2010 was $69.9 million compared to $61.1 million for the same period in 2009, a 14.4% increase. The improvement was the result of higher underwriting income of $1.9 million due to the commencement of the ACAC Quota Share in 2010 and continuing growth in the AmTrust Quota Share Reinsurance segment offset by a higher combined ratio. Net income was further enhanced by investment income which was $8.7 million higher in 2010 as investable assets grew significantly as a result of positive operating cash flow and the aforementioned premium growth. The Company also realized investment gains of $6.6 million as it selectively sold certain securities compared to a $0.3 million realized investment gains in 2009. These improvements were also offset by higher operating expenses, in part due to expenses associated with the IIS Acquisition, the first full year of interest expense from the junior subordinated debt issued in 2009 and minor foreign exchange losses (compared to gains in 2009).

We evaluate our business by segment, distinguishing between Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share segments.

Net Premiums Written

Comparison of Years Ended December 31, 2011 and 2010

Net premiums written increased by $495.7 million, or 40.4%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The table below compares net premiums written by segment for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$798.0	46.3%	$554.1	45.1%	$243.9	44.0%
AmTrust Quota Share Reinsurance	669.3	38.8%	468.0	38.1%	201.3	43.0%
ACAC Quota Share	256.2	14.9%	205.7	16.8%	50.5	24.5%
Total	$1,723.5	100.0%	$1,227.8	100.0%	$495.7	40.4%

The increase in net premiums written was primarily the result of the following:

•
Premium from the IIS Acquisition. The IIS Acquisition was completed on November 30, 2010; IIS contributed $105.8 million for the year ended December 31, 2011 compared to $29.6 million for the year ended December 31, 2010.

•
Continued underwriting discipline by Maiden US.  Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition. However, Maiden US continues to see demand for its products and the year ended December 31, 2011, was successful in securing a series of new accounts and experienced strong organic growth, which resulted in increased premiums of $167.4 million, or 33.4% during the year.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share increased premiums written by $95.3 million in the year ended December 31, 2011, while the business assumed under the Master Agreement increased $106.0 million in the year ended December 31, 2011.

•
Growth in the ACAC Quota Share segment. 2011 includes a full year of results compared to only ten months in 2010, resulting in growth of $50.5 million or 24.5% for the year ended December 31, 2011 as compared to 2010.

Excluding the business associated with the European Hospital Liability Quota Share, $197.9 million or 49.4% of the increase in net premiums written for the year ended December 31, 2011 as compared to the same period in 2010 was attributable to the automobile line of business, primarily personal auto.

Comparison of Years Ended December 31, 2010 and 2009

Net premiums written increased by $197.4 million, or 19.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The table below compares net premiums written by segment for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$554.1	45.1%	$658.0	63.9%	$(103.9)	(15.8)%
AmTrust Quota Share Reinsurance	468.0	38.1%	372.4	36.1%	95.6	25.7%
ACAC Quota Share	205.7	16.8%	—	—%	205.7	NM
Total	$1,227.8	100.0%	$1,030.4	100.0%	$197.4	19.2%
NM - Not meaningful in management's opinion.

The increase in net premiums written was primarily the result of the following:

•	Commencement of the ACAC Quota Share. As noted, this new segment commenced on March 1, 2010 and contributed $205.7 million to net premiums written during 2010.

•
Continuing growth in our AmTrust Quota Share Reinsurance segment.  This segment grew by $95.6 million or 25.7%, largely as a result of AmTrust’s increase in its Specialty Risk and Extended Warranty business, particularly internationally, during 2010. AmTrust continued to experience growth in its other segments, consistent with its growth and expansion strategy.

•
Completion of the IIS Acquisition.  We completed the IIS Acquisition on November 30, 2010. For the period from November 30, 2010 to December 31, 2010, net premium written was $29.6 million, which includes $19.5 million of assumed unearned premium as at November 30, 2010, which was acquired net of acquisition expenses of $12.1 million. Premiums associated with the IIS Acquisition are included in the Diversified Reinsurance segment.

Net Premiums Earned

Comparison of Years Ended December 31, 2011 and 2010

Net premiums earned increased by $382.6 million, or 32.7%, for the year ended December 31, 2011 compared to the year ended December 31, 2010. The table below compares net premiums earned by segment for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,
	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$748.4	48.3%	$601.2	51.5%	$147.2	24.5%
AmTrust Quota Share Reinsurance	558.2	35.9%	445.1	38.0%	113.1	25.4%
ACAC Quota Share	245.8	15.8%	123.5	10.5%	122.3	99.1%
Total	$1,552.4	100.0%	$1,169.8	100.0%	$382.6	32.7%

The increase in net premiums earned was primarily the result of the following:

•
First full calendar year of the IIS Acquisition. The IIS Acquisition was completed on November 30, 2010 and thus the year ended December 31, 2011 represents the first full calendar year of operations for the business associated with the IIS Acquisition, which contributed $107.3 million of the overall increase in net premiums earned year ended December 31, 2011 as compared to 2010.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $68.1 million for the year ended December 31, 2011 while the business assumed under the Master Agreement increased $45.0 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, respectively.

•
Growth in the ACAC Quota Share segment. As noted, this new segment commenced on March 1, 2010 and thus the year ended December 31, 2011 represents a full year of operations as compared to only ten months in 2010, contributing $122.3 million of the increase for the year ended December 31, 2011 .

Comparison of Years Ended December 31, 2010 and 2009

Net premiums earned increased by $249.9 million, or 27.2%, for the year ended December 31, 2010 compared to the year ended December 31, 2009. The table below compares net premiums earned by segment for the years ended December 31, 2010 and 2009.

	For the Year Ended December 31,
	2010		2009		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$601.2	51.5%	$568.0	61.7%	$33.2	5.9%
AmTrust Quota Share Reinsurance	445.1	38.0%	351.9	38.3%	93.2	26.5%
ACAC Quota Share	123.5	10.5%	—	—%	123.5	NM
Total	$1,169.8	100.0%	$919.9	100.0%	$249.9	27.2%
NM - Not meaningful in management's opinion.

The increase in net premiums earned was primarily the result of the following:

•	Commencement of the ACAC Quota Share on March 1, 2010 which resulted in net earned premiums of $123.5 million.

•
Despite the decline in premiums written in the Diversified Reinsurance segment, earned premiums increased $33.2 million or 5.9% due to the earned premiums associated with prior years at higher production levels.

•	Continuing growth in all segments of the AmTrust Quota Share Reinsurance, which resulted in earned premium growth of $93.2 million or 26.5%.

•	Due to its closing late in the fourth quarter on November 30, 2010, earned premiums from the IIS Acquisition were limited, at $5.4 million.

Other Insurance Revenue

Other insurance revenue of $12.6 million represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The year ended December 31, 2011 represents the first full calendar year of operations for the IIS Fee Business and is primarily in respect of the German auto business produced by OVS.

Net Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2011 and 2010

Net loss and loss adjustment expenses increased by $288.0 million, or 38.1%, for the year ended December 31, 2011 as compared to the same period in 2010, primarily reflecting the continuing growth in the Company as a result of the commencement of the ACAC Quota Share in 2010 and the continuing growth of the AmTrust Quota Share in 2011compared to 2010.

The loss ratios were 66.6% and 64.6% for the years ended December 31, 2011 and 2010, respectively. The underwriting impact of U.S storm activity in 2011 increased the loss ratio by 0.6 % in 2011. Without the storm losses, the Company's loss ratio for the year ended December 31, 2011 would have been 66.0%, reflecting stable loss ratios in the Diversified Reinsurance segment as a result of the IIS Acquisition, offset by higher loss ratios in the AmTrust and ACAC segments.

The total favorable development relating to the loss portfolio transfers since the closing of the GMAC and IIS Acquisitions has been $68.9 million and the remaining $2.6 million is recorded as a deferred gain and is part of the Company’s reserve for loss and loss adjustment expenses at December 31, 2011 that are included in the accompanying Consolidated Balance Sheet. Included in the total favorable development were amortized gains from the loss portfolio acquired as part of the GMAC and IIS Acquisitions, recorded as a reduction of losses incurred of $28.9 million and $25.3 million for the years ended December 31, 2011 and 2010, respectively.

Comparison of Years Ended December 31, 2010 and 2009

Net loss and loss adjustment expenses increased by $146.5 million, or 24.1%, for the year ended December 31, 2010 as compared to the same period in 2009, primarily reflecting the continuing growth in the Company as a result of the commencement of the ACAC Quota Share in 2010 and the continuing growth of the AmTrust Quota Share Reinsurance in 2010 compared to 2009.

The loss ratios were 64.6% and 66.2% for the years ended December 31, 2010 and 2009, respectively. The decrease was generally the result of business acquired in the GMAC Acquisition having a lower loss ratio, having completed its first full year of business in 2009 which had a higher loss ratio due to a lower earned premium base which had commission and other acquisition expenses offsetting it and a modestly higher loss ratio in the AmTrust Quota Share Reinsurance segment.

In 2010 and 2009, the Company recognized $32.9 million and $11.4 million, respectively, of favorable development on prior years' reserves, principally due to favorable development in its Diversified Reinsurance segment in both years. The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $43.8 million and the remaining $6.2 million is recorded as a deferred gain and is part of the Company’s reserve for loss and loss adjustment expenses at December 31, 2010 that are included in the accompanying Consolidated Balance Sheet. Included in the total favorable development were amortized gains from the loss portfolio acquired as part of the GMAC Acquisition, recorded as a reduction of losses incurred of $25.3 million and $10.7 million for the years ended December 31, 2010 and 2009, respectively.

Commission and Other Acquisition Expenses

Comparison of Years Ended December 31, 2011 and 2010

Commission and other acquisition expenses increased by $102.1 million, or 30.3%, for the year ended December 31, 2011 compared to the same period in 2010 due to the ongoing premium growth of the Company. However, the acquisition cost ratio decreased to 28.0% for the year ended December 31, 2011 as compared to 28.8% for the same periods in 2010, respectively.This reflects the growth in earned premium offset by: 1) modifications to the ceding commission made under the Master Agreement; 2) lower ceding commissions under the European Hospital Liability

Quota Share; and 3) a lower ceding commission under the ACAC Quota Share due to an increase in the loss ratio (under the loss sensitive feature of that segment's reinsurance contract).

Comparison of Years Ended December 31, 2010 and 2009

Commission and other acquisition expenses increased by $95.3 million, or 39.5%, for the year ended December 31, 2010 compared to the same period in 2009. This reflects both the growth in earned premium and the continuing shift in our mix of business to quota share business which typically has a higher acquisition cost ratio. In particular, the commencement of the ACAC Quota Share in 2010 and Diversified Reinsurance segment have contributed to the increase. For the Diversified Segment, the increases were due to the following factors: 1) 2009 reflects only a partial year of earned premiums in this segment as the first full year of operations from the GMAC Acquisition had not yet been completed; 2) the unearned premium portfolio assumed as part of the GMAC Acquisition was acquired net of commission and other acquisition expenses; 3) the Diversified Reinsurance segment’s mix of business continues to shift from excess of loss to pro rata business which has a higher acquisition cost ratio; and 4) increased commissions accruals on the 2009 and 2010 underwriting years due to lower loss ratios. Finally, for the period November 30, 2010 to December 31, 2010, we earned gross fee income from the IIS Acquisition of $0.8 million, which is netted against commission and other acquisition expenses in the accompanying Consolidated Statements of Income.

As a result, the acquisition cost ratio increased to 28.8% for the year ended December 31, 2010 as compared to 26.2% for the same periods in 2009, respectively. The 2010 ratios more accurately reflect recurring acquisition ratios as the transition from the GMAC Acquisition was completed near the end of 2009.

General & Administrative Expenses

General and administrative expenses are segregated for analytical purposes as a component of underwriting income as follows:

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
General & administrative expenses – segments	$40.3	$27.9	$21.7
General & administrative expenses – corporate	13.6	14.3	10.4
Total general & administrative expenses	$53.9	$42.2	$32.1

Comparison of Years Ended December 31, 2011 and 2010

Total general & administrative expenses increased by $11.7 million, or 27.8%, for the year ended December 31, 2011 compared to 2010. The general and administrative expense ratio was 3.5% for the years ended December 31, 2011 and 2010. The increase for the year reflects a full years expenses relating to the IIS Acquisition in November 2010 offset by reductions in non-recurring legal and professional expenses relating to the IIS Acquisition.

The following represents the major factors contributing to the increase:

•	Salary and employee welfare costs, including share compensation expense, increased approximately $7.9 million due to the 50 additional employees added in November 2010 as part of the IIS acquisition;

•
Legal, audit and other professional fees decreased by $1.1 million - decreases in fees, primarily legal, arising due to smaller number and scale non-recurring activities in 2011 offset partially by increases relating to additional overseas locations;

•
Travel and office related expenses increased by $1.9 million, substantially all related to full years expenses relating to employees and offices acquired as part of the IIS acquisition on November 30, 2010;

•	Other expenses, including regulatory, depreciation and technology expenses, increased in by approximately $3.0 million.

Comparison of Years Ended December 31, 2010 and 2009

Total general & administrative expenses increased by $10.1 million, or 31.3%, for the year ended December 31, 2010 compared to the same period in 2009. The general and administrative expense ratio was 3.5% for the years ended December 31, 2010 and 2009, respectively. In 2010, total general & administrative expenses for the year ended December 31, 2010, include $1.9 million of non-recurring expenses incurred to date as a result of the IIS Acquisition. Excluding these non-recurring expenses, the Company’s general and administrative expense ratio, which is a measure of its efficiency, was 3.4% for the year ended December 31, 2010 as compared to 3.5% for the same period in 2009, respectively.

As a result, the overall expense ratio (including commission and other acquisition expenses) was 32.3% and 29.7%, respectively for the years ended December 31, 2010 and 2009. The increase reflects the increased acquisition expenses and the costs associated with the IIS Acquisition previously described. The following is a breakdown of the major factors contributing to the increased operating expenses.

The following represents the major factors contributing to this increase:

•
Salary and employee welfare costs, including share compensation expense, increased approximately $5.0 million due to an additional 63 full time employees including 50 that were added at November 30, 2010 as part of the IIS Acquisition.

•	Additional non-recurring expenses of $1.9 million, primarily legal, were incurred as a result of the IIS Acquisition.

•	Additional general & administrative expenses incurred of $1.3 million including premises related, regulatory and other filing fees, insurance and IT expenses.

•	Professional fees increased by $0.8 million.

•	Depreciation expense increased by $0.6 million which reflects the full years depreciation expense on capital assets added in 2009 as well as depreciation on capital assets added in 2010.

•	Other expenses of $0.6 million incurred by the entities acquired by IIS Acquisition in addition to the salary and professional expenses noted above.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investment

Comparison of Years Ended December 31, 2011 and December 31, 2010

Net investment income increased by $3.3 million, or 4.5%, for the year ended December 31, 2011 compared to the same period in 2010. Average invested assets were approximately $2.4 billion for the year ended December 31, 2011 compared to approximately $2.1 billion for the year ended December 31, 2010, a 14.3% increase. Continued growth in the overall book of business combined with positive cash flow from operations contributed to the growth in invested assets. The average yield for the years ended December 31, 2011 and 2010 was 3.2% and 3.5% respectively. Despite the Company's premium growth and the increase in average invested assets, investment income grew at a slower rate in 2011 compared to 2010 reflecting:

•	the continued significant accumulation of cash and cash equivalents which occurred during 2011 and 2010 due largely to continuing strong operating cash flow;

•	a continuing decline in the duration of the Company's investment portfolio, brought about largely by an increase in prepayments in the Company's mortgage-backed securities portfolio.

Yields in fixed income securities in general as well as in cash and cash equivalents have continued to be at historically low levels throughout 2011, resulting in downward pressure on yields as available cash is newly invested at lower rates than maturing securities previously yielded. Interest on the loan to AmTrust amounted to $1.9 million in 2011 compared to $2.0 million for the same period in 2010 due to a reduction in average 30 day LIBOR interest rates during 2011. Investment management fees and expenses of $3.5 million and $3.0 million were incurred during the year ended December 31, 2011 and 2010, respectively.

Please refer to Liquidity and Capital Resources for a more detailed discussion of the Company's investing position relative to the continuing accumulation of cash and cash equivalents, along with the Company's operating and investing cash flow results.

Net realized and unrealized gains on investment were $0.5 million for the year ended December 31, 2011 compared to $6.6 million for the same period in 2010. In 2011, these were offset by $3.5 million in net unrealized losses on short sales of certain U.S. Treasury securities. For additional information on the Company’s investments and realized and unrealized gains and losses, please refer to Liquidity and Capital Resources.

Comparison of Years Ended December 31, 2010 and 2009

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

The average yield for the years ended December 31, 2010 and 2009 was 3.5%. We increased our allocation to corporate bonds during 2010, generating higher yields. This was offset by yields in cash and cash equivalents which have continued to be at historically low levels throughout 2010. Interest on the loan to AmTrust amounted to $2.0 million in 2010 compared to $2.4 million for the same period in 2009 due to a reduction in average 30 day LIBOR interest rates during 2010. Investment management fees and expenses of $3.0 million and $2.7 million were incurred during the years ended December 31, 2010 and 2009, respectively.

Net realized and unrealized gains on investment were $6.6 million for the year ended December 31, 2010 compared to $0.3 million for the same period in 2009. For additional information on the Company’s investments and realized and unrealized gains and losses, please refer to Liquidity and Capital Resources.

Interest and Amortization Expense

The TRUPS Offering was completed in January 2009 and the Senior Notes Offering closed on June 24, 2011.  The interest and amortization expense for the years ended December 31, 2011, 2010 and 2009 comprises:

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
TRUPS Offering	$29.5	$36.5	$34.4
Senior Note Offering	4.6	—	—
Total	$34.1	$36.5	$34.4

Comparison of Years Ended December 31, 2011 and 2010

The decrease in interest and amortization expense for the year ended December 31, 2011 as compared to the same period in 2010 was due to the repurchase on July 15, 2011 of $107.5 million of the TRUPS Offering which have a coupon of 14.0%, the repurchase of which was financed with the issuance of the Senior Notes, which have a coupon of 8.25%. The weighted average interest rate was 14.8% for the year ended December 31, 2011 as compared to 16.95% for the same period in 2010, respectively.

Comparison of Years Ended December 31, 2010 and 2009

Interest and amortization expense related to the TRUPS Offering was $36.5 million and $34.4 million for the years ended December 31, 2010 and 2009, respectively. The TRUPS Offering was completed on January 20, 2009 and thus 2010 represents the first full year of interest expense, accounting for the increase.

Deferred Tax Expense

The Company recorded a deferred tax expense of $1.3 million, $1.2 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are related to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries in the GMAC Acquisition. For U.S. tax purposes, this goodwill is deductible and is amortized over a fifteen year period. For U.S. GAAP reporting purposes, this goodwill is recorded as an asset subject to impairment testing and is not recorded as expense, creating a temporary difference. Further, under U.S. GAAP, deferred tax liabilities associated with indefinite lived intangibles cannot be applied to valuation allowance tests for recognition of net deferred tax assets. Presently, the Company carries a full valuation allowance against its U.S. originated deferred tax assets and due to the Company’s lack of historical experience, it would be premature to recognize the associated tax asset and accordingly we have recorded a full valuation reserve for the tax benefit of our U.S. net operating losses. The effect of this expense will be reversed as: 1) we develop U.S. taxable income to permit recognition of the net deferred tax asset; and 2) the amortization period of the goodwill for tax purposes is exhausted.

Underwriting Results by Operating Segments

Results of this segment include the results of operations from the IIS Acquisition, which completed its first full year of operations in 2011. The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.
Diversified Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Net premiums written	$798.0	$554.1	$658.0
Net premiums earned	$748.4	$601.2	$568.0
Other insurance revenue	12.6	—	—
Net loss and loss adjustment expenses	(502.4)	(394.6)	(393.8)
Commission and other acquisition expenses	(200.2)	(152.7)	(126.2)
General and administrative expenses	(36.4)	(26.1)	(19.2)
Underwriting income	$22.0	$27.8	$28.8
Ratios
Net loss and loss expense ratio	66.0%	65.6%	69.3%
Acquisition cost ratio	26.3%	25.4%	22.2%
General and administrative expense ratio	4.8%	4.4%	3.4%
Expense ratio	31.1%	29.8%	25.6%
Combined ratio	97.1%	95.4%	94.9%

Comparison of Years Ended December 31, 2011 and 2010

The combined ratio increased to 97.1% for the year ended December 31, 2011 as compared to 95.4% in the same period ended 2010. As discussed previously, the 2011 results include the underwriting impact of U.S. storm activity, which increased the combined ratio by 1.2 % for the year ended December 31, 2011.  Adjusted for the storm losses, the segment's combined ratio for the year ended December 31, 2011 was 95.9% as compared to 95.4% for the same period in 2010, reflecting a small deterioration in the loss ratios (as adjusted) in the segment.

Premiums.  Net premiums written increased by $243.9 million, or 44.0%, for the year ended December 31, 2011 as compared to the same period in 2010. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$208.0	26.1%	$168.9	30.5%	$39.1	23.1%
Casualty	441.6	55.3%	311.9	56.3%	129.7	41.6%
Accident and Health	42.6	5.3%	43.7	7.9%	(1.1)	(2.4)%
International	105.8	13.3%	29.6	5.3%	76.2	257.1%
Total Diversified Reinsurance	$798.0	100.0%	$554.1	100.0%	$243.9	44.0%

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$197.0	26.3%	$176.5	29.4%	$20.5	11.6%
Casualty	395.5	52.8%	356.4	59.3%	39.1	11.0%
Accident and Health	43.2	5.8%	62.9	10.5%	(19.7)	(31.4)%
International	112.7	15.1%	5.4	0.8%	107.3	1,997.5%
Total Diversified Reinsurance	$748.4	100.0%	$601.2	100.0%	$147.2	24.5%

NM — Not meaningful in management’s opinion.

As noted, the IIS Acquisition was completed on November 30, 2010 and the year ended December 31, 2011 represents the first full year of operations, which accounted for $76.2 million of the increase.  For the year ended December 31, 2011, approximately 68.1% of the net premiums written of the International line of business was Personal Automobile business associated with the IIS Acquisition.  The remainder of the net premiums written in the International line of business was Credit Life business associated with the IIS Acquisition.  Further, approximately 50.5% of the net premiums written in the International line of business originated in Germany.  No other country in International exceeded 10% of net premiums written for the year ended December 31, 2011.  In addition, the business written by Maiden US experienced strong growth in the year ended December 31, 2011 of $167.4 million or 33.4% as compared to the same period in 2010, when certain accounts were not renewed or more premiums was retained by clients. A series of new accounts were successfully added in 2011, both quota share and excess of loss, accounting for the increase in this business.

Other Insurance Revenue. Other insurance revenue of $12.6 million represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The year ended December 31, 2011 represents the first full calendar periods of operations for the IIS Fee Business and is primarily in respect of the German auto business produced by OVS.

Net Loss and Loss Adjustment Expenses.  Net loss and loss adjustment expenses increased by $107.8 million, or 27.3%, for the year ended December 31, 2011 compared to the same period in 2010. Loss ratios were 66.0% and 65.6% for the years ended December 31, 2011 and 2010, respectively.  The underwriting impact of U.S storm activity increased the loss ratio by 1.2% for the year ended December 31, 2011. Adjusted for the storm losses, the Company's loss ratio for the year ended December 31, 2011 was 64.8%.

The total favorable development relating to the loss portfolio transfer since the closing of the GMAC and IIS Acquisitions has been $68.9 million and the remaining $2.6 million is recorded as a deferred gain in the Company’s reserve for loss and loss adjustment expenses at December 31, 2011 that are included in the accompanying Consolidated Balance Sheet.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $47.5 million, or 31.1%, for the year ended December 31, 2011 compared to the same period in 2010, primarily reflecting the increased quota share business as a result of the first full year of business from the IIS Acquisition, which typically has a higher ceding commission associated with that business. As a result, the acquisition cost ratio increased to 26.3% for the year ended December 31, 2011 as compared to 25.4% for the same period in 2010.

General and Administrative Expenses.  General and administrative expenses increased by $10.3 million, or 39.2%, for the year ended December 31, 2011 compared to the same period in 2010. The general and administrative expense ratio was 4.8% and 4.4% for the years ended December 31, 2011 and 2010, respectively, primarily as a result of the first full year of operations from the IIS Acquisition. The overall expense ratio (including commission and other acquisition expenses) was 31.1% and 29.8% for the years ended December 31, 2011 and 2010, respectively.

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

Premiums.  Net premiums written decreased by $103.9 million, or 15.8%, for the year ended December 31, 2010 as compared to the same period in 2009. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
	2010		2009		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$168.9	30.5%	$165.7	25.2%	$3.2	1.9%
Casualty	311.9	56.3%	387.2	58.8%	(75.3)	(19.4)%
Accident and Health	43.7	7.9%	105.1	16.0%	(61.4)	(58.4)%
International	29.6	5.3%	—	—%	29.6	NM
Total Diversified Reinsurance	$554.1	100.0%	$658.0	100.0%	$(103.9)	(15.8)%
NM - Not meaningful in management's opinion.

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,
	2010		2009		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$176.5	29.4%	$146.8	25.8%	$29.7	20.2%
Casualty	356.4	59.3%	316.7	55.8%	39.7	12.5%
Accident and Health	62.9	10.5%	104.5	18.4%	(41.6)	(39.8)%
International	5.4	0.8%	—	—%	5.4	NM
Total Diversified Reinsurance	$601.2	100.0%	$568.0	100.0%	$33.2	5.8%
NM - Not meaningful in management's opinion.

Net Loss and Loss Adjustment Expenses.  Net loss and loss adjustment expenses increased by $0.8 million, or 0.2%, for the year ended December 31, 2010 compared to the same period in 2009. Loss ratios were 65.6% and 69.3% for the years ended December 31, 2010 and 2009, respectively.

The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition has been $43.8 million and the remaining $6.2 million is recorded as a deferred gain in the Company’s reserve for loss and loss adjustment expenses at December 31, 2010 that are included in the accompanying Consolidated Balance Sheet. Included in the total favorable development were amortized gains from the loss portfolio acquired as part of the GMAC Acquisition, recorded as a reduction of losses incurred of $25.3 million and $10.7 million for the years ended December 31, 2010 and 2009, respectively.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $26.5 million, or 21.0%, for the year ended December 31, 2010 compared to the same period in 2009. The increase is due to the increase in earned premiums in 2010; in addition, commission and other acquisition expenses in 2009 reflect the unearned premium portfolio assumed as part of the GMAC Acquisition, which was acquired net of commission and other acquisition expenses and subsequently lowered acquisitions costs throughout 2009. As a result, the acquisition cost ratio increased to 25.4% for the year ended December 31, 2010 as compared to 22.2% for the same period in 2009. Finally, for the period November 30, 2010 to December 31, 2010, we earned gross fee income from programs developed by Maiden Global of $0.8 million, which is netted against commission and other acquisition expenses in the accompanying Consolidated Statements of Income.

General and Administrative Expenses.  General and administrative expenses increased by $6.9 million, or 36.0%, for the year ended December 31, 2010 compared to the same period in 2009. The general and administrative expense ratio was 4.4% and 3.4% for the years ended December 31, 2010 and 2009, respectively. The overall expense ratio (including commission and other acquisition expenses) was 29.8% and 25.6% for the years ended December 31, 2010 and 2009, respectively. The increase is primarily due to the decline in premiums in 2010; in 2009, expenses were impacted by the first full year of operations from the GMAC Acquisition.

AmTrust Quota Share Reinsurance Segment

Effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Master Agreement, including the ceding commission arrangements contained within that contract. These changes include: 1) extension of the Master Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the contract; 2) a reduction of the ceding commission payable under the Master Agreement to 30.0% for the period April 1, 2011 to December 31, 2011; and 3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Master Agreement, excluding business related to the Unitrin Business Insurance (“UBI”) business to either 30.5% or 30.0%.

In addition, on April 1, 2011, the Company entered into a separate one-year 40% quota share agreement with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy. The Company's maximum limit of liability is €2 million and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as at April 1 which totaled $45.9 million. The business written under this agreement is included in the Specialty Risk and Extended Warranty line of business in the discussion that follows. As a result of the additional agreement with AmTrust, this segment has been renamed AmTrust Quota Share Reinsurance.

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Net premiums written	$669.3	$468.0	$372.4
Net premiums earned	$558.2	$445.1	$351.9
Net loss and loss adjustment expenses	(380.3)	(280.9)	(214.9)
Commission and other acquisition expenses	(160.5)	(144.7)	(115.2)
General and administrative expenses	(2.3)	(1.5)	(2.5)
Underwriting income	$15.1	$18.0	$19.3
Ratios
Net loss and loss expense ratio	68.1%	63.1%	61.1%
Acquisition cost ratio	28.8%	32.5%	32.7%
General and administrative expense ratio	0.4%	0.3%	0.7%
Expense ratio	29.2%	32.8%	33.4%
Combined ratio	97.3%	95.9%	94.5%

Comparison of Years Ended December 31, 2011 and 2010

The combined ratio increased to 97.3% for year ended December 31, 2011 as compared to 95.9% in 2010.  The cause of the increase was due to an increase in the overall loss ratio, offset by a reduction in commissions as a result of a negotiated reduction in the ceding commission of 1.0% effective April 1, 2011, and the change in mix of business due to the commencement of the European Hospital Liability Quota Share.

Premiums.  Net premiums written increased by $201.3 million, or 43.0%, for the year ended December 31, 2011 as compared to the same period in 2010. For the year ended December 31, 2011, net premiums written for the European Hospital Liability Quota Share were $95.3 million.  Excluding this new coverage, the net premiums written in the segment increased by $106.0 million or 22.6%, primarily due to continuing increases in each line of business. The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2011 and 2010.

	For the Year Ended December 31,		Change in
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$237.6	$197.0	$40.6	20.6%
Specialty Program	93.7	73.9	19.8	26.8%
Specialty Risk and Extended Warranty	338.0	197.1	140.9	71.5%
Total AmTrust Quota Share Reinsurance	$669.3	$468.0	$201.3	43.0%

Net premiums earned increased by $113.1 million, or 25.4% for the year ended December 31, 2011, as compared to the same period in 2010. The increase in net premiums earned was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, which accounted for $68.1 million of the overall increase.  Excluding this new coverage, the net premiums earned in the segment increased by $45.0 million or 10.1%.

The table below details net premiums earned by line of business for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,		Change in
	2011	2010	$	%
	($ in Millions)
Small Commercial Business	$215.9	$202.7	$13.2	6.5%
Specialty Program	81.3	71.6	9.7	13.5%
Specialty Risk and Extended Warranty	261.0	170.8	90.2	52.8%
Total AmTrust Quota Share Reinsurance	$558.2	$445.1	$113.1	25.4%

The increase in earned premium reflects and is consistent with the growth in written premiums described above.

Net Loss and Loss Adjustment Expenses.  Net loss and loss expenses increased by $99.4 million, or 35.4%, for the year ended December 31, 2011 compared to the same period in 2010. Loss ratios were 68.1% and 63.1% for the years ended December 31, 2011 and 2010, respectively. The increase in the loss ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty under the Master Agreement and the European Hospital Liability Quota Share, which historically produce higher loss ratios than the other lines of business.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $15.8 million, or 11.0%, for the year ended December 31, 2011 compared to the same period in 2010. The commission and acquisition ratio declined to 28.8% for the year ended December 31, 2011 as compared to 32.5% in 2010.  The change in both the expenses and ratio reflects the modifications to ceding commission made under the Master Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011.  The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $3.4 million for the year ended December 31, 2011.  Expenses have also increased in both periods as a result of ongoing growth in earned premium.

General and Administrative Expenses.  General and administrative expenses increased by $0.8 million, or 52.2%, for the year ended December 31, 2011 compared to the same period in 2010. The general and administrative expense ratio also increased to 0.4% for the year ended December 31, 2011 as compared to 0.3% for the year ended December 31, 2010. The overall expense ratio (including commission and other acquisition expenses) was 29.2% and 32.8% for the years ended December 31, 2011 and 2010, respectively, reflecting the changes in the acquisition cost ratio.

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

Premiums.  Net premiums written increased by $95.6 million, or 25.7%, for the year ended December 31, 2010 as compared to the same period in 2009. The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,		Change in
	2010	2009	$	%
	($ in Millions)
Small Commercial Business	$197.0	$186.5	$10.5	5.6%
Specialty Program	73.9	58.1	15.8	27.2%
Specialty Risk and Extended Warranty	197.1	127.8	69.3	54.2%
Total AmTrust Quota Share Reinsurance	$468.0	$372.4	$95.6	25.7%

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

Net premiums earned increased by $93.2 million, or 26.5% for the year ended December 31, 2010, as compared to the same period in 2009. The table below details net premiums earned by line of business for the years ended December 31, 2010 and 2009:

	For the Year Ended December 31,		Change in
	2010	2009	$	%
	($ in Millions)
Small Commercial Business	$202.7	$199.0	$3.7	1.9%
Specialty Program	71.6	52.8	18.8	35.6%
Specialty Risk and Extended Warranty	170.8	100.1	70.7	70.6%
Total AmTrust Quota Share Reinsurance	$445.1	$351.9	$93.2	26.5%

The increase in earned premium reflects and is consistent with the growth in written premiums described above.

Net Loss and Loss Adjustment Expenses.  Net loss and loss adjustment expenses increased by $66.0 million, or 30.7%, for the year ended December 31, 2010 compared to the same period in 2009. Loss ratios were 63.1% and 61.1% for the years ended December 31, 2010 and 2009, respectively. The increase in the loss ratio reflects the continuing change in the mix of business ceded by AmTrust to us. AmTrust’s Specialty Risk and Extended Warranty business generates higher loss ratios than AmTrust’s core Small Commercial Business segment, which is smaller as a percentage of the total in 2010 as compared to 2009.

Commission and Other Acquisition Expenses.  Commission and other acquisition expenses increased by $29.5 million, or 25.5%, for the year ended December 31, 2010 compared to the same period in 2009. This is consistent with the increase in earned premium experienced.

General and Administrative Expenses.  General and administrative expenses decreased by $1.0 million, or 40.4%, for the year ended December 31, 2010 compared to the same period in 2009. The general and administrative expense ratio also declined to 0.3% for the year ended December 31, 2010 as compared to 0.7% for the year ended December 31, 2009. The decrease in both the actual expenses and the general and administrative expense ratio reflects the continued diversification of our overall book of business among different segments (which includes in 2010 the commencement of the ACAC Quota Share and the completion of the IIS Acquisition) and the resulting decreased allocation of overhead expenses to this segment in 2010 as compared to 2009. The 2010 ratio also reflects the continuing growth in the premiums written and earned in this segment. The overall expense ratio (including commission and other acquisition expenses) was 32.8% and 33.4% for the years ended December 31, 2010 and 2009, respectively.

ACAC Quota Share Segment

Please refer to the above discussion of the ACAC Transaction, which resulted in this segment commencing on March 1, 2010. As a result, comparability between the periods is affected by the fact that 2010 only reflects ten months of results. The following table summarizes the underwriting results and associated ratios for the ACAC Quota Share segment for the year ended December 31, 2011 and for the period March 1 to December 31, 2010:

	For the Year Ended December 31, 2011	For the period March 1 to December 31, 2010
	($ in Millions)
Net premiums written	$256.2	$205.7
Net premiums earned	$245.8	$123.5
Net loss and loss adjustment expenses	(160.4)	(79.7)
Commission and other acquisition expenses	(78.1)	(39.3)
General and administrative expenses	(1.6)	(0.3)
Underwriting income	$5.7	$4.2

Net loss and loss expense ratio	65.3%	64.5%
Acquisition cost ratio	31.7%	31.9%
General and administrative expense ratio	0.7%	0.2%
Expense ratio	32.4%	32.1%
Combined ratio	97.7%	96.6%

Comparison of Years Ended December 31, 2011 and 2010

The combined ratio increased to 97.7% for the ended December 31, 2011 as compared to 96.6% for the period ended December 31, 2010. The cause of the increase was due to an increase in the overall loss ratio from 64.5% for the year ended December 31, 2010 to 65.3% for the year ended December 31, 2011.

Premiums. Net premiums written increased by $50.5 million, or 24.6% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The table below details net premiums written by line of business in this segment for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,		Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$147.4	$118.0	$29.4	24.9%
Automobile physical damage	108.8	87.7	21.1	24.0%
Total ACAC Quota Share	$256.2	$205.7	$50.5	24.6%

Net premium earned increased by $122.3 million, or 99.1% for the year ended December 31, 2011 compared to the year ended December 31, 2010. The table below details net premiums earned by line of business in this segment for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,		Change in
	2011	2010	$	%
	($ in Millions)
Automobile liability	$141.2	$69.5	$71.7	103.3%
Automobile physical damage	104.6	54.0	50.6	93.8%
Total ACAC Quota Share	$245.8	$123.5	$122.3	99.1%

Commission and Other Acquisition Expenses.  The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For the year ended December 31, 2011 and the period from March 1 to December 31, 2010, the acquisition cost ratio of 31.7% and 31.9%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the BSCR. At December 31, 2011, the statutory capital and surplus of Maiden Bermuda was $693.4 million. Maiden Bermuda is currently determining its BSCR as at December 31, 2011 and we estimate that Maiden Bermuda will be allowed to to pay dividends or distributions not exceeding $3.8 million. During 2011 and 2010, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on risk-based capital a test which is the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its senior notes and common shares. During 2011, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009 is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Operating activities	$181.3	$151.6	$45.5
Investing activities	13.2	(125.2)	(173.4)
Financing activities	(99.5)	(37.2)	102.4
Effect of exchange rate changes on foreign currency cash	(3.1)	(0.4)	1.0
Total increase (decrease) in cash and cash equivalents	$91.9	$(11.2)	$(24.5)

Cash flows from operations for the year ended December 31, 2011 were $181.3 million compared to $151.6 million for the year ended December 31, 2010. Cash flows from operations for the year ended December 31, 2011 were again strong due to continued positive underwriting results and reflect the continued overall growth of the Company in all segments. These positive factors were somewhat offset by the adverse net underwriting impact of second quarter 2011 U.S. thunderstorm and tornado activity totaling $9.5 million and lower growth in investment income during 2011. Cash flows from operations for the year ended December 31, 2010 were $151.6 million compared to $45.5 million for the year ended December 31, 2009. The increase in cash flows from operations for the year ended December 31, 2010 compared to December 31, 2009 was due to continued positive underwriting results and the continued growth of the

Company, which in 2010 was primarily due to increased net premiums written from the AmTrust and ACAC Quota Shares.

Investing cash flows consist primarily of proceeds on the sale or maturity of fixed-maturity investments and payments for fixed-maturity investments acquired. We generated $13.2 million in net cash from investing activities during the year ended December 31, 2011 compared to using $125.2 million for the year ended December 31, 2010. This change was the result of an increase in restricted cash balances and prepayments from the Company's mortgage-backed securities portfolio. We used $125.2 million in net cash for investing activities during the year ended December 31, 2010 compared to $173.4 million for the year ended December 31, 2009. The decrease in cash flows used in investing activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily due to the investing of cash flows generated by operating activities and available cash on the Company's Consolidated Balance Sheet, in order to reduce cash levels to desired amounts.

Cash flows used by financing activities were $99.5 million for the year ended December 31, 2011 compared to $37.2 million for the year ended December 31, 2010. Included in cash flows used in financing activities for the year ended December 31, 2011 were dividends paid of $20.9 million and $76.2 million of outflow relating to a reduction in the securities sold under agreements to repurchase, at contract value compared to dividends paid of $18.4 million and $19.2 million of outflow relating to a decrease in the securities sold under agreements to repurchase, at contract value, respectively, during the year ended December 31, 2010.

Cash flows used by financing activities were $37.2 million for the year ended December 31, 2010 compared to cash flows provided by financing activities of $102.4 million for the year ended December 31, 2009. Included in cash flows used in financing activities for the year ended December 31, 2010 were dividends paid of $18.4 million and $19.2 million of outflow relating to a reduction in the securities sold under agreements to repurchase, at contract value, respectively, compared to dividends paid of $16.2 million and $137.2 million of outflow relating to a decrease in the securities sold under agreements to repurchase, at contract value, respectively, during the year ended December 31, 2009. On January 20, 2009, we completed the TRUPS Offering. The net proceeds of $255.8 million were used to capitalize Maiden US and Maiden Specialty's business, which were the insurance subsidiaries acquired in the GMAC Acquisition. These funds were invested in fixed-maturity securities.

Restrictions, Collateral and Specific Requirements

Maiden Bermuda is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the United States. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds withheld arrangements where assets are held by the ceding company.

At this time, Maiden Bermuda uses trust accounts primarily to meet collateral requirements — cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as at December 31, 2011 certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining liabilities and collateralized arrangements are on the records of Maiden US.

As at December 31, 2011, total trust account balances were $1.6 billion compared to $1.5 billion as at December 31, 2010. The following table details additional information on the trust account balances by segment and by underlying asset as at December 31, 2011 and 2010:

As at December 31,	2011			2010
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$19.4	$624.4	$643.8	$13.4	$558.1	$571.5
Maiden Bermuda	50.8	368.4	419.2	49.0	515.8	564.8
Diversified Reinsurance	70.2	992.8	1,063.0	62.4	1,073.9	1,136.3
Maiden Bermuda	41.7	419.5	461.2	18.1	340.5	358.6
AmTrust Quota Share Reinsurance	41.7	419.5	461.2	18.1	340.5	358.6
Maiden Bermuda	3.0	59.0	62.0	9.3	14.7	24.0
ACAC Quota Share	3.0	59.0	62.0	9.3	14.7	24.0
Total	$114.9	$1,471.3	$1,586.2	$89.8	$1,429.1	$1,518.9

As part of the AmTrust Master Agreement, Maiden Bermuda has also loaned funds totaling $168.0 million as at December 31, 2011 and 2010, respectively, to AII to satisfy collateral requirements. In addition, Maiden Bermuda has outstanding letters of credit totaling $97.5 million and $24.0 million as at December 31, 2011 and 2010, respectively.

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

The pre-existing funds withheld amounts (“IIS Funds Withheld”) and cash transferred to GMAC IICL are included in the Consolidated Balance Sheet as Funds Withheld. During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As at December 31, 2011, one contract had not yet been novated and this is expected to occur in 2012. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts. As at December 31, 2011 and 2010, the IIS Funds Withheld balance consisted of the following:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$27.3	112.2%	$109.1	71.4%
Cash and cash equivalents	2.4	10.1%	10.3	6.8%
Funds held on underlying business	0.6	2.5%	18.0	11.8%
Insurance balances receivable and other	(6.0)	(24.8)%	15.3	10.0%
Total	$24.3	100.0%	$152.7	100.0%

The fixed maturity portfolio consists entirely of non-U.S. government debt, 100.0% and 67.1% of which is rated AAA as at December 31, 2011 and December 31, 2010, respectively. The three largest non-U.S. sovereign government issuers are the following:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom	$27.3	100.0%	$29.8	27.3%
Germany	—	—	19.9	18.2%
Italy	—	—	17.4	15.9%

We do not have any non-U.S. government and government related obligations related to Ireland, Italy, Greece, Portugal or Spain as at December 31, 2011. As at December 31, 2010, 9.6% of these securities consist of non-U.S. government obligations of Ireland which were subsequently disposed of during 2011. We had no exposure to government-related obligations of Greece, Italy, Portugal and Spain as at December 31, 2010. See the discussion in Counterparty Credit Risk in Item 7A of Part II of this Form 10-K related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are all considered AFS. As at December 31, 2011, the weighted average duration of our fixed maturity investment portfolio was 2.78 years and there were approximately $63.8 million of net unrealized gains on AFS, compared to a duration of 3.8 years and net unrealized gains on AFS of $54.7 million as at December 31, 2010.  The decrease in duration is due to the acceleration of actual and expected prepayments of certain of the Company's U.S. agency mortgage-backed securities, largely due to the declining interest rate environment which has resulted in significant refinancing of residential real estate loans. The table below shows the aggregate amounts of our invested assets at fair value at December 31, 2011 and 2010:

As at December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$744.0	$47.7	$(30.2)	$761.5
Non-U.S. government bonds	51.4	0.1	(0.3)	51.2
Other mortgage-backed securities	9.9	—	—	9.9
Municipal bonds	168.3	0.7	—	169.0
U.S. treasury bonds	44.2	1.8	—	46.0
U.S. agency bonds – mortgage backed	928.9	43.3	(0.1)	972.1
U.S. agency bonds – other	10.4	0.6	—	11.0
Total AFS fixed maturities	1,957.1	94.2	(30.6)	2,020.7
Other investments	2.0	0.3	(0.1)	2.2
Total investments	$1,959.1	$94.5	$(30.7)	$2,022.9

As at December 31, 2010	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	($ in Millions)
Corporate bonds	$673.8	$46.6	$(11.4)	$709.0
Non U.S. government bonds	15.5	0.4	—	15.9
Municipal bonds	45.2	0.4	(0.8)	44.8
U.S. treasury bonds	92.0	1.1	(1.4)	91.7
U.S. agency bonds – mortgage backed	951.5	22.4	(4.4)	969.5
U.S. agency bonds – other	41.8	1.7	—	43.5
Total AFS fixed maturities	1,819.8	72.6	(18.0)	1,874.4
Other investments	5.8	0.1	—	5.9
Total investments	$1,825.6	$72.7	$(18.0)	$1,880.3

The major factors influencing the increase during 2011 were:

•	Net cash provided by operating activities of $181.3 million;

•	Transfer of assets associated with reinsurance contracts novated under IIS Acquisition of $89.9 million.

•	Utilization of existing cash balances available, offset by;

•	Dividend payments on common shares of $20.9 million

As at December 31, 2011 and 2010, net unrealized gains on AFS were $63.8 million and $54.7 million, respectively. The change in unrealized gains or losses during 2011 reflected continued movements in interest rates to historically low levels. In addition, while credit spread tightening on corporate bonds did result in increased values for these assets, this was offset by increased volatility in the financial sector of the corporate bond market, due to economic uncertainty and the ongoing European debt crisis. These gains were partially offset by the recognition of approximately $3.2 million of net realized gains .

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010, are classified as trading for the purpose of augmenting where possible investment returns.  For the year ended December 31, 2011, $0.8 million in net realized gains from these trading activities occurred, as compared to a net realized losses of $1.5 million for the year ended December 31, 2010. As at December 31, 2011, the Company maintained one open short position in a U.S. treasury bond valued at $55.8 million which to date has resulted in an unrealized loss of $3.5 million which is recorded in net realized and unrealized gains on investment on the Company's Consolidated Statements of Income. This short position is recorded as a liability in the Accrued expenses and other liabilities caption on the Company's Consolidated Balance Sheet as at December 31, 2011.

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

During the years ended December 31, 2011 and 2010, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2011, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2011.

The following table presents information regarding our AFS assets that were in an unrealized loss position at December 31, 2011 and 2010 by the amount of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
As at December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. agency bonds – mortgage backed	$30.4	$(0.1)	$—	$—	$30.4	$(0.1)
Non-U.S government bonds	42.6	(0.3)	—	$—	42.6	(0.3)
Corporate bonds	228.4	(7.4)	125.1	(22.8)	353.5	(30.2)
	301.4	(7.8)	125.1	(22.8)	426.5	(30.6)
Other investments	1.2	(0.1)	—	—	1.2	(0.1)
Total temporarily impaired AFS securities and other investments	$302.6	$(7.9)	$125.1	$(22.8)	$427.7	$(30.7)
As at December 31, 2011, there were approximately 62 securities in an unrealized loss position with a fair value of $427.7 million and unrealized losses of $30.7 million. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $125.1 million and unrealized losses of $22.8 million.

	Less Than 12 Months		12 Months or More		Total
As at December 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	($ in Millions)
Available-for-sale securities:
U.S. treasury bonds	$47.2	$(1.4)	$—	$—	$47.2	$(1.4)
U.S. agency bonds – mortgage backed	315.4	(4.4)	—	—	315.4	(4.4)
Corporate bonds	86.9	(1.5)	166.1	(9.9)	253.0	(11.4)
U.S. agency bonds – other	27.3	(0.8)	—	—	27.3	(0.8)
	476.8	(8.1)	166.1	(9.9)	642.9	(18.0)
Other investments	—	—	—	—	—	—
Total temporarily impaired AFS securities and other investments	$476.8	$(8.1)	$166.1	$(9.9)	$642.9	$(18.0)

As at December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642.9 million and unrealized losses of $18.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166.1 million and unrealized losses of $9.9 million.

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31,	2011		2010
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$54.3	2.7%	$65.4	3.5%
Due after one year through five years	299.9	14.8%	180.2	9.6%
Due after five years through ten years	502.9	24.9%	578.7	30.9%
Due after ten years	181.6	9.0%	80.6	4.3%
Mortgage-backed securities	982.0	48.6%	969.5	51.7%
Total	$2,020.7	100.0%	$1,874.4	100.0%

As at December 31, 2011 and 2010, 99.1% and 97.9%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an Standard & Poor’s (“S&P”) credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

As at December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$44.2	$46.0	2.3%
U.S. agency bonds	939.3	983.1	48.6%
AAA	160.3	161.9	8.0%
AA+, AA, AA-	151.0	153.3	7.6%
A+, A, A-	327.8	328.4	16.3%
BBB+, BBB, BBB-	316.1	330.2	16.3%
BB+ or lower	18.4	17.8	0.9%
Total	$1,957.1	$2,020.7	100.0%

As at December 31, 2010	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$92.0	$91.7	4.9%
U.S. agency bonds	993.3	1,013.0	54.0%
AAA	74.7	78.4	4.2%
AA+, AA, AA-	74.5	79.4	4.2%
A+, A, A-	325.2	329.1	17.6%
BBB+, BBB, BBB-	222.5	244.1	13.0%
BB+ or lower	37.6	38.7	2.1%
Total	$1,819.8	$1,874.4	100.0%

Substantially all the Company’s U.S. agency bond holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. agency bonds portfolio as at December 31, 2011 and 2010 are provided below:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$185.3	18.8%	$273.5	27.0%
FNMA – fixed rate	487.3	49.6%	465.7	46.0%
FNMA – variable rate	77.8	7.9%	80.0	7.9%
FHLMC – fixed rate	221.7	22.6%	150.3	14.8%
Total RMBS	972.1	98.9%	969.5	95.7%
Total agency mortgage-backed securities	972.1	98.9%	969.5	95.7%
Non-MBS fixed rate agency securities	11.0	1.1%	43.5	4.3%
Total U.S. agency bonds	$983.1	100.0%	$1,013.0	100.0%

The Company has increased its holdings of investment grade corporate securities in 2011 to take advantage of various investment opportunities in this asset class. As at December 31, 2011 and 2010, 33.0% and 31.8% of its corporate securities were floating rate securities, respectively. Security holdings by sector in this asset class as at December 31, 2011 and 2010 are as follows:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds
Financial Institutions	$532.1	69.9%	$486.1	68.6%
Industrials	199.9	26.3%	161.5	22.8%
Utilities/Other	29.5	3.8%	61.4	8.6%
Total Corporate bonds	$761.5	100.0%	$709.0	100.0%

The Company’s 10 largest corporate holdings as at December 31, 2011 as carried at fair value and as a percentage of all fixed income securities are as follows:

As at December 31, 2011	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Credit Rating
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$32.1	1.6%	A-
Citigroup Inc. FLT, Due 6/9/2016 (1)	21.1	1.0%	BBB+
Barclays Bank PLC NY FLT, Due 2/24/2020 (1)	20.1	1.0%	A+
Merrill Lynch & Co. FLT, Due 6/5/2012 (1)	19.6	1.0%	A-
SLM Corp FLT, Due 1/27/2014 (1)	18.1	0.9%	BBB-
Bear Stearns FLT, Due 11/21/2016 (1)	17.9	0.9%	A
JP Morgan Chase FLT, Due 6/13/2016 (1)	17.9	0.9%	A
HSBC Financial FLT, Due 6/1/2016 (1)	16.7	0.8%	A
PartnerRe Finance LLC, Due 6/1/2020	15.1	0.7%	A
GE Capital Corp FLT, Due 3/20/2014 (1)	14.7	0.7%	AAA
Total	$193.3	9.5%

(1)	Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domicile with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as at December 31, 2011 and 2010, municipal securities only composed 8.4% and 2.4% of the Company’s fixed maturity portfolio, respectively.

As at December 31, 2011 and 2010, we own the following securities not denominated in U.S. dollars:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$66.8	56.6%	$—	—%
Non U.S. government bonds	51.2	43.4%	15.9	100.0%
Total	$118.0	100.0%	$15.9	100.0%

The increase in these assets held during 2011 is primarily the result of: 1) assets transferred to Maiden Bermuda from GMAC IICL from reinsurance contracts being novated to Maiden Bermuda under the terms of the IIS Acquisition agreement; and 2) the inception of the European Hospital Liability Quota Share, on April 1, 2011. All of these securities are considered AFS. These securities were invested in the following currencies:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$107.2	90.8%	$15.9	100.0%
Swedish Krona	9.9	8.4%	—	—%
British Pound	0.9	0.8%	—	—%
Total	$118.0	100.0%	$15.9	100.0%

We do not have any non-U.S. government and government related obligations of Ireland, Italy, Greece, Portugal and Spain as at December 31, 2011. As at December 31, 2010, 0.3% of the non- U.S. government obligations related to Ireland which were subsequently disposed of during 2011. As at December 31, 2011 and 2010, 90.2% and 99.7% of the Company's non-sovereign government issuers were rated AA or higher by S&P. The three largest non-U.S. sovereign debt government issuers held by the Company as at December 31, 2011 and 2010 are:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$28.6	55.8%	$11.6	73.0%
Sweden	8.8	17.2%	0	—%
Netherlands	6.4	12.4%	1.5	9.6%
All other	7.4	14.6%	2.8	17.4%
Total non-U.S. government bonds	$51.2	100.0%	$15.9	100.0%

For corporate bonds denominated in Euros, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

As at December 31,	2011		2010
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$23.7	35.5%	$—	—%
AA+ , AA, AA-	13.2	19.7%	—	—%
A+, A, A-	7.8	11.7%	—	—%
BBB+, BBB, BBB-	22.1	33.1%	—	—%
Total corporate bonds	$66.8	100.0%	$—	—%

The Company does not employ any credit default protection against any of the assets held in non-U.S. denominated currencies.

Reserve for Loss and Loss Adjustment Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2011.

At December 31, 2011 and 2010, the Company recorded gross reserves for unpaid loss and loss adjustment expenses of $1.4 billion and $1.2 billion, respectively, and net reserves for unpaid loss and loss adjustment expenses of $1.4 billion and $1.2 billion, respectively.

The following table provides a reconciliation of the net reserves for unpaid loss and loss adjustment expenses for the years ended December 31, 2011, 2010 and 2009 :

	For the Year Ended December 31,
	2011	2010	2009
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,226.8	$1,002.7	$897.7
Less reinsurance recoverable at beginning of period	6.7	8.4	—
Net loss and loss adjustment expense reserves at beginning of period	1,220.1	994.3	897.7
Net incurred losses related to:
Current year	1,028.9	788.0	620.0
Prior years	14.2	(32.9)	(11.4)
	1,043.1	755.1	608.6
Net paid losses related to:
Current year	456.1	365.3	209.1
Prior years	423.9	266.0	303.2
	880.0	631.3	512.3
Acquired loss and loss expense reserve	0.4	102.0	0.2
Effect of foreign exchange movement	(5.5)	—	0.1
Net loss and loss adjustment expense reserves at end of period	1,378.1	1,220.1	994.3
Reinsurance recoverable at end of period	20.3	6.7	8.4
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,398.4	$1,226.8	$1,002.7

See Business — Reserve for Loss and Loss Adjustment Expenses in Item 1 of Part I of this Report, Critical Accounting Policies and Estimates —  Reserve for Loss and Loss Adjustment Expenses and Results of Operations above for a discussion of loss and loss adjustment expenses and prior years’ reserve developments.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best, which rating is the fourth highest of 16 rating levels and BBB+ (Good) with a stable outlook by Standard & Poor’s, which is the sixth highest of 21 rating levels.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as at December 31, 2011 and 2010:

As at December 31,	2011	2010
	($ in Millions)
Reinsurance balances receivable, net	$382.7	$226.3
Prepaid reinsurance premiums	35.4	29.0
Deferred commission and other acquisition expenses	248.4	203.6
Reserve for loss and loss adjustment expenses	(1,398.4)	(1,226.8)
Unearned premiums	(832.0)	(657.6)

In general, the increases in these balances reflect the continued growth of the Company, in particular growth in the business of the Diversified Reinsurance segment as a result of both the IIS Acquisition and that segment's U.S. business, along with continuing growth in the AmTrust Quota Share Reinsurance segment, including the addition of the European Hospital Liability Quota Share.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at December 31, 2011 and 2010 were as follows:

As at December 31,	2011	2010
	($ in Millions)
Senior notes	$107.5	$—
Junior subordinated debt	126.3	215.2
Maiden shareholders’ equity	768.6	750.2
Total capital resources	$1,002.4	$965.4
Ratio of debt to total capital resources	23.3%	22.3%

As at December 31, 2011, our shareholders’ equity was $768.6 million, a 2.5% increase compared to $750.2 million as at December 31, 2010. The increase was due primarily to net income for the year ended December 31, 2011 of $28.5 million and unrealized gains on investments of $9.0 million offset by dividends declared of $21.7 million.

On June 24, 2011, the Company completed an offering of $107.5 million aggregate principal amount of 8.25% Senior Notes due June 15, 2041, including $7.5 million aggregate principal amount of Senior Notes to be issued and sold by the Company pursuant to the underwriters’ exercise in part of their overallotment option. The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the Senior Notes to be redeemed plus accrued and unpaid interest to but excluding the redemption date.

The net proceeds from the Senior Notes Offering were approximately $104.7 million, after deducting the underwriting discount and offering expenses. With the underwriters’ exercise part of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011. Pursuant to the terms of the TRUPS Offering, in the year ended December 31, 2011, the Company incurred a non-recurring call premium charge of approximately $15.1 million. The Company also incurred an additional non-recurring non-cash charge of $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering. These charges have decreased the shareholders’ equity as at December 31, 2011 by $35.4 million. Our shareholders’ equity is expected to increase in the future from interest expense savings that will result from this offering.

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

The Company expects to continue to evaluate additional opportunities to refinance the TRUPS Offering securities at lower, more cost-effective interest rate levels. To the extent that such refinancing does occur prior to January 20, 2014, the Company may incur additional interest penalties pursuant to the terms of the TRUPS Offering. Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the remaining amount of the Trust Preferred Securities were repaid within five years of the date of issuance (adjusted for the $107.5 million repurchase junior subordinated debt , which occurred on July 15, 2011) , the additional amount due would be $21.4 million, which would be a reduction in earnings. The Company's objective would be to generate recurring interest expense savings that would match or exceed the cost of any such interest penalty. However, it is possible this may not occur depending on market conditions and other factors beyond the Company's control.

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At December 31, 2011 and 2010, the unamortized amount carried as a reduction of the Company’s liability for the junior subordinated debt was $26.2 million and $44.8 million, respectively. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s table aggregate contractual obligations as at December 31, 2011 are summarized as follows:

	Payment Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$5.7	$1.7	$2.7	$1.3	$—
Junior subordinated debt and interest	729.8	21.4	42.7	42.7	623.0
Senior notes and interest	372.6	8.9	17.7	17.7	328.3
Reserve for loss and loss adjustment expenses	1,398.4	427.0	432.3	197.3	341.8
Other investments - unfunded commitments	3.8	1.0	2.8	—	—
Total	$2,510.3	$460.0	$498.2	$259.0	$1,293.1

The amounts included for reserve for loss and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as at December 31, 2011. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses.” Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates could materially adversely affect our financial condition and results of operations. At December 31, 2011, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains amounted to $0.3 million during the year ended December 31, 2011 compared to losses of $0.6 million during the year ended December 31, 2010 and gains of $2.4 million during the year ended December 31, 2009.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves loss and loss adjustment expenses. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for loss and loss adjustment expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2011, we had fixed maturity securities with a fair value of $2.0 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2011 to selected hypothetical changes in interest rates, and the associated impact on our stockholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of December 31, 2011:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$1,887.4	$(133.3)	(17.3)%
100 basis point increase	1,951.3	(69.4)	(9.0)%
No change	2,020.7	—	—%
100 basis point decrease	2,092.0	71.3	9.3%
200 basis point decrease	$2,169.6	$148.9	19.4%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2010.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At December 31, 2011, 60.1% of the Company’s fixed income portfolio was rated AA+ or better (or equivalent rating), 22.7% was rated A- or better and only 0.9% of the Company’s fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2011, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AA+ (see Investments in Item 7 of Part II of this Annual Report on Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.6% and 9.5% of the Company’s total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company. During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As of December 31, 2011, one contract had not yet been novated and this is expected to occur in 2012. At December 31, 2011, the IIS Funds Withheld account due from GMAC IICL was $24.3 million, including $27.3 million in a segregated investment portfolio which represents collateral pledged as required by the underlying reinsurance contracts offset by other net liabilities of $3.0 million. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 39.4% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2011.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2011 were $382.7 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2011.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $20.3 million at December 31, 2011. At December 31, 2011, $2.1 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Consolidated Financial Statements.

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2011, 8.6% of our net premiums written and 8.4% of our reserve for loss and loss adjustment expenses were transacted in the Euro. Countries that participate in the Euro have been engulfed in significant economic, fiscal and monetary uncertainty in recent years, but particularly in 2011. This uncertainty is the result of the cumulative effect of excessive sovereign debt and deficits by certain participating countries in the Euro and poor economic growth and prospects for the union as a whole. The uncertainty has been exacerbated by the lack (to date) of both definitive solutions to these issues and questions surrounding the adequacy of funding mechanisms by participating countries and other institutions to de-lever the economic union and improve its economic, fiscal and monetary outlook. While not likely at this time, without satisfactory and timely resolution of these issues, the collapse or modification of the Euro cannot be ruled out at this time, with further uncertainty as to what forms of currency would take its place. As a result, we could be exposed to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2011, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $12.8 million and $25.5 million, respectively.

Item 8. Financial Statements and Supplementary Data.

See our Consolidated Financial Statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-49 and S-1 through S-7 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Prinicipal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2011, our Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and for the assessment of the effectiveness of internal control over financial reporting. As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. GAAP.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2011 based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.

We have audited Maiden Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for years ended December 31, 2011, 2010 and 2009, and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 13, 2012

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 2, 2012 (the “Proxy Statement”) captioned “Election of Directors,” “Executive Officers,” “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Nominating and Corporate Governance Committee.”

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Compensation Discussion and Analysis,” “Director Compensation for 2011,” “Compensation Committee Interlocks and Insider Participation” and "Compensation Committee Report".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Security Ownership of Certain Beneficial Owners,” “Equity Compensation Plan Information,” and “Security Ownership of Management”.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 13, 2012.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	March 13, 2012
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ John M. Marshaleck	Chief Financial Officer	March 13, 2012
John M. Marshaleck	(Principal Financial and Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 13, 2012
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 13, 2012
Raymond M. Neff
/s/ Simcha Lyons	Director	March 13, 2012
Simcha Lyons
/s/ Yehuda L. Neuberger	Director	March 13, 2012
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 13, 2012
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein), dated as of January 20, 2009	(3)
4.4	Indenture by and between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferrable Interest Debentures Due 2039 (including the form of debenture), dated January 20, 2009	(3)
4.5	Guarantee Agreement by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.6	Guarantee Agreement by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.7*	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors, dated as of January 14, 2009	(3)
4.8	First Amendment to Amended and Restated Declaration of Trust, dated as of July 14, 2011, by and among Maiden Holdings North America, Ltd., Arturo M. Raschbaum, John M. Marshaleck and Karen L. Schmitt, as all of the Administrators, and Wilmington Trust Company, as Institutional Trustee and Delaware Trustee	(4)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(4)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(4)
10.5*	Form of Employment Agreement by and between Maiden and Arturo Raschbaum, John Marshaleck, Patrick J. Haveron, Karen Schmitt and Lawrence F. Metz, dated as of November 1, 2011	†
10.6*	Employment Agreement by and between Maiden Holdings, Ltd. and Ronald M. Judd, dated as of December 1, 2010	(5)
10.7*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.8*	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.9	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(6)
10.10	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(7)
10.11	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(7)
10.12	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.13	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(5)

10.14	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(5)
10.15	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(5)
10.16	Fourth Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(5)
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(7)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(8)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(4)
10.21	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(4)
10.22	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(4)
10.23	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(9)
10.24	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(5)
10.25	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(7)
10.26	Warrant Exchange Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.27	Warrant Exchange Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.28*	Warrant Exchange Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.29	Lockup Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.30	Lockup Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(10)
10.31	Lockup Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010	(10)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

(1)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on Form S-8 filed with the SEC on May 18, 2010 (File No. 333-166934).

(2)
Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-1 initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).

(3)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on January 26, 2009 (File No. 001-34042).

(4)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2010 filed with the SEC on August 8, 2011 (File No. 001-34042).

(5)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 (File No. 001-34042).

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 14, 2008 (File No. 001-34042).

(6)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant's Registration Statement on S-1 filed with the SEC on March 28, 2008 (No. 333-146137).

(8)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant's Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).

(9)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).

(10)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on November 9, 2010 (File No. 001-34042).

† Filed herewith.

* Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2011, 2010 and 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 13, 2012 expressed an unqualified opinion.

/s/ BDO USA, LLP

New York, New York
March 13, 2012

MAIDEN HOLDINGS, LTD.
  CONSOLIDATED BALANCE SHEETS
As at December 31, 2011 and 2010
(In thousands of U.S. dollars, except share and per share data)

	2011	2010
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2011: $1,957,106; 2010: $1,819,775)	$2,020,661	$1,874,433
Other investments, at fair value (Cost 2011: $1,955; 2010: $5,751)	2,192	5,847
Total investments	2,022,853	1,880,280
Cash and cash equivalents	188,082	96,151
Restricted cash and cash equivalents	114,895	89,756
Accrued investment income	13,215	14,091
Reinsurance balances receivable, net (includes $178,745 and $95,227 from related parties in 2011 and 2010, respectively)	382,670	226,333
Funds withheld	42,605	152,713
Prepaid reinsurance premiums (includes $7,265 and $1,211 from related parties in 2011 and 2010, respectively)	35,381	28,992
Reinsurance recoverable on unpaid losses (includes $7,207 and $383 from related parties in 2011 and 2010, respectively)	20,289	6,656
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $147,743 and $118,015 from related parties in 2011 and 2010, respectively)	248,436	203,631
Goodwill and intangible assets, net	98,755	103,905
Other assets	19,270	12,079
Total assets	$3,354,426	$2,982,562
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $396,198 and $263,916 from related parties in 2011 and 2010, respectively)	$1,398,438	$1,226,773
Unearned premiums (includes $483,935 and $366,412 from related parties in 2011 and 2010, respectively)	832,047	657,556
Accrued expenses and other liabilities	121,198	56,368
Securities sold under agreements to repurchase, at contract value	—	76,225
Senior notes	107,500	—
Junior subordinated debt	126,263	215,191
Total liabilities	2,585,446	2,232,113
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 73,183,764 and 73,069,436 shares issued in 2011 and 2010, respectively; 72,221,428 and 72,107,100 shares outstanding in 2011 and 2010, respectively)	732	731
Additional paid-in capital	579,004	577,135
Accumulated other comprehensive income	64,059	54,334
Retained earnings	128,648	121,775
Treasury shares, at cost (2011 and 2010: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	768,642	750,174
Noncontrolling interest in subsidiaries	338	275
Total equity	768,980	750,449
Total liabilities and equity	$3,354,426	$2,982,562
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Gross premiums written	$1,812,597	$1,298,055	$1,048,676
Net premiums written	$1,723,521	$1,227,831	$1,030,374
Change in unearned premiums	(171,093)	(58,041)	(110,455)
Net premiums earned	1,552,428	1,169,790	919,919
Other insurance revenue	12,640	—	—
Net investment income	74,891	71,651	62,957
Net realized and unrealized gains on investment	481	6,604	270
Total revenues	1,640,440	1,248,045	983,146
Expenses:
Net loss and loss adjustment expenses	1,043,054	755,122	608,613
Commission and other acquisition expenses	438,812	336,697	241,429
General and administrative expenses	53,892	42,180	32,135
Interest and amortization expenses	34,155	36,466	34,431
Accelerated amortization of junior subordinated debt discount and issuance cost	20,313	—	—
Junior subordinated debt repurchase expense	15,050	—	—
Amortization of intangible assets	5,033	5,808	6,590
Foreign exchange and other (gains) losses	(323)	580	(2,454)
Total expenses	1,609,986	1,176,853	920,744
Income before income taxes	30,454	71,192	62,402
Income taxes:
Current tax expense	632	160	—
Deferred tax expense	1,295	1,170	1,344
Income tax expense	1,927	1,330	1,344
Net income	28,527	69,862	61,058
Add: (income) loss attributable to noncontrolling interest	(3)	4	—
Net income attributable to Maiden shareholders	$28,524	$69,866	$61,058
Basic earnings per share attributable to Maiden shareholders	$0.40	$0.99	$0.88
Diluted earnings per share attributable to Maiden shareholders	$0.39	$0.98	$0.87
Dividends declared per common share	$0.30	$0.265	$0.25
Weighted average number of basic shares outstanding	72,155,503	70,799,966	69,646,804
Weighted average number of diluted shares outstanding	72,903,688	71,372,688	70,060,197

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Comprehensive income:
Net income	$28,527	$69,862	$61,058
Other comprehensive income
Unrealized holdings net gains arising during the period	12,189	30,154	77,516
Adjustment for reclassification of net realized gains recognized in net income	(3,206)	(8,147)	(270)
Foreign currency translation adjustment	733	(420)	—
Other comprehensive income	9,716	21,587	77,246
Comprehensive income	38,243	91,449	138,304
Net (income) loss attributable to noncontrolling interest	(3)	4	—
Other comprehensive loss attributable to noncontrolling interest	9	—	—
Comprehensive loss attributable to noncontrolling interest	6	4	—
Comprehensive income attributable to Maiden shareholders	$38,249	$91,453	$138,304

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U. S. dollars)

		Maiden Shareholders’ Equity
For the Year Ended December 31, 2011	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$750,449	$121,775	$(3,801)	$54,334	$731	$577,135	$275
Exercise of options and issuance of shares	422				1	421	—
Partial disposal of interest in subsidiary	210					141	69
Net income	28,527	28,524					3
Change in unrealized gains on investments, net	8,983			8,983			—
Foreign currency translation adjustment	733			742			(9)
Share-based compensation expense	1,307					1,307	—
Dividends on common shares	(21,651)	(21,651)					—
Ending balance	$768,980	$128,648	$(3,801)	$64,059	$732	$579,004	$338

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U. S. dollars)

		Maiden Shareholders’ Equity
For the Year Ended December 31, 2010	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$676,526	$70,781	$(3,801)	$32,747	$713	$576,086	$—
Acquisition of subsidiary	279						279
Exercise of options and issuance of shares	52					52	—
Exchange of warrants	—				18	(18)	—
Net income (loss)	69,862	69,866					(4)
Change in unrealized gains on investments, net	22,007			22,007			—
Foreign currency translation adjustment	(420)			(420)			—
Share-based compensation expense	1,015					1,015	—
Dividends on common shares	(18,872)	(18,872)					—
Ending balance	$750,449	$121,775	$(3,801)	$54,334	$731	$577,135	$275

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands of U. S. dollars)

		Maiden Shareholders’ Equity
For the Year Ended December 31, 2009	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Common Shares	Additional paid-in capital	Noncontrolling interest in subsidiary
Beginning balance	$509,759	$26,944	$(3,801)	$(44,499)	$596	$530,519	$—
Exercise of options and issuance of shares	45,057				117	44,940	—
Net income	61,058	61,058					—
Change in unrealized gains on investments, net	77,246			77,246			—
Share-based compensation expense	627					627	—
Dividends on common shares	(17,221)	(17,221)					—
Ending balance	$676,526	$70,781	$(3,801)	$32,747	$713	$576,086	$—

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$28,527	$69,862	$61,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	8,599	7,205	7,359
Net realized and unrealized gains on investments	(481)	(6,604)	(270)
Foreign exchange and other (gains) losses	(323)	580	(2,454)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	22,236	(3,586)	(5,474)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(143,699)	(29,036)	(142,363)
Funds withheld	16,074	(152,713)	—
Prepaid reinsurance premiums	(6,389)	(240)	(28,752)
Reinsurance recoverable on unpaid losses	(13,632)	1,684	(8,340)
Accrued investment income	836	(2,686)	(1,022)
Deferred commission and other acquisition costs	(45,037)	(30,648)	(68,467)
Other assets	(14,344)	1,583	3,376
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	176,869	220,932	105,909
Unearned premiums	178,436	68,413	137,625
Accrued expenses and other liabilities	(26,324)	6,833	(12,688)
Net cash provided by operating activities	181,348	151,579	45,497
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(636,141)	(1,010,142)	(891,332)
Purchases of fixed-maturity securities – trading and short sales	(663,339)	(1,293,386)	—
Purchases of other investments	(1,173)	(424)	(139)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	304,499	331,593	200,493
Proceeds from sales of fixed-maturity securities – trading and short sales	720,100	1,291,843	—
Proceeds from maturities and calls of fixed maturity securities	310,526	507,326	268,429
Proceeds from redemption of other investments	4,818	108	153
(Increase) decrease in restricted cash and cash equivalents	(25,139)	55,657	264,333
Acquisition of subsidiaries (net of cash acquired)	635	(4,893)	(13,613)
Purchase of capital assets	(1,538)	(2,875)	(1,749)
Net cash provided by (used in) investing activities	13,248	(125,193)	(173,425)
Cash flows from financing activities:
Repurchase agreements, net	(76,225)	(19,176)	(137,245)
Senior notes issuance	107,500	—	—
Senior notes issuance cost	(2,811)	—	—
Junior subordinated debt issuance	—	—	260,000
Junior subordinated debt issuance cost	—	—	(4,342)
Repayment of junior subordinated debt	(107,500)	—	—
Contribution of noncontrolling interest	—	279	—
Common share issuance	422	52	129
Dividends paid to shareholders	(20,921)	(18,394)	(16,167)

Net cash (used in) provided by financing activities	(99,535)	(37,239)	102,375
Effect of exchange rate changes on foreign currency cash	(3,130)	(392)	1,052
Net increase (decrease) in cash and cash equivalents	91,931	(11,245)	(24,501)
Cash and cash equivalents, beginning of period	96,151	107,396	131,897
Cash and cash equivalents, end of period	$188,082	$96,151	$107,396
Supplemental information on cash flows:
Interest paid	$36,850	$36,400	$26,794
Taxes paid	429	129	—
Supplemental information about non cash investing and financing activities:
Acquisition of fixed maturities, available for sale	81,930	17,806	—
Funds withheld	(81,930)	—	—
Reinsurance balances receivable	—	(17,806)	—
Discount on junior subordinated debt	—	—	44,928
Additional paid-in capital	—	18	(44,928)
Common shares issued in exchange of warrants	—	(18)	—
Redemption of other investment	—	(4,751)	—
Purchase of other investment	—	4,751	—

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)
1. Organization

Maiden Holdings, Ltd. (sometimes referred to as “Maiden Holdings” or “Parent Company”) is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. Together with its subsidiaries (collectively referred to as the “Company”, "we" or “Maiden”), Maiden specializes in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsure risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of 16 rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor's, which is the sixth highest of 21 rating levels.

We provide reinsurance through our wholly-owned subsidiaries, Maiden Reinsurance Company (“Maiden US”) and Maiden Insurance Company Ltd. (“Maiden Bermuda”) and have operations in United States and Bermuda, respectively. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail customers in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

2. Significant Accounting Policies

Basis of Reporting and Consolidation — These consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The consolidated financial statements include the accounts of Maiden Holdings and all of its subsidiaries. These consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated in the consolidated financial statements. Certain prior year comparatives have been reclassified to conform to the current year presentation.

Estimates — The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates reflected in the Company’s financial statements include, but are not limited to:

•	reserve for loss and loss adjustment expenses;

•	recoverability of deferred commission and other acquisition expenses;

•	determination of impairment of goodwill and other intangible assets;

•	valuation of financial instruments; and

•	determination of other-than-temporary impairment of investments.

Investments — The Company currently classifies all of its fixed maturity investments and short-term investments as “available for sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase.

Other Investments — Other investments comprise investments in limited partnerships which are reported at fair value based on the financial information received from the fund managers and other information available to management. Unrealized gains or losses on other investments are reported as a component of accumulated other

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

comprehensive income.

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the first in first out cost method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

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

Fair Value Measurements — Financial Accounting Standards Board (“FASB”) ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities, U.S. Treasury securities, and listed derivatives that are actively traded.

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

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

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from third party, nationally, recognized pricing services (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered to not represent fair value. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an arm’s length transaction.

Cash and Cash Equivalents — The Company maintains its cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. Accordingly, changes in restricted cash and cash equivalents are reported as an investing activity in our Consolidated Statements of Cash Flows. The Company maintains certain cash and investments in Trust accounts to be used primarily as collateral for unearned premiums and loss and loss adjustment expenses reserves owed to insureds. The Company is required to maintain minimum balances in these accounts based on pre-determined formulas. See Note 5(e) for additional details.

Premiums and Related Costs — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro-rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period. Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options and these estimates are revised based on the actual coverage period selected by the original insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.

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

Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition expenses, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized at a segment level if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses and anticipated investment income exceed unearned premium.

Loss and Loss Adjustment Expenses Incurred — Loss and loss adjustment expenses (“LAE”) represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserve for loss and LAE is estimated using individual case-basis valuations and statistical analysis and is not discounted. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate. In estimating reserves, the Company utilizes a variety of standard actuarial methods. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Capital Assets — Capital assets are recorded at cost. Maintenance and repairs are charged to operations as incurred. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

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

The Company has established October 1 as the date for performing its annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding loss reflected in the Company’s consolidated statements of income.

Income Taxes — The Company accounts for income taxes using FASB ASC Topic 740 “Income Taxes” for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties are included as income tax expense.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Share Compensation Expense — The Company recognizes the compensation expense for share option grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense and an increase to additional paid in capital in Shareholders’ Equity.

Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options using the treasury stock method.

Treasury Shares — Treasury shares are common shares repurchased by the Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.

Foreign Currency Transactions — The functional currency of the Company and the substantial majority of its subsidiaries is the U.S. dollar. For these companies, we translate monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents, reinsurance balances receivable, reserve for loss and loss adjustment expenses and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred acquisition and other acquisition costs and unearned premiums, are not revalued.

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at prevailing year-end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in accumulated other comprehensive income. The amount of cumulative translation adjustment as at December 31, 2011 was $322 (2010 - $(420)).

Recently Issued Accounting Pronouncements

Presentation of Comprehensive Income

In June 2011, the FASB issued updated guidance, Accounting Standards Update ("ASU") 2011-05, to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity.  The updated guidance requires that all non-owner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012, except for the provision requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement, which the FASB voted to defer indefinitely during the fourth quarter of 2011. Early adoption is permitted. The adoption of this guidance resulted in a change in the presentation of the Company's financial statements but did not have any impact on the Company's results of operations, financial position or liquidity.

Intangibles - Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

 In December 2010, the FASB issued updated guidance that modifies the goodwill impairment test. Under the updated guidance, goodwill is tested for impairment using a two-step process.  The first step is to identify potential impairments by comparing the estimated fair value of a reporting unit to its carrying value, including goodwill.  If the carrying value of a reporting unit exceeds the estimated fair value, a second step is performed to measure the amount of impairment, if any.   The second step is to determine the implied fair value of the reporting unit's goodwill, measured in the same manner as goodwill is recognized in a business combination, and compare the implied fair value with the carrying amount of the goodwill.   If the carrying amount exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

The updated guidance requires that, if the carrying amount of a reporting unit becomes zero or negative, the second step of the impairment test must be performed when it is more likely than not that a goodwill impairment loss exists.  In considering whether it is more likely than not that an impairment loss exists, a company is required to evaluate qualitative factors, including the factors presented in existing guidance that trigger an interim impairment

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

test of goodwill (e.g., a significant adverse change in business climate or an anticipated sale of a reporting unit).  The provisions of the guidance were effective for annual and interim periods beginning after December 15, 2010.  The adoption of this guidance in January 2011 did not have any effect on the Company's results of operations, financial position or liquidity.

Accounting Standards Not Yet Adopted

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 will be effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company does not expect this standard to have a material impact on the Company’s consolidated financial statements.

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

Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued updated guidance that addresses the objective of the FASB and the International Accounting Standards Board (“IASB”) to develop common requirements for measuring and for disclosing information about fair value measurements with U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The FASB and the IASB worked together to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The FASB and the IASB concluded that this guidance will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The guidance explains how to measure fair value. This updated guidance does not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The updated guidance is effective during interim and annual periods after December 15, 2011. Early application is not permitted. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

Intangibles - Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The FASB provided a sample list of events and circumstances that an entity can consider in performing its qualitative assessment. Under the amended guidance, an entity has the option

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test and may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

3. Segment Information

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, and restricted cash and investments. All remaining assets are allocated to Corporate.

The fee-generating business associated with the IIS Acquisition (“IIS Fee Business”) which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's Consolidated Statements of Income.

The following tables summarize the underwriting results of our operating segments:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$798,037	$669,283	$256,201	$1,723,521
Net premiums earned	$748,387	$558,197	$245,844	$1,552,428
Other insurance revenue	12,640	—	—	12,640
Net loss and loss adjustment expenses	(502,375)	(380,263)	(160,416)	(1,043,054)
Commission and other acquisition expenses	(200,239)	(160,522)	(78,051)	(438,812)
General and administrative expenses	(36,374)	(2,283)	(1,635)	(40,292)
Underwriting income	$22,039	$15,129	$5,742	$42,910
Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized gains on investment				75,372
Amortization of intangible assets				(5,033)
Foreign exchange gains				323
Interest and amortization expenses				(34,155)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(13,600)
Income tax expense				(1,927)
Income attributable to noncontrolling interest				(3)
Net income attributable to Maiden shareholders				$28,524

Net loss and loss expense ratio*	66.0%	68.1%	65.3%	66.6%
Acquisition cost ratio**	26.3%	28.8%	31.7%	28.0%
General and administrative expense ratio***	4.8%	0.4%	0.7%	3.5%
Combined ratio****	97.1%	97.3%	97.7%	98.1%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$554,049	$468,043	$205,739	$1,227,831
Net premiums earned	$601,254	$445,081	$123,455	$1,169,790
Net loss and loss adjustment expenses	(394,604)	(280,890)	(79,628)	(755,122)
Commission and other acquisition expenses	(152,698)	(144,655)	(39,344)	(336,697)
General and administrative expenses	(26,123)	(1,500)	(243)	(27,866)
Underwriting income	$27,829	$18,036	$4,240	$50,105
Reconciliation to net income attributable to Maiden
Net investment income and realized and unrealized gains on investment				78,255
Amortization of intangible assets				(5,808)
Foreign exchange losses				(580)
Interest and amortization expenses				(36,466)
Other general and administrative expenses				(14,314)
Income tax expense				(1,330)
Loss attributable to noncontrolling interest				4
Net income attributable to Maiden shareholders				$69,866

Net loss and loss expense ratio*	65.6%	63.1%	64.5%	64.6%
Acquisition cost ratio**	25.4%	32.5%	31.9%	28.8%
General and administrative expense ratio***	4.4%	0.3%	0.2%	3.5%
Combined ratio****	95.4%	95.9%	96.6%	96.9%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31, 2009	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$658,016	$372,358	$—	$1,030,374
Net premiums earned	$567,998	$351,921	$—	$919,919
Net loss and loss adjustment expenses	(393,760)	(214,853)	—	(608,613)
Commission and other acquisition expenses	(126,193)	(115,236)	—	(241,429)
General and administrative expenses	(19,211)	(2,515)	—	(21,726)
Underwriting income	$28,834	$19,317	$—	$48,151
Reconciliation to net income attributable to Maiden
Net investment income and realized and unrealized gains on investment				63,227
Amortization of intangible assets				(6,590)
Foreign exchange and other gains				2,454
Interest and amortization expenses				(34,431)
Other general and administrative expenses				(10,409)
Income tax expense				(1,344)
Net income attributable to Maiden shareholders				$61,058

Net loss and loss expense ratio*	69.3%	61.1%	—%	66.2%
Acquisition cost ratio**	22.2%	32.7%	—%	26.2%
General and administrative expense ratio***	3.4%	0.7%	—%	3.5%
Combined ratio****	94.9%	94.5%	—%	95.9%

*	Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue

****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
As at December 31, 2011
Reinsurance balances receivable, net	$203,925	$102,003	$76,742	$382,670
Funds withheld	42,605	—	—	42,605
Prepaid reinsurance premiums	35,381	—	—	35,381
Reinsurance recoverable on unpaid losses	20,289	—	—	20,289
Deferred commission and other acquisition expenses	98,712	120,369	29,355	248,436
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	98,755	—	—	98,755
Restricted investments and cash	1,063,010	461,216	62,017	1,586,243
Corporate and other assets	2,429	—	—	772,072
Total Assets	$1,565,106	$851,563	$168,114	$3,354,426
As at December 31, 2010
Reinsurance balances receivable, net	$131,109	$25,566	$69,658	$226,333
Funds withheld	152,713	—	—	152,713
Prepaid reinsurance premiums	28,992	—	—	28,992
Reinsurance recoverable on unpaid losses	6,656	—	—	6,656
Deferred commission and other acquisition expenses	85,252	92,155	26,224	203,631
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	103,905	—	—	103,905
Restricted investments and cash	1,136,252	358,621	23,979	1,518,852
Corporate and other assets	88	—	—	573,505
Total Assets	$1,644,967	$644,317	$119,861	$2,982,562

The following table shows an analysis of the Company’s gross and net premiums written and earned by geographic location. In case of business assumed from AmTrust Financial Services, Inc. ("AmTrust"), it is the location of the relevant AmTrust subsidiaries.

	For the Year Ended December 31,
	2011	2010	2009
Gross premiums written – North America	$1,400,114	$1,098,672	$947,371
Gross premiums written – Other (predominantly Europe)	412,483	199,383	101,305
Net premiums written – North America	1,317,265	1,028,518	929,069
Net premiums written – Other (predominantly Europe)	406,256	199,313	101,305
Net premiums earned – North America	1,194,628	1,038,859	838,152
Net premiums earned – Other (predominantly Europe)	357,800	130,931	81,767

The following tables set forth financial information relating to net premiums written by major line of business for the years ended December 31, 2011, 2010 and 2009:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011		2010		2009
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$207,993	12.1%	$168,919	13.8%	$165,705	16.1%
Casualty	441,666	25.6%	311,852	25.4%	387,218	37.6%
Accident and Health	42,604	2.5%	43,658	3.5%	105,093	10.2%
International	105,774	6.1%	29,620	2.4%	—	—%
Total Diversified Reinsurance	798,037	46.3%	554,049	45.1%	658,016	63.9%
AmTrust Quota Share Reinsurance
Small Commercial Business	237,560	13.8%	197,097	16.0%	186,473	18.1%
Specialty Program	93,701	5.4%	73,881	6.0%	58,048	5.6%
Specialty Risk and Extended Warranty	338,022	19.6%	197,065	16.1%	127,837	12.4%
Total AmTrust Quota Share Reinsurance	669,283	38.8%	468,043	38.1%	372,358	36.1%
ACAC Quota Share
Automobile Liability	147,362	8.6%	117,962	9.6%	—	—%
Automobile Physical Damage	108,839	6.3%	87,777	7.2%	—	—%
Total ACAC Quota Share	256,201	14.9%	205,739	16.8%	—	—%
	$1,723,521	100.0%	$1,227,831	100.0%	$1,030,374	100.0%

The following tables set forth financial information relating to net premiums earned by major line of business for the years ended December 31, 2011, 2010 and 2009:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011		2010		2009
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$196,947	12.7%	$176,538	15.1%	$146,783	15.9%
Casualty	395,533	25.5%	356,389	30.5%	316,676	34.4%
Accident and Health	43,210	2.8%	62,954	5.4%	104,539	11.4%
International	112,697	7.3%	5,373	0.5%	—	—%
Total Diversified Reinsurance	748,387	48.3%	601,254	51.5%	567,998	61.7%
AmTrust Quota Share Reinsurance
Small Commercial Business	215,941	13.9%	202,716	17.3%	199,020	21.6%
Specialty Program	81,281	5.2%	71,596	6.1%	52,842	5.8%
Specialty Risk and Extended Warranty	260,975	16.8%	170,769	14.6%	100,059	10.9%
Total AmTrust Quota Share Reinsurance	558,197	35.9%	445,081	38.0%	351,921	38.3%
ACAC Quota Share
Automobile Liability	141,173	9.1%	69,444	5.9%	—	—%
Automobile Physical Damage	104,671	6.7%	54,011	4.6%	—	—%
Total ACAC Quota Share	245,844	15.8%	123,455	10.5%	—	—%
	$1,552,428	100.0%	$1,169,790	100.0%	$919,919	100.0%

4. Acquisitions

a) IIS Acquisition

On November 30, 2010, the Company completed its acquisition of certain companies, businesses and assets comprising the international insurance services business of GMAC Insurance Holdings Ltd. (the “IIS Acquisition”), including renewal rights on nearly $100 million of predominantly personal auto quota share reinsurance as well as the supporting business development subsidiaries in Europe. The transaction includes the assumption of more than $100 million of loss reserves and net unearned premiums as well as the corresponding assets, and was funded through existing cash. The businesses primarily focus on providing branded auto and auto-related insurance products through its insurer partners to retail customers in the European Union and other global markets.

The IIS Acquisition also includes the acquisition of GMAC Life Försäkrings AB (“GMAC LF”), a life insurance company organized under the laws of Sweden which writes credit life insurance on a primary basis. GMAC LF was renamed Maiden Life Försäkrings AB (“Maiden LF”).

Under the terms of the acquisition, the Company acquired 100% of the share capital and net assets of GMAC LF, GMAC Australia (Finance) Limited, GMAC VerisicherungService GmBH (subsequently renamed Opel Händler VerisicherungsService GmbH ("OVS") following a cooperation agreement being entered into with VDOH Wirtschaftsdienst GmbH (“Opel Dealer Association”) in Germany and the German auto manufacturer Opel in exchange for a 10% interest in OVS) and 60% of the share capital and net assets of GMAC VerisicherungService GmBH Austria. The agreement provided for a base purchase cost of $4,000 adjustable based on the renewal premium written net of commissions over the next three years plus an amount equal to the net assets of the acquired entities.

The Company finalized the purchase price allocation in 2011 which resulted in a total consideration of $21,632 (2010 estimate - $22,274). The Company recorded goodwill of $5,695 (2010 estimate - $5,812) and incurred non-recurring acquisition expenses of $1,841 as a result of the acquisition. The results of the operations have been included in the Company’s consolidated financial statements since the acquisition date. The cost of acquisition was allocated to the assets acquired and liabilities assumed based on estimated fair values as at the acquisition date, with the amount exceeding the fair value recorded as goodwill.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The fair value of the net assets acquired is summarized as follows:

	2011 Actual	2010 Estimate
Cash	$14,971	$15,595
Restricted cash	450	469
Fixed maturity investments	13,480	13,999
Other assets	303	191
Goodwill	5,695	5,812
Assets acquired	34,899	36,066
Reserve for loss and loss adjustment expenses	4,739	3,192
Unearned premiums	5,454	5,665
Accrued expenses and other liabilities	3,074	4,935
Liabilities acquired	13,267	13,792
Total purchase price	$21,632	$22,274

In conjunction with the IIS Acquisition on November 30, 2010, Maiden Bermuda and GMAC International Insurance Company Ltd. (“GMAC International Insurance”) entered into a loss portfolio transfer and quota share reinsurance agreement under which Maiden Bermuda reinsured 100% of the existing contracts written by GMAC International Insurance in respect of the businesses acquired in the IIS Acquisition. As a result of the agreement, Maiden Bermuda assumed estimated liabilities of $122,574. The loss portfolio transfer and quota share reinsurance agreement required Maiden Bermuda to fund the existing funds withheld collateral arrangements of GMAC International Insurance and its cedants. The initial funds withheld collateral requirements were $140,520 and Maiden Bermuda transferred cash on closing in the amount of $26,204 in order to meet such collateral requirements.

The effect of the IIS Acquisition on premiums and losses for the year ended December 31, 2010 was as follows:

Results of operations:	For the Year Ended December 31, 2010
Net premium written – assumed	$29,620
Change in unearned premium – assumed	(24,247)
Net earned premium – assumed	5,373
Loss and loss adjustment expense	(4,217)

5. Investments

a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as at December 31, 2011 and 2010, are as follows:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

As at December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$44,175	$1,774	$—	$45,949
U.S. agency bonds – mortgage-backed	928,944	43,230	(75)	972,099
U.S. agency bonds – other	10,374	622	—	10,996
Non-U.S. government bonds	51,405	78	(285)	51,198
Other mortgage-backed securities	9,919	1	—	9,920
Corporate bonds	743,951	47,726	(30,244)	761,433
Municipal bonds	168,338	728	—	169,066
Total available-for-sale fixed maturities	1,957,106	94,159	(30,604)	2,020,661
Other investments	1,955	318	(81)	2,192
Total investments	$1,959,061	$94,477	$(30,685)	$2,022,853

As at December 31, 2010	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$92,043	$1,108	$(1,422)	$91,729
U.S. agency bonds – mortgage-backed	951,465	22,351	(4,348)	969,468
U.S. agency bonds – other	41,770	1,638	—	43,408
Non-U.S. government bonds	15,494	444	—	15,938
Corporate bonds	673,756	46,647	(11,410)	708,993
Municipal bonds	45,247	441	(791)	44,897
Total available-for-sale fixed maturities	1,819,775	72,629	(17,971)	1,874,433
Other investments	5,751	96	—	5,847
Total investments	$1,825,526	$72,725	$(17,971)	$1,880,280

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

As at December 31, 2011	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$54,544	$54,281	2.7%
Due after one year through five years	315,015	299,922	14.8%
Due after five years through ten years	469,574	502,833	24.9%
Due after ten years	179,110	181,606	9.0%
	1,018,243	1,038,642	51.4%
Mortgage-backed securities	938,863	982,019	48.6%
Total	$1,957,106	$2,020,661	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
As at December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$30,447	$(75)	$—	$—	$30,447	$(75)
Non – U.S. government bonds	42,552	(285)	—	—	42,552	(285)
Corporate bonds	228,444	(7,414)	125,089	(22,830)	353,533	(30,244)
	301,443	(7,774)	125,089	(22,830)	426,532	(30,604)
Other investments	1,214	(81)	—	—	1,214	(81)
Total temporarily impaired available-for-sale securities and other investments	$302,657	$(7,855)	$125,089	$(22,830)	$427,746	$(30,685)

As at December 31, 2011, there were approximately 62 securities in an unrealized loss position with a fair value of $427,746 and unrealized losses of $30,685. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $125,089 and unrealized losses of $22,830.

	Less than 12 Months		12 Months or More		Total
As at December 31, 2010	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. treasury bonds	$47,165	$(1,422)	$—	$—	$47,165	$(1,422)
U.S. agency bonds – mortgage-backed	315,370	(4,348)	—	—	315,370	(4,348)
U.S. agency bonds – other	86,976	(1,555)	166,062	(9,855)	253,038	(11,410)
Corporate bonds	27,315	(791)	—	—	27,315	(791)
Total temporarily impaired available-for-sale securities and other investments	$476,826	$(8,116)	$166,062	$(9,855)	$642,888	$(17,971)

As at December 31, 2010, there were approximately 32 securities in an unrealized loss position with a fair value of $642,888 and unrealized losses of $17,971. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $166,062 and unrealized losses of $9,855.

Other-than-temporary impairments (“OTTI”)

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As at December 31, 2011, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

During the years ended December 31, 2011, 2010 and 2009, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2011, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2011.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The following summarizes the credit ratings of our fixed maturities:

Rating* as at December 31, 2011	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$44,175	$45,949	2.3%
U.S. agency bonds	939,318	983,095	48.6%
AAA	160,319	161,945	8.0%
AA+, AA, AA-	150,961	153,303	7.6%
A+, A, A-	327,794	328,448	16.3%
BBB+, BBB, BBB-	316,150	330,156	16.3%
BB+ or lower	18,389	17,765	0.9%
Total	$1,957,106	$2,020,661	100.0%

Rating* as at December 31, 2010	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$92,043	$91,729	4.9%
U.S. agency bonds	993,235	1,012,876	54.0%
AAA	74,683	78,427	4.2%
AA+, AA, AA-	74,479	79,445	4.2%
A+, A, A-	325,252	329,100	17.6%
BBB+, BBB, BBB-	222,496	244,126	13.0%
BB+ or lower	37,587	38,730	2.1%
Total	$1,819,775	$1,874,433	100.0%

*Ratings as assigned by Standard & Poor’s (“S&P”)

b) Other Investments

The table below shows our portfolio of other investments:

As at December 31,	2011		2010
Hedge funds	$—	—%	$4,846	82.9%
Investment in limited partnerships	2,192	100.0%	1,001	17.1%
Total other investments	$2,192	100.0%	$5,847	100.0%

The Company has an unfunded commitment on its investment in limited partnerships of approximately $3,808 as at December 31, 2011.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

c) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2011	2010	2009
Fixed maturities	$72,050	$71,607	$51,025
Cash and cash equivalents	925	1,680	13,236
Funds withheld	4,235	407	—
Loan to related party	1,925	1,996	2,361
	79,135	75,690	66,622
Less:
Investment expenses	(3,488)	(2,992)	(2,685)
Interest expense on securities sold under agreements to repurchase	(756)	(1,047)	(980)
Total	$74,891	$71,651	$62,957

d) Realized and Unrealized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include any adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The Company maintained one open position in a U.S. Treasury Bond sold but not yet purchased valued at $55,830 which resulted in an unrealized loss of $3,532, which is recorded in net realized and unrealized gains on investment on the Company's Consolidated Statement of Income for the year ended December 31, 2011. This short position is recorded as a liability in Accrued expenses and other liabilities on the Company's Consolidated Balance Sheet as at December 31, 2011. The following provides an analysis of net realized and unrealized gains on investment:

For the Year Ended December 31, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$5,091	$(1,812)	$3,279
Trading securities and short sales	2,709	(1,902)	807
Other investments	43	(116)	(73)
Net realized gains	7,843	(3,830)	4,013
Unrealized losses on short sales	—	(3,532)	(3,532)
Net realized and unrealized gains on investment	$7,843	$(7,362)	$481

For the Year Ended December 31, 2010	Gross gains	Gross losses	Net
Available-for-sale securities	$10,372	$(1,976)	$8,396
Trading securities and short sales	6,372	(7,915)	(1,543)
Other investments	—	(249)	(249)
Net realized gains on investment	$16,744	$(10,140)	$6,604

For the Year Ended December 31, 2009	Gross gains	Gross losses	Net
Available-for-sale securities	$4,896	$(4,505)	$391
Other investments	—	(121)	(121)
Net realized gains on investment	$4,896	$(4,626)	$270

Proceeds from sales of fixed maturities classified as available-for-sale were $304,499, $331,593 and $200,493 for the years ended December 31, 2011, 2010 and 2009, respectively.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Net unrealized gains (losses) were as follows:

As at December 31,	2011	2010	2009
Available-for-sale securities	$63,555	$54,658	$38,310
Other investments	237	96	(135)
Total net unrealized gains	63,792	54,754	38,175
Deferred income tax expense	(55)	—	(5,428)
Net unrealized gains, net of deferred income tax	$63,737	$54,754	$32,747
Change in net unrealized gains, net of deferred income tax	$8,983	$22,007	$77,246

e) Restricted Cash and Investments

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

As at December 31,	2011	2010
Restricted cash – third party agreements	$67,627	$59,615
Restricted cash – related party agreements	46,729	29,743
Restricted cash – U.S. state regulatory authorities	539	398
Total restricted cash	114,895	89,756
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2011 – $950,103; 2010 – $1,024,895)	972,130	1,053,982
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2011 – $458,105; 2010 – $339,810)	485,468	361,424
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2011 – $12,862; 2010 – $13,198)	13,750	13,690
Total restricted investments	1,471,348	1,429,096
Total restricted cash and investments	$1,586,243	$1,518,852

f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company's liability for securities to be delivered is measured at their fair value and as at December 31, 2011 were $55,830 for a U.S. Treasury bond.  This amount is included in accrued expenses and other liabilities in the Consolidated Balance Sheets.  Collateral of an equivalent amount has been pledged to the clearing broker.

The Company also enters into repurchase agreements. The agreements are accounted for as collateralized borrowing transactions and are recorded at contract amounts. The Company receives cash or securities, that it invests or holds in short term or fixed income securities. During the year, the Company repaid the entire balance outstanding of $76,225. Interest expense associated with these repurchase agreements was $756 for the year ended December 31, 2011 (2010 - $1,047, 2009 - $980); out of which $0 was accrued as at December 31, 2011 (2010 - $702).

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as at December 31, 2011.

U.S. Government and U.S. Government agencies:  Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Non-U.S. government bonds:  Comprised of Non-U.S. government bonds issued by non-U.S. governments primarily Germany, Sweden and Netherlands. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price Non-U.S. government bonds are observable market inputs, the fair values of Non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Other mortgage-backed securities: Other mortgage-backed securities consist of a commercial mortgage-backed security (“CMBS”). This security is priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

Corporate bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher . These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR') yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Municipals:  Municipal securities comprise bonds and auction rate securities issued by U.S. domiciled state and municipality entities. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the consolidated balance sheet at cost which approximates their fair value.

Other investments:  The fair values of the investment in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy.

Reinsurance balance receivable:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value.

Senior notes: The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. At December 31, 2011, the fair value of the 8.25% senior notes was $104,888 based on its traded price and yield information obtained from a third party service provider.

Junior subordinated debt:  The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the debt. At December 31, 2011, the fair value of the debt was $173,621 based on the binomial lattice model, Black-Derman-Toy model.

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

At December 31, 2011 and 2010, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

As at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$45,949	$—	$—	$45,949
U.S. agency bonds – mortgage-backed	—	972,099	—	972,099
U.S. agency bonds – other	—	10,996	—	10,996
Non U.S. government bonds	—	51,198	—	51,198
Other mortgage-backed securities	—	9,920	—	9,920
Corporate bonds	—	761,433	—	761,433
Municipal bonds	—	169,066	—	169,066
Other investments	—	—	2,192	2,192
Total	$45,949	$1,974,712	$2,192	$2,022,853
As a percentage of total assets	1.4%	58.8%	0.1%	60.3%
Liabilities
Securities sold but not yet purchased	$—	$55,830	—	$55,830
As a percentage of total liabilities	—%	2.2%	—%	2.2%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

As at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$91,729	$—	$—	$91,729
U.S. agency bonds – mortgage-backed	—	969,468	—	969,468
U.S. agency bonds – other	—	43,408	—	43,408
Non U.S. government bonds	—	15,938	—	15,938
Corporate bonds	—	708,993	—	708,993
Municipal bonds	—	44,897	—	44,897
Other investments	—	—	5,847	5,847
Total	$91,729	$1,782,704	$5,847	$1,880,280
As a percentage of total assets	3.1%	59.7%	0.2%	63.0%
Liabilities
Securities sold under agreements to repurchase	$—	$76,225	$—	$76,225
As a percentage of total liabilities	—%	3.4%	—%	3.4%

The Company utilized a pricing service to estimate fair value measurements for approximately 99.4% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as level 2.

Other investments.  The Company has $2,192 or approximately 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed in Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
Other investments:	2011	2010
Balance at beginning of period	$5,847	$5,549
Net realized and unrealized gains – included in net income	—	—
Net realized and unrealized (losses) – included in net income	(73)	(249)
Change in net unrealized (gains) – included in other comprehensive income	—	—
Change in net unrealized losses – included in other comprehensive income	141	231
Purchases	1,173	5,175
Sales and redemptions	(4,896)	(4,859)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,192	$5,847
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

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

The following table shows an analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
Balance as at December 31, 2009	$52,617	$51,284	$103,901
Acquired during the year	5,812	—	5,812
Amortization	—	(5,808)	(5,808)
Impairment losses	—	—	—
Balance as at December 31, 2010	58,429	45,476	103,905
Adjustment during the year	(117)	—	(117)
Amortization	—	(5,033)	(5,033)
Impairment losses	—	—	—
Balance as at December 31, 2011	$58,312	$40,443	$98,755

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

As at December 31, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(18,684)	32,716	15 years double declining
Net balance	$117,439	$(18,684)	$98,755

As at December 31, 2010	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,429	$—	$58,429	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(13,651)	37,749	15 years double declining
Net balance	$117,556	$(13,651)	$103,905

The goodwill and intangible assets were recognized as a result of the IIS Acquisition (see note 4) and the acquisition of the reinsurance operations of GMAC Insurance (“GMACI”), including its book of assumed reinsurance business, GMAC RE Insurance Services LLC (renamed Maiden Re), GMAC Direct Insurance Company (renamed Maiden US) and Integon Specialty Insurance Company (renamed Maiden Specialty) (referred to as the “GMAC Acquisition”) on October 31, 2008. The goodwill and intangible assets are assigned to Diversified Reinsurance segment and are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2011, 2010 and 2009. However, during 2011 as a result of the adjusted price allocation relating to the IIS Acquisition, the amount of goodwill was reduced to $5,695 (2010 - $5,812). The estimated amortization of intangible assets for the next five years is:

2012	$4,362
2013	3,781
2014	3,276
2015	2,840
2016	2,461

8. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"), issued $107,500 principal amount of 8.25% Senior Notes (“Senior Notes”) due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date.  In order to ensure that issuance of the Senior Notes resulted in a long term favorable impact to Maiden's shareholders, the Company sought to repurchase a portion of the Trust Preferred Securities, described below, with the proceeds of the Senior Notes offering. Under the redemption notice provisions of the Trust Preferred Securities, the Company was required to give at least 30 days' notice in advance of the next interest payment (July 15, 2011) prior to redemption, or incur an additional quarter's interest payments.  Since the Senior Notes offering was initiated after the 30 day notice period on June 16, 2011, the Company offered to all holders an option to have a portion of their Trust Preferred Securities repurchased on a pro rata basis from the proceeds of the Senior Notes offering in exchange for a waiver of such notice provisions and an agreement to accept interest through July 15, 2011.  Certain of the Trust Preferred Securities holders accepted the offer by June 16, 2011.  All proceeds of the Senior Notes offering were used to repurchase the Trust Preferred Securities of the holders who accepted the offer.  The Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the Senior Notes were $104,689, after placement agent fees and expense or debt issuance cost of $2,811, and were used to repurchase $107,500 principal amount portion of the outstanding Junior Subordinated Debt. The issuance costs related to the Senior Notes were capitalized and will be amortized over the life of the notes. Amortization expense for the period from June 15, 2011 to December 31, 2011 was $49.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

The interest on the Senior Notes is payable each quarter beginning on September 15, 2011. Interest expense for the year ended December 31, 2011 was $4,607, of which $394 was accrued as of December 31, 2011.

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

Certain trusts established by Michael Karfunkel and George Karfunkel, two of the Company's Founding Shareholders, purchased an aggregate of 159,000 of the Units, or 61.12%. The remaining 101,000 Units were purchased by existing institutional shareholders of the Company.

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

Pursuant to separate Guarantee Agreements dated as at January 20, 2009 with Wilmington Trust Company, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities.

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

Using the proceeds from the Senior Notes offering and existing cash, the Company repurchased principal amount of $107,500 of the Junior Subordinated Debt on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred and paid a repurchase expense equivalent to one year's interest expense of $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to the repurchased Junior Subordinated Debt which amounted to $20,313.

As at December 31, 2011, the stated value of the Junior Subordinated Debt was $126,263 which comprises the principal amount of $152,500 and unamortized discount of $26,237. Amortization expense for the year ended December 31, 2011 was $46, (2010 - $66, 2009 - $53).  Interest expense for the year ended December 31, 2011 was $29,502 (2010 - $36,400, 2009 - $34,378), of which $4,448 was accrued as at December 31, 2011 (2010 - $7,583).

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

The effect of retrocessional activity on premiums written and earned and on net loss and loss adjustment expenses for the years ended December 31, 2011, 2010 and 2009 was as follows:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Premiums written
Direct	$114,036	$71,625	$21,655
Assumed	1,698,561	1,226,430	1,027,021
Ceded	(89,076)	(70,224)	(18,302)
Net	$1,723,521	$1,227,831	$1,030,374
Premiums earned
Direct	$112,308	$68,967	$4,118
Assumed	1,523,685	1,168,116	940,012
Ceded	(83,565)	(67,293)	(24,211)
Net	$1,552,428	$1,169,790	$919,919
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	$1,103,821	$788,815	$616,905
Loss and loss adjustment expenses recovered	(60,767)	(33,693)	(8,292)
Net	$1,043,054	$755,122	$608,613

The reinsurers with the three largest balances accounted for 31.1%, 26.2% and 12.6%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2011 (2010 – 29.0%, 17.3% and 9.5%, respectively). At December 31, 2011, $2,067 (2010 - $1,933) of the reinsurance recoverable on unpaid losses was due from Motors Insurance Corporation (“Motors”) and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools. At December 31, 2011 and 2010, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

10. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and loss adjustment expenses comprise the following:

As at December 31,	2011	2010
Reserve for reported loss and loss adjustment expenses	$820,795	$654,946
Reserve for losses incurred but not reported	577,643	571,827
Reserve for loss and loss adjustment expenses	$1,398,438	$1,226,773

The following table represents a reconciliation of our beginning and ending net losses and loss expense reserves:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,226,773	$1,002,676	$897,656
Less: Reinsurance recoverable on unpaid losses at beginning of period	6,656	8,340	—
Net loss and loss adjustment expense reserves at beginning of period	1,220,117	994,336	897,656
Net incurred losses related to:
Current year	1,028,855	787,967	620,046
Prior years	14,199	(32,845)	(11,433)
	1,043,054	755,122	608,613
Net paid losses related to:
Current year	456,149	365,343	209,123
Prior years	423,855	265,991	303,158
	880,004	631,334	512,281
Acquired loss and loss expense reserve	450	102,020	184
Effect of foreign exchange movement	(5,468)	(27)	164
Net loss and loss adjustment expense reserves at end of period	1,378,149	1,220,117	994,336
Reinsurance recoverable on unpaid losses at end of period	20,289	6,656	8,340
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,398,438	$1,226,773	$1,002,676

Management believes that its use of both historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company writes more business and develops more credible data, the Company expects to assign more weight to its own historical experience than to AmTrust’s historical experience and industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.

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

During 2011, the Company recorded estimated net adverse development on prior year loss reserves of $14,199 compared to net favorable development of $32,845 in the prior year. Included in the total is $28,898 (2010 – $25,332, 2009 - $10,676) of gains relating to the loss portfolio transfers acquired as part of the GMAC Acquisition and the IIS Acquisition. The total gain to date from the loss portfolio transfer reserves is $68,882 (2010 - $43,811) of which $2,570 remains as at December 31, 2011 (2010 - $6,172). The gain is being amortized into income in proportion to the actual paydown of the reserves acquired.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves first reported in previous calendar years. The development reflects changes in the actuarial assessments of the ultimate losses under the relevant reinsurance policies.

11. Related Party Transactions

AmTrust

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

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), to enter into a quota share reinsurance agreement (the “Master Agreement”) by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries' unearned premiums, effective as at July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries' net retention exceeds $5,000 (“Covered Business”). AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums. The Master Agreement had an initial term of three years, which was extended for three years through June 30, 2013 (and extended again through 2014 - see below), and will automatically renew for successive three year terms thereafter, unless either AII or Maiden Bermuda notifies the other of its election not to renew not less than nine months prior to the end of any such three year term. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust's acquisition of Unitrin Business Insurance (“UBI”). Under the amendment, AmTrust's subsidiaries ceded, upon collection, to Maiden Bermuda 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust cedes to Maiden Bermuda 40% of net premium written, effective as of June 1, 2008. Maiden Bermuda will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Master Agreement shall not be applicable to Retail Commercial Package Business.

On February 9, 2009, Maiden Bermuda and AII amended the Master Agreement to clarify that (i) AII would offer Maiden Bermuda the opportunity to reinsure Excess Retention Business, which is defined as a policy issued by an AmTrust insurance subsidiary with respect to which the insurance subsidiary's retention is greater than $5,000 and (ii) the deduction for the cost of inuring reinsurance from Affiliate Subject Premium (as defined in the Reinsurance Agreement) retroceded to Maiden Bermuda is net of ceding commission.

Effective April 1, 2011, Maiden Bermuda and AII amended the Master Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December 31, 2011. Thereafter the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements and the Reinsurance Agreement was extended by one year through June 30, 2014, and shall automatically renew for successive three-year periods thereafter. If AII or Maiden Bermuda elects to so terminate this Master Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period.

Maiden Bermuda recorded approximately $150,140, $139,092 and $110,838 of ceding commission expense for the years ended December 31, 2011, 2010 and 2009, respectively, as a result of this transaction.

AmTrust European Hospital Liability Quota Share Agreement (“European Hospital Liability Quota Share”)

Effective April 1, 2011, the Company, through Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited, both wholly owned subsidiaries of AmTrust.  Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011.  The contract also covers policies written or

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011.  The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow the reinsured a profit share on original net premiums ceded under the contract.  The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  For the year ended December 31, 2011, the Company recorded approximately $3,405 of commission expense as a result of this transaction.

Other Reinsurance Agreements

Effective January 1, 2008, Maiden Bermuda and AmTrust entered into an agreement to reinsure a 45% participation in the $9,000 in excess of $1,000 layer of AmTrust's workers' compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1,000 up to $10,000, subject to an annual aggregate deductible of $1,250. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier.  This coverage expired on January 1, 2010; as a result, under the Master Agreement, Maiden Bermuda therefore now reinsures 40% of the subject workers' compensation business up to $10,000, subject to certain additional inuring reinsurance protection that AmTrust has purchased.

As at January 1, 2008, Maiden Bermuda had a 50% participation in a $4,000 in excess of $1,000 specialty transportation program written by AmTrust. Starting January 1, 2009, Maiden Bermuda had a 30% participation in a $4,000 in excess of $1,000 specialty transportation program written by AmTrust. This program provides primarily commercial auto coverage and, to a lesser extent, general liability coverage to private non-emergency para-transit and school bus service operators. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. Several other broker market reinsurers hold the other 50% and 70% participation for 2008 and 2009 policies, respectively. The agreement was not renewed as at January 1, 2010.

Effective September 1, 2010, the Company through its indirect wholly owned subsidiary, Maiden Specialty, entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. (“Technology”), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program (“OPL”) and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program (“NAXS”). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. Maiden Specialty recorded approximately $10,276 of premiums earned ceded and $3,155 ceding commission for the year ended December 31, 2011 (2010 - $88 and $26, respectively).

Effective September 1, 2010, the Company, through its indirect wholly owned subsidiary, Maiden US, entered into a reinsurance agreement with Security National Insurance Company (“SNIC”), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year. Under this agreement, Maiden US recorded approximately $7 of premiums earned and $0.1 commission expense for the year ended December 31, 2011 (2010 - $1 and $0.2, respectively).

Collateral provided to AmTrust

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts (“Trust Accounts”) for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Master Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII, for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda, for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf (a “Letter of Credit”), or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Master Agreement with AII. If collateral is required to be provided to any AmTrust subsidiary under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless the AmTrust subsidiary is domiciled in the United States.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Maiden Bermuda satisfied its collateral requirements under the Master Agreement with AII as follows:

•by lending funds in the amount of $167,975 as at December 31, 2011 and 2010 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month London Interbank Offered Rate (“LIBOR”) plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AIIM and its share of fees owed to the trustee of the Trust Accounts. The amount of accrued interest relating to the loan was $0 and $496 as at December 31, 2011 and 2010, respectively; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at December 31, 2011 was approximately $461,216 (2010 - $358,621) and the accrued interest was $4,131 (2010 - $3,684). (See Note 5(e)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. (“AIIB”), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Master Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed from AII. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Maiden Bermuda recorded approximately $6,977, $5,564 and $4,399 of reinsurance brokerage expense for the years ended December 31, 2011, 2010 and 2009, respectively, and deferred reinsurance brokerage of $4,891 and $3,552 as at December 31, 2011 and 2010, respectively, as a result of this agreement.

Effective April 1, 2008, the Company entered into brokerage services agreements with IGI Intermediaries Limited and IGI Inc. (collectively “IGI”), both subsidiaries of AmTrust. Pursuant to the brokerage services agreements, IGI provides marketing services to us which includes providing marketing material to potential policyholders, providing us with market information on new trends and business opportunities and referring new brokers and potential policyholders to us. A fee equal to IGI's costs in providing such services plus 8% is payable in consideration of IGI's marketing services. Maiden Bermuda recorded approximately $0, $88 and $199 as expense, which is included in commission and other acquisition expenses, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company paid brokerage fees to AmTrust's subsidiary, AmTrust North America, of $111, $83 and $66 for the years ended December 31, 2011, 2010 and 2009, respectively, for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The Company recorded approximately $3,158, $2,643 and $2,480 of investment management fees for the years ended December 31, 2011, 2010 and 2009, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. (“AUI”), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the year ended December 31, 2011, the Company recorded an expense of $96 for the use of the aircraft.

ACAC

The following describes transactions between the Company and American Capital Acquisition Corporation (“ACAC”):

On March 1, 2010, Maiden Bermuda entered into a three year 25% quota share reinsurance agreement with ACAC. ACAC is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Annuity Trust”), which is controlled by Michael Karfunkel (“Karfunkel”), Karfunkel individually, and AmTrust.  ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors (collectively, “GMAC”), GMAC's personal lines automobile business. Karfunkel is a Founding Shareholder of the Company. In addition, Karfunkel is the Chairman of the Board of Directors of ACAC.

ACAC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, American Capital Partners Re, Ltd., a Bermuda reinsurer which is a wholly owned indirect subsidiary of the Annuity Trust, and AmTrust, as reinsurers. Maiden Bermuda has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda's participation in the ACAC Quota Share may be terminated by ACAC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. Maiden Bermuda may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, cease writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda's consent or fails to remit premium as required by the terms of the ACAC Quota Share. The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.

The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.

Maiden Bermuda recorded approximately $74,983 of ceding commission expense for the year ended December 31, 2011 (2010- $37,654) as a result of this transaction.

Other

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company (“New South”), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. Maiden Specialty recorded approximately $(0.6) and $0.2 of ceded premium and ceding commissions, respectively, for the year ended December 31, 2011 (December 31, 2010, - $398 and $61, respectively).

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes due on

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities.  The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  American Capital Partners Re, Ltd., an entity owned by the Annuity Trust controlled by Michael Karfunkel accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011.  George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500, of the principal amount of the Senior Notes.  The Company's Audit Committee reviewed and approved ACAC's, AII's, and George Karfunkel's participation in the Senior Notes offering.

Warrant Exchange

Please see Note 14 to the Consolidated Financial Statements.

12. Commitments and Contingencies

a) Concentrations of Credit Risk

As at December 31, 2011 and 2010, the Company’s assets primarily consisted of investments, cash, loan to related party and reinsurance balances receivable.

The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit.

The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable, within which the largest balances are due from AmTrust, ACAC and Motors. To mitigate credit risk we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable, the Company believes these balances will be fully collectible.

b) Concentrations of Revenue

During 2011, our gross premium written for AmTrust and ACAC accounted for 51.0% ( 2010 – 51.9%, AmTrust and Motors – 2009 – 96.1%) of our total gross premium written. AmTrust accounted for $669,283 or 36.9% (2010 – $468,043 or 36.1%, 2009 – $372,358 or 35.5%) and ACAC accounted for $256,201 or 14.1% ( 2010 – $205,739 or 15.8%, Motors – 2009 – $635,143 or 60.6%).

c) Brokers

We produce our reinsurance business for our Diversified Reinsurance segment primarily through brokers. During 2011, three brokers accounted for 59.7% (2010 – 56.3%, 2009 – 81.4%) of our total gross premiums written through brokers for the Diversified Reinsurance segment. Marsh & McLennan Inc.(including Guy Carpenter) accounted for 27.4% (2010 – 31.0%, 2009 – 42.2%), Aon Benfield Group, Ltd. for 18.1% (2010 – 16.9%, 2009 – 30.8%) and Beach & Associates, Ltd. for 14.2% (2010 – 8.4%, Risk Insurance Consulting Services LLC – 2009 – 8.4%).

d) Letters of Credit

As at December 31, 2011 and 2010, we had letters of credit outstanding of $97,486 and $23,978, respectively. The letters of credit are secured by cash and marketable investments of $109,337 (2010 - $23,996).

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space and apartments under operating leases expiring in various years through 2015. Total rent expense for the years ended December 31, 2011, 2010 and 2009 was $2,283, $1,969 and $1,723, respectively. Future minimum lease payments as at December 31, 2011 under non-cancellable operating leases for the next five years are approximately as follows:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

As at December 31, 2011
2012	$1,727
2013	1,390
2014	1,328
2015	868
2016	466
$5,779

g) Unfunded Commitments

The Company has an unfunded commitment on its investment in limited partnerships of approximately $3,808 as at December 31, 2011.

h) Loans and Other Collateral

Please see Note 11 for the discussion related to loan provided to AmTrust.

i) Deposit Insurance

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

j) Legal Proceedings

Except as noted below, the Company is not a party to any material legal proceedings. From time to time, the Company is subject to routine legal proceedings, including arbitrations, arising in the ordinary course of business. These legal proceedings generally relate to claims asserted by or against the Company in the ordinary course of insurance or reinsurance operations. Based on the Company's opinion, the eventual outcome of these legal proceedings is not expected to have a material adverse effect on its financial condition or results of operations.

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred.The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor.  The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.  On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011.

k) Dividends for Common Shares

On November 2, 2011, the Company’s Board of Directors approved a quarterly cash dividend of $0.08 per common share. This dividend was paid on January 17, 2012 to shareholders of record on January 2, 2012.

13. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per share:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Net income attributable to Maiden shareholders	$28,524	$69,866	$61,058
Weighted average number of common shares outstanding – basic	72,155,503	70,799,966	69,646,804
Potentially dilutive securities:
Warrants	—	—	—
Share options	748,185	572,722	413,393
Weighted average number of common shares outstanding – diluted	72,903,688	71,372,688	70,060,197
Basic earnings per share attributable to Maiden shareholders:	$0.40	$0.99	$0.88
Diluted earnings per share attributable to Maiden shareholders:	$0.39	$0.98	$0.87

As at December 31, 2011, 0 warrants (2010 – 0; 2009 – 4,050,000) and 2,137,836 share options (2010 – 1,820,626; 2009 – 707,735) were excluded from diluted earnings per share as they were anti-dilutive.

14. Shareholders’ Equity

The following table shows the summary of changes in common shares issued and outstanding:

	For the Year Ended December 31,
	2011	2010	2009
Issued and outstanding shares – January 1	72,107,100	70,291,289	58,587,664
Issuance of shares	—	—	11,700,000
Shares repurchased	—	—	—
Exercise of options	114,328	15,811	3,625
Exchange of warrants	—	1,800,000	—
Issued and outstanding shares – December 31	72,221,428	72,107,100	70,291,289

(a) Authorized and Issued — The Company’s authorized share capital is 150,000,000 common shares with a par value of $0.01 per share, of which there are 72,221,428 common shares issued and outstanding. A total of 7,800,000 shares were issued to the Founding Shareholders in consideration of their investment of $50,000 in the Company and a further 51,750,000 common shares were sold by the Company in a private placement which raised approximately $479,929 in net proceeds in July 2007. On January 20, 2009, the Company issued an additional 11,700,000 common shares as a result of another private placement which was discussed in more detail under Note 8. A further 114,328, 15,811 and 3,625 shares were issued in 2011, 2010 and 2009, respectively, relating to the exercise of share options. The holders of our common shares are entitled to receive dividends and are allocated one vote per share, subject to downward adjustment under certain circumstances. See below for the discussion relating to the exchange of warrants in 2010.

(b) Warrants — In connection with the formation by our Founding Shareholders, the Company issued to the Founding Shareholders 10-year warrants to purchase up to 4,050,000 common shares of the Company at $10 per share. The warrants were effective as at June 14, 2007 and were to expire on June 14, 2017. The warrants were initially measured at an aggregate fair value of $19,521 which was recorded as an addition to additional paid-in-capital with an offsetting charge to additional paid-in-capital as well. The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, 34.53%, was derived from the historical volatility of the share price of a range of publicly-traded companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s shares. The other assumptions in the option pricing model were as follows: risk free interest rate of 5.16%, expected life of 10 years and a dividend yield of 1%.

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

(c) Treasury Shares — On October 14, 2008, a hedge fund that the Company had invested in decided to close and liquidate its investments and return cash to shareholders in stages over an 18 month period. This hedge fund was also a shareholder in the Company. Maiden agreed to receive its shares from the hedge fund, in lieu of the cash that the Company would have received upon the redemption of 90% of its investment in the fund. As a result of this transaction the Company received 962,336 shares at the valuation price of $3.95 per share. The Company holds these shares as Treasury Shares.

15. Share Compensation and Pension Plans

The Company’s 2007 Share Incentive Plan (the “Plan”), as amended, provides for grants of options, restricted shares and restricted share units. The total number of shares currently reserved for issuance under the Plan is 10,000,000 common shares. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as at the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of approximately $1,307, $1,015 and $627 for the years ended December 31, 2011, 2010 and 2009, respectively.

The key assumptions used in determining the fair value of options granted in 2011, 2010 and 2009 and a summary of the methodology applied to develop each assumption were as follows:

	2011	2010	2009
Assumptions:
Volatility	45.55 – 47.60%	29.50 – 46.00%	29.80 – 46.00%
Risk-free interest rate	1.29 – 1.62%	1.62 – 3.21%	2.36 – 3.30%
Weighted average expected lives in years	6.1 years	5.5 – 6.1 years	5.0 – 6.1 years
Forfeiture rate	0%	0%	0%
Dividend yield rate	3.04 – 3.27%	1.00 – 3.57%	1.00 – 5.39%
Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. It was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares only began trading in May 2008, thus, it does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, the Company blended its historical volatility with the historical volatilities of a set of comparable companies in the industry in which the Company operates.

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

Dividend Yield — This is calculated by dividing the expected annual dividend by the stock price of the Company at the valuation date. An increase in the dividend yield will decrease compensation expense.

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2011, 2010 and 2009:

	Number of Share Options	Weighted Average Exercise Price	Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2008	1,519,834	$10.00		9.44 years	—	$3.28 – 10.00
Granted	735,333	$5.83	$1.60	9.51 years		$4.45 – 7.27
Exercised	(3,625)	$3.28			$16
Forfeited	(215,000)	$7.97
Outstanding, December 31, 2009	2,036,542	$5.79		8.86 years	$1,548	$3.28 – 10.00
Granted	931,333	$7.57	$2.45	9.60 years		$6.94 – 7.99
Exercised	(15,811)	$3.28			$68
Expired	(688)	$3.28
Forfeited	(10,500)	$3.28
Outstanding, December 31, 2010	2,940,876	$6.41		8.40 years	$5,286	$3.28 – 10.00
Granted	133,500	$8.57	$2.89	9.77 years		$7.63 – 9.40
Exercised	(114,328)	$3.69			$587
Expired	(375)	$7.65
Forfeited	(43,530)	$7.19
Outstanding, December 31, 2011	2,916,143	$6.61		7.55 years	$6,866	$3.28 – 10.00

Total options exercisable at December 31, 2011	1,716,463	$6.48		7.04 years	$4,480	$3.28 – 10.00

The weighted average grant date fair value was $2.01, $1.91 and $1.66 for all options outstanding at December 31, 2011, 2010 and 2009, respectively. There was approximately $2,397 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as at December 31, 2011 which will be recognized during the next 2.2 years. Cash in the amount of $422 was received from employees as a result of employee stock option exercises during the year ended December 31, 2011 (2010 – $52; 2009 – $12). The Company issues new shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Performance-Based Restricted Share Units (PB-RSUs)

The Compensation Committee of the Board of Directors approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to executive officers and senior Company employees. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Compensation Committee of the Company. The first performance cycle is for two years, 2011-2012, and subsequent performance cycles will be for three years. For the year ended December 31, 2011, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target level.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary for each subsidiary.

The Company’s expenses for its defined contribution plans were $2,813, $2,326 and $1,795 for the years ended December 31, 2011, 2010 and 2009, respectively.

16. Taxation

Under current Bermuda law, Maiden Holdings and Maiden Bermuda, have received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. Maiden Holdings and Maiden Bermuda believe that they operate in a manner such that they will not be considered to be engaged in a trade or business in the United States. Accordingly, Maiden Holdings and Maiden Bermuda have not recorded any provision for U.S. taxation.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries are currently under examination for tax year 2009. Tax years 2008 and 2010-2011 are not under examination but remain subject to examination in the U.S.

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

There were no unrecognized tax benefits at December 31, 2011, 2010 and 2009.

Income tax expense for the years ended December 31, 2011, 2010 and 2009 and net deferred tax liabilities for the years ended December 31, 2011 and 2010 were as follows:

	For the Year Ended December 31,
	2011	2010	2009
Current tax expense – U.S.	$79	$130	$—
Current tax expense – Other jurisdictions	553	30	—
Total current tax expense	632	160	—
Deferred tax expense – U.S.	1,161	1,170	1,344
Deferred tax expense – Other jurisdictions	134	—	—
Total deferred tax expense	1,295	1,170	1,344
Total income tax expense	$1,927	$1,330	$1,344

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2011, 2010 and 2009 to the amount computed by applying the effective tax rate of 0% under Bermuda law to income before taxes:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	For the Year Ended December 31,
	2011	2010	2009
Income before income taxes	$30,454	$71,192	$62,402
Income tax expense	1,927	1,330	1,344
Net income	$28,527	$69,862	$61,058
Reconciliation of effective tax rate (% of income before taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	(67.2)%	(18.8)%	(12.4)%
Valuation allowance in respect of U.S. taxes	71.3%	20.6%	14.6%
Other jurisdictions	2.2%	0.1%	—%
Actual tax rate	6.3%	1.9%	2.2%

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities as at December 31, 2011 and 2010 were as follows:

As at December 31,	2011	2010
Deferred tax assets:
Net operating losses	$38,279	$15,690
Unearned premiums	5,595	4,705
Discounting of net loss and loss adjustment expense reserves	5,212	4,634
Accruals not currently deductible	1,647	1,605
Amortization of intangibles	2,680	2,137
Others	343	1,037
Deferred tax assets before valuation allowance	53,756	29,808
Valuation allowance	36,208	12,949
Deferred tax assets, net	17,548	16,859
Deferred tax liabilities:
Deferred commission and other acquisition costs	7,829	5,420
Indefinite lived intangible	2,870	2,870
Amortization of goodwill	3,676	2,515
Net unrealized gains on investments	9,111	9,664
Market discount on bonds	497	874
Others	24	728
Deferred tax liabilities	24,007	22,071
Net deferred tax liability	$6,459	$5,212

The net deferred liability at December 31, 2011 is $6,459. A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2011, the Company recorded an increase in the valuation allowance of $23,259 (2010 - $5,213) which was recorded in the consolidated statements of income and none was recorded as a component of other comprehensive income in shareholders’ equity.

At December 31, 2011, the Company has available U.S. net operating loss carry-forward of approximately $109,369 for income tax purposes which will expire beginning in 2029.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Statutory Financial Information

Under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”), Maiden Bermuda is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Bermuda to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Bermuda at December 31, 2011 was approximately $693,435 (2010 – $670,060) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $226,468 (2010 – $164,593) at December 31, 2011. Maiden Bermuda was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period. In addition, Maiden Bermuda is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). Maiden Bermuda is also restricted to pay dividends that would result in Maiden Bermuda failing to comply with the enhanced capital requirement ("ECR") as calculated based on the Bermuda Solvency Requirement ("BSCR"). Maiden Bermuda is currently completing its BSCR as at December 31, 2011 and it is anticipated Maiden Bermuda will be allowed to pay dividends or distributions not exceeding $3,843.

Maiden Bermuda is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Bermuda is currently completing its BSCR as at December 31, 2011 and believes that it exceeds the ECR level of required capital.

For Bermuda registered insurance companies, there are some differences between financial statements prepared in accordance with U.S. GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and so deferred commission and other acquisition expenses have been fully expensed and prepaid expenses and fixed assets removed from the statutory balance sheet.

The Company’s insurance subsidiaries in United States, Maiden US and Maiden Specialty, file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition expenses incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that qualify as available-for-sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the US companies’ state of domicile, Missouri and North Carolina, to the greater of 10% of statutory policyholders’ surplus as at the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Accordingly, the maximum dividend payments that can be made in the next year without prior approval by the Missouri Department of Insurance and North Carolina Department of Insurance is $0 and $3,628, respectively.

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen (“Swedish FSA”). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,536 at December 31, 2011 (2010 - $4,953). This requirement was met by Maiden LF throughout the period. The statutory assets were approximately $31,761 (2010 - $47,334). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to the Company. As of December 31, 2011, Maiden LF is allowed to pay dividends or distributions not exceeding the capital surplus of $1,385.

The Statutory and GAAP equity and net income of the Company's insurance and reinsurance subsidiaries were as follows:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

	Maiden Bermuda	Maiden US	Maiden Specialty	Maiden LF
Statutory Capital and Surplus
As at December 31, 2011	$693,435	$268,055	$36,280	$7,866
As at December 31, 2010	670,060	262,724	30,693	7,755

Statutory Net Income (Loss)
For the Year Ended December 31, 2011	$30,070	$(1,684)	$119	$753
For the Year Ended December 31, 2010	89,562	1,268	1,675	486
For the Year Ended December 31, 2009	43,937	(7,826)	1,680	—

18. Subsequent Events

On February 22, 2012, the Company’s Board of Directors approved a quarterly cash dividend of $0.08 per common share. This dividend is payable on April 16, 2012 to shareholders of record on April 2, 2012.

19. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

	2011 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$370,378	$390,371	$440,656	$439,035
Net income (loss)	19,345	(24,372)	16,002	17,552
Net income (loss) attributable to Maiden shareholders	19,342	(24,366)	16,004	17,544
Comprehensive income (loss) - attributable to Maiden shareholders	24,212	(5,722)	12,918	6,841
Basic earnings (loss) per common share attributable to Maiden shareholders	0.27	(0.34)	0.22	0.25
Diluted earnings (loss) per common share attributable to Maiden shareholders	0.27	(0.34)	0.22	0.24

	2010 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$281,822	$303,194	$328,720	$334,309
Net income	13,569	18,637	18,526	19,130
Net income attributable to Maiden shareholders	13,569	18,637	18,526	19,134
Comprehensive income (loss) - attributable to Maiden shareholders	37,781	19,167	37,975	(3,470)
Basic earnings per common share attributable to Maiden shareholders	0.19	0.27	0.26	0.27
Diluted earnings per common share attributable to Maiden shareholders	0.19	0.26	0.26	0.27

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

As at December 31, 2011	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed Maturities:
Bonds:
U.S. government and government agencies	$983,493	$1,029,044	$1,029,044
Non-U.S. government bonds	51,405	51,198	51,198
Other mortgage-backed securities	9,919	9,920	9,920
All other corporate	743,951	761,433	761,433
Municipal bonds	168,338	169,066	169,066
Total fixed maturities	1,957,106	2,020,661	2,020,661
Other investments	1,955	2,192	2,192
Total investments	$1,959,061	$2,022,853	$2,022,853

* Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As at December 31, 2011 and 2010
(In thousands of U.S. dollars, except share and per share data)

	2011	2010
Assets:
Cash and cash equivalents	$550	$797
Investment in subsidiaries	983,816	935,145
Balances due from subsidiaries	137,733	101,350
Other assets	233	463
Total assets	$1,122,332	$1,037,755
Liabilities:
Accrued expenses and other liabilities	$8,495	$6,019
Balances due to subsidiaries	345,195	281,562
Total liabilities	353,690	287,581
Shareholders’ equity
Common shares ($0.01 par value;73,183,764 and 73,069,436 shares issued in 2011 and 2010, respectively;72,221,428 and 72,107,100 shares outstanding in 2011 and 2010, respectively)	732	731
Additional paid-in capital	579,004	577,135
Accumulated other comprehensive income	64,059	54,334
Retained earnings	128,648	121,775
Treasury shares, at cost (2011 and 2010: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	768,642	750,174
Total liabilities and shareholders’ equity	$1,122,332	$1,037,755

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2011	2010	2009
Revenues:
Net investment (loss) income	$408	$(118)	$265
	408	(118)	265
Expenses:
General and administrative expenses	10,806	7,076	4,809
Foreign exchange losses	31	—	—
	10,837	7,076	4,809
Loss before equity in earnings of consolidated subsidiaries	(10,429)	(7,194)	(4,544)
Equity in earnings of consolidated subsidiaries	38,953	77,060	65,602
Net income	$28,524	$69,866	$61,058

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands of U.S. dollars)

	2011	2010	2009
Cash flows provided by operating activities:
Net income	$28,524	$69,866	$61,058
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(38,953)	(77,060)	(65,602)
Foreign exchange loss	31	—	—
Non-cash share compensation expense	1,307	1,015	627
Balance due from subsidiaries	(36,414)	(4,209)	(97,039)
Other assets	230	(57)	(189)
Accounts payable and accrued liabilities	1,746	387	(881)
Balances due to subsidiaries	63,633	36,485	134,084
Net cash provided by operating activities	20,104	26,427	32,058
Cash flows used in investing activities:
Investment in subsidiaries	148	(7,476)	(20,073)
Net cash provided by (used in) investing activities	148	(7,476)	(20,073)
Cash flows used in financing activities:
Dividends paid	(20,921)	(18,394)	(16,167)
Issuance of common shares	422	52	129
Net cash used in financing activities	(20,499)	(18,342)	(16,038)
Net (decrease) increase in cash and cash equivalents	(247)	609	(4,053)
Cash and cash equivalents, beginning of year	797	188	4,241
Cash and cash equivalents, end of year	$550	$797	$188

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	As at December 31, 2011			For the Year Ended December 31, 2011
	Deferred commission and other acquisition costs	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and administrative expenses	Net premiums written
Diversified Reinsurance	$98,712	$1,011,431	$348,131	$748,387	$—	$502,375	$200,239	$36,374	$798,037
AmTrust Quota Share Reinsurance	120,369	327,101	391,275	558,197	—	380,263	160,522	2,283	669,283
ACAC Quota Share	29,355	59,906	92,641	245,844	—	160,416	78,051	1,635	256,201
Corporate	—	—	—	—	74,891	—	—	13,600	—
Total	$248,436	$1,398,438	$832,047	$1,552,428	$74,891	$1,043,054	$438,812	$53,892	$1,723,521

	As at December 31, 2010			For the Year Ended December 31, 2010
	Deferred commission and other acquisition costs	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and administrative expenses	Net premiums written
Diversified Reinsurance	$85,252	$971,317	$291,148	$601,254	$—	$394,604	$152,698	$26,123	$554,049
AmTrust Quota Share Reinsurance	92,155	222,812	284,124	445,081	—	280,890	144,655	1,500	468,043
ACAC Quota Share	26,224	32,644	82,284	123,455	—	79,628	39,344	243	205,739
Corporate	—	—	—	—	71,651	—	—	14,314	—
Total	$203,631	$1,226,773	$657,556	$1,169,790	$71,651	$755,122	$336,697	$42,180	$1,227,831

	As at December 31, 2009			For the Year Ended December 31, 2009
	Deferred commission and other acquisition costs	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and administrative expenses	Net premiums written
Diversified Reinsurance	$88,224	$837,291	$322,316	$567,998	$—	$393,760	$126,193	$19,211	$658,016
AmTrust Quota Share Reinsurance	84,759	165,385	261,162	351,921	—	214,853	115,236	2,515	372,358
Corporate	—	—	—	—	62,957	—	—	10,409	—
Total	$172,983	$1,002,676	$583,478	$919,919	$62,957	$608,613	$241,429	$32,135	$1,030,374

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2011 Premiums – General Insurance	$114,036	$89,076	$1,698,561	$1,723,521	98.6%
2010 Premiums – General Insurance	71,625	70,224	1,226,430	1,227,831	99.9%
2009 Premiums – General Insurance	21,655	18,302	1,027,021	1,030,374	99.7%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and loss adjustment expenses		Paid loss and loss adjustment expenses
For the Year Ended December 31,	Current Year	Prior Year
2011	$1,028,855	$14,199	$880,004
2010	787,967	(32,845)	631,334
2009	620,046	(11,433)	512,281