Form 10-Q
period 2012-03-31
Maiden Holdings, Ltd.
filed 2012-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-34042

MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0570192 (IRS Employer Identification No.)

131 Front Street, Hamilton, Bermuda (Address of principal executive offices)	HM12 (Zip Code)

(441) 298-4900
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No   ¬

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ¬	Accelerated filer ☒

Non-accelerated filer ¬ (Do not check if a smaller reporting company)	Smaller reporting company ¬

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ¬ No ☒

As of May 2, 2012, the Registrant had one class of Common Stock ($.01 par value), of which 72,256,816 shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2012: $2,106,626; 2011: $1,957,106)	$2,199,470	$2,020,661
Other investments, at fair value (Cost 2012: $2,181; 2011: $1,955)	2,430	2,192
Total investments	2,201,900	2,022,853
Cash and cash equivalents	183,846	188,082
Restricted cash and cash equivalents	89,979	114,895
Accrued investment income	14,901	13,215
Reinsurance balances receivable, net (includes $256,869 and $178,745 from related parties in 2012 and 2011, respectively)	508,633	382,670
Funds withheld	44,817	42,605
Prepaid reinsurance premiums (includes $5,456 and $7,265 from related parties in 2012 and 2011, respectively)	35,886	35,381
Reinsurance recoverable on unpaid losses (includes $7,712 and $7,207 from related parties in 2012 and 2011, respectively)	25,901	20,289
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $163,311 and $147,743 from related parties in 2012 and 2011, respectively)	277,547	248,436
Goodwill and intangible assets, net	97,665	98,755
Other assets	19,368	19,270
Total assets	$3,668,418	$3,354,426
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $444,866 and $396,198 from related parties in 2012 and 2011, respectively)	$1,460,618	$1,398,438
Unearned premiums (includes $553,613 and $483,935 from related parties in 2012 and 2011, respectively)	994,728	832,047
Accrued expenses and other liabilities	68,511	121,198
Senior notes	207,500	107,500
Junior subordinated debt	126,276	126,263
Total liabilities	2,857,633	2,585,446
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 73,219,148 and 73,183,764 shares issued in 2012 and 2011, respectively; 72,256,812 and 72,221,428 shares outstanding in 2012 and 2011, respectively)	732	732
Additional paid-in capital	579,413	579,004
Accumulated other comprehensive income	90,849	64,059
Retained earnings	143,245	128,648
Treasury shares, at cost (2012 and 2011: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	810,438	768,642
Noncontrolling interest in subsidiaries	347	338
Total equity	810,785	768,980
Total liabilities and equity	$3,668,418	$3,354,426
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Gross premiums written	$613,212	$470,777
Net premiums written	$590,833	$449,500
Change in unearned premiums	(152,337)	(102,965)
Net premiums earned	438,496	346,535
Other insurance revenue	4,754	4,655
Net investment income	18,437	19,141
Net realized and unrealized gains on investment	1,365	47
Total revenues	463,052	370,378
Expenses:
Net loss and loss adjustment expenses	287,917	221,182
Commission and other acquisition expenses	132,258	107,072
General and administrative expenses	13,831	12,293
Interest and amortization expenses	7,678	9,118
Amortization of intangible assets	1,090	1,258
Foreign exchange gains	(979)	(1,062)
Total expenses	441,795	349,861
Income before income taxes	21,257	20,517
Income taxes:
Current tax expense	638	885
Deferred tax expense	241	287
Income tax expense	879	1,172
Net income	20,378	19,345
Less: Income attributable to noncontrolling interest	(1)	(3)
Net income attributable to Maiden shareholders	$20,377	$19,342
Basic earnings per share attributable to Maiden shareholders	$0.28	$0.27
Diluted earnings per share attributable to Maiden shareholders	$0.28	$0.27
Dividends declared per common share	$0.08	$0.07

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Comprehensive income:
Net income	$20,378	$19,345
Other comprehensive income
Unrealized holdings net gains arising during the period	29,309	3,546
Adjustment for reclassification of net realized gains recognized in net income	(10)	(47)
Foreign currency translation adjustment	(2,501)	1,387
Other comprehensive income	26,798	4,886
Comprehensive income	47,176	24,231
Net income attributable to noncontrolling interest	(1)	(3)
Other comprehensive income attributable to noncontrolling interest	(8)	(16)
Comprehensive income attributable to noncontrolling interest	(9)	(19)
Comprehensive income attributable to Maiden shareholders	$47,167	$24,212

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of U.S. dollars)
(Unaudited)

		Maiden Shareholders’ Equity
For the Three Months Ended March 31, 2012	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$768,980	$128,648	$(3,801)	$64,059	$732	$579,004	$338
Exercise of options and issuance of shares	124				—	124	—
Net income	20,378	20,377					1
Change in unrealized gains on investments, net	29,299			29,299			—
Foreign currency translation adjustments	(2,501)			(2,509)			8
Share-based compensation expense	285					285	—
Dividends on common shares	(5,780)	(5,780)					—
Ending balance	$810,785	$143,245	$(3,801)	$90,849	$732	$579,413	$347

		Maiden Shareholders’ Equity
For the Three Months Ended March 31, 2011	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$750,449	$121,775	$(3,801)	$54,334	$731	$577,135	$275
Exercise of options and issuance of shares	4				—	4	—
Net income	19,345	19,342					3
Change in unrealized gains on investments, net	3,499			3,499			—
Foreign currency translation adjustments	1,387			1,371			16
Share-based compensation expense	339					339	—
Dividends on common shares	(5,047)	(5,047)					—
Ending balance	$769,976	$136,070	$(3,801)	$59,204	$731	$577,478	$294

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$20,378	$19,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,618	1,680
Net realized and unrealized gains on investments	(1,365)	(47)
Foreign exchange gains	(979)	(1,062)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	1,425	437
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(123,101)	(88,539)
Funds withheld	(814)	(4,233)
Prepaid reinsurance premiums	(505)	(2,083)
Reinsurance recoverable on unpaid losses	(5,612)	(4,779)
Accrued investment income	(1,665)	1,446
Deferred commission and other acquisition costs	(28,831)	(30,162)
Other assets	2,804	(2,283)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	57,337	22,757
Unearned premiums	160,786	105,122
Accrued expenses and other liabilities	(10,251)	(3,932)
Net cash provided by operating activities	71,225	13,667
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(400,835)	(156,737)
Purchases of other investments	(308)	(241)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	104,125	13,686
Proceeds from maturities and calls of fixed maturity securities	103,319	175,023
Proceeds from redemption of other investments	92	—
Decrease in restricted cash and cash equivalents	24,916	36,992
Purchase of capital assets	(74)	(717)
Net cash (used in) provided by investing activities	(168,765)	68,006
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	96,850	—
Repurchase agreements, net	—	(76,225)
Common share issuance	124	4
Dividends paid to shareholders	(5,778)	(5,047)
Net cash provided by (used in) financing activities	91,196	(81,268)
Effect of exchange rate changes on foreign currency cash	2,108	784
Net (decrease) increase in cash and cash equivalents	(4,236)	1,189
Cash and cash equivalents, beginning of period	188,082	96,151
Cash and cash equivalents, end of period	$183,846	$97,340
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

1. Basis of Presentation - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries (the "Company" or "Maiden") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements.

These interim condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company's audited consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made for 2011 to conform to the 2012 presentation and have no impact on net income previously reported.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance, Accounting Standards Update ("ASU") 2011-05, to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity.  The updated guidance requires that all non-owner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective for the quarter ending March 31, 2012, except for the provision requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement, which the FASB voted to defer indefinitely during the fourth quarter of 2011. Early adoption was permitted. The adoption of this guidance resulted in a change in the presentation of the Company's financial statements but did not have any impact on the Company's results of operations, financial position or liquidity.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 is effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company applied the new provisions of ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, commission and other acquisition costs have increased by $1,209 and net income attributable to Maiden shareholders decreased by the same amount for the three months ended March 31, 2012. The impact of the change on basic and diluted earnings per share is a decrease of $0.02. The application of the new provisions means that $2,614 of unamortized deferred acquisition costs as of January 1, 2012, that had been deferred under prior guidance, have been determined to no longer be deferrable and will be recognized as an expense over the original amortization period . If the Company had followed ASU 2010-26 in 2011, $1,424 of commission and other acquisition costs that had been deferred would have been recognized as an expense during the three months ended March 31, 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

2. Recent Accounting Pronouncements (continued)

Transfers and Servicing:  Reconsideration of Effective Control for Repurchase Agreement

In April 2011, the FASB amended its guidance on accounting for repurchase agreements. The amendments simplify the accounting by eliminating the requirement that the transferor demonstrate it has adequate collateral to fund substantially all the cost of purchasing replacement assets. Under the amended guidance, a transferor maintains effective control over transferred financial assets (and thus accounts for the transfer as a secured borrowing) if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and if all of the following conditions previously required are met; (i) financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, (ii) repurchase or redemption date before maturity at a fixed or determinable price, and (iii) the agreement is entered into contemporaneously with, or in contemplation of, the transfer.  As a result, more arrangements could be accounted for as secured borrowings rather than sales.  The updated guidance is effective on a prospective basis for interim and annual reporting periods beginning on or after December 15, 2011, but early adoption was prohibited. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS

In May 2011, the FASB issued updated guidance that addresses the objective of the FASB and the International Accounting Standards Board ("IASB") to develop common requirements for measuring and for disclosing information about fair value measurements with U.S. GAAP and International Financial Reporting Standards ("IFRS").  The FASB and the IASB worked together to ensure that fair value has the same meaning in U.S. GAAP and IFRS and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The FASB and the IASB concluded that this guidance will improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The guidance explains how to measure fair value. This updated guidance does not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The updated guidance is effective during interim and annual periods after December 15, 2011. Early application was not permitted. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Intangibles - Goodwill and Other: Testing Goodwill for Impairment

In September 2011, the FASB issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The FASB provided a sample list of events and circumstances that an entity can consider in performing its qualitative assessment. Under the amended guidance, an entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test and may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The annual impairment test is done during the fourth quarter and the adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

Recently Issued Accounting Standards Updates Not Yet Adopted

Balance Sheet Offsetting

In December 2011, the FASB issued new guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This guidance will be effective at January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale and other investments as of March 31, 2012 and December 31, 2011 are as follows:

March 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$42,752	$1,499	$—	$44,251
U.S. agency bonds – mortgage-backed	1,070,282	39,881	(702)	1,109,461
U.S. agency bonds – other	16,705	1,589	—	18,294
Non-U.S. government bonds	58,800	1,500	—	60,300
Other mortgage-backed securities	9,929	203	—	10,132
Corporate bonds	843,947	65,501	(17,409)	892,039
Municipal bonds	64,211	782	—	64,993
Total available-for-sale fixed maturities	2,106,626	110,955	(18,111)	2,199,470
Other investments	2,181	331	(82)	2,430
Total investments	$2,108,807	$111,286	$(18,193)	$2,201,900

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$44,175	$1,774	$—	$45,949
U.S. agency bonds – mortgage-backed	928,944	43,230	(75)	972,099
U.S. agency bonds – other	10,374	622	—	10,996
Non-U.S. government bonds	52,489	78	(293)	52,274
Other mortgage-backed securities	9,919	1	—	9,920
Corporate bonds	742,867	47,726	(30,236)	760,357
Municipal bonds	168,338	728	—	169,066
Total available-for-sale fixed maturities	1,957,106	94,159	(30,604)	2,020,661
Other investments	1,955	318	(81)	2,192
Total investments	$1,959,061	$94,477	$(30,685)	$2,022,853

The contractual maturities of our fixed maturities, available-for-sale as of March 31, 2012 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

March 31, 2012	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$36,766	$37,115	1.7%
Due after one year through five years	335,772	335,175	15.2%
Due after five years through ten years	568,979	618,952	28.2%
Due after ten years	84,898	88,635	4.0%
	1,026,415	1,079,877	49.1%
U.S. agency bonds – mortgage-backed	1,070,282	1,109,461	50.4%
Other mortgage-backed securities	9,929	10,132	0.5%
Total	$2,106,626	$2,199,470	100.0%

The following tables summarize our available-for-sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$100,421	$(702)	$—	$—	$100,421	$(702)
Corporate bonds	148,267	(7,265)	100,752	(10,144)	249,019	(17,409)
	248,688	(7,967)	100,752	(10,144)	349,440	(18,111)
Other investments	1,424	(82)	—	—	1,424	(82)
Total temporarily impaired available-for-sale securities and other investments	$250,112	$(8,049)	$100,752	$(10,144)	$350,864	$(18,193)

As at March 31, 2012, there were approximately 29 securities in an unrealized loss position with a fair value of $350,864 and unrealized losses of $18,193. Of these securities, there are 6 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $100,752 and unrealized losses of $10,144.

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$30,447	$(75)	$—	$—	$30,447	$(75)
Non – U.S. government bonds	43,629	(293)	—	—	43,629	(293)
Corporate bonds	227,367	(7,406)	125,089	(22,830)	352,456	(30,236)
	301,443	(7,774)	125,089	(22,830)	426,532	(30,604)
Other investments	1,214	(81)	—	—	1,214	(81)
Total temporarily impaired available-for-sale securities and other investments	$302,657	$(7,855)	$125,089	$(22,830)	$427,746	$(30,685)

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2012, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three months ended March 31, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at March 31, 2012 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2012.

The following summarizes the credit ratings of our fixed maturities:

Rating* as at March 31, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,752	$44,251	2.0%
U.S. agency bonds	1,086,987	1,127,755	51.3%
AAA	125,045	129,890	5.9%
AA+, AA, AA-	133,560	140,473	6.4%
A+, A, A-	370,458	381,185	17.3%
BBB+, BBB, BBB-	329,467	358,250	16.3%
BB+ or lower	18,357	17,666	0.8%
Total	$2,106,626	$2,199,470	100.0%

Rating* as at December 31, 2011	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$44,175	$45,949	2.3%
U.S. agency bonds	939,318	983,095	48.6%
AAA	160,319	161,945	8.0%
AA+, AA, AA-	150,961	153,303	7.6%
A+, A, A-	327,794	328,448	16.3%
BBB+, BBB, BBB-	316,150	330,156	16.3%
BB+ or lower	18,389	17,765	0.9%
Total	$1,957,106	$2,020,661	100.0%

*Ratings as assigned by Standard & Poor’s ("S&P")

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	March 31, 2012		December 31, 2011
Investments in limited partnerships	$2,430	100.0%	$2,192	100.0%
Total other investments	$2,430	100.0%	$2,192	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $3,570 as of March 31, 2012.

(c) Realized and Unrealized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The Company maintained one open position in a U.S. Treasury bond sold but not yet purchased valued at $54,420 which resulted in an unrealized gain of $1,355, which is recorded in net realized and unrealized gains on investment on the Company's condensed consolidated statement of income for the three months ended March 31, 2012, respectively. The following provides an analysis of realized and unrealized gains on investment for the three months ended March 31, 2012 and 2011:

For the Three Months Ended March 31, 2012	Gross gains	Gross losses	Net
Other investments	$11	$(1)	$10
Net realized gains	11	(1)	10
Unrealized gain on short sales	1,355	—	1,355
Net realized and unrealized gains on investment	$1,366	$(1)	$1,365

For the Three Months Ended March 31, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$63	$(16)	$47
Net realized gains on investment	$63	$(16)	$47

Proceeds from sales of fixed maturities classified as available-for-sale were $104,125 and $13,686 for the three months ended March 31, 2012 and 2011, respectively.

Net unrealized gains on available-for-sale securities and other investments was as follows:

	March 31, 2012	December 31, 2011
Available-for-sale securities	$92,844	$63,555
Other investments	249	237
Total net unrealized gains	93,093	63,792
Deferred income tax expense	(57)	(55)
Net unrealized gains, net of deferred income tax	$93,036	$63,737
Change in net unrealized gains, net of deferred income tax	$29,299	$8,983

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

d) Restricted Cash and Investments

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

	March 31, 2012	December 31, 2011
Restricted cash – third party agreements	$56,146	$67,627
Restricted cash – related party agreements	33,327	46,729
Restricted cash – U.S. state regulatory authorities	506	539
Total restricted cash	89,979	114,895
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2012 – $1,001,115; 2011 – $950,103)	1,039,704	972,130
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2012 – $630,988; 2011 – $458,105)	675,144	485,468
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2012 – $12,754; 2011 – $12,862)	13,515	13,750
Total restricted investments	1,728,363	1,471,348
Total restricted cash and investments	$1,818,342	$1,586,243

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company's liability for securities to be delivered is measured at their fair value and as of March 31, 2012 were $54,420 (December 31, 2011 - $55,830) for a U.S. Treasury bond.  This amount is included in accrued expenses and other liabilities in the condensed consolidated balance sheets.  Collateral of an equivalent amount has been pledged to the clearing broker.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments

The Company's estimates of fair value for financial assets and financial liabilities are based on the framework established in Accounting Standards Council ("ASC") 820. The framework is based on the inputs used in valuation and gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The disclosure of fair value estimates in the ASC 820 hierarchy is based on whether the significant inputs into the valuation are observable. In determining the level of the hierarchy in which the estimate is disclosed, the highest priority is given to unadjusted quoted prices in active markets and the lowest priority to unobservable inputs that reflect the Company's significant market assumptions. The three levels of the hierarchy are as follows:

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

Examples of assets and liabilities utilizing Level 2 inputs include: listed derivatives that are not actively traded; U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities ("MBS") and asset-backed securities ("ABS"); short-duration high yield fund, and over-the-counter ("OTC") derivatives (e.g. foreign currency options and forward contracts).

•	Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use.

Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge and credit funds with partial transparency; and collateralized loan obligation ("CLO") — equity tranche securities that are traded in less liquid markets.

In accordance with ASC 820, the Company determines fair value based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 825, "Disclosure about Fair Value of Financial Instruments," requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2012.

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

Non-U.S. Government bonds:  Comprised of bonds issued by non-U.S. governments and their agencies along with supranational organizations. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Other mortgage-backed securities: Other mortgage-backed securities consist of a commercial mortgage-backed security ("CMBS"). This security is priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

Corporate bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher . These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Municipal bonds:  Municipal bonds comprise bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the consolidated balance sheet at cost which approximates their fair value.

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

Loan to related party:  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value. The underlying investments of the loan are generally priced by pricing services. As the significant inputs used to price the underlying investments are observable market inputs, the fair values of Loan to related party are included in the Level 2 fair value hierarchy.

Senior notes: The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. At March 31, 2012, the fair value of the 8.25% and 8.00% senior notes were $109,650 and $99,600, respectively, . The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy.

Junior subordinated debt:  The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the debt. At March 31, 2012, the fair value of the debt was $171,045 which was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis as of March 31, 2012 and December 31, 2011:

March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$44,251	$—	$—	$44,251
U.S. agency bonds – mortgage-backed	—	1,109,461	—	1,109,461
U.S. agency bonds – other	—	18,294	—	18,294
Non U.S. government bonds	—	60,300	—	60,300
Other mortgage-backed securities	—	10,132	—	10,132
Corporate bonds	—	892,039	—	892,039
Municipal bonds	—	64,993	—	64,993
Other investments	—	—	2,430	2,430
Total	$44,251	$2,155,219	$2,430	$2,201,900
As a percentage of total assets	1.2%	58.7%	0.1%	60.0%
Liabilities
Securities sold but not yet purchased	$—	$54,420	$—	$54,420
As a percentage of total liabilities	—%	1.9%	—%	1.9%

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$45,949	$—	$—	$45,949
U.S. agency bonds – mortgage-backed	—	972,099	—	972,099
U.S. agency bonds – other	—	10,996	—	10,996
Non-U.S. government bonds	—	52,274	—	52,274
Other mortgage-backed securities	—	9,920	—	9,920
Corporate bonds	—	760,357	—	760,357
Municipal bonds	—	169,066	—	169,066
Other investments	—	—	2,192	2,192
Total	$45,949	$1,974,712	$2,192	$2,022,853
As a percentage of total assets	1.4%	58.8%	0.1%	60.3%
Liabilities
Securities sold but not yet purchased	$—	$55,830	$—	$55,830
As a percentage of total liabilities	—%	2.2%	—%	2.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
Other investments:	2012	2011
Balance at beginning of period	$2,192	$5,847
Net realized and unrealized gains – included in net income	10	—
Net realized and unrealized losses – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income	12	234
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	308	241
Sales and redemptions	(92)	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,430	$6,322
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

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

The following table shows an analysis of goodwill and intangible assets as of March 31, 2012 and December 31, 2011:

March 31, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(19,774)	31,626	15 years double declining
Net balance	$117,439	$(19,774)	$97,665

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

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three months ended March 31, 2012 and 2011. The estimated amortization expenses for the next five years are:

2012	$3,272
2013	3,781
2014	3,276
2015	2,840
2016	2,461

6. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly-owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"), issued $107,500 principal amount of 8.25% Senior Notes ("2011 Senior Notes") due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest up to but excluding the redemption date.  In order to ensure that issuance of the 2011 Senior Notes resulted in a long term favorable impact to Maiden shareholders, the Company sought to repurchase a portion of the Trust Preferred Securities, described below, with the proceeds of the 2011 Senior Notes offering. Under the redemption notice provisions of the Trust Preferred Securities, the Company was required to give at least 30 days' notice in advance of the next interest payment (July 15, 2011) prior to redemption, or incur an additional quarter's interest payments.  Since the 2011 Senior Notes offering was initiated after the 30 day notice period on June 16, 2011, the Company offered to all holders an option to have a portion of their Trust Preferred Securities repurchased on a pro rata basis from the proceeds of the 2011 Senior Notes offering in exchange for a waiver of such notice provisions and an agreement to accept interest through July 15, 2011.  Certain of the Trust Preferred Securities holders accepted the offer by June 16, 2011.  All proceeds of the 2011 Senior Notes offering were used to repurchase the Trust Preferred Securities of the holders who accepted the offer.  The 2011 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2011 Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the 2011 Senior Notes were $104,689, after placement agent fees and expense or debt issuance cost of $2,811, and were used to repurchase $107,500 principal amount portion of the outstanding Junior Subordinated Debt, as discussed above. The issuance costs related to the 2011 Senior Notes were capitalized and will be amortized over the life of the notes.

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011 and included accrued interest from June 24, 2011. Interest expense for the three months ended March 31, 2012 and 2011 were $2,217 and $0, respectively, out of which $394 was accrued as of March 31, 2012 (December 31, 2011 - $394).

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after placement agent fees and other expenses of $3,406, out of which $3,150 was paid during the three months ended March 31, 2012, and will be used for general corporate purposes and working capital. The issuance costs related to the 2012 Senior Notes were capitalized and will be amortized over the life of the notes.

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012 and will include accrued interest from March 27, 2012. Interest expense for the three months ended March 31, 2012 was $111 out of which $111 was accrued as of March 31, 2012.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

6. Long-Term Debt (continued)

Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the "Units"), each Unit consisting of $1,000 principal amount of capital securities (the "Trust Preferred Securities") of Maiden Capital Financing Trust (the "Trust"), a special purpose trust established by Maiden NA, and 45 common shares, $0.01 par value, of the Company for a purchase price of $1,000.45 per Unit (the "TRUPS Offering").  In the aggregate, 11,700,000 common shares were issued to the purchasers in the TRUPS Offering. This resulted in gross proceeds to the Company of $260,117, before $4,342 of placement agent fees and expenses.

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

Under the terms of the Trust Preferred Securities, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the remaining amount of the Trust Preferred Securities were repaid within five years of the date of issuance (adjusted for the $107,500 repurchase of Junior Subordinated Debt, which occurred on July 15, 2011), the additional amount due would be $21,350, which would be a reduction in earnings.Pursuant to separate Guarantee Agreements dated as of January 20, 2009 with Wilmington Trust Company, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation or redemption of the Trust Preferred Securities.

As a consequence of the issuance of a majority of the Units to a related party under ASC Topic 810 "Consolidation", the Trust is a variable interest entity and the Company is deemed not to be the primary beneficiary of the Trust, therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Junior Subordinated Debt and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14% with an effective interest rate of 16.95%.

Using the proceeds from the 2011 Senior Notes Offering and existing cash, the Company repurchased $107,500 of the Junior Subordinated Debt on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred a repurchase expense in 2011 equivalent to one year's interest expense or $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to those repurchased Junior Subordinated Debt in 2011 which amounted to $20,313.

As of March 31, 2012, the stated value of the Junior Subordinated Debt was $126,276 which comprises the principal amount of $152,500 and unamortized discount of $26,224. Amortization expense for the three months ended March 31, 2012 was $13, (March 31, 2011 - $18).  Interest expense for the three months ended March 31, 2012 was $5,337 (March 31, 2011 - $9,100), out of which $4,448 was accrued as of March 31, 2012 (December 31, 2011 - $4,448).

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2012	2011
Net income attributable to Maiden shareholders	$20,377	$19,342
Weighted average number of common shares outstanding – basic	72,226,329	72,107,194
Potentially dilutive securities:
Share options	830,094	666,720
Weighted average number of common shares outstanding – diluted	73,056,423	72,773,914
Basic earnings per share attributable to Maiden shareholders:	$0.28	$0.27
Diluted earnings per share attributable to Maiden shareholders:	$0.28	$0.27

As of March 31, 2012, 2,079,180 share options (March 31, 2011 - 2,249,670) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation

The Company’s 2007 Share Incentive Plan (the "Plan"), as amended, provides for grants of options, restricted shares and restricted share units. The total number of shares currently reserved for issuance under the Plan is 10,000,000 common shares. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgments and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of approximately$285 for the three months ended March 31, 2012 (March 31, 2011 - $339).

The key assumptions used in determining the fair value of options granted in the three months ended March 31, 2012 and a summary of the methodology applied to develop each assumption are as follows:

For the Three Months Ended March 31, 2012
Assumptions:
Volatility	45.55 – 47.60%
Risk-free interest rate	1.29 – 1.62%
Weighted average expected lives in years	6.1 years
Forfeiture rate	—%
Dividend yield rate	3.04 – 3.27%

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation (continued)

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three months ended March 31, 2012 and 2011.

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2011	2,916,143	$6.61	7.55 years
Granted	22,500	$9.42	9.90 years
Exercised	(35,384)	$4.10
Expired	(51,033)	$9.86
Forfeited	(2,625)	$7.10
Outstanding, March 31, 2012	2,849,601	$6.55	7.35 years

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2010	2,940,876	$6.41	8.40 years
Granted	7,500	$7.69	9.95 years
Exercised	(998)	$3.28
Expired	—	$—
Forfeited	(41,313)	$7.21
Outstanding, March 31, 2011	2,906,065	$6.41	8.13 years

The weighted average grant date fair value was $2.00 and $1.92 for all options outstanding at March 31, 2012 and 2011, respectively. There was approximately $2,157 and $3,002 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of March 31, 2012 and 2011, respectively.

Performance-Based Restricted Share Units (PB-RSUs)

The Compensation Committee of the Board of Directors approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to executive officers and senior Company employees. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Compensation Committee of the Company. The first performance cycle is for two years, 2011-2012, and subsequent performance cycles will be for three years. For the period ended March 31, 2012, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target level.

9. Dividends Declared

On February 22, 2012, the Company's Board of Directors approved a quarterly dividend of $0.08 per common share, payable on April 16, 2012 to shareholders of record on April 2, 2012.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind.Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders own or control approximately 60% of the outstanding shares of AmTrust. In addition, the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Michael Karfunkel) currently owns 72.4% of the issued and outstanding common stock of American Capital Acquisition Corp. ("ACAC"), Michael Karfunkel currently owns 27.6% of ACAC's issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC (see below for a description of our common business arrangements with AmTrust and ACAC). Michael Karfunkel is the non-executive chairman of the board of directors of ACAC.

AmTrust

The following describes transactions between the Company and AmTrust and its subsidiaries.

AmTrust Quota Share Reinsurance Agreement

In July 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Insurance Company Ltd. ("Maiden Bermuda"), a wholly-owned subsidiary of the Company, and AmTrust's Bermuda subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement") by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by AmTrust's U.S., Irish and U.K. insurance subsidiaries, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and with respect to the current lines of business (excluding personal lines reinsurance business and certain specialty property and casualty lines written in AmTrust's Specialty Risk and Extended Warranty segment which Maiden Bermuda declined to reinsure) , excluding risks for which the AmTrust subsidiaries' net retention exceeds $5,000 ("Covered Business"). Effective January 1, 2010, we agreed to assume our proportionate share of AmTrust's workers' compensation exposure and shared the benefit of the 2010 excess reinsurance protection. AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Reinsurance Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

Effective April 1, 2011, Maiden Bermuda and AII amended the Reinsurance Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements and the Reinsurance Agreement was extended by one year to July 14, 2014, and shall automatically renew for successive three-year periods thereafter, unless the Reinsured or Maiden Bermuda elects to terminate this Reinsurance Agreement effective as of July 1, 2014 or as of the expiration of any successive three-year period. If the AII or Maiden Bermuda elects to so terminate this Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholder's equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

The Company recorded approximately $43,879 of ceding commission expense for the three months ended March 31, 2012 (March 31, 2011 - $35,806) as a result of this transaction.

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

The agreement has an initial term of one year, has been automatically renewed for one year, and can be terminated at any April 1 by either party on four months' notice. For the three months ended March 31, 2012, the Company recorded approximately $1,192 (March 31, 2011 - $0) of commission expense as a result of this transaction.

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

Effective September 1, 2010, the Company through its indirect wholly-owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program ("OPL") and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. Maiden Specialty recorded approximately $2,300 of premiums earned ceded and $696 ceding commission for the three months ended March 31, 2012 (March 31, 2011 - $502 and $147, respectively).

Effective September 1, 2010, the Company, through its indirect wholly-owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into a reinsurance agreement with Security National Insurance Company ("SNIC"), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year. Under this agreement, Maiden US recorded approximately $284 of premiums earned and $82 commission expense for the three months ended March 31, 2012 (March 31, 2011 - $7 and $0.1, respectively).

Collateral provided to AmTrust

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Master Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII, for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda, for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf (a "Letter of Credit"), or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Master Agreement with AII. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and

(c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII.

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as at March 31, 2012 and December 31, 2011 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month London Interbank Offered Rate ("LIBOR") plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AIIM and its share of fees owed to the trustee of the Trust Account; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at March 31, 2012 was approximately $630,589 (December 31, 2011 - $461,216) and the accrued interest was $4,702 (December 31, 2011 - $4,131). (See Note 3(d)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of premium assumed under the contracts. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $2,098 of reinsurance brokerage expense for the three months ended March 31, 2012 (March 31, 2011 - $1,431) and deferred reinsurance brokerage of $5,632 as of March 31, 2012 (December 31, 2011 - $4,891) as a result of these agreements.

The Company paid brokerage fees to AmTrust's subsidiary AmTrust North America of $0 for the three months ended March 31, 2012 (March 31, 2011 - $37) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $830 of investment management fees for the three months ended March 31, 2012 (March 31, 2011 - $793) as a result of this agreement.

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly-owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and will automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the three months ended March 31, 2012, the Company recorded an expense of $19 (March 31, 2011 - $0) for the use of the aircraft.

ACAC

The following describes transactions between the Company and ACAC and its subsidiaries:

ACAC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement ("ACAC Quota Share") with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, American Capital Partners Re, Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Annuity Trust, and Technology, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term.

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

Maiden Bermuda recorded approximately $20,177 of ceding commission expense for the three months ended March 31, 2012 (March 31, 2011 - $17,637) as a result of this transaction.

Other

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company ("New South"), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. For the three months ended March 31, 2012, Maiden Specialty recorded approximately $0 of ceded premium and $0 of ceding commissions (March 31, 2011 - $0.5 and $0.2, respectively).

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The proceeds from the 8.25% Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities.  The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  American Capital Partners Re, Ltd., an entity owned by the Annuity Trust controlled by Michael Karfunkel  accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011.  George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500 of the principal amount of the 8.25% Senior Notes.  The Company's Audit Committee reviewed and approved ACAC's, AII's, and George Karfunkel's participation in the 8.25% Senior Notes offering.

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

The fee-generating business associated with the IIS Acquisition ("IIS Fee Business") which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's Condensed Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended March 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$288,296	$226,015	$76,522	$590,833
Net premiums earned	$204,463	$167,879	$66,154	$438,496
Other insurance revenue	4,754	—	—	4,754
Net loss and loss adjustment expenses	(132,392)	(112,856)	(42,669)	(287,917)
Commission and other acquisition expenses	(64,149)	(47,169)	(20,940)	(132,258)
General and administrative expenses	(10,448)	(379)	(173)	(11,000)
Underwriting income	$2,228	$7,475	$2,372	$12,075
Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized gains on investment				19,802
Amortization of intangible assets				(1,090)
Foreign exchange gains				979
Interest and amortization expenses				(7,678)
Other general and administrative expenses				(2,831)
Income tax expense				(879)
Income attributable to noncontrolling interest				(1)
Net income attributable to Maiden shareholders				$20,377

Net loss and loss expense ratio*	63.3%	67.2%	64.5%	65.0%
Acquisition cost ratio**	30.7%	28.1%	31.7%	29.8%
General and administrative expense ratio***	4.9%	0.2%	0.2%	3.1%
Combined ratio****	98.9%	95.5%	96.4%	97.9%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the Three Months Ended March 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$258,818	$126,714	$63,968	$449,500
Net premiums earned	$174,234	$114,474	$57,827	$346,535
Other insurance revenue	4,655	—	—	4,655
Net loss and loss adjustment expenses	(110,345)	(73,539)	(37,298)	(221,182)
Commission and other acquisition expenses	(51,420)	(37,237)	(18,415)	(107,072)
General and administrative expenses	(8,028)	(668)	(543)	(9,239)
Underwriting income	$9,096	$3,030	$1,571	$13,697
Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized and unrealized gains on investment				19,188
Amortization of intangible assets				(1,258)
Foreign exchange gains				1,062
Interest and amortization expenses				(9,118)
Other general and administrative expenses				(3,054)
Income tax expense				(1,172)
Income attributable to noncontrolling interest				(3)
Net income attributable to Maiden shareholders				$19,342

Net loss and loss expense ratio*	61.7%	64.2%	64.5%	63.0%
Acquisition cost ratio**	28.7%	32.5%	31.8%	30.5%
General and administrative expense ratio***	4.5%	0.7%	1.0%	3.5%
Combined ratio****	94.9%	97.4%	97.3%	97.0%

*	Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue

****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

March 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$251,872	$171,573	$85,188	$508,633
Funds withheld	44,817	—	—	44,817
Prepaid reinsurance premiums	35,886	—	—	35,886
Reinsurance recoverable on unpaid losses	25,901	—	—	25,901
Deferred commission and other acquisition expenses	112,828	132,199	32,520	277,547
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	97,665	—	—	97,665
Restricted investments and cash	1,118,949	630,589	68,804	1,818,342
Corporate and other assets	642	—	—	691,652
Total Assets	$1,688,560	$1,102,336	$186,512	$3,668,418

December 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$203,925	$102,003	$76,742	$382,670
Funds withheld	42,605	—	—	42,605
Prepaid reinsurance premiums	35,381	—	—	35,381
Reinsurance recoverable on unpaid losses	20,289	—	—	20,289
Deferred commission and other acquisition expenses	98,712	120,369	29,355	248,436
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	98,755	—	—	98,755
Restricted investments and cash	1,063,010	461,216	62,017	1,586,243
Corporate and other assets	2,429	—	—	772,072
Total Assets	$1,565,106	$851,563	$168,114	$3,354,426

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012		2011
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$80,106	13.6%	$72,263	16.1%
Casualty	151,939	25.7%	131,018	29.1%
Accident and Health	19,472	3.3%	17,707	3.9%
International	36,779	6.2%	37,830	8.5%
Total Diversified Reinsurance	288,296	48.8%	258,818	57.6%
AmTrust Quota Share Reinsurance
Small Commercial Business	90,292	15.3%	61,670	13.7%
Specialty Program	22,188	3.8%	8,471	1.9%
Specialty Risk and Extended Warranty	113,535	19.2%	56,573	12.6%
Total AmTrust Quota Share Reinsurance	226,015	38.3%	126,714	28.2%
ACAC Quota Share
Automobile Liability	43,868	7.4%	36,747	8.2%
Automobile Physical Damage	32,654	5.5%	27,221	6.0%
Total ACAC Quota Share	76,522	12.9%	63,968	14.2%
	$590,833	100.0%	$449,500	100.0%

	For the Three Months Ended March 31,
	2012		2011
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$58,148	13.3%	$45,452	13.1%
Casualty	103,979	23.7%	85,705	24.7%
Accident and Health	10,644	2.4%	11,651	3.4%
International	31,692	7.2%	31,426	9.1%
Total Diversified Reinsurance	204,463	46.6%	174,234	50.3%
AmTrust Quota Share Reinsurance
Small Commercial Business	66,892	15.3%	49,202	14.2%
Specialty Program	27,638	6.3%	16,405	4.7%
Specialty Risk and Extended Warranty	73,349	16.7%	48,867	14.1%
Total AmTrust Quota Share Reinsurance	167,879	38.3%	114,474	33.0%
ACAC Quota Share
Automobile Liability	38,137	8.7%	33,053	9.5%
Automobile Physical Damage	28,017	6.4%	24,774	7.2%
Total ACAC Quota Share	66,154	15.1%	57,827	16.7%
	$438,496	100.0%	$346,535	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Subsequent Events

On May 2, 2012, the Company's Board of Directors authorized a quarterly dividend of $0.08 per common share, payable on July 16, 2012 to shareholders of record on July 2, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements.  These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves.  Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.  Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2012.  The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

 Introduction

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our annualized revenue to an amount in excess of $1.7 billion while strongly positioning our capital both in the U.S. and internationally. These transactions have included the AmTrust Quota Share, the GMAC Acquisition, the TRUPS Offering and the ACAC Quota Share. More recent significant developments have included:

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. ("GMAC IIS") in 2010 (the “IIS Acquisition”); and

•
Completing a public debt offering of $107.5 million in June 2011 ("2011 Senior Notes") and repurchasing a like amount of our outstanding junior subordinated debt in July 2011. The 2011 Senior Notes trade on the New York Stock Exchange under the symbol "MHNA."

•
Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The 2012 Senior Notes trade on the New York Stock Exchange under the symbol "MHNB." The net proceeds of $96.6 million will be used for working capital and general corporate purposes.

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

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. As of March 31, 2012, we had approximately $3.7 billion in total assets, $810.4 million of total shareholders' equity and $1.1 billion in total capital, which includes shareholders' equity, both senior notes and junior subordinated debt.

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

  The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the period covered by this report, the reinsurance market has been characterized by significant competition in most lines of business.

While natural and man-made catastrophes occur each year affecting reinsurance industry results, in both 2010 and 2011 the insurance and reinsurance industry experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., negatively impacting overall industry performance. Consistent with our business model, the Company only experienced modest losses from the 2010 and 2011 global catastrophe events; however, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the Company's results. Other U.S.-based catastrophe experience in 2011 and in the first quarter of 2012 was within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts. Despite this elevated level of weather losses in the 2011 second quarter, consistent with its operating model, Maiden maintained profitable underwriting results throughout 2011. In the first quarter 2012, meaningful global and U.S. catastrophe losses declined from the levels of the past two years and industry financial results, taken as a whole, have improved.

Despite the significant financial impact of these global events, capital positions across the insurance and reinsurance industry continue to appear to remain adequate at present. Although the ultimate impact remains unclear and is currently more uncertain in light of reinsurance industry performance through the first quarter 2012, broad industry conditions brought about by the combination of catastrophe events, unfavorable pricing and investment conditions appear to be more supportive of improved pricing in the near term. The scope and tenure of this improved pricing environment is less certain. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such events continue, they could have a significant positive effect on competition and pricing. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

In addition, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities; yields on these securities remain at historically low levels and are widely forecast to persist at such levels for the foreseeable future. Continued existence of these conditions will adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions may not be supportive of sustained, longer-term additional pricing measures which would stabilize underwriting trends.

Recent Developments

Senior Notes Offerings

On June 24, 2011, the Company's wholly owned U.S. holding company subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), closed the offering of $107.5 million aggregate principal amount of 8.25% Senior Notes due June 15, 2041 (the "2011 Senior Notes"), which are fully and unconditionally guaranteed by Maiden Holdings. The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the 2011 Senior Notes to be repurchased plus accrued and unpaid interest to but excluding the redemption date.

Maiden NA has listed the 2011 Senior Notes on the New York Stock Exchange and trading commenced on July 21, 2011 under the symbol "MHNA."

Total net proceeds from the offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses payable by Maiden NA and the Company. The net proceeds were used to repurchase a portion of the TRUPS Offering securities.  The Company repurchased $107.5 million of junior subordinated debt issued in the TRUPS Offering securities on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in the Company's 2011 results of operations.  The Company will save approximately $6.2 million annually as a result of the refinancing, and approximately $15.9 million from the closing of the 2011 Senior Notes offering until January 20, 2014, the date on which the repurchase or redemption penalty associated with the TRUPS Offering expires.  As a result of the repurchase, the Company also incurred an additional non-recurring non-cash charge of approximately $20.3 million in 2011, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.

In March 2012, the Company, through Maiden NA, issued $100.0 million principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. The net proceeds from the 2012 Senior Notes of $96.6 million, will be used for working capital and general corporate purposes.

Maiden NA has listed the 2012 Senior Notes on the New York Stock Exchange and trading commenced on March 29, 2012 under the symbol "MHNB."

GMAC International Insurance Services, Ltd. Reinsurance Acquisition ("IIS Acquisition")

On November 30, 2010, we acquired the majority of the reinsurance-related infrastructure, assets and liabilities of IIS. IIS was based in the United Kingdom and also included the following primary components, the sum of which is referred to as the "IIS Acquisition":

•
A renewal rights agreement under which Maiden Bermuda underwrites certain assumed reinsurance business written by GMAC International Insurance Company, Ltd. ("GMAC IICL"), which covers primarily personal auto and credit life coverages offered by primary insurers in association with programs GMAC IIS designs and implements for original equipment automobile manufacturers;

•
The IICL Agreement under which Maiden Bermuda reinsures all of the existing contracts written by GMAC IICL pursuant to a loss portfolio transfer; under the purchase agreement, all future contracts will be underwritten by Maiden Bermuda;

•
Acquisition of GMAC VersicherungsService GmbH ("GMAC VS"), an insurance producer based in Germany which supports sales of primary personal auto insurance through participating automobile dealerships and original equipment automobile manufacturers; and

•
Acquisition of GMAC Life Försäkrings AB ("GMAC LF"), a credit life insurer domiciled in Sweden which writes certain credit life insurance in association through automobile financings offered through participating automobile dealerships and original equipment automobile manufacturers which has been renamed Maiden LF.

According to the loss portfolio transfer provisions of the IICL Agreement, the Company assumed the loss reserves of $98.8 million associated with the GMAC IICL business as of November 30, 2010. The Company also assumed unearned premium, net of acquisition costs, of approximately $19.5 million.

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL. Actual assets in support of the liabilities assumed under the IICL Agreement were transferred to the Company when the subject individual agreements were novated to Maiden Bermuda. The substantial majority of subject contracts have been novated as at December 31, 2011. Please refer to the section entitled "IIS Acquisition — Funds Withheld" in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for further information.

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

On September 1, 2011, in exchange for a 10% interest in GMAC VS, we entered into cooperation agreements with the VDOH Wirtschaftsdienst GmbH ("Opel Dealer Association") in Germany and the German auto manufacturer Opel. We also renamed GMAC VS “Opel Händler VersicherungsService GmbH” or "OVS". The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and Maiden via OVS, respectively.

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

First Quarter 2012 Financial Highlights

First Quarter 2012 Consolidated Results of Operations

•	Net income attributable to Maiden shareholders of $20.4 million, or $0.28 basic and diluted earnings per share.

•Operating earnings of $19.4 million, or $0.27 basic and diluted operating earnings per share.(1)

•	Gross premiums written of $613.2 million, a 30.3% increase over 2011.

•	Net premiums earned of $438.5 million, a 26.5% increase over 2011.

•	Underwriting income of $12.1 million and a combined ratio of 97.9%..(2)

•	Net investment income of $18.4 million, a 3.7% decrease over 2011.

First Quarter 2011 Consolidated Financial Condition

•	Operating return on equity(1) of 9.9% as compared to 10.6% for the same period in 2011.

•	Common shareholders’ equity of $810.4 million; book value per common share of $11.22.

•	Total cash and investments of $2.5 billion; fixed maturities comprise 88.8% of total invested assets, of which 60.1% have a credit rating of AA+ or better and an overall average credit rating of AA-.

•	Total assets of $3.7 billion.

•	Reserve for loss and loss adjustment expenses of $1.5 billion.

•	Total debt of $333.8 million and a debt to total capitalization ratio of 29.2%.

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

Operating Earnings and Operating Earnings per Share:   In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance.  Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

•Net realized and unrealized gains or losses on investment;
•Foreign exchange and other gains or losses;
•Amortization of intangible assets; and
•Non-cash deferred tax expenses;

We exclude net realized investment gains or losses and foreign exchange gains or losses as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Net income attributable to Maiden shareholders	$20.4	$19.3
Add (subtract):
Net realized and unrealized gains on investment	(1.3)	—
Foreign exchange gains	(1.0)	(1.1)
Amortization of intangible assets	1.1	1.3
Non-cash deferred tax expense	0.2	0.3
Operating earnings attributable to Maiden shareholders	$19.4	$19.8
Operating earnings per common share:
Basic operating earnings per share	$0.27	$0.27
Diluted operating earnings per share	$0.27	$0.27

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the three months ended March 31, 2012 and 2011 is computed as follows:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Operating earnings	$19.4	$19.8

Opening shareholders’ equity	$768.6	$750.2
Ending shareholders’ equity	$810.4	$769.7
Average shareholders’ equity	$789.5	$759.9

Operating return on equity	2.5%	2.6%
Annualized operating return on equity	9.9%	10.6%

The modest decrease in Operating ROE in for the three months ended March 31, 2012 is the result of slightly lower operating earnings as a result of higher combined ratios and strong growth in shareholders' equity as a result of both net income and other comprehensive income bought about by the $29.3 million increase in unrealized gains on the Company's investment portfolio.

Book Value per Share:  Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per share ultimately translates into growth in the Company’s stock price. Book value per share is calculated using common shareholders’ equity divided by the number of common shares outstanding. Book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per share as at March 31, 2012 and December 31, 2011 is computed as follows:

	March 31, 2012	December 31, 2011
	($ in Millions)
Ending shareholders’ equity	$810.4	$768.6
Common shares outstanding	72,256,812	72,221,428
Book value per share	$11.22	$10.64

The increase in shareholders' equity was due primarily to net income for the three months ended March 31, 2012 of $20.4 million and change in unrealized gains on investments of $29.3 million offset by foreign currency translation adjustment of $2.5 million and dividends declared of $5.8 million.

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

For purposes of these operating measures, the fee-generating business associated with the IIS Acquisition ("IIS Fee Business") which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's Condensed Consolidated Statements of Income.

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

The "net loss and loss expense ratio" is derived by dividing net losses and loss expenses by the sum of net premiums earned and other insurance revenue. The "commission and acquisition cost ratio" is derived by dividing acquisition costs by the sum of net premiums earned and other insurance revenue. The "general and administrative expense ratio" is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The "expense ratio" is the sum of the commission and acquisition cost ratio and the general and administrative expense ratio.

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

The Company's revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as available-for-sale ("AFS"), and other investments that are held as AFS. In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments held as AFS are generally excluded from earnings. These unrealized gains and losses are included on the Company's Condensed Consolidated Balance Sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

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

General and administrative expenses include personnel expenses including share-based compensation charges, rent expense, professional fees, information technology costs and other general operating expenses. We are experiencing increases in general and administrative expenses resulting from additional staff, increased depreciation expense for our fixed assets and increased professional fees. As the Company continues to expand and diversify in 2012, we expect this trend to continue.

 Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with Note 2, Recent Accounting Pronouncements in this Form 10-Q and Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.  There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

Net Income

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Gross premiums written	$613.2	$470.8
Net premiums written	$590.8	$449.5
Net premiums earned	$438.5	$346.5
Other insurance revenue	4.8	4.7
Net loss and loss adjustment expenses	(287.9)	(221.2)
Commission and other acquisition expenses	(132.3)	(107.1)
General and administrative expenses	(11.0)	(9.2)
Total underwriting income	12.1	13.7
Other general and administrative expenses	(2.8)	(3.1)
Net investment income	18.4	19.2
Net realized and unrealized gains on investment	1.3	—
Amortization of intangible assets	(1.1)	(1.3)
Foreign exchange gains	1.0	1.1
Interest and amortization expenses	(7.7)	(9.1)
Income tax expense	(0.8)	(1.2)
Net income attributable to Maiden shareholders	$20.4	$19.3
Ratios
Net loss and loss expense ratio	65.0%	63.0%
Acquisition cost ratio	29.8%	30.5%
General and administrative expense ratio	3.1%	3.5%
Expense ratio	32.9%	34.0%
Combined ratio	97.9%	97.0%

Net income attributable to Maiden shareholders for the three months ended March 31, 2012 was $20.4 million compared to $19.3 million for the same period in 2011. Lower interest and amortization expense combined with higher realized and unrealized gains on investments from trading activities were offset by lower underwriting income, resulting in modestly higher net income in 2012 compared to 2011. The lower underwriting income in the first quarter of 2012 was the result of a higher overall combined ratio which offset the effects of strong consolidated premium growth.

Comparison of Three Months Ended March 31, 2012 and 2011

Premiums -  We evaluate our business by segment.  The following table details the mix of our business on both a net premiums written and net premiums earned basis:

	For the Three Months Ended March 31,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$288.3	48.8%	$258.8	57.6%	$29.5	11.4%
AmTrust Quota Share Reinsurance	226.0	38.3%	126.7	28.2%	99.3	78.4%
ACAC Quota Share	76.5	12.9%	64.0	14.2%	12.5	19.6%
Total	$590.8	100.0%	$449.5	100.0%	$141.3	31.4%

	For the Three Months Ended March 31,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$204.5	46.6%	$174.2	50.3%	$30.3	17.3%
AmTrust Quota Share Reinsurance	167.9	38.3%	114.5	33.0%	53.4	46.7%
ACAC Quota Share	66.1	15.1%	57.8	16.7%	8.3	14.4%
Total	$438.5	100.0%	$346.5	100.0%	$92.0	26.5%

Net Premiums Written -  Net premiums increased by $141.3 million or 31.4% for the three months ended March 31, 2012 compared to the same period in 2011.  The increase in net premiums written was primarily the result of the following:

•
Continued underwriting discipline by Maiden US -  Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition. However, Maiden US continues to see demand for its products and was successful in securing a series of new accounts in 2011, which resulted in an increase in premiums written of $38.6 million, or 19.9% for the three months ended March 31, 2012 compared to the same period in 2011.

•
Growth in the AmTrust Quota Share Reinsurance segment premiums - The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums written by $50.5 million in the three months ended March 31, 2012, while the business assumed under the Master Agreement increased $48.8 million or 38.5% in the three months ended March 31, 2012, compared to the same period in 2011, reflecting AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

•	Growth in the ACAC Quota Share segment - For the three months ended March 31, 2012 net premiums written increased by $12.5 million, or 19.6%, compared to the same period in 2011.

Net Premiums Earned -  Net premiums earned increased by $92.0 million or 26.5% for the three months ended March 31, 2012 compared to the same period in 2011. The increase in net premiums earned was primarily the result of:

•
Growth in Maiden US business - Continued underwriting discipline and strong organic premium written growth in 2011 and 2012 resulted in increased earned premiums by Maiden US of $31.7 million or 23.6%.

•
Growth in the AmTrust Quota Share Reinsurance segment premiums - The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $23.8 million for the three months ended March 31, 2012 while the business assumed under the Master Agreement increased $29.6 million or 25.8% for the three months ended March 31, 2012 compared to the same period in 2011.

•	Growth in the ACAC Quota Share segment - For the three months ended March 31, 2012 net premiums earned increased by $8.3 million or 14.4% compared to the same period in 2011.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue assumed by the Company and consists primarily of commissions in German auto business products and increased 2.1% for the three months ended March 31, 2012 compared to the same period in 2011.

Net Investment Income -  Net investment income decreased by $0.8 million, or 3.7% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Average invested assets for the period ended March 31, 2012 were approximately $2.5 billion compared to $2.2 billion for the period ended March 31, 2011 and average yields were approximately 2.9% compared to 3.5% for the three months ended March 31, 2012 and 2011, respectively.  Continued growth in the overall book of business in all segments as described herein, combined with positive cash flow from operations over the three months contributed to the growth in invested assets. Despite the continuing growth in invested assets, a historically low interest rate environment has placed downward pressure on the Company's investment yields.

Net Realized and Unrealized Investment Gains - Net realized and unrealized gains on investments were $1.3 million for the three months ended March 31, 2012 compared to net realized and unrealized gains of $47.0 thousand for the three months ended March 31, 2011.  Please refer to Investments on page 50 for further information.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $66.7 million , or 30.2% for the three months ended March 31, 2012 compared to the same period in 2011.   The Company's loss ratio for the three months ended March 31, 2012 increased to 65.0% from 63.0% for the same period in 2011, primarily the result of lower amortization of deferred gains in 2012 compared to 2011. The Company amortized gains as a reduction of losses assumed from the IIS and GMAC Re Acquisitions were $1.6 million for the three months ended March 31, 2012, compared to $7.6 million for the same period in 2011. In addition, the loss ratio was impacted by increased losses reported at Maiden Bermuda and an elevated level of non-catastrophe excess property losses by Maiden US and a higher loss ratio on business from the AmTrust Quota Share Reinsurance segment.

  Commission and Other Acquisition Expenses -   Commission and other acquisition expenses increased by $25.2 million, or 23.5% for the three months ended March 31, 2012, compared to the same period in 2011.  This reflects both the growth in earned premium offset by modifications to ceding commission made under the Master Agreement and the lower ceding commission and profit share under the AmTrust European Hospital Liability Quota Share, both effective April 1, 2011 and discussed in further detail in that segment's results of operations. Maiden US continues to experience an increase in business written on a pro rata basis, further contributing to the increase. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred acquisition costs in the first quarter of 2012, acquisition expenses increased an additional $1.2 million over the same period in 2011.

General and Administrative Expenses -  General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income.  General and administrative expenses consist of:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
General & administrative expenses – segments	$11.0	$9.2
General & administrative expenses – corporate	2.8	3.1
Total general & administrative expenses	$13.8	$12.3

Total general and administrative expenses increased by $1.5 million, or 12.5% for the three months ended March 31, 2012 compared to the same period in 2011. The general and administrative expense ratio, which is a measure of the Company's efficiency, was 3.1% for the three months ended March 31, 2012 compared to 3.5% for the three months ended March 31, 2011.   The decrease in the three month period reflects the growth in the overall book of business in 2012.

Interest and Amortization Expenses -   The interest expense for the three months ended March 31, 2012 and 2011 consists of the following:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
TRUPS Offering	$5.4	$9.1
Senior Notes Offerings	2.3	—
Total	$7.7	$9.1

The decrease in interest expense for the three months ended March 31, 2012 compared to the same period in 2011 was due to the repurchase on July 15, 2011 of $107.5 million of the TRUPs Offering which have a coupon of 14.00%, the repurchase of which was financed with the issuance of the 2011 Senior Notes, which have a coupon of 8.25%. The 2012 Senior Notes had an immaterial impact on these results in the first quarter 2012 but will have a more noticeable impact on interest and amortization expenses in future quarters.

The weighted average interest rate was 12.83% for the three months ended March 31, 2012 compared to 16.95% for the same period in 2011.

Income Taxes - The Company incurred $0.8 million in income taxes for the three months ended March 31, 2012 compared to $1.2 million in the same period in 2011, primarily relating to current income taxes in certain foreign jurisdictions, primarily Germany, Sweden and the United Kingdom.

Underwriting Results by Segment

The results of operations for our three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.

Diversified Reinsurance Segment

The combined ratio was 98.9% for the three months ended March 31, 2012 compared to 94.9% in the same period ended 2011. The higher combined ratio was primarily the result of lower amortization of deferred gains from the IIS and GMAC Re Acquisitions in 2012 compared to 2011. In addition, higher losses from business written by Maiden Bermuda contributed to the higher combined ratio. Finally, the combined ratio from the business written by Maiden US produced a marginally higher combined ratio in 2012 as well, primarily as a result of higher losses from that unit's non-catastrophe excess property business and the implementation of the accounting standard for deferred acquisition costs.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Net premiums written	$288.3	$258.8
Net premiums earned	$204.5	$174.2
Other insurance revenue	4.8	4.7
Net loss and loss adjustment expenses	(132.4)	(110.4)
Commission and other acquisition expenses	(64.2)	(51.4)
General and administrative expenses	(10.5)	(8.0)
Underwriting income	$2.2	$9.1
Ratios
Net loss and loss expense ratio	63.3%	61.7%
Acquisition cost ratio	30.7%	28.7%
General and administrative expense ratio	4.9%	4.5%
Expense ratio	35.6%	33.2%
Combined ratio	98.9%	94.9%

Net Premiums Written -  Net premiums written increased by $29.5 million, or 11.4% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The table below details net premiums written by line of business in this segment for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$80.1	27.7%	$72.3	27.9%	$7.8	10.9%
Casualty	151.9	52.7%	131.0	50.6%	20.9	16.0%
Accident and Health	19.5	6.8%	17.7	6.9%	1.8	10.0%
International	36.8	12.8%	37.8	14.6%	(1.0)	(2.8)%
Total Diversified Reinsurance	$288.3	100.0%	$258.8	100.0%	$29.5	11.4%

 Maiden US continues to see demand for its products and was successful in securing a series of new accounts in 2011, which resulted in an increase in premiums written of $38.6 million or 19.9% in the first quarter of 2012 as compared to the same period in 2011.

Net Premiums Earned -   Net premiums earned increased by $30.3 million, or 17.3% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The table below details net premiums earned by line of business in this segment for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$58.2	28.4%	$45.4	26.1%	$12.8	27.9%
Casualty	104.0	50.9%	85.7	49.2%	18.3	21.3%
Accident and Health	10.6	5.2%	11.7	6.7%	(1.1)	(8.6)%
International	31.7	15.5%	31.4	18.0%	0.3	0.8%
Total Diversified Reinsurance	$204.5	100.0%	$174.2	100.0%	$30.3	17.3%

The business written by Maiden US and Maiden Bermuda experienced continued growth in the first quarter of 2012 of $30.0 million or 21.0% compared to the first quarter of 2011.  Maiden US continued to experience strong growth in 2012 and Maiden Bermuda expanded an existing client account, causing the increase.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and increased 2.1% for the three months ended March 31, 2012 compared to the same period in 2011.

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $22.0 million or 20.0% for the three months ended March 31, 2012 compared to the same period in 2011.  Loss ratios were 63.3% and 61.7% for the three months ended March 31, 2012 and 2011, respectively.  The higher loss ratio was primarily the result of lower amortization of deferred gains in 2012 compared to 2011. The Company amortized gains as a reduction of losses incurred of $1.6 million and $7.6 million for the three months ended March 31, 2012 and 2011, respectively. In addition, the loss ratio was impacted by increased losses reported at Maiden Bermuda and an elevated level of non-catastrophe excess property losses by Maiden US.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $12.8 million, or 24.8% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The increase reflects the growth of the segment in 2012 compared to 2011, consistent with the reasons cited in the discussion of the change in earned premiums. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred acquisition costs in the first quarter 2012, acquisition expenses increased an additional $1.2 million over the same period in 2011. This series of events, which includes an ongoing shift from excess of loss to pro rata business, which has a higher acquisition cost ratio, resulted in a higher overall acquisition cost ratio for the segment for the three months ended March 31, 2012 as compared to the same period in 2011.

General and Administrative Expenses -  General and administrative expenses increased by $2.5 million, or 30.1%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in expenses is the result of growth in the segments premiums, particularly as a result of the IIS Acquisition. The general and administrative expense ratio was 4.9% and 4.5% for the three months ended March 31, 2012 and 2011, respectively. The overall expense ratio (including acquisition costs) was 35.6% and 33.2% for the three months ended March 31, 2012 and 2011, respectively.

AmTrust Quota Share Reinsurance Segment

Pursuant to agreements entered into on July 26, 2011, effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Quota Share Reinsurance Agreement ("Master Agreement"), including the ceding commission arrangements contained within that contract. These changes include: 1) extension of the Master Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the contract; 2) a reduction of the ceding commission payable under the Reinsurance Agreement to 30.0% for the period April 1 to December 31, 2011; and 3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Reinsurance Agreement, excluding business related to the Unitrin Business Insurance ("UBI") business to either 30.5% or 30.0%.

In addition, on April 1, 2011, the Company entered into a separate one-year 40% quota share agreement ("European Hospital Liability Quota Share") with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy. The Company's share of the maximum limit of liability is €2 million per claim and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed. Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as of April 1 which totaled $45.9 million. The business written under this agreement is included in the Specialty Risk and Extended Warranty line of business in the discussion that follows. As a result of the additional agreement with AmTrust, this segment's name has been renamed AmTrust Quota Share Reinsurance.

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Net premiums written	$226.0	$126.7
Net premiums earned	$167.9	$114.5
Net loss and loss adjustment expenses	(112.8)	(73.5)
Commission and other acquisition expenses	(47.2)	(37.2)
General and administrative expenses	(0.4)	(0.7)
Underwriting income	$7.5	$3.1
Ratios
Net loss and loss expense ratio	67.2%	64.2%
Acquisition cost ratio	28.1%	32.5%
General and administrative expense ratio	0.2%	0.7%
Expense ratio	28.3%	33.2%
Combined ratio	95.5%	97.4%

Premiums - Net premiums written increased by $99.3 million or 78.4% for the three months ended March 31, 2012 compared to the same period in 2011.  The increase in net premiums written was due to the continuing growth of business written under the Master Agreement, which increased $48.8 million or 38.5% in 2012 compared to 2011 and reflects AmTrust's ongoing growth. In addition, net premiums written under the European Hospital Liability Quota Share, which commenced on April 1, 2011 and were not in the results for the three months ended March 31, 2011, totaled $50.5 million in 2012.

The table below details components of net premiums written for the three months ended March 31, 2012 compared to the same period in 2011:

	For the Three Months Ended March 31,
	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$90.3	40.0%	$61.6	48.7%	$28.7	46.4%
Specialty Program	22.2	9.8%	8.5	6.7%	13.7	161.9%
Specialty Risk and Extended Warranty	113.5	50.2%	56.6	44.6%	56.9	100.7%
Total AmTrust Quota Share Reinsurance	$226.0	100.0%	$126.7	100.0%	$99.3	78.4%

Net premiums earned increased by $53.4 million or 46.7% for the three months ended March 31, 2012 compared to the same period in 2011.  The table below details components of net premiums earned for the three months ended March 31, 2012 compared to the same period in 2011:

	For the Three Months Ended March 31,
	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$66.9	39.8%	$49.2	43.0%	$17.7	36.0%
Specialty Program	27.6	16.5%	16.4	14.3%	11.2	68.5%
Specialty Risk and Extended Warranty	73.4	43.7%	48.9	42.7%	24.5	50.1%
Total AmTrust Quota Share Reinsurance	$167.9	100.0%	$114.5	100.0%	$53.4	46.7%

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $39.3 million or 53.5% for the three months ended March 31, 2012 compared to the same period in 2011.  Loss ratios were 67.2% and 64.2% for the three months ended March 31, 2012 and 2011, respectively. The increase in the loss ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty, specifically the business written under the European Hospital Liability Quota Share. In addition, the business written under the Master Agreement produced a higher loss ratio in 2012 than in 2011.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $10.0 million, or 26.7% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The acquisition cost ratio declined to 28.1% in 2012 from 32.5% in 2011 and reflects the modifications to ceding commission made under the Master Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011. The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $1.3 million for the three months ended March 31, 2012. Expenses have also increased in both periods as a result of ongoing growth in earned premium.
General and Administrative Expenses -  General and administrative expenses decreased by less than $0.3 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

ACAC Quota Share Segment

 For the three months ended March 31, 2012, the combined ratio was 96.4%, compared to 97.3% for the three months ended March 31, 2011.

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Net premiums written	$76.5	$64.0
Net premiums earned	$66.1	$57.8
Net loss and loss adjustment expenses	(42.7)	(37.3)
Commission and other acquisition expenses	(20.9)	(18.4)
General and administrative expenses	(0.1)	(0.5)
Underwriting income	$2.4	$1.6
Ratios
Net loss and loss expense ratio	64.5%	64.5%
Acquisition cost ratio	31.7%	31.8%
General and administrative expense ratio	0.2%	1.0%
Expense ratio	31.9%	32.8%
Combined ratio	96.4%	97.3%

Premiums -  Net premiums written increased by $12.5 million or 19.6% for the three months ended March 31, 2012 compared to the same period in 2011.  The increase in net premiums written was primarily due to the ongoing expansion of ACAC's business. The table below details components by line of business of net premiums written for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$43.9	57.3%	$36.8	57.4%	$7.1	19.4%
Automobile physical damage	32.6	42.7%	27.2	42.6%	5.4	20.0%
Total ACAC Quota Share	$76.5	100.0%	$64.0	100.0%	$12.5	19.6%

Net premiums earned increased by $8.3 million or 14.4% for the three months ended March 31, 2012 compared to the same period in 2011.  The table below details components by line of business of net premiums earned for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$38.1	57.6%	$33.0	57.2%	$5.1	15.4%
Automobile physical damage	28.0	42.4%	24.8	42.8%	3.2	13.1%
Total ACAC Quota Share	$66.1	100.0%	$57.8	100.0%	$8.3	14.4%

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $5.4 million or 14.4% for the three months ended March 31, 2012 compared to the same period in 2011.  Loss ratios remained flat at 64.5% for the three months ended March 31, 2012 and 2011.

Commission and Other Acquisition Expenses -   The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For the three months ended March 31, 2012 and 2011, the acquisition cost ratio of 31.7% and 31.8%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable.
General and Administrative Expenses -  General and administrative expenses decreased by less than $0.4 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

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

The payment of dividends from Maiden Holdings' Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the Bermuda Solvency Capital Requirement. In addition, Maiden Bermuda is also subject to statutory and regulatory restrictions under the Insurance Act 1978 (Bermuda) that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). Maiden Bermuda is also restricted to pay dividends that would result in Maiden Bermuda failing to comply with the enhanced capital requirement ("ECR") as calculated based on the Bermuda Solvency Requirement ("BSCR"). At March 31, 2012, the statutory capital and surplus of Maiden Bermuda was $833.2 million. During 2012 and 2011, Maiden Bermuda paid no dividends to Maiden Holdings.

Maiden Holdings' U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by their states of domicile, which are Missouri and North Carolina, respectively.  In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Maiden US or Maiden Specialty's statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings' cash requirements and ability to make principal, interest and dividend payments on its 2011 and 2012 Senior Notes, Junior Subordinated Debt and common shares. During 2012 and 2011, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay net loss and loss adjustment expenses, interest on debt, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2012 and 2011 is as follows:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
Operating activities	$71.2	$13.7
Investing activities	(168.8)	68.0
Financing activities	91.2	(81.3)
Effect of exchange rate changes on foreign currency cash	2.1	0.8
Total (decrease) increase in cash and cash equivalents	$(4.3)	$1.2

Cash flows provided by operations for the three months ended March 31, 2012 were $71.2 million compared to $13.7 million for the same period in 2011. The increase in the amount of cash provided by operations in the first quarter of 2012 reflects the ongoing growth in the Company during both 2011 and 2012, along with stable combined ratios.  The Company's assets grew by $314.0 million or 9.4% as of March 31, 2012 as compared to December 31, 2011.  The combination of strong premium growth and stable combined ratios should continue to generate positive cash flow from operations resulting in continued growth in the Company's invested assets.

Investing cash flows consist primarily of proceeds on the sale of investments and payments for investments acquired. Net cash from investing activities used $168.8 million during the three months ended March 31, 2012 compared to $68.0 million provided by investing activities for the same period in 2011. Despite the current interest rate environment which continues to provide historically low fixed income yield levels, the Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit. During the three months ended March 31, 2012, the purchases of fixed maturity securities exceeded the proceeds of sales and calls of such instruments by $193.4 million.

Cash flows provided by financing activities were $91.2 million for the three months ended March 31, 2012 compared to $81.3 million used in the same period in 2011.   For the three months ended March 31, 2012, cash provided by financing activities reflects the proceeds from the issuance of the 2012 Senior Notes of $96.9 million offset by $5.8 million in dividends paid to common shareholders, compared to $5.0 million of dividends paid in 2011, respectively. During the first quarter 2011, cash flow used by financing activities also included the repayment of $76.2 million in repurchase agreements.

 Restrictions, Collateral and Specific Requirements

 Maiden Bermuda is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction outside of Bermuda. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the United States in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded by them. Additionally for certain non-U.S. reinsurance contracts the provision of collateral for reinsurance liabilities is required. Under applicable statutory or contractual provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds-withheld arrangements where assets are held by the ceding company.

Maiden Bermuda primarily uses trust accounts and letters of credit to meet collateral requirements, consequently, cash equivalents and investments are pledged in favor of ceding companies and issuing banks.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company's retention of high-quality clients. As a result of the transition of relationships resulting from the GMAC Acquisition, as of March 31, 2012, certain of these liabilities and collateralized arrangements are obligations of Maiden Bermuda while the remainder are obligations of Maiden US.

As of March 31, 2012, total cash and cash equivalents and fixed maturity investments used as collateral were $1,818.3 million compared to $1,586.2 million as of December 31, 2011. The increase was primarily attributable to the increase in assets provided as collateral from the AmTrust Quota Share Reinsurance segment.

  The following table details additional information on those assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$4.6	$678.7	$683.3	$19.4	$624.4	$643.8
Maiden Bermuda	58.1	377.5	435.6	50.8	368.4	419.2
Diversified Reinsurance	62.7	1,056.2	1,118.9	70.2	992.8	1,063.0
Maiden Bermuda	19.5	611.1	630.6	41.7	419.5	461.2
AmTrust Quota Share Reinsurance	19.5	611.1	630.6	41.7	419.5	461.2
Maiden Bermuda	7.8	61.0	68.8	3.0	59.0	62.0
ACAC Quota Share	7.8	61.0	68.8	3.0	59.0	62.0
Total	$90.0	$1,728.3	$1,818.3	$114.9	$1,471.3	$1,586.2

As part of the AmTrust Master Agreement, Maiden Bermuda has also loaned funds totaling $168.0 million as of March 31, 2012 and December 31, 2011, respectively, to AII to satisfy collateral requirements.

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

 IIS Acquisition - Funds Withheld

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

The existing funds withheld amounts ("IIS Funds Withheld") and cash transferred to GMAC IICL are included in the consolidated balance sheet as Funds Withheld.  During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As at March 31, 2012, one contract had not yet been novated and this is expected to occur in 2012. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts. As at March 31, 2012 and December 31, 2011, the IIS Funds Withheld balance consisted of the following:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$30.1	118.7%	$27.3	112.2%
Cash and cash equivalents	4.3	17.0%	2.4	10.1%
Funds held on underlying business	0.6	2.5%	0.6	2.5%
Insurance balances receivable and other	(9.7)	(38.2)%	(6.0)	(24.8)%
Total	$25.3	100.0%	$24.3	100.0%

The fixed maturity portfolio consists primarily of non-U.S. government debt, 100.0% of which is rated AAA as of March 31, 2012 and December 31, 2011.  All corporate bonds held as of March 31, 2012 are investment grade securities.  The fixed maturities consisted of the following:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom government bonds	$23.9	79.4%	$27.3	100.0%
Corporate bonds	6.2	20.6%	—	—%
Total	$30.1	100.0%	$27.3	100.0%

We do not have any non-U.S. government and government related obligations related to Ireland, Italy, Greece, Portugal or Spain as at March 31, 2012 and December 31, 2011. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are substantially considered available-for-sale ("AFS") with an orientation to generating current income. As of March 31, 2012, the weighted average duration of our fixed maturity investment portfolio was 3.2 years and there were approximately $92.9 million of net unrealized gains in the portfolio, compared to a duration of 2.8 years and net AFS  unrealized gains of $63.6 million in the portfolio as of December 31, 2011.   The increased duration during the first quarter 2012 was the result of the Company acquiring certain longer-duration corporate bonds and U.S. Agency mortgage-backed securities and reducing its position in shorter duration municipal bonds.

The Company's available-for-sale fixed maturity investments increased by $178.8 million or 8.8% for the three months ended March 31, 2012 compared to December 31, 2011, which was the result of the Company's continued strong premium growth and stable combined ratios which continue to generate significant positive cash flow from operations. The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value including the average yield and duration at March 31, 2012 and December 31, 2011:

March 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Average yield	Average duration
Available-for-sale securities:	($ in Millions)
U.S. treasury bonds	$42.8	$1.5	$—	$44.3	1.4%	1.9 years
U.S. agency bonds – mortgage-backed	1,070.3	39.9	(0.7)	1,109.5	3.5%	2.8 years
U.S. agency bonds – other	16.7	1.6	—	18.3	0.1%	0.1 years
Non-U.S. government bonds	58.8	1.5	—	60.3	1.0%	3.0 years
Other mortgage-backed securities	9.9	0.2	—	10.1	3.0%	0.8 years
Corporate bonds	843.9	65.5	(17.4)	892.0	4.9%	4.1 years
Municipal bonds	64.2	0.8	—	65.0	1.2%	1.1 years
Total available-for-sale fixed maturities	2,106.6	111.0	(18.1)	2,199.5	3.9%	3.2 years
Other investments	2.2	0.3	(0.1)	2.4
Total investments	$2,108.8	$111.3	$(18.2)	$2,201.9

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Average yield	Average duration
Available-for-sale securities:	($ in Millions)
U.S. treasury bonds	$44.2	$1.8	$—	$46.0	1.8%	2.1 years
U.S. agency bonds – mortgage-backed	928.9	43.3	(0.1)	972.1	3.4%	2.7 years
U.S. agency bonds – other	10.4	0.6	—	11.0	2.6%	1.6 years
Non-U.S. government bonds	52.5	0.1	(0.3)	52.3	1.1%	2.7 years
Other mortgage-backed securities	9.9	—	—	9.9	2.7%	1.6 years
Corporate bonds	742.9	47.7	(30.2)	760.4	4.8%	3.5 years
Municipal bonds	168.3	0.7	—	169.0	0.7%	0.5 years
Total available-for-sale fixed maturities	1,957.1	94.2	(30.6)	2,020.7	3.6%	2.8 years
Other investments	2.0	0.3	(0.1)	2.2
Total investments	$1,959.1	$94.5	$(30.7)	$2,022.9

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If other-than-temporary impairment ("OTTI") exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income ("OCI"), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a non-credit (i.e., recoverable) impairment.

During the three months ended March 31, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at March 31, 2012, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2012.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These activities, which commenced in the second quarter of 2010, are classified as trading for the purpose of augmenting where possible investment returns.  For the three months ended March 31, 2012 and 2011, no realized gains from these trading activities occurred. As at March 31, 2012, the Company maintained one open short position in a U.S. treasury bond valued at $54.4 million. This short position had an unrealized gain of $1.4 million in the three months ended March 31, 2012. These unrealized gains and losses are recorded in net realized and unrealized gains on investment on the Company's condensed consolidated statements of income. This short position is recorded as a liability in the Accrued expenses and other liabilities caption on the Company's condensed consolidated balance sheet as of March 31, 2012.

The following table presents information regarding our available-for-sale securities and other investments that were in an unrealized loss position at March 31, 2012 and December 31, 2011, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
March 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage backed	$100.4	$(0.7)	$—	$—	$100.4	$(0.7)
Corporate bonds	148.3	(7.3)	100.8	(10.1)	249.1	(17.4)
	248.7	(8.0)	100.8	(10.1)	349.5	(18.1)
Other investments	1.4	(0.1)	—	—	1.4	(0.1)
Total temporarily impaired available-for-sale securities and other investments	$250.1	$(8.1)	$100.8	$(10.1)	$350.9	$(18.2)

As at March 31, 2012, there were approximately 29 securities in an unrealized loss position with a fair value of $350.9 million and unrealized losses of $18.2 million. Of these securities, there are 6 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $100.8 million and unrealized losses of $10.1 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage backed	$30.4	$(0.1)	$—	$—	$30.4	$(0.1)
Non-U.S government bonds	43.6	(0.3)	—	$—	43.6	(0.3)
Corporate bonds	227.4	(7.4)	125.1	(22.8)	352.5	(30.2)
	301.4	(7.8)	125.1	(22.8)	426.5	(30.6)
Other investments	1.2	(0.1)	—	—	1.2	(0.1)
Total temporarily impaired available-for-sale securities and other investments	$302.6	$(7.9)	$125.1	$(22.8)	$427.7	$(30.7)

As at December 31, 2011, there were approximately 62 securities in an unrealized loss position with a fair value of $427.7 million and unrealized losses of $30.7 million. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $125.1 million and unrealized losses of $22.8 million.

 The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio (on a fair value basis) as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$37.1	1.7%	$54.3	2.7%
Due after one year through five years	335.2	15.2%	299.9	14.8%
Due after five years through ten years	619.0	28.2%	502.9	24.9%
Due after ten years	88.6	4.0%	181.6	9.0%
	1,079.9	49.1%	1,038.7	51.4%
U.S. agency bonds – mortgage-backed	1,109.5	50.4%	972.1	48.1%
Other mortgage-backed securities	10.1	0.5%	9.9	0.5%
Total	$2,199.5	100.0%	$2,020.7	100.0%

As of March 31, 2012 and December 31, 2011, 99.2% and 99.1%, respectively, of our AFS fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by Standard & Poor's ("S&P") and/or other rating agencies when S&P ratings were not available:

March 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$42.8	$44.3	2.0%
U.S. agency bonds	1,087.0	1,127.8	51.3%
AAA	125.0	129.9	5.9%
AA+, AA, AA-	133.6	140.5	6.4%
A+, A, A-	370.4	381.2	17.3%
BBB+, BBB, BBB-	329.5	358.2	16.3%
BB+ or lower	18.3	17.6	0.8%
Total	$2,106.6	$2,199.5	100.0%

December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$44.2	$46.0	2.3%
U.S. agency bonds	939.3	983.1	48.6%
AAA	160.3	161.9	8.0%
AA+, AA, AA-	151.0	153.3	7.6%
A+, A, A-	327.8	328.4	16.3%
BBB+, BBB, BBB-	316.1	330.2	16.3%
BB+ or lower	18.4	17.8	0.9%
Total	$1,957.1	$2,020.7	100.0%

The majority of the Company's U.S. government agency-based securities holdings are mortgage-backed securities. Additional details on the mortgage-backed securities component of our U.S. government agency-based investment portfolio at March 31, 2012 and December 31, 2011 are provided below:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$168.1	14.9%	$185.3	18.8%
FNMA – fixed rate	578.6	51.3%	487.3	49.6%
FNMA – variable rate	57.2	5.1%	77.8	7.9%
FHLMC – fixed rate	288.7	25.6%	221.7	22.6%
FHLMC – variable rate	16.9	1.5%	—	—%
Total RMBS	1,109.5	98.4%	972.1	98.9%
Total U.S. agency mortgage-backed securities	1,109.5	98.4%	972.1	98.9%
Non-MBS fixed rate agency securities	18.3	1.6%	11.0	1.1%
Total U.S. agency bonds	$1,127.8	100.0%	$983.1	100.0%

The following table provides a summary of changes in fair value associated with the company's U.S. agency mortgage-backed securities portfolio as of March 31, 2012 and December 31, 2011:

	For the Three Months Ended March 31,
	2012	2011
	($ in Millions)
U. S. Agency mortgage-backed securities:
Balance at beginning of period	$972.1	$969.5
Purchases	225.8	63.4
Sales and paydowns	(83.2)	(55.5)
Net realized gains on sales – included in net income	—	0.3
Change in net unrealized losses – included in other comprehensive income	(4.0)	(3.9)
Amortization of bond premium and discount	(1.2)	(1.1)
Balance at end of period	$1,109.5	$972.7

The Company has substantial holdings of corporate securities in 2012 that take advantage of various investment opportunities in this asset class. As of March 31, 2012 and December 31, 2011, 27.3% and 33.0% of its corporate securities were floating rate securities. Security holdings by sector in this asset class as of March 31, 2012 and December 31, 2011 are as follows:

	Ratings*
March 31, 2012	AAA	AA	A	BBB	BB+ or lower	% of Total	Fair Value
							($ in Millions)
Corporate bonds
Financial Institutions	6.8%	8.4%	36.9%	16.5%	0.7%	69.3%	$618.2
Industrials	—%	1.7%	4.0%	21.2%	—%	26.9%	240.1
Utilities/Other	—%	—%	—%	2.5%	1.3%	3.8%	33.7
Total Corporate bonds	6.8%	10.1%	40.9%	40.2%	2.0%	100.0%	$892.0

	Ratings*
December 31, 2011	AAA	AA	A	BBB	BB+ or lower	% of Total	Fair Value
							($ in Millions)
Corporate bonds
Financial Institutions	7.5%	2.6%	36.8%	22.1%	0.8%	69.8%	$531.1
Industrials	—%	3.1%	4.3%	19.0%	—%	26.4%	199.9
Utilities/Other	—%	—%	—%	2.3%	1.5%	3.8%	29.4
Total Corporate bonds	7.5%	5.7%	41.1%	43.4%	2.3%	100.0%	$760.4

*Ratings as assigned by Standard & Poor's ("S&P")

The Company's 10 largest corporate holdings as of March 31, 2012 as carried at fair value and as a percentage of all fixed income securities are as follows:

March 31, 2012	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016	$34.4	1.6%	A-
Citigroup FLT, Due 6/9/2016	23.7	1.1%	BBB+
Northern Rock Asset Mgt., Due 11/16/2020	22.3	1.0%	AAA
Merrill Lynch & Co FLT, Due 6/5/2012	20.0	0.9%	A-
Rabobank Nederland UTREC, Due 2/8/2022	19.3	0.9%	AA
Bear Stearns FLT, Due 11/21/2016	19.1	0.9%	A
SLM Corp FLT, Due 1/27/2014	19.1	0.9%	BBB-
Barclays Bank PLC NY FLT, Due 2/24/2020	18.7	0.8%	A+
JPMorgan Chase & Co FLT, Due 6/13/2016	18.6	0.8%	A
HSBC Financial FLT, Due 6/1/2016	18.1	0.8%	A
Total	$213.3	9.7%

(1) Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domicile with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as at March 31, 2012 and December 31, 2011, municipal securities only composed 3.0% and 8.4% of the Company’s fixed maturity portfolio, respectively.

As at March 31, 2012 and December 31, 2011, we own the following securities not denominated in U.S. dollars:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$106.7	63.9%	$65.7	55.7%
Non-U.S. government bonds	60.3	36.1%	52.3	44.3%
Total	$167.0	100.0%	$118.0	100.0%

The increase in these assets held during 2012 is primarily the result of funds relating to the European Hospital Liability Quota Share, which incepted on April 1, 2011 and under which the Company provides collateral which is denominated in Euro. These securities were invested in the following currencies:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$148.8	89.1%	$107.2	90.8%
Swedish Krona	10.1	6.0%	9.9	8.4%
Australian Dollar	7.1	4.3%	—	—%
British Pound	1.0	0.6%	0.9	0.8%
Total	$167.0	100.0%	$118.0	100.0%

We do not have any government related obligations of Ireland, Italy, Greece, Portugal and Spain as at March 31, 2012 and December 31, 2011. As at March 31, 2012 and December 31, 2011, 91.1% and 90.4% of the Company's non-U.S. government issuers were rated AA or higher by S&P. The three largest non-U.S. government issuers held by the Company as at March 31, 2012 and December 31, 2011 are:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$29.2	48.3%	$28.6	54.6%
Sweden	9.0	14.9%	8.8	16.8%
Netherlands	6.1	10.1%	6.4	12.2%
All other	16.0	26.7%	8.5	16.4%
Total Non-U.S. government bonds	$60.3	100.0%	$52.3	100.0%

For corporate bonds denominated in Euros, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	March 31, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$41.3	38.7%	$22.7	34.5%
AA+ , AA, AA-	7.2	6.7%	13.1	20.0%
A+, A, A-	33.2	31.1%	7.8	11.9%
BBB+, BBB, BBB-	25.0	23.5%	22.1	33.6%
Total corporate bonds	$106.7	100.0%	$65.7	100.0%

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated "A-" (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of 16 rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor's, which is the sixth highest of 21 rating levels.

Other Material Changes in Financial Position

  The following summarizes other material changes in the financial position of the Company as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	($ in Millions)
Reinsurance balances receivable, net	$508.6	$382.7
Prepaid reinsurance premiums	35.9	35.4
Deferred commission and other acquisition expenses	277.5	248.4
Reserve for loss and loss adjustment expenses	(1,460.6)	(1,398.4)
Unearned premiums	(994.7)	(832.0)

In general, the increases in these balances reflect the continued growth of the Company in each of its segments as previously described.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	($ in Millions)
Senior notes	$207.5	$107.5
Junior subordinated debt	126.3	126.3
Maiden shareholders’ equity	810.4	768.6
Total capital resources	$1,144.2	$1,002.4
Ratio of debt to total capital resources	29.2%	23.3%

As of March 31, 2012, our shareholders' equity was $810.4 million, a 5.4% increase compared to $768.6 million as of December 31, 2011. The increase was due primarily to the net income for the three months ended March 31, 2012 of $20.4 million, change in unrealized gains on investments of $29.3 million, offset by losses on cumulative translation adjustment from foreign currencies of $2.5 million and dividends declared of $5.8 million.

On March 27, 2012, the Company, completed an offering of $100.0 million aggregate principal amount of 8.00% 2012 Senior Notes due on March 27, 2042. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. The net proceeds from the 2012 Senior Notes will be used for working capital and general corporate purposes.

On June 24, 2011, the Company completed an offering of $107.5 million aggregate principal amount of 8.25% 2011 Senior Notes due June 15, 2041, including $7.5 million aggregate principal amount of 2011 Senior Notes to be issued and sold by the Company pursuant to the underwriters' exercise in part of their over-allotment option.  The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the 2011 Senior Notes to be redeemed plus accrued and unpaid interest to but excluding the redemption date.

The net proceeds from the 2011 Senior Notes Offering were approximately $104.7 million, after deducting the underwriting discount and estimated offering expenses.  With the underwriters' exercise part of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, in the second quarter of 2011, the Company incurred a non-recurring call premium charge of approximately $15.1 million.  At that time, the Company has also incurred an additional non-recurring non-cash charge of $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering.

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

The net proceeds from the 2012 Senior Notes Offering may be used to repurchase the Company's outstanding 14% Trust Preferred Securities but at the present time, the Company does not anticipate using the proceeds for such purposes. The Company's objective would be to generate recurring interest expense savings that would match or exceed the cost of any such interest penalty. However, it is possible this may not occur depending on market conditions and other factors beyond the Company's control.

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company's earnings over the 30-year term of the Trust Preferred Securities. At March 31, 2012, the unamortized amount carried as a reduction of the Company's liability for the Trust Preferred Securities was $26.2 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

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

For the translation of the Company's subsidiaries' and divisions' financial statements whose functional currency is other than the U.S. dollar, assets and liabilities are converted into U.S. dollars using the rates of exchange in effect at the balance sheet dates, and revenues and expenses are converted using the average foreign exchange rates for the period. The effect of translation adjustments are included in the foreign currency translation adjustment, which is a separate component of accumulated other comprehensive income in shareholders' equity.

Net foreign exchange gains amounted to $1.0 million during the three months ended March 31, 2012 compared to $1.1 million for the same period in 2011.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2012, we had fixed maturity securities with a fair value of $2.2 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2012 to selected hypothetical changes in interest rates, and the associated impact on our stockholders' equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders' equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders' equity as of March 31, 2012.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,039.3	$(160.2)	(19.8)%
100 basis point increase	2,116.1	(83.4)	(10.3)%
No change	2,199.5	—	—%
100 basis point decrease	2,285.7	86.2	10.6%
200 basis point decrease	2,379.6	180.1	22.2%

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

 Counterparty Credit Risk

The concentrations of the Company's counterparty credit risk exposures as of March 31, 2012 have not changed materially compared to December 31, 2011.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At March 31, 2012, 60.1% of the Company's fixed income portfolio was rated AA+ or better (or equivalent rating), 22.8% was rated A- or better and only 0.8% of the Company's fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ (see Investments in Item 2 of Part I of this Form 10-Q), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.6% and 9.7% of the Company's total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company, which is expected to occur during 2011 pursuant to the terms of the IICL Agreement. At March 31, 2012, the IIS Funds Withheld account due from GMAC IICL was $25.3 million, including $30.1 million in segregated investment portfolios which represents collateral pledged to various cedants required by the underlying reinsurance contracts offset by other net liabilities of $4.8 million. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

The Company is subject to the credit risk of this cedant in the event of insolvency or GMAC IICL's failure to honor the value of the funds held balances for any other reason. However, the Company's credit risk is partially mitigated by the fact that the Company generally has the right to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to the cedant for losses payable and other amounts contractually due.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company's brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company's policy, the Company might remain liable to the insured for the deficiency. The Company's exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item1 and 1A of Part I of the Company's Form 10-K, filed on March 13, 2012, respectively, for detailed information on three brokers that accounted for approximately 39.4% of the Company's gross premiums written through brokers in the Diversified Reinsurance segment for the year ended December 31, 2011.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust's U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company's clients at March 31, 2012 were $508.6 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible.  There was no allowance for uncollectible reinsurance balances receivable at March 31, 2012.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $25.9 million at March 31, 2012.  At March 31, 2012, $2.2 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Condensed Consolidated Financial Statements.

The Company is generally able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2012, no hedging instruments have been entered into.

Our principal exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) in the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $14.1 million and $28.2 million, respectively.

Item 4.  Controls and Procedures

Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and has concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective.  During the most recent fiscal quarter, there were no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(a) The 2012 Annual General Meeting of Shareholders of the Company was held on May 2, 2012.

(b) Matters voted on at the meeting and the number of votes cast:

1. To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2013 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	54,595,110	1,839,760	8,178,561
Simcha G. Lyons	52,446,204	3,988,666	8,178,561
Raymond M. Neff	55,186,104	1,248,766	8,178,561
Yehuda L. Neuberger	51,924,910	4,509,960	8,178,561
Steven H. Nigro	55,186,104	1,248,766	8,178,561

2. To elect four directors to the Board of Directors of Maiden Insurance Company Ltd. to serve until the 2013 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
David A. Lamneck	56,052,274	382,596	8,178,561
John M. Marshaleck	56,053,274	381,596	8,178,561
Lawrence F. Metz	56,052,009	382,861	8,178,561
Arturo M. Raschbaum	56,054,614	380,256	8,178,561

3. To elect five directors to the Board of Directors of Maiden Global Holdings, Ltd. to serve until the 2013 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Patrick J. Haveron	56,053,274	381,596	8,178,561
Ronald M. Judd	56,053,274	381,596	8,178,561
John M. Marshaleck	56,053,274	381,596	8,178,561
Lawrence F. Metz	56,052,860	382,010	8,178,561
Arturo M. Raschbaum	56,053,035	381,835	8,178,561

4. To ratify the selections of BDO USA, LLP to serve as the Company's and Maiden Global Holdings, Ltd.'s independent registered public accounting firm for the year ending December 31, 2012, and Arthur Morris and Company as Maiden Insurance Company Ltd.'s independent registered public accounting firm for the year ending December 31, 2012:

Voted For	Voted Against	Abstain
64,468,388	99,423	45,620

Item 6. Exhibits.

Exhibit No.	Description
4.1
Second Supplemental Indenture among Maiden Holdings North America Ltd, Maiden Holdings, Ltd. and Wilmington Trust Company dated as of March 27, 2012 (as filed with the SEC on Form 8-K on March 27, 2012)

31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q, formatted in XBRL (eXtensive Business Reporting Language):  (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
Date: May 10, 2012		/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
Name: John M. Marshaleck Title: Chief Financial Officer
(Principal Financial and Accounting Officer)