Form 10-Q
period 2012-06-30
Maiden Holdings, Ltd.
filed 2012-08-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 3, 2012, the Registrant had one class of Common Stock ($.01 par value), of which 72,261,586 shares were outstanding.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2012: $2,299,444; 2011: $1,957,106)	$2,393,035	$2,020,661
Other investments, at fair value (Cost 2012: $2,408; 2011: $1,955)	2,697	2,192
Total investments	2,395,732	2,022,853
Cash and cash equivalents	58,930	188,082
Restricted cash and cash equivalents	84,417	114,895
Accrued investment income	18,512	13,215
Reinsurance balances receivable, net (includes $233,656 and $178,745 from related parties in 2012 and 2011, respectively)	495,714	423,355
Funds withheld	42,815	42,605
Prepaid reinsurance premiums (includes $2,853 and $7,265 from related parties in 2012 and 2011, respectively)	44,437	35,381
Reinsurance recoverable on unpaid losses (includes $9,512 and $7,207 from related parties in 2012 and 2011, respectively)	46,659	20,289
Loan to related party	167,975	167,975
Deferred commission and other acquisition costs (includes $173,157 and $147,743 from related parties in 2012 and 2011, respectively)	270,024	248,436
Goodwill and intangible assets, net	96,574	98,755
Other assets	30,930	19,270
Total assets	$3,752,719	$3,395,111
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $477,268 and $396,198 from related parties in 2012 and 2011, respectively)	$1,522,770	$1,398,438
Unearned premiums (includes $581,058 and $483,935 from related parties in 2012 and 2011, respectively)	974,277	832,047
Accrued expenses and other liabilities	97,165	161,883
Senior notes	207,500	107,500
Junior subordinated debt	126,289	126,263
Total liabilities	2,928,001	2,626,131
Commitments and Contingencies
EQUITY
Common shares ($0.01 par value; 73,223,918 and 73,183,764 shares issued in 2012 and 2011, respectively; 72,261,582 and 72,221,428 shares outstanding in 2012 and 2011, respectively)	732	732
Additional paid-in capital	579,818	579,004
Accumulated other comprehensive income	95,558	64,059
Retained earnings	152,005	128,648
Treasury shares, at cost (2012 and 2011: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	824,312	768,642
Noncontrolling interest in subsidiaries	406	338
Total equity	824,718	768,980
Total liabilities and equity	$3,752,719	$3,395,111
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Gross premiums written	$445,228	$462,395	$1,058,440	$933,172
Net premiums written	$411,960	$436,966	$1,002,793	$886,466
Change in unearned premiums	25,156	(69,183)	(127,181)	(172,148)
Net premiums earned	437,116	367,783	875,612	714,318
Other insurance revenue	2,274	2,179	7,028	6,834
Net investment income	20,085	19,818	38,522	38,959
Net realized and unrealized (losses) gains on investment	(2,939)	591	(1,574)	638
Total revenues	456,536	390,371	919,588	760,749
Expenses:
Net loss and loss adjustment expenses	300,435	250,599	588,352	471,781
Commission and other acquisition expenses	114,663	105,824	246,921	212,896
General and administrative expenses	15,208	12,839	29,039	25,132
Interest and amortization expenses	9,568	9,292	17,246	18,410
Accelerated amortization of junior subordinated debt discount and issuance cost	—	20,313	—	20,313
Junior subordinated debt repurchase expense	—	15,050	—	15,050
Amortization of intangible assets	1,091	1,259	2,181	2,517
Foreign exchange losses (gains)	874	(939)	(105)	(2,001)
Total expenses	441,839	414,237	883,634	764,098
Income (loss) before income taxes	14,697	(23,866)	35,954	(3,349)
Income taxes:
Current tax (benefit) expense	(155)	211	483	1,096
Deferred tax expense	246	295	487	582
Income tax expense	91	506	970	1,678
Net income (loss)	14,606	(24,372)	34,984	(5,027)
Less: (income) loss attributable to noncontrolling interest	(65)	6	(66)	3
Net income (loss) attributable to Maiden shareholders	$14,541	$(24,366)	$34,918	$(5,024)
Basic earnings (loss) per share attributable to Maiden shareholders	$0.20	$(0.34)	$0.48	$(0.07)
Diluted earnings (loss) per share attributable to Maiden shareholders	$0.20	$(0.34)	$0.48	$(0.07)
Dividends declared per common share	$0.08	$0.07	$0.16	$0.14

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands of U.S. dollars)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income (loss):
Net income (loss)	$14,606	$(24,372)	$34,984	$(5,027)
Other comprehensive income
Net unrealized holding gains on available-for-sale securities arising during the period	803	18,216	30,112	21,762
Adjustment for reclassification of net realized gains recognized in net income	(9)	(93)	(19)	(140)
Foreign currency translation adjustment	3,909	528	1,408	1,915
Other comprehensive income	4,703	18,651	31,501	23,537
Comprehensive income (loss)	19,309	(5,721)	66,485	18,510
Net (income) loss attributable to noncontrolling interest	(65)	6	(66)	3
Other comprehensive loss (income) attributable to noncontrolling interest	6	(7)	(2)	(23)
Comprehensive income attributable to noncontrolling interest	(59)	(1)	(68)	(20)
Comprehensive income (loss) attributable to Maiden shareholders	$19,250	$(5,722)	$66,417	$18,490

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of U.S. dollars)
(Unaudited)

		Maiden Shareholders’ Equity
For the Six Months Ended June 30, 2012	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$768,980	$128,648	$(3,801)	$64,059	$732	$579,004	$338
Exercise of options and issuance of shares	162				—	162	—
Net income	34,984	34,918					66
Change in unrealized gains on investments, net	30,093			30,093			—
Foreign currency translation adjustments	1,408			1,406			2
Share-based compensation expense	652					652	—
Dividends on common shares	(11,561)	(11,561)					—
Ending balance	$824,718	$152,005	$(3,801)	$95,558	$732	$579,818	$406

		Maiden Shareholders’ Equity
For the Six Months Ended June 30, 2011	Total equity	Retained earnings	Treasury shares	Accumulated other comprehensive income	Common shares	Additional paid-in capital	Noncontrolling interest in subsidiaries
Beginning balance	$750,449	$121,775	$(3,801)	$54,334	$731	$577,135	$275
Exercise of options and issuance of shares	91				—	91	—
Net loss	(5,027)	(5,024)					(3)
Change in unrealized gains on investments, net	21,622			21,622			—
Foreign currency translation adjustments	1,915			1,892			23
Share-based compensation expense	678					678	—
Dividends on common shares	(10,097)	(10,097)					—
Ending balance	$759,631	$106,654	$(3,801)	$77,848	$731	$577,904	$295

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$34,984	$(5,027)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,244	5,213
Net realized and unrealized losses (gains) on investments	1,574	(638)
Foreign exchange gains	(105)	(2,001)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	3,798	19,503
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(73,478)	(169,041)
Funds withheld	(932)	16,111
Prepaid reinsurance premiums	(9,056)	(8,563)
Reinsurance recoverable on unpaid losses	(26,367)	(8,931)
Accrued investment income	(5,307)	1,797
Deferred commission and other acquisition costs	(21,786)	(41,037)
Other assets	(10,154)	(3,597)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	126,981	45,244
Unearned premiums	144,080	181,181
Accrued expenses and other liabilities	(1,108)	13,440
Net cash provided by operating activities	166,368	43,654
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(674,238)	(257,268)
Purchases of fixed-maturity securities – trading and short sale	(102,073)	(152,844)
Purchases of other investments	(594)	(834)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	104,125	76,569
Proceeds from sales of fixed-maturity securities – trading and short sales	49,883	103,482
Proceeds from maturities and calls of fixed maturity securities	211,807	243,891
Proceeds from redemption of other investments	160	4,242
Decrease in restricted cash and cash equivalents	30,478	22,549
Purchase of capital assets	(176)	(830)
Net cash (used in) provided by investing activities	(380,628)	38,957
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	96,594	104,689
Repurchase agreements, net	—	(76,225)
Common share issuance	162	91
Dividends paid to shareholders	(11,558)	(10,095)
Net cash provided by financing activities	85,198	18,460
Effect of exchange rate changes on foreign currency cash	(90)	1,134
Net (decrease) increase in cash and cash equivalents	(129,152)	102,205
Cash and cash equivalents, beginning of period	188,082	96,151
Cash and cash equivalents, end of period	$58,930	$198,356
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

1. Basis of Presentation - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries (the "Company" or "Maiden") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP or U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements.

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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance, Accounting Standards Update ("ASU") 2011-05, to increase the prominence of items reported in other comprehensive income by eliminating the option of presenting components of comprehensive income as part of the statement of changes in shareholders' equity.  The updated guidance requires that all non-owner changes in shareholders' equity be presented either as a single continuous statement of comprehensive income or in two separate but consecutive statements. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance is to be applied retrospectively and is effective January 1, 2012, except for the provision requiring entities to present components of reclassifications of other comprehensive income on the face of the income statement, which the FASB voted to defer indefinitely during the fourth quarter of 2011. Early adoption was permitted. The adoption of this guidance resulted in a change in the presentation of the Company's financial statements but did not have any impact on the Company's results of operations, financial position or liquidity.

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 is effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company applied the new provisions of ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, commission and other acquisition costs have increased by $768 and $1,977 and net income attributable to Maiden shareholders decreased by the same amounts for the three and six months ended June 30, 2012, respectively. The impact of the change on basic and diluted earnings per share is a decrease of $0.01 and $0.03 for the three and six months ended June 30, 2012, respectively. The application of the new provisions means that $2,614 of unamortized deferred acquisition costs as of January 1, 2012, that had been deferred under prior guidance, have been determined to no longer be deferrable and will be recognized as an expense over the original amortization period. If the Company had followed ASU 2010-26 in 2011, commission and other acquisition costs would have increased by $426 and $1,850 for the three and six months ended June 30, 2011.

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

Recently Issued Accounting Standards Updates Not Yet Adopted

Qualitative Impairment Test For Indefinite-Lived Intangibles

On July 27, 2012, the FASB issued final guidance adding an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. This ASU 2012-02 is similar to last year's goodwill guidance which allows companies to perform a qualitative assessment to test goodwill for impairment. This guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such as asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

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

3.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale and other investments as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$42,725	$1,538	$—	$44,263
U.S. agency bonds – mortgage-backed	1,009,921	39,721	(506)	1,049,136
U.S. agency bonds – other	16,689	1,620	—	18,309
Non-U.S. government bonds	58,430	219	(847)	57,802
Other mortgage-backed bonds	23,199	157	—	23,356
Corporate bonds	1,029,046	69,655	(18,855)	1,079,846
Municipal bonds	119,434	889	—	120,323
Total available-for-sale fixed maturities	2,299,444	113,799	(20,208)	2,393,035
Other investments	2,408	364	(75)	2,697
Total investments	$2,301,852	$114,163	$(20,283)	$2,395,732

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$44,175	$1,774	$—	$45,949
U.S. agency bonds – mortgage-backed	928,944	43,230	(75)	972,099
U.S. agency bonds – other	10,374	622	—	10,996
Non-U.S. government bonds	52,489	78	(293)	52,274
Other mortgage-backed bonds	9,919	1	—	9,920
Corporate bonds	742,867	47,726	(30,236)	760,357
Municipal bonds	168,338	728	—	169,066
Total available-for-sale fixed maturities	1,957,106	94,159	(30,604)	2,020,661
Other investments	1,955	318	(81)	2,192
Total investments	$1,959,061	$94,477	$(30,685)	$2,022,853

The contractual maturities of our fixed maturities, available-for-sale as of June 30, 2012 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

June 30, 2012	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$43,259	$43,439	1.8%
Due after one year through five years	362,178	359,825	15.0%
Due after five years through ten years	711,615	764,575	32.0%
Due after ten years	149,272	152,704	6.4%
	1,266,324	1,320,543	55.2%
U.S. agency bonds – mortgage-backed	1,009,921	1,049,136	43.8%
Other mortgage-backed bonds	23,199	23,356	1.0%
Total	$2,299,444	$2,393,035	100.0%

The following tables summarize our available-for-sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$65,901	$(506)	$—	$—	$65,901	$(506)
Non – U.S. government bonds	47,696	(847)	—	—	47,696	(847)
Corporate bonds	201,251	(5,710)	130,465	(13,145)	331,716	(18,855)
	314,848	(7,063)	130,465	(13,145)	445,313	(20,208)
Other investments	1,698	(75)	—	—	1,698	(75)
Total temporarily impaired available-for-sale securities and other investments	$316,546	$(7,138)	$130,465	$(13,145)	$447,011	$(20,283)

As at June 30, 2012, there were approximately 64 securities in an unrealized loss position with a fair value of $447,011 and unrealized losses of $20,283. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $130,465 and unrealized losses of $13,145.

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
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2012, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and six months ended June 30, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at June 30, 2012 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2012.

The following summarizes the credit ratings of our fixed maturities:

Rating* as at June 30, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,725	$44,263	1.8%
U.S. agency bonds	1,026,610	1,067,445	44.6%
AAA	172,974	174,777	7.3%
AA+, AA, AA-	182,715	190,412	8.0%
A+, A, A-	409,313	421,664	17.6%
BBB+, BBB, BBB-	446,782	476,569	19.9%
BB+ or lower	18,325	17,905	0.8%
Total	$2,299,444	$2,393,035	100.0%

Rating* as at December 31, 2011	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$44,175	$45,949	2.3%
U.S. agency bonds	939,318	983,095	48.6%
AAA	160,319	161,945	8.0%
AA+, AA, AA-	150,961	153,303	7.6%
A+, A, A-	327,794	328,448	16.3%
BBB+, BBB, BBB-	316,150	330,156	16.3%
BB+ or lower	18,389	17,765	0.9%
Total	$1,957,106	$2,020,661	100.0%

*Ratings as assigned by Standard & Poor’s ("S&P")

(b) Other Investments

The table below shows our portfolio of other investments:

	June 30, 2012		December 31, 2011
Investments in limited partnerships	$2,697	100.0%	$2,192	100.0%
Total other investments	$2,697	100.0%	$2,192	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $3,303 as of June 30, 2012.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

(c) Realized and Unrealized (Losses) Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized and unrealized gains on investment for the three and six months ended June 30, 2012 and 2011:

For the Three Months Ended June 30, 2012	Gross gains	Gross losses	Net
Short sales	$—	$(2,948)	$(2,948)
Other investments	9	—	9
Net realized losses on investment	$9	$(2,948)	$(2,939)

For the Three Months Ended June 30, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$211	$(24)	$187
Trading securities	810	—	810
Other investments	—	(94)	(94)
Net realized gains	1,021	(118)	903
Unrealized losses on trading securities	—	(312)	(312)
Net realized and unrealized gains on investment	$1,021	$(430)	$591

For the Six Months Ended June 30, 2012	Gross gains	Gross losses	Net
Short sales	—	(1,593)	(1,593)
Other investments	20	(1)	19
Net realized losses on investment	$20	$(1,594)	$(1,574)

For the Six Months Ended June 30, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$274	$(40)	$234
Trading securities	810	—	810
Other investments	—	(94)	(94)
Net realized gains	1,084	(134)	950
Unrealized losses on trading securities	—	(312)	(312)
Net realized and unrealized gains on investment	$1,084	$(446)	$638

Proceeds from sales of fixed maturities classified as available-for-sale were $104,125 and $76,569 for the six months ended June 30, 2012 and 2011, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

Net unrealized gains on available-for-sale securities and other investments was as follows:

	June 30, 2012	December 31, 2011
Available-for-sale securities	$93,591	$63,555
Other investments	289	237
Total net unrealized gains	93,880	63,792
Deferred income tax expense	(50)	(55)
Net unrealized gains, net of deferred income tax	$93,830	$63,737
Change in net unrealized gains, net of deferred income tax	$30,093	$8,983

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

	June 30, 2012	December 31, 2011
Restricted cash – third party agreements	$64,337	$67,627
Restricted cash – related party agreements	19,425	46,729
Restricted cash – U.S. state regulatory authorities	655	539
Total restricted cash	84,417	114,895
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2012 – $1,055,937; 2011 – $950,103)	1,093,035	972,130
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2012 – $708,824; 2011 – $458,105)	757,622	485,468
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2012 – $12,751; 2011 – $12,862)	13,567	13,750
Total restricted investments	1,864,224	1,471,348
Total restricted cash and investments	$1,948,641	$1,586,243

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company's liability for securities to be delivered is measured at their fair value and as of June 30, 2012 was $0 (December 31, 2011 - $55,830).  This amount was included in accrued expenses and other liabilities in the condensed consolidated balance sheets.  Collateral of an equivalent amount was pledged to the clearing broker.

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

Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities, U.S. Treasury bonds, and listed derivatives that are actively traded.

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

Examples of assets and liabilities utilizing Level 2 inputs include: listed derivatives that are not actively traded; U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed bonds ("MBS") and asset-backed securities ("ABS"); short-duration high yield fund, and over-the-counter ("OTC") derivatives (e.g. foreign currency options and forward contracts).

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2012.

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

Other mortgage-backed bonds: Other mortgage-backed bonds consist of a commercial mortgage-backed security ("CMBS"). This security is priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

Corporate bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

Senior notes: The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. At June 30, 2012, the fair value of the 8.25% and 8.00% Senior Notes were $112,643 and $102,400, respectively. The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy.

Junior subordinated debt:  The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the debt. At June 30, 2012, the fair value of the debt was $168,468 which was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis as of June 30, 2012 and December 31, 2011:

June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$44,263	$—	$—	$44,263
U.S. agency bonds – mortgage-backed	—	1,049,136	—	1,049,136
U.S. agency bonds – other	—	18,309	—	18,309
Non-U.S.government bonds	—	57,802	—	57,802
Other mortgage-backed bonds	—	23,356	—	23,356
Corporate bonds	—	1,079,846	—	1,079,846
Municipal bonds	—	120,323	—	120,323
Other investments	—	—	2,697	2,697
Total	$44,263	$2,348,772	$2,697	$2,395,732
As a percentage of total assets	1.2%	62.5%	0.1%	63.8%

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$45,949	$—	$—	$45,949
U.S. agency bonds – mortgage-backed	—	972,099	—	972,099
U.S. agency bonds – other	—	10,996	—	10,996
Non-U.S. government bonds	—	52,274	—	52,274
Other mortgage-backed bonds	—	9,920	—	9,920
Corporate bonds	—	760,357	—	760,357
Municipal bonds	—	169,066	—	169,066
Other investments	—	—	2,192	2,192
Total	$45,949	$1,974,712	$2,192	$2,022,853
As a percentage of total assets	1.4%	58.1%	0.1%	59.6%
Liabilities
Securities sold but not yet purchased	$—	$55,830	$—	$55,830
As a percentage of total liabilities	—%	2.1%	—%	2.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
Other investments:	2012	2011
Balance at beginning of period	$2,430	$6,322
Net realized and unrealized gains – included in net income	9	—
Net realized and unrealized losses – included in net income	—	(94)
Change in net unrealized gains – included in other comprehensive income	40	(151)
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	286	593
Sales and redemptions	(68)	(4,708)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,697	$1,962
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Six Months Ended June 30,
Other investments:	2012	2011
Balance at beginning of period	$2,192	$5,847
Net realized and unrealized gains – included in net income	19	—
Net realized and unrealized losses – included in net income	—	(94)
Change in net unrealized gains – included in other comprehensive income	52	83
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	594	834
Sales and redemptions	(160)	(4,708)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,697	$1,962
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

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

The following table shows an analysis of goodwill and intangible assets as of June 30, 2012 and December 31, 2011:

June 30, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(20,865)	30,535	15 years double declining
Net balance	$117,439	$(20,865)	$96,574

December 31, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(18,684)	32,716	15 years double declining
Net balance	$117,439	$(18,684)	$98,755

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three and six months ended June 30, 2012 and 2011. The estimated amortization expenses for the next five years are:

2012	$2,181
2013	3,781
2014	3,276
2015	2,840
2016	2,461

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

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011 and included accrued interest from June 24, 2011. Interest expense for the three and six months ended June 30, 2012 were $2,217 and $4,434, respectively (June 30, 2011 - $173 and $173, respectively), out of which $394 was accrued as of June 30, 2012 (December 31, 2011 - $394).

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after placement agent fees and other expenses of $3,406, and will be used for general corporate purposes and working capital. The issuance costs related to the 2012 Senior Notes were capitalized and will be amortized over the life of the notes.

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012 and will include accrued interest from March 27, 2012. Interest expense for the three and six months ended June 30, 2012 were $2,000 and $2,111, respectively, out of which $111 was accrued as of June 30, 2012.

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

Under the terms of the Trust Preferred Securities, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If the remaining amount of the Trust Preferred Securities were repaid within five years of the date of issuance (adjusted for the $107,500 repurchase of Junior Subordinated Debt, which occurred on July 15, 2011), the additional amount due would be $21,350, which would be a reduction in earnings. Pursuant to separate Guarantee Agreements dated as of January 20, 2009 with Wilmington Trust Company, as guarantee trustee, each of the Company and Maiden NA has agreed to guarantee the payment of distributions and payments on liquidation, repurchase or redemption of the Trust Preferred Securities.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

6. Long-Term Debt (continued)

As a consequence of the issuance of a majority of the Units to a related party under ASC Topic 810 "Consolidation", the Trust is a variable interest entity and the Company is deemed not to be the primary beneficiary of the Trust, therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Junior Subordinated Debt and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14%, with an effective interest rate of 16.95%.

Using the proceeds from the 2011 Senior Notes offering and existing cash, the Company repurchased $107,500 of the Junior Subordinated Debt on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred a repurchase expense in 2011 equivalent to one year's interest expense, or $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to those repurchased Junior Subordinated Debt in 2011 which amounted to $20,313.

As of June 30, 2012, the stated value of the Junior Subordinated Debt was $126,289 which comprises the principal amount of $152,500 and unamortized discount of $26,211. Amortization expense for the three and six months ended June 30, 2012 were $13 and $26, respectively (June 30, 2011 - $19 and $37, respectively).  Interest expense for the three and six months ended June 30, 2012 were $5,338 and $10,675, respectively (June 30, 2011 - $9,100 and $18,200, respectively), out of which $4,448 was accrued as of June 30, 2012 (December 31, 2011 - $4,448).

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to Maiden shareholders	$14,541	$(24,366)	$34,918	$(5,024)
Weighted average number of common shares outstanding – basic	72,258,550	72,118,315	72,242,440	72,112,785
Potentially dilutive securities:
Share options and restricted share units	782,376	827,024	821,219	750,709
Weighted average number of common shares outstanding – diluted	73,040,926	72,945,339	73,063,659	72,863,494
Basic earnings (loss) per share attributable to Maiden shareholders:	$0.20	$(0.34)	$0.48	$(0.07)
Diluted earnings (loss) per share attributable to Maiden shareholders:	$0.20	$(0.34)	$0.48	$(0.07)

As of June 30, 2012, 2,120,257 share options (June 30, 2011 - 2,161,409) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

8. Share Based Compensation

The Company’s 2007 Share Incentive Plan , as amended (the "Plan") provides for grants of share options, restricted shares and restricted share units. The total number of shares currently reserved for issuance under the Plan is 10,000,000 common shares. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation (continued)

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgments and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of approximately $367 and $652 for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $339 and $678, respectively).

The key assumptions used in determining the fair value of options granted in the three and six months ended June 30, 2012 and a summary of the methodology applied to develop each assumption are as follows:

June 30, 2012
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

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three and six months ended June 30, 2012 and 2011.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation (continued)

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2012	2,849,601	$6.55	7.35 years
Granted	27,000	$8.24	9.88 years
Exercised	(4,770)	$3.77	—
Expired	—	$—	—
Forfeited	(1,250)	$7.21	—
Outstanding, June 30, 2012	2,870,581	$6.62	7.13 years

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2011	2,906,065	$6.41	8.13 years
Granted	29,000	$9.09	9.90 years
Exercised	(42,532)	$3.80	—
Expired	—	$—	—
Forfeited	—	$—	—
Outstanding, June 30, 2011	2,892,533	$6.47	7.96 years

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2011	2,916,143	$6.61	7.55 years
Granted	49,500	$8.77	9.78 years
Exercised	(40,154)	$4.06	—
Expired	(51,033)	$9.86	—
Forfeited	(3,875)	$7.14	—
Outstanding, June 30, 2012	2,870,581	$6.62	7.13 years

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2010	2,940,876	$6.41	8.40 years
Granted	36,500	$8.81	9.86 years
Exercised	(43,530)	$3.79	—
Expired	(41,313)	$7.21	—
Forfeited	—	$—	—
Outstanding, June 30, 2011	2,892,533	$6.47	7.96 years

The weighted average grant date fair value was $2.00 and $1.95 for all options outstanding at June 30, 2012 and 2011, respectively. There was approximately $1,927 and $2,748 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of June 30, 2012 and 2011, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Share Based Compensation (continued)

Performance-Based Restricted Share Units (PB-RSUs)

The Compensation Committee of the Board of Directors approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to executive officers and senior Company employees. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Compensation Committee. The first performance cycle is for two years, 2011-2012, and subsequent performance cycles will be for three years. For the period ended June 30, 2012, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target level.

CEO Non-Performance-Based Restricted Share Units

On March 1, 2012, the Compensation Committee of the Board of Directors approved an award of non-performance-based restricted share units to the Company's CEO. The award consists of 86,705 restricted share units which will automatically vest by the end 2014. Each share unit has a fair value of $8.56 which is amortized over 34 months. The unamortized compensation cost related to this grant is $720 as of June 30, 2012.

9. Dividends Declared

On May 2, 2012, the Company's Board of Directors approved a quarterly dividend of $0.08 per common share, payable on July 16, 2012 to shareholders of record on July 2, 2012.

10. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders own or control approximately 60% of the outstanding shares of AmTrust. In addition, the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Michael Karfunkel) (the "Annuity Trust"), currently owns 72.4% of the issued and outstanding common stock of American Capital Acquisition Corp. ("ACAC"), Michael Karfunkel currently owns 27.6% of ACAC's issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC (see below for a description of our common business arrangements with AmTrust and ACAC). Michael Karfunkel is the non-executive chairman of the board of directors of ACAC.

AmTrust

The following describes transactions between the Company and AmTrust and its subsidiaries.

AmTrust Quota Share Reinsurance Agreement

In July 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Insurance Company Ltd. ("Maiden Bermuda"), a wholly owned subsidiary of the Company, and AmTrust's Bermuda subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement") by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by AmTrust's U.S., Irish and U.K. insurance subsidiaries, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and with respect to the current lines of business (excluding personal lines reinsurance business and certain specialty property and casualty lines written in AmTrust's Specialty Risk and Extended Warranty segment which Maiden Bermuda declined to reinsure), excluding risks for which the AmTrust subsidiaries' net retention exceeds $5,000 ("Covered Business"). Effective January 1, 2010, the Company agreed to assume its proportionate share of AmTrust's workers' compensation exposure and shared the benefit of the 2010 excess reinsurance protection. AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Reinsurance Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

Effective April 1, 2011, Maiden Bermuda and AII amended the Reinsurance Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements, and the Reinsurance Agreement was extended by one year to July 14, 2014, and shall automatically renew for successive three-year periods thereafter, unless AII or Maiden Bermuda elects to terminate this Reinsurance Agreement effective as of July 1, 2014 or as of the expiration of any successive three-year period. If the AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholder's equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

The Company recorded approximately $41,250 and $85,129 of ceding commission expense for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $35,437 and $71,243, respectively) as a result of this transaction.

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

The agreement has an initial term of one year, has been automatically renewed for one year, and can be terminated at any April 1 by either party on four months' notice. For the three and six months ended June 30, 2012, the Company recorded approximately $1,242 and $2,434, respectively, (June 30, 2011 - $975 and $975, respectively) of commission expense as a result of this transaction.

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

Effective September 1, 2010, the Company through its indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program ("OPL") and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance to the provisions set forth in the contract. Maiden Specialty recorded approximately $2,734 and $5,034 of premiums earned ceded and $821 and $1,517 of ceding commission for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $1,755 and $2,257 of premiums earned ceded and $542 and $689 of ceding commission, respectively).

Effective September 1, 2010, the Company, through its indirect wholly owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into a reinsurance agreement with Security National Insurance Company ("SNIC"), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $367 and $651 of premiums earned and $90 and $172 of commission expense for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $0 and $7 of premiums earned and $0 and $0.1 of commission expense, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Collateral provided to AmTrust

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Master Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf (a "Letter of Credit"), or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Master Agreement with AII. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and
(c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII.

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as at June 30, 2012 and December 31, 2011 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.

In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month London Interbank Offered Rate ("LIBOR") plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as at June 30, 2012 was approximately $546,709 (December 31, 2011 - $461,216) and the accrued interest was $5,252 (December 31, 2011 - $4,131). (See Note 3(d)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of premium assumed under the contracts. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $2,098 and $4,196 of reinsurance brokerage expense for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $1,704 and $3,135, respectively) and deferred reinsurance brokerage of $5,947 as of June 30, 2012 (December 31, 2011 - $4,891) as a result of these agreements.

The Company paid brokerage fees to AmTrust's subsidiary AmTrust North America of $0 and $0 for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $0 and $37, respectively) for acting as insurance intermediary in relation to certain insurance placements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AIIM , an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $885 and $1,715 of investment management fees for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $776 and $1,569, respectively) as a result of this agreement.

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and will automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the three and six months ended June 30, 2012, the Company recorded an expense of $13 and $32, respectively (June 30, 2011 - $42 and $42, respectively) for the use of the aircraft.

ACAC

The following describes transactions between the Company and ACAC and its subsidiaries:

ACAC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement ("ACAC Quota Share") with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, American Capital Partners Re, Ltd., a Bermuda reinsurer which is a wholly owned indirect subsidiary of the Annuity Trust, and Technology, as reinsurers. The Company has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term.

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

The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. The Company believes that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.

Maiden Bermuda recorded approximately $21,402 and $41,579 of ceding commission expense for the three and six months ended June 30, 2012, respectively (June 30, 2011 - $18,665 and $36,302, respectively) as a result of this transaction.

Other

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company ("New South"), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. For the three and six months ended June 30, 2012, Maiden Specialty recorded approximately $0 and $0 of ceded premium and $0 and $0 of ceding commissions, respectively (June 30, 2011 - $(1.1) and $(0.6) and $0 and $0.2, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

10. Related Party Transactions (continued)

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes, which are fully and unconditionally guaranteed by the Company.  The proceeds from the 8.25% Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities.  The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  American Capital Partners Re, Ltd., an entity owned by the Annuity Trust controlled by Michael Karfunkel  accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011.  George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500, of the principal amount of the 8.25% Senior Notes.  The Company's Audit Committee reviewed and approved ACAC's, AII's, and George Karfunkel's participation in the 8.25% Senior Notes offering.

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

The fee-generating business associated with the acquisition of the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. ("IIS") in 2010 (the “IIS Acquisition”), which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's Condensed Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended June 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$143,981	$195,629	$72,350	$411,960
Net premiums earned	$199,130	$167,816	$70,170	$437,116
Other insurance revenue	2,274	—	—	2,274
Net loss and loss adjustment expenses	(138,420)	(116,755)	(45,260)	(300,435)
Commission and other acquisition expenses	(47,945)	(44,590)	(22,128)	(114,663)
General and administrative expenses	(12,145)	(530)	(194)	(12,869)
Underwriting income	$2,894	$5,941	$2,588	$11,423
Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized losses on investment				17,146
Amortization of intangible assets				(1,091)
Foreign exchange losses				(874)
Interest and amortization expenses				(9,568)
Other general and administrative expenses				(2,339)
Income tax expense				(91)
Income attributable to noncontrolling interest				(65)
Net income attributable to Maiden shareholders				$14,541

Net loss and loss expense ratio*	68.7%	69.6%	64.5%	68.4%
Acquisition cost ratio**	23.8%	26.6%	31.5%	26.1%
General and administrative expense ratio***	6.1%	0.3%	0.3%	3.4%
Combined ratio****	98.6%	96.5%	96.3%	97.9%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the Three Months Ended June 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$158,020	$216,449	$62,497	$436,966
Net premiums earned	$170,288	$136,299	$61,196	$367,783
Other insurance revenue	2,179	—	—	2,179
Net loss and loss adjustment expenses	(116,387)	(94,740)	(39,472)	(250,599)
Commission and other acquisition expenses	(48,257)	(38,116)	(19,451)	(105,824)
General and administrative expenses	(8,309)	(596)	(472)	(9,377)
Underwriting (loss) income	$(486)	$2,847	$1,801	$4,162
Reconciliation to net loss attributable to Maiden shareholders
Net investment income and realized and unrealized gains on investment				20,409
Amortization of intangible assets				(1,259)
Foreign exchange gains				939
Interest and amortization expenses				(9,292)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(3,462)
Income tax expense				(506)
Loss attributable to noncontrolling interest				6
Net loss attributable to Maiden shareholders				$(24,366)

Net loss and loss expense ratio*	67.5%	69.5%	64.5%	67.7%
Acquisition cost ratio**	28.0%	28.0%	31.8%	28.6%
General and administrative expense ratio***	4.8%	0.4%	0.8%	3.5%
Combined ratio****	100.3%	97.9%	97.1%	99.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the Six Months Ended June 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$432,277	$421,644	$148,872	$1,002,793
Net premiums earned	$403,593	$335,695	$136,324	$875,612
Other insurance revenue	7,028	—	—	7,028
Net loss and loss adjustment expenses	(270,812)	(229,611)	(87,929)	(588,352)
Commission and other acquisition expenses	(112,094)	(91,759)	(43,068)	(246,921)
General and administrative expenses	(22,593)	(909)	(367)	(23,869)
Underwriting income	$5,122	$13,416	$4,960	$23,498
Reconciliation to net income attributable to Maiden shareholders
Net investment income and realized losses on investment				36,948
Amortization of intangible assets				(2,181)
Foreign exchange gains				105
Interest and amortization expenses				(17,246)
Other general and administrative expenses				(5,170)
Income tax expense				(970)
Income attributable to noncontrolling interest				(66)
Net income attributable to Maiden shareholders				$34,918

Net loss and loss expense ratio*	66.0%	68.4%	64.5%	66.7%
Acquisition cost ratio**	27.3%	27.3%	31.6%	28.0%
General and administrative expense ratio***	5.5%	0.3%	0.3%	3.2%
Combined ratio****	98.8%	96.0%	96.4%	97.9%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

For the Six Months Ended June 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$416,838	$343,163	$126,465	$886,466
Net premiums earned	$344,522	$250,773	$119,023	$714,318
Other insurance revenue	6,834	—	—	6,834
Net loss and loss adjustment expenses	(226,732)	(168,279)	(76,770)	(471,781)
Commission and other acquisition expenses	(99,677)	(75,353)	(37,866)	(212,896)
General and administrative expenses	(16,337)	(1,264)	(1,015)	(18,616)
Underwriting income	$8,610	$5,877	$3,372	$17,859
Reconciliation to net loss attributable to Maiden shareholders
Net investment income and realized and unrealized gains on investment				39,597
Amortization of intangible assets				(2,517)
Foreign exchange gains				2,001
Interest and amortization expenses				(18,410)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(6,516)
Income tax expense				(1,678)
Loss attributable to noncontrolling interest				3
Net loss attributable to Maiden shareholders				$(5,024)

Net loss and loss expense ratio*	64.5%	67.1%	64.5%	65.4%
Acquisition cost ratio**	28.4%	30.0%	31.8%	29.5%
General and administrative expense ratio***	4.6%	0.6%	0.9%	3.5%
Combined ratio****	97.5%	97.7%	97.2%	98.4%

*	Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue

****	Calculated by adding together net loss and loss expense ratio, acquisition cost ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

June 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$262,587	$143,666	$89,461	$495,714
Funds withheld	42,815	—	—	42,815
Prepaid reinsurance premiums	44,437	—	—	44,437
Reinsurance recoverable on unpaid losses	46,659	—	—	46,659
Deferred commission and other acquisition expenses	96,231	140,611	33,182	270,024
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	96,574	—	—	96,574
Restricted investments and cash	1,177,613	695,158	75,870	1,948,641
Corporate and other assets	1,911	—	—	639,880
Total Assets	$1,768,827	$1,147,410	$198,513	$3,752,719

December 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$244,610	$102,003	$76,742	$423,355
Funds withheld	42,605	—	—	42,605
Prepaid reinsurance premiums	35,381	—	—	35,381
Reinsurance recoverable on unpaid losses	20,289	—	—	20,289
Deferred commission and other acquisition expenses	98,712	120,369	29,355	248,436
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	98,755	—	—	98,755
Restricted investments and cash	1,063,010	461,216	62,017	1,586,243
Corporate and other assets	2,429	—	—	772,072
Total Assets	$1,605,791	$851,563	$168,114	$3,395,111

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012		2011
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$35,855	8.7%	$49,441	11.3%
Casualty	82,762	20.1%	76,785	17.6%
Accident and Health	5,838	1.4%	5,834	1.3%
International	19,526	4.7%	25,960	6.0%
Total Diversified Reinsurance	143,981	34.9%	158,020	36.2%
AmTrust Quota Share Reinsurance
Small Commercial Business	81,882	19.9%	54,942	12.5%
Specialty Program	26,758	6.5%	26,961	6.2%
Specialty Risk and Extended Warranty	86,989	21.1%	134,546	30.8%
Total AmTrust Quota Share Reinsurance	195,629	47.5%	216,449	49.5%
ACAC Quota Share
Automobile Liability	35,401	8.6%	35,461	8.1%
Automobile Physical Damage	36,949	9.0%	27,036	6.2%
Total ACAC Quota Share	72,350	17.6%	62,497	14.3%
	$411,960	100.0%	$436,966	100.0%

	For the Six Months Ended June 30,
	2012		2011
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$115,961	11.6%	$121,704	13.7%
Casualty	234,701	23.4%	207,803	23.4%
Accident and Health	25,310	2.5%	23,541	2.7%
International	56,305	5.6%	63,790	7.2%
Total Diversified Reinsurance	432,277	43.1%	416,838	47.0%
AmTrust Quota Share Reinsurance
Small Commercial Business	172,174	17.2%	116,612	13.1%
Specialty Program	48,946	4.9%	35,432	4.0%
Specialty Risk and Extended Warranty	200,524	20.0%	191,119	21.6%
Total AmTrust Quota Share Reinsurance	421,644	42.1%	343,163	38.7%
ACAC Quota Share
Automobile Liability	79,269	7.9%	72,208	8.2%
Automobile Physical Damage	69,603	6.9%	54,257	6.1%
Total ACAC Quota Share	148,872	14.8%	126,465	14.3%
	$1,002,793	100.0%	$886,466	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Segments (continued)

	For the Three Months Ended June 30,
	2012		2011
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$55,903	12.8%	$43,944	11.9%
Casualty	111,008	25.4%	92,254	25.1%
Accident and Health	10,727	2.5%	11,448	3.1%
International	21,492	4.9%	22,642	6.2%
Total Diversified Reinsurance	199,130	45.6%	170,288	46.3%
AmTrust Quota Share Reinsurance
Small Commercial Business	69,907	16.0%	51,297	13.9%
Specialty Program	22,948	5.2%	20,108	5.5%
Specialty Risk and Extended Warranty	74,961	17.1%	64,894	17.7%
Total AmTrust Quota Share Reinsurance	167,816	38.3%	136,299	37.1%
ACAC Quota Share
Automobile Liability	36,657	8.4%	34,967	9.5%
Automobile Physical Damage	33,513	7.7%	26,229	7.1%
Total ACAC Quota Share	70,170	16.1%	61,196	16.6%
	$437,116	100.0%	$367,783	100.0%

	For the Six Months Ended June 30,
	2012		2011
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$114,051	13.0%	$89,396	12.5%
Casualty	214,987	24.6%	177,959	24.9%
Accident and Health	21,371	2.4%	23,099	3.2%
International	53,184	6.1%	54,068	7.6%
Total Diversified Reinsurance	403,593	46.1%	344,522	48.2%
AmTrust Quota Share Reinsurance
Small Commercial Business	136,799	15.6%	100,499	14.1%
Specialty Program	50,586	5.8%	36,513	5.1%
Specialty Risk and Extended Warranty	148,310	16.9%	113,761	15.9%
Total AmTrust Quota Share Reinsurance	335,695	38.3%	250,773	35.1%
ACAC Quota Share
Automobile Liability	74,794	8.6%	68,020	9.5%
Automobile Physical Damage	61,530	7.0%	51,003	7.2%
Total ACAC Quota Share	136,324	15.6%	119,023	16.7%
	$875,612	100.0%	$714,318	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Subsequent Events

On August 7, 2012, the Company's Board of Directors authorized a quarterly dividend of $0.08 per common share, payable on October 1, 2012 to shareholders of record on October15, 2012.

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

 Introduction

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our annualized revenue to an amount in excess of $1.7 billion while strongly positioning our capital both in the U.S. and internationally. These transactions have included the AmTrust Quota Share, the GMAC Acquisition, the TRUPS Offering and the ACAC Quota Share. More recent significant developments have included:

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. ("IIS") in 2010 (the “IIS Acquisition”); and

•
Completing a public debt offering of $107.5 million in June 2011 ("2011 Senior Notes") and repurchasing a like amount of our outstanding junior subordinated debt in July 2011. The 2011 Senior Notes trade on the New York Stock Exchange under the symbol "MHNA."

•
Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The 2012 Senior Notes trade on the New York Stock Exchange under the symbol "MHNB." The net proceeds of $96.6 million have been used for working capital and general corporate purposes.

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

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. As of June 30, 2012, we had approximately $3.8 billion in total assets, $824.3 million of shareholders' equity and $1.2 billion in total capital, which includes shareholders' equity, senior notes and junior subordinated debt.

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

While natural and man-made catastrophes occur each year that affect reinsurance industry results, in both 2010 and 2011 the insurance and reinsurance industry experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. Consistent with our business model, the Company only experienced modest losses from the 2010 and 2011 global catastrophe events. However, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the Company's results. Other U.S.-based catastrophe experience in 2011 and in the first six months of 2012 was within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts. Despite this elevated level of weather losses in the second quarter of 2011, consistent with its operating model, Maiden maintained profitable underwriting results throughout 2011.

In the first six months of 2012, meaningful global and U.S. catastrophe losses declined from the levels of the past two years and industry financial results, taken as a whole, have improved compared to 2010 and 2011. However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities; yields on these securities have continued to decline and are at historically low levels. Interest rates are widely forecast to persist at such levels for the foreseeable future. Continued existence of these conditions is likely to adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions may not be supportive of sustained, longer-term additional pricing measures which would stabilize underwriting trends.

Despite the combined financial impact of these events, capital positions across the insurance and reinsurance industry continue to appear to remain adequate at present. Although the ultimate impact of recent catastrophe activity and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance through the first half of 2012, broad industry conditions brought about by these events are potentially supportive of improved pricing in the near term. However, the scope and tenure of any improved pricing environment is less certain. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that if such catastrophe events continue at a high rate and the investment environment remains unfavorable, they could have a significant positive effect on competition and pricing. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

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

Maiden NA has listed the 2011 Senior Notes on the New York Stock Exchange and trading commenced on July 21, 2011 under the symbol "MHNA."

Total net proceeds from the offering were approximately $104.7 million, after deducting the underwriting discount and offering expenses paid by Maiden NA and the Company. The net proceeds were used to repurchase a portion of the TRUPS Offering securities.  The Company repurchased $107.5 million of junior subordinated debt issued in the TRUPS Offering securities on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, the Company incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in the Company's 2011 results of operations.  The Company will save approximately $6.2 million annually as a result of the refinancing, and approximately $15.9 million from the closing of the 2011 Senior Notes offering until January 20, 2014, the date on which the repurchase or redemption penalty associated with the TRUPS Offering expires.  As a result of the repurchase, the Company also incurred an additional non-recurring non-cash charge of approximately $20.3 million in 2011, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.

In March 2012, the Company, through Maiden NA, issued $100.0 million principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. The net proceeds from the 2012 Senior Notes of $96.6 million has been used for working capital and general corporate purposes.

Maiden NA has listed the 2012 Senior Notes on the New York Stock Exchange and trading commenced on March 29, 2012 under the symbol "MHNB."

IIS Acquisition

On November 30, 2010, we acquired the majority of the reinsurance-related infrastructure, assets and liabilities of IIS. IIS is based in the United Kingdom. The IIS Acquisition included the following primary components:

•
A renewal rights agreement under which Maiden Bermuda underwrites certain assumed reinsurance business written by GMAC International Insurance Company, Ltd. ("GMAC IICL"), which covers primarily personal auto and credit life coverages offered by primary insurers in association with programs IIS designs and implements for original equipment automobile manufacturers;

•
The "IICL Agreement" under which Maiden Bermuda reinsures all of the existing contracts written by GMAC IICL pursuant to a loss portfolio transfer; under the purchase agreement, all future contracts are now underwritten by Maiden Bermuda;

•
The acquisition of GMAC VersicherungsService GmbH ("GMAC VS"), an insurance producer based in Germany which supports sales of primary personal auto insurance through participating automobile dealerships and original equipment automobile manufacturers; and

•
The acquisition of GMAC Life Försäkrings AB ("GMAC LF"), a credit life insurer domiciled in Sweden which writes certain credit life insurance in association through automobile financings offered through participating automobile dealerships and original equipment automobile manufacturers and which has been renamed Maiden LF.

According to the loss portfolio transfer provisions of the IICL Agreement, the Company assumed the loss reserves of $98.8 million associated with the GMAC IICL business as of November 30, 2010. The Company also assumed unearned premium, net of acquisition costs, of approximately $19.5 million.

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL. Actual assets in support of the liabilities assumed under the IICL Agreement were transferred to the Company when the subject individual agreements were novated to Maiden Bermuda. The substantial majority of subject contracts have been novated as at June 30, 2012. Please refer to the section entitled "IIS Acquisition — Funds Withheld" in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for further information.

As a result of the assumption of these liabilities, at November 30, 2010, the underlying assets in support of these collateral arrangements totaled $141.8 million. The Company now assumes one hundred percent (100%) of all premiums and losses for which GMAC IICL is otherwise entitled to or liable in respect of the reinsurance contracts.

We are paying a fee to GMAC IICL for the right to renew the expiring contracts, subject to certain minimum payments at close, over a three-year period commencing November 30, 2010.

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

On September 1, 2011, in exchange for a 10% interest in GMAC VS, we entered into cooperation agreements with the VDOH Wirtschaftsdienst GmbH ("Opel Dealer Association") in Germany and the German auto manufacturer Adam Opel AG ("Opel"). We also renamed GMAC VS “Opel Händler VersicherungsService GmbH” or "OVS". The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and the Company via OVS, respectively.

Second Quarter and Six Months Ended June 30, 2012 Financial Highlights

Consolidated Results of Operations

•
Net income attributable to Maiden shareholders of $14.5 million, or $0.20 basic and diluted earnings per share for the three months ended June 30, 2012 compared to a net loss of $24.4 million, or $0.34 basic and diluted loss per share for the same period in 2011.

•
Net income attributable to Maiden shareholders of $34.9 million, or $0.48 basic and diluted earnings per share for the six months ended June 30, 2012 compared to a net loss of $5.0 million, or $0.07 basic and diluted loss per share for the same period in 2011.

•
Operating earnings(1) of $19.7 million, or $0.27 basic and diluted operating earnings per share(1) for the three months ended June 30, 2012 compared to $11.2 million, or $0.16 basic and $0.15 diluted earnings per share for the same period in 2011.

•
Operating earnings(1) of $39.1 million, or $0.54 basic and $0.53 diluted operating earnings per share(1) for the six months ended June 30, 2012 compared to $31.0 million, or $0.43 basic and diluted earnings per share for the same period in 2011.

•	Gross premiums written of $445.2 million and $1,058.4 million for the three and six months ended June 30, 2012, a 3.7% decrease and 13.4% increase over the same periods in 2011, respectively.

•	Net premiums earned of $437.1 million and $875.6 million for the three and six months ended June 30, 2012, a 18.9% and 22.6% increase over the same periods in 2011, respectively.

•
Underwriting income(2) of $11.4 million and $23.5 million and a combined ratio(2) of 97.9% for the three and six months ended June 30, 2012 compared to $4.2 million and $17.9 million and 99.8% and 98.4%, respectively for the same periods in 2011.

•	Net investment income of $20.1 million and $38.5 million for the three and six months ended June 30, 2012, a 1.3% increase and 1.1% decrease over the same periods in 2011, respectively.

Consolidated Financial Condition

•	Annualized operating return on equity(1) of 9.9% for the six months ended June 30, 2012 compared to 8.3% for the same period in 2011.

•	Common shareholders’ equity of $824.3 million; book value per common share of $11.41.

•	Total cash and investments of $2.5 billion; fixed maturities comprise 94.2% of total invested assets, of which 54.6% have a credit rating of AA+ or better and an overall average credit rating of AA-.

•	Total assets of $3.8 billion.

•	Reserve for loss and loss adjustment expenses of $1.5 billion.

•	Total debt of $333.8 million and a debt to total capitalization ratio of 28.8%.

(1)
Operating earnings, operating earnings per share and operating return on equity are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Underwriting income and combined ratio are operating metrics. See “Non-GAAP Financial Measures” for additional information.

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations, including the following:

•	For 2011, we exclude transaction expenses related to the IIS Acquisition, as these are non-recurring; and

•
In 2011, we exclude the junior subordinated debt repurchase expense and the accelerated amortization of junior subordinated debt discount and issuance costs resulting from the 2011 Senior Notes offering.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net income (loss) attributable to Maiden shareholders	$14.5	$(24.4)	$34.9	$(5.0)
Add (subtract):
Net realized and unrealized losses (gains) on investment	2.9	(0.6)	1.5	(0.6)
Foreign exchange losses (gains)	0.9	(0.9)	(0.1)	(2.0)
Amortization of intangible assets	1.1	1.3	2.2	2.5
Junior subordinated debt repurchase expense	—	15.1	—	15.1
Accelerated amortization of junior subordinated debt discount and issuance cost	—	20.3	—	20.3
Non-recurring general and administrative expenses relating to IIS Acquisition	—	0.1	—	0.1
Non-cash deferred tax expense	0.3	0.3	0.6	0.6
Operating earnings attributable to Maiden shareholders	$19.7	$11.2	$39.1	$31.0
Operating earnings per common share:
Basic operating earnings per share	$0.27	$0.16	$0.54	$0.43
Diluted operating earnings per share	$0.27	$0.15	$0.53	$0.43

Operating Return on Equity ("Operating ROE"): Management uses operating return on average shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROE for the three and six months ended June 30, 2012 and 2011 is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Operating earnings attributable to Maiden shareholders	$19.7	$11.2	$39.1	$31.0

Opening Maiden shareholders’ equity	$810.4	$769.7	$768.6	$750.2
Ending Maiden shareholders’ equity	$824.3	$759.3	$824.3	$759.3
Average Maiden shareholders’ equity	$817.4	$764.5	$796.5	$754.8

Operating return on equity	2.4%	1.5%	4.9%	4.1%
Annualized operating return on equity	9.7%	5.9%	9.9%	8.3%

The increase in Operating ROE for the three and six months ended June 30, 2012 compared to the same periods in 2011 is primarily the result of higher operating earnings as a result of lower combined ratios in 2012. These improved results were offset by strong growth in shareholders' equity resulting from the higher earnings and increased other comprehensive income brought about by the $30.1 million increase in unrealized gains on the Company's investment portfolio for the six months ended June 30, 2012.

Book Value per Share:  Management uses growth in book value per share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per share ultimately translates into growth in the Company’s stock price. Book value per share is calculated using common shareholders’ equity divided by the number of common shares outstanding. Book value per share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per share as at June 30, 2012 and December 31, 2011 is computed as follows:

	June 30, 2012	December 31, 2011
	($ in Millions)
Ending Maiden shareholders’ equity	$824.3	$768.6
Common shares outstanding	72,261,582	72,221,428
Book value per share	$11.41	$10.64

The increase in Maiden shareholders' equity was due to net income for the six months ended June 30, 2012 of $34.9 million, change in unrealized gains on investments of $30.1 million and foreign currency translation adjustment of $1.4 million offset by dividends declared of $11.6 million.

Certain Operating Measures

Underwriting Income and Combined Ratio:   The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition costs and general and administrative expenses are less than the premiums earned on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting losses and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net earned premium and is the monetized equivalent of the combined ratio.

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

 Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with Note 2, Recent Accounting Pronouncements in this Form 10-Q and Note 2, Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31,

2011, filed with the SEC.  There were no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

Net Income

The following table sets forth our selected Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Gross premiums written	$445.2	$462.4	$1,058.4	$933.2
Net premiums written	$412.0	$437.0	$1,002.8	$886.5
Net premiums earned	$437.1	$367.8	$875.6	$714.3
Other insurance revenue	2.3	2.2	7.0	6.8
Net loss and loss adjustment expenses	(300.4)	(250.6)	(588.3)	(471.7)
Commission and other acquisition expenses	(114.7)	(105.8)	(247.0)	(212.9)
General and administrative expenses	(12.9)	(9.4)	(23.8)	(18.6)
Total underwriting income	11.4	4.2	23.5	17.9
Other general and administrative expenses	(2.3)	(3.4)	(5.2)	(6.5)
Net investment income	20.1	19.8	38.5	39.0
Net realized and unrealized (losses) gains on investment	(2.9)	0.6	(1.5)	0.6
Junior subordinated debt repurchase expense	—	(15.1)	—	(15.1)
Accelerated amortization of junior subordinated debt discount and issuance cost	—	(20.3)	—	(20.3)
Amortization of intangible assets	(1.1)	(1.3)	(2.2)	(2.5)
Foreign exchange (losses) gains	(0.9)	0.9	0.1	2.0
Interest and amortization expenses	(9.6)	(9.3)	(17.2)	(18.4)
Income tax expense	(0.1)	(0.5)	(1.0)	(1.7)
Income attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Net income (loss) attributable to Maiden shareholders	$14.5	$(24.4)	$34.9	$(5.0)
Ratios
Net loss and loss expense ratio	68.4%	67.7%	66.7%	65.4%
Acquisition cost ratio	26.1%	28.6%	28.0%	29.5%
General and administrative expense ratio	3.4%	3.5%	3.2%	3.5%
Expense ratio	29.5%	32.1%	31.2%	33.0%
Combined ratio	97.9%	99.8%	97.9%	98.4%

Net income attributable to Maiden shareholders for the three and six months ended June 30, 2012 was $14.5 million and $34.9 million compared to a net loss of $24.4 million and $5.0 million for the same periods in 2011, respectively. The loss in both periods in 2011 was the result of charges related to the 2011 Senior Notes offering which includes $15.1 million of junior subordinated debt repurchases expense and $20.3 million of accelerated amortization of subordinated debt discount and issuance costs.

Excluding these items, net income was modestly higher in both periods reported in 2012 compared to 2011 primarily as a result of improved underwriting, which were partially offset by realized losses on investments from trading activities. The 2011 underwriting results include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter of 2011, net of the Company’s quarterly provisions for normalized catastrophe activity.

Comparison of Three and Six Months Ended June 30, 2012 and 2011

Net Premiums Written -  Net premiums written decreased by $25.0 million or 5.7% and increased by $116.3 million or 13.1% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The following table details the mix of our business on a net premiums written basis:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$144.0	34.9%	$158.0	36.2%	$(14.0)	(8.9)%
AmTrust Quota Share Reinsurance	195.6	47.5%	216.5	49.5%	(20.9)	(9.6)%
ACAC Quota Share	72.4	17.6%	62.5	14.3%	9.9	15.8%
Total	$412.0	100.0%	$437.0	100.0%	$(25.0)	(5.7)%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$432.3	43.1%	$416.8	47.0%	$15.5	3.7%
AmTrust Quota Share Reinsurance	421.6	42.1%	343.2	38.7%	78.4	22.9%
ACAC Quota Share	148.9	14.8%	126.5	14.3%	22.4	17.7%
Total	$1,002.8	100.0%	$886.5	100.0%	$116.3	13.1%

The changes in net premiums written were primarily the result of the following:

•
Continued underwriting discipline by Maiden US -  Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition and Maiden US wrote fewer new accounts during the second quarter 2012 although it did continue to increase its participation on certain existing accounts. As a result, there was a smaller increase in premiums written for the three months ended June 30, 2012 of $0.2 million or 0.2% compared to the same period in 2011. This compares with faster growth of $38.8 million, or 11.8% for the six months ended June 30, 2012, compared to the same period in 2011. In both the three and six months ended June 30, 2012, the increased writings by Maiden US were offset by reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts were reduced in size or were non-renewed.

•
Growth on recurring business in the AmTrust Quota Share Reinsurance segment - The results for both periods in 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $25.0 million or 14.7% and $124.4 million or 41.9% for the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively. This increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

•
Growth in the ACAC Quota Share segment - For the three and six months ended June 30, 2012, net premiums written increased by $9.9 million and $22.4 million, or 15.8% and 17.7%, respectively, compared to the same periods in 2011.

Net Premiums Earned -  Net premiums earned increased by $69.3 million and $161.3 million or 18.9% and 22.6% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The following table details the mix of our business on a net premiums earned basis:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$199.1	45.6%	$170.3	46.3%	$28.8	16.9%
AmTrust Quota Share Reinsurance	167.8	38.3%	136.3	37.1%	31.5	23.1%
ACAC Quota Share	70.2	16.1%	61.2	16.6%	9.0	14.7%
Total	$437.1	100.0%	$367.8	100.0%	$69.3	18.9%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$403.6	46.1%	$344.5	48.2%	$59.1	17.1%
AmTrust Quota Share Reinsurance	335.7	38.3%	250.8	35.1%	84.9	33.9%
ACAC Quota Share	136.3	15.6%	119.0	16.7%	17.3	14.5%
Total	$875.6	100.0%	$714.3	100.0%	$161.3	22.6%

 The increase in net premiums earned was primarily the result of:

•
Growth in Maiden US business - Continued underwriting discipline and strong organic premium written growth in 2011 and 2012 resulted in increased earned premiums by Maiden US of $35.0 million or 25.0% and $66.8 million or 24.3% during the three and six months ended June 30, 2012, respectively compared to the same periods in 2011. This growth in Maiden US was partially offset in both periods by reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts reduced in size or were non-renewed.

•
Growth in the AmTrust Quota Share Reinsurance segment - The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $5.3 million and $29.2 million for the three and six months ended June 30, 2012, respectively, while the business assumed under the Master Agreement increased $26.2 million or 22.4% and $55.7 million or 24.1% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

•
Growth in the ACAC Quota Share segment - For the three and six months ended June 30, 2012 net premiums earned increased by $9.0 million or 14.7% and $17.3 million or 14.5%, respectively, compared to the same periods in 2011.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue assumed by the Company and consists primarily of commissions in German auto business products and increased 4.4% and 2.8% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Net Investment Income -  Net investment income increased by $0.3 million and decreased by $0.5 million, or 1.3% and 1.1%, for the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively. The following table details the Company's average invested assets and average book yield for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Average invested assets	$2,664.8	$2,238.3	$2,590.5	$2,209.6
Average book yield*	3.0%	3.5%	3.0%	3.5%

*Ratio of net investment income over average invested assets, at fair value, including cash and cash equivalents and loan to related party.

Continued growth in the overall book of business in all segments as described herein, combined with strongly positive cash flow from operations during both the three and six month periods in 2012 contributed to the 19.1% and 17.2% growth in invested assets in those periods, respectively. Despite the Company reducing the amount of cash held during the second quarter and investing in longer term assets, the continuing decline in interest rates to historically low levels continue to reduce the Company's overall portfolio yield.

As a result, despite the increase in invested assets, the low interest rate environment has continued to limit the growth of investment income in both the three and six months ended June 30, 2012 as compared to the same periods in 2011. This has been further offset by increases in prepayments of the Company's Agency mortgage-backed securities portfolio, resulting in increased levels of amortization of bond premiums, which has reduced investment income in both periods in 2012 as compared to the same periods in 2011. Finally, investment income in the three and six months ended June 30, 2012 were reduced by interest expense on a short trading position in a U.S. treasury bond which totaled $0.4 million and $0.8 million for those periods, respectively. The short position which resulted in those costs was closed on June 28, 2012, after having been opened on July 12, 2011.

Net Realized and Unrealized Investment Gains - Net realized and unrealized losses on investments were $2.9 million and $1.5 million for the three and six months ended June 30, 2012, respectively, compared to net realized and unrealized gains of $0.6 million and $0.6 million for the three and six months ended June 30, 2011, respectively.  Please refer to Investments on page 56 for further information.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $49.8 million and $116.6 million, or 19.9% and 24.7% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.   The Company's loss ratio for the three and six months ended June 30, 2012 increased to 68.4% and 66.7% from 67.7% and 65.4%, respectively, for the same periods in 2011. The increased loss ratios were primarily the result of lower amortization of deferred gains in 2012 compared to 2011. The Company amortized gains as a reduction of losses assumed from the IIS and GMAC Re Acquisitions were $5.7 million and $7.3 million for the three and six months ended June 30, 2012, compared to $7.4 million and $15.0 million for the same periods in 2011, respectively. The 2011 results and loss ratio include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter of 2011, net of the Company’s quarterly provisions for normalized catastrophe activity. These losses increased the 2011 loss ratios by 5.5% and 2.7% for the three and six months ended June 30, 2011, respectively.

  Commission and Other Acquisition Expenses -   Commission and other acquisition expenses increased by $8.9 million and $34.1 million, or 8.4% and 16.0% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The acquisition cost ratio decreased to 26.1% and 28.0% for the three and six months ended June 30, 2012 compared to 28.6% and 29.5% for the same periods in 2011, respectively. This reflects both the growth in earned premium and modifications to ceding commission made under the Master Agreement offset by the lower ceding commission and profit share under the European Hospital Liability Quota Share, effective April 1, 2011 and discussed in further detail in that segment's results of operations. This decrease is partially offset by Maiden US continuing to experience an increase in business written on a pro rata basis. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred acquisition costs in the first quarter of 2012, acquisition expenses increased an additional $0.8 million and $2.0 million during the three and six months ended June 30, 2012, over the same periods in 2011.

General and Administrative Expenses -  General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income.  General and administrative expenses consist of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
General & administrative expenses – segments	$12.9	$9.4	$23.8	$18.6
General & administrative expenses – corporate	2.3	3.4	5.2	6.5
Total general & administrative expenses	$15.2	$12.8	$29.0	$25.1

Total general and administrative expenses increased by $2.4 million and $3.9 million, or 18.5% and 15.5% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The general and administrative expense ratio, which is a measure of the Company's efficiency, were 3.4% and 3.2% for the three and six months ended June 30, 2012 compared to 3.5% for both periods in 2011, respectively.   The decrease in the three and six month periods reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expenses -   The interest expense for the three and six months ended June 30, 2012 and 2011 consists of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Junior Subordinated Debt	$5.4	$9.1	$10.7	$18.2
Senior Notes	4.2	0.2	6.5	0.2
Total	$9.6	$9.3	$17.2	$18.4

The increase in interest expense for the three months ended June 30, 2012 compared to the same period in 2011 was due to the issuance of the 2012 Senior Notes during the first quarter 2012. The decrease in interest expense for the six months ended June 30, 2012 was due to the repurchase on July 15, 2011 of $107.5 million of the Junior Subordinated Debt , the repurchase of which was financed with the issuance of the 2011 Senior Notes. These savings were partially offset by the additional interest incurred on the 2012 Senior Notes.

The weighted average interest rate were 11.47% and 12.04% for the three and six months ended June 30, 2012 compared to 16.72% and 16.83% for the same periods in 2011, respectively.

Income Taxes - The Company incurred $0.1 million and $1.0 million in income taxes for the three and six months ended June 30, 2012 compared to $0.5 million and $1.7 million in the same periods in 2011, respectively, primarily relating to current income taxes in certain foreign jurisdictions.

Underwriting Results by Segment

The results of operations for our three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.

Diversified Reinsurance Segment

The combined ratio was 98.6% and 98.8% for the three and six months ended June 30, 2012 compared to 100.3% and 97.5% for the same periods in 2011, respectively. In addition, the 2011 results included the underwriting impact of U.S. storm activity which increased the combined ratio by 5.5% and 2.7% for the three and six months ended June 30, 2011, respectively. In addition, in 2012, the implementation of the new accounting standard for deferred acquisition costs increased the combined ratio for the segment by 0.4% and 0.5% for the three and six months ended June 30, 2012, respectively.

Excluding these items, the combined ratio was 98.2% and 98.3% for the three and six months ended June 30, 2012 compared to 94.8% and 94.8% for the same periods in 2011, respectively. The higher combined ratios for both periods in 2012 was primarily the result of lower amortization of deferred gains from the IIS Acquisition and the GMAC Acquisition. In addition the higher combined ratio in 2012, as adjusted, was due primarily to higher losses from business written by Maiden Bermuda and a decline in international underwriting results primarily in that business's German auto line.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net premiums written	$144.0	$158.0	$432.3	$416.8
Net premiums earned	$199.1	$170.3	$403.6	$344.5
Other insurance revenue	2.3	2.2	7.0	6.8
Net loss and loss adjustment expenses	(138.4)	(116.4)	(270.8)	(226.7)
Commission and other acquisition expenses	(47.9)	(48.3)	(112.1)	(99.7)
General and administrative expenses	(12.2)	(8.3)	(22.6)	(16.3)
Underwriting income (loss)	$2.9	$(0.5)	$5.1	$8.6
Ratios
Net loss and loss expense ratio	68.7%	67.5%	66.0%	64.5%
Acquisition cost ratio	23.8%	28.0%	27.3%	28.4%
General and administrative expense ratio	6.1%	4.8%	5.5%	4.6%
Expense ratio	29.9%	32.8%	32.8%	33.0%
Combined ratio	98.6%	100.3%	98.8%	97.5%

Net Premiums Written -  Net premiums written decreased by $14.0 million or 8.9% and increased by $15.5 million or 3.7% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011, respectively.  The table below details net premiums written by line of business in this segment for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$35.9	24.8%	$49.4	31.3%	$(13.5)	(27.5)%
Casualty	82.8	57.5%	76.8	48.6%	6.0	7.8%
Accident and Health	5.8	4.1%	5.8	3.7%	—	0.1%
International	19.5	13.6%	26.0	16.4%	(6.5)	(24.8)%
Total Diversified Reinsurance	$144.0	100.0%	$158.0	100.0%	$(14.0)	(8.9)%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$116.0	26.8%	$121.7	29.2%	$(5.7)	(4.7)%
Casualty	234.7	54.3%	207.8	49.9%	26.9	12.9%
Accident and Health	25.3	5.9%	23.5	5.6%	1.8	7.5%
International	56.3	13.0%	63.8	15.3%	(7.5)	(11.7)%
Total Diversified Reinsurance	$432.3	100.0%	$416.8	100.0%	$15.5	3.7%

Maiden US was successful in writing a series of new accounts in the second half of 2011 which contributed to portions of its growth during the first six months of 2012. Fewer new accounts were written during the first half of 2012 as Maiden continues to maintain its underwriting discipline in the face of ongoing competitive market conditions. This resulted in an increase in premiums written of $0.2 million and $38.8 million, or 0.2% and 11.8% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. In both the three and six months ended June 30, 2012, the increased writings by Maiden US were offset by reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts were reduced in size or non-renewed.

Net Premiums Earned -   Net premiums earned increased by $28.8 million or 16.9% and $59.1 million or 17.1% for the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively.  The table below details net premiums earned by line of business in this segment for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$55.9	28.1%	$43.9	25.8%	$12.0	27.2%
Casualty	111.0	55.7%	92.3	54.2%	18.7	20.3%
Accident and Health	10.7	5.4%	11.5	6.7%	(0.8)	(6.3)%
International	21.5	10.8%	22.6	13.3%	(1.1)	(5.1)%
Total Diversified Reinsurance	$199.1	100.0%	$170.3	100.0%	$28.8	16.9%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$114.0	28.2%	$89.4	25.9%	$24.6	27.6%
Casualty	215.0	53.3%	177.9	51.7%	37.1	20.8%
Accident and Health	21.4	5.3%	23.1	6.7%	(1.7)	(7.5)%
International	53.2	13.2%	54.1	15.7%	(0.9)	(1.6)%
Total Diversified Reinsurance	$403.6	100.0%	$344.5	100.0%	$59.1	17.1%

The increase in earned premiums in both the three and six month periods ended June 30, 2012 reflect trends in premium writings experienced in this segment in the second half of 2011 and the first half of 2012, as previously described.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and increased 4.4% and 2.8% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $22.0 million and $44.1 million or 18.9% and 19.4% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  Loss ratios were 68.7% and 67.5% for the three months ended June 30, 2012 and 2011, respectively, and 66.0% and 64.5% for the six months ended June 30, 2012 and 2011, respectively.  The higher loss ratio was primarily the result of lower amortization of deferred gains in 2012 compared to 2011. The Company amortized gains as a reduction of losses incurred of $5.7 million and $7.3 million and $7.4 million and $15.0 million for the three and six months ended June 30, 2012 and 2011, respectively. The higher loss ratio in 2012, as adjusted, was due primarily to higher losses from business written by Maiden Bermuda and a decline in international underwriting results primarily in that business's German auto line. In addition, the 2011 results included the underwriting impact of U.S. storm activity which increased the loss ratio by 5.5% and 2.7% for the three and six months ended June 30, 2011, respectively.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $0.4 million or 0.6% and increased by $12.4 million or 12.5% for the three and six months ended June 30, 2012 compared to the same period in 2011, respectively.  The increase during the six months ended reflects the growth of the segment in 2012 compared to 2011, consistent with the reasons cited in the discussion of the change in earned premiums. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred acquisition costs in the first quarter 2012, acquisition expenses increased an additional $0.8 million and $2.0 million during the three and six months ended June 30, 2012, over the same periods in 2011. The implementation of this new accounting standards increased the commission and other acquisition expense ratio for the segment by 0.4% and 0.5% for the three and six months ended June 30, 2012, respectively.

General and Administrative Expenses -  General and administrative expenses increased by $3.9 million and $6.3 million, or 46.2% and 38.3%, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, respectively. The general and administrative expense ratio was 6.1% and 5.5% for the three and six months ended June 30, 2012 compared to 4.8% and 4.6% for the same periods in 2011, respectively.

AmTrust Quota Share Reinsurance Segment

For the three and six months ended June 30, 2012, the combined ratio were 96.5% and 96.0%, compared to 97.9% and 97.7% for the same periods in 2011, respectively. The improved results reflect stable loss ratios and lower acquisition costs, the result of ongoing changes in the mix of business and changes in underlying reinsurance agreements described below.

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

In addition, on April 1, 2011, the Company entered into a separate one-year 40% quota share agreement ("European Hospital Liability Quota Share") with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy. The Company's share of the maximum limit of liability is €2 million per claim and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed. Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as of April 1, 2011 which totaled $45.9 million. The business written under this agreement is included in the Specialty Risk and Extended Warranty line of business. Please refer to Item 5 - Other Information, for additional information on recently enacted amendment to the European Hospital Liability Quota Share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net premiums written	$195.6	$216.5	$421.6	$343.2
Net premiums earned	$167.8	$136.3	$335.7	$250.8
Net loss and loss adjustment expenses	(116.7)	(94.7)	(229.6)	(168.3)
Commission and other acquisition expenses	(44.7)	(38.1)	(91.8)	(75.3)
General and administrative expenses	(0.5)	(0.6)	(0.9)	(1.3)
Underwriting income	$5.9	$2.9	$13.4	$5.9
Ratios
Net loss and loss expense ratio	69.6%	69.5%	68.4%	67.1%
Acquisition cost ratio	26.6%	28.0%	27.3%	30.0%
General and administrative expense ratio	0.3%	0.4%	0.3%	0.6%
Expense ratio	26.9%	28.4%	27.6%	30.6%
Combined ratio	96.5%	97.9%	96.0%	97.7%

Premiums - Net premiums written decreased by $20.9 million or 9.6% and increased by $78.4 million or 22.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The table below details components of net premiums written for the three and six months ended June 30, 2012 compared to the same periods in 2011:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$81.9	41.8%	$54.9	25.4%	$27.0	49.0%
Specialty Program	26.7	13.7%	27.0	12.5%	(0.3)	(0.8)%
Specialty Risk and Extended Warranty	87.0	44.5%	134.6	62.1%	(47.6)	(35.3)%
Total AmTrust Quota Share Reinsurance	$195.6	100.0%	$216.5	100.0%	$(20.9)	(9.6)%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$172.2	40.8%	$116.6	34.0%	$55.6	47.6%
Specialty Program	48.9	11.6%	35.5	10.3%	13.4	38.1%
Specialty Risk and Extended Warranty	200.5	47.6%	191.1	55.7%	9.4	4.9%
Total AmTrust Quota Share Reinsurance	$421.6	100.0%	$343.2	100.0%	$78.4	22.9%

The results for both periods in 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $25.0 million or 14.7% and $124.4 million or 41.9% for the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively. This increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

Net premiums earned increased by $31.5 million or 23.1% and $84.9 million or 33.9% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011 and reflect the ongoing growth of business under the Master Agreement and the European Hospital Liability Quota Share.  The table below details components of net premiums earned for the three and six months ended June 30, 2012 compared to the same periods in 2011:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$69.9	41.6%	$51.3	37.6%	$18.6	36.3%
Specialty Program	22.9	13.7%	20.1	14.8%	2.8	14.1%
Specialty Risk and Extended Warranty	75.0	44.7%	64.9	47.6%	10.1	15.5%
Total AmTrust Quota Share Reinsurance	$167.8	100.0%	$136.3	100.0%	$31.5	23.1%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$136.8	40.7%	$100.5	40.1%	$36.3	36.1%
Specialty Program	50.6	15.1%	36.5	14.5%	14.1	38.5%
Specialty Risk and Extended Warranty	148.3	44.2%	113.8	45.4%	34.5	30.4%
Total AmTrust Quota Share Reinsurance	$335.7	100.0%	$250.8	100.0%	$84.9	33.9%

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $22.0 million and $61.3 million or 23.2% and 36.4% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  Loss ratios were 69.6% and 68.4% for the three and six months ended June 30, 2012 compared to 69.5% and 67.1% in the same periods in 2011, respectively. The increase in the loss ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty, specifically the business written under the European Hospital Liability Quota Share. In addition, the business written under the Master Agreement produced a higher loss ratio in 2012 than in 2011.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $6.6 million and $16.5 million, or 17.0% and 21.8% for the three and six months ended June 30, 2012 compared to the same periods in 2011, respectively.  Expenses have increased in both periods in 2012 as a result of ongoing growth in earned premium under both the Master Agreement and the European Hospital Liability Quota Share. The acquisition cost ratio decreased to 26.6% and 27.3% for the three and six months ended June 30, 2012 from 28.0% and 30.0% during the three and six months ended June 30, 2011, respectively, and reflects the modifications to ceding commission made under the Master Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011. The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $3.2 million and $4.5 million for the three and six months ended June 30, 2012, respectively, compared to $1.1 million in the same periods in 2011, respectively.
General and Administrative Expenses -  General and administrative expenses decreased by approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, respectively.

ACAC Quota Share Segment

 For the three and six months ended June 30, 2012, the combined ratio were 96.3% and 96.4%, compared to 97.1% and 97.2% for the three and six months ended June 30, 2011, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net premiums written	$72.4	$62.5	$148.9	$126.5
Net premiums earned	$70.2	$61.2	$136.3	$119.0
Net loss and loss adjustment expenses	(45.3)	(39.5)	(87.9)	(76.7)
Commission and other acquisition expenses	(22.1)	(19.4)	(43.1)	(37.9)
General and administrative expenses	(0.2)	(0.5)	(0.3)	(1.0)
Underwriting income	$2.6	$1.8	$5.0	$3.4
Ratios
Net loss and loss expense ratio	64.5%	64.5%	64.5%	64.5%
Acquisition cost ratio	31.5%	31.8%	31.6%	31.8%
General and administrative expense ratio	0.3%	0.8%	0.3%	0.9%
Expense ratio	31.8%	32.6%	31.9%	32.7%
Combined ratio	96.3%	97.1%	96.4%	97.2%

Premiums -  Net premiums written increased by $9.9 million or 15.8% and $22.4 million or 17.7% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The increase in net premiums written was primarily due to the ongoing expansion of ACAC's business. The table below details components by line of business of net premiums written for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$35.4	48.9%	$35.5	56.7%	$(0.1)	(0.2)%
Automobile physical damage	37.0	51.1%	27.0	43.3%	10.0	36.7%
Total ACAC Quota Share	$72.4	100.0%	$62.5	100.0%	$9.9	15.8%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$79.3	53.2%	$72.2	57.1%	$7.1	9.8%
Automobile physical damage	69.6	46.8%	54.3	42.9%	15.3	28.3%
Total ACAC Quota Share	$148.9	100.0%	$126.5	100.0%	$22.4	17.7%

Net premiums earned increased by $9.0 million or 14.7% and $17.3 million or 14.5% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  The table below details components by line of business of net premiums earned for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$36.7	52.2%	$35.0	57.1%	$1.7	4.8%
Automobile physical damage	33.5	47.8%	26.2	42.9%	7.3	27.8%
Total ACAC Quota Share	$70.2	100.0%	$61.2	100.0%	$9.0	14.7%

	For the Six Months Ended June 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$74.8	54.9%	$68.0	57.1%	$6.8	10.0%
Automobile physical damage	61.5	45.1%	51.0	42.9%	10.5	20.6%
Total ACAC Quota Share	$136.3	100.0%	$119.0	100.0%	$17.3	14.5%

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $5.8 million and $11.2 million or 14.7% and 14.5% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011.  Loss ratios remained flat at 64.5% for both the three and six months ended June 30, 2012 and 2011.

Commission and Other Acquisition Expenses -   The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For the three and six months ended June 30, 2012 and 2011, the acquisition cost ratio of 31.5% and 31.6% and 31.8% and 31.8%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. federal excise tax payable.
General and Administrative Expenses -  General and administrative expenses decreased by approximately $0.3 million and $0.7 million for the three and six months ended June 30, 2012, compared to the same periods in 2011, respectively.

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

The payment of dividends from Maiden Holdings' Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the Bermuda Solvency Capital Requirement. In addition, Maiden Bermuda is also subject to statutory and regulatory restrictions under the Insurance Act 1978 (Bermuda) that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). Maiden Bermuda is also restricted to pay dividends that would result in Maiden Bermuda failing to comply with the enhanced capital requirement ("ECR") as calculated based on the Bermuda Solvency Requirement ("BSCR"). At June 30, 2012, the statutory capital and surplus of Maiden Bermuda was $857.7 million. During 2012 and 2011, Maiden Bermuda paid no dividends to Maiden Holdings.

Maiden Holdings' U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by their states of domicile, which are Missouri and North Carolina, respectively.  In addition, there are restrictions based on risk-based capital tests which is the threshold that constitutes the authorized control level. If Maiden US' or Maiden Specialty's statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. During 2012 and 2011, Maiden US and Maiden Specialty paid no dividends.

The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings' cash requirements and ability to make principal, interest and dividend payments on its 2011 Senior Notes, 2012 Senior Notes, Junior Subordinated Debt and common shares.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales, maturities and calls of investments. Cash is used primarily to pay net loss and loss adjustment expenses, interest on debt, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011 is as follows:

	For the Six Months Ended June 30,
	2012	2011
	($ in Millions)
Operating activities	$166.4	$43.6
Investing activities	(380.6)	39.0
Financing activities	85.2	18.5
Effect of exchange rate changes on foreign currency cash	(0.1)	1.1
Total (decrease) increase in cash and cash equivalents	$(129.1)	$102.2

Cash flows provided by operations for the six months ended June 30, 2012 were $166.4 million compared to $43.6 million for the same period in 2011. The increase in the amount of cash provided by operations in the first half of 2012 reflects the significant growth in the Company during both 2011 and 2012, along with stable combined ratios.  The Company's assets grew by $357.6 million or 10.5% as of June 30, 2012 compared to December 31, 2011.  The combination of strong premium growth and stable combined ratios should continue to generate positive cash flow from operations resulting in continued growth in the Company's invested assets.

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash from investing activities used was $380.6 million during the six months ended June 30, 2012 compared to $39.0 million provided by investing activities for the same period in 2011. Despite the current interest rate environment which continues to provide historically low fixed income yield levels, the Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalent balances at low levels. Continuation of current market conditions however, may result in the Company accumulating elevated levels of cash and cash equivalents which may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets.. During the six months ended June 30, 2012, the purchases of fixed maturity securities exceeded the proceeds of sales and calls of such instruments by $358.3 million.

Cash flows provided by financing activities were $85.2 million for the six months ended June 30, 2012 compared to $18.5 million used in the same period in 2011.   For the six months ended June 30, 2012, cash provided by financing activities reflects the proceeds from the issuance of the 2012 Senior Notes of $96.6 million offset by $11.6 million in dividends paid to common shareholders, compared to $10.1 million of dividends paid in 2011, respectively. During the first half of 2011, cash flow provided by financing activities reflected the proceeds from the issuance of the 2011 Senior Notes, offset by the repayment of $76.2 million in repurchase agreements.

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

Maiden Bermuda primarily uses reinsurance trusts and letters of credit to meet collateral requirements, consequently, cash equivalents and investments are pledged in favor of ceding companies and issuing banks.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives whilst offering clients the additional security a collateralized arrangement offers. We believe this offers Maiden US a significant competitive advantage and improves Maiden US' retention of high-quality clients. As a result of the transition of relationships resulting from the GMAC Acquisition, as of June 30, 2012, certain of these liabilities and collateralized arrangements are obligations of Maiden Bermuda while the remainder are obligations of Maiden US.

As of June 30, 2012, total cash and cash equivalents and fixed maturity investments used as collateral were $1,948.6 million compared to $1,586.2 million as of December 31, 2011. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Quota Share Reinsurance segment.

  The following table details additional information on those assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Cash & Equivalents	Fixed Maturities	Total	Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$18.3	$727.3	$745.6	$19.4	$624.4	$643.8
Maiden Bermuda	49.8	382.2	432.0	50.8	368.4	419.2
Diversified Reinsurance	68.1	1,109.5	1,177.6	70.2	992.8	1,063.0
Maiden Bermuda	16.0	679.2	695.2	41.7	419.5	461.2
AmTrust Quota Share Reinsurance	16.0	679.2	695.2	41.7	419.5	461.2
Maiden Bermuda	0.3	75.5	75.8	3.0	59.0	62.0
ACAC Quota Share	0.3	75.5	75.8	3.0	59.0	62.0
Total	$84.4	$1,864.2	$1,948.6	$114.9	$1,471.3	$1,586.2

As part of the Master Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of June 30, 2012 and December 31, 2011, respectively, to AII to satisfy collateral requirements.

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

The existing funds withheld amounts ("IIS Funds Withheld") and cash transferred to GMAC IICL are included in the consolidated balance sheet as Funds Withheld.  During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As at June 30, 2012, one contract had not yet been novated and this is expected to occur in 2012. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts. As at June 30, 2012 and December 31, 2011, the IIS Funds Withheld balance consisted of the following:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$25.7	109.7%	$27.3	112.2%
Cash and cash equivalents	3.3	13.9%	2.4	10.1%
Funds held on underlying business	0.6	2.6%	0.6	2.5%
Insurance balances receivable and other	(6.2)	(26.2)%	(6.0)	(24.8)%
Total	$23.4	100.0%	$24.3	100.0%

The fixed maturity portfolio consists primarily of non-U.S. government debt, 100.0% of which is rated AAA as of June 30, 2012 and December 31, 2011.  All corporate bonds held as of June 30, 2012 are investment grade securities.  The fixed maturities consisted of the following:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom government bonds	$19.6	76.5%	$27.3	100.0%
Corporate bonds	6.1	23.5%	—	—%
Total	$25.7	100.0%	$27.3	100.0%

We do not have any non-U.S. government and government related obligations related to Ireland, Italy, Greece, Portugal or Spain as at June 30, 2012 and December 31, 2011. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are substantially considered AFS with an orientation to generating current income. As of June 30, 2012, the weighted average duration of our fixed maturity investment portfolio was 3.4 years and there were approximately $93.6 million of net unrealized gains in the portfolio, compared to a duration of 2.8 years and net unrealized gains of $63.6 million in the portfolio as of December 31, 2011.  The duration on the Company’s portfolio as of June 30, 2012 rose as a result of increased purchases of longer-duration corporate bonds in the first half of 2012, which were partially offset by faster prepayments on its U.S. agency mortgage-backed bonds.

The Company's AFS fixed maturity investments increased by $372.3 million or 18.4% for the six months ended June 30, 2012 compared to December 31, 2011, which was the result of the Company's continued strong premium growth and stable combined ratios which continue to generate significant positive cash flow from operations. The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value including the average yield and duration at June 30, 2012 and December 31, 2011:

June 30, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Average yield*	Average duration
Available-for-sale securities:	($ in Millions)
U.S. treasury bonds	$42.7	$1.5	$—	$44.2	1.9%	1.7 years
U.S. agency bonds – mortgage-backed	1,009.9	39.7	(0.5)	1,049.1	3.1%	2.7 years
U.S. agency bonds – other	16.7	1.6	—	18.3	3.6%	0.1 years
Non-U.S. government bonds	58.4	0.2	(0.8)	57.8	1.6%	2.7 years
Other mortgage-backed bonds	23.2	0.2	—	23.4	2.8%	4.1 years
Corporate bonds	1,029.1	69.7	(18.9)	1,079.9	4.9%	4.6 years
Municipal bonds	119.4	0.9	—	120.3	0.8%	0.6 years
Total available-for-sale fixed maturities	2,299.4	113.8	(20.2)	2,393.0	3.7%	3.4 years
Other investments	2.4	0.4	(0.1)	2.7
Total investments	$2,301.8	$114.2	$(20.3)	$2,395.7

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Average yield*	Average duration
Available-for-sale securities:	($ in Millions)
U.S. treasury bonds	$44.2	$1.8	$—	$46.0	1.8%	2.1 years
U.S. agency bonds – mortgage-backed	928.9	43.3	(0.1)	972.1	3.4%	2.7 years
U.S. agency bonds – other	10.4	0.6	—	11.0	2.6%	1.6 years
Non-U.S. government bonds	52.5	0.1	(0.3)	52.3	1.1%	2.7 years
Other mortgage-backed bonds	9.9	—	—	9.9	2.7%	1.6 years
Corporate bonds	742.9	47.7	(30.2)	760.4	4.8%	3.5 years
Municipal bonds	168.3	0.7	—	169.0	0.7%	0.5 years
Total available-for-sale fixed maturities	1,957.1	94.2	(30.6)	2,020.7	3.6%	2.8 years
Other investments	2.0	0.3	(0.1)	2.2
Total investments	$1,959.1	$94.5	$(30.7)	$2,022.9
*Average yield is calculated by dividing annualized investment income for each sub-component of available-for sale securities (including amortization of premium or discount) by amortized cost and therefore does not include investment income earned on cash and cash equivalents or other short-term investments.

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

During the three and six months ended June 30, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at June 30, 2012, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2012.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These periodic activities are classified as trading for the purpose of augmenting where possible investment returns. Unrealized gains and losses from trading activities are recorded in net realized and unrealized gains on investment on the Company's condensed consolidated statements of income.

For the three and six months ended June 30, 2012, the Company recorded realized and unrealized losses from these trading activities of $2.9 million and $1.6 million, respectively, compared to gains of $0.5 million and $0.5 million, for the same periods in 2011, respectively. As of June 30, 2012, the Company had no open positions, long or short, that would be classified as trading activities.

The following table presents information regarding our available-for-sale securities and other investments that were in an unrealized loss position at June 30, 2012 and December 31, 2011, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$65.9	$(0.5)	$—	$—	$65.9	$(0.5)
Non-U.S. government bonds	47.7	(0.8)	—	$—	47.7	(0.8)
Corporate bonds	201.2	(5.7)	130.5	(13.2)	331.7	(18.9)
Total available-for-sale fixed maturities	314.8	(7.0)	130.5	(13.2)	445.3	(20.2)
Other investments	1.7	(0.1)	—	—	1.7	(0.1)
Total temporarily impaired available-for-sale securities and other investments	$316.5	$(7.1)	$130.5	$(13.2)	$447.0	$(20.3)

As at June 30, 2012, there were approximately 64 securities in an unrealized loss position with a fair value of $447.0 million and unrealized losses of $20.3 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $130.5 million and unrealized losses of $13.2 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$30.4	$(0.1)	$—	$—	$30.4	$(0.1)
Non-U.S. government bonds	43.6	(0.3)	—	$—	43.6	(0.3)
Corporate bonds	227.4	(7.4)	125.1	(22.8)	352.5	(30.2)
Total available-for-sale fixed maturities	301.4	(7.8)	125.1	(22.8)	426.5	(30.6)
Other investments	1.2	(0.1)	—	—	1.2	(0.1)
Total temporarily impaired available-for-sale securities and other investments	$302.6	$(7.9)	$125.1	$(22.8)	$427.7	$(30.7)

As at December 31, 2011, there were approximately 62 securities in an unrealized loss position with a fair value of $427.7 million and unrealized losses of $30.7 million. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $125.1 million and unrealized losses of $22.8 million.

 The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$43.4	1.8%	$54.3	2.7%
Due after one year through five years	359.8	15.0%	299.9	14.8%
Due after five years through ten years	764.6	32.0%	502.9	24.9%
Due after ten years	152.7	6.4%	181.6	9.0%
	1,320.5	55.2%	1,038.7	51.4%
U.S. agency bonds – mortgage-backed	1,049.1	43.8%	972.1	48.1%
Other mortgage-backed bonds	23.4	1.0%	9.9	0.5%
Total	$2,393.0	100.0%	$2,020.7	100.0%

As of June 30, 2012 and December 31, 2011, 99.2% and 99.1%, respectively, of our AFS fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has a Standard & Poor's ("S&P") credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

June 30, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$42.7	$44.2	1.8%
U.S. agency bonds	1,026.6	1,067.4	44.6%
AAA	173.0	174.8	7.3%
AA+, AA, AA-	182.7	190.4	8.0%
A+, A, A-	409.3	421.7	17.6%
BBB+, BBB, BBB-	446.8	476.6	19.9%
BB+ or lower	18.3	17.9	0.8%
Total	$2,299.4	$2,393.0	100.0%

December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$44.2	$46.0	2.3%
U.S. agency bonds	939.3	983.1	48.6%
AAA	160.3	161.9	8.0%
AA+, AA, AA-	151.0	153.3	7.6%
A+, A, A-	327.8	328.4	16.3%
BBB+, BBB, BBB-	316.1	330.2	16.3%
BB+ or lower	18.4	17.8	0.9%
Total	$1,957.1	$2,020.7	100.0%

Substantially all of the Company's U.S. government agency-based securities holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. government agency-based investment portfolio at June 30, 2012 and December 31, 2011 are provided below:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Mortgage-backed bonds	($ in Millions)		($ in Millions)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$148.9	13.9%	$185.3	18.8%
FNMA – fixed rate	538.5	50.5%	487.3	49.6%
FNMA – variable rate	54.2	5.1%	77.8	7.9%
FHLMC – fixed rate	291.6	27.3%	221.7	22.6%
FHLMC – variable rate	15.9	1.5%	—	—%
Total RMBS	1,049.1	98.3%	972.1	98.9%
Total U.S. agency mortgage-backed bonds	1,049.1	98.3%	972.1	98.9%
Non-MBS fixed rate agency bonds	18.3	1.7%	11.0	1.1%
Total U.S. agency bonds	$1,067.4	100.0%	$983.1	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. agency mortgage-backed bonds portfolio for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,
	2012	2011
U.S. agency mortgage-backed bonds	($ in Millions)
Beginning balance	$1,109.5	$972.7
Purchases	29.8	72.3
Sales and paydowns	(88.1)	(35.5)
Net realized gains on sales – included in net income	—	—
Change in net unrealized losses – included in other comprehensive income	0.3	14.4
Amortization of bond premium and discount	(2.4)	(0.8)
Ending balance	$1,049.1	$1,023.1

	For the Six Months Ended June 30,
	2012	2011
U.S. agency mortgage-backed bonds	($ in Millions)
Beginning balance	$972.1	$969.5
Purchases	255.6	135.7
Sales and paydowns	(171.3)	(91.0)
Net realized gains on sales – included in net income	—	0.3
Change in net unrealized losses – included in other comprehensive income	(3.7)	10.5
Amortization of bond premium and discount	(3.6)	(1.9)
Ending balance	$1,049.1	$1,023.1

The Company continued to experience elevated levels of paydowns of its U.S. agency mortgage-backed bond portfolio for the three and six months ended June 30, 2012, compared to the same periods in 2011. The increased paydowns reflect the ongoing decline in interest rates in the U.S. and globally, resulting in higher refinancing activity in the U.S. mortgage markets. These increased paydowns have in turn increased the amount of premium amortization recognized by the Company for those periods, reducing the amount of net investment income reported by the Company as a result.

The Company has substantial holdings of corporate securities that take advantage of various investment opportunities in this asset class. As of June 30, 2012 and December 31, 2011, 21.3% and 33.0% of its corporate securities were floating rate securities. Security holdings by sector and financial strength rating by S&P in this asset class as of June 30, 2012 and December 31, 2011 are as follows:

	Ratings*
June 30, 2012	AAA	AA	A	BBB	BB+ or lower	% of Total	Fair Value
							($ in Millions)
Corporate bonds
Financial Institutions	8.2%	7.0%	34.9%	16.7%	0.6%	67.4%	$728.6
Industrials	—%	1.5%	2.6%	25.7%	—%	29.8%	320.9
Utilities/Other	—%	—%	—%	1.7%	1.1%	2.8%	30.4
Total corporate bonds	8.2%	8.5%	37.5%	44.1%	1.7%	100.0%	$1,079.9

	Ratings*
December 31, 2011	AAA	AA	A	BBB	BB+ or lower	% of Total	Fair Value
							($ in Millions)
Corporate bonds
Financial Institutions	7.5%	2.6%	36.8%	22.1%	0.8%	69.8%	$531.1
Industrials	—%	3.1%	4.3%	19.0%	—%	26.4%	199.9
Utilities/Other	—%	—%	—%	2.3%	1.5%	3.8%	29.4
Total corporate bonds	7.5%	5.7%	41.1%	43.4%	2.3%	100.0%	$760.4
*Ratings as assigned by S&P

In the three and six months ended June 30, 2012, the Company increased its allocation to investment grade corporate bonds, in particular bonds not in the Financial Institutions sector. These purchases have marginally increased the duration of the Company's AFS fixed maturity portfolio as of June 30, 2012. The Company's 10 largest corporate holdings as of June 30, 2012 as carried at fair value and as a percentage of all fixed income securities are as follows:

June 30, 2012	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016	$34.9	1.5%	A-
Citigroup FLT, Due 6/9/2016	23.4	1.0%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	22.1	0.9%	AAA
Rabobank Nederland UTREC, 3.875% Due 2/8/2022	20.3	0.8%	AA
SLM Corp FLT, Due 1/27/2014	19.1	0.8%	BBB-
Bear Stearns FLT, Due 11/21/2016	19.1	0.8%	A
Barclays Bank PLC NY FLT, Due 2/24/2020	18.7	0.8%	A+
JPMorgan Chase & Co FLT, Due 6/13/2016	18.6	0.8%	A
HSBC Financial FLT, Due 6/1/2016	18.3	0.7%	A
PartnerRe Finance LLC, 5.5% Due 6/1/2020	15.8	0.7%	A-
Total	$210.3	8.8%
* Ratings as assigned by S&P

(1) Securities with the notation FLT are floating rate securities.

The Company holds no asset-backed securities.

Given the Company’s status as a Bermuda domicile with limited U.S. federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. federal tax law. As a result, as at June 30, 2012 and December 31, 2011, municipal securities only composed 5.0% and 8.4% of the Company’s fixed maturity portfolio, respectively.

As at June 30, 2012 and December 31, 2011, we own the following securities not denominated in U.S. dollars:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$131.3	69.4%	$65.7	55.7%
Non-U.S. government bonds	57.8	30.6%	52.3	44.3%
Total	$189.1	100.0%	$118.0	100.0%

The increase in these assets held during 2012 is primarily the result of funds relating to the European Hospital Liability Quota Share, which incepted on April 1, 2011 and under which the Company provides collateral which is denominated in Euro. These securities were invested in the following currencies:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$171.3	90.6%	$107.2	90.8%
Swedish krona	9.6	5.1%	9.9	8.4%
Australian dollar	7.3	3.8%	—	—%
British pound	0.9	0.5%	0.9	0.8%
Total	$189.1	100.0%	$118.0	100.0%

We do not have any government related obligations of Ireland, Italy, Greece, Portugal and Spain as at June 30, 2012 and December 31, 2011. As at June 30, 2012 and December 31, 2011, 90.9% and 90.4% of the Company's non-U.S. government issuers were rated AA or higher by S&P. The three largest non-U.S. government issuers held by the Company as at June 30, 2012 and December 31, 2011 are:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$27.5	47.6%	$28.6	54.6%
Sweden	8.5	14.8%	8.8	16.8%
Netherlands	5.8	10.0%	6.4	12.2%
All other	16.0	27.6%	8.5	16.4%
Total Non-U.S. government bonds	$57.8	100.0%	$52.3	100.0%

For corporate bonds denominated in Euros, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	June 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$54.6	41.6%	$22.7	34.5%
AA+ , AA, AA-	6.9	5.2%	13.1	20.0%
A+, A, A-	39.6	30.2%	7.8	11.9%
BBB+, BBB, BBB-	30.2	23.0%	22.1	33.6%
Total Euro-denominated corporate bonds	$131.3	100.0%	$65.7	100.0%

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated "A-" (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of 16 rating levels, and BBB+ (Good) with a stable outlook by S&P, which is the sixth highest of 21 rating levels.

Other Material Changes in Financial Position

  The following summarizes other material changes in the financial position of the Company as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	($ in Millions)
Reinsurance balances receivable, net	$495.7	$423.4
Prepaid reinsurance premiums	44.4	35.4
Deferred commission and other acquisition expenses	270.0	248.4
Reserve for loss and loss adjustment expenses	(1,522.8)	(1,398.4)
Unearned premiums	(974.3)	(832.0)

In general, the increases in these balances reflect the continued growth of the Company in each of its segments as previously described. The change in deferred commission and other acquisition expenses reflects the ongoing implementation of new accounting standards for this caption, and as a result is growing at a slightly lower rate than the other balance sheet captions described in this table.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	($ in Millions)
Senior notes	$207.5	$107.5
Junior subordinated debt	126.3	126.3
Maiden shareholders’ equity	824.3	768.6
Total capital resources	$1,158.1	$1,002.4
Ratio of debt to total capital resources	28.8%	23.3%

As of June 30, 2012, our shareholders' equity was $824.3 million, a 7.2% increase compared to $768.6 million as of December 31, 2011. The increase was due primarily to the net income for the six months ended June 30, 2012 of $34.9 million, change in unrealized gains on investments of $30.1 million and foreign currency translation adjustment of $1.4 million offset by dividends declared of $11.6 million.

On March 27, 2012, the Company, completed an offering of $100.0 million aggregate principal amount of 8.00% Senior Notes due on March 27, 2042. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. The net proceeds from the 2012 Senior Notes will be used for working capital and general corporate purposes.

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

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company's earnings over the 30-year term of the Trust Preferred Securities. At June 30, 2012, the unamortized amount carried as a reduction of the Company's liability for the Trust Preferred Securities was $26.2 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Currency and Foreign Exchange

We conduct business in a variety of non-U.S. currencies, principally the Euro, the British pound and the Swedish krona.  Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. The Company also has exposure to foreign currency risk due to both its ownership of its non-U.S. subsidiaries and divisions, and to collection of premiums and paying claims and other operating expenses in currencies other than the U.S. dollar and holding certain net assets in such currencies. The Company's most significant foreign currency exposures are to the Euro and the British pound.

We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted using the average foreign exchange rates during the periods reported.

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

Net foreign exchange (losses) gains amounted to $(0.9) million and $0.1 million during the three and six months ended June 30, 2012 compared to net foreign exchange gains of $0.9 million and $2.0 million for the same periods in 2011, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Recent Accounting Pronouncements

See Item 1, Note 2 to the Condensed Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2012, we had AFS fixed maturity securities with a fair value of $2.4 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2012 to selected hypothetical changes in interest rates, and the associated impact on our stockholders' equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders' equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders' equity as of June 30, 2012.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,218.1	$(174.9)	(21.2)%
100 basis point increase	2,302.0	(91.0)	(11.0)%
No change	2,393.0	—	—%
100 basis point decrease	2,487.7	94.7	11.5%
200 basis point decrease	2,590.6	197.6	24.0%

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

 Counterparty Credit Risk

The concentrations of the Company's counterparty credit risk exposures as of June 30, 2012 have not changed materially compared to December 31, 2011.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At June 30, 2012, 54.6% of the Company's fixed income portfolio was rated AA+ or better (or equivalent rating), 24.7% was rated A- or better and only 0.8% of the Company's fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ (see Investments in Item 2 of Part I of this Form 10-Q), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.5% and 8.8% of the Company's total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is from GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the underlying individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contracts from GMAC IICL to the Company. As of June 30, 2012, one contract had not been novated and this is expected to occur by the end of 2012. At June 30, 2012, the IIS Funds Withheld account due from GMAC IICL was $23.4 million, including $25.7 million in a segregated investment portfolio which is being used as collateral for a letter of credit required by the underlying reinsurance contracts offset by other net liabilities of $2.3 million. The investments underlying the IIS Funds Withheld account are maintained in a separate investment portfolio by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust's U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company's clients at June 30, 2012 were $495.7 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible.  There was no allowance for uncollectible reinsurance balances receivable at June 30, 2012.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $46.7 million at June 30, 2012.  At June 30, 2012, $20.8 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Condensed Consolidated Financial Statements.

While the Company may be able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks, a natural offset does not exist for all currencies. As of June 30, 2012, foreign currency denominated assets exceed foreign currency denominated liabilities for each of the individual non-U.S. currencies in which the Company transacts business.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. As of June 30, 2012, no hedging instruments have been entered into.

Assuming all other variables (including the lack of hedges) remain constant and disregarding any tax effects, a strengthening (weakening) in the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $17.0 million and $34.0 million, respectively.

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

PART II - OTHER INFORMATION

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective April 1, 2011, through our wholly owned subsidiary, Maiden Insurance Company Ltd. (“Maiden Bermuda”), we entered into a reinsurance agreement with AmTrust Europe Ltd. (“AmTrust Europe”) and AmTrust International Underwriters Limited (collectively with AmTrust Europe, “AmTrust”) by which AmTrust cedes to Maiden Insurance 40% of its European hospital liability business, including business in force at April 1, 2011 (the “European Hospital Liability Quota Share”). This quota share has an initial term of one year, automatically renews for one-year terms, and can be terminated by either party on four months’ notice. Maiden Bermuda pays AmTrust a 5% ceding commission, and AmTrust earns a profit commission of 50% of the amount by which the ceded loss ratio is lower than 65%.

On August 7, 2012, after receipt of approval from our Audit Committee we executed an amendment to the European Hospital Liability Quota Share effective January 1, 2012. The purposes of the amendment were to increase the maximum limit of liability attaching under the European Hospital Liability Quota Share from €5,000,000 to €10,000,000 and to expand the territorial scope to include France. All of the other terms and conditions of the European Hospital Liability Quota Share remain unchanged.

The description of the amendment to the European Hospital Liability Quota Share is qualified in its entirety by reference to the full text of the Endorsement No.2 to the Quota Share Reinsurance Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
10.1
Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012

31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q, formatted in XBRL (eXtensive Business Reporting Language):  (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
Date: August 9, 2012		/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
Name: John M. Marshaleck Title: Chief Financial Officer
(Principal Financial and Accounting Officer)