Form 10-Q
period 2012-09-30
Maiden Holdings, Ltd.
filed 2012-11-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,282,493.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2012: $2,472,806; 2011: $1,957,106)	$2,610,012	$2,020,661
Other investments, at fair value (Cost 2012: $2,530; 2011: $1,955)	2,826	2,192
Total investments	2,612,838	2,022,853
Cash and cash equivalents	66,877	188,082
Restricted cash and cash equivalents	115,324	114,895
Accrued investment income	21,329	13,215
Reinsurance balances receivable, net (includes $210,913 and $178,745 from related parties in 2012 and 2011, respectively)	449,186	423,355
Funds withheld	41,927	42,605
Prepaid reinsurance premiums (includes $1,307 and $7,265 from related parties in 2012 and 2011, respectively)	43,621	35,381
Reinsurance recoverable on unpaid losses (includes $9,369 and $7,207 from related parties in 2012 and 2011, respectively)	29,110	20,289
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $179,411 and $147,743 from related parties in 2012 and 2011, respectively)	274,587	248,436
Goodwill and intangible assets, net	95,484	98,755
Other assets	30,857	19,270
Total assets	$3,949,115	$3,395,111
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $521,778 and $396,198 from related parties in 2012 and 2011, respectively)	$1,547,103	$1,398,438
Unearned premiums (includes $595,746 and $483,935 from related parties in 2012 and 2011, respectively)	976,689	832,047
Accrued expenses and other liabilities	63,318	161,883
Senior notes	207,500	107,500
Junior subordinated debt	126,303	126,263
Total liabilities	2,920,913	2,626,131
Commitments and Contingencies
EQUITY
Preference shares - Series A	150,000	—
Common shares ($0.01 par value; 73,244,825 and 73,183,764 shares issued in 2012 and 2011, respectively; 72,282,489 and 72,221,428 shares outstanding in 2012 and 2011, respectively)	732	732
Additional paid-in capital	575,293	579,004
Accumulated other comprehensive income	137,441	64,059
Retained earnings	168,141	128,648
Treasury shares, at cost (2012 and 2011: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	1,027,806	768,642
Noncontrolling interest in subsidiaries	396	338
Total equity	1,028,202	768,980
Total liabilities and equity	$3,949,115	$3,395,111
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Gross premiums written	$478,515	$451,130	$1,536,955	$1,384,302
Net premiums written	$455,847	$428,586	$1,458,640	$1,315,052
Change in unearned premiums	(6,874)	(8,309)	(134,055)	(180,457)
Net premiums earned	448,973	420,277	1,324,585	1,134,595
Other insurance revenue	2,622	4,530	9,650	11,364
Net investment income	21,550	18,749	60,072	57,708
Net realized and unrealized gains (losses) on investment	2,410	(2,900)	836	(2,262)
Total revenues	475,555	440,656	1,395,143	1,201,405
Expenses:
Net loss and loss adjustment expenses	309,146	274,504	897,498	746,285
Commission and other acquisition expenses	120,923	126,777	367,844	339,673
General and administrative expenses	13,578	12,475	42,617	37,607
Interest and amortization expenses	9,569	8,178	26,815	26,588
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	—	20,313
Junior subordinated debt repurchase expense	—	—	—	15,050
Amortization of intangible assets	1,090	1,258	3,271	3,775
Foreign exchange (gains) losses	(1,213)	1,103	(1,318)	(898)
Total expenses	453,093	424,295	1,336,727	1,188,393
Income before income taxes	22,462	16,361	58,416	13,012
Income taxes:
Current tax expense	397	203	880	1,299
Deferred tax expense	131	156	618	738
Income tax expense	528	359	1,498	2,037
Net income	21,934	16,002	56,918	10,975
Less: (income) loss attributable to noncontrolling interest	(15)	2	(81)	5
Net income attributable to Maiden common shareholders	$21,919	$16,004	$56,837	$10,980
Basic earnings per share attributable to Maiden common shareholders	$0.30	$0.22	$0.79	$0.15
Diluted earnings per share attributable to Maiden common shareholders	$0.30	$0.22	$0.78	$0.15
Dividends declared per common share	$0.08	$0.08	$0.24	$0.22

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of U.S. dollars)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income:
Net income	$21,934	$16,002	$56,918	$10,975
Other comprehensive income
Net unrealized holding gains on available-for-sale securities arising during the period	45,986	33	76,098	21,795
Adjustment for reclassification of net realized (gains) losses recognized in net income	(2,410)	65	(2,429)	(75)
Foreign currency translation adjustment	(1,700)	(3,206)	(292)	(1,291)
Other comprehensive income (loss)	41,876	(3,108)	73,377	20,429
Comprehensive income	63,810	12,894	130,295	31,404
Net (income) loss attributable to noncontrolling interest	(15)	2	(81)	5
Other comprehensive loss (income) attributable to noncontrolling interest	7	22	5	(1)
Comprehensive (income) loss attributable to noncontrolling interest	(8)	24	(76)	4
Comprehensive income attributable to Maiden common shareholders	$63,802	$12,918	$130,219	$31,408

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30
	2012	2011
Preference shares - Series A
Beginning balance	$—	$—
Issuance of preference shares	150,000	—
Ending balance	$150,000	$—
Common shares
Beginning balance	732	731
Exercise of options and issuance of shares	—	1
Ending balance	$732	$732
Additional paid-in capital
Beginning balance	579,004	577,135
Exercise of options and issuance of common shares	253	347
Issuance costs of preference shares	(4,959)	—
Partial disposal of interest in subsidiary	—	141
Share based compensation expense	995	1,011
Ending balance	$575,293	$578,634
Accumulated other comprehensive income
Beginning balance	64,059	54,334
Change in net unrealized gains on investments	73,669	21,720
Foreign currency translation adjustment	(287)	(1,292)
Ending balance	$137,441	$74,762
Retained earnings
Beginning balance	128,648	121,775
Net income attributable to Maiden common shareholders	56,837	10,980
Dividends on common shares	(17,344)	(15,873)
Ending balance	$168,141	$116,882
Treasury shares
Beginning balance	(3,801)	(3,801)
Ending balance	$(3,801)	$(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	338	275
Partial disposal of interest in subsidiary	—	69
Dividend paid to noncontrolling interest	(18)	—
Net income (loss) attributable to noncontrolling interest	81	(5)
Foreign currency translation adjustment	(5)	1
Ending balance	$396	$340
Total equity	$1,028,202	$767,549

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of U.S. dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$56,918	$10,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	4,755	6,828
Net realized and unrealized (gains) losses on investments	(836)	2,262
Foreign exchange gains	(1,318)	(898)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	6,493	20,248
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(26,003)	(170,546)
Funds withheld	883	16,402
Prepaid reinsurance premiums	(8,240)	(10,347)
Reinsurance recoverable on unpaid losses	(8,818)	(5,917)
Accrued investment income	(8,094)	2,749
Deferred commission and other acquisition expenses	(26,164)	(44,635)
Other assets	(9,551)	(9,650)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	148,304	100,223
Unearned premiums	145,203	191,135
Accrued expenses and other liabilities	(5,385)	(3,719)
Net cash provided by operating activities	268,147	105,110
Cash flows from investing activities:
Purchases of fixed-maturity securities – available-for-sale	(1,013,988)	(359,140)
Purchases of fixed-maturity securities – trading and short sale	(102,073)	(825,703)
Purchases of other investments	(794)	(1,026)
Proceeds from sales of fixed-maturity securities – available-for-sale	120,865	106,041
Proceeds from sales of fixed-maturity securities – trading and short sales	49,883	826,509
Proceeds from maturities and calls of fixed maturity securities	331,162	297,321
Proceeds from redemption of other investments	274	4,382
Increase in restricted cash and cash equivalents	(429)	(7,014)
Purchase of capital assets	(307)	(1,093)
Net cash (used in) provided by investing activities	(615,407)	40,277
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	96,594	104,689
Repurchase agreements, net	—	(76,225)
Repayment of junior subordinated debt	—	(107,500)
Preference shares - Series A issuance, net of issuance costs	145,041	—
Common share issuance	254	348
Dividends paid to common shareholders	(17,339)	(15,144)
Net cash provided by (used in) financing activities	224,550	(93,832)
Effect of exchange rate changes on foreign currency cash	1,505	(1,398)
Net (decrease) increase in cash and cash equivalents	(121,205)	50,157
Cash and cash equivalents, beginning of period	188,082	96,151
Cash and cash equivalents, end of period	$66,877	$146,308

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

1. Basis of Presentation - Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries (the "Company" or "Maiden") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated in the condensed consolidated financial statements.

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

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 is effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company applied the new provisions of ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, commission and other acquisition expenses have increased by $478 and $2,455 and net income attributable to Maiden shareholders decreased by the same amounts for the three and nine months ended September 30, 2012, respectively. The impact of the change on basic and diluted earnings per share is a decrease of $0.01 and $0.03 for the three and nine months ended September 30, 2012, respectively. The application of the new provisions means that $2,614 of unamortized deferred acquisition expenses as of January 1, 2012, that had been deferred under prior guidance, have been determined to no longer be deferrable and will be recognized as an expense over the original amortization period. If the Company had followed ASU 2010-26 in 2011, commission and other acquisition expenses would have increased by $340 and $2,190 for the three and nine months ended September 30, 2011.

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
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale and other investments as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$42,698	$1,444	$—	$44,142
U.S. agency bonds – mortgage-backed	1,039,056	41,312	(1,335)	1,079,033
U.S. agency bonds – other	16,672	1,544	—	18,216
Non-U.S. government bonds	55,556	1,367	(285)	56,638
Other mortgage-backed bonds	23,167	812	—	23,979
Corporate bonds	1,170,400	99,600	(8,475)	1,261,525
Municipal bonds	125,257	1,222	—	126,479
Total available-for-sale fixed maturities	2,472,806	147,301	(10,095)	2,610,012
Other investments	2,530	351	(55)	2,826
Total investments	$2,475,336	$147,652	$(10,150)	$2,612,838

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$44,175	$1,774	$—	$45,949
U.S. agency bonds – mortgage-backed	928,944	43,230	(75)	972,099
U.S. agency bonds – other	10,374	622	—	10,996
Non-U.S. government bonds	52,489	78	(293)	52,274
Other mortgage-backed bonds	9,919	1	—	9,920
Corporate bonds	742,867	47,726	(30,236)	760,357
Municipal bonds	168,338	728	—	169,066
Total available-for-sale fixed maturities	1,957,106	94,159	(30,604)	2,020,661
Other investments	1,955	318	(81)	2,192
Total investments	$1,959,061	$94,477	$(30,685)	$2,022,853

The contractual maturities of our fixed maturities, available-for-sale as of September 30, 2012 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

September 30, 2012	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$49,944	$50,604	1.9%
Due after one year through five years	376,564	385,644	14.8%
Due after five years through ten years	817,467	900,455	34.5%
Due after ten years	166,608	170,297	6.5%
	1,410,583	1,507,000	57.7%
U.S. agency bonds – mortgage-backed	1,039,056	1,079,033	41.4%
Other mortgage-backed bonds	23,167	23,979	0.9%
Total	$2,472,806	$2,610,012	100.0%

The following tables summarize our available-for-sale securities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
September 30, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$149,095	$(1,335)	$—	$—	$149,095	$(1,335)
Non–U.S. government bonds	27,610	(285)	—	—	27,610	(285)
Corporate bonds	37,480	(1,497)	134,043	(6,978)	171,523	(8,475)
	214,185	(3,117)	134,043	(6,978)	348,228	(10,095)
Other investments	1,710	(55)	—	—	1,710	(55)
Total temporarily impaired available-for-sale securities and other investments	$215,895	$(3,172)	$134,043	$(6,978)	$349,938	$(10,150)

As of September 30, 2012, there were approximately 39 securities in an unrealized loss position with a fair value of $349,938 and unrealized losses of $10,150. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $134,043 and unrealized losses of $6,978.

	Less than 12 Months		12 Months or more		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$30,447	$(75)	$—	$—	$30,447	$(75)
Non–U.S. government bonds	43,629	(293)	—	—	43,629	(293)
Corporate bonds	227,367	(7,406)	125,089	(22,830)	352,456	(30,236)
	301,443	(7,774)	125,089	(22,830)	426,532	(30,604)
Other investments	1,214	(81)	—	—	1,214	(81)
Total temporarily impaired available-for-sale securities and other investments	$302,657	$(7,855)	$125,089	$(22,830)	$427,746	$(30,685)

As of December 31, 2011, there were approximately 62 securities in an unrealized loss position with a fair value of $427,746 and unrealized losses of $30,685. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $125,089 and unrealized losses of $22,830.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of September 30, 2012, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and nine months ended September 30, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at September 30, 2012 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2012.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of September 30, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,698	$44,142	1.7%
U.S. agency bonds	1,055,728	1,097,249	42.0%
AAA	171,235	179,352	6.9%
AA+, AA, AA-	205,370	216,353	8.3%
A+, A, A-	432,641	461,644	17.7%
BBB+, BBB, BBB-	535,918	582,056	22.3%
BB+ or lower	29,216	29,216	1.1%
Total	$2,472,806	$2,610,012	100.0%

Rating* as of December 31, 2011	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$44,175	$45,949	2.3%
U.S. agency bonds	939,318	983,095	48.6%
AAA	160,319	161,945	8.0%
AA+, AA, AA-	150,961	153,303	7.6%
A+, A, A-	327,794	328,448	16.3%
BBB+, BBB, BBB-	316,150	330,156	16.3%
BB+ or lower	18,389	17,765	0.9%
Total	$1,957,106	$2,020,661	100.0%

*Ratings as assigned by Standard & Poor’s ("S&P")

(b) Other Investments

The table below shows our portfolio of other investments:

	September 30, 2012		December 31, 2011
Investments in limited partnerships	$2,826	100.0%	$2,192	100.0%
Total other investments	$2,826	100.0%	$2,192	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $3,174 as of September 30, 2012.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

(c) Realized and Unrealized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of realized and unrealized gains (losses) on investment for the three and nine months ended September 30, 2012 and 2011:

For the Three Months Ended September 30, 2012	Gross gains	Gross losses	Net
Available-for-sale securities	$2,374	$—	$2,374
Other investments	36	—	36
Net realized gains on investment	$2,410	$—	$2,410

For the Three Months Ended September 30, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$1,036	$(1,078)	$(42)
Trading securities and short sales	1,898	(1,590)	308
Other investments	—	(23)	(23)
Net realized gains	2,934	(2,691)	243
Unrealized loss on short sales	—	(3,143)	(3,143)
Net realized and unrealized (losses) on investment	$2,934	$(5,834)	$(2,900)

For the Nine Months Ended September 30, 2012	Gross gains	Gross losses	Net
Available-for-sale securities	$2,374		$2,374
Short sales	—	(1,593)	(1,593)
Other investments	56	(1)	55
Net realized gains on investment	$2,430	$(1,594)	$836

For the Nine Months Ended September 30, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$1,310	$(1,118)	$192
Trading securities and short sales	2,708	(1,902)	806
Other investments	—	(117)	(117)
Net realized gains	4,018	(3,137)	881
Unrealized loss on short sales	—	(3,143)	(3,143)
Net realized and unrealized (losses) on investment	$4,018	$(6,280)	$(2,262)

Proceeds from sales of fixed maturities classified as available-for-sale were $120,865 and $106,041 for the nine months ended September 30, 2012 and 2011, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

3.   Investments (continued)

Net unrealized gains on available-for-sale securities and other investments was as follows:

	September 30, 2012	December 31, 2011
Available-for-sale securities	$137,206	$63,555
Other investments	296	237
Total net unrealized gains	137,502	63,792
Deferred income tax expense	(96)	(55)
Net unrealized gains, net of deferred income tax	$137,406	$63,737
Change in net unrealized gains, net of deferred income tax	$73,669	$8,983

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

	September 30, 2012	December 31, 2011
Restricted cash – third party agreements	$91,418	$67,627
Restricted cash – related party agreements	23,284	46,729
Restricted cash – U.S. state regulatory authorities	622	539
Total restricted cash	115,324	114,895
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2012 – $1,040,038; 2011 – $950,103)	1,091,390	972,130
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2012 – $796,778; 2011 – $458,105)	863,246	485,468
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2012 – $12,747; 2011 – $12,862)	13,539	13,750
Total restricted investments	1,968,175	1,471,348
Total restricted cash and investments	$2,083,499	$1,586,243

(e) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices.  The Company's liability for securities to be delivered is measured at their fair value and as of September 30, 2012 was $0 (December 31, 2011 - $55,830).  This amount was included in accrued expenses and other liabilities in the condensed consolidated balance sheets.  Collateral of an equivalent amount was pledged to the clearing broker.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2012.

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

Junior subordinated debt:  The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(a) Fair Value Hierarchy

The following table presents the level within the fair value hierarchy at which the Company's financial assets and financial liabilities are measured on a recurring basis as of September 30, 2012 and December 31, 2011:

September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$44,142	$—	$—	$44,142
U.S. agency bonds – mortgage-backed	—	1,079,033	—	1,079,033
U.S. agency bonds – other	—	18,216	—	18,216
Non-U.S.government bonds	—	56,638	—	56,638
Other mortgage-backed bonds	—	23,979	—	23,979
Corporate bonds	—	1,261,525	—	1,261,525
Municipal bonds	—	126,479	—	126,479
Other investments	—	—	2,826	2,826
Total	$44,142	$2,565,870	$2,826	$2,612,838
As a percentage of total assets	1.1%	65.0%	0.1%	66.2%

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$45,949	$—	$—	$45,949
U.S. agency bonds – mortgage-backed	—	972,099	—	972,099
U.S. agency bonds – other	—	10,996	—	10,996
Non-U.S. government bonds	—	52,274	—	52,274
Other mortgage-backed bonds	—	9,920	—	9,920
Corporate bonds	—	760,357	—	760,357
Municipal bonds	—	169,066	—	169,066
Other investments	—	—	2,192	2,192
Total	$45,949	$1,974,712	$2,192	$2,022,853
As a percentage of total assets	1.4%	58.1%	0.1%	59.6%
Liabilities
Securities sold but not yet purchased	$—	$55,830	$—	$55,830
As a percentage of total liabilities	—%	2.1%	—%	2.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(b) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
Other investments:	2012	2011
Balance at beginning of period	$2,697	$1,962
Net realized gains – included in net income	36	—
Net realized losses – included in net income	—	(23)
Change in net unrealized gains – included in other comprehensive income	7	19
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	200	192
Sales and redemptions	(114)	(140)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,826	$2,010
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Nine Months Ended September 30,
Other investments:	2012	2011
Balance at beginning of period	$2,192	$5,847
Net realized gains – included in net income	55	—
Net realized losses – included in net income	—	(117)
Change in net unrealized gains – included in other comprehensive income	59	102
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	794	1,026
Sales and redemptions	(274)	(4,848)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,826	$2,010
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

4. Fair Value of Financial Instruments (continued)

(c) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated debt as of September 30, 2012 and December 31, 2011:

		September 30, 2012		December 31, 2011
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$114,337	$107,500	$104,888
2012 Senior Notes	8.00%	100,000	106,800	—	—
Junior Subordinated Debt	14.00%	126,303	165,864	126,263	173,621

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

The following table shows an analysis of goodwill and intangible assets as of September 30, 2012 and December 31, 2011:

September 30, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(21,955)	29,445	15 years double declining
Net balance	$117,439	$(21,955)	$95,484

December 31, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(18,684)	32,716	15 years double declining
Net balance	$117,439	$(18,684)	$98,755

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

5. Goodwill and Intangible Assets (continued)

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three and nine months ended September 30, 2012 and 2011. The estimated amortization expenses for the next five years are:

2012	$1,091
2013	3,781
2014	3,276
2015	2,840
2016	2,461

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

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011 and included accrued interest from June 24, 2011. Interest expense for the three and nine months ended September 30, 2012 were $2,217 and $6,651, respectively (September 30, 2011 - $2,217 and $2,390, respectively), out of which $394 was accrued as of September 30, 2012 (December 31, 2011 - $394).

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

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012 and will include accrued interest from March 27, 2012. Interest expense for the three and nine months ended September 30, 2012 were $2,000 and $4,111, respectively, out of which $111 was accrued as of September 30, 2012.

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

As a consequence of the issuance of a majority of the Units to a related party under ASC Topic 810 "Consolidation", the Trust is a variable interest entity; however, the Company is not deemed to be the primary beneficiary of the Trust, therefore it is not consolidated. The issuance of common shares associated with the Trust Preferred Securities resulted in an original issuance discount of $44,928 based on market price of $3.85 on January 20, 2009. The discount is amortized over 30 years based on the effective interest method. The Junior Subordinated Debt and Trust Preferred Securities mature in 2039 and carry a stated or coupon rate of 14%, with an effective interest rate of 16.95%.

Using the proceeds from the 2011 Senior Notes offering and existing cash, the Company repurchased $107,500 of the Junior Subordinated Debt on July 15, 2011, including $79,066 of the Units originally purchased by certain trusts established by Michael Karfunkel.  Pursuant to the terms of the TRUPS Offering, the Company incurred a repurchase expense in 2011 equivalent to one year's interest expense, or $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to those repurchased Junior Subordinated Debt in 2011 which amounted to $20,313.

As of September 30, 2012, the stated value of the Junior Subordinated Debt was $126,303 which comprises the principal amount of $152,500 and unamortized discount of $26,197. Amortization expense for the three and nine months ended September 30, 2012 were $14 and $40, respectively (September 30, 2011 - $4 and $33, respectively).  Interest expense for the three and nine months ended September 30, 2012 were $5,338 and $16,013, respectively (September 30, 2011 - $5,965 and $24,165, respectively), out of which $4,448 was accrued as of September 30, 2012 (December 31, 2011 - $4,448).

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Maiden common shareholders	$21,919	$16,004	$56,837	$10,980
Weighted average number of common shares outstanding – basic	72,270,052	72,182,759	72,251,711	72,136,366
Potentially dilutive securities:
Share options and restricted share units	868,909	739,209	836,822	746,968
Weighted average number of common shares outstanding – diluted	73,138,961	72,921,968	73,088,533	72,883,334
Basic earnings per share attributable to Maiden common shareholders:	$0.30	$0.22	$0.79	$0.15
Diluted earnings per share attributable to Maiden common shareholders:	$0.30	$0.22	$0.78	$0.15

As of September 30, 2012, 2,082,608 share options (September 30, 2011 - 2,147,674) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

8. Shareholders' Equity

Preference Shares - Series A

On August 22, 2012, the Company issued six million 8.25% Preference Shares - Series A (the “Preference Shares”), par value $0.01 per share, at a price of $25 per share. The Company received net proceeds of $145,041 from its offering, after deducting expenses and underwriting discounts of $4,959. The Preference Shares have no stated maturity date and are redeemable in whole or in part at the option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

Dividends on the Preference Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preference Shares for any dividend period, holders of Preference Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares will be entitled to receive dividend payments only when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board of Directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.25% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Preference Shares have been declared and paid, no dividend shall be paid or declared on the common shares.

The holders of the Preference Shares have no voting rights other than the right to elect up to two of directors if preference share dividends are not declared and paid for six or more dividend periods.

During the three and nine months ended September 30, 2012, the Company declared and paid $0 in preference share dividends.

9. Share Based Compensation

The Company’s 2007 Share Incentive Plan, as amended (the "Plan") provides for grants of share options, restricted shares and restricted share units. The total number of shares currently reserved for issuance under the Plan is 10,000,000 common shares. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgments and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of approximately $343 and $995 for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $333 and $1,011, respectively).

Share Options

The key assumptions used in determining the fair value of options granted in the three and nine months ended September 30, 2012 and a summary of the methodology applied to develop each assumption are as follows:

September 30, 2012
Assumptions:
Volatility	45.55 – 47.60%
Risk-free interest rate	1.29 – 1.62%
Weighted average expected lives in years	6.1 years
Forfeiture rate	—%
Dividend yield rate	3.04 – 3.27%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. It was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares only began trading in May 2008, thus, it does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options. As a

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

9. Share Based Compensation (continued)

substitute for such estimate, the Company blended its historical volatility with the historical volatilities of a set of comparable companies in the industry in which the Company operates.

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

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three and nine months ended September 30, 2012 and 2011.

For the Three Months Ended September 30, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2012	2,870,581	$6.62	7.13 years
Exercised	(20,907)	$4.36	—
Expired	(52,251)	$9.90	—
Forfeited	(7,465)	$7.76	—
Outstanding, September 30, 2012	2,789,958	$6.58	6.90 years

For the Three Months Ended September 30, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2011	2,892,533	$6.47	7.96 years
Granted	—	$—	—
Exercised	(55,642)	$3.28	—
Expired	(1,750)	$7.66	—
Outstanding, September 30, 2011	2,835,141	$6.54	7.72 years

For the Nine Months Ended September 30, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2011	2,916,143	$6.61	7.55 years
Granted	49,500	$8.77	9.53 years
Exercised	(61,061)	$4.16	—
Expired	(103,284)	$9.88	—
Forfeited	(11,340)	$7.54	—
Outstanding, September 30, 2012	2,789,958	$6.58	6.90 years

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

9. Share Based Compensation (continued)

For the Nine Months Ended September 30, 2011	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2010	2,940,876	$6.41	8.40 years
Granted	36,500	$8.81	9.61 years
Exercised	(99,172)	$3.50	—
Expired	(43,063)	$7.23	—
Outstanding, September 30, 2011	2,835,141	$6.54	7.72 years

The weighted average grant date fair value was $2.00 and $1.97 for all options outstanding at September 30, 2012 and 2011, respectively. There was approximately $1,630 and $2,411 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of September 30, 2012 and 2011, respectively.

Performance-Based Restricted Share Units (PB-RSUs)

The Compensation Committee of the Board of Directors approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to executive officers and senior Company employees. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Compensation Committee. The first performance cycle is for two years, 2011-2012, and subsequent performance cycles will be for three years. For the three and nine months ended September 30, 2012, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target level.

CEO Non-Performance-Based Restricted Share Units

On March 1, 2012, the Compensation Committee of the Board of Directors approved an award of non-performance-based restricted share units to the Company's CEO. The award consists of 86,705 restricted share units which will automatically vest by the end 2014. Each share unit has a fair value of $8.56 which is amortized over 34 months. The unamortized compensation cost related to this grant is $589 as of September 30, 2012.

10. Dividends Declared

On August 7, 2012, the Company's Board of Directors approved a quarterly dividend of $0.08 per common share, payable on October 15, 2012 to shareholders of record on October 1, 2012.

11. Related Party Transactions

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
(Unaudited)

11. Related Party Transactions (continued)

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

Effective April 1, 2011, Maiden Bermuda and AII amended the Reinsurance Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended
Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements, and the Reinsurance Agreement was extended by one year to July 14, 2014, and shall automatically renew for successive three-year periods thereafter, unless AII or Maiden Bermuda elects to terminate this Reinsurance Agreement effective July 1, 2014 or the expiration date of any successive three-year period. If the AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholder's equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

The Company recorded approximately $46,969 and $132,098 of ceding commission expense for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $41,722 and $112,965, respectively) as a result of this transaction.

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

Effective January 1, 2012, the quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited was amended, thereby increasing the maximum liability attaching to €10,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France.

For the three and nine months ended September 30, 2012, the Company recorded approximately $1,340 and $3,774, respectively, (September 30, 2011 - $1,127 and $2,102, respectively) of commission expense as a result of this transaction.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Related Party Transactions (continued)

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

Effective September 1, 2010, the Company, through its indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its credit insurance business written under the Open Lending Program ("OPL") and (b) 100% of its general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement has a term of three years and will remain continuously in force until terminated in accordance with the provisions set forth in the contract. The OPL program was terminated on December 1, 2011 on a run-off basis and the NAXS program will terminate on October 31, 2012. Maiden Specialty recorded approximately $1,404 and $6,438 of premiums earned ceded and $404 and $1,921 of ceding commission for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $1,862 and $4,119 of premiums earned ceded and $564 and $1,253 of ceding commission, respectively).

Effective September 1, 2010, the Company, through its indirect wholly owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into a reinsurance agreement with Security National Insurance Company ("SNIC"), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $619 and $1,270 of premiums earned and $117 and $289 of commission expense for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $0 and $7 of premiums earned and $0 and $0.1 of commission expense, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of September 30, 2012 and December 31, 2011 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Master Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Related Party Transactions (continued)

In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month London Interbank Offered Rate ("LIBOR") plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of September 30, 2012 was approximately $793,945 (December 31, 2011 - $461,216) and the accrued interest was $6,633 (December 31, 2011 - $4,131). (See Note 3(d)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of premium assumed under the contracts. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $2,216 and $6,412 of reinsurance brokerage expense for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $1,996 and $5,131, respectively) and deferred reinsurance brokerage of $6,067 as of September 30, 2012 (December 31, 2011 - $4,891) as a result of these agreements.

The Company paid brokerage fees to AmTrust's subsidiary AmTrust North America of $20 and $20 for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $33 and $70, respectively) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AIIM, an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $952 and $2,667 of investment management fees for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $795 and $2,364, respectively) as a result of this agreement.

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the three and nine months ended September 30, 2012, the Company recorded an expense of $6 and $38, respectively (September 30, 2011 - $23 and $65, respectively) for the use of the aircraft.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

11. Related Party Transactions (continued)

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

Maiden Bermuda recorded approximately $21,856 and $63,435 of ceding commission expense for the three and nine months ended September 30, 2012, respectively (September 30, 2011 - $19,156 and $55,458, respectively) as a result of this transaction.

Other

Effective September 12, 2012, the Company through its indirect wholly owned subsidiary, Maiden Re Insurance Services, LLC ("Maiden Re"), entered into a consulting agreement with Integon Association Management LLC ("Integon"), a wholly owned subsidiary of ACAC, pursuant to which Maiden Re has agreed to provide to Integon underwriting, and pricing support for a fee of $25 per month, and also a fee of $0.1 for each policy quote evaluation and an additional $0.1 for each policy re-quote evaluation. The initial term of this agreement is for a period of one year, unless terminated earlier by either party. This agreement shall be renewed automatically upon expiration of the initial term for successive one year periods, unless a party delivers written notice of non-renewal to the other party at least 120 days before the end of the initial term or any renewal term. The Company recorded $0 consulting fee income for the three and nine months ended September 30, 2012.

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company ("New South"), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. For the three and nine months ended September 30, 2012, Maiden Specialty recorded approximately $0 and $0 of ceded premium and $0 and $0 of ceding commissions, respectively (September 30, 2011 - $0 and $(0.6) and $0 and $0.2, respectively).

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes, which are fully and unconditionally guaranteed by the Company.  The proceeds from the 8.25% Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities.  The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  American Capital Partners Re, Ltd., an entity owned by the Annuity Trust controlled by Michael Karfunkel,  accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011.  George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500, of the principal amount of the 8.25% Senior Notes.  The Company's Audit Committee reviewed and approved ACAC's, AII's, and George Karfunkel's participation in the 8.25% Senior Notes offering.

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

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended September 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$193,943	$186,258	$75,646	$455,847
Net premiums earned	$200,020	$177,293	$71,660	$448,973
Other insurance revenue	2,622	—	—	2,622
Net loss and loss adjustment expenses	(141,625)	(120,942)	(46,579)	(309,146)
Commission and other acquisition expenses	(47,801)	(50,525)	(22,597)	(120,923)
General and administrative expenses	(9,256)	(535)	(199)	(9,990)
Underwriting income	$3,960	$5,291	$2,285	$11,536
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				23,960
Amortization of intangible assets				(1,090)
Foreign exchange gains				1,213
Interest and amortization expenses				(9,569)
Other general and administrative expenses				(3,588)
Income tax expense				(528)
Income attributable to noncontrolling interest				(15)
Net income attributable to Maiden common shareholders				$21,919

Net loss and loss adjustment expense ratio*	69.9%	68.2%	65.0%	68.5%
Commission and other acquisition expense ratio**	23.6%	28.5%	31.5%	26.8%
General and administrative expense ratio***	4.5%	0.3%	0.3%	2.9%
Combined ratio****	98.0%	97.0%	96.8%	98.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Segments (continued)

For the Three Months Ended September 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$188,652	$173,502	$66,432	$428,586
Net premiums earned	$197,803	$159,668	$62,806	$420,277
Other insurance revenue	4,530	—	—	4,530
Net loss and loss adjustment expenses	(123,267)	(110,727)	(40,510)	(274,504)
Commission and other acquisition expenses	(62,032)	(44,845)	(19,900)	(126,777)
General and administrative expenses	(8,468)	(538)	(408)	(9,414)
Underwriting income	$8,566	$3,558	$1,988	$14,112
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains (losses) on investment				15,849
Amortization of intangible assets				(1,258)
Foreign exchange losses				(1,103)
Interest and amortization expenses				(8,178)
Other general and administrative expenses				(3,061)
Income tax expense				(359)
Loss attributable to noncontrolling interest				2
Net income attributable to Maiden common shareholders				$16,004

Net loss and loss adjustment expense ratio*	60.9%	69.3%	64.5%	64.6%
Commission and other acquisition expense ratio**	30.7%	28.1%	31.7%	29.8%
General and administrative expense ratio***	4.2%	0.4%	0.6%	3.0%
Combined ratio****	95.8%	97.8%	96.8%	97.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Segments (continued)

For the Nine Months Ended September 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$626,220	$607,902	$224,518	$1,458,640
Net premiums earned	$603,613	$512,988	$207,984	$1,324,585
Other insurance revenue	9,650	—	—	9,650
Net loss and loss adjustment expenses	(412,437)	(350,553)	(134,508)	(897,498)
Commission and other acquisition expenses	(159,895)	(142,284)	(65,665)	(367,844)
General and administrative expenses	(31,849)	(1,444)	(566)	(33,859)
Underwriting income	$9,082	$18,707	$7,245	$35,034
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				60,908
Amortization of intangible assets				(3,271)
Foreign exchange gains				1,318
Interest and amortization expenses				(26,815)
Other general and administrative expenses				(8,758)
Income tax expense				(1,498)
Income attributable to noncontrolling interest				(81)
Net income attributable to Maiden common shareholders				$56,837

Net loss and loss adjustment expense ratio*	67.3%	68.3%	64.7%	67.3%
Commission and other acquisition expense ratio**	26.1%	27.7%	31.6%	27.6%
General and administrative expense ratio***	5.1%	0.4%	0.2%	3.1%
Combined ratio****	98.5%	96.4%	96.5%	98.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Segments (continued)

For the Nine Months Ended September 30, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$605,490	$516,665	$192,897	$1,315,052
Net premiums earned	$542,325	$410,441	$181,829	$1,134,595
Other insurance revenue	11,364	—	—	11,364
Net loss and loss adjustment expenses	(349,999)	(279,006)	(117,280)	(746,285)
Commission and other acquisition expenses	(161,709)	(120,198)	(57,766)	(339,673)
General and administrative expenses	(24,805)	(1,802)	(1,423)	(28,030)
Underwriting income	$17,176	$9,435	$5,360	$31,971
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains (losses) on investment				55,446
Amortization of intangible assets				(3,775)
Foreign exchange gains				898
Interest and amortization expenses				(26,588)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(9,577)
Income tax expense				(2,037)
Loss attributable to noncontrolling interest				5
Net income attributable to Maiden common shareholders				$10,980

Net loss and loss adjustment expense ratio*	63.2%	68.0%	64.5%	65.1%
Commission and other acquisition expense ratio**	29.2%	29.3%	31.8%	29.6%
General and administrative expense ratio***	4.5%	0.4%	0.8%	3.3%
Combined ratio****	96.9%	97.7%	97.1%	98.0%

*	Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Segments (continued)

September 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$239,667	$119,859	$89,660	$449,186
Funds withheld	41,927	—	—	41,927
Prepaid reinsurance premiums	43,621	—	—	43,621
Reinsurance recoverable on unpaid losses	29,110	—	—	29,110
Deferred commission and other acquisition expenses	95,213	144,960	34,414	274,587
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	95,484	—	—	95,484
Restricted investments and cash	1,203,909	793,945	85,645	2,083,499
Corporate and other assets	1,911	—	—	763,726
Total Assets	$1,750,842	$1,226,739	$209,719	$3,949,115

December 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$244,610	$102,003	$76,742	$423,355
Funds withheld	42,605	—	—	42,605
Prepaid reinsurance premiums	35,381	—	—	35,381
Reinsurance recoverable on unpaid losses	20,289	—	—	20,289
Deferred commission and other acquisition expenses	98,712	120,369	29,355	248,436
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	98,755	—	—	98,755
Restricted investments and cash	1,063,010	461,216	62,017	1,586,243
Corporate and other assets	2,429	—	—	772,072
Total Assets	$1,605,791	$851,563	$168,114	$3,395,111

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Segments (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012		2011
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$41,667	9.1%	$46,908	10.9%
Casualty	114,655	25.2%	106,413	24.8%
Accident and Health	9,174	2.0%	13,238	3.1%
International	28,447	6.2%	22,093	5.2%
Total Diversified Reinsurance	193,943	42.5%	188,652	44.0%
AmTrust Quota Share Reinsurance
Small Commercial Business	84,024	18.4%	57,836	13.5%
Specialty Program	14,931	3.3%	38,242	8.9%
Specialty Risk and Extended Warranty	87,303	19.2%	77,424	18.1%
Total AmTrust Quota Share Reinsurance	186,258	40.9%	173,502	40.5%
ACAC Quota Share
Automobile Liability	39,019	8.6%	38,453	9.0%
Automobile Physical Damage	36,627	8.0%	27,979	6.5%
Total ACAC Quota Share	75,646	16.6%	66,432	15.5%
	$455,847	100.0%	$428,586	100.0%

	For the Nine Months Ended September 30,
	2012		2011
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$157,628	10.8%	$168,612	12.8%
Casualty	349,356	24.0%	314,216	23.9%
Accident and Health	34,484	2.3%	36,779	2.8%
International	84,752	5.8%	85,883	6.5%
Total Diversified Reinsurance	626,220	42.9%	605,490	46.0%
AmTrust Quota Share Reinsurance
Small Commercial Business	256,198	17.6%	174,448	13.3%
Specialty Program	63,877	4.4%	73,674	5.6%
Specialty Risk and Extended Warranty	287,827	19.7%	268,543	20.4%
Total AmTrust Quota Share Reinsurance	607,902	41.7%	516,665	39.3%
ACAC Quota Share
Automobile Liability	118,288	8.1%	110,661	8.4%
Automobile Physical Damage	106,230	7.3%	82,236	6.3%
Total ACAC Quota Share	224,518	15.4%	192,897	14.7%
	$1,458,640	100.0%	$1,315,052	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

12. Segments (continued)

	For the Three Months Ended September 30,
	2012		2011
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$50,688	11.3%	$45,345	10.8%
Casualty	119,572	26.6%	107,757	25.6%
Accident and Health	11,176	2.5%	10,425	2.5%
International	18,584	4.1%	34,276	8.2%
Total Diversified Reinsurance	200,020	44.5%	197,803	47.1%
AmTrust Quota Share Reinsurance
Small Commercial Business	81,287	18.1%	55,542	13.2%
Specialty Program	9,828	2.2%	26,642	6.3%
Specialty Risk and Extended Warranty	86,178	19.2%	77,484	18.5%
Total AmTrust Quota Share Reinsurance	177,293	39.5%	159,668	38.0%
ACAC Quota Share
Automobile Liability	38,374	8.6%	36,126	8.6%
Automobile Physical Damage	33,286	7.4%	26,680	6.3%
Total ACAC Quota Share	71,660	16.0%	62,806	14.9%
	$448,973	100.0%	$420,277	100.0%

	For the Nine Months Ended September 30,
	2012		2011
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$164,739	12.4%	$134,741	11.9%
Casualty	334,559	25.3%	285,716	25.2%
Accident and Health	32,547	2.5%	33,524	3.0%
International	71,768	5.4%	88,344	7.7%
Total Diversified Reinsurance	603,613	45.6%	542,325	47.8%
AmTrust Quota Share Reinsurance
Small Commercial Business	218,086	16.4%	156,041	13.7%
Specialty Program	60,414	4.6%	63,155	5.6%
Specialty Risk and Extended Warranty	234,488	17.7%	191,245	16.9%
Total AmTrust Quota Share Reinsurance	512,988	38.7%	410,441	36.2%
ACAC Quota Share
Automobile Liability	113,168	8.5%	104,146	9.2%
Automobile Physical Damage	94,816	7.2%	77,683	6.8%
Total ACAC Quota Share	207,984	15.7%	181,829	16.0%
	$1,324,585	100.0%	$1,134,595	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of U.S. dollars, except share and per share data)
(Unaudited)

13. Subsequent Events

(a) On November 7, 2012, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	January 15, 2013	January 2, 2013
Preference shares - Series A	$0.6073	December 17, 2012	December 1, 2012

(b) In October 2012, Hurricane Sandy impacted the Eastern United States, causing widespread property damage and flooding. The Company's business model generally avoids reinsuring catastrophic property exposures; however our clients insure property risks which we subsequently reinsure, normally with occurrence limitations and often with loss sensitive features. As such there is also uncertainty with respect to the Company's potential losses from this event.

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

 Introduction

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our annualized revenue to an amount in excess of $1.7 billion while significantly enhancing our capital position to approximately $1.4 billion as of September 30, 2012. These transactions have included the AmTrust Quota Share, the GMAC Acquisition, the TRUPS Offering and the ACAC Quota Share. More recent significant developments have included:

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K. based GMAC International Insurance Services, Ltd. ("IIS") in 2010 (the “IIS Acquisition”); and

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

•
Completing a public offering of $150.0 million Preference Shares - Series A (the “Preference Shares”). The Company received net proceeds of $145.0 million from the offering. The Preference Shares have been listed on the New York Stock Exchange under the symbol "MHPRA". The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes, which may include repurchasing a portion of the Company's outstanding common shares and repurchasing the Company's outstanding 14% 30-year trust preferred securities ("TRUPS") issued in January 2009.

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

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. As of September 30, 2012, we had approximately $3.9 billion in total assets, $1.0 billion of shareholders' equity and $1.4 billion in total capital, which includes shareholders' equity, senior notes and junior subordinated debt.

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

While natural and man-made catastrophes occur each year that affect reinsurance industry results, in both 2010 and 2011 the insurance and reinsurance industry experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. Consistent with our business model, the Company only experienced modest losses from the 2010 and 2011 global catastrophe events. However, the unusually high frequency of loss activity from U.S. thunderstorm and tornado did impact our U.S clients in the second quarter of 2011, adversely affecting the Company's results. Other U.S.-based catastrophe experience in 2011 and in the first nine months of 2012 was within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts. Despite this elevated level of weather losses in the second quarter of 2011, consistent with its operating model, Maiden maintained profitable underwriting results throughout 2011.

In the first nine months of 2012, meaningful global and U.S. catastrophe losses declined from the levels of the past two years and industry financial results, taken as a whole, have improved compared to 2010 and 2011. However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities; yields on these securities have continued to decline and are at historically low levels. Interest rates are widely forecast to persist at such levels for the foreseeable future. During the third quarter of 2012, the U.S. Federal Reserve announced new policy measures designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market. The likely continued existence of these investment conditions will adversely impact the results of the property and casualty industry generally, placing additional pressure on companies underwriting results at a time that market conditions may not be supportive of sustained, longer-term additional pricing measures which would stabilize underwriting trends.

Despite the combined financial impact of these events, capital positions across the insurance and reinsurance industry appeared to remain adequate through September 30, 2012. However, in late October, Hurricane Sandy impacted the Mid-Atlantic and Northeast coasts of the U.S. In addition, Hurricane Sandy generated significant storm surge, which contributed substantially to loss of life, widespread power outages, significant disruptions to travel and devastating flooding throughout the affected regions. Given the severe magnitude and recent occurrence of this event, and the ongoing dislocation within the affected region, there is a limited amount of data available from industry participants and clients, resulting in significant uncertainty with respect to potential insured losses from this event. The Company's business model generally avoids reinsuring catastrophic property exposures; however our clients do insure property risks which we subsequently reinsure, normally with occurrence limitations and often with loss sensitive features. As such there is also uncertainty with respect to the Company's potential losses from this event, which are expected to impact results of operations in the fourth quarter of 2012.

Although the ultimate impact of recent catastrophe activity and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance through the first nine months of 2012, broad industry conditions brought about by these events are potentially supportive of improved pricing in the near term. However, the scope and tenure of any improved pricing environment remains less certain. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. Depending on the ultimate impact of Hurricane Sandy combined with the continuing unfavorable investment environment on industry capital positions and profitability, a significant positive effect on competition and pricing is possible. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Recent Developments

Issuance of Preference Shares

On August 22, 2012, the Company issued six million 8.25% Preference Shares, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering, after deducting expenses and underwriting discounts of $5.0 million. The Preference Shares have no stated maturity date and are redeemable in whole or in part at the option of the

Company any time on or after August 29, 2017 at a redemption price of $25 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

Dividends on the Preference Shares are non-cumulative. Consequently, in the event dividends are not declared on the Preference Shares for any dividend period, holders of Preference Shares will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares will be entitled to receive dividend payments only when, as and if declared by the Company's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.25% of the $25 liquidation preference per annum.

The holders of the Preference Shares have no voting rights other than the right to elect up to two directors directors if preferred share dividends are not declared and paid for six or more dividend periods. The Preference Shares have been listed on the New York Stock Exchange and trading commenced on August 31, 2012 under the symbol "MHPRA".

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

In March 2012, the Company, through Maiden NA, issued $100.0 million principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. The net proceeds from the 2012 Senior Notes of $96.6 million have been used for working capital and general corporate purposes.

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

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL. Actual assets in support of the liabilities assumed under the IICL Agreement were transferred to the Company when the subject individual agreements were novated to Maiden Bermuda. During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As of September 30, 2012, one contract had not yet been novated and this is expected to occur by the end of 2012. Please refer to the section entitled "IIS Acquisition — Funds Withheld" in the Liquidity and Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q for further information.

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

The aggregate purchase price of GMAC VS and GMAC LF at November 30, 2010 was $22.3 million, which was the tangible book value of each entity. All balances of the IIS Acquisition were settled on an estimated basis and pursuant to the terms of the underlying agreements, were subject to adjustment to the final actual balances as of November 30, 2010 in the following year. In 2011, the total consideration was reduced to $21.6 million.

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

Third Quarter and Nine Months Ended September 30, 2012 Financial Highlights

Consolidated Results of Operations

•
Net income attributable to Maiden common shareholders of $21.9 million, or $0.30 basic and diluted earnings per common share for the three months ended September 30, 2012 compared to $16.0 million, or $0.22 basic and diluted earnings per common share for the same period in 2011.

•
Net income attributable to Maiden common shareholders of $56.8 million, or $0.79 basic and $0.78 diluted earnings per common share for the nine months ended September 30, 2012 compared to $11.0 million, or $0.15 basic and diluted earnings per common share for the same period in 2011.

•
Operating earnings(1) of $19.5 million, or $0.27 basic and diluted operating earnings per common share(1) for the three months ended September 30, 2012 compared to $21.4 million, or $0.30 basic and $0.29 diluted operating earnings per common share for the same period in 2011.

•
Operating earnings(1) of $58.6 million, or $0.81 basic and $0.80 diluted operating earnings per common share(1) for the nine months ended September 30, 2012 compared to $52.4 million, or $0.73 basic and $0.72 diluted operating earnings per common share for the same period in 2011.

•	Gross premiums written of $478.5 million and $1,537.0 million for the three and nine months ended September 30, 2012, a 6.1% increase and 11.0% increase over the same periods in 2011, respectively.

•	Net premiums earned of $448.9 million and $1,324.5 million for the three and nine months ended September 30, 2012, a 6.8% and 16.7% increase over the same periods in 2011, respectively.

•
Underwriting income(2) of $11.5 million and $35.0 million and a combined ratio(2) of 98.2% and 98.0% for the three and nine months ended September 30, 2012 compared to $14.1 million and $32.0 million and 97.4% and 98.0%, respectively for the same periods in 2011.

•	Net investment income of $21.6 million and $60.1 million for the three and nine months ended September 30, 2012, a 14.9% and 4.1% increase over the same periods in 2011, respectively.

Consolidated Financial Condition

•	Annualized operating return on common equity(1) of 9.5% for the nine months ended September 30, 2012 compared to 9.2% for the same period in 2011.

•	Common shareholders’ equity of $877.8 million; book value per common share of $12.14.

•	Total cash and investments of $2.8 billion; fixed maturities comprise 93.4% of total invested assets, of which 51.9% have a credit rating of AA+ or better and an overall average credit rating of A+.

•	Total assets of $3.9 billion.

•	Reserve for loss and loss adjustment expenses of $1.5 billion.

•	Total debt of $333.8 million and a debt to total capitalization ratio of 24.5%.

(1)
Operating earnings, operating earnings per common share and operating return on common equity are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Underwriting income and combined ratio are operating metrics. See “Certain Operating Measures” for additional information.

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

Operating Earnings and Operating Earnings per Common Share: In addition to presenting net income determined in accordance with GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance.  Operating earnings should not be viewed as a substitute for GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations, including the following items in 2011:

•	Transaction expenses related to the IIS Acquisition, as these are non-recurring; and

•	Junior subordinated debt repurchase expense and the accelerated amortization of junior subordinated debt discount and issuance costs resulting from the 2011 Senior Notes offering.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income, for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net income attributable to Maiden common shareholders	$21.9	$16.0	$56.8	$11.0
Add (subtract):
Net realized and unrealized (gains) losses on investment	(2.4)	2.9	(0.8)	2.3
Foreign exchange (gains) losses	(1.2)	1.1	(1.3)	(0.9)
Amortization of intangible assets	1.1	1.2	3.3	3.7
Junior subordinated debt repurchase expense	—	—	—	15.1
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	—	20.3
Non-recurring general and administrative expenses relating to IIS Acquisition	—	—	—	0.2
Non-cash deferred tax expense	0.1	0.2	0.6	0.7
Operating earnings attributable to Maiden common shareholders	$19.5	$21.4	$58.6	$52.4
Operating earnings per common share:
Basic operating earnings per common share	$0.27	$0.30	$0.81	$0.73
Diluted operating earnings per common share	$0.27	$0.29	$0.80	$0.72

Operating Return on Common Equity ("Operating ROCE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity (average shareholders' equity excluding the aggregate liquidation value of our preference shares). Management has set as a target a long-term average of 15% Operating ROCE, which management believes provides an attractive return to common shareholders for the risk assumed. Operating ROCE for the three and nine months ended September 30, 2012 and 2011 is computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Operating earnings attributable to Maiden common shareholders	$19.5	$21.4	$58.6	$52.4

Opening Maiden common shareholders’ equity	$824.3	$759.3	$768.6	$750.2
Ending Maiden common shareholders’ equity	$877.8	$767.2	$877.8	$767.2
Average Maiden common shareholders’ equity	$851.1	$763.3	$823.2	$758.7

Operating return on common shareholders' equity	2.3%	2.8%	7.1%	6.9%
Annualized operating return on common shareholders' equity	9.1%	11.1%	9.5%	9.2%

The decline in Operating ROCE for the three months ended September 30, 2012 compared to the same period in 2011 is primarily the result of lower operating earnings as a result of higher combined ratio in 2012 and was further decreased by strong growth in common shareholders' equity resulting from the higher earnings and increased other comprehensive income brought about by the $43.6 million increase in unrealized gains on the Company's investment portfolio for the three months ended September 30, 2012.

The increase in Operating ROCE for the nine months ended September 30, 2012 compared to the same period in 2011 is primarily the result of higher operating earnings as a result of higher investment income in 2012. These improved results were offset by stronger growth in common shareholders' equity resulting from the higher earnings and the combined effect of improved net income along with higher other comprehensive income for the nine months ended September 30, 2012, the result of a $73.7 million increase in unrealized gains on the Company's investment portfolio.

Book Value per Common Share:  Management uses growth in book value per common share as a primary measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per common share ultimately results in growth in the Company’s common share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per common share as of September 30, 2012 and December 31, 2011 is computed as follows:

	September 30, 2012	December 31, 2011
	($ in Millions)
Ending Maiden common shareholders’ equity	$877.8	$768.6
Common shares outstanding	72,282,489	72,221,428
Book value per common share	$12.14	$10.64

The increase in Maiden common shareholders' equity was due to net income for the nine months ended September 30, 2012 of $56.8 million, an increase in unrealized gains on investments of $73.7 million offset by dividends declared of $17.3 million and a foreign currency translation adjustment of $0.3 million.

Certain Operating Measures

Underwriting Income and Combined Ratio:   The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the loss and loss expense ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the total losses and loss expenses, acquisition expenses and general and administrative expenses are less than the premiums earned on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting losses and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net earned premium and is the monetized equivalent of the combined ratio.

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

The "net loss and loss adjustment expense ratio" is derived by dividing net losses and loss expenses by the sum of net premiums earned and other insurance revenue. The "commission and other acquisition expense ratio" is derived by dividing acquisition expenses by the sum of net premiums earned and other insurance revenue. The "general and administrative expense ratio" is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The "expense ratio" is the sum of the commission and other acquisition expense ratio and the general and administrative expense ratio.

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

 Critical Accounting Policies

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with Note 2, Recent Accounting Pronouncements in the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and Note 2, Significant Accounting Policies, included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.  There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

Net Income

The following table sets forth our selected Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Gross premiums written	$478.5	$451.1	$1,537.0	$1,384.3
Net premiums written	$455.8	$428.6	$1,458.6	$1,315.1
Net premiums earned	$448.9	$420.3	$1,324.5	$1,134.5
Other insurance revenue	2.6	4.5	9.7	11.4
Net loss and loss adjustment expenses	(309.1)	(274.5)	(897.5)	(746.3)
Commission and other acquisition expenses	(120.9)	(126.8)	(367.8)	(339.6)
General and administrative expenses	(10.0)	(9.4)	(33.9)	(28.0)
Total underwriting income	11.5	14.1	35.0	32.0
Other general and administrative expenses	(3.6)	(3.1)	(8.7)	(9.6)
Net investment income	21.6	18.7	60.1	57.7
Net realized and unrealized gains (losses) on investment	2.4	(2.9)	0.8	(2.3)
Junior subordinated debt repurchase expense	—	—	—	(15.1)
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	—	(20.3)
Amortization of intangible assets	(1.1)	(1.2)	(3.3)	(3.7)
Foreign exchange gains (losses)	1.2	(1.1)	1.3	0.9
Interest and amortization expenses	(9.6)	(8.2)	(26.8)	(26.6)
Income tax expense	(0.5)	(0.3)	(1.5)	(2.0)
Income attributable to noncontrolling interest	—	—	(0.1)	—
Net income attributable to Maiden common shareholders	$21.9	$16.0	$56.8	$11.0
Ratios
Net loss and loss adjustment expense ratio	68.5%	64.6%	67.3%	65.1%
Commission and other acquisition expense ratio	26.8%	29.8%	27.6%	29.6%
General and administrative expense ratio	2.9%	3.0%	3.1%	3.3%
Expense ratio	29.7%	32.8%	30.7%	32.9%
Combined ratio	98.2%	97.4%	98.0%	98.0%

Net income attributable to Maiden common shareholders for the three and nine months ended September 30, 2012 was $21.9 million and $56.8 million compared to $16.0 million and $11.0 million for the same periods in 2011, respectively. The increase in net income for the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to higher net investment income along with an increase in realized and unrealized gains on investment. These improvements were offset by a higher combined ratio, primarily in the Company's Diversified segment.

For the nine months ended September 30, 2012, net income also improved as a result of higher net investment income along with an increase in realized and unrealized gains on investment. The nine month results were also aided by higher underwriting income, the result of continuing premium growth and a stable combined ratio. The nine month 2011 results were significantly reduced as a result of charges related to the 2011 Senior Notes offering which included $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of subordinated debt discount and issuance costs.

Comparison of Three and Nine Months Ended September 30, 2012 and 2011

Net Premiums Written -  Net premiums written increased by $27.2 million or 6.4% and increased by $143.5 million or 10.9% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The following table details the mix of our business on a net premiums written basis:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$193.9	42.5%	$188.7	44.0%	$5.2	2.8%
AmTrust Quota Share Reinsurance	186.3	40.9%	173.5	40.5%	12.8	7.4%
ACAC Quota Share	75.6	16.6%	66.4	15.5%	9.2	13.9%
Total	$455.8	100.0%	$428.6	100.0%	$27.2	6.4%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$626.2	42.9%	$605.5	46.0%	$20.7	3.4%
AmTrust Quota Share Reinsurance	607.9	41.7%	516.7	39.3%	91.2	17.7%
ACAC Quota Share	224.5	15.4%	192.9	14.7%	31.6	16.4%
Total	$1,458.6	100.0%	$1,315.1	100.0%	$143.5	10.9%

The changes in net premiums written were primarily the result of the following:

•
Continued underwriting discipline by Maiden US in the Diversified Reinsurance segment -  Maiden US continues to maintain its underwriting discipline in the face of ongoing significant market competition and Maiden US wrote fewer new accounts in 2012. As a result, there was a small decrease in premiums written for the three months ended September 30, 2012 of $0.8 million or 0.5% compared to the same period in 2011. Maiden Bermuda and IIS increased their written premium by $6.0 million or 25.3% during the same three month period. For the nine months ended September 30, 2012, the increased writings by Maiden US of $38.0 million, or 7.7% were offset by reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts were reduced in size or were non-renewed.

•
Growth on recurring business in the AmTrust Quota Share Reinsurance segment - The results for the nine months ended September 30, 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $137.1 million or 29.1% for the nine months ended September 30, 2012 compared to the same period in 2011. This increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

•
Growth in the ACAC Quota Share segment - For the three and nine months ended September 30, 2012, net premiums written increased by $9.2 million and $31.6 million, or 13.9% and 16.4%, respectively, compared to the same periods in 2011, as ACAC continues to expand its business.

Net Premiums Earned -  Net premiums earned increased by $28.6 million and $190.0 million or 6.8% and 16.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The following table details the mix of our business on a net premiums earned basis:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$200.0	44.5%	$197.8	47.1%	$2.2	1.1%
AmTrust Quota Share Reinsurance	177.2	39.5%	159.7	38.0%	17.5	11.0%
ACAC Quota Share	71.7	16.0%	62.8	14.9%	8.9	14.1%
Total	$448.9	100.0%	$420.3	100.0%	$28.6	6.8%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$603.5	45.6%	$542.3	47.8%	$61.2	11.3%
AmTrust Quota Share Reinsurance	513.0	38.7%	410.4	36.2%	102.6	25.0%
ACAC Quota Share	208.0	15.7%	181.8	16.0%	26.2	14.4%
Total	$1,324.5	100.0%	$1,134.5	100.0%	$190.0	16.7%

 The increase in net premiums earned was primarily the result of:

•
Growth in Maiden US business in the Diversfied Reinsurance segment - Continued underwriting discipline and strong organic premium written growth in 2011 and 2012 resulted in increased earned premiums by Maiden US of $20.5 million or 13.3% and $87.3 million or 20.3% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. This growth in Maiden US was partially offset in both periods by reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts reduced in size or were non-renewed.

•
Growth in the AmTrust Quota Share Reinsurance segment - The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $4.2 million and$33.5 million for the three and nine months ended September 30, 2012, respectively, while the business assumed under the Amtrust Quota Share Reinsurance Agreement ("Master Agreement") increased $13.3 million or 9.8% and $69.1 million or 18.8% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

•
Growth in the ACAC Quota Share segment - For the three and nine months ended September 30, 2012, net premiums earned increased by $8.9 million or 14.1% and $26.2 million or 14.4%, respectively, compared to the same periods in 2011, as ACAC continues to expand its business.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business that is not directly associated with premium revenue assumed by the Company and consists primarily of commissions in German auto business products and decreased 42.1% and 15.1% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Net Investment Income - Net investment income increased by $2.9 million and $2.4 million, or 14.9% and 4.1%, for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively. The following table details the Company's average invested assets and average book yield for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Average invested assets	$2,855.6	$2,400.2	$2,694.2	$2,339.5
Average book yield*	3.0%	3.1%	3.0%	3.3%

*Ratio of net investment income over average invested assets, at fair value, including cash and cash equivalents and loan to related party.

Despite the Company reducing the amount of cash held during 2012 and investing in longer term assets, the continuing decline in interest rates to historically low levels continue to reduce the Company's overall portfolio yield. Despite the lower portfolio yields, the increase in net investment income for both the three and nine months ended September 30, 2012 as compared to the same periods in 2011 is the result of the 19.0% and 15.2% growth in invested assets in those periods, respectively. The growth in invested assets in those periods is the result of:1) continued growth in the overall book of business in all segments as described herein; 2) strong positive cash flow from operations during both the three and nine months ended September 30, 2012; and 3) the issuance of the 2012 Senior Notes and the Preference Shares.

As a result, despite the increase in invested assets, the low interest rate environment has continued to limit the growth of investment income in both the three and nine months ended September 30, 2012 as compared to the same periods in 2011. Growth in net investment income has been additionally limited by increases in prepayments of the Company's Agency mortgage-backed securities portfolio, resulting in increased levels of amortization of bond premiums, which has reduced investment income in both periods in 2012 as compared to the same periods in 2011. Finally, investment income in the nine months ended September 30, 2012 was reduced by interest expense on a short trading position in a U.S. treasury bond which totaled $0.8 million for that period. The short position which resulted in those costs was closed on June 28, 2012, after having been opened on July 12, 2011.

Net Realized and Unrealized Gains (Losses) on Investment - Net realized gains on investments were $2.4 million and $0.8 million for the three and nine months ended September 30, 2012, respectively, compared to net realized and unrealized losses of $2.9 million and $2.3 million for the three and nine months ended September 30, 2011, respectively.  See "Liquidity and Capital Resources - Investments" on page 59 for further information.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $34.6 million and $151.2 million, or 12.6% and 20.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.   The Company's net loss and loss adjustment expense ratio for the three and nine months ended September 30, 2012 increased to 68.5% and 67.3% from 64.6% and 65.1%, respectively, for the same periods in 2011, respectively. The increased net loss and loss adjustment expense ratios were primarily the result of lower amortization of deferred gains in 2012 compared to 2011. The Company amortized gains as a reduction of losses assumed from the IIS and GMAC Re Acquisitions of $4.8 million and $12.1 million for the three and nine months ended September 30, 2012, compared to $12.7 million and $27.7 million for the same periods in 2011, respectively. The nine months ended September 30, 2011 results and net loss and loss adjustment expense ratio include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter of 2011, net of the Company’s quarterly provisions for normalized catastrophe activity. These losses increased the 2011 net loss and loss adjustment expense ratios by 0.8% for the nine months ended September 30, 2011.

  Commission and Other Acquisition Expenses -   Commission and other acquisition expenses decreased by $5.9 million and increased by $28.2 million, or 4.6% and 8.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The commission and other acquisition expense ratio decreased to 26.8% and 27.6% for the three and nine months ended September 30, 2012 compared to 29.8% and 29.6% for the same periods in 2011, respectively. This reflects both the growth in earned premium and modifications to ceding commission made under the Master Agreement offset by the lower ceding commission and profit share under the European Hospital Liability Quota Share, effective April 1, 2011 and discussed in further detail in that segment's results of operations. This decrease is partially offset by Maiden US continuing to experience an increase in business written on a pro rata basis. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred acquisition expenses in the first quarter of 2012, acquisition expenses increased an additional $0.5 million and $2.5 million during the three and nine months ended September 30, 2012, over the same periods in 2011, respectively.

General and Administrative Expenses -  General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income.  General and administrative expenses consist of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
General & administrative expenses – segments	$10.0	$9.4	$33.9	$28.0
General & administrative expenses – corporate	3.6	3.1	8.7	9.6
Total general & administrative expenses	$13.6	$12.5	$42.6	$37.6

Total general and administrative expenses increased by $1.1 million and $5.0 million, or 8.8% and 13.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The general and administrative expense ratio, which is a measure of the Company's efficiency, were 2.9% and 3.1% for the three and nine months ended September 30, 2012 compared to 3.0% and 3.3% for same periods in 2011, respectively.   The decrease in the three and nine month periods reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expenses -   The interest and amortization expense for the three and nine months ended September 30, 2012 and 2011 comprises:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Junior Subordinated Debt	$5.4	$6.0	$16.0	$24.2
Senior Notes	4.2	2.2	10.8	2.4
Total	$9.6	$8.2	$26.8	$26.6

The increase in interest expense for the three and nine months ended September 30, 2012 compared to the same periods in 2011 was due to the issuance of the 2012 Senior Notes during the first quarter 2012. These increases were offset by savings in interest expense realized due to the repurchase on July 15, 2011 of $107.5 million of the Junior Subordinated Debt, the repurchase of which was financed with the issuance of the 2011 Senior Notes.

The weighted average interest rate were 11.47% and 11.83% for the three and nine months ended September 30, 2012 compared to 13.16% and 16.20% for the same periods in 2011, respectively.

Income Tax Expense - The Company incurred $0.5 million and $1.5 million in income tax expense for the three and nine months ended September 30, 2012 compared to $0.3 million and $2.0 million in the same periods in 2011, respectively, primarily relating to current tax expense in certain foreign jurisdictions.

Underwriting Results by Segment

The results of operations for our three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.

Diversified Reinsurance Segment

The combined ratio was 98.0% and 98.5% for the three and nine months ended September 30, 2012 compared to 95.8% and 96.9% for the same periods in 2011, respectively. In addition, the 2011 results included the underwriting impact of U.S. storm activity which increased the combined ratio by 1.8% for the nine months ended September 30, 2011. In addition, in 2012, the implementation of the new accounting standard for deferred acquisition expenses increased the combined ratio for the segment by 0.3% and 0.4% for the three and nine months ended September 30, 2012, respectively.

Excluding these items, the combined ratio was 97.7% and 98.1% for the three and nine months ended September 30, 2012 compared to 95.8% and 95.1% for the same periods in 2011, respectively. The higher combined ratios for both periods in 2012 was primarily the result of lower amortization of deferred gains from both the IIS Acquisition and the GMAC Acquisition. In addition the higher combined ratio in 2012, as adjusted, was due primarily to a decline in international underwriting results primarily in that business's German auto line along with higher losses from business written by Maiden Bermuda.

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net premiums written	$193.9	$188.7	$626.2	$605.5
Net premiums earned	$200.0	$197.8	$603.6	$542.3
Other insurance revenue	2.6	4.5	9.6	11.4
Net loss and loss adjustment expenses	(141.6)	(123.3)	(412.4)	(350.0)
Commission and other acquisition expenses	(47.8)	(62.0)	(159.9)	(161.7)
General and administrative expenses	(9.3)	(8.5)	(31.8)	(24.8)
Underwriting income	$3.9	$8.5	$9.1	$17.2
Ratios
Net loss and loss adjustment expense ratio	69.9%	60.9%	67.3%	63.2%
Commission and other acquisition expense ratio	23.6%	30.7%	26.1%	29.2%
General and administrative expense ratio	4.5%	4.2%	5.1%	4.5%
Expense ratio	28.1%	34.9%	31.2%	33.7%
Combined ratio	98.0%	95.8%	98.5%	96.9%

Net Premiums Written -  Net premiums written increased by $5.2 million or 2.8% and increased by $20.7 million or 3.4% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, respectively. The table below details net premiums written by line of business in this segment for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$41.7	21.5%	$46.9	24.9%	$(5.2)	(11.2)%
Casualty	114.6	59.1%	106.4	56.4%	8.2	7.7%
Accident and Health	9.2	4.7%	13.3	7.0%	(4.1)	(30.7)%
International	28.4	14.7%	22.1	11.7%	6.3	28.8%
Total Diversified Reinsurance	$193.9	100.0%	$188.7	100.0%	$5.2	2.8%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$157.6	25.2%	$168.6	27.8%	$(11.0)	(6.5)%
Casualty	349.4	55.8%	314.2	51.9%	35.2	11.2%
Accident and Health	34.5	5.5%	36.8	6.1%	(2.3)	(6.2)%
International	84.7	13.5%	85.9	14.2%	(1.2)	(1.3)%
Total Diversified Reinsurance	$626.2	100.0%	$605.5	100.0%	$20.7	3.4%

Maiden US was successful in writing a series of new accounts in the second half of 2011 which contributed to portions of its growth during the first nine months of 2012. Fewer new treaty accounts were written during the nine months of 2012 as Maiden US continues to maintain its underwriting discipline in the face of ongoing competitive market conditions. This resulted in a decrease in premiums written by Maiden US of $0.8 million and an increase of $38.0 million, or 0.5% and 7.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. For the nine months ended September 30, 2012, the increased writings by Maiden US were offset by reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts were reduced in size or non-renewed.

Net Premiums Earned -  Net premiums earned increased by $2.2 million or 1.1% and $61.2 million or 11.3% for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively.  The table below details net premiums earned by line of business in this segment for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$50.7	25.3%	$45.3	22.9%	$5.4	11.8%
Casualty	119.6	59.8%	107.8	54.5%	11.8	11.0%
Accident and Health	11.2	5.6%	10.4	5.3%	0.8	7.2%
International	18.5	9.3%	34.3	17.3%	(15.8)	(45.8)%
Total Diversified Reinsurance	$200.0	100.0%	$197.8	100.0%	$2.2	1.1%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Property	$164.7	27.3%	$134.7	24.8%	$30.0	22.3%
Casualty	334.5	55.4%	285.7	52.7%	48.8	17.1%
Accident and Health	32.5	5.4%	33.5	6.2%	(1.0)	(2.9)%
International	71.8	11.9%	88.4	16.3%	(16.6)	(18.8)%
Total Diversified Reinsurance	$603.5	100.0%	$542.3	100.0%	$61.2	11.3%

The increase in earned premiums in both the three and nine months ended September 30, 2012 reflect trends in premium writings experienced in this segment in the second half of 2011 and the first half of 2012, as previously described.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and decreased 42.1% and 15.1% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $18.3 million and $62.4 million or 14.9% and 17.8% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Net loss and loss adjustment expense ratios were 69.9% and 60.9% for the three months ended September 30, 2012 and 2011, respectively, and 67.3% and 63.2% for the nine months ended September 30, 2012 and 2011, respectively.  The higher net loss and loss adjustment expense ratio was primarily the result of lower amortization of deferred gains in 2012 compared to 2011. The Company amortized gains as a reduction of losses incurred of $4.8 million and $12.1 million and $12.7 million and $27.7 million for the three and nine months ended September 30, 2012 and 2011, respectively. The higher net loss and loss adjustment expense ratio in 2012, as adjusted, was due primarily to higher losses from business written by Maiden Bermuda and a decline in international underwriting results primarily in that business's German auto line. In addition, the 2011 results included the underwriting impact of U.S. storm activity which increased the net loss and loss adjustment expense ratio by 1.8% for the nine months ended September 30, 2011.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $14.2 million or 22.9% and $1.8 million or 1.1% for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively.  The decrease during the nine months ended reflects the growth of the segment in 2012 compared to 2011, consistent with the reasons cited in the discussion of the change in earned premiums. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred acquisition expenses in the first quarter 2012, acquisition expenses increased an additional $0.5 million and $2.5 million during the three and nine months ended September 30, 2012, over the same periods in 2011, respectively. The implementation of this new accounting standards increased the commission and other acquisition expense ratio for the segment by 0.3% and 0.4% for the three and nine months ended September 30, 2012, respectively.

General and Administrative Expenses -  General and administrative expenses increased by $0.8 million and $7.0 million, or 9.3% and 28.4%, for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively. The general and administrative expense ratio was 4.5% and 5.1% for the three and nine months ended September 30, 2012 compared to 4.2% and 4.5% for the same periods in 2011, respectively.

AmTrust Quota Share Reinsurance Segment

For the three and nine months ended September 30, 2012, the combined ratio were 97.0% and 96.4%, compared to 97.8% and 97.7% for the same periods in 2011, respectively. The improved results reflect stable net loss and loss adjustment expense ratios and lower acquisition expenses, the result of ongoing changes in the mix of business and changes in underlying reinsurance agreements described below.

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

Effective January 1, 2012, the quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited was amended, thereby increasing the maximum liability attaching to €10 million, or currency equivalent (on a 100% basis), per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net premiums written	$186.3	$173.5	$607.9	$516.7
Net premiums earned	$177.2	$159.7	$513.0	$410.4
Net loss and loss adjustment expenses	(120.9)	(110.7)	(350.6)	(279.0)
Commission and other acquisition expenses	(50.5)	(44.9)	(142.3)	(120.2)
General and administrative expenses	(0.5)	(0.5)	(1.4)	(1.8)
Underwriting income	$5.3	$3.6	$18.7	$9.4
Ratios
Net loss and loss adjustment expense ratio	68.2%	69.3%	68.3%	68.0%
Commission and other acquisition expense ratio	28.5%	28.1%	27.7%	29.3%
General and administrative expense ratio	0.3%	0.4%	0.4%	0.4%
Expense ratio	28.8%	28.5%	28.1%	29.7%
Combined ratio	97.0%	97.8%	96.4%	97.7%

Premiums - Net premiums written increased by $12.8 million or 7.4% and by $91.2 million or 17.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The table below details components of net premiums written for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$84.1	45.1%	$57.8	33.4%	$26.3	45.3%
Specialty Program	14.9	8.0%	38.3	22.0%	(23.4)	(61.0)%
Specialty Risk and Extended Warranty	87.3	46.9%	77.4	44.6%	9.9	12.8%
Total AmTrust Quota Share Reinsurance	$186.3	100.0%	$173.5	100.0%	$12.8	7.4%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$256.2	42.1%	$174.5	33.8%	$81.7	46.9%
Specialty Program	63.9	10.5%	73.7	14.2%	(9.8)	(13.3)%
Specialty Risk and Extended Warranty	287.8	47.4%	268.5	52.0%	19.3	7.2%
Total AmTrust Quota Share Reinsurance	$607.9	100.0%	$516.7	100.0%	$91.2	17.7%

The results for the nine months ended September 30, 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $137.1 million or 29.1% for the nine months ended September 30, 2012 compared to the same period in 2011. This increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

Net premiums earned increased by $17.5 million or 11.0% and $102.6 million or 25.0% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 and reflect the ongoing growth of business under the Master Agreement and the European Hospital Liability Quota Share.  The table below details components of net premiums earned for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$81.3	45.9%	$55.6	34.8%	$25.7	46.4%
Specialty Program	9.8	5.5%	26.6	16.7%	(16.8)	(63.1)%
Specialty Risk and Extended Warranty	86.1	48.6%	77.5	48.5%	8.6	11.2%
Total AmTrust Quota Share Reinsurance	$177.2	100.0%	$159.7	100.0%	$17.5	11.0%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$218.1	42.5%	$156.0	38.0%	$62.1	39.8%
Specialty Program	60.4	11.8%	63.2	15.4%	(2.8)	(4.3)%
Specialty Risk and Extended Warranty	234.5	45.7%	191.2	46.6%	43.3	22.6%
Total AmTrust Quota Share Reinsurance	$513.0	100.0%	$410.4	100.0%	$102.6	25.0%

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $10.2 million and $71.6 million or 9.2% and 25.6% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Net loss and loss adjustment expense ratios were 68.2% and 68.3% for the three and nine months ended September 30, 2012 compared to 69.3% and 68.0% in the same periods in 2011, respectively. The decrease in the net loss and loss adjustment expense ratios for the three months ended September 30, 2012 reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty, specifically the business written under the European Hospital Liability Quota Share. The business written under the Master Agreement produced a higher net loss and loss adjustment expense ratio in 2012 than in 2011.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $5.6 million and $22.1 million, or 12.7% and 18.4% for the three and nine months ended September 30, 2012 compared to the same periods in 2011, respectively.  Expenses have increased in both periods in 2012 as a result of ongoing growth in earned premium under both the Master Agreement and the European Hospital Liability Quota Share. The commission and other acquisition expense ratio increased to 28.5% and decreased to 27.7% for the three and nine months ended September 30, 2012 from 28.1% and 29.3% during the three and nine months ended September 30, 2011, respectively, and reflects the modifications to ceding commission made under the Master Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011. The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $0.5 million and $5.0 million for the three and nine months ended September 30, 2012, respectively, compared to $1.1 million and $2.2 million in the same periods in 2011, respectively.
General and Administrative Expenses -  General and administrative expenses did not change significantly and decreased by approximately $0.4 million for the nine months ended September 30, 2012, compared to the same period in 2011.

ACAC Quota Share Segment

 For the three and nine months ended September 30, 2012, the combined ratio were 96.8% and 96.5%, compared to 96.8% and 97.1% for the three and nine months ended September 30, 2011, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	($ in Millions)		($ in Millions)
Net premiums written	$75.6	$66.4	$224.5	$192.9
Net premiums earned	$71.7	$62.8	$208.0	$181.8
Net loss and loss adjustment expenses	(46.6)	(40.5)	(134.5)	(117.3)
Commission and other acquisition expenses	(22.6)	(19.9)	(65.7)	(57.7)
General and administrative expenses	(0.2)	(0.4)	(0.6)	(1.4)
Underwriting income	$2.3	$2.0	$7.2	$5.4
Ratios
Net loss and loss adjustment expense ratio	65.0%	64.5%	64.7%	64.5%
Commission and other acquisition expense ratio	31.5%	31.7%	31.6%	31.8%
General and administrative expense ratio	0.3%	0.6%	0.2%	0.8%
Expense ratio	31.8%	32.3%	31.8%	32.6%
Combined ratio	96.8%	96.8%	96.5%	97.1%

Premiums -  Net premiums written increased by $9.2 million or 13.9% and $31.6 million or 16.4% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The increase in net premiums written was primarily due to the ongoing expansion of ACAC's business. The table below details components by line of business of net premiums written for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$39.0	51.6%	$38.4	57.9%	$0.6	1.5%
Automobile physical damage	36.6	48.4%	28.0	42.1%	8.6	30.9%
Total ACAC Quota Share	$75.6	100.0%	$66.4	100.0%	$9.2	13.9%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Written	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$118.3	52.7%	$110.7	57.4%	$7.6	6.9%
Automobile physical damage	106.2	47.3%	82.2	42.6%	24.0	29.2%
Total ACAC Quota Share	$224.5	100.0%	$192.9	100.0%	$31.6	16.4%

Net premiums earned increased by $8.9 million or 14.1% and $26.2 million or 14.4% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  The table below details components by line of business of net premiums earned for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$38.4	53.6%	$36.1	57.5%	$2.3	6.2%
Automobile physical damage	33.3	46.4%	26.7	42.5%	6.6	24.8%
Total ACAC Quota Share	$71.7	100.0%	$62.8	100.0%	$8.9	14.1%

	For the Nine Months Ended September 30,
	2012		2011		Change in
Net Premiums Earned	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$113.2	54.4%	$104.1	57.3%	$9.1	8.7%
Automobile physical damage	94.8	45.6%	77.7	42.7%	17.1	22.1%
Total ACAC Quota Share	$208.0	100.0%	$181.8	100.0%	$26.2	14.4%

Loss and Loss Adjustment Expenses -  Net losses and loss expenses increased by $6.1 million and $17.2 million or 15.0% and 14.7% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Net loss and loss adjustment expense ratios increased to 65.0% and 64.7% from 64.5% and 64.5% for the three and nine months ended September 30, 2012 and 2011, respectively.

Commission and Other Acquisition Expenses -   The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For the three and nine months ended September 30, 2012 and 2011, the commission and other acquisition expense ratio of 31.5% and 31.6% and 31.7% and 31.8%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. federal excise tax payable.
General and Administrative Expenses -  General and administrative expenses decreased by approximately $0.2 million and $0.8 million for the three and nine months ended September 30, 2012, compared to the same periods in 2011, respectively.

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

The payment of dividends from Maiden Holdings' Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the Bermuda Solvency Capital Requirement. In addition, Maiden Bermuda is also subject to statutory and regulatory restrictions under the Insurance Act 1978 (Bermuda) that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). Maiden Bermuda is also restricted from paying dividends that would result in Maiden Bermuda failing to comply with the enhanced capital requirement ("ECR") as calculated based on the Bermuda Solvency Requirement ("BSCR"). At September 30, 2012, the statutory capital and surplus of Maiden Bermuda was $919.5 million. During 2012 and 2011, Maiden Bermuda paid no dividends to Maiden Holdings.

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

The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings' cash requirements and ability to make principal, interest and dividend payments on its 2011 Senior Notes, 2012 Senior Notes, Junior Subordinated Debt, Preference Shares and common shares.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales, maturities and calls of investments. Cash is used primarily to pay net loss and loss adjustment expenses, interest on debt, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 is as follows:

	For the Nine Months Ended September 30,
	2012	2011
	($ in Millions)
Operating activities	$268.1	$105.1
Investing activities	(615.4)	40.3
Financing activities	224.6	(93.8)
Effect of exchange rate changes on foreign currency cash	1.5	(1.4)
Total (decrease) increase in cash and cash equivalents	$(121.2)	$50.2

Cash flows provided by operations for the nine months ended September 30, 2012 were $268.1 million compared to $105.1 million for the same period in 2011. The increase in the amount of cash provided by operations in the nine months ended September 30, 2012 reflects the significant growth in the Company during both 2011 and 2012, along with continuing stable combined ratios.  The Company's assets grew by $554.0 million or 16.3% as of September 30, 2012 compared to December 31, 2011, primarily reflecting the operating cash flows described, in addition to the issuance of the 2012 Senior Notes and the Preference Shares.  Although the Company's rate of premium growth has slowed in recent calendar quarters, the combination of premium growth and stable combined ratios should continue to generate positive cash flow from operations resulting in continued growth in the Company's invested assets.

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $615.4 million during the nine months ended September 30, 2012 compared to $40.3 million provided by investing activities for the same period in 2011. Despite the current interest rate environment which continues to provide historically low fixed income yield levels, the Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalent balances at low levels. Continuation of current market conditions however, may result in the Company accumulating elevated levels of cash and cash equivalents which may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. During the nine months ended September 30, 2012, the purchases of fixed maturity securities exceeded the proceeds of sales and calls of such instruments by $562.0 million.

Cash flows provided by financing activities were $224.6 million for the nine months ended September 30, 2012 compared to $93.8 million used in the same period in 2011. For the nine months ended September 30, 2012, cash provided by financing activities reflects the net proceeds from the issuance of the 2012 Senior Notes of $96.6 million and the issuance of the Preference Shares of $145.0 million offset by $17.3 million in dividends paid to common shareholders. During the nine months ended September 30, 2011, cash flow used in financing activities reflected the proceeds from the issuance of the 2011 Senior Notes of $104.7 million, offset by the repayment of $76.2 million in repurchase agreements, the repayment of Junior Subordinated Debt of $107.5 million and $15.1 million of dividends paid to common shareholders.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden US retains broad investment discretion in order to achieve its business objectives whilst offering clients the additional security a collateralized arrangement offers. We believe this offers Maiden US a significant competitive advantage and improves Maiden US' retention of high-quality clients. As a result of the transition of relationships resulting from the GMAC Acquisition, as of September 30, 2012, certain of these liabilities and collateralized arrangements are obligations of Maiden Bermuda while the remainder are obligations of Maiden US.

As of September 30, 2012, total cash and cash equivalents and fixed maturity investments used as collateral were $2,083.5 million compared to $1,586.2 million as of December 31, 2011. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Quota Share Reinsurance segment.

  The following table details additional information on those assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Restricted Cash & Cash Equivalents	Fixed Maturities	Total	Restricted Cash & Cash Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$39.0	$712.6	$751.6	$19.4	$624.4	$643.8
Maiden Bermuda	53.4	398.1	451.5	50.8	368.4	419.2
Diversified Reinsurance	92.4	1,110.7	1,203.1	70.2	992.8	1,063.0
Maiden Bermuda	22.1	771.9	794.0	41.7	419.5	461.2
AmTrust Quota Share Reinsurance	22.1	771.9	794.0	41.7	419.5	461.2
Maiden Bermuda	0.8	85.6	86.4	3.0	59.0	62.0
ACAC Quota Share	0.8	85.6	86.4	3.0	59.0	62.0
Total	$115.3	$1,968.2	$2,083.5	$114.9	$1,471.3	$1,586.2
As a % of Condensed Consolidated Balance Sheet totals	100.0%	75.4%	76.5%	100.0%	72.8%	74.3%

As part of the Master Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of September 30, 2012 and December 31, 2011, respectively, to satisfy collateral requirements with AII.

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

The existing funds withheld amounts ("IIS Funds Withheld") and cash transferred to GMAC IICL are included in the condensed consolidated balance sheet as Funds Withheld.  During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As of September 30, 2012, one contract had not yet been novated and this is expected to occur by the end of 2012. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts. As of September 30, 2012 and December 31, 2011, the IIS Funds Withheld balance consisted of the following:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$26.5	111.4%	$27.3	112.2%
Cash and cash equivalents	2.0	8.2%	2.4	10.1%
Funds held on underlying business	0.6	2.5%	0.6	2.5%
Insurance balances receivable and other	(5.3)	(22.1)%	(6.0)	(24.8)%
Total IIS Funds Withheld	$23.8	100.0%	$24.3	100.0%

The fixed maturity portfolio consists primarily of non-U.S. government debt, 100.0% of which is rated AAA as of September 30, 2012 and December 31, 2011. All corporate bonds held as of September 30, 2012 are investment grade securities.  The fixed maturities consisted of the following:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
United Kingdom government bonds	$20.1	75.8%	$27.3	100.0%
Corporate bonds	6.4	24.2%	—	—%
Total	$26.5	100.0%	$27.3	100.0%

We do not have any non-U.S. government and government related obligations related to Greece, Ireland, Italy, Portugal or Spain as of September 30, 2012 and December 31, 2011. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are substantially considered AFS with an orientation to generating current income. As of September 30, 2012, the weighted average duration of our fixed maturity investment portfolio was 3.3 years and there were approximately $137.2 million of net unrealized gains in the portfolio, compared to a duration of 2.8 years and net unrealized gains of $63.6 million in the portfolio as of December 31, 2011.  The duration on the Company’s portfolio as of September 30, 2012 rose as a result of increased purchases of longer-duration corporate bonds in the first nine months of 2012, which were partially offset by faster prepayments on its U.S. agency bonds - mortgage-backed.

The Company's AFS fixed maturity investments increased by $589.3 million or 29.2% for the nine months ended September 30, 2012 compared to December 31, 2011, which was the result of: 1) the Company's continued strong premium growth; 2) stable combined ratios which continue to generate significant positive cash flow from operations; and 3) the issuance of the 2012 Senior Notes and the Preference Shares. The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value including the average yield and duration at September 30, 2012 and December 31, 2011:

September 30, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Average yield*	Average duration
Available-for-sale securities:	($ in Millions)
U.S. treasury bonds	$42.7	$1.4	$—	$44.1	1.9%	1.5 years
U.S. agency bonds – mortgage-backed	1,039.0	41.3	(1.3)	1,079.0	2.7%	2.2 years
U.S. agency bonds – other	16.7	1.6	—	18.3	3.6%	1.8 years
Non-U.S. government bonds	55.5	1.4	(0.3)	56.6	1.5%	2.3 years
Other mortgage-backed bonds	23.2	0.8	—	24.0	2.8%	4.0 years
Corporate bonds	1,170.4	99.6	(8.5)	1,261.5	4.6%	4.8 years
Municipal bonds	125.3	1.2	—	126.5	0.9%	0.8 years
Total available-for-sale fixed maturities	2,472.8	147.3	(10.1)	2,610.0	3.4%	3.3 years
Other investments	2.5	0.4	(0.1)	2.8
Total investments	$2,475.3	$147.7	$(10.2)	$2,612.8

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Average yield*	Average duration
Available-for-sale securities:	($ in Millions)
U.S. treasury bonds	$44.2	$1.8	$—	$46.0	1.8%	2.1 years
U.S. agency bonds – mortgage-backed	928.9	43.3	(0.1)	972.1	3.4%	2.7 years
U.S. agency bonds – other	10.4	0.6	—	11.0	2.6%	1.6 years
Non-U.S. government bonds	52.5	0.1	(0.3)	52.3	1.1%	2.7 years
Other mortgage-backed bonds	9.9	—	—	9.9	2.7%	1.6 years
Corporate bonds	742.9	47.7	(30.2)	760.4	4.8%	3.5 years
Municipal bonds	168.3	0.7	—	169.0	0.7%	0.5 years
Total available-for-sale fixed maturities	1,957.1	94.2	(30.6)	2,020.7	3.6%	2.8 years
Other investments	2.0	0.3	(0.1)	2.2
Total investments	$1,959.1	$94.5	$(30.7)	$2,022.9
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

During the three and nine months ended September 30, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at September 30, 2012, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2012.

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

For the three and nine months ended September 30, 2012, the Company recorded realized losses from these trading activities of $0 and $1.6 million, respectively, compared to realized gains of $0.3 million and $0.8 million, for the same periods in 2011, respectively. As of September 30, 2012, the Company had no open positions, long or short, that would be classified as trading activities. In addition, no activity that would be classified as trading activity occurred during the three months ended September 30, 2012.

The following table presents information regarding our available-for-sale securities and other investments that were in an unrealized loss position at September 30, 2012 and December 31, 2011, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$149.1	$(1.3)	$—	$—	$149.1	$(1.3)
Non-U.S. government bonds	27.6	(0.3)	—	$—	27.6	(0.3)
Corporate bonds	37.5	(1.5)	134.0	(7.0)	171.5	(8.5)
Total available-for-sale fixed maturities	214.2	(3.1)	134.0	(7.0)	348.2	(10.1)
Other investments	1.7	(0.1)	—	—	1.7	(0.1)
Total temporarily impaired available-for-sale securities and other investments	$215.9	$(3.2)	$134.0	$(7.0)	$349.9	$(10.2)

As of September 30, 2012, there were approximately 39 securities in an unrealized loss position with a fair value of $349.9 million and unrealized losses of $10.2 million. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $134.0 million and unrealized losses of $7.0 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$30.4	$(0.1)	$—	$—	$30.4	$(0.1)
Non-U.S. government bonds	43.6	(0.3)	—	—	43.6	(0.3)
Corporate bonds	227.4	(7.4)	125.1	(22.8)	352.5	(30.2)
Total available-for-sale fixed maturities	301.4	(7.8)	125.1	(22.8)	426.5	(30.6)
Other investments	1.2	(0.1)	—	—	1.2	(0.1)
Total temporarily impaired available-for-sale securities and other investments	$302.6	$(7.9)	$125.1	$(22.8)	$427.7	$(30.7)

As of December 31, 2011, there were approximately 62 securities in an unrealized loss position with a fair value of $427.7 million and unrealized losses of $30.7 million. Of these securities, there are 8 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $125.1 million and unrealized losses of $22.8 million.

 The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$50.6	1.9%	$54.3	2.7%
Due after one year through five years	385.6	14.8%	299.9	14.8%
Due after five years through ten years	900.5	34.5%	502.9	24.9%
Due after ten years	170.3	6.5%	181.6	9.0%
	1,507.0	57.7%	1,038.7	51.4%
U.S. agency bonds – mortgage-backed	1,079.0	41.4%	972.1	48.1%
Other mortgage-backed bonds	24.0	0.9%	9.9	0.5%
Total available-for-sale securities	$2,610.0	100.0%	$2,020.7	100.0%

As of September 30, 2012 and December 31, 2011, 98.9% and 99.1%, respectively, of our AFS fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has a Standard & Poor's ("S&P") credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

September 30, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$42.7	$44.1	1.7%
U.S. agency bonds	1,055.7	1,097.3	42.0%
AAA	171.2	179.3	6.9%
AA+, AA, AA-	205.4	216.4	8.3%
A+, A, A-	432.7	461.6	17.7%
BBB+, BBB, BBB-	535.9	582.1	22.3%
BB+ or lower	29.2	29.2	1.1%
Total available-for-sale securities	$2,472.8	$2,610.0	100.0%

December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$44.2	$46.0	2.3%
U.S. agency bonds	939.3	983.1	48.6%
AAA	160.3	161.9	8.0%
AA+, AA, AA-	151.0	153.3	7.6%
A+, A, A-	327.8	328.4	16.3%
BBB+, BBB, BBB-	316.1	330.2	16.3%
BB+ or lower	18.4	17.8	0.9%
Total available-for-sale securities	$1,957.1	$2,020.7	100.0%

Substantially all of the Company's U.S. agency securities holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. government agency-based investment portfolio at September 30, 2012 and December 31, 2011 are provided below:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
Mortgage-backed bonds	($ in Millions)		($ in Millions)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$133.7	12.2%	$185.3	18.8%
FNMA – fixed rate	588.7	53.6%	487.3	49.6%
FNMA – variable rate	50.4	4.6%	77.8	7.9%
FHLMC – fixed rate	291.5	26.6%	221.7	22.6%
FHLMC – variable rate	14.7	1.3%	—	—%
Total RMBS	1,079.0	98.3%	972.1	98.9%
Total U.S. agency bonds - mortgage-backed	1,079.0	98.3%	972.1	98.9%
Non-MBS fixed rate agency bonds	18.3	1.7%	11.0	1.1%
Total U.S. agency bonds	$1,097.3	100.0%	$983.1	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. agency bonds - mortgage-backed portfolio for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,
	2012	2011
U.S. agency bonds - mortgage-backed	($ in Millions)
Beginning balance	$1,049.1	$1,023.1
Purchases	135.1	24.4
Sales and paydowns	(103.5)	(42.7)
Net realized gains on sales – included in net income	—	0.1
Change in net unrealized losses – included in other comprehensive income	1.0	17.9
Amortization of bond premium and discount	(2.7)	(0.9)
Ending balance	$1,079.0	$1,021.9

	For the Nine Months Ended September 30,
	2012	2011
U.S. agency bonds - mortgage-backed	($ in Millions)
Beginning balance	$972.1	$969.5
Purchases	390.7	160.1
Sales and paydowns	(274.8)	(133.7)
Net realized gains on sales – included in net income	—	0.4
Change in net unrealized losses – included in other comprehensive income	(2.7)	28.4
Amortization of bond premium and discount	(6.3)	(2.8)
Ending balance	$1,079.0	$1,021.9

The Company continued to experience elevated levels of paydowns of its U.S. agency mortgage-backed bond portfolio for the three and nine months ended September 30, 2012, compared to the same periods in 2011. The increased paydowns reflect the ongoing decline in interest rates in the U.S. and globally, resulting in higher refinancing activity in the U.S. mortgage markets. This market environment was reinforced during the third quarter of 2012 when the U.S. Federal Reserve announced new policy measures designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market. These measures may have the effect of increasing the level of paydowns on certain mortgage-backed securities in the Company's portfolio, consequently increasing the amount of amortization of bond premium we may incur. This could potentially have the effect of limiting the growth in our investment income, or in certain circumstances, even reducing the total amount of investment income we earn. These increased paydowns have in turn increased the amount of premium amortization recognized by the Company for those periods, reducing the amount of net investment income reported by the Company as a result.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The Company has substantial holdings of corporate securities that take advantage of various investment opportunities in this asset class. Security holdings by sector and financial strength rating by S&P in this asset class as of September 30, 2012 and December 31, 2011 are as follows:

	Ratings*
September 30, 2012	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	% of Total	Fair Value
							($ in Millions)
Corporate bonds
Financial Institutions	7.4%	7.6%	31.6%	14.6%	0.1%	61.3%	$773.8
Industrials	—%	1.3%	3.4%	29.0%	1.2%	34.9%	441.0
Utilities/Other	—%	—%	0.3%	2.5%	1.0%	3.8%	46.7
Total corporate bonds	7.4%	8.9%	35.3%	46.1%	2.3%	100.0%	$1,261.5

	Ratings*
December 31, 2011	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	% of Total	Fair Value
							($ in Millions)
Corporate bonds
Financial Institutions	7.5%	2.6%	36.8%	22.1%	0.8%	69.8%	$531.1
Industrials	—%	3.1%	4.3%	19.0%	—%	26.4%	199.9
Utilities/Other	—%	—%	—%	2.3%	1.5%	3.8%	29.4
Total corporate bonds	7.5%	5.7%	41.1%	43.4%	2.3%	100.0%	$760.4
*Ratings as assigned by S&P

In the three and nine months ended September 30, 2012, the Company increased its allocation to investment grade corporate bonds, in particular sectors other than the Financial Institutions sector. These purchases have marginally increased the duration of the Company's AFS fixed maturity portfolio as of September 30, 2012. The Company has also increased its allocation to corporate bonds rated BBB, in order to take advantage of more attractive yield opportunities in those bonds, while staying within its existing investment guidelines.

The Company's 10 largest corporate holdings as of September 30, 2012 as carried at fair value and as a percentage of all fixed income securities are as follows:

September 30, 2012	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016	$37.2	1.4%	A-
Citigroup FLT, Due 6/9/2016	24.9	1.0%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	23.6	0.9%	AAA
BNP Paribas, Due 1/15/2021	22.1	0.9%	AA-
Rabobank Nederland UTREC, 3.875% Due 2/8/2022	21.2	0.8%	AA
Barclays Bank PLC NY FLT, Due 2/24/2020	20.1	0.8%	A+
Bear Stearns FLT, Due 11/21/2016	19.5	0.8%	A
SLM Corp FLT, Due 1/27/2014	19.4	0.7%	BBB-
JPMorgan Chase & Co FLT, Due 6/13/2016	19.3	0.7%	A
HSBC Financial FLT, Due 6/1/2016	19.1	0.7%	A
Total	$226.4	8.7%
* Ratings as assigned by S&P

(1) Securities with the notation FLT are floating rate securities.

As of September 30, 2012 and December 31, 2011, 19.9% and 33.0% of its corporate securities were floating rate securities. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and take advantage of any unanticipated increases in interest rates which may occur.

Given the Company’s status as a Bermuda domicile with limited U.S. federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. federal tax law. As a result, as of September 30, 2012 and December 31, 2011, municipal securities only composed 4.8% and 8.4% of the Company’s fixed maturity portfolio, respectively.

As of September 30, 2012 and December 31, 2011, we own the following securities not denominated in U.S. dollars:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$145.0	71.9%	$65.7	55.7%
Non-U.S. government bonds	56.6	28.1%	52.3	44.3%
Total non-U.S. dollar available-for-sale securities	$201.6	100.0%	$118.0	100.0%

The increase in these assets held during 2012 is primarily the result of funds relating to the European Hospital Liability Quota Share, which incepted on April 1, 2011 and under which the Company provides collateral which is denominated in Euro. These securities were invested in the following currencies:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$182.9	90.7%	$107.2	90.8%
Swedish krona	10.1	5.0%	9.9	8.4%
Australian dollar	7.6	3.8%	—	—%
British pound	1.0	0.5%	0.9	0.8%
Total non-U.S. dollar available-for-sale securities	$201.6	100.0%	$118.0	100.0%

We do not have any government related obligations of Ireland, Italy, Greece, Portugal and Spain as of September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, 90.5% and 90.4% of the Company's non-U.S. government issuers were rated AA or higher by S&P. The three largest non-U.S. government issuers held by the Company as of September 30, 2012 and December 31, 2011 are:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$25.3	44.7%	$28.6	54.6%
Sweden	9.0	15.9%	8.8	16.8%
Netherlands	5.8	10.2%	6.4	12.2%
All other	16.5	29.2%	8.5	16.4%
Total non-U.S. government bonds	$56.6	100.0%	$52.3	100.0%

For corporate bonds not denominated in U.S dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	September 30, 2012		December 31, 2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$58.5	40.3%	$22.7	34.5%
AA+, AA, AA-	14.1	9.7%	13.1	20.0%
A+, A, A-	39.4	27.2%	7.8	11.9%
BBB+, BBB, BBB-	33.0	22.8%	22.1	33.6%
Total non-U.S. dollar corporate bonds	$145.0	100.0%	$65.7	100.0%

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

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	($ in Millions)
Reinsurance balances receivable, net	$449.2	$423.4
Prepaid reinsurance premiums	43.6	35.4
Deferred commission and other acquisition expenses	274.6	248.4
Reserve for loss and loss adjustment expenses	(1,547.1)	(1,398.4)
Unearned premiums	(976.7)	(832.0)

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

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	($ in Millions)
Senior notes	$207.5	$107.5
Junior subordinated debt	126.3	126.3
Maiden shareholders’ equity	1,027.8	768.6
Total capital resources	$1,361.6	$1,002.4
Ratio of debt to total capital resources	24.5%	23.3%

As of September 30, 2012, our shareholders' equity was $1,027.8 million, a 33.7% increase compared to $768.6 million as of December 31, 2011. In addition to the issuance of the Preference Shares described previously, the remainder of the increase was due primarily to net income for the nine months ended September 30, 2012 of $56.8 million and the change in unrealized gains on investments of $73.7 million offset by common dividends declared of $17.3 million and a foreign currency translation adjustment of $0.3 million.

On August 22, 2012, the Company issued 6 million of 8.25% Preference Shares - Series A, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering, The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes, which may include repurchasing the Company's outstanding common shares and repurchasing the Company's outstanding 14% 30-year trust preferred securities issued in January 2009.

Also on that date, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preferred Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. For the period August 22, 2012 through September 30, 2012, the Company did not repurchase any of its common shares.

On March 27, 2012, the Company completed an offering of $100.0 million aggregate principal amount of 8.00% Senior Notes due on March 27, 2042. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. The net proceeds from the 2012 Senior Notes will be used for working capital and general corporate purposes.

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

The net proceeds from the 2011 Senior Notes Offering were approximately $104.7 million, after deducting the underwriting discount and offering expenses.  The Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011.  Pursuant to the terms of the TRUPS Offering, in the second quarter of 2011, the Company incurred a non-recurring call premium charge of approximately $15.1 million.  At that time, the Company also incurred an additional non-recurring non-cash charge of $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering.

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

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company's earnings over the 30-year term of the Trust Preferred Securities. At September 30, 2012, the unamortized amount carried as a reduction of the Company's liability for the Trust Preferred Securities was $26.2 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

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

We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted using the average foreign exchange rates during the periods reported.

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

Net foreign exchange gains amounted to $1.2 million and $1.3 million during the three and nine months ended September 30, 2012 compared to net foreign exchange losses of $1.1 million and gains of $0.9 million for the same periods in 2011, respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2012, we had AFS fixed maturity securities with a fair value of $2.6 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2012 to selected hypothetical changes in interest rates, and the associated impact on our stockholders' equity. Temporary changes in the fair value of our fixed maturity securities that are held as available-for-sale do impact the carrying value of these securities and are reported in our shareholders' equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders' equity as of September 30, 2012.

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,418.0	$(192.0)	(18.7)%
100 basis point increase	2,510.8	(99.2)	(9.7)%
No change	2,610.0	—	—%
100 basis point decrease	2,716.1	106.1	10.3%
200 basis point decrease	2,829.7	219.7	21.4%

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

 Counterparty Credit Risk

The concentrations of the Company's counterparty credit risk exposures as of September 30, 2012 have not changed materially compared to December 31, 2011.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. At September 30, 2012, 51.9% of the Company's fixed income portfolio was rated AA+ or better (or equivalent rating), a further 24.7% was rated between A- and AA and only 1.1% of the Company's fixed income portfolio was rated below investment grade. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ (see Investments in Item 2 of Part I of this Form 10-Q), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.4% and 8.7% of the Company's total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is from GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the underlying individual balances by cedant which comprise the IIS Funds Withheld account will transfer to the Company upon novation of the underlying reinsurance contracts from GMAC IICL to the Company. As of September 30, 2012, one contract had not been novated and this is expected to occur by the end of 2012. At September 30, 2012, the IIS Funds Withheld account due from GMAC IICL was $23.8 million, including $26.5 million in a segregated investment portfolio which is being used as collateral for a letter of credit required by the underlying reinsurance contracts offset by other net liabilities of $2.7 million. The investments underlying the IIS Funds Withheld account are maintained in a separate investment portfolio by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust's U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company's clients at September 30, 2012 were $449.2 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible.  There was no allowance for uncollectible reinsurance balances receivable at September 30, 2012.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $29.1 million at September 30, 2012.  At September 30, 2012, $2.9 million of the reinsurance recoverable on unpaid losses was due from Motors and the remaining amount was due from reinsurers with an A- or better rating from A.M. Best or state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Condensed Consolidated Financial Statements.

While the Company may be able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks, a natural offset does not exist for all currencies. As of September 30, 2012, foreign currency denominated assets exceed foreign currency denominated liabilities for each of the individual non-U.S. currencies in which the Company transacts business.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. As of September 30, 2012, no hedging instruments have been entered into.

Assuming all other variables (including the lack of hedges) remain constant and disregarding any tax effects, a strengthening (weakening) in the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $16.4 million and $32.8 million, respectively.

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

PART II - OTHER INFORMATION

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 22, 2012, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preferred Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. For the period August 22, 2012 through September 30, 2012, the Company did not repurchase any of its common shares.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
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

MAIDEN HOLDINGS, LTD.
By:
Date: November 9, 2012		/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
Name: John M. Marshaleck Title: Chief Financial Officer
(Principal Financial and Accounting Officer)