Form 10-K
period 2012-12-31
Maiden Holdings, Ltd.
filed 2013-03-11
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
(441) 298-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $449.3 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.
As of February 25, 2013, 72,421,951 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 7, 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MAIDEN HOLDINGS, LTD.

i

PART I

Special Note About Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include in general statements both with respect to us and the insurance industry and generally are identified with the words “anticipate", “believe", “expect", “predict”, “estimate”, “intend", “plan", “project", “seek", “potential", “possible", “could", “might", “may", “should", “will", “would”, “will be”, “will continue”, “will likely result” and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K and include but are not limited to:

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

References in this Annual Report on Form 10-K to the terms “we",“us",“our",“the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Annual Report on Form 10-K to the term “Maiden Holdings” or “Maiden” means Maiden Holdings, Ltd. only. References in this Annual Report on Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in Bermuda, the United States, Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We also provide customized reinsurance solutions internationally to clients in support of programs we design and implement for original equipment automobile manufacturers (“OEM’s”). We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of sixteen rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor’s ("S&P"), which is the eighth highest of twenty-two rating levels. Our common shares trade on the NASDAQ Global Market under the symbol "MHLD".

We provide reinsurance through our wholly owned subsidiaries, Maiden Insurance Company Ltd. (“Maiden Bermuda”) and Maiden Reinsurance Company (“Maiden US”) and have operations in Bermuda, the United States, Europe and select other global markets. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. During 2013, it is our intention to substantially reduce our net exposure to natural hazard events written by Maiden Specialty. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail customers in the European Union ("EU") and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our gross written premium to an amount in excess of $2.0 billion while significantly enhancing our capital position to approximately $1.3 billion as of December 31, 2012. These transactions have included the quota share reinsurance agreement with a Bermuda subsidiary of AmTrust Financial Services, Inc. (the "AmTrust Quota Share") in 2007, the acquisition of the reinsurance operations of GMAC Insurance (the “GMAC Acquisition”) in 2008, the private placement of trust preferred securities resulting in gross proceeds to the Company of $260.1 million (the "TRUPS Offering") in 2009, and the quota share reinsurance agreement with a subsidiary of American Capital Acquisition Corp. (the "ACAC Quota Share") in 2010. More recent significant developments have included:

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K. based GMAC International Insurance Services ("IIS") in November 2010 (the “IIS Acquisition”);

•
Completing a public debt offering of $107.5 million in June 2011 ("2011 Senior Notes") and repurchasing a like amount of our outstanding subordinated debenture (the "Junior Subordinated Debt") in July 2011. The 2011 Senior Notes trade on the New York Stock Exchange under the symbol "MHNA";

•
Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The 2012 Senior Notes trade on the New York Stock Exchange under the symbol "MHNB". The net proceeds of $96.6 million have been used for working capital and general corporate purposes. The 2011 Senior Notes and 2012 Senior Notes may also be referred to as the "2011 Senior Note Offering" or the "2012 Senior Note Offering", respectively, and may collectively be referred to as the "Senior Note Offerings"; and

•
Completing a public offering of $150.0 million Preference Shares - Series A (the “Preference Shares”). The Company received net proceeds of $145.0 million from the offering. The Preference Shares trade on the New York Stock Exchange under the symbol "MHPRA". The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes, which may include repurchasing a portion of the Company's outstanding common shares and repurchasing the Company's outstanding 14% 30-year trust preferred securities ("TRUPS") issued in January 2009.

These significant transactions along with other unusual or non-recurring events should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

Additional information on the AmTrust Quota Share and the ACAC Quota Share can be found in this section of the Annual Report Form 10-K captioned “Our Operating Segments". Please also see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K along with Note 4 to our Consolidated Financial Statements for additional information about the IIS Acquisition. Note 8 to our Consolidated Financial Statements contains information about the completion of the Senior Notes Offerings and the repurchase of the Junior Subordinated Debt in 2011.

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

To date despite achieving returns on capital generally in excess of our industry peers, we have not yet attained our targeted returns. Principally impacting our ability to achieve targeted returns in recent years has been a higher than targeted combined ratio, lower investment yields brought about by difficult investment conditions and a higher cost of capital as a result of the TRUPS Offering. We believe that we have measures within our control to make substantial progress toward attainment of those long-term targets in the coming 12 to 24 months. However, our future results, and our ability to generate our targeted return on capital, may be additionally impacted by risks and trends set forth in Item 1A, “Risk Factors", and elsewhere in this Annual Report on Form 10-K.

Our Principal Operating Subsidiaries

Maiden Bermuda is a registered Class 3B Bermuda insurance and reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda are located in our Bermuda headquarters.

Maiden Holdings North America, Ltd. (“Maiden NA”) is our wholly owned intermediate U.S. holding company and is domiciled in the state of Delaware. Maiden NA issued the underlying securities associated with our TRUPS Offering and the Senior Notes Offerings.

Maiden US, a wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri.

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

Opel Händler VersicherungsService GmbH ("OVS"), previously known as GMAC VersicherungsService GmbH ("Maiden VS"), is organized under the laws of Germany, operates as an insurance producer in Germany and is an indirect subsidiary of Maiden Global. On September 1, 2011, in exchange for a 10% interest in Maiden VS, we entered into cooperation agreements with VDOH Wirtschaftsdienst GmbH (“Opel Dealer Association”) in Germany and the German auto manufacturer Opel. We also renamed Maiden VS to “Opel Händler VerisicherungsService GmbH" on that date as well.

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

Our AmTrust Quota Share Reinsurance segment consists of the business ceded to us pursuant to our Quota Share Reinsurance Agreement (the “Reinsurance Agreement”) with AmTrust Financial Services, Inc. ("AmTrust") and, commencing April 1, 2011, business ceded to us under a separate automatically renewing one-year 40% quota share agreement (the “European Hospital Liability Quota Share”) with AmTrust subsidiaries AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe, substantially all of which is in Italy.

On March 7, 2013, after receipt of approval from the Company’s and AmTrust’s Audit Committee, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

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

Our ACAC Quota Share segment consists of the business ceded to us pursuant to our agreement with American Capital Acquisition Corp. ("ACAC") which, through its affiliates, cedes approximately 25% of its business to us pursuant to a quota share reinsurance agreement.

Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. The net premiums written and earned in each segment for the years ended December 31, 2012, 2011 and 2010 were as follows:

For the Year Ended December 31,	2012		2011		2010
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$765.3	40.3%	$798.0	46.3%	$554.1	45.1%
AmTrust Quota Share Reinsurance	840.3	44.2%	669.3	38.8%	468.0	38.1%
ACAC Quota Share	295.7	15.5%	256.2	14.9%	205.7	16.8%
Total	$1,901.3	100.0%	$1,723.5	100.0%	$1,227.8	100.0%

For the Year Ended December 31,	2012		2011		2010
	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$795.3	44.1%	$748.4	48.3%	$601.2	51.5%
AmTrust Quota Share Reinsurance	727.8	40.3%	558.2	35.9%	445.1	38.0%
ACAC Quota Share	280.7	15.6%	245.8	15.8%	123.5	10.5%
Total	$1,803.8	100.0%	$1,552.4	100.0%	$1,169.8	100.0%

A substantial majority of our premium written is generated by proportional reinsurance contracts, which are described in the General section of the Diversified Reinsurance segment below. For the years ended December 31, 2012, 2011 and 2010, 82.0%, 80.7% and 79.6%, respectively, of our consolidated gross premiums written is derived from proportional reinsurance contracts. This significant concentration of proportional reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders. Maiden US non-renewed certain proportional reinsurance contracts during the latter part of 2012 which may reduce the percentage of proportional reinsurance written prospectively.
Financial data relating to geographic areas in which we operate and principal products may be found in Note 3 to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Diversified Reinsurance

General

The Diversified Reinsurance segment of our reinsurance business consists of a varied portfolio of property and casualty and accident and health reinsurance business focusing on regional and specialty property and casualty insurance companies located in the United States and internationally. This business is primarily written by Maiden US. On November 30, 2010, the business associated with the IIS Acquisition, which is primarily located in Europe and the Americas, became part of this segment and is underwritten by Maiden Bermuda, with the exception of certain credit life policies written by Maiden LF, which are not material to the overall results of the segment.

The Diversified Reinsurance segment also includes the net premiums written of Maiden Specialty, which are not material to the overall results of the segment. The reinsurance written by Maiden US is primarily written through treaties with other insurers on a quota share or excess of loss basis, as well as on a facultative basis, all of which are marketed primarily through third-party intermediaries and also on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US and Maiden LF.

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

A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. For the years ended December 31, 2012, 2011 and 2010, 52.4%, 53.6% and 52.9% of Maiden US’ gross premiums written was written on a quota share basis, respectively. Maiden US non-renewed certain proportional reinsurance contracts during the latter part of 2012 which may reduce the percentage of proportional reinsurance written prospectively.

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

For certain clients, Maiden Re provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the accounts and any interest earned is ours and does not remain in the trust accounts. The balances are adjusted quarterly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported (“IBNR”) reserves. The clients can withdraw assets from the trusts under contractually limited circumstances. As of December 31, 2012, we had cash and fixed maturity securities totaling $855.8 million in these trusts, which is part of the $2.2 billion restricted assets disclosed in Note 5(e) to our Consolidated Financial Statements.

The business associated with the IIS Acquisition is written through treaties with other insurers on a quota share basis, which (as previously noted) are underwritten by Maiden Bermuda, with the exception of business written through Maiden LF which is underwritten on a primary basis. All of this business is marketed primarily through Maiden Global’s business development teams who partner with automobile manufacturers and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer. Typically the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the OEM's programs Maiden Global designs.

There are transactions where Maiden Global only collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by OVS (previously known as Maiden VS) in Germany and Austria through its point of sale producers in select OEM's dealerships, with other smaller fee income programs in place globally. We seek to expand these fee generating arrangements through the Maiden Global business development teams contacts with automobile manufacturers globally. As noted on September 1, 2011, in exchange for a 10% interest in Maiden

VS, we entered into cooperation agreements with the Opel Dealer Association in Germany and the German auto manufacturer Opel. The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and Maiden via OVS, respectively. For the years ended December 31, 2012 and December 31, 2011 and for the period from November 30, 2010 to December 31, 2010, we earned gross fee income of $12.9 million, $12.6 million and $0, respectively. Please refer to Note 3 to our Consolidated Financial Statements for further information regarding the accounting treatment of these fees.

As of December 31, 2010, there were fifteen reinsurance programs that were part of the business associated with the IIS Acquisition. During 2011, thirteen of these programs were novated from GMAC International Insurance Company, Ltd. ("GMAC IICL") to Maiden Bermuda and one program was commuted. The remaining program will be novated in 2013.

The net premiums written associated with the IIS Acquisition were written in the following countries:

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011		For the Period from November 30 to December 31, 2010
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Germany	$45.9	43.9%	$53.4	50.5%	$10.6	35.8%
UK	11.9	11.4%	4.2	3.9%	0.6	2.2%
Sweden	8.2	7.9%	8.5	8.0%	6.4	21.6%
Mexico	7.4	7.1%	5.5	5.2%	1.9	6.4%
Colombia	7.2	6.8%	2.3	2.2%	0.4	1.3%
Chile	7.0	6.7%	6.4	6.0%	2.2	7.4%
All other	17.0	16.2%	25.5	24.2%	7.5	25.3%
Total	$104.6	100.0%	$105.8	100.0%	$29.6	100.0%

The breakdown of this business by line of business is as follows:

	For the Year Ended December 31, 2012		For the Year Ended December 31, 2011		For the Period from November 30 to December 31, 2010
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Personal Auto	$72.8	69.6%	$72.1	68.1%	$18.5	62.5%
Credit Life	31.8	30.4%	33.7	31.9%	11.1	37.5%
Total	$104.6	100.0%	$105.8	100.0%	$29.6	100.0%

The distribution of the premiums written by both country and by line of business for the period from November 30 to December 31, 2010 is not necessarily reflective of these respective distributions on a full calendar year basis. On a geographic distribution basis, Germany historically constitutes a greater proportion of the overall premiums written, typically over 40%. On a line of business basis, Personal Auto historically constitutes a greater proportion of the overall premiums written, typically 70%. However, future distributions of premium by country and by line of business may vary from historical experience.

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Maiden Specialty primarily provides specialty property coverage written on a surplus lines basis, but as noted, we expect to substantially reduce our net exposure to this business in 2013. Most business is written as reinsurance, that is, insurance of other insurance companies. The primary focus is regional and specialty customers who rely on reinsurance for capital support and/or to reduce their risk. The majority of our customers are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive the insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times.

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

We offer reinsurance on both a quota share basis and excess of loss basis. We believe that our policy of providing our customers security for our reinsurance obligations through collateral trusts gives us a competitive advantage. In the current economic climate, we also believe that reinsurance brokers and insurers, as well as rating agencies, are scrutinizing the credit-worthiness of reinsurers more closely than in the recent past and recognize that our collateral trust product offers a high level of security. We also utilize a partnership concept developed over Maiden Re's twenty-nine year operating history to develop long-term customer relationships. This concept entails the offer to our customers of our expertise in underwriting, claims, actuarial, marketing and accounting, through tailored services which support their businesses and goals.

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

AmTrust has three business segments:

•	Small commercial business insurance, which includes workers’ compensation, commercial package and other commercial lines produced by retail agents and brokers in the U.S.;

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., United Kingdom and certain other European countries; and

•	Specialty program property and casualty insurance for homogeneous, narrowly defined classes of insured’s, requiring an in-depth knowledge of the insured’s industry segment.

Reinsurance Agreement

Under our Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), effective July 1, 2007, we reinsure 40% of AmTrust’s written premium (net of commissions, in the case of AmTrust’s U.K. subsidiary), net of reinsurance with unaffiliated reinsurers, on AmTrust’s existing lines of business on the effective date. In addition, we have the option to reinsure future lines of business added by AmTrust, and we have exercised that option from time to time.

Effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Reinsurance Agreement, including the ceding commission arrangements contained within that contract. These changes include: (1) extension of the Reinsurance Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the contract; (2) a reduction of the ceding commission payable under the Reinsurance Agreement to 30.0% for the period April 1 to December 31, 2011; and (3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Reinsurance Agreement, excluding business related to the Unitrin Business Insurance (“UBI”) business to either 30.5% or 30.0%. In addition, either party is entitled to terminate on thirty days’ notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders’ equity of Maiden Bermuda or the combined shareholders’ equity of AII and the AmTrust subsidiaries.

On March 7, 2013, after receipt of approval from the Company’s and AmTrust’s Audit Committee, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

European Hospital Liability Quota Share
On April 1, 2011, as amended on January 1, 2012, the Company entered into the European Hospital Liability Quota Share with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities' medical liability business in Europe, substantially all of which is in Italy. The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. Effective January 1, 2012, the Company's maximum limit of liability is €4 million, previously €2million, and consistent with the original agreement, pays a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.  Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as of April 1, 2011 which totaled $45.9 million.
ACAC Quota Share

General

ACAC is our second largest customer and is an insurance holding company owned by the 2005 Michael Karfunkel Grantor Retained Annuity Trust (the “Trust”), which in turn is controlled by Leah Karfunkel, wife of Michael Karfunkel (“Karfunkel”), individually, and AmTrust. ACAC, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation ("Motors") (collectively, “GMAC”), GMAC’s personal lines automobile business. Karfunkel is a Founding Shareholder of Maiden. In addition, Karfunkel is the chairman of the board of directors of both ACAC and AmTrust and Chief Executive Officer of ACAC.

On March 1, 2010, Maiden Bermuda entered into the ACAC Quota Share. Effective on that date, we reinsure 25% of the net premiums of the GMAC automobile business acquired by ACAC. ACP Re Ltd., a Bermuda reinsurer which is a wholly owned indirect subsidiary of the Trust, and AmTrust, are also reinsurers of this business.

The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and renews automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Neither party gave that notice prior to June 1, 2012.

Effective October 1, 2012, the ACAC Quota Share was amended to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. We believe that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.

Notwithstanding the foregoing, our participation in the ACAC Quota Share may be terminated by ACAC on 60 days written notice in the event the Company becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of the initial public offering or private placement of stock by ACAC or a subsidiary. Maiden Bermuda may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, ceases writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda’s consent or fails to remit premium as required by the terms of the ACAC Quota Share.

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

Our Risk Management Oversight Committee, which consists of members of the Company’s executive management, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk appetite, establish appropriate risk parameters and tolerances, performing an annual risk assessment and continually reviewing factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business. Our Enterprise Risk Management (“ERM”) is dynamic, with periodic updates being made to reflect organizational processes, as well as staying current with changes within our industry and the global economic environment.

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

Underwriting Risk Management

Internal underwriting controls are established by our underwriting executives who are the Chief Underwriting Officer of Maiden Bermuda and the President of Maiden US, working in close coordination with our Chief Executive

Officer. Underwriting authority is delegated to the managers in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Our policy is to grant each underwriting team a specified limit, consistent with our operating guidelines. Our underwriters understand our return on equity guidelines. Our targeted performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

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

Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. As a general rule, we seek to limit our modeled one-in-250 year catastrophe exposure to any one event to not exceed our operating income. At December 31, 2012, our one-in-250 year catastrophe exposure to either a hurricane or earthquake event was approximately $53.3 million. To achieve our catastrophe risk management objectives, we utilize commercially available tools to quantify and monitor the various risks we accept.

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

Reinsurance Including Retrocessions

We use reinsurance and retrocessional agreements to a limited extent to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to mitigate the effect of major catastrophic events. These agreements provide for reduction of property risk losses, casualty occurrence losses and catastrophe occurrence losses on specific treaties. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and these retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2012, we had approximately $110.9 million of reinsurance recoverable under such agreements, of which $79.7 million or 71.9% of this recoverable relate to reinsurance claims from Superstorm Sandy.

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

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., General Reinsurance Corporation, PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, Platinum Underwriters Holdings, Ltd. and The TOA Reinsurance Company of America, W.R. Berkley Corporation and Everest Re Group, Ltd.

Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more employees than Maiden Holdings and its subsidiaries; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allow us to effectively compete for profitable business.

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

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In each of the last three years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. Consistent with our business model, we only experienced modest losses from the 2010 and 2011 global catastrophe events.

Although the combined ultimate impact of recent catastrophe activity, in particular Superstorm Sandy, and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance, broad industry conditions brought about by these events remain supportive of improved pricing in the near term. To date however, industry financial conditions have limited the amount of enhanced pricing the industry would normally experience during periods of increased catastrophe losses. More recently, January 1 reinsurance renewals for the industry appeared to show limited pricing improvement as a result of Sandy. Finally, the scope and tenure of any improved pricing environment remains less certain.

As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. Depending on the ultimate impact of Superstorm Sandy combined with the continuing unfavorable investment environment on industry capital positions and profitability, a significant positive effect on competition and pricing is possible. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

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

A.M. Best and S&P have each developed a rating system to provide an opinion of an insurer’s or reinsurer’s financial strength and ability to meet ongoing obligations to its policyholders and not an opinion on an insurer’s or reinsurer’s overall capacity and willingness to meet its financial commitments as they become due. Each rating reflects that rating agency’s independent opinion of the capitalization, management and sponsorship of the entity to which it relates, and is neither an evaluation directed to investors in our common shares nor a recommendation to buy, sell or hold our common shares.

A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (In Liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “R” (Under Regulatory Supervision).

Our subsidiaries, Maiden Bermuda, Maiden US and Maiden Specialty, each currently has a financial strength rating of “A-” (Excellent, the fourth highest out of sixteen rating levels) with a stable outlook from A.M. Best, and “BBB+” (Good, the eighth highest out of twenty-two rating levels) with a stable outlook from S&P.

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

Distribution of Our Reinsurance Products

We market our Diversified Reinsurance segment in the United States and Bermuda primarily through third-party intermediaries, as well as directly through our own marketing team. Our direct marketing activities are generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency. In the years ended December 31, 2012, 2011 and 2010, the sources of gross premiums written by our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2012	2011	2010
Brokers	68.8%	66.1%	73.0%
Direct	31.2%	33.9%	27.0%
Total	100.0%	100.0%	100.0%

In the years ended December 31, 2012, 2011 and 2010, our top three brokers represented approximately 34.1%, 39.4% and 41.1%, respectively, of gross premiums written by our Diversified Reinsurance segment. A further breakdown of the gross premiums written by our Diversified segment by broker for December 31, 2012, 2011 and 2010, respectively, are provided in the table below.

% of Gross Premiums Written for the Year Ended December 31,	2012	2011	2010
Broker
Marsh Inc. (including Guy Carpenter)	16.5%	18.1%	22.7%
Aon Benfield Group, Ltd.	9.3%	11.9%	12.3%
Beach & Associates Ltd.	8.3%	9.4%	6.1%
Other Brokers	34.7%	26.7%	31.9%
Total Broker	68.8%	66.1%	73.0%
Direct	31.2%	33.9%	27.0%
Total Diversified	100.0%	100.0%	100.0%

Reserve for Loss and Loss Adjustment Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the United States, Sweden and accounting principles generally accepted in the United States ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of loss and loss adjustment expenses which ultimately we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us at the date they are recorded.

These amounts include case reserves, additional case reserves (“ACRs”) and provisions for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. ACRs are established for particular circumstances where, on the basis of individual loss reports, we estimate that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. Our claims department evaluates all significant losses reported to us and if appropriate will include a provision for additional case reserves if we feel the ceding company’s estimate of the claim is not adequate. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate loss and loss adjustment expenses.

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

The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. Because the entire related infrastructure of GMAC RE, including the actuarial and claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by us. A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as of October 31, 2008 by underwriting year is provided in the table below.

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

These loss reserves are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as of December 31, 2012 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$23.4	$13.9	$37.3
2001	9.1	7.9	17.0
2002	16.3	12.7	29.0
2003	12.7	11.8	24.5
2004	9.5	8.6	18.1
2005	10.3	12.8	23.1
2006	15.1	17.0	32.1
2007	19.3	12.4	31.7
January 1 to October 31, 2008	12.3	0.4	12.7
Total	$128.0	$97.5	$225.5

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Under the terms of the GMAC Acquisition, we had the right for a transition period of twenty-four months, which expired on October 31, 2010, to have Motors front certain reinsurance business in cases where we do not have the necessary regulatory licenses or approvals. In 2009, Maiden US received all of the necessary regulatory licenses and approvals. Therefore reinsurance premiums underwritten by Maiden Re in the U.S. have been recorded both in Maiden US and pursuant to the terms of the quota share reinsurance agreement between the companies, by Maiden Bermuda. This business is included in the Diversified Reinsurance segment and represents 86.2%, 84.8% and 91.6% of the gross written premium for this segment for the years ended December 31, 2012, 2011 and 2010, respectively.

In June 2009, A.M. Best downgraded its rating of Motors to B++, which is an insufficient rating for many of our reinsurance clients. The impact of this downgrade is minimal as most of our clients have their liabilities collateralized in trusts. Nevertheless, for current clients we have offered the opportunity to novate all of their policies with Motors underwritten by Maiden Re. As of December 31, 2012, approximately $144.1 million of liabilities relating to the loss portfolio transfer have been novated to Maiden US.

Loss Portfolio Transfer of the IIS Acquisition Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the IIS Acquisition, Maiden Bermuda entered into a Loss Portfolio Transfer Agreement and Quota Share Reinsurance (“IIS Reinsurance Agreement”) with GMAC IICL whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the IIS business ($98.8 million at November 30, 2010). This does not include the $3.2 million of outstanding loss reserves, including a provision for IBNR reserves associated with the acquisition of Maiden LF. Pursuant to the terms of the purchase agreement, the substantial majority of the subject reinsurance contracts are collateralized by letters of credit or trust agreements. Until such time as those contracts were novated from GMAC IICL to Maiden Bermuda (which was required to be completed within twelve months of closing), the underlying assets were held by GMAC IICL subject to the provisions of the reinsurance agreement between GMAC IICL and Maiden Bermuda. However, all investment income produced by these assets is fully credited to Maiden Bermuda until novation. During 2011, thirteen of the fifteen reinsurance programs that were part of the business associated with the IIS Acquisition were novated from GMAC IICL to Maiden Bermuda and one was commuted. The remaining program is expected to be novated in 2013. The underlying assets in support of the remaining collateral arrangements, which total $22.7 million, are recorded as Funds Withheld on the accompanying Consolidated Balance Sheet as of December 31, 2012.

The loss reserves retroceded by GMAC IICL to Maiden Bermuda represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC IICL through November 30, 2010. Because the entire related infrastructure of GMAC IICL, including the claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense have been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by us. A breakdown of the case and IBNR reserves assumed under the IIS Reinsurance Agreement as of November 30, 2010, by underwriting year is provided in the table below.

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

These losses are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into our results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as of December 31, 2012 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$16.5	$0.3	$16.8
2001	1.4	0.1	1.5
2002	1.2	0.1	1.3
2003	2.6	(0.3)	2.3
2004	2.8	(0.6)	2.2
2005	2.5	(0.7)	1.8
2006	2.8	(0.6)	2.2
2007	4.9	(1.4)	3.5
2008	5.0	(1.2)	3.8
2009	2.9	(0.8)	2.1
January 1 to November 30, 2010	4.6	(0.6)	4.0
Total	$47.2	$(5.7)	$41.5

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Pursuant to the IIS Reinsurance Agreement, Maiden Bermuda reinsures all of the existing reinsurance contracts written by GMAC IICL. Future new reinsurance contracts will be underwritten by Maiden Bermuda. According to the loss portfolio transfer provisions of the IIS Reinsurance Agreement, in addition to the loss reserves assumed by us described above, we also assumed unearned premium of approximately $19.5 million, net of acquisition expenses as of November 30, 2010. The reinsurance premiums from the IIS Acquisition and underwritten by Maiden Bermuda are included in the Diversified Reinsurance segment and represent 13.7% 13.3% and 5.3% of the net premiums written for this segment for the years ended December 31, 2012, 2011 and 2010, respectively.

Change in Reserves

The following tables (“Analysis of Consolidated Net Loss Reserves Development”) show the development of gross and net reserves for unpaid loss and loss adjustment expenses for our business for calendar years 2010 through 2012. The tables do not present accident or policy year development data. Each table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to four subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A (redundancy) or deficiency arises when the re-estimation of reserves is (less) or greater than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future.

Analysis of Consolidated Net Loss Reserves Development

The following table presents additional information regarding the development of gross loss reserves. The table below is a reconciliation of the beginning and ending liability for unpaid loss and loss adjustment expenses for the years ended December 31, 2012, 2011 and 2010.

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,398.4	$1,226.8	$1,002.7
Less: reinsurance recoverable at beginning of period	20.3	6.7	8.4
Net loss and loss adjustment expense reserves at beginning of period	1,378.1	1,220.1	994.3
Net incurred losses related to:
Current year	1,239.0	1,028.9	788.0
Prior years	23.3	14.2	(32.9)
	1,262.3	1,043.1	755.1
Net paid losses related to:
Current year	(485.0)	(456.1)	(365.3)
Prior years	(530.3)	(423.9)	(266.0)
	(1,015.3)	(880.0)	(631.3)
Acquired loss and loss expense reserve	—	0.4	102.0
Effect of foreign exchange movement	4.3	(5.5)	—
Net loss and loss adjustment expense reserves at end of period	1,629.4	1,378.1	1,220.1
Reinsurance recoverable at end of period	110.9	20.3	6.7
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,740.3	$1,398.4	$1,226.8

The Company amortized gains as a reduction of losses incurred of $9.1 million, $28.9 million and $25.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The total favorable development relating to the loss portfolio transfers since the closing of the GMAC Acquisition and IIS Acquisition has been $75.7 million. Due to loss sensitive features of certain contracts, favorable (or unfavorable) loss reserve development does not necessarily result in additional (or reduced) underwriting income as ceding commission may be adjusted proportionally to the amount of loss development, pursuant to the terms of the individual contracts.

Analysis of Gross and Net Unpaid Losses and Loss Adjustment Expenses and Net Re-estimated Liability

Development of Reserve for Loss and Loss Adjustment Expenses Cumulative Deficiency (Redundancy) Gross Losses

For the Year Ended December 31,	2007	2008(1)	2009	2010(2)	2011	2012
	($ in Millions)
Gross
As Originally Estimated	$38.5	$897.7	$1,002.7	$1,226.8	$1,398.4	$1,740.3
Liability Re-estimated as of:
One Year later	$36.7	$886.3	$959.7	$1,232.7	$1,418.8
Two Years later	37.3	869.8	963.8	1,224.1
Three Years later	37.9	848.6	972.5
Four Years later	39.5	842.6
Five Years later	38.8
Cumulative deficiency (redundancy)	$0.3	$(55.1)	$(30.2)	$(2.7)	$20.4
Cumulative claims paid as of:
One Year later	$16.6	$303.2	$266.0	$452.7	$592.8
Two Years later	33.7	402.4	457.8	746.1
Three Years later	34.1	542.2	607.0
Four Years later	37.6	665.0
Five Years later	38.0
Liability Re-estimated as of:
One Year later	95.4%	98.7%	95.7%	100.5%	101.5%
Two Years later	96.8%	96.9%	96.1%	99.8
Three Years later	98.5%	94.5%	97.0%
Four Years later	102.5%	93.9%
Five Years later	100.9%
Cumulative deficiency (redundancy) on gross reserve	0.9%	(6.1)%	(3.0)%	(0.2)%	1.5%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	31.9%	26.5%	36.9%	42.4%
Two Years later	87.6%	44.8%	45.7%	60.8%
Three Years later	88.6%	60.4%	60.5%
Four Years later	97.7%	74.1%
Five Years later	98.8%

For the Year Ended December 31,	2007	2008(1)	2009	2010(2)	2011	2012
	($ in Millions)
Losses Net of Reinsurance
As Originally Estimated	$38.5	$897.7	$994.3	$1,220.1	$1,378.1	$1,629.4
Liability Re-estimated as of:
One Year later	$36.7	$886.3	$961.4	$1,234.3	$1,401.4
Two Years later	37.3	869.8	969.5	1,229.6
Three Years later	37.9	852.9	967.8
Four Years later	39.5	842.6
Five Years later	38.8
Cumulative deficiency (redundancy)	$0.3	$(55.1)	$(26.5)	$9.5	$23.3
Cumulative claims paid as of:
One Year later	$16.6	$303.2	$266.0	$423.9	$530.3
Two Years later	33.7	402.4	444.3	682.9
Three Years later	34.1	542.2	575.1
Four Years later	37.6	665.0
Five Years later	38.0
Liability Re-estimated as of:
One Year later	95.4%	98.7%	96.7%	101.2%	101.7%
Two Years later	96.8%	96.9%	97.5%	100.8%
Three Years later	98.5%	95.0%	97.3%
Four Years later	102.5%	93.9%
Five Years later	100.9%
Cumulative deficiency (redundancy) on net reserve	0.9%	(6.1)%	(2.7)%	0.8%	1.7%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	33.8%	26.7%	34.7%	38.5%
Two Years later	87.6%	44.8%	44.7%	56.0%
Three Years later	88.6%	60.4%	57.8%
Four Years later	97.7%	74.1%
Five Years later	98.8%

(1)	Reserve for loss and loss adjustment expenses include the reserves for loss and loss adjustment expenses of $755.6 million, from the GMAC Acquisition, which we acquired in October 2008.

(2)	Reserve for loss and loss adjustment expenses include the reserves for loss and loss adjustment expenses of $98.8 million from the IIS Acquisition, which we acquired in November 2010.

For additional information concerning our reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Adjustment Expenses” for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and loss adjustment expenses.

Our Employees

As of February 25, 2013, we had a total of 214 full-time employees who are located in Bermuda, the United States, the United Kingdom, Germany, Austria, Russia, Netherlands, Uruguay and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.

Regulatory Matters

General

The reinsurance and regulatory environment, in particular for offshore reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the United States and various states within the U.S.. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the United States. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. TRIA, the TRIA Extensions of 2005 and 2007 have had little impact on our business because few of our reinsurance clients are purchasing this coverage. Recent US federal budget proposals have contained provisions dealing with both the taxation of premium cessions to foreign affiliates and a recommendation supporting the termination of TRIA. We do not believe that either of these initiatives will have a significant impact on Maiden. We are in compliance with the recommended reinsurance cession limitation in the tax proposal. Given our focus on a diverse portfolio of regional and specialty clients and occurrence limitations contained within specific reinsurance contracts, we believe that exposure to the termination of TRIA would be limited.

Bermuda Insurance Regulation

The Insurance Act 1978 of Bermuda, as amended, and related regulations (together, the “Insurance Act”), which regulates the insurance business of Bermuda registered insurers, provides that no person shall carry on any insurance business in or from within Bermuda unless that person has been registered under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). The BMA is responsible for the day-to-day supervision of insurers and insurance groups in respect of which it is the group supervisor. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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
Cancellation of Insurer's Registration. An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles. We believe that we are in compliance with applicable regulations under the Insurance Act.
Principal Office and Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent or that a reportable “event” has, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.
Approved Loss Reserve Specialist. As a registered Class 3B insurer, Maiden Bermuda is required to appoint an individual approved by the BMA as a person qualified to assess the adequacy of insurance loss reserves as a loss reserve specialist. Maiden Bermuda is required to submit an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial statements are distinct from the annual U.S. GAAP financial statements referred to below. Maiden Bermuda is also required to prepare and file with the BMA statutory financial returns with respect to its general business. The statutory financial return for a Class 3B insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, declaration of the statutory ratios, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist, a schedule of reinsurance ceded and a statutory declaration in the matter of the insurance code of conduct as described below. Maiden Bermuda is also required to file audited U.S. GAAP annual financial statements, which must be available to the public.
In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement (“BSCR”) model (described below), a schedule of fixed income investments by rating categories, a schedule of net reserves for losses and loss expense provisions by line of business, a schedule of premiums written by line of business, schedules of risk management, a schedule of fixed income securities, a schedule of commercial insurer's solvency self assessment ("CISSA"), a schedule of catastrophe risk return, a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

Independent Approved Auditor. As a Class 3B insurer, Maiden Bermuda must appoint an approved independent auditor who will annually audit and report on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards (“U.S. GAAP financial statements”) and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Maiden Bermuda, are required to be filed annually with the BMA.

Minimum Liquidity Ratio. The Insurance Act requires all general business insurers to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined).
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions. Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin (“MSM”) and its enhanced capital requirement ("ECR").

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each insurer subject to an enhanced capital requirement equal to 120% of its ECR. While such an insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
Fit and Proper Controllers. The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.

Notification by Registered Person of Change of Controllers and Officers. All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Notification of Material Changes. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the "Companies Act"); (ii) the amalgamation with or acquisition of another firm; (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company's actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business.

Code of Conduct. Maiden Bermuda is subject to the Insurance Code of Conduct (the “Code”) which prescribes the duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Every Bermuda insurer is now required to submit as part of its annual statutory return, a statutory declaration confirming that the company is in compliance with the Code. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities below) and will be a factor in calculating the operational risk charge applicable in accordance with that insurer's BSCR model or approved internal model. We believe that we are in compliance with the Code.
Group Supervision. The BMA acts as group supervisor of the Maiden group of companies (the “Maiden Group”) and has designated Maiden Bermuda to be the designated insurer.

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

In carrying out its group supervisory functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra‑group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Group Solvency and Group Supervision. The current insurance group supervision and insurance group solvency rules (together, “Group Rules”) will apply to Maiden Bermuda and the Maiden Group so long as the BMA remains group supervisor. A summary of the Group Rules is set forth below.

The following requirements of the Group Rules discussed below are not yet required as at December 31, 2012: (i) compliance with a group enhanced capital requirement (“Group ECR”); (ii) compliance with group eligible capital requirements; (iii) filing of the opinion of an approved actuary; and (iv) compliance with certifications by management and the parent company of the insurance group on the business solvency certificate included in the group statutory financial return and on the group capital and solvency return.

Annual Group Financial Statements. Every insurance group is required to prepare and submit, on an annual basis, Group financial statements prepared in accordance with either the international financial reporting standards ("IFRS") or generally accepted accounting principles ("GAAP"), together with group statutory financial statements.The Group GAAP financial statements must be audited annually by the group's approved auditor who is required to prepare an auditor's report thereon in accordance with generally accepted auditing standards. In addition, every insurance group must prepare group statutory financial statements (which will include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). The Designated Insurer is required to file with the BMA the group statutory financial statements and the audited Group GAAP financial statements with the BMA within five months from the end of the relevant financial year (unless specifically extended).

Annual Group Statutory Financial Return and Annual Capital and Solvency Return. Every insurance group is required to prepare an annual group statutory financial return which shall include, among other things, a report of the approved group auditor, an insurance group business solvency certificate, the opinion of a group actuary, an insurance group capital and solvency certificate (and a declaration signed by two directors of the Designated Insurer and either the chief risk or chief financial officer of the parent company declaring that the return fairly represents the financial condition of the insurance group in all material respects ). Both the annual group statutory financial return and the group capital and solvency return must be submitted to the BMA by the Designated Insurer within five months after its financial year end (unless specifically extended).

Quarterly Group Financial Statements. The Designated Insurer is required to prepare and file quarterly group financial returns with the BMA on or before the last day of the months May, August and November of each year.

Group MSM and Group ECR. The Designated Insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the Group MSM. A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.

Where the parent company exercises control in relation to any member of the group, the minimum margin of solvency of such member shall be its individual MSM. Where the parent company exercises significant influence on any member of the group, the minimum margin of solvency applicable to that member for purposes of calculating the Group MSM shall be an amount equal to the parent company's percentage shareholding in the member multiplied by that member's minimum margin of solvency. “Control” and “significant influence” shall be determined in accordance with either the IFRS or GAAP used to prepare the insurance group's financial statements.

Group Eligible Capital. To enable the BMA to better assess the quality of the group's capital resources, the Designated Insurer is required to disclose the makeup of its group's capital in accordance with a "3-tiered capital system". Under this system, all of the insurance group's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their “loss absorbency” characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Group's MSM and Group ECR requirements. Tier 1, Tier 2 and Tier 3 Capital may, until January 1 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if redemption would cause a breach, of the Group ECR.

Group Governance. Group Rules require the Parent Board to establish and effectively implement corporate governance policies and procedures, which it must be periodically review to ensure they continue to support the overall organizational strategy of the group. In particular, the Parent Board must:

•
ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest;

•
establish systems for identifying on a risk sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals;

•	establish a risk management and internal controls framework and ensure that it is assessed regularly and such assessment is reported to the Parent Board and the chief and senior executives;

•	establish and maintain sound accounting and financial reporting procedures and practices for the group; and

•
establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.

Designated Insurer Notification Obligations. The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the insurance group or any member of the group becoming insolvent or that a reportable “event” has, to the Designated Insurer's knowledge, occurred or is believed to have occurred. Examples of a reportable “event” include a failure by the insurance group or any member of the group to comply substantially with a requirement imposed upon it under the Group Rules relating to its solvency position, governance and risk management or supervisory reporting and disclosures; failure by the Designated Insurer to comply with a direction given to it under the Insurance Act in respect of the group or any of its members; a criminal conviction imposed upon any member of the group whether in Bermuda or abroad; material breaches of any statutory requirements by any member of the group located outside of Bermuda that could lead to supervisory or enforcement action by a competent authority; or a significant loss that is reasonably likely to cause the insurance group to be unable to comply with its Group ECR. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof.

In respect of the parent company of an insurance group, the Designated Insurer is required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the parent company of an insurance group within 45 days of becoming aware of such fact. An officer in relation to the parent company of an insurance group means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities. The BMA has certain powers of investigation and intervention relating to insurers and their holding companies, subsidiaries and other affiliates, which it may exercise in the interest of such insurer's policyholders or if there is any risk of insolvency or of a breach of the Insurance Act or the insurer's license conditions.

Certain Bermuda Law Considerations
Maiden Holdings and Maiden Bermuda have been designated as non-resident for exchange control purposes by the BMA and are required to obtain the permission of the BMA for the issue and transfer of all of their shares. The BMA has given its consent for:

•
the issue and transfer of Maiden Holdings' common shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and

•	the issue and transfer of up to 20% of Maiden Holdings' common shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.

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
United States

Maiden US, our lead U.S. insurer domiciled in Missouri, is an accredited reinsurer in 6 states and an authorized insurer in 45 jurisdictions. Maiden Specialty is a licensed insurer in its state of domicile, North Carolina, and is an eligible excess and surplus lines carrier in 50 jurisdictions (Maiden Specialty primarily writes insurance on a surplus lines basis). Regulatory, supervisory and administrative authority is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. The states' regulatory schemes also extend to policy form approval and market conduct regulation. In addition, some states have enacted variations of competitive rate making laws, which allow insurers to set premium rates for certain classes of insurance without obtaining the prior approval of the state insurance department. Maiden US and Maiden Specialty are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to the supervision, regulation and periodic examination by the department of insurance ("DOI") in the state in which they are domiciled.

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

U.S. GAAP is concerned with a company's solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP compared to SAP.

Statutory accounting practices established by the NAIC and adopted in part by Missouri will determine, among other things, the amount of statutory surplus and statutory net income of Maiden US, and thus determine, in part, the amount of funds that are available to pay dividends to Maiden NA.

Holding Company Regulation
Maiden US and Maiden Specialty are subject to U.S. statutory holding company laws of their respective states of domicile. The insurance holding company laws and regulations apply directly to individual insurers and indirectly to non-insurance holding companies. They vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department of their domicile. Prior to February 2, 2012, entry by Maiden US into certain material transactions with AmTrust or its affiliates required prior notice to and approval of the Missouri DOI. This requirement has been rescinded and now applies only to our direct and indirect subsidiaries.

Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Maiden US requires prior approval of the Director of the Missouri DOI unless dividends will be paid out of “earned surplus". “Earned surplus” is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Missouri DOI before being paid. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer's surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12 month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer's own securities.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Maiden US is domiciled in Missouri where any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Maiden Specialty is domiciled in North Carolina, which determines control in the same manner. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Missouri DOI and receive approval from the Missouri DOI or rebut the presumption of control before such acquisition. An investor acquiring beneficial ownership would need to obtain approval as to the change of control of Maiden Specialty from the North Carolina DOI or rebut the presumption of control.

Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. As of December 31, 2012, Maiden US and Maiden Specialty each had adjusted capital in excess of amounts requiring company or regulatory action.

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

NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2012, Maiden US and Maiden Specialty did not have an IRIS ratio range warranting any regulatory action.

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

The NAIC's Solvency Modernization Initiative ("SMI") began in 2008. The primary focus of SMI is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within the NAIC's scope of review for SMI purposes is the U.S. insurer solvency framework, international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation.While the U.S. insurance solvency regulation is updated on a continuous basis, the SMI will focus on five key solvency areas: capital requirements; international accounting; insurance valuation; reinsurance; and group regulatory issues. The SMI will highlight the strengths of the state-based national system of insurance regulations and identify improvements that might be made. All work on the project is expected to be completed in 2013.

To enhance U.S. regulatory system for group supervision, the NAIC adopted the revised Insurance Holding Company System Regulatory Act (Model #440) and the Insurance Holding Company System Model Regulation with Reporting Forms and Instructions (Model #450) in 2010. The revisions included the following: expanded ability to evaluate any entity within an insurance holding company system; enhancements to the regulator's rights to access books and records and compelling production of information; establishment of expectation of funding with regard to regulator participation in supervisory colleges; and enhancements in corporate governance, such as board of directors and senior management responsibilities. Additionally, regulators adopted an expansion to the Insurance Holding Company System Annual Registration Statement (Form B) to broaden requirements to include financial statements of all affiliates. A new Form F (Enterprise Risk Report) has also been introduced for firms to identify and report their enterprise risk. “Enterprise Risk” is defined as any activity, circumstance, event or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or the liquidity of the insurer or its insurance holding company system as a whole. If and when adopted by a particular state, the Amended Model Act and Regulation would impose more extensive informational requirements on us in order to protect the licensed insurance companies from enterprise risk, including requiring us to prepare an annual enterprise risk report that identifies the material risks within the insurance company holding system that could pose enterprise risk to the licensed insurer. The Amended Model Act and Regulation must be adopted by the individual states, and specifically states in which our U.S. insurance companies are domiciled, for the new requirements to apply to us. Ten states have adopted some or all of these changes; Missouri and North Carolina were not among the ten. It is anticipated that the NAIC will seek to make the amendments part of its accreditation standards for state solvency regulation, which would most likely motivate more states to adopt the amendments promptly. In addition to changes to NAIC Model # 440 and NAIC Model #450, U.S. insurance regulators are currently implementing the international concept of the Own Risk and Solvency Assessment ("ORSA"). In an ORSA, every U.S. insurer (or their holding company group) will complete a self-assessment of their risk management, stress tests and capital adequacy on a yearly basis. Through ORSA, U.S. regulators will be able to add to their existing assessment of group capital with analysis of the company's own assessment of group capital needs. In March 2012, the NAIC adopted the ORSA Guidance Manual that provides guidance to an insurer and/or the insurance group with regard to reporting an ORSA. In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment. The Model Law sets out the legal framework for requiring a risk management framework and the filing of the summary report.

We are unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our operations and financial condition.

In July 2010, the President signed into law the Dodd-Frank Act, Title V of which included provisions known as the Non-admitted and Reinsurance Reform Act ("NRRA"). Under the NRRA, a ceding insurer's credit for reinsurance is determined only by the insurance regulatory in its domiciliary state if that state is accredited by the NAIC. Additional protections are provided against extraterritorial application of non-domiciliary state laws. In addition, in 2011, the NAIC adopted revisions to its credit for reinsurance model law and regulation under which the level of required collateral required by U.S. regulators for non-U.S. reinsurers that are certified for reduced collateral would depend upon the reinsurer's security rating and would range from 0% to 100% of gross assumed liabilities. A number of states are in the process of adopting and implementing the new models. Only Florida and New York have approved certified reinsurers for collateral reduction at this time. To the extent that these new state laws lead to a reduction of the collateral requirements for non-U.S. insurers, such changes could be beneficial to Maiden Bermuda by permitting Maiden Bermuda to post less collateral to secure its reinsurance obligations to its U.S. ceding companies. At this time, we are unable to determine whether any additional changes in the U.S. reinsurance regulatory framework will be implemented based on the NAIC proposal and the effect, if any, such changes would have on our operations or financial condition.

Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

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

International Standards
U.S. federal and state regulators have committed in principle to adopting international standards with respect to basic regulatory issues such as accounting, risk management, and corporate governance. International regulatory considerations are increasingly being deliberated by the NAIC and could increase regulatory burdens for Maiden US and Maiden Specialty and have the potential to negatively impact all U.S. insurers, regardless of size. Various trade associations and industry participants are aggressively working to impact the NAIC adoption of these standards. However, the final outcome of these deliberations is unknown at this time.

Federal
Although the U.S. federal government typically does not directly regulate the business of insurance and reinsurance, federal initiatives often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. The extreme turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. In recent years, the U.S. federal government has increased its scrutiny of the insurance regulatory framework and in July 2010 enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which is discussed below. Additionally, the 2014 budget proposed by President Obama includes a provision that would change the tax treatment for certain reinsurance premiums paid to affiliated foreign insurance companies. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

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

The Terrorism Risk Insurance Program Reauthorization Act of 2007

The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIA") was signed into law by President Bush on December 26, 2007. This law renews the prior federal terrorism risk insurance program through December 31, 2014. The program includes protections for acts of domestic terrorism. The insurer deductible is fixed at 20% of an insurer's direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles, subject to a $100 billion cap. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism", which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers, like Maiden Specialty.

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

Germany

Maiden Germany GmbH (“Maiden Germany”), which is a wholly owned subsidiary of Maiden Global, is the majority shareholder of OVS. Maiden Germany is subject to German corporate income tax at a rate of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax at a rate of 13.65% resulting from the registered seat of the company in Russelsheim is paid.

Maiden Germany is not engaged in general commerce and Maiden Germany owns 90% of the shares in OVS. Maiden Germany. OVS implemented a tax unity by entering into a profit and loss pooling agreement with a retroactive effect from January 1, 2011, which results that all profits and losses generated at the level of OVS are attributed to Maiden Germany. The non-affiliated shareholder that holds the remaining 10% stake in OVS receives a fixed annual compensation of €45,000 from Maiden Germany, since all income is attributed to Maiden Germany as a result of the tax unity.

OVS, also with its registered seat in Russelsheim, is subject to the same German corporate income tax at a rate of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax at a rate of 13.65%. OVS is engaged in general commerce as an insurance agency. The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. In general, income from dividend and capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. However, a lump sum of 5% of the dividend / capital gains is added back to the taxable income, representing non-deductible business expenses. Since there is a tax unity in place between Maiden Germany and OVS, the tax exemption for dividends received by OVS is (due to the tax unity) not granted to OVS, but rather to Maiden Germany, the 90% shareholder. Any income generated by OVS is directly attributable to Maiden Germany under the profit and loss pooling agreement and therefore taxed at the level of Maiden Germany. Thus, no dividend payment by OVS to Maiden Germany is required. However, 4/3 of the amount of the guaranteed dividend to the non-affiliated shareholder is taxed to OVS as its own taxable income.

Maiden Germany has obtained obtained a withholding tax exemption certificate from the Federal Central Tax Office such that any dividend paid to Maiden Global is exempt from German withholding tax. There is no German withholding tax on (non-profit related) interest payments to corporate shareholders. Other than Maiden Germany and OVS, we believe that the Company has operated and will continue to operate its business in a manner that will not cause its affiliates to be treated as engaged in a trade or business within Germany. A trade or business in Germany requires a permanent establishment either in the form of a fixed place of business or by having a permanent representative on German ground. A subsidiary may qualify as permanent representative if it carries out business activities of its shareholder or an affiliate in Germany.

Germany imposes an insurance tax (excise tax) on auto insurance premiums paid to insurers which reside in Germany. The tax rate generally applicable is 19% of the insurance premium. If the insurer resides in a member state of the European Community or in a third country, the insurance tax on insurance premiums will in principle only be levied if the policy-holder is a resident of Germany or if the insured car is registered in Germany. There is generally no excise tax on reinsurance premiums.

Sweden

Maiden LF is subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 22%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced as a result of a tax treaty or under domestic legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by OECD. Other than Maiden LF, we believe that Maiden has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.

United Kingdom

Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The full rate of U.K. corporation tax is currently 24%, falling to 23% from 1 April 2013. Non-U.K. resident corporations will only be within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment in the U.K. Non-U.K. resident corporations which are not entitled to treaty relief may be subject to U.K. income tax on U.K. source trading profits at the rate of 20% if they carry on a trade in the U.K. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as engaged in a trade within the U.K. Dividends paid by Maiden Global will not be subject to deduction or withholding for or on account of U.K. tax. Interest paid by Maiden Global will be subject to deduction of U.K. income tax at the rate of 20%, subject to the availability of treaty relief.

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

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Maiden House, 131 Front Street, Hamilton HM 12, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors

Introduction

Current and potential investors in the Company should be aware that, as with any publicly traded company, investing in our securities carries risk. Managing risk effectively is critical to our success, and our organization is built around intelligent risk assumptions and prudent risk management. We have identified what we believe reflect key significant risks to the organization, and in turn to our shareholders, which are outlined below. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these enumerated risks, we face numerous other strategic, operational and emerging risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. All of the risks that may affect our financial or operating performance may not be material at this time but may become material in the future. As used in these Risk Factors, the terms “we”, “our” or “us” may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Business

Our business model is different than other Bermuda reinsurers.

We believe our underwriting and investment strategies differ from other participants in the property and casualty reinsurance markets, particularly those based in Bermuda. Many publicly traded Bermuda reinsurance companies write property catastrophe reinsurance as a fundamental portion of their underwriting strategy. Additionally, many of these same reinsurers have substantial primary insurance operations in the U.S. and globally. We do not write property catastrophe reinsurance nor do we maintain substantial primary insurance operations. We write a limited amount of excess property primary business through Maiden Specialty. As a result, you may not be able to compare our business’s performance or prospects to other Bermuda-domiciled publicly traded reinsurers.

We have engaged in a series of significant transactions that may affect comparability and make it difficult for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of a series of significant transactions during that time, including (but not limited to) entering into the ACAC Quota Share in March 2010, the IIS Acquisition in November 2010, the Senior Note Offerings, and the issuance of the Preference Shares in August 2012, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations over a long term basis.

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

Global economies and financial markets have experienced significant weakness and volatility since 2008, although the most extreme of these circumstances have abated since that time. Despite robust financial market performance since 2009, near-term U.S. economic prospects have only very gradually improved, with unemployment continuing at historically elevated levels. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits which have called into question the future of the common currency used across most of Europe. While immediate concerns regarding the prospects of the European common currency abated somewhat in the second half of 2012, these issues remain unresolved and may have an indirect and potentially significant impact on the U.S. economy, although these prospects are not clearly defined at this time. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, our prospects and competitor landscape could be materially and adversely affected.

If opportunities for writing reinsurance and insurance through Maiden US do not materialize as we expect, our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew and write new reinsurance and insurance through Maiden US. However, we cannot assure you that Maiden US will retain its customers or write new business as we expect. Based upon industry developments in recent years, including the impact of Superstorm Sandy in 2012, pricing conditions may be improving which could enhance our ability to write new business. However, market conditions have been highly competitive for an extended period of time and the breadth (by line of business) and duration of any improved pricing environment which may develop is highly uncertain. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business and the failure to do so may have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition,results of operations and prospects.

Our actual (re)insured losses may be greater than our reserve for loss and loss adjustment expenses, which would negatively impact our financial condition and results of operations.

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

The inherent uncertainty of models and the use of such models as a tool to evaluate risk may have an adverse impact on our financial results.

We use both our own proprietary models and widely accepted and industry-recognized third party vendor analytic and modeling capabilities to provide us with pricing, capital modeling and objective risk assessment relating to risks in our reinsurance portfolio. In addition, we also use widely accepted and industry-recognized third party vendor analytic and modeling capabilities to provide us with objective risk assessment relating to catastrophe risks in our reinsurance portfolio. These models help us control risk accumulation, inform management and other stakeholders of capital requirements and to improve the risk/return profile or minimize the amount of capital required to cover the risks in each reinsurance contract in our overall portfolio of reinsurance contracts. However, given the inherent uncertainty of modeling techniques and the application of such techniques, these models and databases may not accurately address the emergence of a variety of matters which might be deemed to impact certain of our coverages. Accordingly, these models may understate the exposures we are assuming and our financial results may be adversely impacted, perhaps significantly.

For our property and casualty reinsurance underwriting, we depend on the policies, procedures and expertise of ceding companies; these companies may fail to accurately assess and price the risks they underwrite, which may lead us to inaccurately assess and price the risks we assume.

Because we participate in property and casualty reinsurance markets, the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. As is common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume. If we fail to establish and receive appropriate premium rates or fail to contractually limit our exposure to such risks, we could face significant losses on these contracts, which could have a material adverse impact on our financial results.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. While we attempt to carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. Further, many scientists believe that the earth's atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period, as we did in 2011. Conversely, in 2012, we incurred substantial losses from a single event, Superstorm Sandy which, while consistent with our stated risk tolerance, did result in an operating loss in the fourth quarter of 2012.

While we made an underwriting profit in both of those years, nonetheless the consequences could be substantial volatility in our financial condition or results of operations for any fiscal quarter or year, which could have a material adverse effect on our financial condition or results of operations and our ability to write new business. These losses could deplete our shareholders’ equity. Increases in the values and geographic concentrations of insured property and the effects of inflation have resulted in increased severity of industry losses from catastrophic events in recent years and we expect that those factors will increase the severity of catastrophe losses in the future.

We may face substantial exposure to losses from terrorism, acts of war and political instability.

We have exposure to losses resulting from acts of terrorism, acts of war and political instability. U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The TRIA requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act ("TRIEA") extended the federal assistance program through 2007, but it also set a per-event threshold that had to be met before the federal program would become applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Revitalization Act ("TRIPRA") currently extends the federal assistance program through 2014.

TRIPRA also expanded the definition of Act of Terrorism by removing the distinction between foreign and domestic acts of terrorism. The federal terrorism risk assistance provided by TRIA, TRIEA and TRIPRA will expire at the end of 2014. Any renewal may be on substantially less favorable terms.

Pursuant to the quota share agreements with AmTrust and ACAC and the reinsurance agreements that we anticipate that our reinsurance subsidiaries that write in the Diversified Reinsurance segment will enter into with others, our subsidiaries will reinsure a portion of each ceding insurer’s losses resulting from terrorism. With respect to those reinsurance agreements that we have entered into to date, either terrorism coverage is specifically excluded or we do not consider exposure to terrorist acts to be significant. Although we expect that Maiden Bermuda will seek to retrocede some or all of this terrorism risk to unaffiliated reinsurers, it may be unable to do so on terms that it considers favorable, or at all.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our reinsurance contracts may not be known for many years after a contract is issued. Our exposure to these uncertainties could be exacerbated by an increase in insurance and reinsurance contract disputes, arbitration and litigation. A recent example of emerging claims and coverage issues is the growing trend of plaintiffs targeting property and casualty insurers in purported class action litigation relating to claims-handling, insurance sales practices and other practices related to the conduct of business in our industry. The effects of this and other unforeseen emerging claim and coverage issues are extremely hard to predict and could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have experienced no known material or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

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

Beginning in 2000 and accelerating in 2001, the property and casualty insurance and reinsurance industry experienced a market reflecting increasing premium rates and more conservative risk selection. These trends slowed beginning in 2004 and, in recent years market conditions have deteriorated at varying rates of speed with no reversals. Since that time through 2012, the market has been in a competitive environment in which underwriting capacity has expanded, risk selection became less discrete and price competition increased sharply. During that period, despite the significant financial turmoil that occurred in 2008, market participant's capital levels have continued to improve due to positive earnings and improved values of risk assets over that time. This additional underwriting capacity resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline.

Recent catastrophe activity since 2011 and including Superstorm Sandy in 2012 appear to have slowed the trend of competitive market conditions and potentially are suggestive of improved pricing conditions in the near term for market participants, particularly for primary insurers. General reinsurance industry pricing conditions excluding catastrophe results remain marginally positive presently. However, it is highly uncertain whether these market conditions are sustainable, and if so, for how long, given that industry capital levels appear to remain adequate.

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

In 2012, reinsurance of workers’ compensation insurance was 20.6% of net premiums written, which continues a trend of decreases in this line of business as a percentage of total net premiums written in recent years, as the Company continues to diversify. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing workers’ compensation insurance, this could negatively affect the workers’ compensation insurance industry in the affected markets. Currently, reductions in the number of people employed has affected the underlying payrolls which are generally the basis for insurance premiums charged and subsequently paid to reinsurers for the protection we offer.

In many states, including California, our largest state in terms of workers’ compensation premium volume, there are active regulatory activities that oversee the level of rates that can be charged by individual insurers. As a result, there is a risk that our clients may not be able to implement needed rate increases to maintain sufficient levels of profitability on business we write.

We compete with a large number of companies in the reinsurance industry for underwriting revenues.

The reinsurance industry is mature and highly competitive. Reinsurance companies compete on the basis of many factors, including premium rates, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in risks underwritten, capacity and coverages offered and various other factors. These factors operate at the individual market participant level and generally in the aggregate across the reinsurance industry. In addition, underlying economic conditions and variations in the reinsurance buying practices of ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate results and subsequently the level of completion in the reinsurance industry. We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., General Reinsurance Corporation, PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, Platinum Underwriters Holdings, Ltd., The TOA Reinsurance Company of America, W.R. Berkley Corporation and Everest Re Group, Ltd.

Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more employees than Maiden Holdings and its subsidiaries; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allow us to effectively compete for profitable business.

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

Clients, Brokers and Financial Institutions

Our business is dependent upon reinsurance brokers and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services.

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

We could incur substantial losses and reduced liquidity if one of the financial institutions we use in our operations fails.

We have exposure to counterparties in many different industries and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the obligation. Current reinsurance recoverables are subject to the credit risk of the reinsurers.

We maintain cash balances, including restricted cash held in premium trust accounts, significantly in excess of the FDIC insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions and rely upon funding commitments from several banks and financial institutions that participate in our credit facility. If one or more of these financial institutions were to fail, our ability to access cash balances or draw down on our credit facility may be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.

Financial Strength and Debt Ratings

Ratings downgrades of either Maiden Bermuda, Maiden US and Maiden Specialty may adversely affect our competitive position and our ability to meet our financial goals and capital requirements.

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda, Maiden US and Maiden Specialty have each received a financial strength rating of “A-” (Excellent) with a stable outlook from A.M. Best, which is the fourth highest of sixteen rating levels. These subsidiaries have also received a financial strength rating of BBB+ (Good) with a stable outlook from S&P, which is the eighth highest of twenty-two rating levels.

Ratings from these agencies are an opinion of our financial strength and ability to meet ongoing obligations to our future policyholders, and it is not an evaluation directed to our investors in our common shares, preference shares, senior notes or trust preferred securities, nor is it a recommendation to buy, sell or hold our common shares, preference shares, senior notes or trust preferred securities. Each rating should be evaluated independently of any other rating.

The ratings of Maiden Bermuda, Maiden US and Maiden Specialty are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or S&P. If A.M. Best were to downgrade Maiden Bermuda’s rating below “A-", AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or S&P were to downgrade Maiden Bermuda, Maiden US or Maiden Specialty, our competitive position would suffer, and our ability to market our products, to obtain customers and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because our insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

Liquidity, Capital Resources and Investments

A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. As of December 31, 2012, the fixed income securities of $2.6 billion in our investment portfolio represented 92.4% of our total cash and invested assets, of which $2.9 million or 0.1% were in other investment funds. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we intend to classify substantially all of our invested assets as available-for-sale ("AFS"), we expect changes in the market value of our securities will be reflected in shareholders’ equity.

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

Our investment portfolio consists almost completely of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Because of the unpredictable nature of losses that may arise under reinsurance policies, our liquidity needs could be substantial and may increase at any time. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio (all, excluding one Commercial Mortgage-Backed Security, are currently U.S. government agency-backed and AA+ rated). Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. Since 2007, global financial markets and credit markets in particular have experienced unprecedented volatility due to the effects of global economic weakness and resulting fiscal and monetary crises. Both the U.S. and other sovereign governments, particularly in Europe, have enacted and continue to enact significant fiscal and monetary measures which have elevated levels of liquidity in the credit market place in order to ensure economic stability and sustain recent limited economic growth. These measures have reduced interest rates to historically low levels and could continue to affect many types of fixed income securities, continuing the current period of higher than average price volatility. Based on the statements of the U.S. Federal Reserve and other central banks globally, this period of low interest rates is widely expected to continue for at least the next two years. In addition, these measures could increase the likelihood of inflation which would likely reduce the value of our fixed income securities and reduce our shareholders' equity.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we have maintained the duration of our investment portfolio at 3.5 years as of December 31, 2012, which although higher than the duration of 2.8 years as of December 31, 2011, remains shorter than our duration of our loss reserves, which was 3.6 years at December 31, 2012. In order to provide additional portfolio protection, we also maintain 11.8% of our portfolio in variable or floating rate fixed maturity securities. This increased duration is likely to increase the amount of investment income generated by our portfolio in 2013 and beyond, if the current interest rate environment does not change.

We may invest a portion of our portfolio in below investment-grade securities. Borrowers that issue below investment-grade securities are more sensitive to adverse economic conditions, including a recession. The risk of default by these borrowers and the risk that we may not be able to recover our investment are significantly greater than for other borrowers. We also may invest a portion of our portfolio in equity securities, including other investment funds, which are more speculative and more volatile than debt securities.

While we believe we have substantially mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.

The further downgrade of U.S. government securities by credit rating agencies could adversely impact the value of the U.S. government and other securities in our investment portfolio and create uncertainty in the market generally.

The further downgrade of the U.S. government securities by credit rating agencies has the potential to adversely impact the value of the U.S. government and other securities in our investment portfolio. A further downgrade in the rating of U.S. government securities may cause our investment portfolio's average credit rating to fall and may result in the Company no longer being in compliance with its current investment policy at its current level of U.S. government security holdings. In addition to the foregoing, a further downgrade in the rating of U.S. government securities may have an adverse impact on fixed income markets, which in turn could cause our net investment income to decline or have a material adverse effect on our financial condition.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. While we have been successful to date in raising the capital necessary to prudently manage our business, our business has grown rapidly and we may need to raise additional funds to further capitalize Maiden Bermuda, Maiden US and Maiden Specialty, or expand our IIS business. We anticipate that any such additional funds would be raised through equity, debt or hybrid financings. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares. In addition, the Senior Notes are both rated BBB- by S&P, which is considered investment grade by S&P, and the Preference Shares are rated BB by S&P, which is considered non-investment grade. To the extent that any of these securities experience a ratings downgrade or if our holding company experiences a downgrade of its Counterparty Credit rating by S&P, this could impact our ability to execute those financings or at reasonable terms. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Finally, the possibility that customers or lenders could develop a negative perception of our long or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn could affect our ability to obtain financing.

In addition to company-specific factors, the availability of additional financing will depend on a variety of other factors such as market conditions, the general availability of capital, the volume of trading activities and the overall availability of capital to the financial services industry. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we cannot obtain adequate capital, our business prospects, results of operations and financial condition could be adversely affected.

We have debt and preference shares outstanding that could adversely affect our financial flexibility.

In connection with the TRUPS Offering, Maiden NA issued a subordinated debenture in the principal amount of $260.0 million, which is the subject of a subordinated guarantee by Maiden Holdings, which currently has an outstanding principal balance of $152.5 million. In addition, in connection with the Senior Note Offerings, Maiden NA has issued senior notes in the principal amount of $207.5 million, which is subject to a guarantee by Maiden Holdings and which is senior to the guarantee issued with the debenture issued in connection with the TRUPS Offering. In 2012, we issued $150.0 million in Preference Shares which are required to be paid before common shareholders are eligible for dividend payments. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility.

Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our common shareholders;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions and other purposes; and

•
impacting rating agencies and regulators assessment of our capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies and regulators assessment of our solvency.

Our failure to comply with restrictive covenants contained in the indentures governing our Senior Notes or any future credit facility could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.
The indentures governing our Senior Notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, any future credit facility may require us and/or certain of our subsidiaries to comply with certain covenants, which may include the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or any future credit facility, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under such credit facility prior to maturity. As a result, our business, financial condition and results of operations could be adversely affected. For more details on our indebtedness, see Note 8 to our Consolidated Financial Statements.

Under the terms of our TRUPS Offering, if we prepay the TRUPS before January 20, 2014 we are required to pay a premium to security holders. This premium, along with an amortized discount currently recorded as a reduction of a liability, would affect both results of operations and our book value.

The terms of the TRUPS Offering stipulate that a premium equal to 14% of the value of the TRUPS would be payable to the holders of the TRUPS if we were to pay off the securities prior to January 20, 2014. Also, at the time of the TRUPS Offering, we issued 11.7 million common shares to the holders of the TRUPS Offering as an inducement to invest in the TRUPS. The value assigned to these shares, which was $26.2 million at December 31, 2012, is recorded as a reduction of the liability for the TRUPS on our balance sheet and is being amortized into expense over the term of the TRUPS Offering (30 years) using the effective yield method.
In connection with the 2011 Senior Note Offering, we repurchased $107.5 million of the TRUPS and as a result, pursuant to the terms of the TRUPS Offering, we incurred a non-recurring repurchase expense of approximately $15.1 million, which was reported in our 2011 results of operations. As a result of the repurchase, we also incurred in 2011 an additional non-recurring non-cash charge of approximately $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued in conjunction with the TRUPS Offering.
If we were to fully pay off the remaining securities prior to January 20, 2014, we would incur $21.4 million in additional expenses along with incurring additional amortization charges to write off the remaining unamortized amounts which are presently $26.2 million. Thus our results of operations and book value would be reduced commensurately.

Although we have sufficient liquidity at this time to pay off the remaining securities associated with the TRUPS Offering, given the proximity to the expiration of that date, it is unlikely that we would pay off these securities prior to January 20, 2014 unless were able to achieve savings in excess of the remaining interest we are required to pay until that time, including any prepayment premium. At such time that we do pay off the remaining securities associated with the TRUPS Offering, we will incur a charge for the remaining unamortized amounts, whether it is before or after January 20, 2014.

The Series A Preference Shares are equity and are subordinate to our existing and future indebtedness and other liabilities.

The Series A Preference Shares are equity interests and do not constitute indebtedness. As such, the Series A Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2012, our total consolidated debt was $333.8 million and our total consolidated liabilities were $3.1 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Series A Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares like the Series A Preference Shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board).

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the U. S.

Maiden Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the U.S. and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities, including when our obligations to these ceding companies exceed negotiated amounts, in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company. It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited.

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

As a result of the IIS Acquisition, we have entered and will enter into a variety of global insurance and reinsurance markets that we have limited experience with and results may differ from our expectations, which could adversely affect our results of operations and financial condition.

The business associated with the IIS Acquisition and underwritten by Maiden Bermuda is primarily written in Germany, United Kingdom, Latin America, Australia and other global markets that we have limited experience with. We have retained the entire management team and staff of GMAC IIS and OVS to improve the likelihood that the IIS Acquisition will achieve its expected results. We expect the transaction to generally perform within its overall stated targets. In addition, we have secured an arrangement with the largest primary insurer in the IIS Acquisition portfolio to continue to reinsure business with us for a period of three years. Further we have entered into cooperation agreements with the dealer association and manufacturer in that country to increase sales penetration through these arrangements. Despite these measures, there can be no guarantee that the IIS Acquisition will achieve the targets anticipated, or that the transaction could result in losses that would adversely affect our results of operations and financial condition.

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

As of December 31, 2012, foreign currency denominated assets exceed foreign currency denominated liabilities for each of the individual non-U.S. currencies in which the Company transacts business. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2012, no such hedges or hedging strategies were in force or had been entered into.

If the European common currency, the Euro, were to collapse, be devalued or undergo structural changes in its participating countries or the basis on which they participate, we could be impacted, potentially significantly by the subsequent effects of such a circumstance. Further, we have exposure to the European sovereign debt crisis which could have a negative impact on our financial condition and results of operations.
We conduct a wide variety of business in countries in which the Euro is the local currency. We report our financial results in U.S. dollars and use widely reported exchange rates to convert this currency into U.S. dollars. Countries whose currency is the Euro have experienced significant economic uncertainty in recent years, which continues through the present time. These circumstances are the cumulative result of the effect of excessive sovereign debt, deficits by numerous participating countries in the Euro, uncertainty regarding the monetary policies of the EU and their underlying funding mechanisms and poor economic growth and prospects for the EU as a whole.
While economic policy measures and commitments did stabilize the currency's volatility in the second half of 2012, the EU's fiscal outlook remains negative, and permanent solutions to resolve these issues by participating countries and other institutions to stabilize the EU and improve its economic outlook have not been resolved.

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
Irrespective of the ultimate future of the currency, the impact of these efforts may cause a further deterioration in the value of the Euro and consequently exacerbate instability in global credit markets, and increase credit concerns resulting in the widening of bond yield spreads. In addition, recent rating agency downgrades on European sovereign debt and a growing concern of the potential default of government issuers has contributed to this uncertainty. The impact of these developments, while potentially severe, remains extremely difficult to predict. However, should European governments default on their obligations, there will be a negative impact on government and non-government issued bonds, government guaranteed corporate bonds and bonds and equities issued by financial institutions and held within the country of default which in turn could adversely impact Euro-denominated assets held in our investment portfolio.
For the year ended December 31, 2012, 9.4% of our net premiums written and 9.6% of our reserve for loss and loss adjustment expenses is Euro denominated. As of December 31, 2012 our fixed income portfolio contains: (1) $38.8 million of Euro-denominated non-U.S. government bonds, which constitutes 1.5% of the fixed income portfolio; and (2) $152.9 million of Euro-denominated non-U.S. corporate bonds, which constitutes 5.8% of the fixed income portfolio. Of the Euro-denominated non-U.S. government bonds, 53.4% were from Germany and the Netherlands. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.
Regulation

Compliance by our insurance subsidiaries with the legal and regulatory requirements to which they are subject is expensive. Any failure to comply could have a material adverse effect on our business.

Our insurance subsidiaries are required to comply with a wide variety of laws and regulations applicable to insurance or reinsurance companies, both in the jurisdictions in which they are organized and where they sell their insurance and reinsurance products. The insurance and regulatory environment, in particular for offshore insurance and reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U.S., various states within the U.S. and the EU. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. It is not possible to predict the future impact of changes in laws and regulations on our operations. The cost of complying with any new legal requirements affecting our subsidiaries could have a material adverse effect on our business.

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

Insurance statutes and regulations in jurisdictions outside and inside the U.S. could affect our profitability and restrict our ability to operate.

Maiden Bermuda is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. We do not intend Maiden Bermuda to be registered or licensed as an insurance company in any jurisdiction outside Bermuda or to conduct any insurance or reinsurance activities in the U.S. or elsewhere outside of Bermuda. Nevertheless, we expect that a large portion of the gross premiums written by Maiden Bermuda will be derived from (1) the Reinsurance Agreement with AII, (2) the quota share agreement with ACAC, and (3) from reinsurance contracts entered into with entities mostly domiciled in the U.S. and Europe. Inquiries into or challenges to the insurance activities of Maiden Bermuda may still be raised by U.S. or European insurance regulators in the future.

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

In the past, there have been Congressional and other proposals in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the U.S. Our exposure to potential regulatory initiatives could be heightened by the fact that Maiden Bermuda is intended to be domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters compared with larger jurisdictions such as the U.S. or the leading EU countries. This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the United Kingdom, may consider changes to its relationship with the United Kingdom in the future, including potentially seeking independence.

If Maiden Bermuda were to become subject to any insurance laws and regulations of the U.S. or any U.S. state, which are generally more restrictive than Bermuda laws and regulations, at any time in the future, it might be required to post deposits or maintain minimum surplus levels and might be prohibited from engaging in lines of business or from writing specified types of policies or contracts. Complying with those laws could have a material adverse effect on our ability to conduct business and on our financial condition and results of operations.

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

Europe

Within the EU, the EU Reinsurance Directive of November 2005 (the “Directive”) was adopted. Member States of the EU and the European Economic Area ("EEA") were required to implement this by December 2007, however several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country, therefore, allowing reinsurers established in the EU to provide services to all EEA states. As a result, Maiden LF, being established in Sweden and regulated by the Swedish Finansinspektionen ("Swedish FSA"), is able, subject to regulatory notifications and there being no objection from the Swedish FSA and the Member States concerned, to provide insurance and reinsurance services in all EEA Member States.

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

In addition to the Directive, the EU is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II". Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EC. Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. One aspect of Solvency II (the details of which are currently being developed) concerns the treatment of reinsurance ceded by EC insurers to reinsurers headquartered in a state outside the EC. For example, consideration is being given as to whether reinsurance ceded to a non-EC reinsurer should be treated in the same way as reinsurance ceded to an EC reinsurer, and whether EC decants should require their non-EC reinsurers to provide collateral to cover unearned premium and outstanding claims provisions. The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EC countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EC may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide collateral for our obligations to EC insurers. This could have a material adverse impact on our ability to conduct our business. There remains uncertainty whether Solvency II will be fully implemented by the end of 2013.

United States

In the U.S., licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Maiden Holdings, as a holding company, and its subsidiaries are subject, see Item 1 “Business  — Regulatory Matters” in this Form 10-K. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Maiden Holdings. In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws. The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements.

In addition, the federal government has undertaken initiatives, including Dodd-Frank, in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. The Dodd-Frank Act became effective on July 21, 2011. In addition to introducing sweeping reform of the U.S. financial services industry, the Dodd-Frank Act has changed the regulation of reinsurance in the U.S. The Dodd-Frank Act prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance. At present, it appears the changes specific to reinsurance in the Dodd-Frank Act will not have a material adverse effect for non-U.S. reinsurers such as us, however, there is still significant uncertainty as to how these and other provisions of the Dodd-Frank Act will be implemented in practice.

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

U.S. GAAP and related financial reporting requirements are complex, continually evolving and may be subject to varied interpretation by the relevant authoritative bodies. Such varied interpretations could result from differing views related to specific facts and circumstances. Changes in U.S. GAAP and financial reporting requirements, or in the interpretation of U.S. GAAP or those requirements, could result in material changes to our reported results and financial condition. Moreover, the SEC is currently evaluating IFRS to determine whether IFRS should be incorporated into the financial reporting system for U.S. issuers. Certain of these standards could result in material changes to our reported results of operation.

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

We expect that dividends and other permitted distributions from Maiden Bermuda, Maiden Global (and its subsidiaries), Maiden LF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, will restrict the declaration and payment of dividends and the making of distributions by Maiden Bermuda, unless specific regulatory requirements are met. In addition, Maiden Bermuda might enter into contractual arrangements in the future that could impose restrictions on any such payments. If we cannot receive dividends or other permitted distributions from Maiden Bermuda as a result of such restrictions, we will be unable to pay dividends on our common shares and preference shares as currently contemplated by our board of directors. It is anticipated Maiden Bermuda can pay us dividends of approximately $217.7 million. The inability of Maiden Bermuda to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations.

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

The ability of Maiden US and Maiden Specialty to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US and Maiden Specialty cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings, which may not, in turn, be able to pay dividends to shareholders. As of December 31, 2012, Maiden US could pay dividends to Maiden NA of approximately $0 and Maiden Specialty could pay dividends to Maiden US of $4.6 million without prior regulatory approval. Any dividends paid by Maiden US and Maiden Specialty would reduce its surplus.

Under the Insurance Act, Maiden Bermuda is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Bermuda to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Bermuda at December 31, 2012 was approximately $942.8 million (2011 – $693.4 million) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $231.1 million (2011 – $226.5 million) at December 31, 2012. Maiden Bermuda was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period. In addition, Maiden Bermuda is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the BMA of such payment (and in certain cases prior approval of the BMA). Maiden Bermuda is allowed to pay dividends provided the payment of the dividends does not result in Maiden Bermuda failing to comply with the ECR as calculated by the BSCR. Maiden Bermuda is currently completing its 2012 BSCR and as of December 31, 2012, it is anticipated Maiden Bermuda can pay dividends or distributions not exceeding $217.7 million.

Maiden Bermuda is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a TCL for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Bermuda is currently completing its 2012 BSCR and believes that it will meet the ECR as of December 31, 2012.

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with your interests, and this may lead to a strategy that is not in your best interest. As of February 25, 2013. our Founding Shareholders beneficially control approximately 28.4% of our outstanding common shares. Although they do not act as a group, our Founding Shareholders exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.09 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.09 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints. Payment of dividends to common shareholders is also predicated on the payment of dividends to holders of Series A Preference Shares before any such common dividend can be paid. If required dividend payments on the Series A Preference Shares are not made, dividends to common shareholders may not be made until such time that Series A Preference Share dividend payments resume.

Dividends on the Series A Preference Shares are non-cumulative.

Dividends on the Series A Preference Shares are non-cumulative and payable only out of lawfully available funds of Maiden under Bermuda law. Consequently, if Maiden’s Board of Directors (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A Preference Shares, holders of the Series A Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. Maiden will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its Board of Directors (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A Preference Shares are authorized and declared with respect to any subsequent dividend period, Maiden will be free to pay dividends on any other series of preference shares and/or our common shares.

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

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of February 25, 2013, 72,421,951 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of February 25, 2013, the total options outstanding was 2,717,433. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

We are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy.

We are subject to financial and other reporting and corporate governance requirements, including the requirements of the NASDAQ Global Market, the New York Stock Exchange and certain provisions of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we are, or will be, required to:

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

Shareholders’ Suit. The rights of shareholders under Bermuda law are not as extensive as the rights of shareholders under legislation or judicial precedent in many U.S. jurisdictions. Class actions and derivative actions are generally not available to shareholders under the laws of Bermuda. However, the Bermuda courts ordinarily would be expected to follow English case law precedent, which would permit a shareholder to commence an action in the name of the company to remedy a wrong done to the company where the act complained of is alleged to be beyond the corporate power of the company, is illegal or would result in the violation of our memorandum of association or bye-laws. Furthermore, consideration would be given by the court to acts that are alleged to constitute a fraud against the minority shareholders or where an act requires the approval of a greater percentage of our shareholders than actually approved it. The winning party in such an action generally would be able to recover a portion of attorneys’ fees incurred in connection with such action. Our bye-laws provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the company, against any director or officer for any act or failure to act in the performance of such director’s or officer’s duties, except with respect to any fraud or dishonesty of such director or officer. Class actions and derivative actions generally are available to shareholders under Delaware law for, among other things, breach of fiduciary duty, corporate waste and actions not taken in accordance with applicable law. In such actions, the court has discretion to permit the winning party to recover attorneys’ fees incurred in connection with such action.

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

We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, most of our directors and officers reside outside Bermuda and a substantial portion of our assets will be and the assets of these persons are, and will continue to be, located in jurisdictions outside Bermuda. As such, it may be difficult or impossible to effect service of process within the U.S. upon us or those persons or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.

We have been previously advised by Conyers Dill & Pearman, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this Report, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

Our internal control and reporting systems might not be effective in the future, which could increase the risk that we would become subject to restatements of our financial results or to regulatory action or litigation or other developments that could adversely affect our business.

Our ability to produce accurate financial statements and comply with applicable laws, rules and regulations is largely dependent on our maintenance of internal control and reporting systems, as well as on our ability to attract and retain qualified management and accounting and actuarial personnel to further develop our internal accounting function and control policies. If we fail to effectively establish and maintain such reporting and accounting systems or fail to attract and retain personnel who are capable of designing and operating such systems, these failures will increase the likelihood that we may be required to restate our financial results to correct errors or that we will become subject to legal and regulatory infractions, which may entail civil litigation and investigations by regulatory agencies including the SEC. In addition, if our management or our independent registered public accounting firm were to conclude that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and our financial flexibility and the value of our common shares could be adversely impacted.

Relationship with AmTrust and ACAC

We are dependent on AmTrust and its subsidiaries for a substantial portion of our business.

AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of the policies written by AmTrust. In 2011, we provided additional quota share reinsurance through the European Hospital Liability Quota Share which is a separate one-year 40% quota share agreement with AmTrust Europe Limited and AmTrust International Underwriters Limited. The European Hospital Liability Quota Share covers those entities medical liability business in Europe, all of which is in Italy and France at the present time.

We are still dependent, however, on AmTrust and its subsidiaries for a substantial portion of our business and underwriting income. Our Reinsurance Agreement with AII has been renewed for an additional three years (until June 30, 2014), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below “A-”). The Reinsurance Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Reinsurance Agreement would significantly reduce our revenues and could have a material adverse effect on us.

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

Our non-executive Chairman of the Board currently holds the positions of President, Chief Executive Officer and director of AmTrust, and our former Chief Executive Officer and director is currently employed by AmTrust as an executive officer. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Barry D. Zyskind, our non-executive Chairman of the Board, is the President, Chief Executive Officer and director of AmTrust and, as such, he does not serve our Company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. In addition, Max G. Caviet, our former Chief Executive Officer and director, is currently employed by AmTrust as an executive officer. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and AmTrust diverge. Because AmTrust was our only significant customer until November 2008, remains our largest customer, and is expected to remain our largest customer for at least the next several years, AmTrust could have the ability to significantly influence such situations. However, the Audit Committee of our Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions, except those related to compensation, which our independent Compensation Committee reviews.

One of our Founding Shareholders owns the majority of the common stock of ACAC, and AmTrust has an investment in ACAC. This may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

In November 2009, we announced an agreement in principal with ACAC regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of ACAC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business. ACAC is owned by one of our Founding Shareholders, Michael Karfunkel, and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (the “Trust”), which is controlled by Leah Karfunkel, wife of Michael Karfunkel. The Trust currently owns 72.4% of ACAC’s issued and outstanding common stock, Michael Karfunkel currently owns 27.6% of ACAC’s issued and outstanding common stock and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to ACAC or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and ACAC diverge. Because it is anticipated that ACAC will be a significant customer for at least the next several years, one of our Founding Shareholders could have the ability to significantly influence such situations. However, the Audit Committee of the Company’s Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions, except those related to compensation, which our independent Compensation Committee reviews.

Our funds will be loaned to AII to be placed in trusts for the benefit of AmTrust’s insurance companies or will be placed in trusts for the benefit of other ceding companies.

Maiden Bermuda has agreed to collateralize its obligations under the Reinsurance Agreement by one or more of the following methods at the election of Maiden Bermuda:

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

If collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless an AmTrust insurance company subsidiary is domiciled in the U.S. Maiden Bermuda currently is satisfying its collateral requirements under the Master Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement. As of December 31, 2012, $168.0 million was on loan to AII.

Maiden Bermuda is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights there under. If one or more of these AmTrust subsidiaries withdraws Maiden Bermuda’s assets from their trust account, draws down on its letter of credit or misapplies withheld funds that are due to Maiden and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Bermuda to recover any such amounts to which we are entitled than it would be if Maiden Bermuda had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Bermuda any collateral provided by Maiden Bermuda that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Bermuda. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Bermuda chooses not to terminate the Reinsurance Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically.

We will not be able to control AmTrust’s or ACAC’s decisions relating to its other reinsurance, and AmTrust and/or ACAC may change its reinsurance in ways that could adversely affect us.

The reinsurance ceded by AmTrust and ACAC is net of any reinsurance that AmTrust and ACAC obtain from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums (net of commissions in the case of AmTrust’s U.K. subsidiary) net of premiums ceded to unaffiliated reinsurers, and will be liable for 40% of losses and loss adjustment expenses on the ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust or ACAC purchases from unaffiliated reinsurers. If AmTrust and/or ACAC chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust and/or ACAC would reduce the premium revenue ceded to us. The purchase of such additional reinsurance would however, in general inure to our benefit.

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

The Organization for Economic Cooperation and Development (the “OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002 and as periodically updated, Bermuda was not listed as an uncooperative tax haven jurisdiction because it had previously committed to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the U.S. through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries and ACAC’s insurance subsidiaries; (iii) Maiden Bermuda has entered into a brokerage services agreement with IGI Intermediaries, Inc. (“IGI Inc.”) (an AmTrust subsidiary that provides brokerage services in the U.S.); (iv) our non-executive Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust, and (c) one of our directors is related to a significant shareholder of AmTrust; (v) one of our Founding Shareholders, Michael Karfunkel, controls ACAC; (vi) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, and (vii) the activities conducted outside the U.S. related to Maiden Bermuda’s start-up were limited, thus we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

Potential Additional Application of the Federal Insurance Excise Tax.

The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the U.S. or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the U.S. which are located within the U.S. (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear. Maiden Bermuda has not determined if the FET should be applicable with respect to risks ceded to it by, or by it to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to Maiden Bermuda by a non-U.S. insurance company, or by Maiden Bermuda to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to Maiden Bermuda with respect to such risks.

Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.

If you are a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively (as defined below)) at least 10% of the total combined voting power of all classes of shares entitled to vote) that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income", even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code) (that is, “constructively”) more than 50% of the total combined voting power of all classes of voting shares of that non-U.S. corporation or the total value of all stock of that corporation.

For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of shares (or more than 25% of the total value of the shares) is owned (directly, indirectly through non-U.S. entities or constructively) by 10% U.S. shareholders on any day during the taxable year of such corporation.

For purposes of this discussion, the term “U.S. Person” means: (i) an individual citizen or resident of the U.S., (ii) a partnership or corporation created or organized in or under the laws of the U.S., or under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (1) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (2) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

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

If U.S. persons are treated as owning 25% or more of Maiden Bermuda’s shares (by vote or by value) (as is expected to be the case) and the related person insurance income ("RPII") of Maiden Bermuda (determined on a gross basis) were to equal or exceed 20% of Maiden Bermuda’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Bermuda (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Bermuda. As of December 31, 2012, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2012 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

In the past, legislation has been introduced in the U.S. Congress (but not enacted) intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse effect on us, or our shareholders. For example, President Obama’s 2011 budget proposal would reduce or eliminate the tax deduction for reinsurance premiums paid by a U.S. insurer or reinsurer to an affiliate in a lower tax jurisdiction, such as Bermuda. Another proposal would treat foreign corporations as U.S. corporations for tax purposes if management and control occur primarily in the U.S. Any such change in U.S. tax law could have a material adverse effect on the Company.

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S., or is a PFIC or whether U.S. Persons would be required to include in their gross income the “subpart F income” or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

We may be subject to United Kingdom taxes, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

A company which is resident in the U.K. for U.K. corporation tax purposes is subject to U.K. corporation tax in respect of its worldwide income and gains. While Maiden Global is a U.K. company, neither Maiden Holdings nor Maiden Bermuda are incorporated in the U.K. Nevertheless, Maiden Holdings or Maiden Bermuda would be treated as being resident in the U.K. for U.K. corporation tax purposes if its central management and control were exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Bermuda intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the U.K., for U.K. tax purposes. However, Her Majesty’s Revenue & Customs could challenge our tax residence status.

A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 24%, falling to 23% from 1 April 2013. if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (including income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.

The directors and officers of Maiden Bermuda intend to operate the business of Maiden Bermuda in such a manner that it does not carry on a trade in the U.K. through a permanent establishment in the U.K. Nevertheless, Her Majesty’s Revenue & Customs might contend successfully that Maiden Bermuda is trading in the U.K. through a permanent establishment in the U.K. because there is considerable uncertainty as to the activities which constitute carrying on a trade in the U.K. through a permanent establishment in the U.K.

The U.K. has no income tax treaty with Bermuda. Companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident are liable to income tax in the U.K., at the basic rate of 22%, on the profits of a trade carried on in the U.K., where that trade is not carried on through a permanent establishment in the U.K. The directors and officers of Maiden Bermuda intend to operate the business in such a manner that Maiden Bermuda will not fall within the charge to income tax in the U.K. (other than by way of deduction or withholding) in this respect.

If either Maiden Holdings or Maiden Bermuda were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, the results of our operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Bermuda (our corporate headquarters), the United States, the United Kingdom, Germany, Austria and Russia for the operation of our business. We also lease a property for employee use in Bermuda. Our office leases have remaining terms ranging from 3 months to approximately 5 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 12 to the Consolidated Financial Statements in this Annual Report on Form 10-K.

We renewed our office space lease in Hamilton, Bermuda commencing December 1, 2012 for Maiden Holdings and Maiden Bermuda. The term of this agreement expires on November 30, 2017 with an option to renew for another five years. We have an office space lease in Mount Laurel, New Jersey expiring on May 31, 2015, for use by Maiden Re, Maiden US and Maiden Specialty. We have also executed an office space lease in Beaconsfield, Buckinghamshire, United Kingdom commencing on October 1, 2010, for Maiden Global; the initial term of this agreement expires on October 1, 2015, with one option of five years. We also have ten other office space leases in the U.S., one property lease in Bermuda and one office space lease in each of Germany, Austria and Russia, respectively, with various expiry dates.

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

	High	Low
2011
First quarter	$8.48	$7.10
Second quarter	$9.75	$7.14
Third quarter	$9.88	$7.32
Fourth quarter	$8.95	$6.99
2012
First quarter	$9.73	$8.25
Second quarter	$8.79	$7.84
Third quarter	$9.52	$8.16
Fourth quarter	$9.21	$8.10

At February 25, 2013, the last reported sale price of our common share was $9.98 per share and there were 22 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2012 and 2011, we declared regular quarterly dividends totaling $0.33 and $0.30 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization whereby in August 2012, the Board of Directors approved the repurchase of up to $75 million common shares. During the year ended, December 31, 2012, there was no common shares repurchased by the Company.
As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the U.S. See Item 1 Business — Regulatory Matters, Item 7 Management’s Discussion and Analysis of Financial Condition, and Results of Operations — Liquidity and Capital Resources — Restrictions, Collateral and Specific Requirements, and Note 17 of the notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for S&P 500 Composite Stock Price Index (“S&P 500”), and NASDAQ Insurance Index for the period beginning on May 6, 2008, the date of our listing on NASDAQ, and ending on December 31, 2012, assuming $100 was invested on May 6, 2008. The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

Item 6. Selected Financial Data.

The following tables set forth our summary historical statement of operations data and summary balance sheet data as of and for the years ended December 31, 2012, 2011 and 2010. Statement of operations data and balance sheet data are derived from our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Annual Report on Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

For the Year Ended December 31,	2012	2011	2010
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$2,001.0	$1,812.6	$1,298.1
Net premiums written	$1,901.3	$1,723.5	$1,227.8
Net premiums earned	$1,803.8	$1,552.4	$1,169.8
Other insurance revenue	12.9	12.6	—
Net investment income	81.2	74.9	71.6
Net realized and unrealized gains on investments	1.9	0.5	6.6
Total revenues	1,899.8	1,640.4	1,248.0
Net loss and loss adjustment expenses	1,262.3	1,043.1	755.1
Commissions and other acquisition expenses	492.1	438.8	336.7
General and administrative expenses	53.8	53.9	42.2
Interest and amortization expenses	36.4	34.1	36.5
Accelerated amortization of junior subordinated debt discount and issuance cost	—	20.3	—
Junior subordinated debt repurchase expense	—	15.1	—
Amortization of intangible assets	4.4	5.0	5.8
Foreign exchange (gains) losses	(1.6)	(0.3)	0.5
Income tax expense	2.2	1.9	1.3
Income attributable to noncontrolling interests	0.1	—	—
Total expenses	1,849.7	1,611.9	1,178.1
Dividends on preference shares	(3.6)	—	—
Net income attributable to Maiden common shareholders	$46.5	$28.5	$69.9
Per Share Data:
Earnings per common share(1) :
Basic	$0.64	$0.40	$0.99
Diluted	$0.64	$0.39	$0.98
Weighted average number of common shares outstanding:
Basic	72,263,022	72,155,503	70,799,966
Diluted	73,105,531	72,903,688	71,372,688
Dividends declared per common share	$0.33	$0.30	$0.265

For the Year Ended December 31,	2012	2011	2010
Selected Consolidated Ratios:
Loss and loss adjustment expense ratio(2)	69.5%	66.6%	64.6%
Commission and other acquisition expense ratio(3)	27.1%	28.0%	28.8%
General and administrative expense ratio(4)	2.9%	3.5%	3.5%
Expense ratio(5)	30.0%	31.5%	32.3%
Combined ratio(6)	99.5%	98.1%	96.9%

December 31,	2012	2011	2010
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$81.5	$188.1	$96.2
Restricted cash and cash equivalents	132.3	114.9	89.8
Investments at fair market value	2,621.6	2,022.9	1,880.3
Reinsurance balances receivable, net	522.6	423.4	226.3
Funds withheld	42.7	42.6	152.7
Loan to related party	168.0	168.0	168.0
Deferred commission and other acquisition expenses	270.7	248.4	203.6
Total assets	4,138.2	3,395.1	2,982.6
Reserve for loss and loss adjustment expenses	1,740.3	1,398.4	1,226.8
Unearned premiums	936.5	832.0	657.6
Securities sold under agreements to repurchase, at contract value	—	—	76.2
Senior notes	207.5	107.5	—
Junior subordinated debt	126.3	126.3	215.2
Total Maiden shareholders’ equity	1,015.2	768.6	750.2
Book value per common share(7)	$11.96	$10.64	$10.40

(1)	Please refer to Note 13 of the notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per common share.

(2)	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by combining the commission and other acquisition expense ratio and the general and administrative expense ratio.

(6)	Calculated by combining the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(7)
Basic book value per common share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as of the end of the period, giving no effect to dilutive securities.

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

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe risk profile intact. These transactions have increased our gross premiums written to in excess of $2.0 billion in 2012 while strongly positioning our capital to extend its business platform both in the U.S. and internationally and include:

•	Entering into a quota share reinsurance agreement with American Capital Acquisition Corporation (“ACAC”) in 2010 (the “ACAC Quota Share”);

•	Acquiring the majority of the reinsurance-related infrastructure, assets and liabilities of U.K.-based GMAC International Insurance Services, Ltd. in 2010 (the “IIS Acquisition”);

•	Completing a public debt offering of $107.5 million in June 2011 and repurchasing a like amount of our outstanding TRUPS Offering securities in July 2011 ("2011 Senior Notes");

•	Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The net proceeds of $96.6 million have been used for working capital and general corporate purposes; and

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

These significant transactions along with other unusual or non-recurring events should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

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

We provide reinsurance through our wholly owned subsidiaries, Maiden US and Maiden Bermuda and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty, a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. During 2013, it is our intention to substantially reduce our exposure to these coverages. Maiden Bermuda does not underwrite any primary insurance business. Maiden LF is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global business development efforts.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share. As of December 31, 2012, we had approximately $4.1 billion in total assets, $1.0 billion of total shareholders’ equity and $1.3 billion in total capital, which includes shareholders’ equity, the senior notes and junior subordinated debt.

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

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In each of the last three years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. Consistent with our business model, the Company only experienced modest losses from the 2010 and 2011 global catastrophe events.

Despite the elevated levels of global and U.S. catastrophe losses affecting the industry during this period, industry financial conditions, taken as a whole, have continued to improve through a combination of very positive non-catastrophe underwriting results, enhanced balance sheets resulting from strong fixed income market performance and readily available capital sources for industry participants. As a result, capital positions across the insurance and reinsurance industry appeared to remain adequate through December 31, 2012.

However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities and relies significantly on investment income to generate acceptable levels of net income. Yields on these securities have continued to decline and remain at historically low levels. Interest rates are widely forecast to persist at such levels for the foreseeable future. During the third quarter of 2012, the U.S. Federal Reserve announced additional policy measures designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market. The U.S. Federal Reserve announced additional actions in the fourth quarter of 2012 further increasing liquidity in credit markets. The likely continued existence of these investment conditions should continue to adversely impact the results of the property and casualty industry generally, placing additional pressure on both insurance and reinsurance companies underwriting results.

Although the combined ultimate impact of recent catastrophe activity, in particular Superstorm Sandy, and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance, broad industry conditions brought about by these events remain supportive of improved pricing in primary insurance markets in the near term. To date however, industry financial conditions have limited the amount of enhanced reinsurance pricing the industry would normally experience during periods of increased catastrophe losses. More recently, January 1 reinsurance renewals for the industry appeared to show limited pricing improvement as a result of Sandy. However, the scope and tenure of any improved pricing environment remains less certain.

As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. Depending on the ultimate impact of Superstorm Sandy combined with the continuing unfavorable investment environment on industry capital positions and profitability, a significant positive effect on competition and pricing is possible. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Recent Developments

Losses Incurred from Catastrophic Events

As we have described, our business model is designed to minimize our exposure to catastrophic property losses. Despite this approach, we periodically do incur losses from such events which exceed our provisions for normalized catastrophe activity, which occurred both in 2011 and 2012.

In 2011, the unusually high frequency of loss activity from U.S. thunderstorm and tornado impacted our U.S. clients in the second quarter of 2011, adversely affecting the Company's results. The 2011 results include $9.5 million in losses incurred by Maiden US related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity. These losses increased our loss ratio and combined ratio for that period by 0.6% on a consolidated basis.

In 2012, we incurred significant losses as a result of Superstorm Sandy which struck the Northeast U.S. on October 29, 2012. Presently, industry insured losses are likely to exceed $20 billion making it the largest catastrophe loss in U.S. history. Based on a comprehensive analysis of the Company's exposure in the affected area, as well as loss reports and estimates from clients, we initially expected the underwriting impact from Superstorm Sandy, net of applicable reinsurance and the Company's provision for normalized catastrophe losses to be in the range of between $25 million and $35 million. Maiden's exposure to this event emanates predominantly from the Company's excess property insurance business written by Maiden Specialty, and to a lesser extent from the U.S. assumed treaty reinsurance business written by Maiden US and the ACAC Quota Share.

For the year ended December 31, 2012, the Company has presently incurred $31.1 million in losses from Sandy, which increased its loss ratio and combined ratio by 1.7% for the year. The sources of these losses are as follows:

For the Year Ended December 31, 2012	Maiden US	Maiden Specialty	ACAC	Total
	($ in Millions)
Losses Incurred	$6.5	$22.6	$2.0	$31.1
% of Total	20.9%	72.7%	6.4%	100.0%

Other U.S.-based catastrophe experience in 2011 and 2012 were within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts. Despite these elevated level of weather-related losses in 2011 and 2012, consistent with its operating model, Maiden has maintained profitable underwriting results in both years.

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

The holders of the Preference Shares have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. The Preference Shares have been listed on the New York Stock Exchange and trading commenced on August 31, 2012 under the symbol "MHPRA".

Senior Note Offerings

On June 24, 2011, the Company’s wholly-owned U.S. holding company subsidiary, Maiden NA, closed the offering of $107.5 million aggregate principal amount of 8.25% Senior Notes due June 15, 2041 ("2011 Senior Notes"), which are fully and unconditionally guaranteed by Maiden Holdings. The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount of the 2011 Senior Notes to be repurchased plus accrued and unpaid interest up to but excluding the redemption date. Maiden NA has listed the 2011 Senior Notes on the New York Stock Exchange and trading commenced on July 21, 2011 under the symbol “MHNA”.

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

On March 27 2012, the Company, through Maiden NA, issued $100.0 million principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. Maiden NA has listed the 2012 Senior Notes on the New York Stock Exchange and trading commenced on March 29, 2012 under the symbol "MHNB".

The net proceeds from the 2012 Senior Notes of $96.6 million have been used for working capital and general corporate purposes.

The 2011 Senior Notes and 2012 Senior Notes may also be referred to as the "2011 Senior Note Offering" or the "2012 Senior Note Offering", respectively, and may collectively be referred to as the "Senior Note Offerings".

2012 Financial Highlights

2012 Consolidated Results of Operations

•
Net income attributable to Maiden common shareholders of $46.5 million, or $0.64 basic and diluted earnings per common share for the year ended December 31, 2012 compared to $28.5 million, or $0.40 basic and $0.39 diluted earnings per common share for the year ended December 31, 2011.

•
Operating earnings(1) of $48.5 million, or $0.67 basic and $0.66 diluted operating earnings per common share(1) for the year ended December 31, 2012 compared to $69.6 million, or $0.97 basic and $0.96 diluted operating earnings per common share for the year ended December 31, 2011.

•	Gross premiums written of $2.0 billion for the year ended December 31, 2012, a 10.4% increase over the year ended December 31, 2011.

•	Net premiums earned of $1.8 billion for the year ended December 31, 2012, a 16.2% increase over the year ended December 31, 2011.

•	Underwriting income of $18.7 million and combined ratio(2) of 99.5% for the year ended December 31, 2012 compared to $42.8 million and 98.1% for the year ended December 31, 2011.

•	Net investment income of $81.2 million for the year ended December 31, 2012, a 8.4% increase over the year ended December 31, 2011.

2012 Consolidated Financial Condition

•	Operating return on common equity(1) of 5.9%for the year ended December 31, 2012 compared to 9.2% for the year ended December 31, 2011.

•
Common shareholders’ equity of $865.2 million at December 31, 2012 compared to $768.6 million at December 31, 2011; book value per common share of $11.96 and $10.64 at December 31, 2012 and 2011, respectively.

•
Total cash and investments of $2.8 billion and $2.3 billion at December 31, 2012 and 2011, respectively; fixed maturities comprise 92.4% and 86.9% of total invested assets, of which 48.0% and 60.1% have a credit rating of AA+ or better and an overall average credit rating of A+ at December 31, 2012 and 2011, respectively.

•	Total assets of $4.1 billion at December 31, 2012 compared to $3.4 billion at December 31, 2011.

•	Reserve for loss and loss adjustment expenses of $1.7 billion and $1.4 billion at December 31, 2012 and 2011, respectively.

•	Total debt of $333.8 million and $233.8 million at December 31, 2012 and 2011, respectively, and a debt to total capitalization ratio of 24.7% and 23.3% at December 31, 2012 and 2011, respectively.

(1)
Operating earnings, operating earnings per share and operating return on equity are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Combined ratio is an operating metric. See “Non-GAAP Financial Measures” for additional information.

Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain non-GAAP financial measures. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the Company’s results of operations in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. However these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. These non-GAAP measures are:

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations, including the following:

•	for 2011 and 2010, we exclude transaction expenses related to the IIS Acquisition as these are non-recurring; and

•	in 2011, we exclude the Junior Subordinated Debt repurchase expense and the accelerated amortization of Junior Subordinated Debt discount and issuance costs.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income.

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Net income attributable to Maiden common shareholders	$46.5	$28.5	$69.9
Add (subtract):
Net realized and unrealized gains on investment	(1.9)	(0.5)	(6.6)
Foreign exchange (gains) losses	(1.6)	(0.3)	0.5
Amortization of intangible assets	4.4	5.0	5.8
Junior subordinated debt repurchase expense	—	15.1	—
Accelerated amortization of junior subordinated debt discount and issuance cost	—	20.3	—
Non-recurring general and administrative expenses relating to IIS Acquisition	—	0.2	1.9
Non-cash deferred tax expense	1.1	1.3	1.2
Operating earnings attributable to Maiden common shareholders	$48.5	$69.6	$72.7
Operating earnings per common share:
Basic operating earnings per common share	$0.67	$0.97	$1.03
Diluted operating earnings per common share	$0.66	$0.96	$1.02

Operating Return on Common Equity ("Operating ROCE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROCE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROCE for the years ended December 31, 2012, 2011 and 2010 is computed as follows:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Operating earnings available to common shareholders	$48.5	$69.6	$72.7
Opening common shareholders’ equity	$768.6	$750.2	$676.5
Ending common shareholders’ equity	$865.2	$768.6	$750.2
Average common shareholders’ equity	$816.9	$759.4	$713.4
Operating return on common equity	5.9%	9.2%	10.2%

The decrease in Operating ROCE for the year ended December 31, 2012 is primarily due to lower net income in 2012 as a result of losses from Superstorm Sandy. In addition, Operating ROCE was further reduced by greater increases in the common shareholders' equity in 2012, the combined effect of net income along with higher other comprehensive income for the year ended December 31, 2012, the result of a $79.9 million increase in unrealized gains on the Company's fixed maturity investment portfolio.

Book Value per Common Share:  Management uses growth in book value per common share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per common share ultimately translates into growth in the Company’s share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Preference Shares are not included in the computation of book value per common share. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per common share as of December 31, 2012, 2011 and 2010 is computed as follows:

December 31,	2012	2011	2010
	($ in Millions)
Ending common shareholders’ equity	$865.2	$768.6	$750.2
Common shares outstanding	72,343,947	72,221,428	72,107,100
Book value per common share	$11.96	$10.64	$10.40

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

For purposes of these operating measures, the fee-generating business (“IIS Fee Business”) associated with the IIS Acquisition which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company’s Consolidated Statements of Income.

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

The “net loss and loss adjustment expense ratio” is derived by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue. The “commission and other acquisition expense ratio” is derived by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue. The “general and administrative expense ratio” is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The “expense ratio” is the sum of the commission and other acquisition expense ratio and the general and administrative expense ratio.

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

The Company's revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as AFS, and other investments. In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments are generally excluded from earnings. These unrealized gains and losses are included on the Company's Consolidated Balance Sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

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

The reserve for IBNR is estimated by management for each account based on various factors, including our underwriting teams expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.

In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the treaties and underwriting year for which the projection is made. The methodologies that the

Company employs include, but may not be limited to, the Expected Loss Ratio method, the Reported Loss Development method and the Incurred and (as applicable) Paid Bornhuetter-Ferguson ("B-F") methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of occurrences. For example, external and vendor catastrophe models are typically used in the estimation of loss and loss adjustment expenses at the early stages of catastrophe losses before loss information is reported to the reinsurer.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves in the Diversified Reinsurance segment that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. However, the Company does use actuarial methods in the AmTrust Quota Share Reinsurance and ACAC Quota Share segments that are dependent on claim counts reported, claim counts settled or claim counts open. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves in the Diversified Reinsurance segment.

The reserve for loss and loss adjustment expenses as of December 31, 2012 and 2011 comprised:

December 31,	2012	2011
	($ in Millions)
Reserve for reported loss and loss adjustment expenses	$1,029.6	$820.8
Reserve for losses incurred but not reported	710.7	577.6
Reserve for loss and loss adjustment expenses	$1,740.3	$1,398.4

While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology of estimating loss reserves is periodically reviewed to ensure that the assumptions made continue to be appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined.

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

The BF reserving technique is commonly used for long-tailed or erratic lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of methods that are more heavily reliant on emerged experience. The BF method is an additive IBNR method that combines the ELR and RLD techniques by splitting the expected loss into two pieces — expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported amounts.

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and loss adjustment expenses reserves in each segment.

In the Diversified Reinsurance segment, as of December 31, 2012, 90.5% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition (which includes new business written subsequent to that transaction). The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. In general for the Diversified Reinsurance segment we utilize the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the RLD Method.

The Company has underwritten the AmTrust Quota Share Reinsurance segment since July 1, 2007. This segment consists of business written under the Reinsurance Agreement since that time, and commencing April 1, 2011, the business associated with the European Hospital Liability Quota Share. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative lack of experience the Company has with certain aspects of this business may result in a greater range of volatility. As a result, we have tended to rely on a weighted approach which primarily employs the RLD method for aspects of the segment with ample historical data, while also considering the ELR method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of monthly and quarterly data instead of contract period data in totality. As a result, a range of loss development factors are utilized due to the relative lack of seasoning of the underlying business as regards the Company’s experience. Because of the refinement of the data, this allows for greater use of the loss development method earlier on in the maturity of the book than would ordinarily occur.

Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses

The most significant assumptions used as of December 31, 2012 to estimate the reserve for loss and loss adjustment expenses within the Company’s segments are as follows:

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

Factors Creating Uncertainty in the Estimation of the Reserve for Loss and Loss Adjustment Expenses.

While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for loss and loss adjustment expenses, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and loss adjustment expenses. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and loss adjustment expenses.

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

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and loss adjustment expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2012, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss adjustment expense reserve estimates. As of December 31, 2012, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

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

Potential Volatility in the Reserve for Loss and Loss Adjustment Expenses. In addition to the factors creating uncertainty in the Company’s estimate of loss and loss adjustment expenses, the Company’s estimated reserve for loss and loss adjustment expenses can change over time because of unexpected changes in the external environment. Potential changing external factors include:

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

In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience. As of December 31, 2012, 89.6% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. We believe the possible variance of our expected loss ratio for all applicable loss years for the Diversified Reinsurance segment was approximately one percentage point as of December 31, 2012. If our final loss ratio for the Diversified Reinsurance segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $28.0 million.

The Company has underwritten the AmTrust Quota Share Reinsurance segment since July 1, 2007. This segment consists of business written under the Reinsurance Agreement since that time, and commencing April 1, 2011, the business associated with the European Hospital Liability Quota Share. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment compared to the Diversified Reinsurance segment. We believe a possible variance of our expected loss ratio for all applicable loss years for the AmTrust Quota Share segment was approximately four percentage points as of December 31, 2012. If our final loss ratio for the AmTrust Quota Share segment were to vary by four percentage points from the expected loss ratios in aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $101.1 million.

The Company has underwritten the ACAC Quota Share segment since March 1, 2010. ACAC's executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 15 years of loss experience associated with it. In addition, our management has experience with this book of business when part of our business and ACAC were owned by GMAC. As a result, we believe the possible variance of our expected loss ratio for all applicable loss years for the ACAC Quota Share segment was approximately one percentage point as of December 31, 2012. If our final loss ratio for the ACAC Quota Share segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $6.5 million.

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

Under proportional treaties, which represented 82.0% of gross premiums written for the year December 31, 2012, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 18.0% of gross premiums written for the year December 31, 2012, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

Reported premiums written and earned and commission and other acquisition expenses on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and commission and other acquisition expenses for which ceding company reports have not been received. Premium and acquisition expenses estimates are determined at the individual treaty level. The determination of estimates requires a review of the Company’s experience with cedants, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and commission and other acquisition expenses are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

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

Fair Value of Financial Instruments

The Company currently classifies its fixed maturity investments as AFS, other investments at fair value in accordance with FASB ASC Topic 944, “Financial Services” (“ASC 944”) and short-term investments as AFS. Pursuant to U.S. GAAP, these investments are carried at estimated fair value, with net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of accumulated other comprehensive (loss) income.

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

The Company typically utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 98.3% and 97.7%, respectively of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy as of December 31, 2012 and 2011. At December 31, 2012 and 2011, we have not adjusted any pricing provided by the Pricing Services.

The Company will challenge any prices for its investments which are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of December 31, 2012 and 2011, one security and three securities, respectively, are valued using the market approach. At those dates, approximately $26.1 million and $11.4 million, respectively or less than 1.0%. and 0.6%, respectively of Level 2 fixed maturities, was priced using a quotation from a broker and/or custodian as opposed to the Pricing Service. At December 31, 2012 and 2011, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing, as appropriate, of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of December 31, 2012 and 2011.

At December 31, 2012 and 2011, the Company has no fixed income investments that are guaranteed by third parties. We do not have any direct exposure to third party guarantors as of December 31, 2012 and 2011.

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

Corporate bonds:  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Municipal bonds:  Municipal bonds comprise bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the Consolidated Balance Sheets at cost which approximates their fair value.

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

Senior notes: The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy. At December 31, 2012, the fair value of the 2011 Senior Notes was $112.8 million and the fair value of the 2012 Senior Notes was $105.6 million.

Junior subordinated debt:  The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy. At December 31, 2012, the fair value of the debt was $166.9 million.

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

There were no other-than-temporary impaired securities during the years ended December 31, 2012, 2011 and 2010.

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

ASC Topic 805, Business Combinations requires that the Company make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets as of December 31, 2012 of $94.4 million.

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s share price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2012.

Results of Operations

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated.

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Gross premiums written	$2,001.0	$1,812.6	$1,298.1
Net premiums written	$1,901.3	$1,723.5	$1,227.8
Net premiums earned	$1,803.8	$1,552.4	$1,169.8
Other insurance revenue	12.9	12.6	—
Net loss and loss adjustment expenses	(1,262.3)	(1,043.1)	(755.1)
Commission and other acquisition expenses	(492.1)	(438.8)	(336.7)
General and administrative expenses	(43.6)	(40.3)	(27.9)
Total underwriting income	18.7	42.8	50.1
Other general and administrative expenses	(10.2)	(13.6)	(14.3)
Net investment income	81.2	74.9	71.6
Net realized and unrealized gains on investments	1.9	0.5	6.6
Junior subordinated debt repurchase expense	—	(15.1)	—
Accelerated amortization of junior subordinated debt discount and issuance cost	—	(20.3)	—
Amortization of intangible assets	(4.4)	(5.0)	(5.8)
Foreign exchange gains (losses)	1.6	0.3	(0.5)
Interest and amortization expenses	(36.4)	(34.1)	(36.5)
Income tax expense	(2.2)	(1.9)	(1.3)
Income attributable to noncontrolling interests	(0.1)	—	—
Dividends on preference shares	(3.6)	—	—
Net income attributable to Maiden common shareholders	$46.5	$28.5	$69.9
Ratios
Net loss and loss adjustment expense ratio*	69.5%	66.6%	64.6%
Commission and other acquisition expense ratio**	27.1%	28.0%	28.8%
General and administrative expense ratio***	2.9%	3.5%	3.5%
Expense ratio	30.0%	31.5%	32.3%
Combined ratio****	99.5%	98.1%	96.9%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

Net Income

2012 vs. 2011

Net income attributable to Maiden common shareholders for the year ended December 31, 2012 was $46.5 million as compared to $28.5 million for the same period in 2011.

In 2012, net income was reduced by $31.1 million due to the underwriting impact of Superstorm Sandy, which is net of applicable reinsurance and the Company's provision for normalized catastrophe activity.

The results in 2011 were adversely affected by non-recurring charges related to the 2011 Senior Note Offering which included $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of subordinated debt discount and issuance costs. The 2011 results also include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity.

Excluding the catastrophe losses in both 2012 and 2011, and the 2011 non-recurring charges, net income in 2012 increased to $77.6 million from $73.4 million in 2011, primarily as a result of improved investment income and investment and foreign exchange gains, which were partially offset by higher interest expenses and dividends on Preference Shares.

2011 vs. 2010

Net income attributable to Maiden common shareholders for the year ended December 31, 2011 was $28.5 million compared to $69.9 million for the same period in 2010. The lower result in 2011 was due to charges related to the 2011 Senior Note Offering which include $15.1 million of junior subordinated debt repurchase expense and $20.3 million of accelerated amortization of junior subordinated debt discount and issuance costs. The 2011 results reflect continued strong premium growth in all of the Company’s operating segments, offset by higher combined ratios in each of its segments. The 2011 results include $9.5 million in losses related to thunderstorm and tornado activity across the U.S. in the second quarter, net of the Company’s quarterly provisions for normalized catastrophe activity. In addition, the lower result reflects realized and unrealized gains on investments of $0.5 million in 2011 compared to realized and unrealized gains on investments of $6.6 million in 2010.

We evaluate our business by segment, distinguishing between Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share segments.

Net Premiums Written

Comparison of Years Ended December 31, 2012 and 2011

Net premiums written increased by $177.8 million, or 10.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The table below compares net premiums written by segment for the years ended December 31, 2012 and 2011.

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$765.3	40.3%	$798.0	46.3%	$(32.7)	(4.1)%
AmTrust Quota Share Reinsurance	840.3	44.2%	669.3	38.8%	171.0	25.6%
ACAC Quota Share	295.7	15.5%	256.2	14.9%	39.5	15.4%
Total	$1,901.3	100.0%	$1,723.5	100.0%	$177.8	10.3%

The increase in net premiums written was primarily the result of the following:

•
Growth on recurring business in the AmTrust Quota Share Reinsurance segment - The results for the year ended December 31, 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $216.9 million or 34.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

•
Growth in the ACAC Quota Share segment - For the year ended December 31, 2012, net premiums written increased by $39.5 million or 15.4% compared to the year ended December 31, 2011, as ACAC continues to expand its business.

These increases were offset by reductions in business written in the Diversified Reinsurance segment, primarily by Maiden US, which experienced a decrease in premiums written for the year ended December 31, 2012 of $17.3 million or 2.6% compared to December 31, 2011. In addition to writing fewer new accounts in 2012, Maiden US added a number of large proportional contracts in the second half of 2011 which had sizable in-force and unearned premiums assumed, which did not recur in 2012. Finally, several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria were non-renewed, contributing to the decrease.

Maiden Bermuda and IIS also decreased their written premium by $15.4 million or 12.0% during the year ended December 31, 2012compared to December 31, 2011, largely due to non-renewals of certain accounts which were partially offset by new account activity.

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

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share increased premiums written by $95.3 million in the year ended December 31, 2011, while the business assumed under the Reinsurance Agreement increased $106.0 million in the year ended December 31, 2011.

•
Growth in the ACAC Quota Share segment. 2011 includes a full year of results compared to only ten months in 2010, resulting in growth of $50.5 million or 24.5% for the year ended December 31, 2011 compared to 2010.

Excluding the business associated with the European Hospital Liability Quota Share, $197.9 million or 49.4% of the increase in net premiums written for the year ended December 31, 2011 compared to the same period in 2010 was attributable to the automobile line of business, primarily personal auto.

Net Premiums Earned

Comparison of Years Ended December 31, 2012 and 2011

Net premiums earned increased by $251.4 million, or 16.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The table below compares net premiums earned by segment for the years ended December 31, 2012 and 2011.

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$795.3	44.1%	$748.4	48.3%	$46.9	6.3%
AmTrust Quota Share Reinsurance	727.8	40.3%	558.2	35.9%	169.6	30.4%
ACAC Quota Share	280.7	15.6%	245.8	15.8%	34.9	14.2%
Total	$1,803.8	100.0%	$1,552.4	100.0%	$251.4	16.2%

The increase in net premiums earned was primarily the result of the following:

•
Growth in Maiden US business in the Diversified Reinsurance segment in 2011- Continued underwriting discipline and strong organic premium written growth in 2011, particularly the second half of that year, resulted in increased earned premiums by Maiden US of $73.8 million or 12.3% during the year ended December 31, 2012, compared to the year ended December 31, 2011. This growth in earned premium was partially offset by slower premium written growth in 2012 in Maiden US as noted. Additionally, reduced writings by Maiden Bermuda and the Company's international operations in 2011, as certain accounts reduced in size or were non-renewed, affected earned premium in 2012.

•
Growth in the AmTrust Quota Share Reinsurance segment - The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $49.4 million or 72.6% for the year ended December 31, 2012 compared to the year ended December 31, 2011, while the business assumed under the Reinsurance Agreement increased $120.2 million or 24.5% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•
Growth in the ACAC Quota Share segment - For the year ended December 31, 2012, net premiums earned increased by $34.9 million or 14.2% compared to the year ended December 31, 2011, as ACAC continues to expand its business.

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

The increase in net premiums earned was primarily the result of the following:

•
First full calendar year of the IIS Acquisition. The IIS Acquisition was completed on November 30, 2010 and thus the year ended December 31, 2011 represents the first full calendar year of operations for the business associated with the IIS Acquisition, which contributed $107.3 million of the overall increase in net premiums earned year ended December 31, 2011 compared to 2010.

•
Growth in the AmTrust Quota Share Reinsurance segment premium. The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $68.1 million for the year ended December 31, 2011 while the business assumed under the Reinsurance Agreement increased $45.0 million for the year ended December 31, 2011 compared to the year ended December 31, 2010, respectively.

•
Growth in the ACAC Quota Share segment. As noted, this new segment commenced on March 1, 2010 and thus the year ended December 31, 2011 represents a full year of operations compared to only ten months in 2010, contributing $122.3 million of the increase for the year ended December 31, 2011.

Other Insurance Revenue

Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and increased 2.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Comparison of Years Ended December 31, 2012 and 2011

Net Investment Income - Net investment income increased by $6.3 million or 8.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

The following table details the Company's average invested assets and average book yield for the year ended December 31, 2012 compared to the year ended December 31, 2011.

For the Year Ended December 31,	2012	2011
	($ in Millions)
Average invested assets	$2,764.6	$2,360.0
Average book yield*	2.9%	3.2%

*Ratio of net investment income over average invested assets, at fair value, including cash and cash equivalents and loan to related party.

Despite the Company reducing the amount of cash held during 2012 and investing in longer term assets, the continuing decline in interest rates to historically low levels continue to reduce the Company's overall portfolio yield. Despite the lower portfolio yields, the increase in net investment income for the year ended December 31, 2012 compared to the same period in 2011 is the result of the 17.1% growth in average invested assets. The growth in average invested assets during this period is the result of:1) continued profitable growth in the overall book of business in all segments as described herein; 2) strong positive cash flow from operations during the year ended December 31, 2012; and 3) the issuance of the 2012 Senior Notes and the Preference Shares.

As a result, despite the increase in average invested assets, the historically low interest rate environment has continued to limit the growth of investment income in the year ended December 31, 2012 compared to 2011. Growth in net investment income in 2012 was additionally impacted negatively by increases in prepayments in excess of initially expected levels of the Company's U.S. government agency mortgage-backed securities portfolio, resulting in increased levels of amortization of bond premiums by $5.1 million in 2012 compared to 2011.

Net Realized and Unrealized Gains (Losses) on Investments - Net realized gains on investments were $1.9 million for the year ended December 31, 2012 compared to net realized and unrealized gains of $0.5 million for the year ended December 31, 2011, see "Liquidity and Capital Resources - Investments" on page 103 for further information.

Comparison of Years Ended December 31, 2011 and 2010

Net Investment Income - Net investment income increased by $3.3 million, or 4.5%, for the year ended December 31, 2011 compared to the same period in 2010.

For the Year Ended December 31,	2011	2010
	($ in Millions)
Average invested assets	$2,360.0	$2,080.6
Average book yield*	3.2%	3.5%

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

Continued growth in the overall book of business combined with positive cash flow from operations contributed to the growth in invested assets. Despite the Company's premium growth and the increase in average invested assets, investment income grew at a slower rate in 2011 compared to 2010 reflecting:

•	the continued significant accumulation of cash and cash equivalents which occurred during 2011 and 2010 due largely to continuing strong operating cash flow; and

•	a continuing decline in the duration of the Company's investment portfolio, brought about largely by an increase in prepayments in the Company's mortgage-backed securities portfolio.

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

Net Realized and Unrealized Gains (Losses) on Investments - Net realized and unrealized gains on investments were $0.5 million for the year ended December 31, 2011 compared to $6.6 million for the same period in 2010. In 2011, these were offset by $3.5 million in net unrealized losses on short sales of certain U.S. Treasury securities. For additional information on the Company’s investments and realized and unrealized gains and losses, please refer to Liquidity and Capital Resources.

Net Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2012 and 2011

Net loss and loss adjustment expenses increased by $219.2 million, or 21.0%, for the year ended December 31, 2012 compared to 2011. The net loss and loss adjustment expense ratios were 69.5% and 66.6% for the years ended December 31, 2012 and 2011, respectively. As noted, catastrophic losses increased the Company’s loss ratios in 2012 and 2011, particularly the Diversified Reinsurance segment, the result of Superstorm Sandy in 2012 and thunderstorm and tornado activity in the U.S. in the second quarter of 2011. These events increased the net loss and loss adjustment expense ratios by 1.7% and 0.6% in 2012 and 2011, respectively.

Excluding losses from catastrophic events, net loss and loss adjustment expense ratios were 67.8% and 66.0% for the years ended December 31, 2012 and 2011, respectively. The increased net loss and loss adjustment expense ratios were largely the result of poor performance on certain accounts, primarily in Maiden US. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $9.1 million for year ended December 31, 2012, compared to $28.9 million in 2011. The higher net loss and loss adjustment expense ratios occurred in the Diversified Reinsurance segment, in particular Maiden US and the ACAC Quota Share segment.

Comparison of Years Ended December 31, 2011 and 2010

Net loss and loss adjustment expenses increased by $288.0 million, or 38.1%, for the year ended December 31, 2011 compared to the same period in 2010, primarily reflecting the continuing growth in the Company as a result of the commencement of the ACAC Quota Share in 2010 and the continuing growth of the AmTrust Quota Share in 2011compared to 2010.

The net loss and loss adjustment expense ratios were 66.6% and 64.6% for the years ended December 31, 2011 and 2010, respectively. The underwriting impact of U.S. storm activity in 2011 increased the net loss and loss adjustment expense ratio by 0.6 % in 2011. Without the storm losses, the Company's net loss and loss adjustment expense ratio for the year ended December 31, 2011 would have been 66.0%, reflecting stable net loss and loss adjustment expense ratios in the Diversified Reinsurance segment as a result of the IIS Acquisition, offset by higher net loss and loss adjustment expense ratios in the AmTrust and ACAC segments.

The total favorable development relating to the loss portfolio transfers since the closings of the GMAC Acquisition and the IIS Acquisition has been $68.9 million and the remaining $2.6 million is recorded as a deferred gain and is part of the Company’s reserve for loss and loss adjustment expenses at December 31, 2011 that are included in the accompanying Consolidated Balance Sheet. Included in the total favorable development were amortized gains from the loss portfolio acquired as part of the GMAC Acquisition and the IIS Acquisition, recorded as a reduction of losses incurred of $28.9 million and $25.3 million for the years ended December 31, 2011 and 2010, respectively.

Commission and Other Acquisition Expenses

Comparison of Years Ended December 31, 2012 and 2011

Commission and other acquisition expenses increased by $53.3 million, or 12.1%, for the year ended December 31, 2012 compared to 2011 due to the ongoing premium growth of the Company. However, the commission and other acquisition expense ratio decreased to 27.1% for the year ended December 31, 2012 compared to 28.0% in 2011, respectively. The reduced ratio largely reflects: (1) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular business written by Maiden US, due to higher loss ratios in that segment; (2) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment, including the impact of a full year of modifications to ceding commission made under the Reinsurance Agreement along with lower ceding commission and profit share under the European Hospital Liability Quota Share, effective April 1, 2011 and discussed in further detail in that segment's results of operations; (3) modifications made to ceding commission made to the ACAC Quota Share effective October 1, 2012.

These changes were partially offset by the adoption of new accounting standards regarding the recognition of deferred commission and other acquisition expenses in the first quarter of 2012 which increased commission and other acquisition expenses by $2.0 million for the year ended December 31, 2012 compared to 2011.

Comparison of Years Ended December 31, 2011 and 2010

Commission and other acquisition expenses increased by $102.1 million, or 30.3%, for the year ended December 31, 2011 compared to the same period in 2010 due to the ongoing premium growth of the Company. However, the commission and other acquisition expense ratio decreased to 28.0% for the year ended December 31, 2011 compared to 28.8% for the same periods in 2010.This reflects the growth in earned premium offset by: (1) modifications to the ceding commission made under the Reinsurance Agreement; (2) lower ceding commissions under the European Hospital Liability Quota Share; and (3) a lower ceding commission under the ACAC Quota Share due to an increase in the loss ratio (under the loss sensitive feature of that segment's reinsurance contract).

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
General and administrative expenses – segments	$43.6	$40.3	$27.9
General and administrative expenses – corporate	10.2	13.6	14.3
Total general and administrative expenses	$53.8	$53.9	$42.2

Comparison of Years Ended December 31, 2012 and 2011

Total general and administrative expenses decreased by $0.1 million, or 0.2%, for the year ended December 31, 2012 compared to 2011. The general and administrative expense ratio is 2.9% for the year ended December 31, 2012 compared to 3.5% in 2011. The decrease for the year reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

The small decrease in total general and administrative expenses is primarily a result of decreases in office and technology expenses offset by increases in regulatory, legal and other professional fees.

Comparison of Years Ended December 31, 2011 and 2010

Total general and administrative expenses increased by $11.7 million, or 27.8%, for the year ended December 31, 2011 compared to 2010. The general and administrative expense ratio was 3.5% for both years ended December 31, 2011 and 2010. The increase for the year reflects a full years expenses relating to the IIS Acquisition in November 2010 offset by reductions in non-recurring legal and professional expenses relating to the IIS Acquisition.

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

•
Travel and office related expenses increased by $1.9 million, substantially all related to full years expenses relating to employees and offices acquired as part of the IIS Acquisition on November 30, 2010; and

•	Other expenses, including regulatory, depreciation and technology expenses, increased in by approximately $3.0 million.

Interest and Amortization Expense

  The interest and amortization expense for the years ended December 31, 2012, 2011 and 2010 comprises:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
TRUPS Offering	$21.4	$29.5	$36.5
Senior Note Offerings	15.0	4.6	—
Total	$36.4	$34.1	$36.5

Comparison of Years Ended December 31, 2012 and 2011

The increase in interest and amortization expense for the year ended December 31, 2012 compared to the same period in 2011 was due to the issuance of 2012 Senior Notes during the first quarter 2012. These increases were offset by savings in interest expense realized due to the repurchase on July 15, 2011 of $107.5 million of the Junior Subordinated Debt, the repurchase of which was financed with the issuance of 2011 Senior Notes. The weighted average interest rate was 11.7% for the year ended December 31, 2012 compared to 14.8% in 2011.

Comparison of Years Ended December 31, 2011 and 2010

The decrease in interest and amortization expense for the year ended December 31, 2011 compared to the same period in 2010 was due to the repurchase on July 15, 2011 of $107.5 million of the TRUPS Offering which have a coupon of 14.0%, the repurchase of which was financed with the issuance of the 2011 Senior Notes, which have a coupon of 8.25%. The weighted average interest rate was 14.8% for the year ended December 31, 2011 compared to 16.95% for the same period in 2010.

Income Tax Expense

The Company recorded a current income tax expense of $1.1 million, $0.6 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010 respectively. These amounts relate to income tax on the earnings of its international subsidiaries and state taxes incurred by its U.S. subsidiaries. The effective rate of current income tax was 1.9%, 2.1% and 0.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company recorded a deferred tax expense of $1.1 million, $1.3 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are related to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries in the GMAC Acquisition. The effect of this expense will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares

Dividends on Preference Shares in 2012 cover the period from the date of issuance of the Preference Shares on August 22, 2012 to the date of the first dividend payment which was December 17, 2012.

Underwriting Results by Operating Segments

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.

Diversified Reinsurance Segment

Results of this segment include the results of operations from the IIS Acquisition, which completed its first full year of operations in 2011. The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2012, 2011 and 2010:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Net premiums written	$765.3	$798.0	$554.1
Net premiums earned	$795.3	$748.4	$601.2
Other insurance revenue	12.9	12.6	—
Net loss and loss adjustment expenses	(584.0)	(502.4)	(394.6)
Commission and other acquisition expenses	(203.2)	(200.2)	(152.7)
General and administrative expenses	(40.9)	(36.4)	(26.1)
Underwriting (loss) income	$(19.9)	$22.0	$27.8
Ratios
Net loss and loss adjustment expense ratio	72.3%	66.0%	65.6%
Commission and other acquisition expense ratio	25.1%	26.3%	25.4%
General and administrative expense ratio	5.1%	4.8%	4.4%
Expense ratio	30.2%	31.1%	29.8%
Combined ratio	102.5%	97.1%	95.4%

Comparison of Years Ended December 31, 2012 and 2011

The combined ratio increased to 102.5% for the year ended December 31, 2012 compared to 97.1% in 2011. As noted, catastrophic losses increased this segments combined ratios in 2012 and 2011, the result of Superstorm Sandy in 2012 and thunderstorm and tornado activity in the U.S. in the second quarter of 2011. These events increased the segment combined ratios by 3.6% and 1.2% in 2012 and 2011, respectively.

Excluding losses from catastrophic events, combined ratios were 98.9% and 95.9% for the years ended December 31, 2012 and 2011, respectively. The increased net loss and loss adjustment expense ratios were primarily the result of were largely the result of poor performance on certain accounts, primarily in Maiden US and were partially offset by a lower commission and other acquisition expense ratio as a result of reductions in ceding commission from loss sensitive contract features, primarily written by Maiden US.

Premiums -  Net premiums written decreased by $32.7 million, or 4.1%, for the year ended December 31, 2012 compared to the same period in 2011. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$190.1	24.8%	$208.0	26.1%	$(17.9)	(8.6)%
Casualty	433.3	56.6%	441.6	55.3%	(8.3)	(1.9)%
Accident and Health	37.3	4.9%	42.6	5.3%	(5.3)	(12.6)%
International	104.6	13.7%	105.8	13.3%	(1.2)	(1.1)%
Total Diversified Reinsurance	$765.3	100.0%	$798.0	100.0%	$(32.7)	(4.1)%

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$212.0	26.7%	$197.0	26.3%	$15.0	7.6%
Casualty	444.7	55.9%	395.5	52.8%	49.2	12.4%
Accident and Health	42.0	5.3%	43.2	5.8%	(1.2)	(2.9)%
International	96.6	12.1%	112.7	15.1%	(16.1)	(14.3)%
Total Diversified Reinsurance	$795.3	100.0%	$748.4	100.0%	$46.9	6.3%

The reduction in premium written in the segment was primarily attributable to Maiden US, which experienced a decrease in premiums written for the year ended December 31, 2012 of $17.3 million or 2.6% compared to December 31, 2011. In addition to writing fewer new accounts in 2012, Maiden US added a number of large proportional contracts in the second half of 2011 which had sizable in-force and unearned premiums assumed, which did not recur in 2012. Finally, several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria were non-renewed, further contributing to the decrease.

Maiden Bermuda and IIS also decreased their written premium by $15.4 million or 12.0% during the year ended December 31, 2012 compared to December 31, 2011, largely due to non-renewals of certain accounts which were partially offset by new account activity.

Despite the decrease in premiums written, strong organic premium written growth in 2011, particularly the second half of that year, resulted in increased earned premiums by Maiden US of $73.8 million or 12.3% during the year ended December 31, 2012, compared to the year ended December 31, 2011. This growth in earned premium was partially offset by slower premium written growth in 2012 in Maiden US as noted. Additionally, reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts reduced in size or were non-renewed, affected earned premium in 2012.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and increased 2.0% for the year ended December 31, 2012, compared to December 31, 2011.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $81.6 million, or 16.2%, for the year ended December 31, 2012 compared to 2011. Net loss and loss adjustment expense ratios were 72.3% and 66.0% for the years ended December 31, 2012 and 2011, respectively. As noted, catastrophic losses increased this segments net loss and loss adjustment expense ratios in 2012 and 2011, the result of Superstorm Sandy in 2012 and thunderstorm and tornado activity in the U.S. in the second quarter of 2011. These events increased the net loss and loss adjustment expense ratios by 3.6% and 1.2 % in 2012 and 2011, respectively.

Excluding losses from catastrophic events, net loss and loss adjustment expense ratios were 68.7% and 64.8% for the years ended December 31, 2012 and 2011, respectively. The increased net loss and loss adjustment expense ratios were largely the result of poor performance on certain accounts, primarily in Maiden US. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $9.1 million for year ended December 31, 2012, compared to $28.9 million in 2011. In addition to the lower amortized gains in 2012, the higher net loss and loss adjustment expense ratios were also impacted by higher current underwriting year loss ratios in both Maiden US and the international business written from the IIS Acquisition, in particular German Auto, as well as development from business written by Maiden Bermuda in prior years.

Commission and Other Acquisition Expenses -  Commission and other acquisition expenses increased by $3.0 million, or 1.5%, for the year ended December 31, 2012 compared to 2011. The increase during the year reflects the growth of the segment in 2012 compared to 2011, consistent with the reasons cited in the discussion of the change in earned premiums. In addition, as a result of the adoption of new accounting standards regarding the recognition of deferred commission and other acquisition expenses in the first quarter 2012, commission and other acquisition expenses increased an additional $2.0 million during year ended December 31, 2012 compared to 2011. The implementation of this new accounting standard increased the commission and other acquisition expense ratio for the segment by 0.3% for the year ended December 31, 2012.

These increases were offset by the impact of loss sensitive features on ceding commission in the segment, in particular business written by Maiden US, due to higher loss ratios in 2012 from the impact of both Superstorm Sandy and non-catastrophe underwriting results. For the year ended December 31, 2012, 54.8% of the Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase. For the year ended December 31, 2012, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commission by $10.4 million, compared to $10.7 million for the year ended December 31, 2011.

Thus despite the increase in commission and other acquisition expenses in 2012 compared to 2011, the commission and other acquisition expense ratio decreased to 25.1% for the year ended December 31, 2012 compared to 26.3% in 2011.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $4.5 million, or 12.6%, for the year ended December 31, 2012 compared to 2011. The general and administrative expense ratio was 5.1% and 4.8% for the years ended December 31, 2012 and 2011, respectively. The overall expense ratio (including commission and other acquisition expenses) was 30.2% and 31.1% for the years ended December 31, 2012 and 2011, respectively.

Comparison of Years Ended December 31, 2011 and 2010

The combined ratio increased to 97.1% for the year ended December 31, 2011 compared to 95.4% in the same period ended 2010. As discussed previously, the 2011 results include the underwriting impact of U.S. storm activity, which increased the combined ratio by 1.2 % for the year ended December 31, 2011. Adjusted for the storm losses, the segment's combined ratio for the year ended December 31, 2011 was 95.9% compared to 95.4% for the same period in 2010, reflecting a small deterioration in the loss ratios (as adjusted) in the segment.

Premiums - Net premiums written increased by $243.9 million, or 44.0%, for the year ended December 31, 2011 compared to the same period in 2010. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2011 and 2010:

For the Year Ended December 31,	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$208.0	26.1%	$168.9	30.5%	$39.1	23.1%
Casualty	441.6	55.3%	311.9	56.3%	129.7	41.6%
Accident and Health	42.6	5.3%	43.7	7.9%	(1.1)	(2.4)%
International	105.8	13.3%	29.6	5.3%	76.2	257.1%
Total Diversified Reinsurance	$798.0	100.0%	$554.1	100.0%	$243.9	44.0%

The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2011 and 2010:

For the Year Ended December 31,	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$197.0	26.3%	$176.5	29.4%	$20.5	11.6%
Casualty	395.5	52.8%	356.4	59.3%	39.1	11.0%
Accident and Health	43.2	5.8%	62.9	10.5%	(19.7)	(31.4)%
International	112.7	15.1%	5.4	0.8%	107.3	1,997.5%
Total Diversified Reinsurance	$748.4	100.0%	$601.2	100.0%	$147.2	24.5%

The IIS Acquisition was completed on November 30, 2010 and the year ended December 31, 2011 represents the first full year of operations, which accounted for $76.2 million of the increase in net premiums written. For the year ended December 31, 2011, approximately 68.1% of the net premiums written of the International line of business was Personal Automobile business associated with the IIS Acquisition. The remainder of the net premiums written in the International line of business was Credit Life business associated with the IIS Acquisition. Further, approximately 50.5% of the net premiums written in the International line of business originated in Germany. No other country in International exceeded 10% of net premiums written for the year ended December 31, 2011. In addition, the business written by Maiden US experienced strong growth in the year ended December 31, 2011 of $167.4 million or 33.4% compared to the same period in 2010, when certain accounts were not renewed or more premiums was retained by clients. A series of new accounts were successfully added in 2011, both quota share and excess of loss, accounting for the increase in this business.

Other Insurance Revenue - Other insurance revenue of $12.6 million represents the IIS Fee Business that is not directly associated with premium revenue generated by the Company. The year ended December 31, 2011 represents the first full calendar periods of operations for the IIS Fee Business and is primarily in respect of the German auto business produced by OVS.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $107.8 million, or 27.3%, for the year ended December 31, 2011 compared to the same period in 2010. Net loss and loss adjustment expense ratios were 66.0% and 65.6% for the years ended December 31, 2011 and 2010, respectively. The underwriting impact of U.S. storm activity increased the net loss and loss adjustment expense ratio by 1.2% for the year ended December 31, 2011. Adjusted for the storm losses, the Company's net loss and loss adjustment expense ratio for the year ended December 31, 2011 was 64.8%.

The total favorable development relating to the loss portfolio transfer since the closing of the GMAC Acquisition and the IIS Acquisition has been $68.9 million and the remaining $2.6 million is recorded as a deferred gain in the Company’s reserve for loss and loss adjustment expenses at December 31, 2011 that are included in the accompanying Consolidated Balance Sheet.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $47.5 million, or 31.1%, for the year ended December 31, 2011 compared to the same period in 2010, primarily reflecting the increased quota share business as a result of the first full year of business from the IIS Acquisition, which typically has a higher ceding commission associated with that business. As a result, the commission and other acquisition expense ratio increased to 26.3% for the year ended December 31, 2011 compared to 25.4% for the same period in 2010.

General and Administrative Expenses -  General and administrative expenses increased by $10.3 million, or 39.2%, for the year ended December 31, 2011 compared to the same period in 2010. The general and administrative expense ratio was 4.8% and 4.4% for the years ended December 31, 2011 and 2010, respectively, primarily as a result of the first full year of operations from the IIS Acquisition. The overall expense ratio (including commission and other acquisition expenses) was 31.1% and 29.8% for the years ended December 31, 2011 and 2010, respectively.

AmTrust Quota Share Reinsurance Segment

Effective April 1, 2011, the Company entered into a series of contract modifications with AmTrust regarding the reinsurance coverage it provides under the Reinsurance Agreement, including the ceding commission arrangements contained within that contract. These changes include: (1) extension of the Reinsurance Agreement for one additional year, to July 1, 2014, while continuing the automatic three-year renewal subject to the provisions of the contract; (2) a reduction of the ceding commission payable under the Reinsurance Agreement to 30.0% for the period April 1, 2011 to December 31, 2011; and (3) subsequent to December 31, 2011, a provision which potentially reduces the ceding commission payable based on the mix of business ceded under the Reinsurance Agreement, excluding business related to the Unitrin Business Insurance (“UBI”) business to either 30.5% or 30.0%.

On March 7, 2013, after receipt of approval from each of the Company’s and AmTrust’s Audit Committee, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

On April 1, 2011, the Company entered into a separate one-year 40% quota share agreement with AmTrust Europe Limited and AmTrust International Underwriters Limited to cover those entities medical liability business in Europe ("European Hospital Liability Quota Share"), substantially all of which is in Italy. The Company's maximum limit of liability is €2 million and it will pay a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed. Pursuant to the terms of the European Hospital Liability Quota Share, the Company assumed the in-force and unearned premium as of April 1 which totaled $45.9 million. The business written under this agreement is included in the Specialty Risk and Extended Warranty line of business in the discussion that follows. As a result of the additional agreement with AmTrust, this segment has been renamed AmTrust Quota Share Reinsurance.

Effective January 1, 2012, the European Hospital Liability Quota Share was amended, thereby increasing the maximum liability attaching to €10,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France.

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for the years ended December 31, 2012, 2011 and 2010:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Net premiums written	$840.3	$669.3	$468.0
Net premiums earned	$727.8	$558.2	$445.1
Net loss and loss adjustment expenses	(494.6)	(380.3)	(280.9)
Commission and other acquisition expenses	(200.6)	(160.5)	(144.7)
General and administrative expenses	(1.9)	(2.3)	(1.5)
Underwriting income	$30.7	$15.1	$18.0
Ratios
Net loss and loss adjustment expense ratio	68.0%	68.1%	63.1%
Commission and other acquisition expense ratio	27.6%	28.8%	32.5%
General and administrative expense ratio	0.2%	0.4%	0.3%
Expense ratio	27.8%	29.2%	32.8%
Combined ratio	95.8%	97.3%	95.9%

Comparison of Years Ended December 31, 2012 and 2011

The combined ratio decreased to 95.8% for year ended December 31, 2012 compared to 97.3% in 2011, reflecting generally stable loss ratios and a lower commission and other acquisition expense ratio, which reflects ongoing changes in this segments mix of business and modifications to the Reinsurance Agreement's ceding commission.

Premiums - Net premiums written increased by $171.0 million, or 25.6%, for the year ended December 31, 2012 compared to the same period in 2011. The results for the year ended December 31, 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $216.9 million or 34.8% for the year ended December 31, 2012 compared to 2011.

During 2012, business written under the Reinsurance Agreement increased by $139.3 million or 24.3% compared to 2011 and this increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in workers' compensation. Business written under the European Hospital Liability Quota Share increased by $31.8 million or 33.4% in 2012 compared to 2011, reflecting the first full year of writings from that contract.

The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2012 and 2011.

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$364.1	43.3%	$237.6	35.5%	$126.5	53.3%
Specialty Program	95.9	11.4%	93.7	14.0%	2.2	2.3%
Specialty Risk and Extended Warranty	380.3	45.3%	338.0	50.5%	42.3	12.5%
Total AmTrust Quota Share Reinsurance	$840.3	100.0%	$669.3	100.0%	$171.0	25.6%

Net premiums earned increased by $169.6 million, or 30.4% for the year ended December 31, 2012, compared to the same period in 2011. The increase reflects the ongoing growth of business written under the Reinsurance Agreement and the European Hospital Liability Quota Share. The table below details net premiums earned by line of business for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$313.1	43.0%	$215.9	38.7%	$97.2	45.0%
Specialty Program	85.8	11.8%	81.3	14.6%	4.5	5.6%
Specialty Risk and Extended Warranty	328.9	45.2%	261.0	46.7%	67.9	26.0%
Total AmTrust Quota Share Reinsurance	$727.8	100.0%	$558.2	100.0%	$169.6	30.4%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $114.3 million, or 30.1%, for the year ended December 31, 2012 compared to the the year ended December 31, 2011. Net loss and loss adjustment expense ratios were 68.0% and 68.1% for the years ended December 31, 2012 and 2011, respectively. Improved loss ratios in the workers' compensation line of business within Small Commercial were largely offset by higher loss ratios in Specialty Program. The Specialty Risk and Warranty loss ratios were generally stable.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $40.1 million, or 24.9%, for the year ended December 31, 2012 compared to the same period in 2011. Expenses have increased in 2012 as a result of ongoing growth in earned premium under both the Reinsurance Agreement and the European Hospital Liability Quota Share. The commission and other acquisition expense ratio declined to 27.6% for the year ended December 31, 2012 compared to 28.8% in 2011. The change in both the expenses and ratio reflects the modifications to ceding commission made under the Reinsurance Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011. The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $6.3 million for the year ended December 31, 2012, compared to $3.4 million for the year ended December 31, 2011.

General and Administrative Expenses -  General and administrative expenses decreased by $0.4 million, or 14.6%, for the year ended December 31, 2012 compared to the same period in 2011. The general and administrative expense ratio also decreased to 0.2% for the year ended December 31, 2012 compared to 0.4% for the year ended December 31, 2011. The overall expense ratio (including commission and other acquisition expenses) was 27.8% and 29.2% for the years ended December 31, 2012 and 2011, respectively, reflecting the changes in the commission and other acquisition expense ratio.

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

Premiums - Net premiums written increased by $201.3 million, or 43.0%, for the year ended December 31, 2011 compared to 2010. For the year ended December 31, 2011, net premiums written for the European Hospital Liability Quota Share were $95.3 million. Excluding this new coverage, the net premiums written in the segment increased by $106.0 million or 22.6%, primarily due to continuing increases in each line of business. The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2011 and 2010.

For the Year Ended December 31,	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$237.6	35.5%	$197.0	42.1%	$40.6	20.6%
Specialty Program	93.7	14.0%	73.9	15.8%	19.8	26.8%
Specialty Risk and Extended Warranty	338.0	50.5%	197.1	42.1%	140.9	71.5%
Total AmTrust Quota Share Reinsurance	$669.3	100.0%	$468.0	100.0%	$201.3	43.0%

Net premiums earned increased by $113.1 million, or 25.4% for the year ended December 31, 2011, compared to 2010. The increase in net premiums earned was primarily due to the commencement of the European Hospital Liability Quota Share effective April 1, 2011, which accounted for $68.1 million of the overall increase. Excluding this new coverage, the net premiums earned in the segment increased by $45.0 million or 10.1%.

The table below details net premiums earned by line of business for the years ended December 31, 2011 and 2010:

For the Year Ended December 31,	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$215.9	38.7%	$202.7	45.5%	$13.2	6.5%
Specialty Program	81.3	14.6%	71.6	16.1%	9.7	13.5%
Specialty Risk and Extended Warranty	261.0	46.7%	170.8	38.4%	90.2	52.8%
Total AmTrust Quota Share Reinsurance	$558.2	100.0%	$445.1	100.0%	$113.1	25.4%

The increase in earned premium reflects and is consistent with the growth in written premiums described above.

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $99.4 million, or 35.4%, for the year ended December 31, 2011 compared to 2010. Net loss and loss adjustment expense ratios were 68.1% and 63.1% for the years ended December 31, 2011 and 2010, respectively. The increase in the net loss and loss adjustment expense ratios reflects the ongoing shift in the mix of business to Specialty Risk and Extended Warranty under the Reinsurance Agreement and the European Hospital Liability Quota Share, which historically produce higher loss ratios than the other lines of business.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $15.8 million, or 11.0%, for the year ended December 31, 2011 compared to 2010. The commission and other acquisition expense ratio declined to 28.8% for the year ended December 31, 2011 compared to 32.5% in 2010. The change in both the expenses and ratio reflects the modifications to ceding commission made under the Reinsurance Agreement and the lower ceding commission under the European Hospital Liability Quota Share, both effective April 1, 2011. The impact of the lower ceding commission rate reduced the amount of ceding commission paid to AmTrust by $3.4 million for the year ended December 31, 2011. Expenses have also increased in both periods as a result of ongoing growth in earned premium.

General and Administrative Expenses - General and administrative expenses increased by $0.8 million, or 52.2%, for the year ended December 31, 2011 compared to 2010. The general and administrative expense ratio also increased to 0.4% for the year ended December 31, 2011 compared to 0.3% for the year ended December 31, 2010. The overall expense ratio (including commission and other acquisition expenses) was 29.2% and 32.8% for the years ended December 31, 2011 and 2010, respectively, reflecting the changes in the commission and other acquisition expense ratio.

ACAC Quota Share Segment

The following table summarizes the underwriting results and associated ratios for the ACAC Quota Share segment for the years ended December 31, 2012 and 2011 and for the period March 1 to December 31, 2010:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Net premiums written	$295.7	$256.2	$205.7
Net premiums earned	$280.7	$245.8	$123.5
Net loss and loss adjustment expenses	(183.7)	(160.4)	(79.7)
Commission and other acquisition expenses	(88.3)	(78.1)	(39.3)
General and administrative expenses	(0.8)	(1.6)	(0.3)
Underwriting income	$7.9	$5.7	$4.2

Net loss and loss adjustment expense ratio	65.5%	65.3%	64.5%
Commission and other acquisition expense ratio	31.5%	31.7%	31.9%
General and administrative expense ratio	0.2%	0.7%	0.2%
Expense ratio	31.7%	32.4%	32.1%
Combined ratio	97.2%	97.7%	96.6%

Comparison of Years Ended December 31, 2012 and 2011

The combined ratio decreased to 97.2% for the year ended December 31, 2012 compared to 97.7% for the year ended December 31, 2011. In October 2012, ACAC incurred losses from Superstorm Sandy. Our share, net of inuring reinsurance, under the ACAC Quota Share was $2.0 million, which increased the net loss and loss adjustment expense ratio and combined ratio for the year ended December 31, 2012 by 0.7%. Excluding losses from Superstorm Sandy, the combined ratio decreased to 96.5% in 2012 from 97.7% in 2011. The cause of the decrease was a lower expense ratio in 2012, attributable in part to lower ceding commissions in 2012, the result of changes to the reinsurance agreement with ACAC discussed below.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions. For the three months ended December 31, 2012, the effect of this contract amendment reduced ceded commission by $0.4 million.
Premiums - Net premiums written increased by $39.5 million, or 15.4% for the year ended December 31, 2012 compared to the year ended December 31, 2011. The table below details net premiums written by line of business in this segment for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$159.9	54.1%	$147.4	57.5%	$12.5	8.5%
Automobile physical damage	135.8	45.9%	108.8	42.5%	27.0	24.8%
Total ACAC Quota Share	$295.7	100.0%	$256.2	100.0%	$39.5	15.4%

Net premium earned increased by $34.9 million, or 14.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011, as a result of the increase in premium written. The table below details net premiums earned by line of business in this segment for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$155.3	55.3%	$141.2	57.4%	$14.1	10.0%
Automobile physical damage	125.4	44.7%	104.6	42.6%	20.8	19.8%
Total ACAC Quota Share	$280.7	100.0%	$245.8	100.0%	$34.9	14.2%

Loss and Loss Adjustment Expenses - Net losses and loss expenses increased by $23.3 million or 14.5% for the year ended December 31, 2012 compared to December 31, 2011. As noted above, in October 2012, ACAC incurred losses from Superstorm Sandy. Our share, net of inuring reinsurance, under the ACAC Quota Share was $2.0 million, which increased the net loss and loss adjustment expense ratio for the year ended December 31, 2012 by 0.7%. Excluding losses from Superstorm Sandy, net loss and loss adjustment expense ratios decreased to 64.8% for the year ended December 31, 2012 compared to 65.3% for the year ended December 31, 2011.

Commission and Other Acquisition Expenses -  The ACAC Quota Share, as amended, provides that the reinsurers pay a provisional ceding commission equal to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher.

For the years ended December 31, 2012 and 2011, the commission and other acquisition expense ratio of 31.5% and 31.7%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

Comparison of Years Ended December 31, 2011 and 2010

The ACAC segment commenced on March 1, 2010. As a result, comparability between the 2011 and 2010 periods is affected by the fact that 2010 only reflects ten months of results.

The combined ratio increased to 97.7% for the year ended December 31, 2011 compared to 96.6% for the period ended December 31, 2010. The cause of the increase was due to an increase in the overall loss ratio to 65.3% for the year ended December 31, 2011 compared to 64.5% for the period ended December 31, 2010.

Premiums - Net premiums written increased by $50.5 million, or 24.5% for the year ended December 31, 2011 compared to the period ended December 31, 2010. The table below details net premiums written by line of business in this segment for the year ended December 31, 2011 and for the period from March 1 to December 31, 2010:

For the Year Ended December 31,	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$147.4	57.5%	$118.0	57.3%	$29.4	24.9%
Automobile physical damage	108.8	42.5%	87.7	42.7%	21.1	24.0%
Total ACAC Quota Share	$256.2	100.0%	$205.7	100.0%	$50.5	24.5%

Net premium earned increased by $122.3 million, or 99.1% for the year ended December 31, 2011 compared to the period ended December 31, 2010. The table below details net premiums earned by line of business in this segment for the year ended December 31, 2011 and for the period from March 1 to December 31, 2010:

For the Year Ended December 31,	2011		2010		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$141.2	57.4%	$69.5	56.3%	$71.7	103.3%
Automobile physical damage	104.6	42.6%	54.0	43.7%	50.6	93.8%
Total ACAC Quota Share	$245.8	100.0%	$123.5	100.0%	$122.3	99.1%

Commission and Other Acquisition Expenses -  The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher. For the year ended December 31, 2011 and the period from March 1 to December 31, 2010, the commission and other acquisition expense ratio of 31.7% and 31.9%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

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

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the BSCR. At December 31, 2012, the statutory capital and surplus of Maiden Bermuda was $942.8 million. Maiden Bermuda is currently determining its BSCR as of December 31, 2012 and we estimate that Maiden Bermuda will be allowed to pay dividends or distributions not exceeding $217.7 million. During 2012 and 2011, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on risk-based capital a test which is the threshold that constitutes the authorized control level. If Maiden US's or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2012, Maiden US and Maiden Specialty statutory capital and surplus were $267.9 million and $46.2 million, respectively, in excess of its authorized control level. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its debt, preference shares and common shares. During 2012 and 2011, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 is as follows:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Operating activities	$319.1	$181.3	$151.6
Investing activities	(637.5)	13.3	(125.2)
Financing activities	208.8	(99.5)	(37.2)
Effect of exchange rate changes on foreign currency cash	3.1	(3.1)	(0.4)
Total (decrease) increase in cash and cash equivalents	$(106.5)	$92.0	$(11.2)

Cash Flows from Operating Activities

Cash flows from operations for the year ended December 31, 2012 were $319.1 million compared to $181.3 million for the year ended December 31, 2011. The increase in the amount of cash provided by operations in the year ended December 31, 2012 reflects the significant growth in the Company during both 2011 and 2012, along with continuing profitable combined ratios, despite the losses incurred by the Company in Superstorm Sandy. The Company's assets grew by $743.1 million or 21.9% as of December 31, 2012 compared to December 31, 2011, primarily reflecting the operating cash flows described, in addition to the issuance of the 2012 Senior Notes and the Preference Shares. Although the Company's rate of premium growth has slowed in recent calendar quarters, the combination of expected premium growth and stable combined ratios should continue to generate positive cash flow from operations resulting in continued growth in the Company's invested assets.

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

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $637.5 million during the year ended December 31, 2012 compared to $13.3 million provided by investing activities for the ended December 31, 2011. Despite the current interest rate environment which continues to provide historically low fixed income yield levels, the Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Continuation of current market conditions however, may result in the Company accumulating elevated levels of cash and cash equivalents which may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. During the year ended December 31, 2012, the purchases of fixed maturity securities exceeded the proceeds of sales, maturities and calls of such instruments by $619.2 million. Investing cash flows consist primarily of proceeds on the sale or maturity of fixed-maturity investments and payments for fixed-maturity investments acquired.

We generated $13.2 million in net cash from investing activities during the year ended December 31, 2011 compared to using $125.2 million for the year ended December 31, 2010. This change was the result of an increase in restricted cash balances and prepayments from the Company's mortgage-backed securities portfolio.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $208.8 million for the year ended December 31, 2012 compared to $99.5 million and $37.2 million used in the years ended December 31, 2011 and 2010, respectively. The following summarizes the net cash inflow (outflow) from financing activities for the years ended December 31, 2012, 2011 and 2010.

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Cash flows from Financing Activities
Senior notes issuance, net of issuance costs	$96.6	$104.7	$—
Repayment of junior subordinated debt	—	(107.5)	—
Preference shares - Series A issuance, net of issuance costs	145.0	—	—
Dividends paid to Maiden common shareholders	(29.6)	(20.9)	(18.4)
Dividends paid on preference shares	(3.6)	—	—
Other, net	0.4	(75.8)	(18.8)
Net cash provided by (used in) financing activities	$208.8	$(99.5)	$(37.2)

Restrictions, Collateral and Specific Requirements

Maiden Bermuda is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the U.S. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds withheld arrangements where assets are held by the ceding company.

At this time, Maiden Bermuda uses trust accounts primarily to meet collateral requirements — cash and cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of December 31, 2012 certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining liabilities and collateralized arrangements are on the records of Maiden US.

As of December 31, 2012, total cash and cash equivalents and fixed maturity investments used as collateral were $2.2 billion compared to $1.6 billion as of December 31, 2011. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Quota Share Reinsurance agreement.

The following table details additional information on those assets as of December 31, 2012 and 2011:

December 31,	2012			2011
	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$34.0	$722.7	$756.7	$19.4	$624.4	$643.8
Maiden Bermuda	64.5	398.3	462.8	50.8	368.4	419.2
Diversified Reinsurance	98.5	1,121.0	1,219.5	70.2	992.8	1,063.0
Maiden Bermuda	32.4	824.6	857.0	41.7	419.5	461.2
AmTrust Quota Share Reinsurance	32.4	824.6	857.0	41.7	419.5	461.2
Maiden Bermuda	1.4	89.4	90.8	3.0	59.0	62.0
ACAC Quota Share	1.4	89.4	90.8	3.0	59.0	62.0
Total	$132.3	$2,035.0	$2,167.3	$114.9	$1,471.3	$1,586.2
As a % of Consolidated Balance Sheet captions	100.0%	77.7%	78.8%	100.0%	72.8%	74.3%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of December 31, 2012 and December 31, 2011, respectively, to satisfy collateral requirements with AII.

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

IIS Acquisition — Funds Withheld

The substantial majority of the premiums and losses underwritten by GMAC IICL are subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL of $26.2 million. Actual assets in support of the liabilities assumed under the IICL Agreement have been transferred to the Company when the subject individual agreements were novated to Maiden Bermuda.Until such time, under the funds withheld provisions of the IICL Agreement, the Company is fully credited for the investment income earned by the underlying assets which support the letters of credit and trust agreements GMAC IICL has provided to its ceding companies. As of December 31, 2012, one contract had not yet been novated and this is expected to occur in 2013. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.

The pre-existing funds withheld amounts (“IIS Funds Withheld”) and cash transferred to GMAC IICL are included in the Consolidated Balance Sheet as Funds Withheld. During 2011, the substantial majority of underlying reinsurance contracts were novated to Maiden Bermuda per the terms of the IICL Agreement. As of December 31, 2012 and December 31, 2011, the IIS Funds Withheld balance consisted of the following:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$26.4	116.4%	$27.3	112.2%
Cash and cash equivalents	0.1	0.4%	2.4	10.1%
Funds held on underlying business	0.5	2.3%	0.6	2.5%
Insurance balances receivable and other	(4.3)	(19.1)%	(6.0)	(24.8)%
Total IIS Funds Withheld	$22.7	100.0%	$24.3	100.0%

The IIS Funds Withheld constituted 53.1% and 57.2% of the total funds withheld balance on the Company's Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. The fixed maturity portfolio consists primarily of non-U.S. government debt, 100.0% of which is rated AAA as of December 31, 2012 and December 31, 2011. All corporate bonds held as of December 31, 2012 are investment grade securities. The fixed maturities consisted of the following:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.K. government bonds	$20.0	75.7%	$27.3	100.0%
Corporate bonds	6.4	24.3%	—	—%
Total	26.4	100.0%	27.3	100.0%

We do not have any non-U.S. government and government related obligations related to Greece, Ireland, Italy, Portugal or Spain as of December 31, 2012 and December 31, 2011. See the discussion in Counterparty Credit Risk in Item 7A of Part II of this Form 10-K related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are designated AFS with an orientation to generating current income. As of December 31, 2012, the weighted average duration of our fixed maturity investment portfolio was 3.5 years and there were approximately $143.5 million of net unrealized gains in the portfolio, compared to a duration of 2.8 years and net unrealized gains of $63.6 million in the portfolio as of December 31, 2011. The duration on the Company’s portfolio as of December 31, 2012 was higher as a result of an increased allocation to purchases of longer-duration corporate bonds during 2012, which were partially offset by continuing faster prepayments on its U.S. government agency bonds - mortgage-backed.

The Company's AFS fixed maturity investments increased by $598.0 million or 29.6% for the year ended December 31, 2012 compared to December 31, 2011, which was the result of: (1) the Company's continued strong premium growth; (2) continuing profitable combined ratios which have generated significant positive cash flow from operations; and (3) the issuance of the 2012 Senior Notes and the Preference Shares. The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value including the average yield and duration at December 31, 2012 and December 31, 2011:

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale securities	($ in Millions)
U.S. treasury bonds	$42.7	$1.2	$—	$43.9	1.9%	1.2 years
U.S. agency bonds – mortgage-backed	962.6	31.0	(1.4)	992.2	2.6%	2.5 years
U.S. agency bonds – other	11.7	1.4	—	13.1	4.4%	4.8 years
Non-U.S. government bonds	55.2	2.2	—	57.4	1.8%	2.9 years
Other mortgage-backed securities	23.1	0.9	—	24.0	2.8%	3.8 years
Corporate bonds	1,247.3	113.5	(6.5)	1,354.3	4.6%	4.8 years
Municipal bonds	132.6	1.2	—	133.8	0.8%	0.7 years
Total available-for-sale fixed maturities	2,475.2	151.4	(7.9)	2,618.7	3.5%	3.5 years
Other investments	2.6	0.4	(0.1)	2.9
Total investments	$2,477.8	$151.8	$(8.0)	$2,621.6

December 31, 2011	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale securities	($ in Millions)
U.S. treasury bonds	$44.2	$1.8	$—	$46.0	1.8%	2.1 years
U.S. agency bonds – mortgage-backed	928.9	43.3	(0.1)	972.1	3.4%	2.7 years
U.S. agency bonds – other	10.4	0.6	—	11.0	2.6%	1.6 years
Non-U.S. government bonds	52.5	0.1	(0.3)	52.3	1.1%	2.7 years
Other mortgage-backed securities	9.9	—	—	9.9	2.7%	1.6 years
Corporate bonds	742.9	47.7	(30.2)	760.4	4.8%	3.5 years
Municipal bonds	168.3	0.7	—	169.0	0.7%	0.5 years
Total available-for-sale fixed maturities	1,957.1	94.2	(30.6)	2,020.7	3.6%	2.8 years
Other investments	2.0	0.3	(0.1)	2.2
Total investments	$1,959.1	$94.5	$(30.7)	$2,022.9

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

During the years ended December 31, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2012, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2012.

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

For the years ended December 31, 2012, 2011 and 2010, the Company recorded realized (losses) gains from these trading activities of $(1.6) million, $0.8 million and $(1.5) million, respectively. As of December 31, 2012, the Company had no open positions, long or short, that would be classified as trading activities.

The following table presents information regarding our available-for-sale securities and other investments that were in an unrealized loss position at December 31, 2012 and December 31, 2011, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale securities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$158.6	$(1.4)	$—	$—	$158.6	$(1.4)
Corporate bonds	94.7	(1.1)	141.9	(5.4)	236.6	(6.5)
	253.3	(2.5)	141.9	(5.4)	395.2	(7.9)
Other investments	—	—	2.0	(0.1)	2.0	(0.1)
Total temporarily impaired AFS securities and other investments	$253.3	$(2.5)	$143.9	$(5.5)	$397.2	$(8.0)

As of December 31, 2012, there were approximately 32 securities in an unrealized loss position with a fair value of $397.2 million and unrealized losses of $8.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $143.9 million and unrealized losses of $5.5 million.

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

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of December 31, 2012 and 2011:

December 31,	2012		2011
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$58.7	2.2%	$54.3	2.7%
Due after one year through five years	387.9	14.8%	299.9	14.8%
Due after five years through ten years	981.5	37.5%	502.9	24.9%
Due after ten years	174.4	6.7%	181.6	9.0%
	1,602.5	61.2%	1,038.7	51.4%
U.S. agency bonds – mortgage-backed	992.2	37.9%	972.1	48.1%
Commercial mortgage-backed securities	24.0	0.9%	9.9	0.5%
Total AFS securities	$2,618.7	100.0%	$2,020.7	100.0%

As of December 31, 2012 and 2011, 98.6% and 99.1%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$42.7	$43.9	1.7%
U.S. agency bonds	974.3	1,005.3	38.4%
AAA	171.1	184.0	7.0%
AA+, AA, AA-	186.5	196.7	7.5%
A+, A, A-	477.2	515.4	19.7%
BBB+, BBB, BBB-	587.9	637.1	24.3%
BB+ or lower	35.5	36.3	1.4%
Total AFS securities	$2,475.2	$2,618.7	100.0%

December 31, 2011	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$44.2	$46.0	2.3%
U.S. agency bonds	939.3	983.1	48.6%
AAA	160.3	161.9	8.0%
AA+, AA, AA-	151.0	153.3	7.6%
A+, A, A-	327.8	328.4	16.3%
BBB+, BBB, BBB-	316.1	330.2	16.3%
BB+ or lower	18.4	17.8	0.9%
Total AFS securities	$1,957.1	$2,020.7	100.0%

Substantially all the Company’s U.S. government agency securities holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. government agency bonds portfolio as of December 31, 2012 and 2011 are as follows:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$100.8	10.0%	$185.3	18.8%
FNMA – fixed rate	573.0	57.0%	487.3	49.6%
FNMA – variable rate	46.9	4.7%	77.8	7.9%
FHLMC – fixed rate	257.7	25.6%	221.7	22.6%
FHLMC – variable rate	13.8	1.4%	—	—%
Total RMBS	992.2	98.7%	972.1	98.9%
Total agency mortgage-backed securities	992.2	98.7%	972.1	98.9%
Non-MBS fixed rate agency securities	13.1	1.3%	11.0	1.1%
Total U.S. agency bonds	$1,005.3	100.0%	$983.1	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. government agency bonds – mortgage-backed portfolio for the years ended December 31, 2012 and 2011:

December 31,	2012	2011
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$972.1	$969.5
Purchases	481.9	264.8
Sales and paydowns	(438.8)	(283.5)
Net realized gains (losses) on sales – included in net income	(1.3)	4.2
Change in net unrealized (gains) losses – included in other comprehensive income	(11.3)	22.4
Amortization of bond premium and discount	(10.4)	(5.3)
Ending balance	$992.2	$972.1

The Company continued to experience elevated levels of paydowns of its U.S. government agency mortgage-backed bond portfolio for the year ended December 31, 2012, compared to the December 31, 2011. The increased paydowns reflect the ongoing decline in interest rates in the U.S. and globally in recent years, resulting in higher refinancing activity in the U.S. mortgage markets. This market environment was reinforced during the 2012 when the U.S. Federal Reserve enacted new policy measures designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market. These measures may, combined with an already low interest rate environment, have the effect of increasing the level of paydowns on certain mortgage-backed securities in the Company's portfolio, consequently increasing the amount of amortization of bond premium we have incurred. These increased paydowns have in turn increased the amount of premium amortization recognized by the Company for those periods, reducing the amount of net investment income reported by the Company as a result.

Our U.S. government agency mortgage-backed bond portfolio is 37.9% of our fixed maturity investments as of December 31, 2012. Given the relative size of this portfolio to our total investments, if these faster prepayment patterns continue over an extended period of time, this could potentially have the effect of limiting the growth in our investment income, or in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

During 2012, the Company increased its holdings in investment-grade corporate bonds to: (1) offset accelerating prepayment patterns in its agency MBS portfolio which had reduced both portfolio duration and yield; (2) take advantage of higher yielding securities while maintaining asset quality; and (3) provide greater balance to its fixed maturity holdings. Security holdings by sector and financial strength rating by S&P in this asset class as of December 31, 2012 and 2011 are as follows:

	Ratings*
December 31, 2012	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.1%	5.2%	31.1%	13.7%	0.1%	$775.1	57.2%
Industrials	—%	1.2%	4.8%	30.8%	1.7%	520.9	38.5%
Utilities/Other	—%	—%	0.9%	2.5%	0.9%	58.3	4.3%
Total Corporate bonds	7.1%	6.4%	36.8%	47.0%	2.7%	$1,354.3	100.0%

	Ratings*
December 31, 2011	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.5%	2.6%	36.8%	22.1%	0.8%	$531.1	69.8%
Industrials	—%	3.1%	4.3%	19.0%	—%	199.9	26.4%
Utilities/Other	—%	—%	—%	2.3%	1.5%	29.4	3.8%
Total Corporate bonds	7.5%	5.7%	41.1%	43.4%	2.3%	$760.4	100.0%
*Ratings as assigned by S&P

As noted, during the year ended December 31, 2012, the Company increased its allocation to investment grade corporate bonds, in particular sectors other than the Financial Institutions sector. These purchases have marginally increased the duration of the Company's AFS fixed maturity portfolio as of December 31, 2012. The Company has also increased its allocation to corporate bonds with credit ratings of BBB, in order to take advantage of more attractive yield opportunities in those bonds, while staying within its established investment guidelines.

The Company’s 10 largest corporate holdings, all of which are in the Financial Institutions sector, as of December 31, 2012 as carried at fair value and as a percentage of all fixed income securities are as follows:

December 31, 2012	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$38.0	1.5%	A-
Citigroup FLT, Due 6/9/2016 (1)	25.5	1.0%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	25.1	1.0%	AAA
BNP Paribas, Due 1/15/2021	22.5	0.9%	A+
Rabobank Nederland UTREC, 3.875% Due 2/8/2022	21.5	0.8%	AA-
Barclays Bank PLC NY FLT, Due 2/24/2020 (1)	20.0	0.8%	A+
SLM Corp FLT, Due 1/27/2014 (1)	19.8	0.8%	BBB-
Bear Stearns FLT, 11/21/2016 (1)	19.7	0.8%	A
JPMorgan Chase & Co FLT, Due 6/13/2016 (1)	19.4	0.7%	A
HSBC Financial FLT, Due 6/1/2016 (1)	19.4	0.7%	A
Total	$230.9	9.0%
* Ratings as assigned by S&P
(1)Securities with the notation FLT are floating rate securities.

As of December 31, 2012 and 2011, 17.5% and 33.0% of its corporate securities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and to quickly take advantage of any unanticipated increases in interest rates which may occur.

Given the Company’s status as a Bermuda domicile with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, as of December 31, 2012 and 2011, municipal securities only composed 5.1% and 8.4% of the Company’s fixed maturity portfolio, respectively.

As of December 31, 2012 and 2011, we own the following securities not denominated in U.S. dollars:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$156.5	73.1%	$65.7	55.7%
Non-U.S. government bonds	57.4	26.9%	52.3	44.3%
Total non-U.S. dollar AFS securities	$213.9	100.0%	$118.0	100.0%

The increase in these assets held during 2012 is primarily the result of funds relating to the European Hospital Liability Quota Share, which incepted on April 1, 2011 and under which the Company provides collateral which is denominated in Euro. These securities were invested in the following currencies:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$191.7	89.6%	$107.2	90.8%
Swedish Krona	10.9	5.1%	9.9	8.4%
Australian Dollar	7.7	3.6%	—	—%
British Pound	2.9	1.4%	0.9	0.8%
All other	0.7	0.3%	—	—%
Total non-U.S. dollar AFS securities	$213.9	100.0%	$118.0	100.0%

We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain as of December 31, 2012 and 2011. As of December 31, 2012 and 2011, 90.1% and 90.4% of the Company's non-sovereign government issuers were rated AA or higher by S&P. The four largest non-U.S. government issuers held by the Company as of December 31, 2012 and 2011 are:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$24.8	43.1%	$28.6	54.6%
European Investment Bank	12.5	21.7%	—	—%
Sweden	6.1	10.7%	8.8	16.8%
Netherlands	5.9	10.3%	6.4	12.2%
All other	8.1	14.2%	8.5	16.4%
Total non-U.S. government bonds	$57.4	100.0%	$52.3	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

December 31,	2012		2011
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$61.8	39.5%	$22.7	34.5%
AA+, AA, AA-	7.9	5.0%	13.1	20.0%
A+, A, A-	52.3	33.4%	7.8	11.9%
BBB+, BBB, BBB-	33.1	21.1%	22.1	33.6%
BB+ or lower	1.4	1.0%	—	—%
Total non-U.S. dollar denominated corporate bonds	$156.5	100.0%	$65.7	100.0%

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Reserve for Loss and Loss Adjustment Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2012.

As of December 31, 2012 and 2011, the Company recorded gross reserves for unpaid loss and loss adjustment expenses of $1.7 billion and $1.4 billion, respectively, and net reserves for unpaid loss and loss adjustment expenses of $1.6 billion and $1.4 billion, respectively.

The following table provides a reconciliation of the net reserves for unpaid loss and loss adjustment expenses for the years ended December 31, 2012, 2011 and 2010:

For the Year Ended December 31,	2012	2011	2010
	($ in Millions)
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,398.4	$1,226.8	$1,002.7
Less: reinsurance recoverable at beginning of period	20.3	6.7	8.4
Net loss and loss adjustment expense reserves at beginning of period	1,378.1	1,220.1	994.3
Net incurred losses related to:
Current year	1,239.0	1,028.9	788.0
Prior years	23.3	14.2	(32.9)
	1,262.3	1,043.1	755.1
Net paid losses related to:
Current year	(485.0)	(456.1)	(365.3)
Prior years	(530.3)	(423.9)	(266.0)
	(1,015.3)	(880.0)	(631.3)
Acquired loss and loss expense reserve	—	0.4	102.0
Effect of foreign exchange movement	4.3	(5.5)	—
Net loss and loss adjustment expense reserves at end of period	1,629.4	1,378.1	1,220.1
Reinsurance recoverable at end of period	110.9	20.3	6.7
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,740.3	$1,398.4	$1,226.8

See Business — Reserve for Loss and Loss Adjustment Expenses in Item 1 of Part I of this Report, Critical Accounting Policies and Estimates —  Reserve for Loss and Loss Adjustment Expenses and Results of Operations above for a discussion of loss and loss adjustment expenses and prior years’ reserve developments.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best, which rating is the fourth highest of sixteen rating levels and BBB+ (Good) with a stable outlook by S&P, which is the eighth highest of twenty-two rating levels. Our 2011 Senior Notes and 2012 Senior Notes are both rated BBB- by S&P and the Preference Shares are rated BB by S&P.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of December 31, 2012 and 2011:

December 31,	2012	2011
	($ in Millions)
Reinsurance balances receivable, net	$522.6	$423.4
Prepaid reinsurance premiums	38.7	35.4
Reinsurance Recoverable on unpaid losses	110.9	20.3
Deferred commission and other acquisition expenses	270.7	248.4
Reserve for loss and loss adjustment expenses	(1,740.3)	(1,398.4)
Unearned premiums	(936.5)	(832.0)

In general, the increases in these balances reflect the continued growth of the Company, in particular in 2012 in both the AmTrust Quota Share Reinsurance segment and the ACAC Quota Share segment, including a full year of business under the European Hospital Liability Agreement. At December 31, 2012, the reinsurance recoverable increased by $90.6 million compared to 2011, of which $79.7 million or 71.9% relates to reinsurance claims from Superstorm Sandy.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources at December 31, 2012 and 2011 were as follows:

December 31,	2012	2011
	($ in Millions)
Senior notes	$207.5	$107.5
Junior subordinated debt	126.3	126.3
Maiden shareholders’ equity	1,015.2	768.6
Total capital resources	$1,349.0	$1,002.4
Ratio of debt to total capital resources	24.7%	23.3%

As of December 31, 2012, our shareholders’ equity was $1,015.2 million, a 32.1% increase compared to $768.6 million as of December 31, 2011. In addition to the issuance of the 2012 Senior Notes and the Preference Shares described previously, the remainder of the increase was due primarily to net income for the year ended December 31,

2012 of $46.5 million and the increase in unrealized gains on investments of $79.9 million offset by common dividends declared of $23.9 million, and an unfavorable foreign currency translation adjustment of $2.9 million.

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

Also on that date, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preference Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. On December 24, 2012, Maiden Holdings adopted a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to facilitate the repurchase of its common shares in accordance with Maiden's existing share repurchase authorization. For the period August 22, 2012 through December 31, 2012, the Company did not repurchase any of its common shares.

Senior Note Offerings

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

The net proceeds from the 2011 Senior Note Offering were approximately $104.7 million, after deducting the underwriting discount and offering expenses. With the underwriters’ exercise part of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011. Pursuant to the terms of the TRUPS Offering, in the year ended December 31, 2011, the Company incurred a non-recurring call premium charge of approximately $15.1 million. The Company also incurred an additional non-recurring non-cash charge of $20.3 million, which represents the accelerated amortization of original issue discount and issuance costs associated with equity issued along with the TRUPS Offering. These charges have decreased the shareholders’ equity as of December 31, 2011 by $35.4 million. Our shareholders’ equity is expected to increase in the future from interest expense savings that will result from the 2011 Senior Note Offering.

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

Junior Subordinated Debt

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

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At December 31, 2012 and 2011, the unamortized amount carried as a reduction of the Company’s liability for the junior subordinated debt was $26.2 million in both periods. If the Company were to repay the Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If we were to fully pay off the remaining securities prior to January 20, 2014, we would incur $21.4 million in additional expenses along with (as noted above) incurring additional amortization charges to write off the remaining unamortized amounts which are presently $26.2 million. Thus our results of operations and book value would be reduced commensurately.

Although the Company has sufficient liquidity at this time to pay off the remaining securities associated with the TRUPS Offering, given the proximity to the expiration of that date, it is unlikely that we would pay off these securities prior to January 20, 2014 unless were able to achieve savings in excess of the remaining interest we are required to pay until that time, including any prepayment premium. At such time that we do pay off the remaining securities associated with the TRUPS Offering, we will incur a charge for the remaining unamortized amounts

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s aggregate contractual obligations as of December 31, 2012 are summarized as follows:

	Payment Due by Period
December 31, 2012	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$5.6	$2.0	$2.6	$1.0	$—
Junior subordinated debt and interest	713.0	21.4	42.7	42.7	606.2
Senior notes and interest	694.3	16.9	33.7	33.7	610.0
Reserve for loss and loss adjustment expenses	1,740.3	548.9	571.8	268.7	350.9
Other investments - unfunded commitments	3.1	1.0	2.1	—	—
Total	$3,156.3	$590.2	$652.9	$346.1	$1,567.1

The amounts included for reserve for loss and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2012. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses". Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates could materially adversely affect our financial condition and results of operations. At December 31, 2012, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains amounted to $1.6 million during the year ended December 31, 2012 compared to $0.3 million during the year ended December 31, 2011 and losses of $0.5 million during the year ended December 31, 2010.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2012, we had fixed maturity securities with a fair value of $2.6 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2012 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of December 31, 2012:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,418.2	$(200.5)	(19.7)%
100 basis point increase	2,514.3	(104.4)	(10.3)%
No change	2,618.7	—	—%
100 basis point decrease	2,727.1	108.4	10.7%
200 basis point decrease	2,845.2	226.5	22.3%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2011.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of December 31 for each of the years presented:

For the Year Ended December 31,	2012	2011
Ratings*
AA+ or better	48.0%	60.1%
AA, AA-, A+, A, A-	26.3%	22.7%
BBB+, BBB, BBB-	24.3%	16.3%
BB+ or lower	1.4%	0.9%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At December 31, 2012, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AA+ (see Investments in Item 7 of Part II of this Annual Report on Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.5% and 9.0% of the Company’s total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account have been transferred to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company. As of December 31, 2012, one contract had not yet been novated and this is expected to occur in 2013. At December 31, 2012, the IIS Funds Withheld account due from GMAC IICL was $22.7 million, including $26.4 million in a segregated investment portfolio which represents collateral pledged as required by the underlying reinsurance contracts offset by other net liabilities of $4.3 million. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 34.1% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2012.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2012 were $522.6 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2012.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $110.9 million at December 31, 2012. This balance is elevated as a result of $79.7 million in estimated reinsurance recoverable on unpaid losses from reinsurers as a result of Superstorm Sandy, almost exclusively on business written by Maiden Specialty. As at December 31, 2012, 88.4% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A, or better, 11.3% due from reinsurers with credit ratings of A- and the remaining 0.3% of the reinsurance recoverable was primarily due from state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Consolidated Financial Statements.

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2012, 9.4% of our net premiums written and 9.6% of our reserve for loss and loss adjustment expenses were transacted in the Euro.

Countries that participate in the Euro have experienced significant economic uncertainty in recent years, which continues through the present time. These circumstances are the cumulative result of the effect of excessive sovereign debt, deficits by numerous participating countries in the Euro, uncertainty regarding the monetary policies of the EU and their underlying funding mechanisms and poor economic growth and prospects for the EU as a whole.

While economic policy measures and commitments did stabilize the currency's volatility in the second half of 2012, the EU's fiscal outlook remains negative, and permanent solutions to resolve these issues by participating countries and other institutions to reduce debt levels of EU members and improve its economic outlook have not been resolved.

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

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2012, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10%

or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $15.9 million and $31.8 million, respectively.

Item 8. Financial Statements and Supplementary Data.

See our Consolidated Financial Statements and notes thereto and required financial statement schedules commencing on pages F-1 through F-53 and S-1 through S-7 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2012, our Company’s disclosure controls and procedures were effective.

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

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2012 based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.

We have audited Maiden Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for years ended December 31, 2012, 2011 and 2010, and our report dated March 8, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 8, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 7, 2013 (the “Proxy Statement”) captioned “Election of Directors", “Executive Officers", “Audit Committee", “Section 16(a) Beneficial Ownership Reporting Compliance" and “Nominating and Corporate Governance Committee".

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Compensation Discussion and Analysis", “Director Compensation for 2012", “Compensation Committee Interlocks and Insider Participation” and "Compensation Committee Report".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Security Ownership of Certain Beneficial Owners", “Equity Compensation Plan Information" and “Security Ownership of Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Certain Relationships and Related Transactions", “Audit Committee", “Board Independence", “Compensation Committee" and “Nominating and Corporate Governance Committee”.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 8, 2013.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	March 8, 2013
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ John M. Marshaleck	Chief Financial Officer	March 8, 2013
John M. Marshaleck	(Principal Financial and Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 8, 2013
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 8, 2013
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 8, 2013
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 8, 2013
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 8, 2013
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Amended and Restated Declaration of Trust by and among Wilmington Trust Company, as Institutional Trustee and as Delaware Trustee, Maiden Holdings North America, Ltd., as Sponsor, and the Administrators (as named therein), dated as of January 20, 2009	(3)
4.4	Indenture by and between Maiden Holdings North America, Ltd. and Wilmington Trust Company, as Trustee, relating to Fixed Rate Subordinated Deferrable Interest Debentures Due 2039 (including the form of debenture), dated January 20, 2009	(3)
4.5	Guarantee Agreement by and between Maiden Holdings, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.6	Guarantee Agreement by and between Maiden Holdings North America, Ltd., as Guarantor, and Wilmington Trust Company, as Trustee, dated as of January 20, 2009	(3)
4.7*	Form of Purchase Agreement by and among Maiden Holdings, Ltd., Maiden Capital Financing Trust, Maiden Holdings North America, Ltd. and various institutional investors, dated as of January 14, 2009	(3)
4.8	First Amendment to Amended and Restated Declaration of Trust, dated as of July 14, 2011, by and among Maiden Holdings North America, Ltd., Arturo M. Raschbaum, John M. Marshaleck and Karen L. Schmitt, as all of the Administrators, and Wilmington Trust Company, as Institutional Trustee and Delaware Trustee	(4)
4.9	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(5)
4.10	First Supplemental Indenture, dated as of June 24, 2011, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.11	Form of 8.25% Notes due 2041 (included in Exhibit 4.10)	(6)
4.12	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(7)
4.13	Form of 8.000% Notes due 2042 (included in Exhibit 4.12)	(7)
4.14	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(8)
4.15	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.14)	(8)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(4)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(4)
10.5*	Form of Employment Agreement by and between Maiden and Arturo Raschbaum, John Marshaleck, Patrick J. Haveron, Karen Schmitt and Lawrence F. Metz, dated as of November 1, 2011	(9)
10.6*	Employment Agreement by and between Maiden Holdings, Ltd. and Ronald M. Judd, dated as of December 1, 2010	(10)

10.7*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.8*	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.9	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(11)
10.10	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(12)
10.11	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(12)
10.12	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.13	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(10)
10.14	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(10
10.15	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(10)
10.16	Fourth Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(10
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(12)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(13)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(4)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	†
10.22	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(4)
10.23	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(4)
10.24	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(14)
10.25	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(15)
10.26	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(10)

10.27
Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012
		†
10.28	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(12)
10.29	Warrant Exchange Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(16)
10.30	Warrant Exchange Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(16)
10.31*	Warrant Exchange Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010	(16)
10.32	Lockup Agreement by and between Michael Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(16)
10.33	Lockup Agreement by and between George Karfunkel and Maiden Holdings, Ltd. as of September 20, 2010	(16)
10.34	Lockup Agreement by and between Barry Zyskind and Maiden Holdings, Ltd. as of September 20, 2010	(16)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

(1)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on Form S-8 filed with the SEC on May 18, 2010 (File No. 333-166934).

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

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).

(6)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2011 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on March 27, 2012 (File No. 001-34042).

(8)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).

(9)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on March 13, 2012 (File No. 001-34042).

(10)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 14, 2011 (File No. 001-34042).

(11)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (File No. 001-34042).

(12)	Incorporated by reference to the filing of such exhibit with Amendment No. 2 to the registrant's Registration Statement on S-1 filed with the SEC on March 28, 2008 (No. 333-146137).

(13)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant's Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).

(14) Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042)

(15)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).

(16)
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

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2012, 2011 and 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 8, 2013 expressed an unqualified opinion.

/s/ BDO USA, LLP

New York, New York
March 8, 2013

MAIDEN HOLDINGS, LTD.
  CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(In thousands of U.S. dollars, except share and per share data)

	2012	2011
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2012: $2,475,202; 2011: $1,957,106)	$2,618,697	$2,020,661
Other investments, at fair value (Cost 2012: $2,599; 2011: $1,955)	2,901	2,192
Total investments	2,621,598	2,022,853
Cash and cash equivalents	81,543	188,082
Restricted cash and cash equivalents	132,327	114,895
Accrued investment income	21,007	13,215
Reinsurance balances receivable, net (includes $265,766 and $178,745 from related parties in 2012 and 2011, respectively)	522,614	423,355
Funds withheld	42,712	42,605
Prepaid reinsurance premiums (includes $743 and $7,265 from related parties in 2012 and 2011, respectively)	38,725	35,381
Reinsurance recoverable on unpaid losses (includes $9,387 and $7,207 from related parties in 2012 and 2011, respectively)	110,858	20,289
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $187,387 and $147,743 from related parties in 2012 and 2011, respectively)	270,669	248,436
Goodwill and intangible assets, net	94,393	98,755
Other assets	33,742	19,270
Total assets	$4,138,163	$3,395,111
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $610,810 and $396,198 from related parties in 2012 and 2011, respectively)	$1,740,281	$1,398,438
Unearned premiums (includes $612,903 and $483,935 from related parties in 2012 and 2011, respectively)	936,497	832,047
Accrued expenses and other liabilities	111,957	161,883
Senior notes	207,500	107,500
Junior subordinated debt	126,317	126,263
Total liabilities	3,122,552	2,626,131
Commitments and Contingencies
EQUITY
Preference shares - Series A	150,000	—
Common shares ($0.01 par value; 73,306,283 and 73,183,764 shares issued in 2012 and 2011, respectively; 72,343,947 and 72,221,428 shares outstanding in 2012 and 2011, respectively)	733	732
Additional paid-in capital	575,869	579,004
Accumulated other comprehensive income	141,130	64,059
Retained earnings	151,308	128,648
Treasury shares, at cost (2012 and 2011: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	1,015,239	768,642
Noncontrolling interest in subsidiaries	372	338
Total equity	1,015,611	768,980
Total liabilities and equity	$4,138,163	$3,395,111
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2012	2011	2010
Revenues:
Gross premiums written	$2,000,992	$1,812,597	$1,298,055
Net premiums written	$1,901,285	$1,723,521	$1,227,831
Change in unearned premiums	(97,505)	(171,093)	(58,041)
Net premiums earned	1,803,780	1,552,428	1,169,790
Other insurance revenue	12,890	12,640	—
Net investment income	81,188	74,891	71,651
Net realized and unrealized gains on investments	1,907	481	6,604
Total revenues	1,899,765	1,640,440	1,248,045
Expenses:
Net loss and loss adjustment expenses	1,262,348	1,043,054	755,122
Commission and other acquisition expenses	492,031	438,812	336,697
General and administrative expenses	53,804	53,892	42,180
Interest and amortization expenses	36,384	34,155	36,466
Accelerated amortization of junior subordinated debt discount and issuance cost	—	20,313	—
Junior subordinated debt repurchase expense	—	15,050	—
Amortization of intangible assets	4,362	5,033	5,808
Foreign exchange (gains) losses	(1,638)	(323)	580
Total expenses	1,847,291	1,609,986	1,176,853
Income before income taxes	52,474	30,454	71,192
Income taxes:
Current tax expense	1,020	632	160
Deferred tax expense	1,193	1,295	1,170
Income tax expense	2,213	1,927	1,330
Net income	50,261	28,527	69,862
Add: (income) loss attributable to noncontrolling interest	(107)	(3)	4
Net income attributable to Maiden shareholders	50,154	28,524	69,866
Dividends on preference shares	(3,644)	—	—
Net income attributable to Maiden common shareholders	$46,510	$28,524	$69,866
Basic earnings per share attributable to Maiden common shareholders	$0.64	$0.40	$0.99
Diluted earnings per share attributable to Maiden common shareholders	$0.64	$0.39	$0.98
Dividends declared per common share	$0.33	$0.30	$0.27
Weighted average number of basic common shares outstanding	72,263,022	72,155,503	70,799,966
Weighted average number of diluted common shares outstanding	73,105,531	72,903,688	71,372,688

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2012	2011	2010
Comprehensive income:
Net income	$50,261	$28,527	$69,862
Other comprehensive income
Unrealized holdings net gains arising during the period	82,915	12,189	30,154
Adjustment for reclassification of net realized gains recognized in net income	(2,987)	(3,206)	(8,147)
Foreign currency translation adjustment	(2,852)	733	(420)
Other comprehensive income	77,076	9,716	21,587
Comprehensive income	127,337	38,243	91,449
Net (income) loss attributable to noncontrolling interest	(107)	(3)	4
Other comprehensive (income) loss attributable to noncontrolling interest	(5)	9	—
Comprehensive (income) loss attributable to noncontrolling interest	(112)	6	4
Comprehensive income attributable to Maiden shareholders	$127,225	$38,249	$91,453

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U. S. dollars)

For the Year Ended December 31,	2012	2011	2010
Preference shares - Series A
Beginning balance	$—	$—	$—
Issuance of preference shares	150,000	—	—
Ending balance	150,000	—	—
Common shares
Beginning balance	732	731	713
Exercise of options and issuance of shares	1	1	—
Exchange of warrants	—	—	18
Ending balance	733	732	731
Additional paid-in capital
Beginning balance	579,004	577,135	576,086
Exercise of options and issuance of common shares	477	421	52
Exchange of Warrants	—	—	(18)
Issuance costs of preference shares	(4,959)	—	—
Partial disposal of interest in subsidiary	—	141	—
Share based compensation expense	1,347	1,307	1,015
Ending balance	575,869	579,004	577,135
Accumulated other comprehensive income
Beginning balance	64,059	54,334	32,747
Change in net unrealized gains on investments	79,928	8,983	22,007
Foreign currency translation adjustment	(2,857)	742	(420)
Ending balance	141,130	64,059	54,334
Retained earnings
Beginning balance	128,648	121,775	70,781
Net income attributable to Maiden shareholders	50,154	28,524	69,866
Dividends on preference shares	(3,644)	—	—
Dividends on common shares	(23,850)	(21,651)	(18,872)
Ending balance	151,308	128,648	121,775
Treasury shares
Beginning balance	(3,801)	(3,801)	(3,801)
Ending balance	(3,801)	(3,801)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	338	275	—
Acquisition of subsidiary	—	—	279
Partial disposal of interest in subsidiary	—	69	—
Dividend paid to noncontrolling interest	(78)	—	—
Net income (loss) attributable to noncontrolling interest	107	3	(4)
Foreign currency translation adjustment	5	(9)	—
Ending balance	372	338	275
Total equity	$1,015,611	$768,980	$750,449
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2012	2011	2010
Cash flows from operating activities:
Net income	$50,261	$28,527	$69,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	6,258	8,599	7,205
Net realized and unrealized gains on investments	(1,907)	(481)	(6,604)
Foreign exchange (gains) losses	(1,638)	(323)	580
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	10,949	22,236	(3,586)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(98,987)	(168,338)	(29,036)
Funds withheld	917	16,074	(152,713)
Prepaid reinsurance premiums	(3,344)	(6,389)	(240)
Reinsurance recoverable on unpaid losses	(90,567)	(13,632)	1,684
Accrued investment income	(7,719)	836	(2,686)
Deferred commission and other acquisition expenses	(22,073)	(45,037)	(30,648)
Other assets	(13,277)	(14,422)	1,583
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	337,348	176,869	220,932
Unearned premiums	103,796	178,436	68,413
Accrued expenses and other liabilities	49,072	(1,685)	6,833
Net cash provided by operating activities	319,089	181,270	151,579
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturity securities – available-for-sale	(1,193,768)	(636,141)	(1,010,142)
Purchases of fixed-maturity securities – trading and short sales	(102,073)	(663,339)	(1,293,386)
Purchases of other investments	(940)	(1,173)	(424)
Sale of investments:
Proceeds from sales of fixed-maturity securities – available-for-sale	142,694	304,499	331,593
Proceeds from sales of fixed-maturity securities – trading and short sales	49,883	720,100	1,291,843
Proceeds from maturities and calls of fixed maturity securities	484,091	310,526	507,326
Proceeds from redemption of other investments	340	4,896	108
(Increase) decrease in restricted cash and cash equivalents	(17,432)	(25,139)	55,657
Acquisition of subsidiaries (net of cash acquired)	—	635	(4,893)
Purchase of capital assets	(341)	(1,538)	(2,875)
Net cash (used in) provided by investing activities	(637,546)	13,326	(125,193)
Cash flows from financing activities:
Repurchase agreements, net	—	(76,225)	(19,176)
Senior notes issuance, net of issuance costs	96,594	104,689	—
Repayment of junior subordinated debt	—	(107,500)	—
Preference shares - Series A issuance, net of issuance costs	145,041	—	—
Contribution of noncontrolling interest	—	—	279
Common share issuance	478	422	52
Dividends paid to Maiden common shareholders	(29,630)	(20,921)	(18,394)
Dividends paid on preference shares	(3,644)	—	—
Net cash provided by (used in) financing activities	208,839	(99,535)	(37,239)
Effect of exchange rate changes on foreign currency cash	3,079	(3,130)	(392)

Net (decrease) increase in cash and cash equivalents	(106,539)	91,931	(11,245)
Cash and cash equivalents, beginning of period	188,082	96,151	107,396
Cash and cash equivalents, end of period	$81,543	$188,082	$96,151
Supplemental information on cash flows:
Interest paid	$36,219	$36,850	$36,400
Taxes paid	55	429	129
Supplemental information about non cash investing and financing activities:
Acquisition of fixed maturities, available-for-sale	—	81,930	17,806
Funds withheld	—	(81,930)	—
Reinsurance balances receivable	—	—	(17,806)
Additional paid-in capital	—	—	18
Common shares issued in exchange of warrants	—	—	(18)
Redemption of other investment	—	—	(4,751)
Purchase of other investment	—	—	4,751

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization

Maiden Holdings, Ltd. (sometimes referred to as “Maiden Holdings” or “Parent Company”) is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. Together with its subsidiaries (collectively referred to as the “Company”, "We" or “Maiden”), Maiden specializes in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsure risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of sixteen rating levels, and BBB+ (Good) with a stable outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels.

We provide reinsurance through our wholly-owned subsidiaries, Maiden Insurance Company Ltd. (“Maiden Bermuda”) and Maiden Reinsurance Company (“Maiden US”) and have operations in Bermuda and the United States, respectively. On a more limited basis, Maiden Specialty Insurance Company (“Maiden Specialty”), a wholly-owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe property and inland marine. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail customers in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly-owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

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

Investments — The Company currently classifies all of its fixed maturity investments as “available-for-sale” and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

 The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, “Financial Services” (“ASC 944”). Other investments comprise investments in limited partnerships which are reported at fair value based on the financial information received from the fund managers and other information available to management. Unrealized gains or losses on other investments are reported as a component of accumulated other comprehensive income.

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If an other-than-temporary impairment (“OTTI”) exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not that we will be required to sell a fixed maturity security before recovery of its amortized cost but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income (“OCI”), as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e. recoverable) impairment.

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

2. Significant Accounting Policies (continued)

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

2. Significant Accounting Policies (continued)

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

Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract acquisition expenses, including assumed commissions and other direct operating expenses that are related to successful contracts are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses and anticipated investment income exceed unearned premium.

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

2. Significant Accounting Policies (continued)

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

Non Controlling Interests — The Company accounts for its noncontrolling interest in accordance with FASB ASC Topic 810 “Consolidations”, and presents such noncontrolling shareholders' interest in the equity section of the Company’s Consolidated Balance Sheets. Net income (loss) attributable to noncontrolling interests is presented separately in the Company’s Consolidated Statements of Income.

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

Foreign Currency Transactions — The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, we translate monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents, reinsurance balances receivable, reserve for loss and loss adjustment expenses and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at prevailing year-end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in accumulated other comprehensive income. The amount of cumulative translation adjustment as of December 31, 2012 was $(2,535) (2011 - $322).

Recently Adopted Accounting Standards Updates

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

2. Significant Accounting Policies (continued)

Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts

In October 2010, the FASB issued ASU 2010-26, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new or renewal insurance contracts. The amended guidance specifies that certain costs incurred in the successful acquisition of new and renewal insurance contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts should be charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and should also be charged to expense as incurred. ASU 2010-26 is effective for fiscal periods beginning on or after December 15, 2011 with prospective or retrospective application permitted. The Company applied the new provisions of ASU 2010-26 prospectively. As a result of adopting ASU 2010-26, commission and other acquisition expenses have increased by $2,033 and net income attributable to Maiden shareholders decreased by the same amount for the year ended December 31, 2012. The impact of the change on basic and diluted earnings per common share is a decrease of $0.03 for the year ended December 31, 2012. The application of the new provisions means that $2,614 of unamortized deferred commission and other acquisition expenses as of January 1, 2012, that had been deferred under prior guidance, would not have been deferrable and would have been recognized as an expense over the original amortization period. If the Company had followed ASU 2010-26 in 2011, commission and other acquisition expenses would have increased by $2,614 for the year ended December 31, 2011.

Intangibles - Goodwill and Other: Testing Goodwill for Impairment

 In September 2011, the FASB issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The FASB provided a sample list of events and circumstances that an entity can consider in performing its qualitative assessment. Under the amended guidance, an entity has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step goodwill impairment test and may resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The annual impairment test is done during the fourth quarter and the adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Technical Corrections and Improvements

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments will make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Transition guidance is provided for amendments the FASB believes could change practice. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public and nonpublic entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Recently Issued Accounting Standards Updates Not Yet Adopted

Qualitative Impairment Test For Indefinite-Lived Intangibles

On July 27, 2012, the FASB issued final guidance adding an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. This ASU 2012-02 is similar to last year's goodwill guidance which allows companies to perform a qualitative assessment to test goodwill for impairment. This guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have any effect on the Company's results of operations, financial position or liquidity.

Balance Sheet Offsetting

In December 2011, the FASB issued ASU 2011-11requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. In January 2013, the FASB issued ASU 2013-01 to address implementation issues about the scope of ASU 2011-11. This new guidance clarifies that the scope, of the offsetting disclosures required, applies to derivatives accounted for in accordance with ASC 815 Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities lending transactions. This guidance will be effective on January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

Comprehensive Income - Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU expands the current disclosure guidance by requiring entities to present separately, for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. In addition, the ASU requires entities to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of other comprehensive income by component of accumulated other comprehensive income. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption of the guidance is permitted and shall be applied prospectively. The adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

3. Segment Information

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The fee-generating business (“IIS Fee Business”) associated with the acquisition of certain companies, businesses and assets comprising the international insurance services business of GMAC Insurance Holdings Ltd. (the “IIS Acquisition”), which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's Consolidated Statements of Income.

The following tables summarize the underwriting results of our operating segments:

For the Year Ended December 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$765,293	$840,346	$295,646	$1,901,285
Net premiums earned	$795,341	$727,781	$280,658	$1,803,780
Other insurance revenue	12,890	—	—	12,890
Net loss and loss adjustment expenses	(583,970)	(494,633)	(183,745)	(1,262,348)
Commission and other acquisition expenses	(203,209)	(200,546)	(88,276)	(492,031)
General and administrative expenses	(40,951)	(1,949)	(737)	(43,637)
Underwriting (loss) income	$(19,899)	$30,653	$7,900	18,654
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains on investments				83,095
Amortization of intangible assets				(4,362)
Foreign exchange gains				1,638
Interest and amortization expenses				(36,384)
Other general and administrative expenses				(10,167)
Income tax expense				(2,213)
Income attributable to noncontrolling interest				(107)
Dividends on preference shares				(3,644)
Net income attributable to Maiden common shareholders				$46,510

Net loss and loss expense ratio*	72.3%	68.0%	65.5%	69.5%
Commission and other acquisition expense ratio**	25.1%	27.6%	31.5%	27.1%
General and administrative expense ratio***	5.1%	0.2%	0.2%	2.9%
Combined ratio****	102.5%	95.8%	97.2%	99.5%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$798,037	$669,283	$256,201	$1,723,521
Net premiums earned	$748,387	$558,197	$245,844	$1,552,428
Other insurance revenue	12,640	—	—	12,640
Net loss and loss adjustment expenses	(502,375)	(380,263)	(160,416)	(1,043,054)
Commission and other acquisition expenses	(200,239)	(160,522)	(78,051)	(438,812)
General and administrative expenses	(36,374)	(2,283)	(1,635)	(40,292)
Underwriting income	$22,039	$15,129	$5,742	42,910
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains on investments				75,372
Amortization of intangible assets				(5,033)
Foreign exchange gains				323
Interest and amortization expenses				(34,155)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(13,600)
Income tax expense				(1,927)
Income attributable to noncontrolling interest				(3)
Net income attributable to Maiden common shareholders				$28,524

Net loss and loss adjustment expense ratio*	66.0%	68.1%	65.3%	66.6%
Commission and other acquisition expense ratio**	26.3%	28.8%	31.7%	28.0%
General and administrative expense ratio***	4.8%	0.4%	0.7%	3.5%
Combined ratio****	97.1%	97.3%	97.7%	98.1%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2010	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$554,049	$468,043	$205,739	$1,227,831
Net premiums earned	$601,254	$445,081	$123,455	$1,169,790
Net loss and loss adjustment expenses	(394,604)	(280,890)	(79,628)	(755,122)
Commission and other acquisition expenses	(152,698)	(144,655)	(39,344)	(336,697)
General and administrative expenses	(26,123)	(1,500)	(243)	(27,866)
Underwriting income	$27,829	$18,036	$4,240	50,105
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains on investments				78,255
Amortization of intangible assets				(5,808)
Foreign exchange losses				(580)
Interest and amortization expenses				(36,466)
Other general and administrative expenses				(14,314)
Income tax expense				(1,330)
Loss attributable to noncontrolling interest				4
Net income attributable to Maiden common shareholders				$69,866

Net loss and loss adjustment expense ratio*	65.6%	63.1%	64.5%	64.6%
Commission and other acquisition expense ratio**	25.4%	32.5%	31.9%	28.8%
General and administrative expense ratio***	4.4%	0.3%	0.2%	3.5%
Combined ratio****	95.4%	95.9%	96.6%	96.9%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following table summarizes the financial position of our operating segments as of December 31, 2012 and 2011:

	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
December 31, 2012
Reinsurance balances receivable, net	$260,161	$170,983	$91,470	$522,614
Funds withheld	42,712	—	—	42,712
Prepaid reinsurance premiums	38,725	—	—	38,725
Reinsurance recoverable on unpaid losses	110,858	—	—	110,858
Deferred commission and other acquisition expenses	83,287	153,530	33,852	270,669
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	94,393	—	—	94,393
Restricted cash and cash equivalents and investments	1,219,454	857,013	90,851	2,167,318
Corporate and other assets	5,864	—	—	722,899
Total Assets	$1,855,454	$1,349,501	$216,173	$4,138,163

December 31, 2011
Reinsurance balances receivable, net	$244,610	$102,003	$76,742	$423,355
Funds withheld	42,605	—	—	42,605
Prepaid reinsurance premiums	35,381	—	—	35,381
Reinsurance recoverable on unpaid losses	20,289	—	—	20,289
Deferred commission and other acquisition expenses	98,712	120,369	29,355	248,436
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	98,755	—	—	98,755
Restricted cash and cash equivalents and investments	1,063,010	461,216	62,017	1,586,243
Corporate and other assets	2,429	—	—	772,072
Total Assets	$1,605,791	$851,563	$168,114	$3,395,111

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following table shows an analysis of the Company’s gross and net premiums written and and net premiums earned by geographic location for the years ended December 31, 2012, 2011 and 2010. In case of business assumed from AmTrust Financial Services, Inc. ("AmTrust"), it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2012	2011	2010
Gross premiums written – North America	$1,575,452	$1,400,114	$1,098,672
Gross premiums written – Other (predominantly Europe)	425,540	412,483	199,383
Net premiums written – North America	1,481,076	1,317,265	1,028,518
Net premiums written – Other (predominantly Europe)	420,209	406,256	199,313
Net premiums earned – North America	1,413,596	1,194,628	1,038,859
Net premiums earned – Other (predominantly Europe)	390,184	357,800	130,931

The following tables set forth financial information relating to net premiums written by major line of business for the years ended December 31, 2012, 2011 and 2010:

For the Year Ended December 31,	2012		2011		2010
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$190,125	10.0%	$207,993	12.1%	$168,919	13.8%
Casualty	433,307	22.8%	441,666	25.6%	311,852	25.4%
Accident and Health	37,244	2.0%	42,604	2.5%	43,658	3.5%
International	104,617	5.5%	105,774	6.1%	29,620	2.4%
Total Diversified Reinsurance	765,293	40.3%	798,037	46.3%	554,049	45.1%
AmTrust Quota Share Reinsurance
Small Commercial Business	364,123	19.2%	237,560	13.8%	197,097	16.0%
Specialty Program	95,902	5.0%	93,701	5.4%	73,881	6.0%
Specialty Risk and Extended Warranty	380,321	20.0%	338,022	19.6%	197,065	16.1%
Total AmTrust Quota Share Reinsurance	840,346	44.2%	669,283	38.8%	468,043	38.1%
ACAC Quota Share
Automobile Liability	159,861	8.4%	147,362	8.6%	117,962	9.6%
Automobile Physical Damage	135,785	7.1%	108,839	6.3%	87,777	7.2%
Total ACAC Quota Share	295,646	15.5%	256,201	14.9%	205,739	16.8%
	$1,901,285	100.0%	$1,723,521	100.0%	$1,227,831	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables set forth financial information relating to net premiums earned by major line of business for the years ended December 31, 2012, 2011 and 2010:

For the Year Ended December 31,	2012		2011		2010
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$211,997	11.7%	$196,947	12.7%	$176,538	15.1%
Casualty	444,775	24.7%	395,533	25.5%	356,389	30.5%
Accident and Health	41,968	2.3%	43,210	2.8%	62,954	5.4%
International	96,601	5.4%	112,697	7.3%	5,373	0.5%
Total Diversified Reinsurance	795,341	44.1%	748,387	48.3%	601,254	51.5%
AmTrust Quota Share Reinsurance
Small Commercial Business	313,110	17.3%	215,941	13.9%	202,716	17.3%
Specialty Program	85,812	4.8%	81,281	5.2%	71,596	6.1%
Specialty Risk and Extended Warranty	328,859	18.2%	260,975	16.8%	170,769	14.6%
Total AmTrust Quota Share Reinsurance	727,781	40.3%	558,197	35.9%	445,081	38.0%
ACAC Quota Share
Automobile Liability	155,266	8.6%	141,173	9.1%	69,444	5.9%
Automobile Physical Damage	125,392	7.0%	104,671	6.7%	54,011	4.6%
Total ACAC Quota Share	280,658	15.6%	245,844	15.8%	123,455	10.5%
	$1,803,780	100.0%	$1,552,428	100.0%	$1,169,790	100.0%

4. Acquisitions

a) IIS Acquisition

On November 30, 2010, the Company completed its IIS Acquisition, including renewal rights on nearly $100 million of predominantly personal auto quota share reinsurance as well as the supporting business development subsidiaries in Europe. The transaction includes the assumption of more than $100 million of loss reserves and net unearned premiums as well as the corresponding assets, and was funded through existing cash. The businesses primarily focus on providing branded auto and auto-related insurance products through its insurer partners to retail customers in the European Union and other global markets.

The IIS Acquisition also includes the acquisition of GMAC Life Försäkrings AB (“GMAC LF”), a life insurance company organized under the laws of Sweden which writes credit life insurance on a primary basis. GMAC LF was renamed Maiden LF.

Under the terms of the acquisition, the Company acquired 100% of the share capital and net assets of GMAC LF, GMAC Australia (Finance) Limited, GMAC VersicherungsService GmbH (subsequently renamed Opel Händler VersicherungsService GmbH ("OVS") following a cooperation agreement being entered into with VDOH Wirtschaftsdienst GmbH (“Opel Dealer Association”) in Germany and the German auto manufacturer Opel in exchange for a 10% interest in OVS) and 60% of the share capital and net assets of GMAC VersicherungsService GmbH Austria. The agreement provided for a base purchase cost of $4,000 adjustable based on the renewal premium written net of commissions over the next three years plus an amount equal to the net assets of the acquired entities.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Acquisitions (continued)

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
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments

a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of December 31, 2012 and 2011, are as follows:

December 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$42,671	$1,260	$—	$43,931
U.S. agency bonds – mortgage-backed	962,649	30,998	(1,473)	992,174
U.S. agency bonds – other	11,682	1,407	—	13,089
Non-U.S. government bonds	55,169	2,264	—	57,433
Other mortgage-backed bonds	23,167	901	—	24,068
Corporate bonds	1,247,260	113,386	(6,492)	1,354,154
Municipal bonds	132,604	1,244	—	133,848
Total available-for-sale fixed maturities	2,475,202	151,460	(7,965)	2,618,697
Other investments	2,599	353	(51)	2,901
Total investments	$2,477,801	$151,813	$(8,016)	$2,621,598

December 31, 2011	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale securities:
U.S. treasury bonds	$44,175	$1,774	$—	$45,949
U.S. agency bonds – mortgage-backed	928,944	43,230	(75)	972,099
U.S. agency bonds – other	10,374	622	—	10,996
Non-U.S. government bonds	52,489	78	(293)	52,274
Other mortgage-backed bonds	9,919	1	—	9,920
Corporate bonds	742,867	47,726	(30,236)	760,357
Municipal bonds	168,338	728	—	169,066
Total available-for-sale fixed maturities	1,957,106	94,159	(30,604)	2,020,661
Other investments	1,955	318	(81)	2,192
Total investments	$1,959,061	$94,477	$(30,685)	$2,022,853

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments (continued)

December 31, 2012	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$57,675	$58,672	2.2%
Due after one year through five years	373,208	387,882	14.8%
Due after five years through ten years	888,694	981,504	37.5%
Due after ten years	169,809	174,397	6.7%
	1,489,386	1,602,455	61.2%
U.S. agency bonds - mortgage-backed	962,649	992,174	37.9%
Other mortgage-backed bonds	23,167	24,068	0.9%
Total	$2,475,202	$2,618,697	100.0%

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$158,591	$(1,473)	$—	$—	$158,591	$(1,473)
Corporate bonds	94,742	(1,098)	141,842	(5,394)	236,584	(6,492)
	253,333	(2,571)	141,842	(5,394)	395,175	(7,965)
Other investments	—	—	2,011	(51)	2,011	(51)
Total temporarily impaired available-for-sale securities and other investments	$253,333	$(2,571)	$143,853	$(5,445)	$397,186	$(8,016)

As of December 31, 2012, there were approximately 32 securities in an unrealized loss position with a fair value of $397,186 and unrealized losses of $8,016. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $143,853 and unrealized losses of $5,445.

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale securities:
U.S. agency bonds – mortgage-backed	$30,447	$(75)	$—	$—	$30,447	$(75)
Non-U.S. government bonds	43,629	(293)	—	—	43,629	(293)
Corporate bonds	227,367	(7,406)	125,089	(22,830)	352,456	(30,236)
	301,443	(7,774)	125,089	(22,830)	426,532	(30,604)
Other investments	1,214	(81)	—	—	1,214	(81)
Total temporarily impaired available-for-sale securities and other investments	$302,657	$(7,855)	$125,089	$(22,830)	$427,746	$(30,685)

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments (continued)

OTTI

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of December 31, 2012, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments.

During the years ended December 31, 2012, 2011 and 2010, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each investment within our fixed maturity portfolio, unrealized losses on fixed maturities at December 31, 2012, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2012.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of December 31, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,671	$43,931	1.7%
U.S. agency bonds	974,331	1,005,263	38.4%
AAA	171,136	183,950	7.0%
AA+, AA, AA-	186,495	196,797	7.5%
A+, A, A-	477,236	515,383	19.7%
BBB+, BBB, BBB-	587,858	637,089	24.3%
BB+ or lower	35,475	36,284	1.4%
Total	$2,475,202	$2,618,697	100.0%

Rating* as of December 31, 2011	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$44,175	$45,949	2.3%
U.S. agency bonds	939,318	983,095	48.6%
AAA	160,319	161,945	8.0%
AA+, AA, AA-	150,961	153,303	7.6%
A+, A, A-	327,794	328,448	16.3%
BBB+, BBB, BBB-	316,150	330,156	16.3%
BB+ or lower	18,389	17,765	0.9%
Total	$1,957,106	$2,020,661	100.0%

*Ratings as assigned by S&P

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments (continued)

b) Other Investments

The table below shows our portfolio of other investments:

December 31,	2012		2011
Investment in limited partnerships	$2,901	100.0%	$2,192	100.0%
Total other investments	$2,901	100.0%	$2,192	100.0%

The Company has an unfunded commitment on its investment in limited partnerships of approximately $3,099 as of December 31, 2012.

c) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2012	2011	2010
Fixed maturities	$79,891	$72,050	$71,607
Cash and cash equivalents	1,439	925	1,680
Funds withheld	1,648	4,235	407
Loan to related party	1,945	1,925	1,996
	84,923	79,135	75,690
Less:
Investment expenses	(3,735)	(3,488)	(2,992)
Interest expense on securities sold under agreements to repurchase	—	(756)	(1,047)
Total	$81,188	$74,891	$71,651

d) Realized and Unrealized Gains (Losses) on Investments

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and include any adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. The following provides an analysis of net realized and unrealized gains on investment:

For the Year Ended December 31, 2012	Gross gains	Gross losses	Net
Available-for-sale securities	$3,468	$(13)	$3,455
Trading securities and short sales	—	(1,592)	(1,592)
Other investments	55	(11)	44
Net realized gains on investments	$3,523	$(1,616)	$1,907

For the Year Ended December 31, 2011	Gross gains	Gross losses	Net
Available-for-sale securities	$5,091	$(1,812)	$3,279
Trading securities and short sales	2,709	(1,902)	807
Other investments	43	(116)	(73)
Net realized gains	7,843	(3,830)	4,013
Unrealized losses on short sales	—	(3,532)	(3,532)
Net realized and unrealized gains on investments	$7,843	$(7,362)	$481

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Investments (continued)

For the Year Ended December 31, 2010	Gross gains	Gross losses	Net
Available-for-sale securities	$10,372	$(1,976)	$8,396
Trading securities and short sales	6,372	(7,915)	(1,543)
Other investments	—	(249)	(249)
Net realized gains on investments	$16,744	$(10,140)	$6,604

Proceeds from sales of fixed maturities classified as available-for-sale were $142,694, $304,499 and $331,593, and for the years ended December 31, 2012, 2011 and 2010, respectively.

Net unrealized gains (losses) were as follows:

December 31,	2012	2011	2010
Available-for-sale securities	$143,495	$63,555	$54,658
Other investments	302	237	96
Total net unrealized gains	143,797	63,792	54,754
Deferred income tax	(132)	(55)	—
Net unrealized gains, net of deferred income tax	$143,665	$63,737	$54,754
Change in net unrealized gains, net of deferred income tax	$79,928	$8,983	$22,007

e) Restricted Cash and Cash Equivalents and Investments

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

December 31,	2012	2011
Restricted cash and cash equivalents – third party agreements	$97,695	$67,627
Restricted cash and cash equivalents – related party agreements	33,882	46,729
Restricted cash and cash equivalents – U.S. state regulatory authorities	750	539
Total restricted cash and cash equivalents	132,327	114,895
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2012 – $1,048,827; 2011 – $950,103)	1,101,971	972,130
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2012 – $851,873; 2011 – $458,105)	919,557	485,468
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2012 – $12,744; 2011 – $12,862)	13,463	13,750
Total restricted investments	2,034,991	1,471,348
Total restricted cash and cash equivalents and investments	$2,167,318	$1,586,243

f) Other

Securities sold but not yet purchased represent obligations of the Company to deliver the specified security at the contracted price and, thereby, create a liability to purchase the security in the market at prevailing prices. The Company's liability for securities to be delivered is measured at their fair value and as of December 31, 2012 was $0 (December 31, 2011 - $55,830). This amount was included in accrued expenses and other liabilities in the Consolidated Balance Sheets. Collateral of an equivalent amount was pledged to the clearing broker.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements

a) Fair Values of Financial Instruments

ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2012.

U.S. Government and U.S. Government agencies —  Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. government securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are included in the Level 2 fair value hierarchy.

Non-U.S. government bonds —  Comprised of bonds issued by non-U.S. governments and their agencies along with supranational organizations. These securities are generally priced by pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government bonds are included in the Level 2 fair value hierarchy.

Other mortgage-backed securities — Other mortgage-backed bonds consist of a commercial mortgage-backed security ("CMBS"). This security is priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

Corporate bonds —  Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

Municipal bonds —  Municipal bonds comprise bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the Consolidated Balance Sheets at cost which approximates their fair value.

Other investments —  The fair values of the investment in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy.

Reinsurance balance receivable —  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party —  The carrying value reported in the accompanying balance sheets for this financial instrument approximates its fair value. The underlying investments of the loan are generally priced by pricing services. As the significant inputs used to price the underlying investments are observable market inputs, the fair value of the loan to related party is included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements (continued)

Senior notes — The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy.

Junior subordinated debt —  The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy.

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

At December 31, 2012 and 2011, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$43,931	$—	$—	$43,931
U.S. agency bonds – mortgage-backed	—	992,174	—	992,174
U.S. agency bonds – other	—	13,089	—	13,089
Non-U.S. government bonds	—	57,433	—	57,433
Other mortgage-backed securities	—	24,068	—	24,068
Corporate bonds	—	1,354,154	—	1,354,154
Municipal bonds	—	133,848	—	133,848
Other investments	—	—	2,901	2,901
Total	$43,931	$2,574,766	$2,901	$2,621,598
As a percentage of total assets	1.1%	62.2%	0.1%	63.4%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements (continued)

December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$45,949	$—	$—	$45,949
U.S. agency bonds – mortgage-backed	—	972,099	—	972,099
U.S. agency bonds – other	—	10,996	—	10,996
Non-U.S. government bonds	—	52,274	—	52,274
Other mortgage-backed securities	—	9,920	—	9,920
Corporate bonds	—	760,357	—	760,357
Municipal bonds	—	169,066	—	169,066
Other investments	—	—	2,192	2,192
Total	$45,949	$1,974,712	$2,192	$2,022,853
As a percentage of total assets	1.4%	58.1%	0.1%	59.6%
Liabilities
Securities sold under agreements to repurchase	$—	$55,830	$—	$55,830
As a percentage of total liabilities	—%	2.1%	—%	2.1%

The Company utilized a pricing service to estimate fair value measurements for approximately 99.7% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as level 2.

Other investments:  The Company has $2,901 or approximately 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Fair Value Measurements (continued)

c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
Other investments:	2012	2011
Balance at beginning of period	$2,192	$5,847
Net realized and unrealized gains – included in net income	44	—
Net realized and unrealized (losses) – included in net income	—	(73)
Change in net unrealized gains – included in other comprehensive income	65	141
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	940	1,173
Sales and redemptions	(340)	(4,896)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$2,901	$2,192
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated Debt as of December 31, 2012 and 2011:

		December 31, 2012		December 31, 2011
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$112,832	$107,500	$104,888
2012 Senior Notes	8.00%	100,000	105,600	—	—
Junior Subordinated Debt	14.00%	126,317	166,919	126,263	173,621

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7. Goodwill and Intangible Assets (continued)

The following tables show the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
December 31, 2010	$58,429	$45,476	$103,905
Adjustment during the year	(117)	—	(117)
Amortization	—	(5,033)	(5,033)
December 31, 2011	58,312	40,443	98,755
Amortization	—	(4,362)	(4,362)
December 31, 2012	$58,312	$36,081	$94,393

December 31, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(23,046)	28,354	15 years double declining
Net balance	$117,439	$(23,046)	$94,393

December 31, 2011	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(18,684)	32,716	15 years double declining
Net balance	$117,439	$(18,684)	$98,755

The goodwill and intangible assets were recognized as a result of the IIS Acquisition (see note 4) and the acquisition of the reinsurance operations of GMAC Insurance (“GMACI”), including its book of assumed reinsurance business, GMAC RE Insurance Services LLC (renamed Maiden Re), GMAC Direct Insurance Company (renamed Maiden US) and Integon Specialty Insurance Company (renamed Maiden Specialty) (referred to as the “GMAC Acquisition”) on October 31, 2008. The goodwill and intangible assets are assigned to Diversified Reinsurance segment and are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2012, 2011 and 2010. However, during 2011 as a result of the adjusted price allocation relating to the IIS Acquisition, the amount of goodwill was reduced to $5,695 (2010 - $5,812). The estimated amortization of intangible assets for the next five years is:

2013	$3,781
2014	3,276
2015	2,840
2016	2,461
2017	2,133

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"), issued $107,500 principal amount of 8.25% Senior Notes (“2011 Senior Notes”) due on June 15, 2041, which are fully and unconditionally guaranteed by the Company. The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date. In order to ensure that issuance of the 2011 Senior Notes resulted in a long term favorable impact to Maiden's shareholders, the Company sought to repurchase a portion of the Trust Preferred Securities, described below, with the proceeds of the 2011 Senior Notes offering. Under the redemption notice provisions of the Trust Preferred Securities, the Company was required to give at least 30 days' notice in advance of the next interest payment (July 15, 2011) prior to redemption, or incur an additional quarter's interest payments. Since the 2011 Senior Notes offering was initiated after the 30 day notice period on June 16, 2011, the Company offered to all holders an option to have a portion of their Trust Preferred Securities repurchased on a pro rata basis from the proceeds of the 2011 Senior Notes offering in exchange for a waiver of such notice provisions and an agreement to accept interest through July 15, 2011. Certain of the Trust Preferred Securities holders accepted the offer by June 16, 2011.  All proceeds of the 2011 Senior Notes offering were used to repurchase the Trust Preferred Securities of the holders who accepted the offer.  The 2011 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2011 Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the 2011 Senior Notes were $104,689, after placement agent fees and expense or debt issuance cost of $2,811, and were used to repurchase $107,500 principal amount portion of the outstanding Junior Subordinated Debt. The issuance costs related to the 2011 Senior Notes were capitalized and will be amortized over the life of the notes. Amortization expense for the year ended December 31, 2012 was $94 (for the period from June 15, 2011 to December 31, 2011 - $49).

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011. Interest expense for the year ended December 31, 2012 was $8,869 (for the period from June 15, 2011 to December 31, 2011 - $4,607), of which $394 was accrued as of December 31, 2012 (2011 - $394).

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after placement agent fees and other expenses of $3,406, and will be used for general corporate purposes and working capital. The issuance costs related to the 2012 Senior Notes were capitalized and will be amortized over the life of the notes. Amortization expense for the period from March 27, 2012 to December 31, 2012 was $87.

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012 and will include accrued interest from March 27, 2012. Interest expense for the period from March 27, 2012 to December 31, 2012 was $6,111, of which $111 was accrued as of December 31, 2012.

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

8. Long Term Debt (continued)

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

Using the proceeds from the 2011 Senior Notes offering and existing cash, the Company repurchased principal amount of $107,500 of the Junior Subordinated Debt on July 15, 2011. Pursuant to the terms of the TRUPS Offering, the Company incurred and paid a repurchase expense equivalent to one year's interest expense of $15,050.  The Company also accelerated the amortization of the issuance cost and discount related to the repurchased Junior Subordinated Debt which amounted to $20,313.

As of December 31, 2012, the stated value of the Junior Subordinated Debt was $126,317 which comprises the principal amount of $152,500 and unamortized discount of $26,183. Amortization expense for the year ended December 31, 2012 was $54 (2011 - $46, 2010 - $66). Interest expense for the year ended December 31, 2012 was $21,350 (2011 - $29,502, 2010 - $36,400), of which $4,448 was accrued as of December 31, 2012 (2011 - $4,448).

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reinsurance (continued)

The effect of retrocessional activity on net premiums written and earned and on net loss and loss adjustment expenses for the years ended December 31, 2012, 2011 and 2010 was as follows:

For the Year Ended December 31,	2012	2011	2010
Premiums written
Direct	$122,412	$114,036	$71,625
Assumed	1,878,580	1,698,561	1,226,430
Ceded	(99,707)	(89,076)	(70,224)
Net	$1,901,285	$1,723,521	$1,227,831
Premiums earned
Direct	$119,398	$112,308	$68,967
Assumed	1,780,745	1,523,685	1,168,116
Ceded	(96,363)	(83,565)	(67,293)
Net	$1,803,780	$1,552,428	$1,169,790
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	$1,457,404	$1,103,821	$788,815
Loss and loss adjustment expenses ceded	(195,056)	(60,767)	(33,693)
Net	$1,262,348	$1,043,054	$755,122

The reinsurers with the three largest balances accounted for 30.2%, 18.0% and 11.4%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2012 (2011 – 31.1%, 26.2% and 12.6%, respectively). At December 31, 2012, 88.4% of the reinsurance recoverable on unpaid loss and loss adjusted expenses ceded was due from reinsurers with credit ratings from A.M Best of A, or better, 11.3% due from reinsurers with credit ratings of A- and the remaining 0.3% of the reinsurance recoverable was primarily due from state pools. At December 31, 2012 and 2011, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

10. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and loss adjustment expenses comprise the following:

December 31,	2012	2011
Reserve for reported loss and loss adjustment expenses	$1,029,594	$820,795
Reserve for losses incurred but not reported	710,687	577,643
Reserve for loss and loss adjustment expenses	$1,740,281	$1,398,438

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Reserve for Loss and Loss Adjustment Expenses (continued)

The following table represents a reconciliation of our beginning and ending net losses and loss expense reserves:

For the Year Ended December 31,	2012	2011	2010
Gross unpaid loss and loss adjustment expenses reserves at beginning of period	$1,398,438	$1,226,773	$1,002,676
Less: reinsurance recoverable on unpaid losses at beginning of period	20,289	6,656	8,340
Net loss and loss adjustment expense reserves at beginning of period	1,378,149	1,220,117	994,336
Net incurred losses related to:
Current year	1,239,016	1,028,855	787,967
Prior years	23,332	14,199	(32,845)
	1,262,348	1,043,054	755,122
Net paid losses related to:
Current year	(485,015)	(456,149)	(365,343)
Prior years	(530,294)	(423,855)	(265,991)
	(1,015,309)	(880,004)	(631,334)
Acquired loss and loss expense reserve	—	450	102,020
Effect of foreign exchange movements	4,235	(5,468)	(27)
Net loss and loss adjustment expense reserves at end of period	1,629,423	1,378,149	1,220,117
Reinsurance recoverable on unpaid losses at end of period	110,858	20,289	6,656
Gross unpaid loss and loss adjustment expenses reserves at end of period	$1,740,281	$1,398,438	$1,226,773

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

During 2012, the Company recorded estimated net adverse development on prior year loss reserves of $23,332 compared to net adverse development of $14,199 in the prior year and net favorable development of $32,845 in 2010. Included in the total is $9,134 (2011 - $28,898, 2010 - $25,332) of gains relating to the loss portfolio transfers acquired as part of the GMAC Acquisition and the IIS Acquisition. The total gain to date from the loss portfolio transfer reserves is $75,656 (2011 - $68,882, 2010 - $43,811) of which $4 remains as of December 31, 2012 (2011 - $2,570). The gain is being amortized into income in proportion to the actual paydown of the reserves acquired.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders own or control approximately 59% of the outstanding shares of AmTrust. In addition, the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel, wife of Michael Karfunkel) ("Annuity Trust"), currently owns 72.4% of the issued and outstanding common stock of American Capital Acquisition Corporation ("ACAC"), Michael Karfunkel currently owns 27.6% of ACAC's issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC (see below for a description of our common business arrangements with AmTrust and ACAC). Michael Karfunkel is the Chairman and Chief Executive Officer of ACAC.

AmTrust

The following describes transactions between the Company and AmTrust.

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the “Master Agreement”), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), to enter into a quota share reinsurance agreement (the “Reinsurance Agreement”) by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries' unearned premiums, effective July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries' net retention exceeds $5,000 (“Covered Business”). Effective January 1, 2010, the Company agreed to assume its proportionate share of AmTrust's workers' compensation exposure and shared the benefit of the 2010 excess reinsurance protection. AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business.The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

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

11. Related Party Transactions (continued)

In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholder's equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

Maiden Bermuda recorded approximately $185,574, $150,140 and $139,092 of ceding commission expense for the years ended December 31, 2012, 2011 and 2010, respectively, as a result of this transaction.

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

For the year ended December 31, 2012, the Company recorded approximately $5,876 (2011- $3,405) of commission expense as a result of this transaction.

Other Reinsurance Agreements

Effective January 1, 2008, Maiden Bermuda and AmTrust entered into an agreement to reinsure a 45% participation in the $9,000 in excess of $1,000 layer of AmTrust's workers' compensation excess of loss program. This layer provides reinsurance to AmTrust for losses per occurrence in excess of $1,000 up to $10,000, subject to an annual aggregate deductible of $1,250. This participation was sourced through a reinsurance intermediary via open market placement in which competitive bids were solicited by an independent broker. The remaining 55% participation was placed with a single carrier. This coverage expired on January 1, 2010; as a result, under the Reinsurance Agreement, Maiden Bermuda therefore now reinsures 40% of the subject workers' compensation business up to $10,000, subject to certain additional inuring reinsurance protection that AmTrust has purchased.

Effective September 1, 2010, the Company through its indirect wholly owned subsidiary, Maiden Specialty, entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. (“Technology”), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its gross liability written under the Open Lending Program (“OPL”) and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded approximately $7,363 of premiums earned ceded and $2,171 ceding commission for the year ended December 31, 2012 (2011 - $10,276 and $3,155, respectively, 2010 - $88 and $26, respectively).

Effective September 1, 2010, the Company, through its indirect wholly-owned subsidiary, Maiden US, entered into a reinsurance agreement with Security National Insurance Company (“SNIC”), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $2,145 of premiums earned and $107 commission expense for the year ended December 31, 2012 (2011 - $7 and $0.1, respectively, 2010 - $1 and $0.2, respectively).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions (continued)

Collateral provided to AmTrust

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf (a "Letter of Credit"), or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII.

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of December 31, 2012 and 2011 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account. The amount of accrued interest relating to the loan was $0 and $0 as of December 31, 2012 and 2011, respectively; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of December 31, 2012 was approximately $857,013 (2011 - $461,216) and the accrued interest was $6,967 (2011 - $4,131). (See Note 5(e)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. (“AIIB”), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed from AII. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $9,097, $6,977 and $5,564 of reinsurance brokerage expense for the years ended December 31, 2012, 2011 and 2010, respectively, and deferred reinsurance brokerage of $6,299 and $4,891 as of December 31, 2012 and 2011, respectively, as a result of this agreement.

The Company paid brokerage fees to AmTrust's subsidiary, AmTrust North America, of $61, $111 and $83 for the years ended December 31, 2012, 2011 and 2010, respectively, for acting as insurance intermediary in relation to certain insurance placements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions (continued)

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $3,697, $3,158 and $2,643 of investment management fees for the years ended December 31, 2012, 2011 and 2010, respectively, as a result of this agreement.

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. (“AUI”), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2012 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2012, the Company recorded an expense of $38 (2011- $96) for the use of the aircraft.

ACAC

The following describes transactions between the Company and ACAC and its subsidiaries:

ACAC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“ACAC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, ACP Re Ltd., a Bermuda reinsurer which is a wholly-owned indirect subsidiary of the Annuity Trust, and AmTrust, as reinsurers. Maiden Bermuda has a 50% participation in the ACAC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business. The ACAC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The ACAC Quota Share has an initial term of three years and shall renew automatically for successive three years terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda's participation in the ACAC Quota Share may be terminated by ACAC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the ACAC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. ACAC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by ACAC or a subsidiary. Maiden Bermuda may terminate its participation in the ACAC Quota Share on 60 days written notice in the event ACAC is subject to a change of control, ceases writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda's consent or fails to remit premium as required by the terms of the ACAC Quota Share.

The ACAC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.

Maiden Bermuda recorded approximately $85,296 of ceding commission expense for the year ended December 31, 2012 (2011- $74,983, 2010 - $37,654) as a result of this transaction.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Related Party Transactions (continued)

Other

Effective September 12, 2012, the Company through its indirect wholly-owned subsidiary, Maiden Re Insurance Services, LLC ("Maiden Re"), entered into a consulting agreement with Integon Association Management LLC ("Integon"), a wholly owned subsidiary of ACAC, pursuant to which Maiden Re has agreed to provide to Integon underwriting, and pricing support for a fee of $25 per month, and also a fee of $0.1 for each policy quote evaluation and an additional $0.1 for each policy re-quote evaluation. The initial term of this agreement is for a period of one year, unless terminated earlier by either party. This agreement shall be renewed automatically upon expiration of the initial term for successive one year periods, unless a party delivers written notice of non-renewal to the other party at least 120 days before the end of the initial term or any renewal term. The Company recorded $100 consulting fee income for the year ended December 31, 2012.

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company (“New South”), a subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this business. Maiden Specialty recorded approximately $0 and $0 of ceded premium and ceding commissions, respectively, for the year ended December 31, 2012 (2011 - $(0.6) and $0.2, respectively, 2010 - $398 and $61, respectively).

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company. The 2011 Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities. The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  ACP Re Ltd., an entity owned by the Annuity Trust controlled by Michael Karfunkel accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011. George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500, of the principal amount of the 2011 Senior Notes.  The Company's Audit Committee reviewed and approved ACAC's, AII's, and George Karfunkel's participation in the 2011 Senior Notes offering.

Warrant Exchange

Please see Note 14 to the Consolidated Financial Statements.

12. Commitments and Contingencies

a) Concentrations of Credit Risk

As of December 31, 2012 and 2011, the Company’s assets primarily consisted of investments, cash, loan to related party and reinsurance balances receivable.

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

b) Concentrations of Revenue

During 2012, our gross premiums written for AmTrust and ACAC accounted for 56.8% (2011 – 51.0%, 2010 – 51.9%) of our total gross premiums written. AmTrust accounted for $840,346 or 42.0% (2011 – $669,283 or 36.9%, 2010 – $468,043 or 36.1%) and ACAC accounted for $295,646 or 14.8% ( 2011 – $256,201 or 14.1%, 2010 – $205,739 or 15.8%).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Commitments and Contingencies (continued)

c) Brokers

We produce our reinsurance business for our Diversified Reinsurance segment primarily through brokers. During 2012, three brokers accounted for 49.7% (2011 – 59.7%, 2010 – 56.3%) of our total gross premiums written through brokers for the Diversified Reinsurance segment. Marsh & McLennan Inc.(including Guy Carpenter) accounted for 24.1% (2011 – 27.4%, 2010 – 31.0%), Aon Benfield Group, Ltd. for 13.5% (2011– 18.1%, 2010 – 16.9%) and Beach & Associates, Ltd. for 12.1% (2011 – 14.2%, 2010 – 8.4%).

d) Letters of Credit

As of December 31, 2012 and 2011, we had letters of credit outstanding of $101,411 and $97,486, respectively. The letters of credit are secured by cash and marketable investments of $113,717 (2011 - $109,337).

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2017. Total rent expense for the years ended December 31, 2012, 2011 and 2010 was $2,485, $2,283 and $1,969, respectively. Future minimum lease payments as of December 31, 2012 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2012
2013	$2,004
2014	1,646
2015	942
2016	482
2017	482
$5,556

g) Unfunded Commitments

The Company has an unfunded commitment on its investment in limited partnerships of approximately $3,099 as of December 31, 2012.

h) Loans and Other Collateral

Please see Note 11 for the discussion related to loan provided to AmTrust.

i) Deposit Insurance

The Company maintains cash and cash equivalents balances at financial institutions in the U.S., Bermuda and other international jurisdictions. In the U.S., the Federal Deposit Insurance Corporation secures account up to $250. In certain other international jurisdictions, there exist similar protections. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

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

12. Commitments and Contingencies (continued)

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

k) Dividends declared

During the fourth quarter, the Company's Board of Directors authorized the following quarterly dividends payable to shareholders:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	December 28, 2012	December 14, 2012
Preference shares - Series A	$0.6073	December 17, 2012	December 1, 2012

On December 4, 2012, the Company announced the acceleration of the common share dividend record date and payment date for the Company's previously announced quarterly cash dividend of $0.09 per common share. The common share dividend was paid on December 28, 2012 to shareholders of record as of December 14, 2012. Prior to this announcement, the record date and the payment date of the quarterly dividends to common shareholders were January 2, 2013 and January 15, 2013 respectively.

13. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2012	2011	2010
Net income attributable to Maiden common shareholders	$46,510	$28,524	$69,866
Weighted average number of common shares outstanding – basic	72,263,022	72,155,503	70,799,966
Potentially dilutive securities:
Share options	842,509	748,185	572,722
Weighted average number of common shares outstanding – diluted	73,105,531	72,903,688	71,372,688
Basic earnings per share attributable to Maiden common shareholders:	$0.64	$0.40	$0.99
Diluted earnings per share attributable to Maiden common shareholders:	$0.64	$0.39	$0.98

As of December 31, 2012, 2,072,989 share options (2011 – 2,137,836; 2010 – 1,820,626) were excluded from diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Shareholders’ Equity

a) Common Shares

The following table shows the summary of changes in common shares issued and outstanding:

	For the Year Ended December 31,
	2012	2011	2010
Issued and outstanding shares – January 1	72,221,428	72,107,100	70,291,289
Exercise of options	122,519	114,328	15,811
Exchange of warrants	—	—	1,800,000
Issued and outstanding shares – December 31	72,343,947	72,221,428	72,107,100

(i) Authorized and Issued — The Company’s authorized share capital is 150,000,000 common shares with a par value of $0.01 per share, of which there are 72,343.947 common shares issued and outstanding. A total of 7,800,000 common shares were issued to the Founding Shareholders in consideration of their investment of $50,000 in the Company and a further 51,750,000 common shares were sold by the Company in a private placement which raised approximately $479,929 in net proceeds in July 2007. On January 20, 2009, the Company issued an additional 11,700,000 common shares as a result of another private placement which was discussed in more detail under Note 8. A further 122,519, 114,328, and 15,811 common shares were issued in 2012, 2011 and 2010, respectively, relating to the exercise of share options. The holders of our common shares are entitled to receive dividends and are allocated one vote per common share, subject to downward adjustment under certain circumstances. See below for the discussion relating to the exchange of warrants in 2010.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization whereby in August 2012, the Board of Directors approved the repurchase of up to $75 million of the Company's common shares. During the year ended, December 31, 2012, there was no common shares repurchased by the Company.

(ii) Warrants — In connection with the formation by our Founding Shareholders, the Company issued to the Founding Shareholders 10-year warrants to purchase up to 4,050,000 common shares of the Company at $10 per share. The warrants were effective June 14, 2007 and were to expire on June 14, 2017. The warrants were initially measured at an aggregate fair value of $19,521 which was recorded as an addition to additional paid-in-capital with an offsetting charge to additional paid-in-capital as well. The fair value of the warrants issued was estimated on the date of grant using the Black-Scholes option-pricing model. The volatility assumption used, 34.53%, was derived from the historical volatility of the share price of a range of publicly-traded companies with similar types of business to that of the Company. No allowance was made for any potential illiquidity associated with the private trading of the Company’s common shares. The other assumptions in the option pricing model were as follows: risk free interest rate of 5.16%, expected life of 10 years and a dividend yield of 1%.

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

(iii) Treasury Shares — On October 14, 2008, a hedge fund that the Company had invested in decided to close and liquidate its investments and return cash to shareholders in stages over an 18 month period. This hedge fund was also a shareholder in the Company. Maiden agreed to receive its shares from the hedge fund, in lieu of the cash that the Company would have received upon the redemption of 90% of its investment in the fund. As a result of this transaction the Company received 962,336 shares at the valuation price of $3.95 per share. The Company holds these shares as Treasury Shares.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Shareholders’ Equity (continued)

b) Preference Shares - Series A

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

The holders of the Preference Shares have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods.

For the year ended December 31, 2012, the Company declared and paid $3,644 in preference share dividends.

15. Share Compensation and Pension Plans

The Company’s Amended and Restated 2007 Share Incentive Plan (the “Plan”), provides for grants of options, restricted common shares and restricted share units. The total number of common shares currently reserved for issuance under the Plan is 10,000,000. The Plan is administered by the Compensation Committee of the Board of Directors. Exercise prices of options will be established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards on the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of approximately $1,347, $1,307 and $1,015 for the years ended December 31, 2012, 2011 and 2010, respectively.

The key assumptions used in determining the fair value of options granted in 2012, 2011 and 2010 and a summary of the methodology applied to develop each assumption were as follows:

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans (continued)

	2012	2011	2010
Assumptions:
Volatility	45.30 – 47.60%	45.55 – 47.60%	29.50 – 46.00%
Risk-free interest rate	0.85 – 1.29%	1.29 – 1.62%	1.62 – 3.21%
Weighted average expected lives in years	6.1 years	6.1 years	5.5 – 6.1 years
Forfeiture rate	1.60%	0%	0%
Dividend yield rate	3.04 – 3.55%	3.04 – 3.27%	1.00 – 3.57%

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

Dividend Yield — This is calculated by dividing the expected annual dividend by the share price of the Company at the valuation date. An increase in the dividend yield will decrease compensation expense.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans (continued)

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2012, 2011 and 2010:

	Number of Share Options	Weighted Average Exercise Price	Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2009	2,036,542	$5.79		8.86 years	$1,548	$3.28 – 10.00
Granted	931,333	$7.57	$2.45	9.60 years		$6.94 – 7.99
Exercised	(15,811)	$3.28			$68
Expired	(688)	$3.28
Forfeited	(10,500)	$3.28
Outstanding, December 31, 2010	2,940,876	$6.41		8.40 years	$5,286	$3.28 – 10.00
Granted	133,500	$8.57	$2.89	9.77 years		$7.63 – 9.40
Exercised	(114,328)	$3.69			$587
Expired	(375)	$7.65
Forfeited	(43,530)	$7.19
Outstanding, December 31, 2011	2,916,143	$6.61		7.55 years	$6,866	$3.28 – 10.00
Granted	117,000	$8.89	$2.65	9.65 years		$8.14 – 9.42
Exercised	(122,519)	$3.90			$616
Expired	(103,847)	$9.87
Forfeited	(11,340)	$7.54
Outstanding, December 31, 2012	2,795,437	$6.70		6.75 years	$7,271	$3.28 – 10.00
Total options exercisable at December 31, 2012	2,127,141	$6.35		6.35 years	$6,336	$3.28 – 10.00

The weighted average grant date fair value was $2.05, $2.01 and $1.91 for all options outstanding at December 31, 2012, 2011 and 2010, respectively. There was approximately $1,528 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of December 31, 2012 which will be recognized during the next 4 years. Cash in the amount of $478 was received from employees as a result of employee share option exercises during the year ended December 31, 2012 (2011 – $422; 2010 – $52). The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Performance-Based Restricted Share Units (PB-RSUs)

The Compensation Committee of the Board of Directors approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to executive officers and senior Company employees. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from the Company's compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Compensation Committee of the Company. The first performance cycle is for two years, 2011-2012, and subsequent performance cycles will be for three years. For the years ended December 31, 2012 and 2011, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target level.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Share Compensation and Pension Plans (continued)

CEO Non-Performance-Based Restricted Share Units

On March 1, 2012, the Compensation Committee of the Board of Directors approved an award of non-performance-based restricted share units to the Company's CEO. The award consists of 86,705 restricted share units, of which one-third automatically vest by December 31, 2012, of which one-third automatically vest by December 31, 2013, and of which one-third automatically vest by December 31, 2014. Each share unit has a fair value of $8.56 which is amortized over 34 months. The unamortized compensation cost related to this grant is $524 as of December 31, 2012.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary for each subsidiary.

The Company’s expenses for its defined contribution plans were $2,529, $2,813 and $2,326 for the years ended December 31, 2012, 2011 and 2010, respectively.

16. Taxation

Under current Bermuda law, Maiden Holdings and Maiden Bermuda, have received an undertaking from the Bermuda government exempting them from all local income, withholding and capital gains taxes until March 31, 2035. At the present time, no such taxes are levied in Bermuda. Maiden Holdings and Maiden Bermuda believe that they operate in a manner such that they will not be considered to be engaged in a trade or business in the U.S. Accordingly, Maiden Holdings and Maiden Bermuda have not recorded any provision for U.S. taxation.

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Our U.S. subsidiaries were under examination for tax years 2009 and 2010. The audits have been closed. There was no impact on the financial statements as a result. Subsequent tax years are not under examination but remain subject to examination in the U.S.

The Company has subsidiary operations in various other jurisdictions around the world, including but not limited to Australia, Austria, Germany, Netherlands, Russia and the U.K., that are subject to relevant taxes in those jurisdictions.

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding taxation in the country of the paying entity. Currently however, no withholding taxes have been accrued.

There were no unrecognized tax benefits at December 31, 2012, 2011 and 2010.

Income tax expense for the years ended December 31, 2012, 2011 and 2010 and net deferred tax liabilities for the years ended December 31, 2012 and 2011 were as follows:

For the Year Ended December 31,	2012	2011	2010
Current tax expense – U.S.	$34	$79	$130
Current tax expense – Other jurisdictions	986	553	30
Total current tax expense	1,020	632	160
Deferred tax expense – U.S.	1,161	1,161	1,170
Deferred tax expense – Other jurisdictions	32	134	—
Total deferred tax expense	1,193	1,295	1,170
Total income tax expense	$2,213	$1,927	$1,330

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation (continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2012, 2011 and 2010 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before taxes:

For the Year Ended December 31,	2012	2011	2010
Income before income taxes	$52,474	$30,454	$71,192
Income tax expense	2,213	1,927	1,330
Net income	$50,261	$28,527	$69,862
Reconciliation of effective tax rate (% of income before taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	(9.4)%	(67.2)%	(18.8)%
Valuation allowance in respect of U.S. taxes	11.7%	71.3%	20.6%
Other jurisdictions	1.9%	2.2%	0.1%
Actual tax rate	4.2%	6.3%	1.9%

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

December 31,	2012	2011
Deferred tax assets:
Net operating losses	$42,014	$38,279
Unearned premiums	8,929	5,595
Discounting of net loss and loss adjustment expense reserves	10,585	5,212
Accruals not currently deductible	88	1,647
Amortization of intangibles	2,988	2,680
Others	913	343
Deferred tax assets before valuation allowance	65,517	53,756
Valuation allowance	41,231	36,208
Deferred tax assets, net	24,286	17,548
Deferred tax liabilities:
Deferred commission and other acquisition expenses	13,054	7,829
Indefinite lived intangible	2,870	2,870
Amortization of goodwill	4,837	3,676
Net unrealized gains on investments	10,249	9,111
Market discount on bonds	488	497
Others	488	24
Deferred tax liabilities	31,986	24,007
Net deferred tax liability	$7,700	$6,459

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation (continued)

The net deferred tax liability at December 31, 2012 is $7,700. A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2012, the Company recorded an increase in the valuation allowance of $6,104 (2011 - $21,713) which was recorded in the Consolidated Statements of Income and a decrease of $1,081 (2011 - increase of $1,545) was recorded as a component of other comprehensive income in shareholders’ equity.

At December 31, 2012, the Company has available U.S. net operating loss carry-forward of approximately $119,991 for income tax purposes which will expire beginning in 2029.

17. Statutory Financial Information

Under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”), Maiden Bermuda is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Bermuda to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Bermuda at December 31, 2012 was approximately $942,806 (2011 – $693,435) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $231,133 (2011 – $226,468) at December 31, 2012. Maiden Bermuda was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period. In addition, Maiden Bermuda is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the Bermuda Monetary Authority of such payment (and in certain cases prior approval of the Bermuda Monetary Authority). Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the enhanced capital requirement ("ECR") as calculated based on the Bermuda Solvency Requirement ("BSCR"). Maiden Bermuda is currently completing its BSCR as of December 31, 2012 and it is anticipated Maiden Bermuda will be allowed to pay dividends or distributions not exceeding $217,652.

Maiden Bermuda is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Bermuda is currently completing its BSCR as of December 31, 2012 and believes that it exceeds the ECR level of required capital.

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

The Company’s insurance subsidiaries in the U.S., Maiden US and Maiden Specialty, file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences relate to (1) acquisition expenses incurred in connection with acquiring new business which are charged to expense under SAP but under GAAP are deferred and amortized as the related premiums are earned; (2) limitation on net deferred tax assets created by the tax effects of temporary differences; (3) unpaid losses and loss expense, and unearned premium reserves are presented gross of reinsurance with a corresponding asset recorded; and (4) fixed maturity portfolios that qualify as available-for-sale are carried at fair value and changes in fair value are reflected directly in unassigned surplus, net of related deferred taxes.

Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the US companies’ state of domicile, Missouri and North Carolina, to the greater of 10% of statutory policyholders’ surplus as of the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Accordingly, the maximum dividend payments that can be made in the next year without prior approval by the Missouri Department of Insurance and North Carolina Department of Insurance is $0 and $4,616, respectively.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Statutory Financial Information (continued)

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen (“Swedish FSA”). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,618 at December 31, 2012 (2011 - $4,536). This requirement was met by Maiden LF throughout the period. The statutory assets were approximately $29,378 (2011 - $31,761). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to the Company. As of December 31, 2012, Maiden LF is allowed to pay dividends or distributions not exceeding the capital surplus of $2,007.

The Statutory equity and net income of the Company's insurance and reinsurance subsidiaries were as follows:

	Maiden Bermuda	Maiden US	Maiden Specialty	Maiden LF
Statutory Capital and Surplus
December 31, 2012	$942,806	$267,863	$46,164	$8,603
December 31, 2011	693,435	268,055	36,280	7,866

Statutory Net Income (Loss)
For the Year Ended December 31, 2012	$79,113	$(19,156)	$1,227	$464
For the Year Ended December 31, 2011	30,070	(1,684)	119	753
For the Year Ended December 31, 2010	89,562	1,268	1,675	486

18. Subsequent Events

On February 19, 2013, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	April 15, 2013	April 1, 2013
Preference shares - Series A	$0.515625	March 15, 2013	March 1, 2013

On March 7, 2013, Maiden Bermuda and AII executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Quota Share to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Lastly, with regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

19. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

	2012 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$463,052	$456,536	$475,555	$504,622
Net income (loss)	20,378	14,606	21,934	(6,657)
Net income (loss) attributable to Maiden common shareholders	20,377	14,541	21,919	(10,327)
Comprehensive income (loss) - attributable to Maiden shareholders	47,167	19,250	63,802	(2,994)
Basic earnings (loss) per common share attributable to Maiden shareholders	$0.28	$0.20	$0.30	$(0.14)
Diluted earnings (loss) per common share attributable to Maiden shareholders	$0.28	$0.20	$0.30	$(0.14)

	2011 Quarters Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Total revenues	$370,378	$390,371	$440,656	$439,035
Net income (loss)	19,345	(24,372)	16,002	17,552
Net income (loss) attributable to Maiden common shareholders	19,342	(24,366)	16,004	17,544
Comprehensive income (loss) - attributable to Maiden shareholders	24,212	(5,722)	12,918	6,841
Basic earnings (loss) per common share attributable to Maiden shareholders	$0.27	$(0.34)	$0.22	$0.25
Diluted earnings (loss) per common share attributable to Maiden shareholders	$0.27	$(0.34)	$0.22	$0.24

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2012	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
Available-for-sale securities:
U.S. treasury bonds	$42,671	$43,931	$43,931
U.S. agency bonds – mortgage-backed	962,649	992,174	992,174
U.S. agency bonds – other	11,682	13,089	13,089
Non-U.S. government bonds	55,169	57,433	57,433
Other mortgage-backed bonds	23,167	24,068	24,068
Corporate bonds	1,247,260	1,354,154	1,354,154
Municipal bonds	132,604	133,848	133,848
Total available-for-sale fixed maturities	2,475,202	2,618,697	2,618,697
Other investments	2,599	2,901	2,901
Total investments	$2,477,801	$2,621,598	$2,621,598

* Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2012 and 2011
(In thousands of U.S. dollars, except share and per share data)

	2012	2011
Assets:
Fixed maturities, available-for-sale, at fair value (Amortized cost: $103,049)	$103,651	$—
Cash and cash equivalents	3,147	550
Investment in subsidiaries	1,213,865	983,816
Balances due from subsidiaries	55,370	137,733
Other assets	1,063	233
Total assets	$1,377,096	$1,122,332
Liabilities:
Accrued expenses and other liabilities	$1,138	$8,495
Balances due to subsidiaries	360,719	345,195
Total liabilities	361,857	353,690
Shareholders’ equity
Preference shares - Series A	150,000	—
Common shares ($0.01 par value; 73,306,283 and 73,183,764 shares issued in 2012 and 2011, respectively; 72,343,947 and 72,221,428 shares outstanding in 2012 and 2011, respectively)	733	732
Additional paid-in capital	575,869	579,004
Accumulated other comprehensive income	141,130	64,059
Retained earnings	151,308	128,648
Treasury shares, at cost (2012 and 2011: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	1,015,239	768,642
Total liabilities and shareholders’ equity	$1,377,096	$1,122,332

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2012	2011	2010
Revenues:
Net investment income (loss)	$795	$408	$(118)
Net realized and unrealized gains on investments	229	—	—
	1,024	408	(118)
Expenses:
General and administrative expenses	8,030	10,806	7,076
Foreign exchange (gains) losses	(225)	31	—
	7,805	10,837	7,076
Loss before equity in earnings of consolidated subsidiaries	(6,781)	(10,429)	(7,194)
Equity in earnings of consolidated subsidiaries	56,935	38,953	77,060
Net income attributable to Maiden shareholders	50,154	28,524	69,866
Dividends on preference shares	(3,644)	—	—
Net income attributable to Maiden common shareholders	$46,510	$28,524	$69,866

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands of U.S. dollars)

	2012	2011	2010
Cash flows provided by operating activities:
Net income attributable to Maiden shareholders	$50,154	$28,524	$69,866
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(56,935)	(38,953)	(77,060)
Amortization of bond premium and discount	786	—	—
Net realized and unrealized gains on investments	(229)	—	—
Foreign exchange (gains) losses	(225)	31	—
Non-cash share compensation expense	1,347	1,307	1,015
Changes in assets – decrease (increase):
Balance due from subsidiaries	82,588	(36,414)	(4,209)
Other assets	(829)	230	(57)
Changes in liabilities – (decrease) increase:
Accounts payable and accrued liabilities	(1,579)	1,746	387
Balances due to subsidiaries	15,524	63,633	36,485
Net cash provided by operating activities	90,602	20,104	26,427
Cash flows used in investing activities:
Purchases of fixed-maturity securities – available-for-sale	(137,486)	—	—
Proceeds from sales of fixed-maturity securities – available-for-sale	9,452	—	—
Proceeds from maturities and calls of fixed maturity securities	24,427	—	—
Investment in subsidiaries	(96,643)	148	(7,476)
Net cash (used in) provided by investing activities	(200,250)	148	(7,476)
Cash flows used in financing activities:
Preference shares - Series A issuance, net of issuance costs	145,041	—	—
Dividends paid on preference shares	(3,644)	—	—
Dividends paid to Maiden common shareholders	(29,630)	(20,921)	(18,394)
Issuance of common shares	478	422	52
Net cash provided by (used in) financing activities	112,245	(20,499)	(18,342)
Net increase (decrease) in cash and cash equivalents	2,597	(247)	609
Cash and cash equivalents, beginning of year	550	797	188
Cash and cash equivalents, end of year	$3,147	$550	$797

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2012			For the Year Ended December 31, 2012
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and administrative expenses	Net premiums written
Diversified Reinsurance	$83,287	$1,139,179	$324,954	$795,341	$—	$583,970	$203,209	$40,951	$765,293
AmTrust Quota Share Reinsurance	153,530	521,924	503,915	727,781	—	494,633	200,546	1,949	840,346
ACAC Quota Share	33,852	79,178	107,628	280,658	—	183,745	88,276	737	295,646
Corporate	—	—		—	81,188	—	—	10,167	—
Total	$270,669	$1,740,281	$936,497	$1,803,780	$81,188	$1,262,348	$492,031	$53,804	$1,901,285

	December 31, 2011			For the Year Ended December 31, 2011
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and administrative expenses	Net premiums written
Diversified Reinsurance	$98,712	$1,011,431	$348,131	$748,387	$—	$502,375	$200,239	$36,374	$798,037
AmTrust Quota Share Reinsurance	120,369	327,101	391,275	558,197	—	380,263	160,522	2,283	669,283
ACAC Quota Share	29,355	59,906	92,641	245,844	—	160,416	78,051	1,635	256,201
Corporate	—	—	—	—	74,891	—	—	13,600	—
Total	$248,436	$1,398,438	$832,047	$1,552,428	$74,891	$1,043,054	$438,812	$53,892	$1,723,521

	December 31, 2010			For the Year Ended December 31, 2010
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and administrative expenses	Net premiums written
Diversified Reinsurance	$85,252	$971,317	$291,148	$601,254	$—	$394,604	$152,698	$26,123	$554,049
AmTrust Quota Share Reinsurance	92,155	222,812	284,124	445,081	—	280,890	144,655	1,500	468,043
ACAC Quota Share	26,224	32,644	82,284	123,455	—	79,628	39,344	243	205,739
Corporate	—	—	—	—	71,651	—	—	14,314	—
Total	$203,631	$1,226,773	$657,556	$1,169,790	$71,651	$755,122	$336,697	$42,180	$1,227,831

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2012 Premiums – General Insurance	$122,412	$99,707	$1,878,580	$1,901,285	98.8%
2011 Premiums – General Insurance	114,036	89,076	1,698,561	1,723,521	98.6%
2010 Premiums – General Insurance	71,625	70,224	1,226,430	1,227,831	99.9%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and loss adjustment expenses		Paid loss and loss adjustment expenses
For the Year Ended December 31,	Current Year	Prior Year
2012	$1,239,016	$23,332	$1,015,309
2011	1,028,855	14,199	880,004
2010	787,967	(32,845)	631,334