Form 10-Q
period 2013-03-31
Maiden Holdings, Ltd.
filed 2013-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,440,861.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2013: $2,497,242; 2012: $2,475,202)	$2,629,873	$2,618,697
Other investments, at fair value (Cost 2013: $2,987; 2012: $2,599)	3,220	2,901
Total investments	2,633,093	2,621,598
Cash and cash equivalents	103,789	81,543
Restricted cash and cash equivalents	127,316	132,327
Accrued investment income	21,180	21,007
Reinsurance balances receivable, net (includes $387,591 and $265,766 from related parties in 2013 and 2012, respectively)	726,392	522,614
Funds withheld	44,281	42,712
Prepaid reinsurance premiums (includes $573 and $743 from related parties in 2013 and 2012, respectively)	38,786	38,725
Reinsurance recoverable on unpaid losses (includes $9,429 and $9,387 from related parties in 2013 and 2012, respectively)	118,091	110,858
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $222,374 and $187,387 from related parties in 2013 and 2012, respectively)	312,254	270,669
Goodwill and intangible assets, net	93,448	94,393
Other assets	30,646	33,742
Total assets	$4,417,251	$4,138,163
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $649,006 and $610,810 from related parties in 2013 and 2012, respectively)	$1,779,050	$1,740,281
Unearned premiums (includes $740,517 and $612,903 from related parties in 2013 and 2012, respectively)	1,134,697	936,497
Accrued expenses and other liabilities	142,977	111,957
Senior notes	207,500	207,500
Junior subordinated debt	126,332	126,317
Total liabilities	3,390,556	3,122,552
Commitments and Contingencies
EQUITY
Preference shares - Series A	$150,000	$150,000
Common shares ($0.01 par value; 73,403,193 and 73,306,283 shares issued in 2013 and 2012, respectively; 72,440,857 and 72,343,947 shares outstanding in 2013 and 2012, respectively)	734	733
Additional paid-in capital	576,517	575,869
Accumulated other comprehensive income	133,098	141,130
Retained earnings	169,774	151,308
Treasury shares, at cost (2013 and 2012: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	1,026,322	1,015,239
Noncontrolling interest in subsidiaries	373	372
Total equity	1,026,695	1,015,611
Total liabilities and equity	$4,417,251	$4,138,163
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

For the Three Months Ended March 31,	2013	2012
Revenues:
Gross premiums written	$714,720	$613,212
Net premiums written	$689,059	$590,833
Change in unearned premiums	(200,617)	(152,337)
Net premiums earned	488,442	438,496
Other insurance revenue	5,215	4,754
Net investment income	21,979	18,437
Net realized and unrealized gains on investment	3,283	1,365
Total revenues	518,919	463,052
Expenses:
Net loss and loss adjustment expenses	334,895	287,917
Commission and other acquisition expenses	132,330	132,258
General and administrative expenses	14,095	13,831
Interest and amortization expenses	9,570	7,678
Amortization of intangible assets	945	1,090
Foreign exchange gains	(1,547)	(979)
Total expenses	490,288	441,795
Income before income taxes	28,631	21,257
Income taxes:
Current tax expense	573	638
Deferred tax (benefit) expense	(49)	241
Income tax expense	524	879
Net income	28,107	20,378
Less: Income attributable to noncontrolling interest	(27)	(1)
Net income attributable to Maiden shareholders	28,080	20,377
Dividends on preference shares	(3,094)	—
Net income attributable to Maiden common shareholders	$24,986	$20,377
Basic earnings per share attributable to Maiden common shareholders	$0.35	$0.28
Diluted earnings per share attributable to Maiden common shareholders	$0.34	$0.28
Dividends declared per common share	$0.09	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2013	2012
Comprehensive income:
Net income	$28,107	$20,378
Other comprehensive income
Net unrealized holding (losses) gains on available-for-sale fixed maturities arising during the period (net of tax of $7 and ($3) in 2013 and 2012, respectively)	(7,848)	29,309
Adjustment for reclassification of net realized gains recognized in net income, net of tax	(3,081)	(10)
Foreign currency translation adjustment	2,886	(2,501)
Other comprehensive income	(8,043)	26,798
Comprehensive income	20,064	47,176
Net income attributable to noncontrolling interest	(27)	(1)
Other comprehensive loss (income) attributable to noncontrolling interest	11	(8)
Comprehensive income attributable to noncontrolling interest	(16)	(9)
Comprehensive income attributable to Maiden shareholders	$20,048	$47,167

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2013	2012
Preference shares - Series A
Beginning balance	$150,000	$—
Ending balance	150,000	—
Common shares
Beginning balance	733	732
Exercise of options and issuance of shares	1	—
Ending balance	734	732
Additional paid-in capital
Beginning balance	575,869	579,004
Exercise of options and issuance of common shares	339	124
Share based compensation expense	309	285
Ending balance	576,517	579,413
Accumulated other comprehensive income
Beginning balance	141,130	64,059
Change in net unrealized (losses) gains on investments, net	(10,929)	29,299
Foreign currency translation adjustments	2,897	(2,509)
Ending balance	133,098	90,849
Retained earnings
Beginning balance	151,308	128,648
Net income attributable to Maiden common shareholders	28,080	20,377
Dividends on preference shares	(3,094)	—
Dividends on common shares	(6,520)	(5,780)
Ending balance	169,774	143,245
Treasury shares
Beginning balance	(3,801)	(3,801)
Ending balance	(3,801)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	372	338
Dividend paid to noncontrolling interest	(15)	—
Net income attributable to noncontrolling interest	27	1
Foreign currency translation adjustments	(11)	8
Ending balance	373	347
Total equity	$1,026,695	$810,785

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2013	2012
Cash flows from operating activities:
Net income	$28,107	$20,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,312	1,618
Net realized and unrealized gains on investment	(3,283)	(1,365)
Foreign exchange gains	(1,547)	(979)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	3,066	1,425
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(210,319)	(128,717)
Funds withheld	(2,610)	(814)
Prepaid reinsurance premiums	(61)	(505)
Reinsurance recoverable on unpaid losses	(7,235)	(5,612)
Accrued investment income	(219)	(1,665)
Deferred commission and other acquisition expenses	(41,915)	(28,831)
Other assets	4,947	2,804
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	48,328	57,337
Unearned premiums	200,678	160,786
Accrued expenses and other liabilities	(3,051)	(4,635)
Net cash provided by operating activities	16,198	71,225
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(178,122)	(400,835)
Purchases of other investments	(290)	(308)
Proceeds from sales of fixed maturities – available-for-sale	45,379	104,125
Proceeds from maturities and calls of fixed maturities	138,654	103,319
Proceeds from redemption of other investments	73	92
Decrease in restricted cash and cash equivalents	5,011	24,916
Purchase of capital assets	(99)	(74)
Net cash provided by (used in) investing activities	10,606	(168,765)
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	—	96,850
Common share issuance	340	124
Dividends paid to common shareholders	—	(5,778)
Dividends paid to preference shareholders	(3,094)	—
Net cash (used in) provided by financing activities	(2,754)	91,196
Effect of exchange rate changes on foreign currency cash	(1,804)	2,108
Net increase (decrease) in cash and cash equivalents	22,246	(4,236)
Cash and cash equivalents, beginning of period	81,543	188,082
Cash and cash equivalents, end of period	$103,789	$183,846

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

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

These interim unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period and all such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative, if annualized, of those to be expected for the full year. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company's audited consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Certain reclassifications have been made for 2012 to conform to the 2013 presentation and have no impact on net income previously reported.

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Comprehensive Income - Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU expands the current disclosure guidance by requiring entities to present separately, for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. In addition, the ASU requires entities to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of other comprehensive income by component of accumulated other comprehensive income. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption of the guidance is permitted and shall be applied prospectively. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Balance Sheet Offsetting

In December 2011, the FASB issued new guidance requiring additional disclosures about financial instruments and derivative instruments that are either: (1) offset for balance sheet presentation purposes or (2) subject to an enforceable master netting arrangement or similar arrangement, regardless of whether they are offset for balance sheet presentation purposes. This guidance is effective at January 1, 2013, with retrospective presentation of the new disclosures required. As this new guidance is disclosure-related only and does not amend the existing balance sheet offsetting guidance, the adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

Qualitative Impairment Test For Indefinite-Lived Intangibles

On July 27, 2012, the FASB issued final guidance adding an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. This ASU 2012-02 is similar to the goodwill guidance which allows companies to perform a qualitative assessment to test goodwill for impairment. This guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Recent Accounting Pronouncements (continued)

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
Recently Issued Accounting Standards Updates Not Yet Adopted

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, FASB issued ASU 2013-05 with the objective of resolving the diversity about whether Accounting Standards Codification ("ASC") 810-10, Consolidation-Overall, or ASC 830-30, Foreign Currency Matters-Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

Under this guidance, when a reporting entity that is also the parent entity, ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in ASC 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Additionally, for an equity method investment that is a foreign entity, the partial sale guidance in ASC 830-30-40 continues to be applicable. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment.

Furthermore, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

3. Segments

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the ACAC Quota Share. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under the quota share reinsurance contracts with Maiden Insurance Company Ltd. ("Maiden Bermuda"), a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's unaudited Condensed Consolidated Statements of Income.

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended March 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$267,610	$344,818	$76,631	$689,059
Net premiums earned	$196,249	$220,288	$71,905	$488,442
Other insurance revenue	5,215	—	—	5,215
Net loss and loss adjustment expenses	(140,763)	(145,645)	(48,487)	(334,895)
Commission and other acquisition expenses	(44,782)	(65,132)	(22,416)	(132,330)
General and administrative expenses	(10,798)	(489)	(174)	(11,461)
Underwriting income	$5,121	$9,022	$828	14,971
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				25,262
Amortization of intangible assets				(945)
Foreign exchange gains				1,547
Interest and amortization expenses				(9,570)
Other general and administrative expenses				(2,634)
Income tax expense				(524)
Income attributable to noncontrolling interest				(27)
Dividends on preference shares				(3,094)
Net income attributable to Maiden common shareholders				$24,986

Net loss and loss adjustment expense ratio*	69.9%	66.1%	67.4%	67.8%
Commission and other acquisition expense ratio**	22.2%	29.6%	31.2%	26.8%
General and administrative expense ratio***	5.4%	0.2%	0.2%	2.9%
Combined ratio****	97.5%	95.9%	98.8%	97.5%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Three Months Ended March 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Net premiums written	$288,296	$226,015	$76,522	$590,833
Net premiums earned	$204,463	$167,879	$66,154	$438,496
Other insurance revenue	4,754	—	—	4,754
Net loss and loss adjustment expenses	(132,392)	(112,856)	(42,669)	(287,917)
Commission and other acquisition expenses	(64,149)	(47,169)	(20,940)	(132,258)
General and administrative expenses	(10,448)	(379)	(173)	(11,000)
Underwriting income	$2,228	$7,475	$2,372	12,075
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains on investment				19,802
Amortization of intangible assets				(1,090)
Foreign exchange gains				979
Interest and amortization expenses				(7,678)
Other general and administrative expenses				(2,831)
Income tax expense				(879)
Income attributable to noncontrolling interest				(1)
Net income attributable to Maiden common shareholders				$20,377

Net loss and loss adjustment expense ratio*	63.3%	67.2%	64.5%	65.0%
Commission and other acquisition expense ratio**	30.7%	28.1%	31.7%	29.8%
General and administrative expense ratio***	4.9%	0.2%	0.2%	3.1%
Combined ratio****	98.9%	95.5%	96.4%	97.9%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

March 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$342,874	$289,269	$94,249	$726,392
Funds withheld	44,281	—	—	44,281
Prepaid reinsurance premiums	38,786	—	—	38,786
Reinsurance recoverable on unpaid losses	118,091	—	—	118,091
Deferred commission and other acquisition expenses	89,914	187,048	35,292	312,254
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	93,448	—	—	93,448
Restricted cash and cash equivalents and investments	1,118,090	867,797	96,176	2,082,063
Corporate and other assets	13,301	—	—	833,961
Total Assets	$1,858,785	$1,512,089	$225,717	$4,417,251

December 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	ACAC Quota Share	Total
Reinsurance balances receivable, net	$260,161	$170,983	$91,470	$522,614
Funds withheld	42,712	—	—	42,712
Prepaid reinsurance premiums	38,725	—	—	38,725
Reinsurance recoverable on unpaid losses	110,858	—	—	110,858
Deferred commission and other acquisition expenses	83,287	153,530	33,852	270,669
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	94,393	—	—	94,393
Restricted cash and cash equivalents and investments	1,219,454	857,013	90,851	2,167,318
Corporate and other assets	5,864	—	—	722,899
Total Assets	$1,855,454	$1,349,501	$216,173	$4,138,163

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013		2012
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$69,522	10.1%	$80,106	13.6%
Casualty	148,423	21.5%	151,939	25.7%
Accident and Health	15,529	2.2%	19,472	3.3%
International	34,136	5.0%	36,779	6.2%
Total Diversified Reinsurance	267,610	38.8%	288,296	48.8%
AmTrust Quota Share Reinsurance
Small Commercial Business	162,018	23.5%	90,292	15.3%
Specialty Program	34,946	5.1%	22,188	3.8%
Specialty Risk and Extended Warranty	147,854	21.5%	113,535	19.2%
Total AmTrust Quota Share Reinsurance	344,818	50.1%	226,015	38.3%
ACAC Quota Share
Automobile Liability	44,339	6.4%	43,868	7.4%
Automobile Physical Damage	32,292	4.7%	32,654	5.5%
Total ACAC Quota Share	76,631	11.1%	76,522	12.9%
	$689,059	100.0%	$590,833	100.0%

	For the Three Months Ended March 31,
	2013		2012
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$47,547	9.7%	$58,148	13.3%
Casualty	117,059	24.0%	103,979	23.7%
Accident and Health	8,633	1.8%	10,644	2.4%
International	23,010	4.7%	31,692	7.2%
Total Diversified Reinsurance	196,249	40.2%	204,463	46.6%
AmTrust Quota Share Reinsurance
Small Commercial Business	102,257	20.9%	66,892	15.3%
Specialty Program	33,346	6.8%	27,638	6.3%
Specialty Risk and Extended Warranty	84,685	17.3%	73,349	16.7%
Total AmTrust Quota Share Reinsurance	220,288	45.0%	167,879	38.3%
ACAC Quota Share
Automobile Liability	41,630	8.6%	38,137	8.7%
Automobile Physical Damage	30,275	6.2%	28,017	6.4%
Total ACAC Quota Share	71,905	14.8%	66,154	15.1%
	$488,442	100.0%	$438,496	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4.   Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$42,644	$1,084	$—	$43,728
U.S. agency bonds – mortgage-backed	972,653	27,720	(1,370)	999,003
U.S. agency bonds – other	11,682	1,293	—	12,975
Non-U.S. government bonds	54,325	1,365	(415)	55,275
Other mortgage-backed bonds	22,837	664	—	23,501
Corporate bonds	1,259,474	105,417	(4,472)	1,360,419
Municipal bonds	133,627	1,345	—	134,972
Total available-for-sale fixed maturities	2,497,242	138,888	(6,257)	2,629,873
Other investments	2,987	319	(86)	3,220
Total investments	$2,500,229	$139,207	$(6,343)	$2,633,093

December 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$42,671	$1,260	$—	$43,931
U.S. agency bonds – mortgage-backed	962,649	30,998	(1,473)	992,174
U.S. agency bonds – other	11,682	1,407	—	13,089
Non-U.S. government bonds	55,169	2,264	—	57,433
Other mortgage-backed bonds	23,167	901	—	24,068
Corporate bonds	1,247,260	113,386	(6,492)	1,354,154
Municipal bonds	132,604	1,244	—	133,848
Total available-for-sale fixed maturities	2,475,202	151,460	(7,965)	2,618,697
Other investments	2,599	353	(51)	2,901
Total investments	$2,477,801	$151,813	$(8,016)	$2,621,598

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4.   Investments (continued)

The contractual maturities of our fixed maturities, available-for-sale as of March 31, 2013 are shown below.  Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

March 31, 2013	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$97,965	$99,560	3.8%
Due after one year through five years	369,251	388,212	14.8%
Due after five years through ten years	870,904	953,033	36.2%
Due after ten years	163,632	166,564	6.3%
	1,501,752	1,607,369	61.1%
U.S. agency bonds – mortgage-backed	972,653	999,003	38.0%
Other mortgage-backed bonds	22,837	23,501	0.9%
Total	$2,497,242	$2,629,873	100.0%

The following tables summarize our available-for-sale fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
March 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$181,598	$(1,042)	$11,633	$(328)	$193,231	$(1,370)
Non–U.S. government bonds	27,956	(415)	—	—	27,956	(415)
Corporate bonds	100,881	(1,372)	144,214	(3,100)	245,095	(4,472)
	310,435	(2,829)	155,847	(3,428)	466,282	(6,257)
Other investments	—	—	2,278	(86)	2,278	(86)
Total temporarily impaired available-for-sale fixed maturities and other investments	$310,435	$(2,829)	$158,125	$(3,514)	$468,560	$(6,343)

As of March 31, 2013, there were approximately 53 securities in an unrealized loss position with a fair value of $468,560 and unrealized losses of $6,343. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $158,125 and unrealized losses of $3,514.

	Less than 12 Months		12 Months or more		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$158,591	$(1,473)	$—	$—	$158,591	$(1,473)
Corporate bonds	94,742	(1,098)	141,842	(5,394)	236,584	(6,492)
	253,333	(2,571)	141,842	(5,394)	395,175	(7,965)
Other investments	—	—	2,011	(51)	2,011	(51)
Total temporarily impaired available-for-sale fixed maturities and other investments	$253,333	$(2,571)	$143,853	$(5,445)	$397,186	$(8,016)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4.   Investments (continued)

As of December 31, 2012, there were approximately 32 securities in an unrealized loss position with a fair value of $397,186 and unrealized losses of $8,016. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $143,853 and unrealized losses of $5,445.

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2013, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three months ended March 31, 2013 and 2012, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at March 31, 2013 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2013.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of March 31, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,644	$43,728	1.7%
U.S. agency bonds	984,335	1,011,978	38.5%
AAA	170,398	180,366	6.9%
AA+, AA, AA-	175,773	184,189	7.0%
A+, A, A-	466,591	503,336	19.1%
BBB+, BBB, BBB-	619,006	665,452	25.3%
BB+ or lower	38,495	40,824	1.5%
Total	$2,497,242	$2,629,873	100.0%

Rating* as of December 31, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,671	$43,931	1.7%
U.S. agency bonds	974,331	1,005,263	38.4%
AAA	171,136	183,950	7.0%
AA+, AA, AA-	186,495	196,797	7.5%
A+, A, A-	477,236	515,383	19.7%
BBB+, BBB, BBB-	587,858	637,089	24.3%
BB+ or lower	35,475	36,284	1.4%
Total	$2,475,202	$2,618,697	100.0%

*Ratings as assigned by Standard & Poor’s ("S&P")

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4.   Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	March 31, 2013		December 31, 2012
Investments in limited partnerships	$3,220	100.0%	$2,901	100.0%
Total other investments	$3,220	100.0%	$2,901	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $2,780 as of March 31, 2013.

(c) Realized and Unrealized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of realized and unrealized gains (losses) on investment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,112	$—	$3,112
Other investments	171	—	171
Net realized gains on investment	$3,283	$—	$3,283

For the Three Months Ended March 31, 2012	Gross gains	Gross losses	Net
Other investments	11	(1)	10
Net realized gains	11	(1)	10
Unrealized gain on short sales	1,355	—	1,355
Net realized and unrealized gains on investment	$1,366	$(1)	$1,365

Proceeds from sales of fixed maturities classified as available-for-sale were $45,379 and $104,125 for the three months ended March 31, 2013 and 2012, respectively.

Net unrealized gains on available-for-sale fixed maturities and other investments was as follows:

	March 31, 2013	December 31, 2012
Available-for-sale fixed maturities	$132,631	$143,495
Other investments	233	302
Total net unrealized gains	132,864	143,797
Deferred income tax expense	(128)	(132)
Net unrealized gains, net of deferred income tax	$132,736	$143,665
Change in net unrealized gains, net of deferred income tax	$(10,929)	$79,928

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4.   Investments (continued)

(d) Restricted Cash and Cash Equivalents and Investments

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

	March 31, 2013	December 31, 2012
Restricted cash and cash equivalents – third party agreements	$86,715	$97,695
Restricted cash and cash equivalents – related party agreements	39,884	33,882
Restricted cash and cash equivalents – U.S. state regulatory authorities	717	750
Total restricted cash and cash equivalents	127,316	132,327
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2013 – $961,998; 2012 – $1,048,827)	1,011,229	1,101,971
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2013 – $864,012; 2012 – $851,873)	930,123	919,557
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2013 – $12,740; 2012 – $12,744)	13,395	13,463
Total restricted investments	1,954,747	2,034,991
Total restricted cash and cash equivalents and investments	$2,082,063	$2,167,318

5. Fair Value of Financial Instruments

(a) Fair Values of Financial Instruments

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2013.

U.S. Government and U.S. Government agencies —  Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. Treasury securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. Treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency securities are included in the Level 2 fair value hierarchy.

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

Municipal bonds —  Municipal bonds comprise bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the Condensed Consolidated Balance Sheets at cost which approximates their fair value.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

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

(b) Fair Value Hierarchy

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

At March 31, 2013 and December 31, 2012, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$43,728	$—	$—	$43,728
U.S. agency bonds – mortgage-backed	—	999,003	—	999,003
U.S. agency bonds – other	—	12,975	—	12,975
Non-U.S. government bonds	—	55,275	—	55,275
Other mortgage-backed bonds	—	23,501	—	23,501
Corporate bonds	—	1,360,419	—	1,360,419
Municipal bonds	—	134,972	—	134,972
Other investments	—	—	3,220	3,220
Total	$43,728	$2,586,145	$3,220	$2,633,093
As a percentage of total assets	1.0%	58.5%	0.1%	59.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Fixed maturities
U.S. treasury bonds	$43,931	$—	$—	$43,931
U.S. agency bonds – mortgage-backed	—	992,174	—	992,174
U.S. agency bonds – other	—	13,089	—	13,089
Non-U.S. government bonds	—	57,433	—	57,433
Other mortgage-backed bonds	—	24,068	—	24,068
Corporate bonds	—	1,354,154	—	1,354,154
Municipal bonds	—	133,848	—	133,848
Other investments	—	—	2,901	2,901
Total	$43,931	$2,574,766	$2,901	$2,621,598
As a percentage of total assets	1.1%	62.2%	0.1%	63.4%

The Company utilized a pricing service to estimate fair value measurements for approximately 99.0% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as level 2.

Other investments:  The Company has $3,220 or approximately 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

(c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2012:

Other investments:	2013	2012
Balance at beginning of period	$2,901	$2,192
Net realized gains – included in net income	171	10
Net realized losses – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income	—	12
Change in net unrealized losses – included in other comprehensive income	(69)	—
Purchases	290	308
Sales and redemptions	(73)	(92)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$3,220	$2,430
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated debt as of March 31, 2013 and December 31, 2012:

		March 31, 2013		December 31, 2012
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$115,455	$107,500	$112,832
2012 Senior Notes	8.00%	100,000	108,200	100,000	105,600
Junior Subordinated Debt	14.00%	126,332	163,585	126,317	166,919

6. Goodwill and Intangible Assets

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

The following table shows an analysis of goodwill and intangible assets as of March 31, 2013 and December 31, 2012:

March 31, 2013	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(23,991)	27,409	15 years double declining
Net balance	$117,439	$(23,991)	$93,448

December 31, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(23,046)	28,354	15 years double declining
Net balance	$117,439	$(23,046)	$94,393

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three months ended March 31, 2013 and 2012. The estimated amortization expenses for the next five years are:

2013	$2,836
2014	3,276
2015	2,840
2016	2,461
2017	2,133

7. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"), issued $107,500 principal amount of 8.25% Senior Notes ("2011 Senior Notes") due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest up to but excluding the redemption date.    The 2011 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2011 Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the 2011 Senior Notes were $104,689, after placement agent fees and expense or debt issuance cost of $2,811. The issuance costs related to the 2011 Senior Notes were capitalized and is being amortized over the life of the notes. Amortization expense for the three months ended March 31, 2013 was $23 (March 31, 2012 - $23).

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011. Interest expense for the three months ended March 31, 2013 was $2,217 (March 31, 2012 - $2,217), out of which $394 was accrued as of March 31, 2013 (December 31, 2012 - $394).

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after placement agent fees and other expenses of $3,406. The issuance costs related to the 2012 Senior Notes were capitalized and are being amortized over the life of the notes. Amortization expense for the three months ended March 31, 2013 was $28 (March 27-31, 2012 - $1).

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012. Interest expense for the three months ended March 31, 2013 was $2,000 (March 27-31, 2012 - $111), out of which $111 was accrued as of March 31, 2013 (December 31, 2012 - $111).

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt (continued)

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

Using the proceeds from the 2011 Senior Notes offering and existing cash, the Company repurchased $107,500 of the Junior Subordinated Debt on July 15, 2011. Pursuant to the terms of the TRUPS Offering, the Company incurred and paid a repurchase expense in 2011 equivalent to one year's interest expense, or $15,050. The Company also accelerated the amortization of the issuance cost and discount related to those repurchased Junior Subordinated Debt in 2011 which amounted to $20,313.

As of March 31, 2013, the stated value of the Junior Subordinated Debt was $126,332 which comprises the principal amount of $152,500 less the unamortized discount of $26,168. Amortization expense for the three months ended March 31, 2013 were $15 (March 31, 2012 - $13). Interest expense for the three months ended March 31, 2013 were $5,337 (March 31, 2012 - $5,337), out of which $4,448 was accrued as of March 31, 2013 (December 31, 2012 - $4,448).

8. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders own or control approximately 58% of the outstanding shares of AmTrust. In addition, the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel, wife of Michael Karfunkel) ("Annuity Trust"), currently owns 72.4% of the issued and outstanding common stock of American Capital Acquisition Corporation ("ACAC"), Michael Karfunkel currently owns 27.6% of ACAC's issued and outstanding common stock, and AmTrust owns preferred shares convertible into 21.25% of the issued and outstanding common stock of ACAC (see below for a description of our common business arrangements with AmTrust and ACAC). Michael Karfunkel is the chairman and chief executive officer of ACAC.

AmTrust

The following describes transactions between the Company and AmTrust.

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement") by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe, Limited, net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries' unearned premiums, effective July 1, 2007, with respect to the current lines of business, excluding risks for which the AmTrust subsidiaries' net retention exceeds $5,000 ("Covered Business"). Effective January 1, 2010, the Company agreed to assume its proportionate share of AmTrust's workers' compensation exposure and shared the benefit of the 2010 excess reinsurance protection. AmTrust also has agreed to cause AII, subject to regulatory requirements, to reinsure any insurance company which writes Covered Business in which AmTrust acquires a majority interest to the extent required to enable AII to cede to Maiden Bermuda 40% of the premiums and losses related to such Covered Business. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

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

Effective April 1, 2011, Maiden Bermuda and AII amended the Master Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate increased to 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements, and the Reinsurance Agreement was extended by one year through June 30, 2014, and shall automatically renew for successive three-year periods thereafter. If AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2014 or the expiration of any successive three-year period. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

Effective March 7, 2013, Maiden Bermuda and AII amended the Reinsurance Agreement extending the term of the agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Lastly, with regard to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AII will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Bermuda will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement.

The Company recorded approximately $61,128 of ceding commission expense for the three months ended March 31, 2013 (March 31, 2012 - $43,879) as a result of this transaction.

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited, both wholly owned subsidiaries of AmTrust.  Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011.  The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011.  The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow the reinsured a profit share on original net premiums ceded under the contract.  The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year.  To the extent that the underwriting performance is exceeded, will will share 50% of the excess amounts computed. The agreement has an initial term of one year, has been automatically renewed for one year and can be terminated at any April 1 by either party on four months notice.

Effective January 1, 2012, European Hospital Liability Quota Share was amended, thereby increasing the maximum liability attaching to €10,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France.

For the three months ended March 31, 2013, the Company recorded approximately $1,251 (March 31, 2012 - $1,192) of commission expense as a result of this transaction.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

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

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded approximately $507 of premiums earned ceded and $128 of ceding commission for the three months ended March 31, 2013, respectively (March 31, 2012 - $2,300 of premiums earned ceded and $696 of ceding commission, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into a reinsurance agreement with Security National Insurance Company ("SNIC"), a subsidiary of AmTrust. Under the agreement, SNIC will cede 80% of the gross liabilities produced under the Southern General Agency program to Maiden US. The agreement provides SNIC with a 5% commission of ceded written premiums. The agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $759 of premiums earned and $38 of commission expense for the three months ended March 31, 2013, respectively (March 31, 2012 - $284 of premiums earned and $82 of commission expense, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of March 31, 2013 and December 31, 2012 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as Withheld Funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account.The amount of accrued interest relating to the loan was $494 and $0 as of March 31, 2013 and December 31, 2012, respectively; and

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of March 31, 2013 was approximately $867,797 (December 31, 2012 - $857,013) and the accrued interest was $6,949 (December 31, 2012 - $6,967). (See Note 4(d)).

Reinsurance Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker.  AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $2,754 of reinsurance brokerage expense for the three months ended March 31, 2013 (March 31, 2012 - $2,098) and deferred reinsurance brokerage of $7,835 as of March 31, 2013 (December 31, 2012 - $6,299) as a result of this agreement.

The Company paid brokerage fees to AmTrust's subsidiary AmTrust North America of $1 for the three months ended March 31, 2013 (March 31, 2012 - $0) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, we entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,041 of investment management fees for the three months ended March 31, 2013 (March 31, 2012 - $830) as a result of this agreement.

Other

On March 1, 2011, we entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations.  For the three months ended March 31, 2013, the Company recorded an expense of $0 (March 31, 2012 - $19) for the use of the aircraft.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

The ACAC Quota Share provided that the reinsurers paid a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.The ceding commission was subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% (no change) and a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.

Maiden Bermuda recorded approximately $21,597 of ceding commission expense for the three months ended March 31, 2013 (March 31, 2012 - $20,177) as a result of this transaction.

Other

Effective September 12, 2012, our indirect wholly owned subsidiary, Maiden Re Insurance Services, LLC ("Maiden Re"), entered into a consulting agreement with Integon Association Management LLC ("Integon"), a wholly owned subsidiary of ACAC, pursuant to which Maiden Re has agreed to provide to Integon underwriting, and pricing support for a fee of $25 per month, and also a fee of $0.1 for each policy quote evaluation and an additional $0.1 for each policy re-quote evaluation. The initial term of this agreement is for a period of one year, unless terminated earlier by either party. This agreement shall be renewed automatically upon expiration of the initial term for successive one year periods, unless a party delivers written notice of non-renewal to the other party at least 120 days before the end of the initial term or any renewal term. The Company recorded $81 consulting fee income for the three months ended March 31, 2013.

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company ("New South"), a wholly-owned subsidiary of ACAC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this run-off business. For the three months ended March 31, 2013 and 2012, no premiums and commission were ceded to New South.

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 2011 Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company.  The proceeds from the 2011 Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities. The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms.  ACP Re, Ltd. accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011. George Karfunkel purchased $25,000, and ACAC and AII each purchased $12,500, of the principal amount of the 2011 Senior Notes. The Company's Audit Committee reviewed and approved ACAC's, AII's, and George Karfunkel's participation in the 2011 Senior Notes offering.

9. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended March 31,	2013	2012
Net income attributable to Maiden common shareholders	$24,986	$20,377
Weighted average number of common shares outstanding – basic	72,417,358	72,226,329
Potentially dilutive securities:
Share options	1,023,014	830,094
Weighted average number of common shares outstanding – diluted	73,440,372	73,056,423
Basic earnings per share attributable to Maiden common shareholders:	$0.35	$0.28
Diluted earnings per share attributable to Maiden common shareholders:	$0.34	$0.28

As of March 31, 2013, 1,788,534 share options (March 31, 2012 - 2,079,180) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Shareholders' Equity

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

During the three months ended March 31, 2013, the Company declared and paid $3,094 in preference share dividends.

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

March 31, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive income before reclassifications	(7,848)	2,886	(4,962)
Amounts reclassified from accumulated other comprehensive income	(3,081)	—	(3,081)
Net current period comprehensive income	(10,929)	2,886	(8,043)
Ending balance	132,736	347	133,083
Noncontrolling interest	—	(15)	(15)
Ending balance, Maiden shareholders	$132,736	$362	$133,098

March 31, 2012	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$63,737	$314	$64,051
Other comprehensive income before reclassifications	29,309	(2,501)	26,808
Amounts reclassified from accumulated other comprehensive income	(10)	—	(10)
Net current period comprehensive income	29,299	(2,501)	26,798
Ending balance	93,036	(2,187)	90,849
Noncontrolling interest	—	—	—
Ending balance, Maiden shareholders	$93,036	$(2,187)	$90,849

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Share Based Compensation

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expenses (a component of salaries and benefits) in the amount of $309 for the three months ended March 31, 2013 (March 31, 2012 - $285).

The key assumptions used in determining the fair value of options granted in the three months ended March 31, 2013 and a summary of the methodology applied to develop each assumption are as follows:

For the Three Months Ended March 31, 2013
Assumptions:
Volatility	45.30 – 47.60%
Risk-free interest rate	0.85 – 1.29%
Weighted average expected lives in years	6.1 years
Forfeiture rate	1.60%
Dividend yield rate	3.04 – 3.55%

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Share Based Compensation (continued)

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	2,795,437	$6.70	6.75 years
Granted	6,500	$9.99	9.90 years
Exercised	(96,910)	$3.51	—
Outstanding, March 31, 2013	2,705,027	$6.82	6.54 years

For the Three Months Ended March 31, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2011	2,916,143	$6.61	7.55 years
Granted	22,500	$9.42	9.90 years
Exercised	(35,384)	$4.10	—
Expired	(51,033)	$9.86	—
Forfeited	(2,625)	$7.10	—
Outstanding, March 31, 2012	2,849,601	$6.55	7.35 years

The weighted average grant date fair value was $2.09 and $2.05 for all options outstanding at March 31, 2013 and December 31, 2012, respectively. There was approximately $1,304 and $1,528 of total unrecognized compensation cost related to non-vested share-based compensation arrangements as of March 31, 2013 and December 31, 2012, respectively.

Performance-Based Restricted Share Units (PB-RSUs)

The Compensation Committee of the Board of Directors (the "Committee") approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to executive officers and senior Company employees. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee. The first performance cycle was for two years, 2011-2012, and subsequent performance cycles are for three years. For the years 2011-2012, no RSUs vested as the target level of performance was not met.

Effective February 19, 2013, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal year 2013-2015. Consistent with the first performance cycle, certain criteria such as return on equity, underwriting performance, revenue growth and operating expense need to be met during the performance period to attain a payout. For the three months ended March 31, 2013, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target level.

CEO Non-Performance-Based Restricted Share Units (NPB-RSUs)

On March 1, 2012, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 86,705 restricted share units which will fully vest on December 31, 2013. Each share unit has a fair value of $8.56 which is being amortized over 22 months.

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 149,701 restricted share units, of which one-third automatically vest by February 19, 2014, of which one-third automatically vest by February 19, 2015, and of which one-third automatically vest by February 19, 2016. Each share unit has a fair value of $10.02 which is amortized over 36 months.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Share Based Compensation (continued)

Non-CEO Discretionary NPB-RSUs

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSUs to non-CEO named executive officers and senior leaders of the Company. The award consists of 94,229 restricted share units, 50% of which will vest on the first anniversary of the grant date, with an additional 50% vesting on the second anniversary of the grant date. Each share unit has a fair value of $10.02.

12. Dividends Declared

During the first quarter, the Company's Board of Directors authorized the following quarterly dividends payable to shareholders:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	April 15, 2013	April 1, 2013
Preference shares - Series A	$0.515625	March 15, 2013	March 1, 2013

13. Subsequent Events

Dividends

On May 7, 2013, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	July 12, 2013	July 1, 2013
Preference shares - Series A	$0.515625	June 17, 2013	June 1, 2013

Sale of Renewal Rights and Underwriting Platform of Maiden's Excess and Surplus ("E&S") Property Business

On April 22, 2013, Maiden together with Brit Insurance ("Brit") announced a temporary 100% quota share reinsurance of Maiden's E&S unit with Brit Global Specialty. This arrangement will shortly evolve into Brit assuming all renewal rights through Brit Global Specialty USA ("BGSU"). BGSU is Brit's U.S. based service company, accessing non-Lloyd's distribution channels. BGSU will ultimately be writing the renewals of the assumed business into Brit Syndicates 2987. Since Maiden is expecting continued significant cash flows related to the business written prior to the closing date, the sale of the E&S unit will not be considered as a "discontinued operation" in accordance with GAAP.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”). References in this Form 10-Q to the terms “we,” “us,” “our,” “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Maiden Holdings” means Maiden Holdings, Ltd. only. Amounts in tables may not reconcile due to rounding differences.

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements.  These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control.  These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves.  Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them.  Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 11, 2013.  The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

 Introduction

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility risk profile intact. These transactions have increased our gross premiums written to in excess of $2.0 billion in 2012 while strongly positioning our capital to extend our business platform both in the U.S. and internationally and include:

•	Completing a public debt offering of $107.5 million in June 2011 and repurchasing a like amount of our outstanding TRUPS Offering securities in July 2011 ("2011 Senior Notes");

•
Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The net proceeds of $96.6 million have been used for working capital and general corporate purposes (the 2011 Senior Notes and 2012 Senior Notes may also be referred to as the "2011 Senior Note Offering" or the "2012 Senior Note Offering", respectively, and may collectively be referred to as the "Senior Note Offerings"); and

•
Completing a public offering of $150.0 million Preference Shares - Series A (the “Preference Shares”). The Company received net proceeds of $145.0 million from the offering. The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes, which may include repurchasing a portion of the Company's outstanding common shares and repurchasing the Company's outstanding 14% 30-year trust preferred securities ("TRUPS") issued in January 2009.

These significant transactions, along with other unusual or non-recurring events, should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company ("Maiden US") and Maiden Insurance Company Ltd. ("Maiden Bermuda") and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. On April 22, 2013, we entered into a transaction which will divest us of this business commencing on May 1, 2013, consistent with our previously announced intentions with regard to this business. Please see "Recent Developments - Divestiture of Maiden's Excess and Surplus ("E&S") Property Business" on page 34. Maiden Bermuda does not underwrite any primary insurance business. Maiden Life Försäkrings AB

("Maiden LF") is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global Holdings, Ltd. ("Maiden Global") business development efforts.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share. As of March 31, 2013, we had approximately $4.4 billion in total assets, $1.0 billion of total shareholders’ equity and $1.4 billion in total capital, which includes shareholders’ equity, the senior notes and junior subordinated debt.

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

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In recent years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. During the first quarter of 2013, industry experience from catastrophe events was at its lowest levels in several years.

Consistent with our business model, while the Company only experienced modest losses from the 2010 and 2011 global catastrophe events, it did experience a significant loss from Superstorm Sandy in the fourth quarter of 2012, which is discussed in Recent Developments below.

Despite the elevated levels of global and U.S. catastrophe losses affecting the industry during this period, industry financial conditions, taken as a whole, have continued to improve through a combination of very positive non-catastrophe underwriting results, enhanced balance sheets resulting from strong fixed income market performance and readily available capital sources for industry participants, including an inflow of capital from non-traditional market participants. As a result, capital positions across the insurance and reinsurance industry appear to remain strong through March 31, 2013.

However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities and relies significantly on investment income to generate acceptable levels of net income. Yields on these securities have continued to decline and remain at historically low levels as U.S. and global policy makers continue to provide record levels of liquidity to their respective economies. Interest rates are widely forecast to persist at such levels for the foreseeable future. The likely continued existence of these investment conditions should continue to adversely impact the results of the property and casualty industry generally, placing additional pressure on both insurance and reinsurance companies underwriting results.

Although the combined ultimate impact of recent catastrophe activity and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance, broad industry conditions brought about by these events remain supportive of improved pricing in primary insurance markets in the near term. To date however, reinsurance industry financial conditions have limited the amount of enhanced pricing the industry would normally experience during periods of increased catastrophe losses. More recently, January 1 and April 1 reinsurance renewals for the industry appeared to show very limited pricing improvement. Accordingly, the scope and tenure of any improved pricing environment and its potential impact on us remains less certain.

As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

 Recent Developments

Divestiture of Maiden's Excess and Surplus ("E&S") Property Business

We previously disclosed our intention to substantially reduce our net exposure to natural hazard events written by Maiden in 2013. Consistent with that disclosure, on April 22, 2013, we entered into a transaction with Brit Insurance ("Brit") whereby effective May 1, 2013, Brit and Maiden entered into a temporary 100% quota share reinsurance of E&S business written by Maiden, with Brit Global Specialty. This arrangement will shortly transition, with Brit assuming the renewal rights of the E&S business through Brit Global Specialty USA ("BGSU"). BGSU is Brit's U.S. based service company, accessing non-Lloyd's distribution channels. BGSU will ultimately be writing the renewals of the assumed business into Brit Syndicates 2987. Employees of Maiden Specialty became employees of BGSU effective May 1, 2013. We have also entered into supporting transition services and agency agreements with BGSU as part of this transaction. The existing in force E&S business written by Maiden as of April 30, 2013 will be run-off. In 2012, the annual E&S net premiums written by Maiden totaled $19.6 million, which was 1.0% of our 2012 consolidated net premiums written.

Losses Incurred from Catastrophic Events

As we have described, our business model is designed to minimize our exposure to catastrophic property losses. Despite this approach, we periodically do incur losses from such events which exceed our provisions for normalized catastrophe activity.

In 2012, we incurred significant losses as a result of Superstorm Sandy which struck the Northeast U.S. on October 29, 2012. Maiden's exposure to this event emanated predominantly from the Company's excess property insurance business written by Maiden Specialty (we have now entered into a transaction to divest the Company of this business, as discussed above), and to a lesser extent from the U.S. assumed treaty reinsurance business written by Maiden US and the ACAC Quota Share. As of March 31, 2013, our estimate of ultimate losses for Superstorm Sandy was $31.1 million, unchanged from December 31, 2012.

Other U.S.-based catastrophe experience in 2012 and 2013 were within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts.

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

First Quarter 2013 Financial Highlights

For the Three Months Ended March 31,	2013	2012	% Change
Consolidated Results of Operations	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$25.0	$20.4	22.6%
Operating earnings(1)	$21.1	$19.4	8.7%
Basic earnings per common share:
Net income	$0.35	$0.28	25.0%
Operating earnings(1)	$0.29	$0.27	7.4%
Diluted earnings per common share:
Net income	$0.34	$0.28	21.4%
Operating earnings(1)	$0.29	$0.27	7.4%
Annualized operating return on average common shareholders' equity(1)	9.8%	9.9%	(1.0)%
Gross premiums written	$714.7	$613.2	16.6%
Net premiums earned	$488.5	$438.5	11.4%
Underwriting income	$15.0	$12.1	24.0%
Net investment income	$22.0	$18.4	19.2%

	March 31, 2013	December 31, 2012	% Change
Consolidated Financial Condition	($ in Millions except per share data)
Total investments	$2,633.1	$2,621.6	0.4%
Total assets	$4,417.3	$4,138.2	6.7%
Reserve for loss and loss adjustment expenses	$1,779.1	$1,740.3	2.2%
Total debt	$333.8	$333.8	—%
Maiden common shareholders' equity	$876.3	$865.2	1.3%
Total capital resources(2)	$1,360.1	$1,349.0	0.8%
Book value per common share(3)	12.10	11.96	1.2%
Ratio of debt to total capital resources(4)	24.5%	24.7%	(0.8)%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Total capital is the sum of the Company's senior notes, junior subordinated debt and Maiden shareholders' equity. See “Non-GAAP Financial Measures” for additional information.

(3) Book value per common share are operating metrics. See “Non-GAAP Financial Measures” for additional information.

(4) Ratio of debt to total capital resources are non-GAAP financial measures. See “Non-GAAP Financial Measures” for additional information.

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

Operating Earnings and Operating Earnings per Common Share: In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for U.S. GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

•	Net realized and unrealized gains or losses on investment;

•	Foreign exchange gains or losses;

•	Amortization of intangible assets; and

•	Non-cash deferred tax expenses;

We exclude net realized and unrealized gains or losses on investment and foreign exchange gains or losses as we believe that both are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

We also exclude certain non-recurring expenditures that are material to understanding our results of operations. For the three months ended March 31, 2013 and 2012, there were no such non-recurring items. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Net income attributable to Maiden common shareholders	$25.0	$20.4
Add (subtract):
Net realized and unrealized gains on investment	(3.3)	(1.3)
Foreign exchange gains	(1.5)	(1.0)
Amortization of intangible assets	0.9	1.1
Non-cash deferred tax expense	—	0.2
Operating earnings attributable to Maiden common shareholders	$21.1	$19.4
Operating earnings per common share:
Basic operating earnings per common share	$0.29	$0.27
Diluted operating earnings per common share	$0.29	$0.27

Operating Return on Common Equity ("Operating ROCE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROCE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROCE for the three months ended March 31, 2013 and March 31, 2012 is computed as follows:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Operating earnings available to common shareholders	$21.1	$19.4
Opening common shareholders’ equity	$865.2	$768.6
Ending common shareholders’ equity	$876.3	$810.4
Average common shareholders’ equity	$870.8	$789.5
Annualized operating return on common shareholders' equity	9.8%	9.9%

Operating earnings increased $1.7 million or 8.7% to $21.1 million for the three months ended March 31, 2013 compared to the same period in 2012 mainly due to higher underwriting and investment income, partially offset by increases in interest expenses, along with payment of dividends on the newly issued Preference Shares. Despite the increase in annualized operating earnings, the annualized Operating ROCE for the three months ended March 31, 2013 declined to 9.8% from 9.9% during the same period in 2012 primarily due to higher average common shareholders' equity in 2013, which resulted from both net income and increases in accumulated other comprehensive income, primarily in the form of unrealized gains on the Company's fixed maturity investments.

Book Value per Common Share:  Management uses growth in book value per common share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per common share ultimately results in growth in the Company’s common share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Preference Shares are not included in the computation of book value per common share. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. Book value per common share as of March 31, 2013 and December 31, 2012 is computed as follows:

	March 31, 2013	December 31, 2012
	($ in Millions)
Ending common shareholders’ equity	$876.3	$865.2
Common shares outstanding	72,440,857	72,343,947
Book value per common share	$12.10	$11.96

Ratio of Debt to Total Capital Resources: Management uses the Ratio of Debt to Total Capital Resources to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of March 31, 2013 and December 31, 2012 is computed as follows:

	March 31, 2013	December 31, 2012
	($ in Millions)
Senior notes	$207.5	$207.5
Junior subordinated debt	126.3	126.3
Maiden shareholders’ equity	1,026.3	1,015.2
Total capital resources	$1,360.1	$1,349.0
Ratio of debt to total capital resources	24.5%	24.7%

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

For purposes of these operating measures, the fee-generating business (“IIS Fee Business”) associated with the IIS Acquisition which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the IIS Fee Business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that IIS Fee Business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company’s unaudited Condensed Consolidated Statements of Income.

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

The Company's revenues also include fee income generated by the IIS Fee Business as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as available-for-sale ("AFS"), and other investments held in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, “Financial Services” (“ASC 944”). In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments are generally excluded from earnings. These unrealized gains and losses are included on the Company's Condensed Consolidated Balance Sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net loss and loss adjustment expenses, commission and other acquisition expenses, general and administrative expenses, amortization of intangible assets and foreign exchange gains or losses. Net loss and loss adjustment expenses are comprised of three main components:

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

 Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with Note 2, Recent Accounting Pronouncements in the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and Note 2, Significant Accounting Policies, included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC.  There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Gross premiums written	$714.7	$613.2
Net premiums written	$689.0	$590.8
Net premiums earned	$488.5	$438.5
Other insurance revenue	5.2	4.8
Net loss and loss adjustment expenses	(334.9)	(287.9)
Commission and other acquisition expenses	(132.3)	(132.3)
General and administrative expenses	(11.5)	(11.0)
Total underwriting income	15.0	12.1
Other general and administrative expenses	(2.6)	(2.8)
Net investment income	22.0	18.4
Net realized and unrealized gains on investments	3.3	1.3
Amortization of intangible assets	(0.9)	(1.1)
Foreign exchange gains	1.5	1.0
Interest and amortization expenses	(9.6)	(7.7)
Income tax expense	(0.6)	(0.8)
Dividends on preference shares	(3.1)	—
Net income attributable to Maiden common shareholders	$25.0	$20.4
Ratios
Net loss and loss adjustment expense ratio*	67.8%	65.0%
Commission and other acquisition expense ratio**	26.8%	29.8%
General and administrative expense ratio***	2.9%	3.1%
Expense ratio	29.7%	32.9%
Combined ratio****	97.5%	97.9%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Net income attributable to Maiden common shareholders for the three months ended March 31, 2013 was $25.0 million as compared to $20.4 million for the same period in 2012. The higher net income in 2013 was primarily due to improvements in our underwriting and investment income, offset by dividends on Preference Shares. The improved combined ratio primarily emanated from the Company's Diversified Reinsurance segment, while the improvement in investment income reflects the 20.3% increase in average invested assets for the three months ended March 31, 2013 compared to the same period in 2012.

We evaluate our business by segment, distinguishing between Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share segments.

Net Premiums Written

Net premiums written increased by $98.2 million, or 16.6%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The table below compares net premiums written by segment for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$267.6	38.8%	$288.3	48.8%	$(20.7)	(7.2)%
AmTrust Quota Share Reinsurance	344.8	50.1%	226.0	38.3%	118.8	52.6%
ACAC Quota Share	76.6	11.1%	76.5	12.9%	0.1	0.1%
Total	$689.0	100.0%	$590.8	100.0%	$98.2	16.6%

The increase in net premiums written was primarily the result of growth of business written in the AmTrust Quota Share Reinsurance segment of $118.8 million or 52.6% for the three months ended March 31, 2013 compared to the same period in 2012. This increase reflects the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in its workers' compensation business.

These increases were offset by reductions in our business written in the Diversified Reinsurance segment, primarily by Maiden Bermuda, which decreased net premiums written by $20.7 million or 7.2% during the three months ended March 31, 2013 compared to the same period in 2012, largely due to non-renewals of certain accounts which were partially offset by limited new account activity. In addition, our Maiden US business experienced a small decrease in premiums written for the three months ended March 31, 2013 of $1.7 million or 0.7% compared to March 31, 2012. While Maiden US wrote a number of new excess of loss accounts at January 1, 2013, premiums from these new accounts were offset by a loss in premium from several large proportional US reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012.

Net Premiums Earned

Net premiums earned increased by $50.0 million, or 11.4%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The table below compares net premiums earned by segment for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$196.3	40.2%	$204.5	46.6%	$(8.2)	(4.0)%
AmTrust Quota Share Reinsurance	220.3	45.0%	167.9	38.3%	52.4	31.2%
ACAC Quota Share	71.9	14.8%	66.1	15.1%	5.8	8.7%
Total	$488.5	100.0%	$438.5	100.0%	$50.0	11.4%

The increase in net premiums earned was primarily the result of the following:

•
Growth in the AmTrust Quota Share Reinsurance segment - The business assumed under the Reinsurance Agreement increased $51.2 million or 35.6% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, while the European Hospital Liability Quota increased premiums earned by $1.2 million or 5.0% for the three months ended March 31, 2013 compared to the same period in 2012.

•
Growth in the ACAC Quota Share segment - For the three months ended March 31, 2013, net premiums earned increased by $5.8 million or 8.7% compared to the three months ended March 31, 2012, as ACAC expanded its business during 2012.

The growth in the AmTrust Quota Share Reinsurance and ACAC Quota Share segments was partially offset by a decline in net earned premium in the Company's Diversified Reinsurance segment. In Maiden US, as previously noted a loss in premium from several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012 resulted in a decline in earned premium of $5.2 million or 3.2% during three months ended March 31, 2013, compared to the same period in 2012. Additionally, reduced writings by the Company's international operations in 2012, as certain accounts reduced in size or were non-renewed affected earned premiums in 2013.

Other Insurance Revenue

Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and increased 9.7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net Investment Income and Net Realized and Unrealized Gains on Investment

Net Investment Income - Net investment income increased by $3.6 million or 19.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The following table details the Company's average invested assets and average book yield for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Average invested assets	$3,047.5	$2,532.7
Average book yield*	2.9%	2.9%

*Ratio of net investment income over average invested assets, at fair value, including cash and cash equivalents and loan to related party.

Despite the Company reducing the amount of cash held during 2012 and investing in longer term assets, the continuing decline in interest rates to historically low levels continue to reduce the Company's overall portfolio yield. Despite the flat portfolio yields, the increase in net investment income for the three months ended March 31, 2013 compared to the same period in 2012 is the result of the 20.3% growth in average invested assets. The growth in average invested assets during this period is the result of: 1) continued profitable growth in the overall book of business in all segments as described herein; 2) strong positive cash flow from operations during 2012 and 2013; and 3) the issuance of the 2012 Senior Notes and the Preference Shares.

As a result, despite the increase in average invested assets, the historically low interest rate environment has continued to limit the growth of investment income in the three months ended March 31, 2013 compared to the same period in 2012. Growth in net investment income in 2012 was additionally impacted negatively by increases in prepayments in excess of initially expected levels of the Company's U.S. agency mortgage-backed securities portfolio, resulting in increased levels of amortization of bond premiums by $1.6 million in 2013 compared to 2012.

Net Realized and Unrealized Gains on Investment - Net realized gains on investment were $3.3 million for the three months ended March 31, 2013 compared to $1.3 million for the three months ended March 31, 2012, see "Liquidity and Capital Resources - Investments" on page 51 for further information.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expenses increased by $47.0 million, or 16.3%, for the three months ended March 31, 2013 compared to the same period in 2012. The net loss and loss adjustment expense ratios were 67.8% and 65.0% for the three months ended March 31, 2013 and 2012, respectively. The higher net loss and loss adjustment expense ratios occurred in the Diversified Reinsurance segment, in particular Maiden US and the ACAC Quota Share segment. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $3.9 million for three months ended March 31, 2013, compared to $1.6 million in 2012.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses remained flat at $132.3 million for the three months ended March 31, 2013 compared to 2012 and the commission and other acquisition expense ratio decreased to 26.8% for the three months ended March 31, 2013 compared to 29.8% in March 31, 2012. The reduced ratio largely reflects: (1) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular on business written by Maiden US, due to higher loss ratios in that segment; (2) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment, including the impact of a full year of modifications to ceding commission made under the Reinsurance Agreement along with lower ceding commission and profit share under the European Hospital Liability Quota Share, effective April 1, 2011 and discussed in further detail in that segment's results of operations; (3) modifications made to ceding commission made to the ACAC Quota Share effective October 1, 2012.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
General and administrative expenses – segments	$11.5	$11.0
General and administrative expenses – corporate	2.6	2.8
Total general and administrative expenses	$14.1	$13.8

Total general and administrative expenses increased by $0.3 million, or 1.9%, for the three months ended March 31, 2013 compared to the same period in 2012. The increase in total general and administrative expenses is primarily a result of increases in payroll and technology expenses offset by decreases in office and other professional fees. The general and administrative expense ratio is 2.9% for the three months ended March 31, 2013 compared to 3.1% in 2012. The decrease in the ratio for the three months ended March 31, 2013 reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expense

  The interest and amortization expense for the three months ended March 31, 2013 and 2012 consists of:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
TRUPS Offering	$5.4	$5.4
Senior Note Offerings	4.2	2.3
Total	$9.6	$7.7

The increase in interest and amortization expense for the three months ended March 31, 2013 compared to the same period in 2012 was due to the issuance of the 2012 Senior Notes on March 27, 2012 and therefore we did not have a full quarter charge in the 2012 period. The weighted average interest rate was 11.47% for the three months ended March 31, 2013 compared to 12.83% in 2012.

Income Tax Expense

The Company recorded a current income tax expense of $0.6 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. These amounts relate to income tax on the earnings of its international subsidiaries and state taxes incurred by its U.S. subsidiaries. The effective rate of current income tax was 2.0% and 3.0% for the three months ended March 31, 2013 and 2012, respectively.

The Company recorded a net deferred tax benefit of $0.05 million and a net deferred tax expense of $0.2 million for the three months ended March 31, 2013 and 2012, respectively. The net deferred tax benefit arises from timing differences on recognition of certain items under German tax, which are offset by deferred tax expenses related to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries. The effect of the deferred tax expenses will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares

The Company declared dividends on the Preference Shares, which were issued on August 22, 2012, of $3.1 million for the three months ended March 31, 2013.

Underwriting Results by Operating Segment

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and ACAC Quota Share are discussed below.

Diversified Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Net premiums written	$267.6	$288.3
Net premiums earned	$196.3	$204.5
Other insurance revenue	5.2	4.8
Net loss and loss adjustment expenses	(140.8)	(132.4)
Commission and other acquisition expenses	(44.8)	(64.2)
General and administrative expenses	(10.8)	(10.5)
Underwriting income	$5.1	$2.2
Ratios
Net loss and loss adjustment expense ratio	69.9%	63.3%
Commission and other acquisition expense ratio	22.2%	30.7%
General and administrative expense ratio	5.4%	4.9%
Expense ratio	27.6%	35.6%
Combined ratio	97.5%	98.9%

The combined ratio decreased to 97.5% for the three months ended March 31, 2013 compared to 98.9% in the same period in 2012. The improved results reflect improved underwriting year experience in both current and prior periods. The change in the components of combined ratios also reflects adjustments to ceding commission for contacts with loss sensitive features, the combined effects of commutation of certain accounts and to a limited extent, a greater proportion of premium from excess of loss contracts compared to the same period in 2012.

Premiums -  Net premiums written decreased by $20.7 million, or 7.2%, for the three months ended March 31, 2013 compared to the same period in 2012. The table below illustrates net premiums written by line of business in this segment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$69.5	26.0%	$80.1	27.7%	$(10.6)	(13.2)%
Casualty	148.5	55.4%	151.9	52.7%	(3.4)	(2.3)%
Accident and Health	15.5	5.8%	19.5	6.8%	(4.0)	(20.2)%
International	34.1	12.8%	36.8	12.8%	(2.7)	(7.2)%
Total Diversified Reinsurance	$267.6	100.0%	$288.3	100.0%	$(20.7)	(7.2)%

The decrease in premium written relates primarily to the non-renewal of a Maiden Bermuda account, which caused a decrease in the segment's net premium written of $20.7 million or 7.2% during the three months ended March 31, 2013 compared to the same period in 2012, largely due to non-renewals of certain accounts which were partially offset by new account activity.

Our Maiden US business also experienced a small decrease in premiums written for the three months ended March 31, 2013 of $1.7 million or 0.7% compared to the same period in 2012. Maiden US wrote a number of new excess of loss accounts at January 1, 2013, which was largely offset by a loss of premium from several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012.

The table below illustrates net premiums earned by line of business in this segment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$47.6	24.3%	$58.2	28.4%	$(10.6)	(18.2)%
Casualty	117.1	59.6%	104.0	50.9%	13.1	12.6%
Accident and Health	8.6	4.4%	10.6	5.2%	(2.0)	(18.9)%
International	23.0	11.7%	31.7	15.5%	(8.7)	(27.4)%
Total Diversified Reinsurance	$196.3	100.0%	$204.5	100.0%	$(8.2)	(4.0)%

The decline in net earned premiums was principally from Maiden US, which experienced a decline of $5.2 million or 3.2% during three months ended March 31, 2013, compared to the same period in 2012. This decrease was due to the loss of several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012. Additionally, the remainder of the decline in earned premiums reflects reduced writings by the Company's international operations in 2012, as certain accounts reduced in size or were non-renewed, affected earned premiums in 2013.

Other Insurance Revenue - Other insurance revenue represents the IIS Fee Business, which consists primarily of commissions on German auto business produced, that is not directly associated with premium revenue assumed by the Company and increased 9.7% for the three months ended March 31, 2013, compared to March 31, 2012.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $8.4 million, or 6.3%, for the three months ended March 31, 2013 compared to the same period in 2012. Net loss and loss adjustment expense ratios were 69.9% and 63.3% for the three months ended March 31, 2013 and 2012, respectively, and include adjustments for the commutation of certain accounts in 2013 and 2012.

The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $3.9 million for three months ended March 31, 2013, compared to $1.6 million in March 31, 2012. In addition the net loss and loss adjustment expense ratios were also impacted by development from business written by Maiden Bermuda in prior years.

Commission and Other Acquisition Expenses -  Commission and other acquisition expenses decreased by $19.4 million, or 30.2%, for the three months ended March 31, 2013 compared to the same period in 2012. The commission and other acquisition expense ratio were 22.2% for the three months ended March 31, 2013 compared to 30.7% in the same period in 2012. The decrease during the period reflects the reduction in premiums written for the segment in 2013 compared to the same period in 2012, consistent with the reasons cited in the discussion of the change in earned premiums. Generally, commission rates are lower on excess of loss contracts than proportional reinsurance contracts.

Lower ceding commissions were recorded in 2013 as compared to 2012 as a result of loss sensitive features on certain contracts, in particular business written by Maiden US. This was due to higher loss ratios on contracts with these features. For the three months ended March 31, 2013, 32.3% of the Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase. For the three months ended March 31, 2013, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commissions by $5.9 million, compared to $3.8 million during the three months ended March 31, 2012.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $0.3 million, or 3.3%, for the three months ended March 31, 2013 compared to 2012. The general and administrative expense ratio was 5.4% and 4.9% for the three months ended March 31, 2013 and 2012, respectively. The overall expense ratio (including commission and other acquisition expenses) was 27.6% and 35.6% for the three months ended March 31, 2013 and 2012, respectively.

AmTrust Quota Share Reinsurance Segment

The AmTrust Quota Share Reinsurance segment experienced strong growth during the three months ended March 31, 2013 as compared to the same period in 2012. The combined ratio increased slightly to 95.9% for three months ended March 31, 2013 compared to 95.5% for the same period in 2012, generally reflecting this segment's stable combined loss ratios and a lower commission and other acquisition expense ratio. The changes in the components of the combined ratio reflect ongoing changes in this segment's mix of business and modifications to the Reinsurance Agreement's ceding commission described below.

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for three months ended March 31, 2013, and March 31, 2012:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Net premiums written	$344.8	$226.0
Net premiums earned	$220.3	$167.9
Net loss and loss adjustment expenses	(145.6)	(112.8)
Commission and other acquisition expenses	(65.1)	(47.2)
General and administrative expenses	(0.5)	(0.4)
Underwriting income	$9.1	$7.5
Ratios
Net loss and loss adjustment expense ratio	66.1%	67.2%
Commission and other acquisition expense ratio	29.6%	28.1%
General and administrative expense ratio	0.2%	0.2%
Expense ratio	29.8%	28.3%
Combined ratio	95.9%	95.5%

On March 7, 2013, after receipt of approval from each of the Company’s and AmTrust’s Audit Committee, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AmTrust International Insurance, Ltd. ("AII") will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

Premiums - Net premiums written increased by $118.8 million, or 52.6%, for the three months ended March 31, 2013 compared to the same period in 2012. During the three months ended March 31, 2013, business written under the Reinsurance Agreement increased by $118.3 million or 67.4% compared to the same period in 2012 and this increase reflects the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in workers' compensation.

The table below illustrates net premiums written by AmTrust’s segments for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$162.0	47.0%	$90.3	40.0%	$71.7	79.4%
Specialty Program	34.9	10.1%	22.2	9.8%	12.7	57.5%
Specialty Risk and Extended Warranty	147.9	42.9%	113.5	50.2%	34.4	30.2%
Total AmTrust Quota Share Reinsurance	$344.8	100.0%	$226.0	100.0%	$118.8	52.6%

Net premiums earned increased by $52.4 million, or 31.2% for the three months ended March 31, 2013, compared to the same period in 2012. The increase reflects the ongoing growth of business written under the Reinsurance Agreement and European Hospital Liability Quota Share in 2012 and 2013, as previously described. The table below details net premiums earned by line of business for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$102.3	46.4%	$66.9	39.8%	$35.4	52.9%
Specialty Program	33.3	15.1%	27.6	16.5%	5.7	20.7%
Specialty Risk and Extended Warranty	84.7	38.5%	73.4	43.7%	11.3	15.5%
Total AmTrust Quota Share Reinsurance	$220.3	100.0%	$167.9	100.0%	$52.4	31.2%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $32.8 million, or 29.1%, for the three months ended March 31, 2013 compared to the the three months ended March 31, 2012. Net loss and loss adjustment expense ratios were 66.1% and 67.2% for the three months ended March 31, 2013 and 2012, respectively. Improved overall loss ratios have arisen due to mix of business changes as the Small Commercial Business segment has increased at a higher rate.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $17.9 million, or 38.1%, for the three months ended March 31, 2013 compared to the same period in 2012. Expenses have increased in this period in 2013 as a result of ongoing growth in earned premium under both the Reinsurance Agreement and the European Hospital Liability Quota Share. The commission and other acquisition expense ratio increased to 29.6% for the three months ended March 31, 2013 compared to 28.1% in the same period in 2012. The increase reflects the higher proportion of net premium earned from the Reinsurance Agreement, which has a higher commission rate, than the European Hospital Liability Quota Share compared to the same period in 2012.

General and Administrative Expenses -  General and administrative expenses remained flat for the three months ended March 31, 2013 compared to the same period in 2012. The general and administrative expense ratio also remained flat at 0.2% for the three months ended March 31, 2013 and 2012. The overall expense ratio (including commission and other acquisition expenses) was 29.8% and 28.3% for the three months ended March 31, 2013 and 2012, respectively, reflecting the changes in the commission and other acquisition expense ratio.

ACAC Quota Share Segment

The following table summarizes the underwriting results and associated ratios for the ACAC Quota Share segment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Net premiums written	$76.6	$76.5
Net premiums earned	$71.9	$66.1
Net loss and loss adjustment expenses	(48.5)	(42.7)
Commission and other acquisition expenses	(22.4)	(20.9)
General and administrative expenses	(0.2)	(0.1)
Underwriting income	$0.8	$2.4

Net loss and loss adjustment expense ratio	67.4%	64.5%
Commission and other acquisition expense ratio	31.2%	31.7%
General and administrative expense ratio	0.2%	0.2%
Expense ratio	31.4%	31.9%
Combined ratio	98.8%	96.4%

The combined ratio increased to 98.8% for the three months ended March 31, 2013 compared to 96.4% for the three months ended March 31, 2012. The higher loss and subsequently combined ratio reflects weaker underwriting performance, particularly on physical damage business written by ACAC in 2011 and 2012, a portion of which ACAC is presently re-underwriting.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the ACAC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions. For the three months ended March 31, 2013, the effect of this contract amendment reduced ceded commissions by $0.4 million.

Premiums - Net premiums written was largely unchanged and increased by only by $0.1 million, or 0.1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. As noted, ACAC is presently re-underwriting a portion of its book of business which may reduce the growth recently experienced in this segment. The table below details net premiums written by line of business in this segment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$44.3	57.8%	$43.9	57.3%	$0.4	1.1%
Automobile physical damage	32.3	42.2%	32.6	42.7%	(0.3)	(1.1)%
Total ACAC Quota Share	$76.6	100.0%	$76.5	100.0%	$0.1	0.1%

Net premiums earned increased by $5.8 million, or 8.7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, as a result of the increase in premiums written experienced in 2012. The table below details net premiums earned by line of business in this segment for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$41.6	57.9%	$38.1	57.6%	$3.5	9.2%
Automobile physical damage	30.3	42.1%	28.0	42.4%	2.3	8.1%
Total ACAC Quota Share	$71.9	100.0%	$66.1	100.0%	$5.8	8.7%

Loss and Loss Adjustment Expenses - Net losses and loss expenses increased by $5.8 million or 13.6% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Net loss and loss adjustment expense ratios increased to 67.4% for the three months ended March 31, 2013 compared to 64.5% for the three months ended March 31, 2012 due to adverse development on prior underwriting years.

Commission and Other Acquisition Expenses -  The ACAC Quota Share, as amended, provides that the reinsurers pay a provisional ceding commissions equal to 32.0% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.5% if the loss ratio is 64.5% or higher.

For the three months ended March 31, 2013 and 2012, the commission and other acquisition expense ratio of 31.2% and 31.7%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

General and Administrative Expenses - General and administrative expenses increased by $0.1 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

Liquidity

Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows to Maiden Holdings in the form of dividends, advances and loans and other permitted distributions from its subsidiary companies to make dividend payments on its common and preference shares.

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the Bermuda Solvency Capital Requirement ("BSCR"). At March 31, 2013, the statutory capital and surplus of Maiden Bermuda was $929.8 million. During the three months ended March 31, 2013 and the year ended December 31, 2012, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on a risk-based capital test which is the threshold that constitutes the authorized control level. If Maiden US's or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At March 31, 2013, Maiden US and Maiden Specialty statutory capital and surplus were $262.2 million and $47.3 million, respectively, in excess of its authorized control level. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its debt, preference shares and common shares. During the three months ended March 31, 2013 and the year ended December 31, 2012, Maiden US and Maiden Specialty paid no dividends.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities three months ended March 31, 2013 and 2012 is as follows:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Operating activities	$16.2	$71.2
Investing activities	10.6	(168.8)
Financing activities	(2.8)	91.2
Effect of exchange rate changes on foreign currency cash	(1.8)	2.1
Total increase (decrease) in cash and cash equivalents	$22.2	$(4.3)

Cash Flows from Operating Activities

Cash flows from operations for the three months ended March 31, 2013 were $16.2 million compared to $71.2 million for the three months ended March 31, 2012. The Company's assets grew by $279.1 million or 6.7% as of March 31, 2013 compared to December 31, 2012. The increase in assets was largely due to the growth in premium written experienced by the Company, particularly in our AmTrust Quota Share Reinsurance segment, in the first quarter of 2013. Cash flows associated with that growth typically lag by at least one calendar quarter, and the Company would anticipate seeing the cash flow benefits of that growth in later quarters in 2013. Additionally, due to the slower rate of premium growth experienced by the Company in the second half of 2012, combined with $16.7 million in loss payments associated with Superstorm Sandy during the first quarter of 2013, cash flow from operations was lower in the three months ended March 31, 2013 compared to the same period in 2012.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $10.6 million during three months ended March 31, 2013 compared to $168.8 million used in investing activities for the three months ended March 31, 2012. Despite the current interest rate environment which continues to provide historically low fixed income yield levels, the Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Continuation of current market conditions however, may result in the Company accumulating elevated levels of cash and cash equivalents which may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. During the three months ended March 31, 2013, the proceeds of sales, maturities and calls of fixed maturity securities exceeded the purchases of such instruments by $5.9 million. Investing cash flows consist primarily of proceeds on the sale or maturity of fixed-maturity investments and payments for fixed-maturity investments acquired.

Cash Flows from Financing Activities

Cash flows used in financing activities were $2.8 million for the three months ended March 31, 2013 compared to cash flows provided by financing activities of $91.2 million for the three months ended March 31, 2012.

The following summarizes the net cash inflow (outflow) from financing activities for the three months ended March 31, 2013 and 2012.

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
Cash Flows from Financing Activities
Senior notes issuance, net of issuance costs	$—	$96.9
Dividends paid to Maiden common shareholders	—	(5.8)
Dividends paid to preference shareholders	(3.1)	—
Other, net	0.3	0.1
Net cash (used in) provided by financing activities	$(2.8)	$91.2

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

Maiden Bermuda primarily uses trust accounts to meet collateral requirements — cash and cash equivalents and investments pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As a result of the transition of relationships as a result of the GMAC Acquisition, as of March 31, 2013 certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining liabilities and collateralized arrangements are obligations of Maiden US.

As of March 31, 2013, total cash and cash equivalents and fixed maturity investments used as collateral were $2.1 billion compared to $2.2 billion as of December 31, 2012. The decrease was primarily attributable to the decrease in assets provided as collateral for the Diversified Reinsurance segment.

The following table details additional information on those assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Restricted Cash & Cash Equivalents	Fixed Maturities	Total	Restricted Cash & Cash Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$24.7	$735.4	$760.1	$34.0	$722.7	$756.7
Maiden Bermuda	63.2	294.7	357.9	64.5	398.3	462.8
Diversified Reinsurance	87.9	1,030.1	1,118.0	98.5	1,121.0	1,219.5
Maiden Bermuda	36.9	830.9	867.8	32.4	824.6	857.0
AmTrust Quota Share Reinsurance	36.9	830.9	867.8	32.4	824.6	857.0
Maiden Bermuda	2.5	93.7	96.2	1.4	89.4	90.8
ACAC Quota Share	2.5	93.7	96.2	1.4	89.4	90.8
Total	$127.3	$1,954.7	$2,082.0	$132.3	$2,035.0	$2,167.3
As a % of Consolidated Balance Sheet captions	100.0%	74.3%	75.5%	100.0%	77.7%	78.8%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of March 31, 2013 and December 31, 2012, respectively, to satisfy collateral requirements with AII.

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

IIS Acquisition — Funds Withheld

The substantial majority of the premiums and losses underwritten by GMAC International Insurance Company, Ltd. ("GMAC IICL") were subject to collateral requirements in the form of letters of credit and trust agreements. At the closing of the IIS Acquisition, the Company settled cash balances applicable to the subject reinsurance contracts with GMAC IICL of $26.2 million. Actual assets in support of the liabilities assumed under the IICL Agreement were transferred to the Company when the subject individual agreements were novated to Maiden Bermuda. As of March 31, 2013, one contract had not yet been novated and this is expected to occur in 2013. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.

The pre-existing funds withheld amounts (“IIS Funds Withheld”) and cash transferred to GMAC IICL are included in the Condensed Consolidated Balance Sheet as Funds Withheld. The substantial majority of underlying reinsurance contracts were novated in 2011 to Maiden Bermuda per the terms of the IICL Agreement. As of March 31, 2013 and December 31, 2012, the remaining IIS Funds Withheld balance consisted of the following:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$20.8	95.5%	$26.4	116.4%
Cash and cash equivalents	4.3	19.7%	0.1	0.4%
Funds held on underlying business	0.5	2.2%	0.5	2.3%
Insurance balances receivable and other	(3.8)	(17.4)%	(4.3)	(19.1)%
Total IIS Funds Withheld	$21.8	100.0%	$22.7	100.0%

The IIS Funds Withheld constituted 49.2% and 53.1% of the total funds withheld balance on the Company's Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively. The fixed maturity portfolio consists primarily of non-U.S. government debt, 100.0% of which is rated AAA as of March 31, 2013 and December 31, 2012, respectively. All corporate bonds held as of March 31, 2013 are investment grade securities. The fixed maturities consisted of the following:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.K. government bonds	$14.7	70.6%	$20.0	75.7%
Corporate bonds	6.1	29.4%	6.4	24.3%
Total	$20.8	100.0%	$26.4	100.0%

We do not have any non-U.S. government and government related obligations related to Greece, Ireland, Italy, Portugal or Spain as of March 31, 2013 and December 31, 2012. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are designated AFS with an orientation to generating current income. As of March 31, 2013, the weighted average duration of our fixed maturity investment portfolio was 3.6 years and there were approximately $132.6 million of net unrealized gains in the portfolio, compared to a duration of 3.5 years and net unrealized gains of $143.5 million in the portfolio as of December 31, 2012.

Despite the increase in the Company's total assets, the Company's AFS fixed maturity investments only increased by $11.2 million or 0.4% for the three months ended March 31, 2013 compared to December 31, 2012. Positive operating cash flow was offset by a decrease in the value of bonds held of $10.9 million along with slightly elevated levels of cash and cash equivalents held, as of March 31, 2013.

The table below shows the aggregate amounts of our invested AFS assets and other investments at fair value including the average yield and duration at March 31, 2013 and December 31, 2012:

March 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$42.6	$1.1	$—	$43.7	1.9%	1.0 years
U.S. agency bonds – mortgage-backed	972.7	27.7	(1.4)	999.0	2.3%	2.6 years
U.S. agency bonds – other	11.7	1.3	—	13.0	4.4%	4.6 years
Non-U.S. government bonds	54.3	1.4	(0.4)	55.3	1.8%	2.7 years
Other mortgage-backed securities	22.8	0.7	—	23.5	2.9%	3.6 years
Corporate bonds	1,259.5	105.4	(4.5)	1,360.4	4.5%	4.7 years
Municipal bonds	133.7	1.3	—	135.0	0.5%	0.7 years
Total available-for-sale fixed maturities	2,497.3	138.9	(6.3)	2,629.9	3.3%	3.6 years
Other investments	3.0	0.3	(0.1)	3.2
Total investments	$2,500.3	$139.2	$(6.4)	$2,633.1

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$42.7	$1.2	$—	$43.9	1.9%	1.2 years
U.S. agency bonds – mortgage-backed	962.6	31.0	(1.4)	992.2	2.6%	2.5 years
U.S. agency bonds – other	11.7	1.4	—	13.1	4.4%	4.8 years
Non-U.S. government bonds	55.2	2.2	—	57.4	1.8%	2.9 years
Other mortgage-backed securities	23.1	0.9	—	24.0	2.8%	3.8 years
Corporate bonds	1,247.3	113.5	(6.5)	1,354.3	4.6%	4.8 years
Municipal bonds	132.6	1.2	—	133.8	0.8%	0.7 years
Total available-for-sale fixed maturities	2,475.2	151.4	(7.9)	2,618.7	3.5%	3.5 years
Other investments	2.6	0.4	(0.1)	2.9
Total investments	$2,477.8	$151.8	$(8.0)	$2,621.6

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If other -than-temporary impairment ("OTTI") exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income, as an unrealized OTTI loss on our Condensed Consolidated Balance Sheets, as this is considered a noncredit (i.e., recoverable) impairment.

During the three months ended March 31, 2013 and the year ended December 31, 2012, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at March 31, 2013, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2013.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in United States Treasury securities. These periodic activities are classified as trading for the purpose of augmenting where possible investment returns. Unrealized gains and losses from trading activities are recorded in net realized and unrealized gains on investment on the Company's unaudited Condensed Consolidated Statements of Income.

The following table presents information regarding our available-for-sale fixed maturities and other investments that were in an unrealized loss position at March 31, 2013 and December 31, 2012, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
March 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale fixed maturities	($ in Millions)
U.S. agency bonds – mortgage-backed	$181.6	$(1.0)	$11.6	$(0.4)	$193.2	$(1.4)
Non-U.S. government bonds	28.0	(0.4)	—	$—	28.0	(0.4)
Corporate bonds	100.9	(1.4)	144.2	(3.1)	245.1	(4.5)
	310.5	(2.8)	155.8	(3.5)	466.3	(6.3)
Other investments	—	—	2.3	(0.1)	2.3	(0.1)
Total temporarily impaired AFS securities and other investments	$310.5	$(2.8)	$158.1	$(3.6)	$468.6	$(6.4)

As of March 31, 2013, there were approximately 53 securities in an unrealized loss position with a fair value of $468.6 million and unrealized losses of $6.4 million. Of these securities, there are 10 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $158.1 million and unrealized losses of $3.6 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale fixed maturities	($ in Millions)
U.S. agency bonds – mortgage-backed	$158.6	$(1.4)	$—	$—	$158.6	$(1.4)
Corporate bonds	94.7	(1.1)	141.9	(5.4)	236.6	(6.5)
	253.3	(2.5)	141.9	(5.4)	395.2	(7.9)
Other investments	—	—	2.0	(0.1)	2.0	(0.1)
Total temporarily impaired AFS fixed maturities and other investments	$253.3	$(2.5)	$143.9	$(5.5)	$397.2	$(8.0)

As of December 31, 2012, there were approximately 32 securities in an unrealized loss position with a fair value of $397.2 million and unrealized losses of $8.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $143.9 million and unrealized losses of $5.5 million.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$99.6	3.8%	$58.7	2.2%
Due after one year through five years	388.2	14.8%	387.9	14.8%
Due after five years through ten years	953.0	36.2%	981.5	37.5%
Due after ten years	166.6	6.3%	174.4	6.7%
	1,607.4	61.1%	1,602.5	61.2%
U.S. agency bonds – mortgage-backed	999.0	38.0%	992.2	37.9%
Commercial mortgage-backed securities	23.5	0.9%	24.0	0.9%
Total AFS fixed maturities	$2,629.9	100.0%	$2,618.7	100.0%

As of March 31, 2013 and December 31, 2012, 98.5% and 98.6%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

March 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$42.6	$43.7	1.7%
U.S. agency bonds	984.4	1,012.0	38.5%
AAA	170.4	180.4	6.9%
AA+, AA, AA-	175.8	184.2	7.0%
A+, A, A-	466.6	503.3	19.1%
BBB+, BBB, BBB-	619.0	665.5	25.3%
BB+ or lower	38.5	40.8	1.5%
Total AFS fixed maturities	$2,497.3	$2,629.9	100.0%

December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$42.7	$43.9	1.7%
U.S. agency bonds	974.3	1,005.3	38.4%
AAA	171.1	184.0	7.0%
AA+, AA, AA-	186.5	196.7	7.5%
A+, A, A-	477.2	515.4	19.7%
BBB+, BBB, BBB-	587.9	637.1	24.3%
BB+ or lower	35.5	36.3	1.4%
Total AFS fixed maturities	$2,475.2	$2,618.7	100.0%

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$90.8	8.9%	$100.8	10.0%
FNMA – fixed rate	588.7	58.2%	573.0	57.0%
FNMA – variable rate	43.8	4.3%	46.9	4.7%
FHLMC – fixed rate	263.0	26.0%	257.7	25.6%
FHLMC – variable rate	12.7	1.3%	13.8	1.4%
Total RMBS	999.0	98.7%	992.2	98.7%
Total agency mortgage-backed securities	999.0	98.7%	992.2	98.7%
Non-MBS fixed rate agency securities	13.0	1.3%	13.1	1.3%
Total U.S. agency bonds	$1,012.0	100.0%	$1,005.3	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the three months ended March 31, 2013 and 2012:

For the Three Months Ended March 31,	2013	2012
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$992.2	$972.1
Purchases	154.4	225.8
Sales and paydowns	(140.8)	(83.2)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) losses – included in other comprehensive income	(3.1)	(4.0)
Amortization of bond premium and discount	(3.7)	(1.2)
Ending balance	$999.0	$1,109.5

The Company continued to experience elevated levels of paydowns of its U.S. agency mortgage-backed bond portfolio for the three months ended March 31, 2013, compared to the same period in 2012. The increased paydowns reflect the ongoing decline in interest rates in the U.S. and globally in recent years, resulting in higher refinancing activity in the U.S. mortgage markets. This market environment was reinforced during the 2012 when the U.S. Federal Reserve enacted new policy measures designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market. These measures may, combined with an already low interest rate environment, have the effect of increasing the level of paydowns on certain mortgage-backed securities in the Company's portfolio, consequently increasing the amount of amortization of bond premium we have incurred. These increased paydowns have in turn increased the amount of premium amortization recognized by the Company for those periods, reducing the amount of net investment income reported by the Company as a result.

Our U.S. agency mortgage-backed bond portfolio is 38.0% of our fixed maturity investments as of March 31, 2013. Given the relative size of this portfolio to our total investments, if these faster prepayment patterns continue over an extended period of time, this could potentially have the effect of limiting the growth in our investment income, or in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P in this asset class as of March 31, 2013 and December 31, 2012 are as follows:

	Ratings*
March 31, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.0%	4.1%	31.2%	13.9%	0.1%	$766.8	56.3%
Industrials	—%	1.2%	3.6%	31.6%	2.0%	522.0	38.4%
Utilities/Other	—%	—%	1.0%	3.4%	0.9%	71.6	5.3%
Total Corporate bonds	7.0%	5.3%	35.8%	48.9%	3.0%	$1,360.4	100.0%

	Ratings*
December 31, 2012		AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.1%	5.2%	31.1%	13.7%	0.1%	$775.1	57.2%
Industrials	—%	1.2%	4.8%	30.8%	1.7%	520.9	38.5%
Utilities/Other	—%	—%	0.9%	2.5%	0.9%	58.3	4.3%
Total Corporate bonds	7.1%	6.4%	36.8%	47.0%	2.7%	$1,354.3	100.0%
*Ratings as assigned by S&P

Over the last twelve to twenty four months, the Company has increased its allocation to corporate bonds with credit ratings of BBB, in order to take advantage of more attractive yield opportunities in those bonds, while staying within its established investment guidelines.

The Company’s 10 largest corporate holdings, all of which are in the Financial Institutions sector, as of March 31, 2013 as carried at fair value and as a percentage of all fixed income securities are as follows:

March 31, 2013		% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.0	1.5%	A-
Citigroup FLT, Due 6/9/2016 (1)	26.0	1.0%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	24.7	0.9%	AAA
BNP Paribas, 5.0% Due 1/15/2021	21.5	0.8%	A+
Vale Overseas Ltd, 4.375% Due 1/11/2022	20.5	0.8%	A-
Barclays Bank PLC NY FLT, Due 2/24/2020 (1)	20.3	0.8%	A+
Rabobank Nederland UTREC, 3.875% Due 2/8/2022	20.1	0.8%	AA-
SLM Corp FLT, Due 1/27/2014 (1)	19.8	0.8%	BBB-
Bear Stearns FLT, 11/21/2016 (1)	19.8	0.8%	A
HSBC Financial FLT, Due 6/1/2016 (1)	19.7	0.7%	A
Total	$231.4	8.9%
* Ratings as assigned by S&P
(1)Securities with the notation FLT are floating rate securities.

As of March 31, 2013 and December 31, 2012, 17.7% and 17.5% of its corporate fixed maturities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and to quickly take advantage of any unanticipated increases in interest rates which may occur.

Given the Company’s status as a Bermuda domicile with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, at both March 31, 2013 and December 31, 2012, municipal securities only composed 5.1% of the Company’s fixed maturity portfolio.

As of March 31, 2013 and December 31, 2012, we own the following fixed maturities not denominated in U.S. dollars:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$152.0	73.3%	$156.5	73.1%
Non-U.S. government bonds	55.3	26.7%	57.4	26.9%
Total Non-U.S. dollar AFS fixed maturities	$207.3	100.0%	$213.9	100.0%

These fixed maturities were invested in the following currencies:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$185.6	89.5%	$191.7	89.6%
Swedish Krona	10.7	5.2%	10.9	5.1%
Australian Dollar	7.6	3.7%	7.7	3.6%
British Pound	2.7	1.3%	2.9	1.4%
All other	0.7	0.3%	0.7	0.3%
Total Non-U.S. dollar AFS fixed maturities	$207.3	100.0%	$213.9	100.0%

We do not have any government or government related obligations of Greece, Ireland, Italy, Portugal and Spain as of March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, 89.9% and 90.1% of the Company's non-sovereign government issuers were rated AA or higher by S&P. The five largest non-U.S. government issuers held by the Company as of March 31, 2013 and December 31, 2012 are:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$23.5	42.6%	$24.8	43.1%
European Investment Bank	12.3	22.2%	12.5	21.7%
Sweden	6.0	10.9%	6.1	10.7%
Israel	5.6	10.1%	5.7	9.9%
Netherlands	5.5	9.9%	5.9	10.3%
All other	2.4	4.3%	2.4	4.3%
Total Non-U.S. government bonds	$55.3	100.0%	$57.4	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	March 31, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$60.8	40.0%	$61.8	39.5%
AA+, AA, AA-	7.2	4.7%	7.9	5.0%
A+, A, A-	50.5	33.2%	52.3	33.4%
BBB+, BBB, BBB-	32.1	21.1%	33.1	21.1%
BB+ or lower	1.4	1.0%	1.4	1.0%
Total Non-U.S. dollar denominated corporate bonds	$152.0	100.0%	$156.5	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government or corporate bonds

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company, which rating is the fourth highest of sixteen rating levels, and BBB+ (Good) with a stable outlook by S&P, which is the eighth highest of twenty-two rating levels. Our 2011 Senior Notes and 2012 Senior Notes are both rated BBB- by S&P and the Preference Shares are rated BB by S&P.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	($ in Millions)
Reinsurance balances receivable, net	$726.4	$522.6
Prepaid reinsurance premiums	38.8	38.7
Reinsurance recoverable on unpaid losses	118.1	110.9
Deferred commission and other acquisition expenses	312.3	270.7
Reserve for loss and loss adjustment expenses	(1,779.1)	(1,740.3)
Unearned premiums	(1,134.7)	(936.5)

In general, the increases in these balances reflect the continued growth of the Company, in particular the strong premium written growth experienced during the first quarter of 2013 in the AmTrust segment. At March 31, 2013, the reinsurance recoverable increased by $7.2 million compared to December 31, 2012, of which $68.2 million or 57.8% relates to reinsurance claims from Superstorm Sandy.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,360.1 million at March 31, 2013, a 0.8% increase from $1,349.0 million at December 31, 2012 and reflect the increase in the Company's shareholders equity discussed below.

As of March 31, 2013, our shareholders’ equity was $1,026.3 million, a 1.1% increase compared to $1,015.2 million as of December 31, 2012. The increase was due primarily to net income for the three months ended March 31, 2013 of $25.0 million and favorable foreign currency translation adjustment of $2.9 million offset by a decrease in unrealized gains on investments of $10.9 million, common dividends declared of $6.5 million and Preference Share dividends paid of $3.1 million.

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

Also on that date, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preference Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. For the period August 22, 2012 through March 31, 2013, the Company did not repurchase any of its common shares.

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

The net proceeds from the 2011 Senior Note Offering were approximately $104.7 million, after deducting the underwriting discount and offering expenses. With the underwriters’ exercise of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011.

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

As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Trust Preferred Securities. The Trust Preferred Securities mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.76%. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the Trust in subordinated debentures issued by the Company. The gross proceeds to the Company were approximately $260.1 million in the form of junior subordinated debt, before approximately $4.3 million of placement agent fees and expenses.

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At March 31, 2013 and December 31, 2012, the unamortized amount carried as a reduction of the Company’s liability for the junior subordinated debt was $26.2 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If we were to fully pay off the remaining securities prior to January 20, 2014, we would incur $21.4 million in additional expenses along with (as noted above) incurring additional amortization charges to write off the remaining unamortized amounts which are presently $26.2 million. As a result, our results of operations and book value would be reduced commensurately.

Although the Company has sufficient liquidity at this time to pay off the remaining securities associated with the TRUPS Offering, given the proximity to the date of expiration of the TRUPS Offering prepayment penalty, it is unlikely that we would pay off these securities prior to January 20, 2014 unless were able to achieve savings in excess of the remaining interest we are required to pay until that time, including any prepayment premium. At any such time that we do pay off the remaining securities associated with the TRUPS Offering, we will incur a charge for the remaining unamortized amounts.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2013, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains amounted to $1.5 million during the three months ended March 31, 2013 compared to $1.0 million during three months ended March 31, 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 1, Note 2 to the unaudited Condensed Consolidated Financial Statements for a discussion on recently issued accounting pronouncements not yet adopted.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2013, we had AFS fixed maturity securities with a fair value of $2.6 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2013 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of March 31, 2013:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,434.0	$(195.9)	(19.1)%
100 basis point increase	2,527.8	(102.1)	(9.9)%
No change	2,629.9	—	—%
100 basis point decrease	2,735.7	105.8	10.3%
200 basis point decrease	2,851.1	221.2	21.6%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of March 31, 2013 have not changed materially compared to December 31, 2012.

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Ratings*
AA+ or better	47.9%	48.0%
AA, AA-, A+, A, A-	25.3%	26.3%
BBB+, BBB, BBB-	25.3%	24.3%
BB+ or lower	1.5%	1.4%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At March 31, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AA+ (see "Investments - Liquidity and Capital Resources" on page 51), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.5% and 8.9% of the Company’s total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account have been transferred to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company. As of March 31, 2013, one contract had not yet been novated and this is expected to occur in 2013. At March 31, 2013, the IIS Funds Withheld account due from GMAC IICL was $21.8 million, including $20.8 million in a segregated investment portfolio which represents collateral pledged as required by the underlying reinsurance contracts, primarily offset by other net liabilities of $3.8 million. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company's exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See Business and Risk Factors in Item1 and 1A of Part I of the Company's Form 10-K, filed on March 11, 2013, respectively, for detailed information on three brokers that accounted for approximately 34.1% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2012.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at March 31, 2013 were $726.4 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2013.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $118.1 million at March 31, 2013, of which $68.2 million or 57.8% relates to reinsurance claims from Superstorm Sandy. As of March 31, 2013, 75.3% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A, or better, 8.5% due from reinsurers with credit ratings of A-, 16.1% due from reinsurers with credit ratings of B++ and the remaining 0.1% of the reinsurance recoverable was primarily due from state pools.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Condensed Consolidated Financial Statements.

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the three months ended March 31, 2013, 15.3% of our net premiums written and 10.5% of our reserve for loss and loss adjustment expenses were transacted in Euro.

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

While economic policy measures and commitments have stabilized the currency's volatility since the second half of 2012, the EU's fiscal outlook remains negative, and permanent solutions to resolve these issues by participating countries and other institutions to reduce debt levels of EU members and improve its economic outlook have not been resolved.

While not likely at this time, without satisfactory and timely resolution of these issues, the collapse or modification of the Euro cannot be ruled out at this time. There is also further uncertainty as to what forms of currency would take its place.

As a result, we could be subject to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2013, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $9.4 million and $18.7 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(a) The 2013 Annual General Meeting of Shareholders of the Company was held on May 7, 2013.

(b) Matters voted on at the meeting and the number of votes cast:

1. To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2014 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	57,755,346	1,235,764	5,464,971
Simcha G. Lyons	55,483,515	3,507,595	5,464,971
Raymond M. Neff	57,604,641	1,386,469	5,464,971
Yehuda L. Neuberger	55,572,967	3,418,143	5,464,971
Steven H. Nigro	57,604,541	1,386,569	5,464,971

2. To elect four directors to the Board of Directors of Maiden Insurance Company Ltd. to serve until the 2014 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
David A. Lamneck	58,609,997	381,113	5,464,971
John M. Marshaleck	58,612,415	378,695	5,464,971
Lawrence F. Metz	58,611,415	379,695	5,464,971
Arturo M. Raschbaum	58,611,615	379,495	5,464,971

3. To elect five directors to the Board of Directors of Maiden Global Holdings, Ltd. to serve until the 2014 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Patrick J. Haveron	58,610,997	380,113	5,464,971
Ronald M. Judd	58,612,415	378,695	5,464,971
John M. Marshaleck	58,612,415	378,695	5,464,971
Lawrence F. Metz	58,611,415	379,695	5,464,971
Arturo M. Raschbaum	58,612,615	378,495	5,464,971

4. To ratify the selections of BDO USA, LLP to serve as the Company's and Maiden Global Holdings, Ltd.'s independent registered public accounting firm for the year ending December 31, 2013, and Arthur Morris and Company as Maiden Insurance Company Ltd.'s independent registered public accounting firm for the year ending December 31, 2013:

Voted For	Voted Against	Abstain
64,267,803	41,420	146,858

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q, formatted in XBRL (eXtensive Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.**

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
Date: May 10, 2013		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
John M. Marshaleck Chief Financial Officer
(Principal Financial and Accounting Officer)