Form 10-Q
period 2013-06-30
Maiden Holdings, Ltd.
filed 2013-08-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,519,441.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2013: $2,665,870; 2012: $2,475,202)	$2,714,867	$2,618,697
Other investments, at fair value (Cost 2013: $4,087; 2012: $2,599)	4,438	2,901
Total investments	2,719,305	2,621,598
Cash and cash equivalents	89,375	81,543
Restricted cash and cash equivalents	96,215	132,327
Accrued investment income	21,515	21,007
Reinsurance balances receivable, net (includes $381,427 and $265,766 from related parties in 2013 and 2012, respectively)	685,095	522,614
Funds withheld	43,706	42,712
Prepaid reinsurance premiums (includes $455 and $743 from related parties in 2013 and 2012, respectively)	48,944	38,725
Reinsurance recoverable on unpaid losses (includes $9,031 and $9,387 from related parties in 2013 and 2012, respectively)	101,143	110,858
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $230,851 and $187,387 from related parties in 2013 and 2012, respectively)	314,839	270,669
Goodwill and intangible assets, net	92,503	94,393
Other assets	25,235	33,742
Total assets	$4,405,850	$4,138,163
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $731,720 and $610,810 from related parties in 2013 and 2012, respectively)	$1,844,086	$1,740,281
Unearned premiums (includes $770,737 and $612,903 from related parties in 2013 and 2012, respectively)	1,129,796	936,497
Accrued expenses and other liabilities	141,359	111,957
Senior notes	207,500	207,500
Junior subordinated debt	126,348	126,317
Total liabilities	3,449,089	3,122,552
Commitments and Contingencies
EQUITY
Preference shares - Series A	150,000	150,000
Common shares ($0.01 par value; 73,476,773 and 73,306,283 shares issued in 2013 and 2012, respectively; 72,514,437 and 72,343,947 shares outstanding in 2013 and 2012, respectively)	735	733
Additional paid-in capital	577,960	575,869
Accumulated other comprehensive income	48,035	141,130
Retained earnings	183,436	151,308
Treasury shares, at cost (2013 and 2012: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	956,365	1,015,239
Noncontrolling interest in subsidiaries	396	372
Total equity	956,761	1,015,611
Total liabilities and equity	$4,405,850	$4,138,163
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Gross premiums written	$535,457	$445,228	$1,250,177	$1,058,440
Net premiums written	$497,949	$411,960	$1,187,008	$1,002,793
Change in unearned premiums	15,324	25,156	(185,293)	(127,181)
Net premiums earned	513,273	437,116	1,001,715	875,612
Other insurance revenue	2,780	2,274	7,995	7,028
Net investment income	20,745	20,085	42,724	38,522
Net realized (losses) gains on investment	(53)	(2,939)	3,230	(1,574)
Total revenues	536,745	456,536	1,055,664	919,588
Expenses:
Net loss and loss adjustment expenses	343,347	300,435	678,242	588,352
Commission and other acquisition expenses	143,572	114,663	275,902	246,921
General and administrative expenses	16,817	15,208	30,912	29,039
Interest and amortization expenses	9,570	9,568	19,140	17,246
Amortization of intangible assets	945	1,091	1,890	2,181
Foreign exchange and other (gains) losses	(1,049)	874	(2,596)	(105)
Total expenses	513,202	441,839	1,003,490	883,634
Income before income taxes	23,543	14,697	52,174	35,954
Income taxes:
Current tax (benefit) expense	(53)	(155)	520	483
Deferred tax expense	265	246	216	487
Income tax expense	212	91	736	970
Net income	23,331	14,606	51,438	34,984
Less: Income attributable to noncontrolling interest	(32)	(65)	(59)	(66)
Net income attributable to Maiden shareholders	23,299	14,541	51,379	34,918
Dividends on preference shares	(3,094)	—	(6,188)	—
Net income attributable to Maiden common shareholders	$20,205	$14,541	$45,191	$34,918
Basic earnings per share attributable to Maiden common shareholders	$0.28	$0.20	$0.62	$0.48
Diluted earnings per share attributable to Maiden common shareholders	$0.27	$0.20	$0.61	$0.48
Dividends declared per common share	$0.09	$0.08	$0.18	$0.16

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$23,331	$14,606	$51,438	$34,984
Other comprehensive income (loss)
Net unrealized holding (losses) gains on available-for-sale fixed maturities arising during the period (net of tax of $26 and $33 for the three and six months ended June 30, 2013 and $8 and $5 for the three and six months ended June 30, 2012, respectively)	(83,489)	803	(91,337)	30,112
Adjustment for reclassification of net realized gains recognized in net income, net of tax	—	(9)	(3,081)	(19)
Foreign currency translation adjustment	(1,569)	3,909	1,317	1,408
Other comprehensive (loss) income	(85,058)	4,703	(93,101)	31,501
Comprehensive income (loss)	(61,727)	19,309	(41,663)	66,485
Net income attributable to noncontrolling interest	(32)	(65)	(59)	(66)
Other comprehensive (income) loss attributable to noncontrolling interest	(5)	6	6	(2)
Comprehensive income attributable to noncontrolling interest	(37)	(59)	(53)	(68)
Comprehensive income (loss) attributable to Maiden shareholders	$(61,764)	$19,250	$(41,716)	$66,417

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2013	2012
Preference shares - Series A
Beginning balance	$150,000	$—
Ending balance	150,000	—
Common shares
Beginning balance	733	732
Exercise of options and issuance of shares	2	—
Ending balance	735	732
Additional paid-in capital
Beginning balance	575,869	579,004
Exercise of options and issuance of common shares	931	162
Share based compensation expense	1,160	652
Ending balance	577,960	579,818
Accumulated other comprehensive income
Beginning balance	141,130	64,059
Change in net unrealized (losses) gains on investments, net	(94,418)	30,093
Foreign currency translation adjustments	1,323	1,406
Ending balance	48,035	95,558
Retained earnings
Beginning balance	151,308	128,648
Net income attributable to Maiden common shareholders	51,379	34,918
Dividends on preference shares	(6,188)	—
Dividends on common shares	(13,063)	(11,561)
Ending balance	183,436	152,005
Treasury shares
Beginning balance	(3,801)	(3,801)
Ending balance	(3,801)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	372	338
Dividend paid to noncontrolling interest	(29)	—
Net income attributable to noncontrolling interest	59	66
Foreign currency translation adjustments	(6)	2
Ending balance	396	406
Total equity	$956,761	$824,718

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2013	2012
Cash flows from operating activities:
Net income	$51,438	$34,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,591	3,244
Net realized (gains) losses on investment	(3,230)	1,574
Foreign exchange and other gains	(2,596)	(105)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	8,230	3,798
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(167,309)	(73,478)
Funds withheld	(2,873)	(932)
Prepaid reinsurance premiums	(10,219)	(9,056)
Reinsurance recoverable on unpaid losses	9,712	(26,367)
Accrued investment income	(540)	(5,307)
Deferred commission and other acquisition expenses	(44,644)	(21,786)
Other assets	10,645	(10,154)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	111,408	126,981
Unearned premiums	195,538	144,080
Accrued expenses and other liabilities	(8,091)	(1,108)
Net cash provided by operating activities	150,060	166,368
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(630,576)	(674,238)
Purchases of fixed-maturity securities – trading and short sales	—	(102,073)
Purchases of other investments	(1,538)	(594)
Proceeds from sales of fixed maturities – available-for-sale	202,486	104,125
Proceeds from sales of fixed-maturity securities – trading and short sales	—	49,883
Proceeds from maturities and calls of fixed maturities	264,264	211,807
Proceeds from redemption of other investments	168	160
Decrease in restricted cash and cash equivalents	36,112	30,478
Other, net	1,055	(176)
Net cash used in investing activities	(128,029)	(380,628)
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	—	96,594
Common share issuance	933	162
Dividends paid to common shareholders	(6,543)	(11,558)
Dividends paid to preference shareholders	(6,188)	—
Net cash (used in) provided by financing activities	(11,798)	85,198
Effect of exchange rate changes on foreign currency cash	(2,401)	(90)
Net increase (decrease) in cash and cash equivalents	7,832	(129,152)
Cash and cash equivalents, beginning of period	81,543	188,082
Cash and cash equivalents, end of period	$89,375	$58,930
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

2. Recent Accounting Pronouncements

Recently Adopted Accounting Standards Updates

Comprehensive Income - Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU expands the current disclosure guidance by requiring entities to present separately, for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. Entities may present the disaggregation either on the face of the statement where net income is presented or in the notes to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption of the guidance is permitted and shall be applied prospectively. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

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

Furthermore, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists

On July 18, 2013, FASB issued ASU 2013-11 which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under this ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

•
To the extent a NOL carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position; and

•	The entity does not intend to use the deferred tax asset for this purpose.

If either of these conditions exists, an entity should present an unrecognized benefit in the financial statements as a liability and should not net the unrecognizable tax benefit with a deferred tax asset.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Recent Accounting Pronouncements (continued)

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

3. Segments

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (formerly known as ACAC Quota Share) See "Note 13. Subsequent Events" for additional information related to the NGHC Quota Share segment. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

Fee-generating business, which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company.

To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts with Maiden Insurance Company Ltd. ("Maiden Bermuda"), a proportionate share of the fee is offset against the related acquisition expense. To the extent that fee business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's unaudited Condensed Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

The following tables summarize the underwriting results of our operating segments:

For the Three Months Ended June 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$134,934	$290,578	$72,437	$497,949
Net premiums earned	$178,336	$261,404	$73,533	$513,273
Other insurance revenue	2,780	—	—	2,780
Net loss and loss adjustment expenses	(120,837)	(172,925)	(49,585)	(343,347)
Commission and other acquisition expenses	(44,438)	(76,198)	(22,936)	(143,572)
General and administrative expenses	(11,153)	(505)	(179)	(11,837)
Underwriting income	$4,688	$11,776	$833	$17,297
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized losses on investment				20,692
Amortization of intangible assets				(945)
Foreign exchange and other gains				1,049
Interest and amortization expenses				(9,570)
Other general and administrative expenses				(4,980)
Income tax expense				(212)
Income attributable to noncontrolling interest				(32)
Dividends on preference shares				(3,094)
Net income attributable to Maiden common shareholders				$20,205

Net loss and loss adjustment expense ratio*	66.7%	66.2%	67.4%	66.5%
Commission and other acquisition expense ratio**	24.5%	29.1%	31.2%	27.8%
General and administrative expense ratio***	6.2%	0.2%	0.3%	3.3%
Combined ratio****	97.4%	95.5%	98.9%	97.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Three Months Ended June 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$143,981	$195,629	$72,350	$411,960
Net premiums earned	$199,130	$167,816	$70,170	$437,116
Other insurance revenue	2,274	—	—	2,274
Net loss and loss adjustment expenses	(138,420)	(116,755)	(45,260)	(300,435)
Commission and other acquisition expenses	(47,945)	(44,590)	(22,128)	(114,663)
General and administrative expenses	(12,145)	(530)	(194)	(12,869)
Underwriting income	$2,894	$5,941	$2,588	$11,423
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized losses on investment				17,146
Amortization of intangible assets				(1,091)
Foreign exchange losses				(874)
Interest and amortization expenses				(9,568)
Other general and administrative expenses				(2,339)
Income tax expense				(91)
Income attributable to noncontrolling interest				(65)
Net income attributable to Maiden common shareholders				$14,541

Net loss and loss adjustment expense ratio*	68.7%	69.6%	64.5%	68.4%
Commission and other acquisition expense ratio**	23.8%	26.6%	31.5%	26.1%
General and administrative expense ratio***	6.1%	0.3%	0.3%	3.4%
Combined ratio****	98.6%	96.5%	96.3%	97.9%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Six Months Ended June 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$402,544	$635,396	$149,068	$1,187,008
Net premiums earned	$374,585	$481,692	$145,438	$1,001,715
Other insurance revenue	7,995	—	—	7,995
Net loss and loss adjustment expenses	(261,600)	(318,570)	(98,072)	(678,242)
Commission and other acquisition expenses	(89,220)	(141,330)	(45,352)	(275,902)
General and administrative expenses	(21,951)	(994)	(353)	(23,298)
Underwriting income	$9,809	$20,798	$1,661	$32,268
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				45,954
Amortization of intangible assets				(1,890)
Foreign exchange and other gains				2,596
Interest and amortization expenses				(19,140)
Other general and administrative expenses				(7,614)
Income tax expense				(736)
Income attributable to noncontrolling interest				(59)
Dividends on preference shares				(6,188)
Net income attributable to Maiden common shareholders				$45,191

Net loss and loss adjustment expense ratio*	68.4%	66.1%	67.4%	67.2%
Commission and other acquisition expense ratio**	23.3%	29.3%	31.2%	27.3%
General and administrative expense ratio***	5.7%	0.3%	0.3%	3.1%
Combined ratio****	97.4%	95.7%	98.9%	97.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Six Months Ended June 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$432,277	$421,644	$148,872	$1,002,793
Net premiums earned	$403,593	$335,695	$136,324	$875,612
Other insurance revenue	7,028	—	—	7,028
Net loss and loss adjustment expenses	(270,812)	(229,611)	(87,929)	(588,352)
Commission and other acquisition expenses	(112,094)	(91,759)	(43,068)	(246,921)
General and administrative expenses	(22,593)	(909)	(367)	(23,869)
Underwriting income	$5,122	$13,416	$4,960	$23,498
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized losses on investment				36,948
Amortization of intangible assets				(2,181)
Foreign exchange gains				105
Interest and amortization expenses				(17,246)
Other general and administrative expenses				(5,170)
Income tax expense				(970)
Income attributable to noncontrolling interest				(66)
Net income attributable to Maiden common shareholders				$34,918

Net loss and loss adjustment expense ratio*	66.0%	68.4%	64.5%	66.7%
Commission and other acquisition expense ratio**	27.3%	27.3%	31.6%	28.0%
General and administrative expense ratio***	5.5%	0.3%	0.3%	3.2%
Combined ratio****	98.8%	96.0%	96.4%	97.9%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

June 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$304,635	$284,286	$96,174	$685,095
Funds withheld	43,706	—	—	43,706
Prepaid reinsurance premiums	48,944	—	—	48,944
Reinsurance recoverable on unpaid losses	101,143	—	—	101,143
Deferred commission and other acquisition expenses	84,080	195,848	34,911	314,839
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	92,503	—	—	92,503
Restricted cash and cash equivalents and investments	1,096,736	964,770	95,464	2,156,970
Other assets	6,485	—	—	6,485
Total assets - operating segments	1,778,232	1,612,879	226,549	3,617,660
Corporate assets	—	—	—	788,190
Total Assets	$1,778,232	$1,612,879	$226,549	$4,405,850

December 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$260,161	$170,983	$91,470	$522,614
Funds withheld	42,712	—	—	42,712
Prepaid reinsurance premiums	38,725	—	—	38,725
Reinsurance recoverable on unpaid losses	110,858	—	—	110,858
Deferred commission and other acquisition expenses	83,287	153,530	33,852	270,669
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	94,393	—	—	94,393
Restricted cash and cash equivalents and investments	1,219,454	857,013	90,851	2,167,318
Other assets	5,864	—	—	5,864
Total assets - operating segments	1,855,454	1,349,501	216,173	3,421,128
Corporate assets	—	—	—	717,035
Total Assets	$1,855,454	$1,349,501	$216,173	$4,138,163

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,
	2013		2012
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$16,556	3.3%	$35,855	8.7%
Casualty	88,793	17.8%	82,762	20.1%
Accident and Health	7,080	1.4%	5,838	1.4%
International	22,505	4.5%	19,526	4.7%
Total Diversified Reinsurance	134,934	27.0%	143,981	34.9%
AmTrust Quota Share Reinsurance
Small Commercial Business	136,208	27.4%	81,882	19.9%
Specialty Program	38,669	7.8%	26,758	6.5%
Specialty Risk and Extended Warranty	115,701	23.2%	86,989	21.1%
Total AmTrust Quota Share Reinsurance	290,578	58.4%	195,629	47.5%
NGHC Quota Share
Automobile Liability	41,585	8.4%	35,401	8.6%
Automobile Physical Damage	30,852	6.2%	36,949	9.0%
Total NGHC Quota Share	72,437	14.6%	72,350	17.6%
	$497,949	100.0%	$411,960	100.0%

	For the Three Months Ended June 30,
	2013		2012
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$27,771	5.4%	$55,903	12.8%
Casualty	116,838	22.8%	111,008	25.4%
Accident and Health	9,729	1.9%	10,727	2.5%
International	23,998	4.7%	21,492	4.9%
Total Diversified Reinsurance	178,336	34.8%	199,130	45.6%
AmTrust Quota Share Reinsurance
Small Commercial Business	117,566	22.9%	69,907	16.0%
Specialty Program	32,115	6.2%	22,948	5.2%
Specialty Risk and Extended Warranty	111,723	21.8%	74,961	17.1%
Total AmTrust Quota Share Reinsurance	261,404	50.9%	167,816	38.3%
NGHC Quota Share
Automobile Liability	42,473	8.3%	36,657	8.4%
Automobile Physical Damage	31,060	6.0%	33,513	7.7%
Total NGHC Quota Share	73,533	14.3%	70,170	16.1%
	$513,273	100.0%	$437,116	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

	For the Six Months Ended June 30,
	2013		2012
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$86,078	7.3%	$115,961	11.6%
Casualty	237,216	20.0%	234,701	23.4%
Accident and Health	22,609	1.8%	25,310	2.5%
International	56,641	4.8%	56,305	5.6%
Total Diversified Reinsurance	402,544	33.9%	432,277	43.1%
AmTrust Quota Share Reinsurance
Small Commercial Business	298,226	25.1%	172,174	17.2%
Specialty Program	73,615	6.2%	48,946	4.9%
Specialty Risk and Extended Warranty	263,555	22.2%	200,524	20.0%
Total AmTrust Quota Share Reinsurance	635,396	53.5%	421,644	42.1%
NGHC Quota Share
Automobile Liability	85,924	7.2%	79,269	7.9%
Automobile Physical Damage	63,144	5.4%	69,603	6.9%
Total NGHC Quota Share	149,068	12.6%	148,872	14.8%
	$1,187,008	100.0%	$1,002,793	100.0%

	For the Six Months Ended June 30,
	2013		2012
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$75,318	7.5%	$114,051	13.0%
Casualty	233,897	23.4%	214,987	24.6%
Accident and Health	18,362	1.8%	21,371	2.4%
International	47,008	4.7%	53,184	6.1%
Total Diversified Reinsurance	374,585	37.4%	403,593	46.1%
AmTrust Quota Share Reinsurance
Small Commercial Business	219,823	22.0%	136,799	15.6%
Specialty Program	65,461	6.5%	50,586	5.8%
Specialty Risk and Extended Warranty	196,408	19.6%	148,310	16.9%
Total AmTrust Quota Share Reinsurance	481,692	48.1%	335,695	38.3%
NGHC Quota Share
Automobile Liability	84,103	8.4%	74,794	8.6%
Automobile Physical Damage	61,335	6.1%	61,530	7.0%
Total NGHC Quota Share	145,438	14.5%	136,324	15.6%
	$1,001,715	100.0%	$875,612	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,635	$811	$—	$17,446
U.S. agency bonds – mortgage-backed	1,221,606	16,336	(19,456)	1,218,486
U.S. agency bonds – other	11,683	1,173	—	12,856
Non-U.S. government bonds	58,668	731	(918)	58,481
Other mortgage-backed bonds	27,629	28	(194)	27,463
Corporate bonds	1,317,054	74,091	(24,505)	1,366,640
Municipal bonds	12,595	900	—	13,495
Total available-for-sale fixed maturities	2,665,870	94,070	(45,073)	2,714,867
Other investments	4,087	364	(13)	4,438
Total investments	$2,669,957	$94,434	$(45,086)	$2,719,305

December 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$42,671	$1,260	$—	$43,931
U.S. agency bonds – mortgage-backed	962,649	30,998	(1,473)	992,174
U.S. agency bonds – other	11,682	1,407	—	13,089
Non-U.S. government bonds	55,169	2,264	—	57,433
Other mortgage-backed bonds	23,167	901	—	24,068
Corporate bonds	1,247,260	113,386	(6,492)	1,354,154
Municipal bonds	132,604	1,244	—	133,848
Total available-for-sale fixed maturities	2,475,202	151,460	(7,965)	2,618,697
Other investments	2,599	353	(51)	2,901
Total investments	$2,477,801	$151,813	$(8,016)	$2,621,598

The contractual maturities of our fixed maturities, available-for-sale as of June 30, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

June 30, 2013	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$89,450	$90,778	3.3%
Due after one year through five years	397,591	419,897	15.5%
Due after five years through ten years	880,828	907,750	33.4%
Due after ten years	48,766	50,493	1.9%
	1,416,635	1,468,918	54.1%
U.S. agency bonds – mortgage-backed	1,221,606	1,218,486	44.9%
Other mortgage-backed bonds	27,629	27,463	1.0%
Total	$2,665,870	$2,714,867	100.0%

The following tables summarize our available-for-sale fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$627,532	$(19,210)	$9,104	$(246)	$636,636	$(19,456)
Non–U.S. government bonds	27,630	(918)	—	—	27,630	(918)
Corporate bonds	343,524	(21,309)	123,920	(3,196)	467,444	(24,505)
Other mortgage-backed bonds	13,027	(194)	—	—	13,027	(194)
	1,011,713	(41,631)	133,024	(3,442)	1,144,737	(45,073)
Other investments	—	—	2,499	(13)	2,499	(13)
Total temporarily impaired available-for-sale fixed maturities and other investments	$1,011,713	$(41,631)	$135,523	$(3,455)	$1,147,236	$(45,086)

As of June 30, 2013, there were approximately 118 securities in an unrealized loss position with a fair value of $1,147,236 and unrealized losses of $45,086. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $135,523 and unrealized losses of $3,455.

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

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2013, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and six months ended June 30, 2013 and 2012, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at June 30, 2013 were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2013.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of June 30, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,635	$17,446	0.6%
U.S. agency bonds	1,233,289	1,231,342	45.4%
AAA	161,591	169,409	6.2%
AA+, AA, AA-	72,411	78,688	2.9%
A+, A, A-	477,802	501,369	18.5%
BBB+, BBB, BBB-	665,760	678,419	25.0%
BB+ or lower	38,382	38,194	1.4%
Total	$2,665,870	$2,714,867	100.0%

Rating* as of December 31, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,671	$43,931	1.7%
U.S. agency bonds	974,331	1,005,263	38.4%
AAA	171,136	183,950	7.0%
AA+, AA, AA-	186,495	196,797	7.5%
A+, A, A-	477,236	515,383	19.7%
BBB+, BBB, BBB-	587,858	637,089	24.3%
BB+ or lower	35,475	36,284	1.4%
Total	$2,475,202	$2,618,697	100.0%

*Ratings as assigned by Standard & Poor’s ("S&P")

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	June 30, 2013		December 31, 2012
Investments in limited partnerships	$3,438	77.5%	$2,901	100.0%
Other	1,000	22.5%	—	—%
Total other investments	$4,438	100.0%	$2,901	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $2,562 as of June 30, 2013.

(c) Realized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of realized gains (losses) on investment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30, 2013	Gross gains	Gross losses	Net
Other investments	$—	$(53)	$(53)
Net realized losses on investment	$—	$(53)	$(53)

For the Three Months Ended June 30, 2012	Gross gains	Gross losses	Net
Trading securities and short sales	$—	$(2,948)	$(2,948)
Other investments	9	—	9
Net realized losses on investment	$9	$(2,948)	$(2,939)

For the Six Months Ended June 30, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,112	$—	$3,112
Other investments	171	(53)	118
Net realized gains on investment	$3,283	$(53)	$3,230

For the Six Months Ended June 30, 2012	Gross gains	Gross losses	Net
Trading securities and short sales	$—	$(1,593)	$(1,593)
Other investments	20	(1)	19
Net realized losses on investment	$20	$(1,594)	$(1,574)

Proceeds from sales of fixed maturities classified as available-for-sale were $202,486 and $104,125 for the six months ended June 30, 2013 and 2012, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Net unrealized gains on available-for-sale fixed maturities and other investments was as follows:

	June 30, 2013	December 31, 2012
Available-for-sale fixed maturities	$48,997	$143,495
Other investments	351	302
Total net unrealized gains	49,348	143,797
Deferred income tax expense	(101)	(132)
Net unrealized gains, net of deferred income tax	$49,247	$143,665
Change in net unrealized (losses) gains, net of deferred income tax	$(94,418)	$79,928

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

	June 30, 2013	December 31, 2012
Restricted cash and cash equivalents – third party agreements	$87,723	$97,695
Restricted cash and cash equivalents – related party agreements	7,647	33,882
Restricted cash and cash equivalents – U.S. state regulatory authorities	845	750
Total restricted cash and cash equivalents	96,215	132,327
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2013 – $969,747; 2012 – $1,048,827)	989,954	1,101,971
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2013 – $1,027,277; 2012 – $851,873)	1,057,570	919,557
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2013 – $12,737; 2012 – $12,744)	13,231	13,463
Total restricted investments	2,060,755	2,034,991
Total restricted cash and cash equivalents and investments	$2,156,970	$2,167,318

5. Fair Value of Financial Instruments

(a) Fair Values of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price to sell an asset or transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities, U.S. Treasury securities, and listed derivatives that are actively traded;

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: listed derivatives that are not actively traded; U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); short-duration high yield fund, and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts); and

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge and credit funds with partial transparency; and collateralized loan obligation (“CLO”) — equity tranche securities that are traded in less liquid markets.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2013.

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

Other investments — The fair values of the investments in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy.

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

At June 30, 2013 and December 31, 2012, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$17,446	$—	$—	$17,446
U.S. agency bonds – mortgage-backed	—	1,218,486	—	1,218,486
U.S. agency bonds – other	—	12,856	—	12,856
Non-U.S. government bonds	—	58,481	—	58,481
Other mortgage-backed bonds	—	27,463	—	27,463
Corporate bonds	—	1,366,640	—	1,366,640
Municipal bonds	—	13,495	—	13,495
Other investments	—	—	4,438	4,438
Total	$17,446	$2,697,421	$4,438	$2,719,305
As a percentage of total assets	0.4%	61.2%	0.1%	61.7%

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$43,931	$—	$—	$43,931
U.S. agency bonds – mortgage-backed	—	992,174	—	992,174
U.S. agency bonds – other	—	13,089	—	13,089
Non-U.S. government bonds	—	57,433	—	57,433
Other mortgage-backed bonds	—	24,068	—	24,068
Corporate bonds	—	1,354,154	—	1,354,154
Municipal bonds	—	133,848	—	133,848
Other investments	—	—	2,901	2,901
Total	$43,931	$2,574,766	$2,901	$2,621,598
As a percentage of total assets	1.1%	62.2%	0.1%	63.4%

The Company utilized a pricing service to estimate fair value measurements for approximately 99.8% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

Other investments:  The Company has $4,438 or approximately 0.2% of its investment portfolio in limited partnerships and other investments where the fair value estimate of the investments in limited partnerships is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended
Other investments:	June 30, 2013	June 30, 2012
Balance at beginning of period	$3,220	$2,430
Net realized gains – included in net income	—	9
Net realized losses – included in net income	(53)	—
Change in net unrealized gains – included in other comprehensive income	118	40
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	1,248	286
Sales and redemptions	(95)	(68)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$4,438	$2,697
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Six Months Ended
Other investments:	June 30, 2013	June 30, 2012
Balance at beginning of period	$2,901	$2,192
Net realized gains – included in net income	118	19
Net realized losses – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income	49	52
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	1,538	594
Sales and redemptions	(168)	(160)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$4,438	$2,697
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated debt as of June 30, 2013 and December 31, 2012:

		June 30, 2013		December 31, 2012
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$113,305	$107,500	$112,832
2012 Senior Notes	8.00%	100,000	108,400	100,000	105,600
Junior Subordinated Debt	14.00%	126,348	160,056	126,317	166,919

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

The following table shows an analysis of goodwill and intangible assets as of June 30, 2013 and December 31, 2012:

June 30, 2013	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(24,936)	26,464	15 years double declining
Net balance	$117,439	$(24,936)	$92,503

December 31, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(23,046)	28,354	15 years double declining
Net balance	$117,439	$(23,046)	$94,393

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three and six months ended June 30, 2013 and 2012. The estimated amortization expenses for the next five years are:

2013 (remainder of the year)	$1,891
2014	3,276
2015	2,840
2016	2,461
2017	2,133

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt (continued)

The issuance costs related to the 2011 Senior Notes were capitalized and is being amortized over the life of the notes. Amortization expense for the three and six months ended June 30, 2013 was $23 and $46, respectively (June 30, 2012 - $23 and $46, respectively).

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011. Interest expense for the three and six months ended June 30, 2013 was $2,217 and $4,434, respectively (June 30, 2012 - $2,217 and $4,434, respectively), out of which $394 was accrued as of June 30, 2013 (December 31, 2012 - $394).

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after placement agent fees and other expenses of $3,406. The issuance costs related to the 2012 Senior Notes were capitalized and are being amortized over the life of the notes. Amortization expense for the three and six months ended June 30, 2013 was $28 and $56, respectively (June 30, 2012 - $28 and $29, respectively).

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012. Interest expense for the three and six months ended June 30, 2013 was $2,000 and $4,000, respectively (June 30, 2012 - $2,000 and $2,111, respectively), out of which $111 was accrued as of June 30, 2013 (December 31, 2012 - $111).

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

As of June 30, 2013, the stated value of the Junior Subordinated Debt was $126,348 which comprises the principal amount of $152,500 less the unamortized discount of $26,152. Amortization expense for the three and six months ended June 30, 2013 were $16 and $31, respectively (June 30, 2012 - $13 and $26, respectively). Interest expense for the three and six months ended June 30, 2013 were $5,338 and $10,675, respectively (June 30, 2012 - $5,338 and $10,675, respectively), out of which $4,448 was accrued as of June 30, 2013 (December 31, 2012 - $4,448).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 58% of the outstanding shares of AmTrust. In addition, on June 5, 2013, AmTrust converted its 53,054 shares of Series A Preferred Stock of National General Holdings Corp. ("NGHC") (formerly known as American Capital Acquisition Corporation, or ACAC) into 42,958 shares of NGHC common stock, par value $0.01 per share, which became 12,295,430 shares of common stock after NGHC effected a 286.22:1 stock split on June 6, 2013.  On June 6, 2013, NGHC issued 21,850,000 shares of common stock in a 144A offering, which resulted in AmTrust owning 15.4% of the issued and outstanding shares of NGHC common stock, Michael Karfunkel owning 15.8% of the outstanding shares of NGHC common stock and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel) owning 41.4% of the outstanding shares of NGHC common stock.

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

The Company recorded approximately $71,284 and $132,412 of ceding commission expense for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $41,250 and $85,129, respectively) as a result of this transaction.

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

For the three and six months ended June 30, 2013, the Company recorded approximately $1,645 and $2,896, respectively (June 30, 2012 - $1,242 and $2,434, respectively) of commission expense as a result of this transaction.

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

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded approximately $182 and $689 of premiums earned ceded and $28 and $156 of ceding commission for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $2,734 and $5,034 of premiums earned ceded and $821 and $1,517 of ceding commission, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

Pursuant to the latest amendment, Maiden US now receives 100% of the premium and reinsures 100% of the gross liabilities incurred (from the effective date). Under this agreement, as amended, Maiden US recorded approximately $1,138 and $1,875 of premiums earned and $57 and $94 of commission expense for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $367 and $651 of premiums earned and $18 and $33 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net written premiums varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $150 and $199 of net premiums earned and $29 and $56 of commission expense for the three and six months ended June 30, 2013, respectively ($47 and $9 net premiums earned and commission expense for the three months ended June 30, 2012, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of June 30, 2013 and December 31, 2012 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as Withheld Funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of June 30, 2013 was approximately $964,770 (December 31, 2012 - $857,013) and the accrued interest was $7,271 (December 31, 2012 - $6,967). (See Note 4(d)).

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $3,267 and $6,021 of reinsurance brokerage expense for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $2,098 and $4,196, respectively) and deferred reinsurance brokerage of $8,210 as of June 30, 2013 (December 31, 2012 - $6,299) as a result of this agreement.

The Company paid brokerage fees to AmTrust NA of $0 and $1 for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $0 and $0, respectively) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, we entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,061 and $2,102 of investment management fees for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $885 and $1,715, respectively) as a result of this agreement.

Other

On March 1, 2011, we entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The initial lease was for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and six months ended June 30, 2013, the Company recorded an expense of $19 and $19, respectively (June 30, 2012 - $13 and $32, respectively) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“NGHC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, ACP Re Ltd., a Bermuda reinsurer which is a wholly owned indirect subsidiary of the Annuity Trust, and AmTrust, as reinsurers. Maiden Bermuda has a 50% participation in the NGHC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business. The NGHC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The NGHC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda's participation in the NGHC Quota Share may be terminated by NGHC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the NGHC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. NGHC also may terminate the agreement on 60 days written notice following the effective date of initial public offering or private placement of stock by NGHC or a subsidiary. Maiden Bermuda may terminate its participation in the NGHC Quota Share on 60 days written notice in the event NGHC is subject to a change of control, ceases writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda's consent or fails to remit premium as required by the terms of the NGHC Quota Share.

The NGHC Quota Share provided that the reinsurers paid a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.The ceding commission was subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% (no change) and a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions.

See "Note 13. Subsequent Events" for additional information related to the NGHC Quota Share reinsurance agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

Maiden Bermuda recorded approximately $22,101 and $43,698 of ceding commission expense for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $21,402 and $41,579, respectively) as a result of this transaction.

Other

Effective April 1, 2013, Maiden US entered into a Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2013 through March 31, 2014. Maiden US is liable, under layer 1 of this agreement, for 100% of the net loss for each covered person per agreement year in excess of the $1,000 retention (each covered person per agreement year). Under this layer, Maiden US's liability shall not exceed $4,000 per covered person per agreement year. Maiden US is also liable, under layer 2 of this agreement, for 100% of net loss for each covered person per agreement year in excess of layer 1. Maiden US' liability under this section shall not exceed $5,000 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US indemnifies extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2014 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under this agreement, Maiden US recorded approximately $9 of premiums earned for the three months ended June 30, 2013.

Effective September 12, 2012, our indirect wholly owned subsidiary, Maiden Re Insurance Services, LLC ("Maiden Re"), entered into a consulting agreement with Integon Association Management LLC ("Integon"), a wholly owned subsidiary of NGHC, pursuant to which Maiden Re has agreed to provide to Integon underwriting, and pricing support for a fee of $25 per month, and also a fee of $0.1 for each policy quote evaluation and an additional $0.1 for each policy re-quote evaluation. The initial term of this agreement is for a period of one year, unless terminated earlier by either party. This agreement shall be renewed automatically upon expiration of the initial term for successive one year periods, unless a party delivers written notice of non-renewal to the other party at least 120 days before the end of the initial term or any renewal term. The Company recorded $85 and $166 consulting fee income for the three and six months ended June 30, 2013, respectively.

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company ("New South"), a wholly owned subsidiary of NGHC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this run-off business. For the three and six months ended June 30, 2013 and 2012, no premiums were ceded to New South and no commission income was earned by the Company.

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 2011 Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company. The proceeds from the 2011 Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities. The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms. ACP Re, Ltd. accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011. George Karfunkel purchased $25,000, and NGHC and AII each purchased $12,500, of the principal amount of the 2011 Senior Notes. The Company's Audit Committee reviewed and approved NGHC's, AII's, and George Karfunkel's participation in the 2011 Senior Notes offering.

9. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013	2012
Net income attributable to Maiden common shareholders	$20,205	$14,541
Amount allocated to participating common shareholders (1)	(26)	—
Net income allocated to Maiden common shareholders	$20,179	$14,541

Weighted average number of common shares outstanding – basic	72,454,400	72,258,550
Potentially dilutive securities:
Share options and restricted share units	1,229,901	782,376
Weighted average number of common shares outstanding – diluted	73,684,301	73,040,926
Basic earnings per share attributable to Maiden common shareholders:	$0.28	$0.20
Diluted earnings per share attributable to Maiden common shareholders:	$0.27	$0.20

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Earnings per Common Share (continued)

For the Six Months Ended June 30,	2013	2012
Net income attributable to Maiden common shareholders	$45,191	$34,918
Amount allocated to participating common shareholders (1)	(68)	—
Net income allocated to Maiden common shareholders	$45,123	$34,918

Weighted average number of common shares outstanding – basic	72,435,982	72,242,440
Potentially dilutive securities:
Share options and restricted share units	1,160,812	821,219
Weighted average number of common shares outstanding – diluted	73,596,794	73,063,659
Basic earnings per share attributable to Maiden common shareholders:	$0.62	$0.48
Diluted earnings per share attributable to Maiden common shareholders:	$0.61	$0.48

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to Company's employees under the 2007 Share Incentive Plan.

As of June 30, 2013, 1,750,300 share options (June 30, 2012 - 2,120,257) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

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

During the three and six months ended June 30, 2013, the Company declared and paid $3,094 and $6,188 in preference share dividends, respectively.

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2013 and 2012.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Shareholders' Equity (continued)

For the Three Months Ended June 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$132,736	$347	$133,083
Other comprehensive loss before reclassifications	(83,489)	(1,569)	(85,058)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive loss	(83,489)	(1,569)	(85,058)
Ending balance	49,247	(1,222)	48,025
Noncontrolling interest	—	(10)	(10)
Ending balance, Maiden shareholders	$49,247	$(1,212)	$48,035

For the Three Months Ended June 30, 2012	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$93,036	$(2,187)	$90,849
Other comprehensive income before reclassifications	803	3,909	4,712
Amounts reclassified from accumulated other comprehensive income	(9)	—	(9)
Net current period other comprehensive income	794	3,909	4,703
Ending balance	93,830	1,722	95,552
Noncontrolling interest	—	(6)	(6)
Ending balance, Maiden shareholders	$93,830	$1,728	$95,558

For the Six Months Ended June 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive income (loss) before reclassifications	(91,337)	1,317	(90,020)
Amounts reclassified from accumulated other comprehensive income	(3,081)	—	(3,081)
Net current period other comprehensive (loss) income	(94,418)	1,317	(93,101)
Ending balance	49,247	(1,222)	48,025
Noncontrolling interest	—	(10)	(10)
Ending balance, Maiden shareholders	$49,247	$(1,212)	$48,035

For the Six Months Ended June 30, 2012	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$63,737	$314	$64,051
Other comprehensive income before reclassifications	30,112	1,408	31,520
Amounts reclassified from accumulated other comprehensive income	(19)	—	(19)
Net current period other comprehensive income	30,093	1,408	31,501
Ending balance	93,830	1,722	95,552
Noncontrolling interest	—	(6)	(6)
Ending balance, Maiden shareholders	$93,830	$1,728	$95,558

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share based compensation expense in the amount of $851 and $1,160 for the three and six months ended June 30, 2013, respectively (June 30, 2012 - $367 and $652, respectively).

The key assumptions used in determining the fair value of options granted in the three and six months ended June 30, 2013 and a summary of the methodology applied to develop each assumption are as follows:

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Share Based Compensation (continued)

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2013	2,705,027	$6.82	6.54 years
Granted	42,500	$10.70	9.91 years
Exercised	(73,580)	$8.06	—
Forfeited	(372)	$7.67	—
Outstanding, June 30, 2013	2,673,575	$6.85	6.39 years

For the Three Months Ended June 30, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2012	2,849,601	$6.55	7.35 years
Granted	27,000	$8.24	9.88 years
Exercised	(4,770)	$3.77	—
Forfeited	(1,250)	$7.21	—
Outstanding, June 30, 2012	2,870,581	$6.62	7.13 years

For the Six Months Ended June 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	2,795,437	$6.70	6.75 years
Granted	49,000	$10.61	9.88 years
Exercised	(170,490)	$5.47	—
Forfeited	(372)	$7.67	—
Outstanding, June 30, 2013	2,673,575	$6.85	6.39 years

For the Six Months Ended June 30, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2011	2,916,143	$6.61	7.55 years
Granted	49,500	$8.77	9.78 years
Exercised	(40,154)	$4.06	—
Expired	(51,033)	$9.86	—
Forfeited	(3,875)	$7.14	—
Outstanding, June 30, 2012	2,870,581	$6.62	7.13 years

The weighted average grant date fair value was $2.08 and $2.00 for all options outstanding at June 30, 2013 and 2012, respectively. There was approximately $1,177 and $1,927 of total unrecognized compensation cost related to options as of June 30, 2013 and 2012, respectively.

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

Effective February 19, 2013, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal year 2013-2015. 50% of the payout is based on criteria such as return on equity, underwriting performance, revenue growth and operating expense being met during the performance period, while the other 50% of the payout is at the discretion of the Committee based on individual performance. For the three and six months ended June 30, 2013, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target levels.

CEO Non-Performance-Based Restricted Share Units ("NPB-RSUs")

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

Non-CEO Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company. The award consists of 95,590 restricted shares, 50% of which will vest on the first anniversary of the grant date, with an additional 50% vesting on the second anniversary of the grant date. Each share unit has a fair value of $10.02.

12. Dividends Declared

During the second quarter, the Company's Board of Directors authorized the following quarterly dividends payable to shareholders:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	July 12, 2013	July 1, 2013
Preference shares - Series A	$0.515625	June 17, 2013	June 1, 2013

13. Subsequent Events

Dividends

On August 7, 2013, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	October 15, 2013	October 1, 2013
Preference shares - Series A	$0.515625	September 16, 2013	September 1, 2013

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Subsequent Events (continued)

NGHC Quota Share

On August 1, 2013, the Company received notice from NGHC, that the NGHC Quota Share will be terminated, effective on that date.

The termination is on a run-off basis which means that Maiden Bermuda will continue to earn premium and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company ("Maiden US") and Maiden Insurance Company Ltd. ("Maiden Bermuda") and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. On April 22, 2013, we entered into a transaction which began divesting us of this business commencing on May 1, 2013, consistent with our previously announced intentions with regard to this business. Please see "Recent Developments - Divestiture of Maiden's Excess and Surplus ("E&S") Property Business" on page 42. Maiden Bermuda does not underwrite any primary insurance business. Maiden Life Försäkrings

AB ("Maiden LF") is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global Holdings, Ltd. ("Maiden Global") business development efforts.

We currently operate our business through three segments: Diversified Reinsurance; AmTrust Quota Share Reinsurance; and NGHC Quota Share (formerly known as ACAC Quota Share - please see "Recent Developments - NGHC Quota Share Reinsurance Agreement" for additional information on this segment). As of June 30, 2013, we had approximately $4.4 billion in total assets, $1.0 billion of total shareholders’ equity and $1.3 billion in total capital, which includes shareholders’ equity, the senior notes and the junior subordinated debt.

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the period covered by this report, the reinsurance market has been characterized by significant competition in most lines of business. There has been an influx of new capital from sources not traditionally considered natural investors in the reinsurance industry, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In recent years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. During the first half of 2013, industry experience from catastrophe losses was generally improved from levels in prior years, resulting in positive industry financial results.

Despite the elevated levels of global and U.S. catastrophe losses affecting the industry during this period, industry financial conditions, taken as a whole, have continued to improve through a combination of very positive non-catastrophe underwriting results, enhanced balance sheets resulting from strong fixed income market performance and readily available capital sources for industry participants, including an inflow of capital from non-traditional market participants. As a result, capital positions across the insurance and reinsurance industry appear to remain strong through June 30, 2013.

However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities and relies significantly on investment income to generate acceptable levels of net income. Prior to the second quarter of 2013, yields on these securities had continued to decline and were at historically low levels as U.S. and global policy makers continued to provide record levels of liquidity to their respective economies. Interest rates have been widely forecast to persist at such levels for the foreseeable future. However, during the second quarter of 2013, the U.S. Federal Reserve indicated that it may begin to reduce its liquidity measures later in 2013 or in 2014, depending on economic conditions and other key indicators. In response, fixed income markets adjusted rapidly during the second quarter of 2013, with interest rates and volatility on longer duration assets rising abruptly, resulting in reduced values of fixed income securities. While the likely continued existence of these investment conditions, particularly on shorter duration assets, should continue to adversely impact the results of the property and casualty industry generally, investment income may begin to respond to these changing expectations, possibly reducing the pressure on insurance and reinsurance companies underwriting results.

Although the combined ultimate impact of recent catastrophe activity and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance, broad industry conditions brought about by these events remain supportive of improved pricing in primary insurance markets in the near term. To date however, reinsurance industry financial conditions have limited the amount of enhanced pricing the industry would normally experience during periods of increased catastrophe losses. More recently, 2013 reinsurance renewals for the reinsurance industry appeared to show limited pricing improvement and increasing levels of competition. Accordingly, the scope and tenure of any improved pricing environment and its potential impact on us remains less certain.

As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

 Recent Developments

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

On August 1, 2013, the Company received notice from National General Holdings Corp. ("NGHC") (formerly known as American Capital Acquisition Corporation or ACAC), that the NGHC Quota Share will be terminated, effective on that date.

The termination is on a run-off basis which means that Maiden Bermuda will continue to earn premium and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

Divestiture of Maiden's Excess and Surplus ("E&S") Property Business

On April 22, 2013, we entered into a transaction with Brit Insurance ("Brit") whereby effective May 1, 2013, the Company and Brit's subsidiary, Brit Global Specialty, entered into a temporary 100% quota share reinsurance of E&S business written by Maiden. This arrangement will shortly transition in which Brit assumes the renewal rights of our E&S business through Brit Global Specialty USA ("BGSU"). BGSU will ultimately be writing the renewals of the assumed business into Brit Syndicates 2987. Employees of Maiden Specialty were transitioned to BGSU effective May 1, 2013. We have also entered into supporting transition services and agency agreements with BGSU as part of this transaction. The existing in force E&S business written by the Company as of April 30, 2013 is presently being run-off. In 2012, the annual E&S net premiums written by the Company totaled $19.6 million, which was 1.0% of our 2012 consolidated net premiums written.

Losses Incurred from Catastrophic Events

As we have described, our business model is designed to minimize our exposure to catastrophic property losses. Despite this approach, we periodically do incur losses from such events which exceed our provisions for normalized catastrophe activity.

In 2012, we incurred significant losses as a result of Superstorm Sandy which struck the Northeast U.S. on October 29, 2012. Maiden's exposure to this event emanated predominantly from the Company's excess property insurance business written by Maiden Specialty (we have now entered into a transaction to divest the Company of this business, as discussed above), and to a lesser extent from the U.S. assumed treaty reinsurance business written by Maiden US and the NGHC Quota Share. As of June 30, 2013, our estimate of ultimate losses for Superstorm Sandy was $31.1 million, unchanged from December 31, 2012.

Other U.S.-based catastrophe experience in 2012 and 2013 were within the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts.

Issuance of Preference Shares

On August 22, 2012, the Company issued six million 8.25% Preference Shares - Series A, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering, after deducting expenses and underwriting discounts of $5.0 million. The Preference Shares have no stated maturity date and are redeemable in whole or in part at the option of the Company any time on or after August 29, 2017 at a redemption price of $25 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

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

Second quarter and six months ended June 30, 2013 Financial Highlights

For the Three Months Ended June 30,	2013	2012	% Change
Consolidated Results of Operations	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$20.2	$14.5	39.0%
Operating earnings(1)	$20.4	$19.7	3.7%
Basic earnings per common share:
Net income	$0.28	$0.20	40.0%
Operating earnings(1)	$0.28	$0.27	3.7%
Diluted earnings per common share:
Net income	$0.27	$0.20	35.0%
Operating earnings(1)	$0.28	$0.27	3.7%
Dividends per common share	$0.09	$0.08	12.5%
Dividends per preference share - Series A	$0.515625	$—	NM
Annualized operating return on average common shareholders' equity(1)	9.7%	9.7%	—%
Gross premiums written	$535.5	$445.2	20.3%
Net premiums earned	$513.3	$437.1	17.4%
Underwriting income	$17.3	$11.4	51.4%
Net investment income	$20.7	$20.1	3.3%

For the Six Months Ended June 30,	2013	2012	% Change
Consolidated Results of Operations	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$45.2	$34.9	29.4%
Operating earnings(1)	$41.5	$39.1	6.2%
Basic earnings per common share:
Net income	$0.62	$0.48	29.2%
Operating earnings(1)	$0.57	$0.54	5.6%
Diluted earnings per common share:
Net income	$0.61	$0.48	27.1%
Operating earnings(1)	$0.56	$0.53	5.7%
Dividends per common share	$0.18	$0.16	12.5%
Dividends per preference share - Series A	$1.031250	$—	NM
Annualized operating return on average common shareholders' equity(1)	10.0%	9.9%	1.0%
Gross premiums written	$1,250.2	$1,058.4	18.1%
Net premiums earned	$1,001.7	$875.6	14.4%
Underwriting income	$32.3	$23.5	37.3%
Net investment income	$42.7	$38.5	10.9%

	June 30, 2013	December 31, 2012	% Change
Consolidated Financial Condition	($ in Millions except per share data)
Total investments	$2,719.3	$2,621.6	3.7%
Total assets	$4,405.9	$4,138.2	6.5%
Reserve for loss and loss adjustment expenses	$1,844.1	$1,740.3	6.0%
Total debt	$333.8	$333.8	—%
Maiden common shareholders' equity	$806.4	$865.2	(6.8)%
Total capital resources(2)	$1,290.2	$1,349.0	(4.4)%
Book value per common share(3)	$11.12	$11.96	(7.0)%
Ratio of debt to total capital resources(4)	25.9%	24.7%	4.9%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-generally accepted accounting principles (GAAP) financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

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

Operating Earnings and Operating Earnings per Common Share: In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for U.S. GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

•	Net realized and unrealized gains or losses on investment;

•	Foreign exchange and other gains or losses;

•	Amortization of intangible assets; and

•	Non-cash deferred tax expenses.

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations. For the three and six months ended June 30, 2013 and 2012, there were no such non-recurring items. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$20.2	$14.5	$45.2	$34.9
Add (subtract):
Net realized losses (gains) on investment	0.1	2.9	(3.2)	1.5
Foreign exchange and other (gains) losses	(1.0)	0.9	(2.6)	(0.1)
Amortization of intangible assets	0.9	1.1	1.9	2.2
Non-cash deferred tax expense	0.2	0.3	0.2	0.6
Operating earnings attributable to Maiden common shareholders	$20.4	$19.7	$41.5	$39.1
Operating earnings per common share:
Basic operating earnings per common share	$0.28	$0.27	$0.57	$0.54
Diluted operating earnings per common share	$0.28	$0.27	$0.56	$0.53

Operating Return on Common Equity ("Operating ROCE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROCE, which management believes provides an attractive return to shareholders for the risk assumed. Operating ROCE for the three and six months ended June 30, 2013 and 2012 is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
Operating earnings attributable to common shareholders	$20.4	$19.7	$41.5	$39.1
Opening common shareholders’ equity	$876.3	$810.4	$865.2	$768.6
Ending common shareholders’ equity	$806.4	$824.3	$806.4	$824.3
Average common shareholders’ equity	$841.3	$817.4	$835.8	$796.5
Annualized operating return on common shareholders' equity	9.7%	9.7%	10.0%	9.9%

Operating earnings attributable to common shareholders increased $0.7 million or 3.7% to $20.4 million and increased $2.4 million or 6.2% to $41.5 million, respectively for the three and six months ended June 30, 2013 compared to the same periods in 2012, mainly due to higher underwriting and investment income, partially offset by increases in interest expense, along with payment of dividends on the newly issued Preference Shares.

Book Value per Common Share:  Management uses growth in book value per common share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per common share ultimately results in growth in the Company’s common share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Preference Shares are not included in the computation of book value per common share. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. The 7.0% decrease in book value per share for the six months ended June 30, 2013 was principally the result of a decline of $93.1 million in accumulated other comprehensive income, resulting from a decline in the value of fixed income securities accounted for on an available-for-sale ("AFS") basis, the result of rising interest rates during the second quarter of 2013 (see Liquidity and Capital Resources - Investments on page 61 for further information). Book value per common share as of June 30, 2013 and December 31, 2012 is computed as follows:

	June 30, 2013	December 31, 2012
	($ in Millions except per share data)
Ending common shareholders’ equity	$806.4	$865.2
Common shares outstanding	72,514,437	72,343,947
Book value per common share	$11.12	$11.96

Ratio of Debt to Total Capital Resources: Management uses the Ratio of Debt to Total Capital Resources to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of June 30, 2013 and December 31, 2012 is computed as follows:

	June 30, 2013	December 31, 2012
	($ in Millions)
Senior notes	$207.5	$207.5
Junior subordinated debt	126.3	126.3
Maiden shareholders’ equity	956.4	1,015.2
Total capital resources	$1,290.2	$1,349.0
Ratio of debt to total capital resources	25.9%	24.7%

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

For purposes of these operating measures, the fee-generating business which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. Certain portions of the fee business are directly associated with the underlying reinsurance contracts recorded in the Diversified Reinsurance segment. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts to Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that fee business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company’s unaudited Condensed Consolidated Statements of Income.

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

The Company's revenues also include fee income as well as income generated from its investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as AFS, and other investments held in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 944, “Financial Services” (“ASC 944”). In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments are generally excluded from earnings. These unrealized gains and losses are included on the Company's Condensed Consolidated Balance Sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net loss and loss adjustment expenses, commission and other acquisition expenses, general and administrative expenses, interest and amortization expenses, amortization of intangible assets and foreign exchange and other gains or losses. Net loss and loss adjustment expenses are comprised of three main components:

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

Commission and other acquisition expenses are comprised of commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business and can, in certain instances, vary based on loss sensitive features of reinsurance contracts. Commission and other acquisition expenses are reported after: (1) deducting commissions received on ceded reinsurance; (2) deducting the part of commission and other acquisition expenses relating to unearned premiums; and (3) including the amortization of previously deferred commission and other acquisition expenses.

General and administrative expenses include personnel expenses (including share-based compensation charges), rent expense, professional fees, information technology costs and other general operating expenses.

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

Results of Operations

The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
Gross premiums written	$535.5	$445.2	$1,250.2	$1,058.4
Net premiums written	$497.9	$412.0	$1,187.0	$1,002.8
Net premiums earned	$513.3	$437.1	$1,001.7	$875.6
Other insurance revenue	2.8	2.3	8.0	7.0
Net loss and loss adjustment expenses	(343.3)	(300.4)	(678.2)	(588.3)
Commission and other acquisition expenses	(143.6)	(114.7)	(275.9)	(247.0)
General and administrative expenses	(11.9)	(12.9)	(23.3)	(23.8)
Total underwriting income	17.3	11.4	32.3	23.5
Other general and administrative expenses	(4.9)	(2.3)	(7.6)	(5.2)
Net investment income	20.7	20.1	42.7	38.5
Net realized (losses) gains on investments	(0.1)	(2.9)	3.2	(1.5)
Amortization of intangible assets	(0.9)	(1.1)	(1.9)	(2.2)
Foreign exchange and other gains (losses)	1.0	(0.9)	2.6	0.1
Interest and amortization expenses	(9.6)	(9.6)	(19.1)	(17.2)
Income tax expense	(0.2)	(0.1)	(0.7)	(1.0)
Income attributable to noncontrolling interests	—	(0.1)	(0.1)	(0.1)
Dividends on preference shares	(3.1)	—	(6.2)	—
Net income attributable to Maiden common shareholders	$20.2	$14.5	$45.2	$34.9
Ratios
Net loss and loss adjustment expense ratio*	66.5%	68.4%	67.2%	66.7%
Commission and other acquisition expense ratio**	27.8%	26.1%	27.3%	28.0%
General and administrative expense ratio***	3.3%	3.4%	3.1%	3.2%
Expense ratio****	31.1%	29.5%	30.4%	31.2%
Combined ratio*****	97.6%	97.9%	97.6%	97.9%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Net income attributable to Maiden common shareholders for the three and six months ended June 30, 2013 was $20.2 million and $45.2 million as compared to $14.5 million and $34.9 million for the same periods in 2012, respectively. The higher net income in 2013 was primarily due to improvements in our underwriting and investment income, offset by dividends on Preference Shares in 2013 (which had not been paid in the same period in 2012 as the Preference Shares were issued in August 2012). The improvement in investment income reflects the 15.1% and 18.1% increase in average invested assets for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

We evaluate our business by operating segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (please see "Recent Developments - NGHC Quota Share Reinsurance Agreement" on page 42 for additional information on this segment).

Net Premiums Written

Net premiums written increased by $85.9 million, or 20.9%, and $184.2 million, or 18.4%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The following tables compare net premiums written by segment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$134.9	27.0%	$144.0	34.9%	$(9.1)	(6.3)%
AmTrust Quota Share Reinsurance	290.6	58.4%	195.6	47.5%	95.0	48.5%
NGHC Quota Share	72.4	14.6%	72.4	17.6%	—	0.1%
Total	$497.9	100.0%	$412.0	100.0%	$85.9	20.9%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$402.5	33.9%	$432.3	43.1%	$(29.8)	(6.9)%
AmTrust Quota Share Reinsurance	635.4	53.5%	421.6	42.1%	213.8	50.7%
NGHC Quota Share	149.1	12.6%	148.9	14.8%	0.2	0.1%
Total	$1,187.0	100.0%	$1,002.8	100.0%	$184.2	18.4%

The increase in net premiums written was primarily the result of growth in business written in the AmTrust Quota Share Reinsurance segment of $95.0 million, or 48.5%, and $213.8 million, or 50.7%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase reflects the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in its workers' compensation business.

These increases were offset by reductions in our business written in the Diversified Reinsurance segment, primarily by Maiden US, which decreased net premiums written by $9.1 million, or 6.3%, and $29.8 million, or 6.9%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, largely due to non-renewals of certain accounts which were partially offset by limited new account activity. In addition, our Maiden US business experienced a decrease in premiums written for the three and six months ended June 30, 2013 of $23.2 million, or 17.1%, and $24.9 million, or 6.8%, respectively, compared to the same periods in 2012. While Maiden US wrote a number of new excess of loss accounts at January 1, 2013, premiums from these new accounts were more than offset by a loss in premium from several large proportional US reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012.

Net Premiums Earned

Net premiums earned increased by $76.2 million, or 17.4%, and $126.1 million, or 14.4%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The following tables compare net premiums earned by segment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$178.4	34.8%	$199.1	45.6%	$(20.7)	(10.4)%
AmTrust Quota Share Reinsurance	261.4	50.9%	167.8	38.3%	93.6	55.8%
NGHC Quota Share	73.5	14.3%	70.2	16.1%	3.3	4.8%
Total	$513.3	100.0%	$437.1	100.0%	$76.2	17.4%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$374.6	37.4%	$403.6	46.1%	$(29.0)	(7.2)%
AmTrust Quota Share Reinsurance	481.7	48.1%	335.7	38.3%	146.0	43.5%
NGHC Quota Share	145.4	14.5%	136.3	15.6%	9.1	6.7%
Total	$1,001.7	100.0%	$875.6	100.0%	$126.1	14.4%

The increase in net premiums earned was primarily the result of the following:

•
Growth in the AmTrust Quota Share Reinsurance segment - The business assumed under the Reinsurance Agreement increased $85.5 million, or 59.8%, and $136.7 million, or 47.6%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in net premiums earned arises in each of the three components of the AmTrust Quota Share Reinsurance segment. The increase reflects the ongoing growth of business written under the Reinsurance Agreement and European Hospital Liability Quota Share in 2012 and 2013.

•
Growth in the NGHC Quota Share segment - For the three and six months ended June 30, 2013, net premiums earned increased by $3.3 million, or 4.8%, and $9.1 million, or 6.7%, respectively, compared to the same periods in 2012, primarily due to NGHC's increased premiums written during 2012.

The growth in these two segments were partially offset by the decline in net premiums earned in the Company's Diversified Reinsurance segment. In Maiden US, as previously noted a loss in premium from several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012 resulted in a decline in earned premium of $22.6 million, or 12.9%, and $27.9 million, or 8.2%, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Additionally, reduced writings by the Company's international operations in 2012, as certain accounts reduced in size or were non-renewed affected earned premiums in 2013.

Other Insurance Revenue

Other insurance revenue represents the fee business, that is not directly associated with premium revenue assumed by the Company, and this increased $0.5 million, or 22.3%, and $1.0 million, or 13.8%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Revenue from our German auto business represented 49.1% and 69.1% of the total other insurance revenue for the three and six months ended June 30, 2013, respectively, compared to 65.8% and 79.6% in the same periods in 2012, respectively, and decreased by $0.1 million, or 8.8%, and $0.1 million, or 1.2%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Also included is the revenue earned by the Russian and US subsidiaries which increased $0.5 million, or 80.9%, and $0.8 million, or 74.4%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Net Investment Income and Net Realized Gains (Losses) on Investment

Net Investment Income - Net investment income increased by $0.6 million, or 3.3%, and $4.2 million, or 10.9%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The following table details the Company's average invested assets and average book yield for the three and six months ended June 30, 2013 compared to the same periods in 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
Average invested assets	$3,067.3	$2,664.8	$3,060.2	$2,590.5
Average book yield*	2.7%	3.0%	2.8%	3.0%

*Ratio of net investment income over average invested assets, at fair value, including cash and cash equivalents and loan to related party.

Despite lower overall portfolio yields, the increase in net investment income for the three and six months ended June 30, 2013 compared to the same periods in 2012 is the result of the growth in average invested assets of 15.1% and 18.1% for the three and six months ended June 30, 2013, respectively. The growth in average invested assets during these periods is the result of: 1) continued profitable growth in the overall book of business in all segments as described herein; 2) strong positive cash flow from operations during both 2012 and 2013; and 3) the issuance of the 2012 Senior Notes and the Preference Shares.

Despite the increase in invested assets, the effects of the continuing decline in interest rates to historically low levels (until late in the second quarter of 2013) continue to limit the growth in investment income in the three and six months ended June 30, 2013 compared to the same periods in 2012. Growth in net investment income was also negatively impacted by increased levels of amortization of the Company’s U.S. agency mortgage-backed portfolio, which have primarily been acquired at a premium to face value. In addition to increased acquisition of U.S. agency mortgage securities during the periods reported, the increase of $0.8 million and $3.3 million for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, was impacted by increases in prepayments on these securities in excess of initially expected levels, which accelerates the rate of amortization on these securities.

Net Realized Gains (Losses) on Investment - Net realized losses on investment were $(0.1) million and net realized gains were $3.2 million for the three and six months ended June 30, 2013, respectively, compared to net realized losses of $(2.9) million and $(1.5) million for the same periods in 2012, respectively. See "Liquidity and Capital Resources - Investments" on page 61 for further information.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expenses increased by $42.9 million or 14.3% and $89.9 million, or 15.3%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The net loss and loss adjustment expense ratios were 66.5% and 67.2% for the three and six months ended June 30, 2013 compared to 68.4% and 66.7% for the same periods in 2012, respectively. The higher net loss and loss adjustment expense ratios for the six months ended occurred in the Diversified Reinsurance segment, in particular Maiden US, and in the NGHC Quota Share segment. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $2.1 million and $6.0 million for the three and six months ended June 30, 2013, respectively, compared to $5.7 million and $7.3 million for the same periods in 2012, respectively.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $28.9 million, or 25.2%, and $28.9 million, or 11.7%, for the three and six months ended June 30, 2013, respectively, compared to 2012 and the commission and other acquisition expense ratio increased to 27.8% and decreased to 27.3% for the three and six months ended June 30, 2013, respectively, compared to 26.1% and 28.0% for the same periods in 2012, respectively. The change in the ratio largely reflects: (1) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular on business written by Maiden US, due to improvements in the loss ratios for a number of contracts in that segment; (2) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment; and (3) modifications made to ceding commission made to both the NGHC Quota Share agreement effective October 1, 2012 and the AmTrust Quota Share Reinsurance Agreement, effective January 1, 2013.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
General and administrative expenses – segments	$11.9	$12.9	$23.3	$23.8
General and administrative expenses – corporate	4.9	2.3	7.6	5.2
Total general and administrative expenses	$16.8	$15.2	$30.9	$29.0

Total general and administrative expenses increased by $1.6 million, or 10.6%, and $1.9 million, or 6.4%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in total general and administrative expenses is primarily a result of increases in payroll and technology expenses offset by decreases in office and other professional fees. The general and administrative expense ratio is 3.3% and 3.1% for the three and six months ended June 30, 2013 compared to 3.4% and 3.2% compared to the same periods in 2012, respectively. The decrease in the ratio for the three and six months ended June 30, 2013 reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expense

  The interest and amortization expense for the three and six months ended June 30, 2013 and 2012 consist of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
TRUPS Offering	$5.4	$5.4	$10.7	$10.7
Senior Note Offerings	4.2	4.2	8.4	6.5
Total	$9.6	$9.6	$19.1	$17.2

The increase in interest and amortization expense for the six months ended June 30, 2013 compared to the same period in 2012 was due to the issuance of the 2012 Senior Notes on March 27, 2012; therefore we did not have a full quarter charge in the first quarter of 2012. The weighted average interest rate was 11.47% for both the three and six months ended June 30, 2013 compared to 11.47% and 12.04% for the same periods in 2012, respectively.

Income Tax Expense

The Company recorded a current income tax benefit of $0.1 million and expense of $0.5 million for the three and six months ended June 30, 2013, respectively, compared to income tax benefit of $0.2 million and expense of $0.5 million for the three and six months ended June 30, 2012, respectively. These amounts relate to income tax on the earnings of its international subsidiaries and state taxes incurred by its U.S. subsidiaries. The effective rate of current income tax was (0.2)% and 1.0% for the three and six months ended June 30, 2013, respectively, compared to (1.1)% and 1.3% for the same periods in 2012, respectively.

The Company recorded a net deferred tax expense of $0.3 million and $0.2 million for the three and six months ended June 30, 2013, respectively, compared to $0.3 million and $0.5 million for the same periods in 2012, respectively. The net deferred tax expense arises due to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries, and is offset by timing differences on recognition of certain items relating to our subsidiaries in Germany. The effect of the deferred tax expenses will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset on our balance sheet; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares

The Company declared and paid dividends on the Preference Shares, which were issued on August 22, 2012, of $3.1 million and $6.2 million for the three and six months ended June 30, 2013, respectively.

Underwriting Results by Operating Segment

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and NGHC Quota Share are discussed below.

Diversified Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
Net premiums written	$134.9	$144.0	$402.5	$432.3
Net premiums earned	$178.4	$199.1	$374.6	$403.6
Other insurance revenue	2.8	2.3	8.0	7.0
Net loss and loss adjustment expenses	(120.8)	(138.4)	(261.6)	(270.8)
Commission and other acquisition expenses	(44.5)	(47.9)	(89.2)	(112.1)
General and administrative expenses	(11.2)	(12.2)	(22.0)	(22.6)
Underwriting income	$4.7	$2.9	$9.8	$5.1
Ratios
Net loss and loss adjustment expense ratio	66.7%	68.7%	68.4%	66.0%
Commission and other acquisition expense ratio	24.5%	23.8%	23.3%	27.3%
General and administrative expense ratio	6.2%	6.1%	5.7%	5.5%
Expense ratio	30.7%	29.9%	29.0%	32.8%
Combined ratio	97.4%	98.6%	97.4%	98.8%

The combined ratio decreased to 97.4% for both the three and six months ended June 30, 2013 compared to 98.6% and 98.8% in the same periods in 2012, respectively. The improved results reflect improved experience in both current and prior underwriting years. The change in the components of the combined ratios also reflect adjustments to ceding commission for contacts with loss sensitive features, the combined effects of commutation of certain accounts and to a limited extent, a greater proportion of premium from excess of loss contracts compared to the same periods in 2012.

Premiums -  Net premiums written decreased by $9.1 million, or 6.3%, and $29.8 million, or 6.9%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The following tables show net premiums written by line of business in this segment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$16.5	12.3%	$35.9	24.8%	$(19.4)	(53.8)%
Casualty	88.8	65.8%	82.8	57.5%	6.0	7.3%
Accident and Health	7.1	5.2%	5.8	4.1%	1.3	21.3%
International	22.5	16.7%	19.5	13.6%	3.0	15.3%
Total Diversified Reinsurance	$134.9	100.0%	$144.0	100.0%	$(9.1)	(6.3)%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$86.1	21.4%	$116.0	26.8%	$(29.9)	(25.8)%
Casualty	237.2	58.9%	234.7	54.3%	2.5	1.1%
Accident and Health	22.6	5.6%	25.3	5.9%	(2.7)	(10.7)%
International	56.6	14.1%	56.3	13.0%	0.3	0.6%
Total Diversified Reinsurance	$402.5	100.0%	$432.3	100.0%	$(29.8)	(6.9)%

Our Maiden US business experienced a decrease in premiums written for the three and six months ended June 30, 2013 of $23.2 million, or 17.1%, and $24.9 million, or 6.8%, respectively, compared to the same periods in 2012. Maiden US wrote a number of new excess of loss accounts at January 1, 2013, which was more than offset by a loss of premium from several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012.

The following tables show net premiums earned by line of business in this segment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$27.8	15.6%	$55.9	28.1%	$(28.1)	(50.3)%
Casualty	116.9	65.5%	111.0	55.7%	5.9	5.3%
Accident and Health	9.7	5.5%	10.7	5.4%	(1.0)	(9.3)%
International	24.0	13.4%	21.5	10.8%	2.5	11.7%
Total Diversified Reinsurance	$178.4	100.0%	$199.1	100.0%	$(20.7)	(10.4)%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$75.3	20.1%	$114.0	28.2%	$(38.7)	(34.0)%
Casualty	233.9	62.4%	215.0	53.3%	18.9	8.8%
Accident and Health	18.4	4.9%	21.4	5.3%	(3.0)	(14.1)%
International	47.0	12.6%	53.2	13.2%	(6.2)	(11.6)%
Total Diversified Reinsurance	$374.6	100.0%	$403.6	100.0%	$(29.0)	(7.2)%

The decline in net earned premiums was principally from Maiden US, which experienced a decline of $22.6 million or 12.9% and $27.9 million or 8.2% during three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This decrease was due to the loss of several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012. Additionally, the remainder of the decline in earned premiums reflects reduced writings by the Company's international operations in 2012, as certain accounts reduced in size or were non-renewed, affected earned premiums in 2013.

Other Insurance Revenue - Other insurance revenue, which represents the fee business not directly associated with premium revenue assumed by the Company, increased by $0.5 million, or 22.3%, and $1.0 million, or 13.8%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Revenue from our German auto business represented 49.1% and 69.1% of the total other insurance revenue for the three and six months ended June 30, 2013, respectively, compared to 65.8% and 79.6% in the same periods in 2012, respectively, and decreased by $0.1 million, or 8.8%, and $0.1 million, or 1.2%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Other insurance revenue earned by our Russian and US subsidiaries increased $0.5 million, or 80.9%, and $0.8 million, or 74.4%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses decreased by $17.6 million, or 12.7%, and $9.2 million, or 3.4%, for the three and six months ended June 30, 2013, respectively compared to the same periods in 2012. Net loss and loss adjustment expense ratios were 66.7% and 68.4% for the three and six months ended June 30, 2013 compared to 68.7% and 66.0% in the same periods in 2012, respectively.

The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $2.1 million and $6.0 million for the three and six months ended June 30, 2013, respectively, compared to $5.7 million and $7.3 million for the same periods in 2012.

Commission and Other Acquisition Expenses -  Commission and other acquisition expenses decreased by $3.4 million,or 7.3%, and $22.9 million, or 20.4%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The commission and other acquisition expense ratio were 24.5% and 23.3% for the three and six months ended June 30, 2013, respectively, compared to 23.8% and 27.3% in the same periods in 2012, respectively. The decrease during the six month period reflects the reduction in premiums written for the segment in 2013 compared to the same period in 2012, consistent with the reasons cited in the discussion of the change in earned premiums. In general, commission rates are lower on excess of loss contracts than proportional reinsurance contracts.

Ceding commissions are also impacted by loss sensitive features in proportional reinsurance contracts. For the three and six months ended June 30, 2013, 64.0% and 49.0%, respectively, of the Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase and higher ceding commissions when loss ratios decrease. For the three and six months ended June 30, 2013, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commissions by $3.3 million and $8.4 million, respectively, compared to $2.2 million and $7.9 million in the same periods in 2012, respectively.

General and Administrative Expenses - General and administrative expenses decreased by $1.0 million, or 8.2%, and $0.6 million, or 2.8%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The general and administrative expense ratio was 6.2% and 5.7% for the three and six months ended June 30, 2013 compared to 6.1% and 5.5% in the same periods in 2012, respectively. The increase in the ratios is due to the decline in premiums earned exceeding the decline in general and administrative expenses during the three and six months ended June 30, 2013. The overall expense ratio (including commission and other acquisition expenses) was 30.7% and 29.0% and 29.9% and 32.8% for the three and six months ended June 30, 2013 and 2012, respectively.

AmTrust Quota Share Reinsurance Segment

The AmTrust Quota Share Reinsurance segment experienced strong profitable growth during the three and six months ended June 30, 2013 as compared to the same periods in 2012. The combined ratio decreased slightly to 95.5% and 95.7% for three and six months ended June 30, 2013, respectively, compared to 96.5% and 96.0% for the same periods in 2012, generally reflecting this segment's stable combined loss ratios and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly workers' compensation. The changes in the components of the combined ratio reflect ongoing changes in this segment's mix of business and modifications to the Reinsurance Agreement's ceding commission described below.

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
Net premiums written	$290.6	$195.6	$635.4	$421.6
Net premiums earned	$261.4	$167.8	$481.7	$335.7
Net loss and loss adjustment expenses	(172.9)	(116.7)	(318.6)	(229.6)
Commission and other acquisition expenses	(76.2)	(44.7)	(141.3)	(91.8)
General and administrative expenses	(0.5)	(0.5)	(1.0)	(0.9)
Underwriting income	$11.8	$5.9	$20.8	$13.4
Ratios
Net loss and loss adjustment expense ratio	66.2%	69.6%	66.1%	68.4%
Commission and other acquisition expense ratio	29.1%	26.6%	29.3%	27.3%
General and administrative expense ratio	0.2%	0.3%	0.3%	0.3%
Expense ratio	29.3%	26.9%	29.6%	27.6%
Combined ratio	95.5%	96.5%	95.7%	96.0%

On March 7, 2013, after receipt of approval from each of the Company’s and AmTrust’s Audit Committees, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AmTrust International Insurance, Ltd. ("AII") will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in the AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

Premiums - Net premiums written increased by $95.0 million, or 48.5%, and $213.8 million, or 50.7%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. This increase reflects the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in workers' compensation.

The following tables show net premiums written by AmTrust’s segments for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$136.2	46.9%	$81.9	41.8%	$54.3	66.3%
Specialty Program	38.7	13.3%	26.7	13.7%	12.0	44.5%
Specialty Risk and Extended Warranty	115.7	39.8%	87.0	44.5%	28.7	33.0%
Total AmTrust Quota Share Reinsurance	$290.6	100.0%	$195.6	100.0%	$95.0	48.5%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$298.2	46.9%	$172.2	40.8%	$126.0	73.2%
Specialty Program	73.6	11.6%	48.9	11.6%	24.7	50.4%
Specialty Risk and Extended Warranty	263.6	41.5%	200.5	47.6%	63.1	31.4%
Total AmTrust Quota Share Reinsurance	$635.4	100.0%	$421.6	100.0%	$213.8	50.7%

Net premiums earned increased by $93.6 million or 55.8% and $146.0 million or 43.5% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. The increase in net premiums earned arises in each of the three components of the AmTrust Quota Share Reinsurance segment. The increase reflects the ongoing growth of business written under the Reinsurance Agreement and European Hospital Liability Quota Share in 2012 and 2013, as previously described.

The following tables show net premiums earned by line of business for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$117.6	45.0%	$69.9	41.6%	$47.7	68.2%
Specialty Program	32.1	12.3%	22.9	13.7%	9.2	39.9%
Specialty Risk and Extended Warranty	111.7	42.7%	75.0	44.7%	36.7	49.0%
Total AmTrust Quota Share Reinsurance	$261.4	100.0%	$167.8	100.0%	$93.6	55.8%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$219.8	45.6%	$136.8	40.7%	$83.0	60.7%
Specialty Program	65.5	13.6%	50.6	15.1%	14.9	29.4%
Specialty Risk and Extended Warranty	196.4	40.8%	148.3	44.2%	48.1	32.4%
Total AmTrust Quota Share Reinsurance	$481.7	100.0%	$335.7	100.0%	$146.0	43.5%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $56.2 million and $89.0 million, or 48.1% and 38.7%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Net loss and loss adjustment expense ratios were 66.2% and 66.1% for the three and six months ended June 30, 2013 compared to 69.6% and 68.4% in the same period in 2012, respectively. The loss ratio has improved as the segments mix of business has continued to change, with the Small Commercial Business segment increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that segment, particularly workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $31.5 million or 70.9% and $49.5 million or 54.0%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Expenses have increased during these periods in 2013 as a result of ongoing growth in earned premium under both the Reinsurance Agreement and the European Hospital Liability Quota Share. The commission and other acquisition expense ratio increased to 29.1% and 29.3% for the three and six months ended June 30, 2013 compared to 26.6% and 27.3% for the same periods in 2012, respectively. The increase in the ratios reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate, than the European Hospital Liability Quota Share compared to the same periods in 2012.

General and Administrative Expenses -  General and administrative expenses remained flat for the three and six months ended June 30, 2013 compared to the same periods in 2012. The general and administrative expense ratio also remained flat at 0.2% and 0.3%, respectively compared to 0.3% for both the three and six months ended June 30, 2013 and 2012. The overall expense ratio (including commission and other acquisition expenses) was 29.3% and 29.6% for the three and six months ended June 30, 2013 compared to 26.9% and 27.6% for the three and six months ended June 30, 2012, respectively, reflecting the changes in the commission and other acquisition expense ratio.

NGHC Quota Share Segment

Please refer to "Recent Developments - NGHC Quota Share Reinsurance Agreement" on page 42 for additional information on subsequent events affecting this segment. The following table summarizes the underwriting results and associated ratios for the NGHC Quota Share segment for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	($ in Millions)
Net premiums written	$72.4	$72.4	$149.1	$148.9
Net premiums earned	$73.5	$70.2	$145.4	$136.3
Net loss and loss adjustment expenses	(49.6)	(45.3)	(98.1)	(87.9)
Commission and other acquisition expenses	(22.9)	(22.1)	(45.3)	(43.1)
General and administrative expenses	(0.2)	(0.2)	(0.3)	(0.3)
Underwriting income	$0.8	$2.6	$1.7	$5.0

Net loss and loss adjustment expense ratio	67.4%	64.5%	67.4%	64.5%
Commission and other acquisition expense ratio	31.2%	31.5%	31.2%	31.6%
General and administrative expense ratio	0.3%	0.3%	0.3%	0.3%
Expense ratio	31.5%	31.8%	31.5%	31.9%
Combined ratio	98.9%	96.3%	98.9%	96.4%

The combined ratio increased to 98.9% and 98.9% for the three and six months ended June 30, 2013 compared to 96.3% and 96.4% for the same periods in 2012, respectively. The higher loss and subsequently combined ratio reflects weaker underwriting performance, particularly on physical damage business written by NGHC in 2011 and 2012.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions. For the three and six months ended June 30, 2013, the effect of this contract amendment reduced ceded commissions by $0.3 million and $0.7 million, respectively.

Premiums - Net premiums written remained flat for the three months ended June 30, 2013 and increased by $0.2 million, or 0.1% for the six months ended June 30, 2013, respectively, compared to the same periods in 2012. The following tables show net premiums written by line of business in this segment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$41.6	57.4%	$35.4	48.9%	$6.2	17.5%
Automobile physical damage	30.8	42.6%	37.0	51.1%	(6.2)	(16.5)%
Total NGHC Quota Share	$72.4	100.0%	$72.4	100.0%	$—	—%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$85.9	57.6%	$79.3	53.2%	$6.6	8.4%
Automobile physical damage	63.2	42.4%	69.6	46.8%	(6.4)	(9.3)%
Total NGHC Quota Share	$149.1	100.0%	$148.9	100.0%	$0.2	0.1%

Net premiums earned increased by $3.3 million, or 4.8%, and $9.1 million, or 6.7%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, as a result of the increase in premiums written experienced in 2012.

The following tables show net premiums earned by line of business in this segment for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$42.5	57.8%	$36.7	52.2%	$5.8	15.9%
Automobile physical damage	31.0	42.2%	33.5	47.8%	(2.5)	(7.3)%
Total NGHC Quota Share	$73.5	100.0%	$70.2	100.0%	$3.3	4.8%

For the Six Months Ended June 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$84.1	57.8%	$74.8	54.9%	$9.3	12.4%
Automobile physical damage	61.3	42.2%	61.5	45.1%	(0.2)	(0.3)%
Total NGHC Quota Share	$145.4	100.0%	$136.3	100.0%	$9.1	6.7%

Loss and Loss Adjustment Expenses - Net losses and loss expenses increased by $4.3 million, or 9.6%, and $10.2 million, or 11.5%, for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012. Net loss and loss adjustment expense ratios increased to 67.4% and 67.4% for the three and six months ended June 30, 2013, respectively, compared to 64.5% and 64.5% for the same periods in 2012, respectively, due to adverse development on prior underwriting years.

Commission and Other Acquisition Expenses -  The NGHC Quota Share, as amended, provides that the reinsurers pay a provisional ceding commissions equal to 32.0% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.5% or less and a minimum of 30.0% if the loss ratio is 64.5% or higher.

For the three and six months ended June 30, 2013, the commission and other acquisition expense ratio of 31.2% and 31.2% compared to 31.5% and 31.6% for the same periods in 2012, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

General and Administrative Expenses - General and administrative expenses remained flat for the three and six months ended June 30, 2013 compared to the same periods in 2012.

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

The payment of dividends from Maiden Holdings’ Bermuda domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the Bermuda Solvency Capital Requirement ("BSCR"). At June 30, 2013, the statutory capital and surplus of Maiden Bermuda was $910.9 million. During the three and six months ended June 30, 2013 and the year ended December 31, 2012, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on a risk-based capital test which is the threshold that constitutes the authorized control level. If Maiden US's or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At June 30, 2013, Maiden US and Maiden Specialty statutory capital and surplus were $264.9 million and $49.0 million, respectively, both in excess of their respective authorized control levels. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its debt, preference shares and common shares. During the three and six months ended June 30, 2013 and the year ended December 31, 2012, Maiden US and Maiden Specialty paid no dividends to their respective shareholders.

Our sources of funds primarily consist of premium receipts net of commissions, net investment income, net proceeds from capital raising activities, which may include the issuance of common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012 is as follows:

For the Six Months Ended June 30,	2013	2012
	($ in Millions)
Operating activities	$150.0	$166.4
Investing activities	(128.0)	(380.6)
Financing activities	(11.8)	85.2
Effect of exchange rate changes on foreign currency cash	(2.4)	(0.1)
Total increase (decrease) in cash and cash equivalents	$7.8	$(129.1)

Cash Flows from Operating Activities

Cash flows from operations for the six months ended June 30, 2013 were $150.0 million compared to $166.4 million for the same period in 2012. The Company's assets grew by $267.7 million or 6.5% as of June 30, 2013 compared to December 31, 2012. The increase in assets was largely due to the growth in premium written experienced by the Company, particularly in our AmTrust Quota Share Reinsurance segment, during 2013. Cash flows associated with that segments growth typically lag by at least one calendar quarter, and the Company would anticipate seeing the cash flow benefits of that growth in later quarters in 2013. Additionally, due to the slower rate of premium growth experienced by the Company in the second half of 2012 compared to the first half of 2013, combined with $18.5 million in loss payments associated with Superstorm Sandy during the first half of 2013, cash flow from operations was lower in the six months ended June 30, 2013 compared to the same period in 2012.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $128.0 million during the six months ended June 30, 2013 compared to $380.6 million for the six months ended June 30, 2012. Although interest rates did increase in the latter half of the second quarter of 2013, fixed income yields continue to be at historically lower levels in general. The Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Continuation of current market conditions however, may result in the Company accumulating elevated levels of cash and cash equivalents which may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. During the six months ended June 30, 2013, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls of such instruments by $163.8 million.

Cash Flows from Financing Activities

Cash flows used in financing activities were $11.8 million for the six months ended June 30, 2013 compared to cash flows provided by financing activities of $85.2 million for the same period in 2012.

The following table summarizes the net cash (outflow) inflow from financing activities for the six months ended June 30, 2013 and 2012:

For the Six Months Ended June 30,	2013	2012
	($ in Millions)
Cash Flows from Financing Activities
Senior notes issuance, net of issuance costs	$—	$96.6
Dividends paid to Maiden common shareholders	(6.5)	(11.6)
Dividends paid to preference shareholders	(6.2)	—
Other, net	0.9	0.2
Net cash (used in) provided by financing activities	$(11.8)	$85.2

Dividends paid to Maiden common shareholders decreased by $5.1 million during the six months ended June 30, 2013 compared to the same period in 2012 due to the acceleration of the payment of 2013 first quarter dividend which was paid in the fourth quarter of 2012.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients.As of June 30, 2013 certain of these liabilities and collateralized arrangements are obligations of Maiden Bermuda while the remaining liabilities and collateralized arrangements are obligations of Maiden US.

The following table provides additional information on those assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Restricted Cash & Cash Equivalents	Fixed Maturities	Total	Restricted Cash & Cash Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$41.4	$716.7	$758.1	$34.0	$722.7	$756.7
Maiden Bermuda	48.1	290.6	338.7	64.5	398.3	462.8
Diversified Reinsurance	89.5	1,007.3	1,096.8	98.5	1,121.0	1,219.5
Maiden Bermuda	5.3	959.4	964.7	32.4	824.6	857.0
AmTrust Quota Share Reinsurance	5.3	959.4	964.7	32.4	824.6	857.0
Maiden Bermuda	1.4	94.1	95.5	1.4	89.4	90.8
NGHC Quota Share	1.4	94.1	95.5	1.4	89.4	90.8
Total	$96.2	$2,060.8	$2,157.0	$132.3	$2,035.0	$2,167.3
As a % of Consolidated Balance Sheet captions	100.0%	75.9%	76.7%	100.0%	77.7%	78.8%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of June 30, 2013 and December 31, 2012, respectively, to satisfy collateral requirements with AII.

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

IIS Acquisition — Funds Withheld

The substantial majority of contracts underwritten by GMAC International Insurance Company, Ltd. ("GMAC IICL") were subject to collateral requirements in the form of letters of credit and trust agreements. Actual assets in support of the liabilities assumed were transferred to the Company when the subject individual agreements (collectively "the IICL Agreement") were novated to Maiden Bermuda. As of June 30, 2013, one contract had not yet been novated and this is expected to occur in 2013. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.

The pre-existing funds withheld amounts (“IIS Funds Withheld”) are included in the Condensed Consolidated Balance Sheet as funds withheld. As of June 30, 2013 and December 31, 2012, the remaining IIS Funds Withheld balance consisted of the following:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$23.7	110.8%	$26.4	116.4%
Cash and cash equivalents	0.4	2.0%	0.1	0.4%
Funds held on underlying business	0.5	2.2%	0.5	2.3%
Insurance balances receivable and other	(3.2)	(15.0)%	(4.3)	(19.1)%
Total IIS Funds Withheld	$21.4	100.0%	$22.7	100.0%

The IIS Funds Withheld represent 49.0% and 53.1% of the total funds withheld balance on the Company's Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively. The fixed maturity portfolio consists of U.K. Government bonds, which are rated AAA by Standard & Poor's ("S&P") as of both June 30, 2013 and December 31, 2012, and corporate bonds which are all investment grade securities as of June 30, 2013 and December 31, 2012, respectively. The fixed maturities comprise:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.K. government bonds	$9.6	40.6%	$20.0	75.7%
Corporate bonds	14.1	59.4%	6.4	24.3%
Total	$23.7	100.0%	$26.4	100.0%

We do not have any non-U.S. government and government related obligations related to Greece, Ireland, Italy, Portugal or Spain as of June 30, 2013 and December 31, 2012. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

Our funds are primarily invested in liquid, high-grade fixed income securities and are designated AFS with an orientation to generating current income. The Company's AFS fixed maturity investments increased by $96.2 million or 3.7% for the six months ended June 30, 2013 compared to December 31, 2012. Positive operating cash flow was offset by a decrease in the value of bonds held of $94.5 million along with slightly elevated levels of cash and cash equivalents held, as of June 30, 2013.

During the second quarter of 2013, interest rates on longer duration assets rose sharply in response to both gradually improving economic conditions and comments by policymakers from the U.S. Federal Reserve which suggested that liquidity measures implemented in recent years to stabilize economic conditions could potentially begin to end, depending on a variety of factors, as early as the second half of 2013. During the period, the yield on the 10-year U.S. treasury increased by 66 basis points, which is a key determinant in the pricing of many of the securities in our AFS portfolio and contributed to the higher interest rates.

In response, fixed income markets reacted strongly, with widespread price declines, rising interest rates and where applicable, slower prepayments on certain securities. These changes, along with the acquisition of certain longer duration MBS securities, increased the duration of the Company's Agency MBS portfolio which caused the portfolio's overall duration to rise. In addition, the Company's AFS fixed income investments sustained a decrease in their value of $83.5 million for the three months ended June 30, 2013.

As of June 30, 2013, the weighted average duration of our AFS fixed maturity investment portfolio was 4.4 years and there were approximately $49.0 million of net unrealized gains in the portfolio, compared to a duration of 3.5 years and net unrealized gains of $143.5 million in the portfolio as of December 31, 2012. The table below shows the aggregate amounts of our invested AFS assets by asset class and in total as of those dates, including the average yield and duration:

June 30, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.8	$—	$17.4	2.6%	2.2 years
U.S. agency bonds – mortgage-backed	1,221.6	16.3	(19.4)	1,218.5	2.6%	4.1 years
U.S. agency bonds – other	11.7	1.2	—	12.9	4.4%	4.5 years
Non-U.S. government bonds	58.7	0.7	(0.9)	58.5	1.8%	2.4 years
Other mortgage-backed securities	27.6	—	(0.2)	27.4	2.9%	4.7 years
Corporate bonds	1,317.1	74.1	(24.5)	1,366.7	4.5%	4.7 years
Municipal bonds	12.6	0.9	—	13.5	5.7%	7.1 years
Total available-for-sale fixed maturities	2,665.9	94.0	(45.0)	2,714.9	3.5%	4.4 years
Other investments	4.1	0.4	(0.1)	4.4
Total investments	$2,670.0	$94.4	$(45.1)	$2,719.3

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$42.7	$1.2	$—	$43.9	1.9%	1.2 years
U.S. agency bonds – mortgage-backed	962.6	31.0	(1.4)	992.2	2.6%	2.5 years
U.S. agency bonds – other	11.7	1.4	—	13.1	4.4%	4.8 years
Non-U.S. government bonds	55.2	2.2	—	57.4	1.8%	2.9 years
Other mortgage-backed securities	23.1	0.9	—	24.0	2.8%	3.8 years
Corporate bonds	1,247.3	113.5	(6.5)	1,354.3	4.6%	4.8 years
Municipal bonds	132.6	1.2	—	133.8	0.8%	0.7 years
Total available-for-sale fixed maturities	2,475.2	151.4	(7.9)	2,618.7	3.5%	3.5 years
Other investments	2.6	0.4	(0.1)	2.9
Total investments	$2,477.8	$151.8	$(8.0)	$2,621.6

*Average yield is calculated by dividing annualized investment income for each sub-component of available-for sale securities (including amortization of premium or discount) by amortized cost and therefore does not include investment income earned on cash and cash equivalents or other short-term investments.

Low interest rates in recent years have lowered the yields at which we invest our available cash flow relative to historical levels, though as noted recent interest rate increases have caused net unrealized losses on existing available-for-sale fixed maturities while increasing our overall portfolio yield as we re-invest cash flow in purchasing fixed maturities at a higher rate. We expect these developments, combined with the current composition of our investment portfolio and other factors discussed herein, to continue to constrain investment income growth for the near term.

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If other -than-temporary impairment ("OTTI") exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Condensed Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income, as an unrealized OTTI loss on our Condensed Consolidated Balance Sheets, as this is considered a noncredit (i.e. recoverable) impairment.

During the three and six months ended June 30, 2013 and the year ended December 31, 2012, the Company recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at June 30, 2013, were primarily due to widening of credit spreads relating to the market illiquidity, rather than credit events. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2013.

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

The following table presents information regarding our available-for-sale fixed maturities and other investments that were in an unrealized loss position at June 30, 2013 and December 31, 2012, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
June 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale fixed maturities	($ in Millions)
U.S. agency bonds – mortgage-backed	$627.6	$(19.2)	$9.1	$(0.2)	$636.7	$(19.4)
Non-U.S. government bonds	27.6	(0.9)	—	—	27.6	(0.9)
Corporate bonds	343.5	(21.3)	123.9	(3.2)	467.4	(24.5)
Other mortgage-backed bonds	13.0	(0.2)	—	—	13.0	(0.2)
	1,011.7	(41.6)	133.0	(3.4)	1,144.7	(45.0)
Other investments	—	—	2.5	(0.1)	2.5	(0.1)
Total temporarily impaired AFS securities and other investments	$1,011.7	$(41.6)	$135.5	$(3.5)	$1,147.2	$(45.1)

As of June 30, 2013, there were approximately 118 securities in an unrealized loss position with a fair value of $1,147.2 million and unrealized losses of $45.1 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $135.5 million and unrealized losses of $3.5 million.

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

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$90.8	3.3%	$58.7	2.2%
Due after one year through five years	419.9	15.5%	387.9	14.8%
Due after five years through ten years	907.8	33.4%	981.5	37.5%
Due after ten years	50.5	1.9%	174.4	6.7%
	1,469.0	54.1%	1,602.5	61.2%
U.S. agency bonds – mortgage-backed	1,218.5	44.9%	992.2	37.9%
Commercial mortgage-backed securities	27.4	1.0%	24.0	0.9%
Total AFS fixed maturities	$2,714.9	100.0%	$2,618.7	100.0%

As of both June 30, 2013 and December 31, 2012, 98.6% of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

June 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$16.6	$17.4	0.6%
U.S. agency bonds	1,233.3	1,231.4	45.4%
AAA	161.6	169.4	6.2%
AA+, AA, AA-	72.4	78.7	2.9%
A+, A, A-	477.8	501.4	18.5%
BBB+, BBB, BBB-	665.8	678.4	25.0%
BB+ or lower	38.4	38.2	1.4%
Total AFS fixed maturities	$2,665.9	$2,714.9	100.0%

December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$42.7	$43.9	1.7%
U.S. agency bonds	974.3	1,005.3	38.4%
AAA	171.1	184.0	7.0%
AA+, AA, AA-	186.5	196.7	7.5%
A+, A, A-	477.2	515.4	19.7%
BBB+, BBB, BBB-	587.9	637.1	24.3%
BB+ or lower	35.5	36.3	1.4%
Total AFS fixed maturities	$2,475.2	$2,618.7	100.0%

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$104.5	8.5%	$100.8	10.0%
FNMA – fixed rate	673.2	54.7%	573.0	57.0%
FNMA – variable rate	40.7	3.3%	46.9	4.7%
FHLMC – fixed rate	388.5	31.6%	257.7	25.6%
FHLMC – variable rate	11.6	0.9%	13.8	1.4%
Total RMBS	1,218.5	99.0%	992.2	98.7%
Total agency mortgage-backed securities	1,218.5	99.0%	992.2	98.7%
Non-MBS fixed rate agency securities	12.9	1.0%	13.1	1.3%
Total U.S. agency bonds	$1,231.4	100.0%	$1,005.3	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the three and six months ended June 30, 2013 and 2012:

For the Three Months Ended June 30,	2013	2012
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$999.0	$1,109.5
Purchases	370.4	29.8
Sales and paydowns	(118.5)	(88.1)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) losses – included in other comprehensive income	(29.2)	0.3
Amortization of bond premium and discount	(3.2)	(2.4)
Ending balance	$1,218.5	$1,049.1

For the Six Months Ended June 30,	2013	2012
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$992.2	$972.1
Purchases	524.8	255.6
Sales and paydowns	(259.3)	(171.3)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) – included in other comprehensive income	(32.3)	(3.7)
Amortization of bond premium and discount	(6.9)	(3.6)
Ending balance	$1,218.5	$1,049.1

The Company continued to experience elevated levels of paydowns of its U.S. agency mortgage-backed bond portfolio for the three and six months ended June 30, 2013, compared to the same periods in 2012. The elevated levels of paydowns reflect the ongoing decline in interest rates in the U.S. and globally in recent years, resulting in higher refinancing activity in the U.S. mortgage markets.

Prior policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market, continue to impact the Company's MBS portfolio. However, those conditions have been abating in recent quarters, as interest rates have begun to rise and the U.S. Federal Reserve has indicated it may begin to reduce the amount of liquidity it is providing to credit markets later in 2013.

Despite these changing market conditions, in the near-term the cumulative effect of these policy measures in recent years is likely to have the effect of maintaining an elevated level of paydowns on certain mortgage-backed securities in the Company's portfolio, and consequently could maintain the higher levels of bond premium amortization we have been incurring, which could reduce the amount of net investment income reported by the Company as a result. These conditions may abate, however as interest rates stabilize or continue to increase from current levels.

Our U.S. agency mortgage-backed bond portfolio is 44.9% of our fixed maturity investments as of June 30, 2013. Given the relative size of this portfolio to our total investments, if these faster prepayment patterns continue over an extended period of time, this could potentially have the effect of limiting the growth in our investment income, or in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P in this asset class as of June 30, 2013 and December 31, 2012 are as follows:

	Ratings*
June 30, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.0%	4.0%	30.9%	15.0%	0.1%	$778.8	57.0%
Industrials	—%	1.1%	3.7%	31.8%	1.8%	524.5	38.4%
Utilities/Other	—%	—%	0.9%	2.8%	0.9%	63.4	4.6%
Total Corporate bonds	7.0%	5.1%	35.5%	49.6%	2.8%	$1,366.7	100.0%

	Ratings*
December 31, 2012	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.1%	5.2%	31.1%	13.7%	0.1%	$775.1	57.2%
Industrials	—%	1.2%	4.8%	30.8%	1.7%	520.9	38.5%
Utilities/Other	—%	—%	0.9%	2.5%	0.9%	58.3	4.3%
Total Corporate bonds	7.1%	6.4%	36.8%	47.0%	2.7%	$1,354.3	100.0%
*Ratings as assigned by S&P

Over the last twelve to twenty four months, the Company has increased its allocation to corporate bonds with credit ratings of BBB, in order to take advantage of more attractive yield opportunities in those bonds, while staying within its established investment guidelines.

The Company’s 10 largest corporate holdings, all of which are in the Financial Institutions sector, as of June 30, 2013 as carried at fair value and as a percentage of all fixed income securities are as follows:

June 30, 2013		% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$38.7	1.4%	A-
Citigroup FLT, Due 6/9/2016 (1)	26.1	1.0%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	24.7	0.9%	AAA
BNP Paribas, 5.0% Due 1/15/2021	20.3	0.8%	A+
Barclays Bank PLC NY FLT, Due 2/24/2020 (1)	20.2	0.8%	A
HSBC Financial FLT, Due 6/1/2016 (1)	19.8	0.7%	A
SLM Corp FLT, Due 1/27/2014 (1)	19.8	0.7%	BBB-
Bear Stearns FLT, 11/21/2016 (1)	19.7	0.7%	A
JPMorgan Chase & Co FLT, Due 6/13/2016 (1)	19.7	0.7%	A
Rabobank Nederland UTREC, 3.875% Due 2/8/2022	19.2	0.7%	AA-
Total	$228.2	8.4%
* Ratings as assigned by S&P
(1)Securities with the notation FLT are floating rate securities.

As of June 30, 2013 and December 31, 2012, 18.0% and 17.5% of its corporate fixed maturities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and to quickly take advantage of any unanticipated increases in interest rates which may occur.

Given the Company’s status as a Bermuda domiciled company with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, at June 30, 2013 and December 31, 2012, municipal securities represent 0.5% and 5.1%, respectively, of the Company’s fixed maturity portfolio.

As of June 30, 2013 and December 31, 2012, we own the following fixed maturities not denominated in U.S. dollars:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$151.6	72.2%	$156.5	73.1%
Non-U.S. government bonds	58.5	27.8%	57.4	26.9%
Total Non-U.S. dollar AFS fixed maturities	$210.1	100.0%	$213.9	100.0%

These fixed maturities were invested in the following currencies:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$186.7	88.9%	$191.7	89.6%
Swedish Krona	10.3	4.9%	10.9	5.1%
Australian Dollar	6.5	3.1%	7.7	3.6%
British Pound	5.9	2.8%	2.9	1.4%
All other	0.7	0.3%	0.7	0.3%
Total Non-U.S. dollar AFS fixed maturities	$210.1	100.0%	$213.9	100.0%

We do not have any government or government related obligations of Greece, Ireland, Italy, Portugal and Spain as of June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, 90.4% and 90.1% of the Company's non-U.S. government or supranational issuers were rated AA or higher by S&P. The five largest non-U.S. government or supranational issuers held by the Company as of June 30, 2013 and December 31, 2012 are:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$23.2	39.7%	$24.8	43.1%
European Investment Bank	11.1	18.9%	12.5	21.7%
Sweden	5.8	9.9%	6.1	10.7%
Israel	5.6	9.6%	5.7	9.9%
Netherlands	5.5	9.4%	5.9	10.3%
All other	7.3	12.5%	2.4	4.3%
Total Non-U.S. government bonds	$58.5	100.0%	$57.4	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	June 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$60.5	39.9%	$61.8	39.5%
AA+, AA, AA-	7.2	4.8%	7.9	5.0%
A+, A, A-	50.7	33.4%	52.3	33.4%
BBB+, BBB, BBB-	31.8	21.0%	33.1	21.1%
BB+ or lower	1.4	0.9%	1.4	1.0%
Total Non-U.S. dollar denominated corporate bonds	$151.6	100.0%	$156.5	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government or corporate bonds

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company, which rating is the fourth highest of sixteen rating levels, and BBB+ (Good) with a negative outlook by S&P, which is the eighth highest of twenty-two rating levels. Our 2011 Senior Notes and 2012 Senior Notes are both rated BBB- by S&P and the Preference Shares are rated BB by S&P. On May 17, 2013, S&P affirmed the ratings of our operating subsidiaries, Senior Notes and Preference Shares but revised their outlook from stable to negative, in response to the application of new rating methodology by S&P.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	($ in Millions)
Reinsurance balances receivable, net	$685.1	$522.6
Prepaid reinsurance premiums	48.9	38.7
Reinsurance recoverable on unpaid losses	101.1	110.9
Deferred commission and other acquisition expenses	314.8	270.7
Reserve for loss and loss adjustment expenses	(1,844.1)	(1,740.3)
Unearned premiums	(1,129.8)	(936.5)

In general, the increases in these balances reflect the continued growth of the Company, in particular the strong premium written growth experienced during the first half of 2013 in the AmTrust segment. At June 30, 2013, the reinsurance recoverable decreased by $9.8 million compared to December 31, 2012, of which $67.7 million or 66.9% relates to reinsurance claims from Superstorm Sandy.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1.29 billion at June 30, 2013, a 4.4% decrease from $1.35 billion at December 31, 2012 and reflect the decrease in the Company's shareholders equity discussed below.

As of June 30, 2013, our shareholders’ equity was $956.4 million, a 5.8% decrease compared to $1.02 billion as of December 31, 2012. The decrease was due primarily to the decline in unrealized gains on investments of $94.4 million, common dividends declared of $13.1 million and Preference Share dividends declared and paid of $6.2 million, offset by net income for the six months ended June 30, 2013 of $45.2 million and favorable foreign currency translation adjustment of $1.3 million.

On August 22, 2012, the Company issued six million of 8.25% Preference Shares - Series A, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering, The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes, which may include repurchasing the Company's outstanding common shares and repurchasing the Company's outstanding 14% 30-year trust preferred securities issued in January 2009.

Also on that date, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preference Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. For the period August 22, 2012 through June 30, 2013, the Company did not repurchase any of its common shares.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, we maintain a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances to date. As of June 30, 2013 we can issue up to $180.0 million of additional debt and equity securities in the public market under this shelf registration. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At June 30, 2013 and December 31, 2012, the unamortized amount carried as a reduction of the Company’s liability for the junior subordinated debt was $26.2 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

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

Although the Company currently has sufficient liquidity to pay off the remaining securities associated with the TRUPS Offering, given the proximity to the date of expiration of the TRUPS Offering prepayment penalty, it is unlikely that we would pay off these securities prior to January 20, 2014 unless were able to achieve savings in excess of the remaining interest we are required to pay until that time, including any prepayment premium. At any such time that we do pay off the remaining securities associated with the TRUPS Offering, we will incur a charge for the remaining unamortized amounts.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2013, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange losses amounted to $0.2 million and net foreign exchange gains were $1.3 million during the three and six months ended June 30, 2013, respectively, compared to net foreign exchange losses of $0.9 million and net foreign exchange gains of $0.1 million during the same periods in 2012, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2013, we had AFS fixed maturity securities with a fair value of $2.7 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2013 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of June 30, 2013:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,505.5	$(209.4)	(21.9)%
100 basis point increase	2,615.2	(99.7)	(10.4)%
No change	2,714.9	—	—%
100 basis point decrease	2,860.3	145.4	15.2%
200 basis point decrease	2,997.4	282.5	29.5%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of June 30, 2013 have not changed materially compared to December 31, 2012.

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Ratings*
AA+ or better	53.3%	48.0%
AA, AA-, A+, A, A-	20.3%	26.3%
BBB+, BBB, BBB-	25.0%	24.3%
BB+ or lower	1.4%	1.4%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At June 30, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ (see "Liquidity and Capital Resources - Investments " on page 61), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.4% and 8.4% of the Company’s total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account have been transferred to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company. As of June 30, 2013, one contract had not yet been novated and this is expected to occur in 2013. At June 30, 2013, the IIS Funds Withheld account due from GMAC IICL was $21.4 million, including $23.7 million in a segregated investment portfolio which represents collateral pledged as required by the underlying reinsurance contracts, primarily offset by other net liabilities of $3.2 million. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at June 30, 2013 were $685.1 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2013.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $101.1 million at June 30, 2013, of which $67.7 million or 66.9% relates to reinsurance claims from Superstorm Sandy. As of June 30, 2013, 87.4% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A, or better, 9.5% due from reinsurers with credit ratings of A-, 3.1% due from reinsurers with credit ratings of B++.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Condensed Consolidated Financial Statements.

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the six months ended June 30, 2013, 15.4% of our net premiums written and 12.0% of our reserve for loss and loss adjustment expenses were transacted in Euro.

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

While not likely at this time, without satisfactory and timely resolution of these issues, the collapse or modification of the Euro cannot be ruled out at this time. There is also further uncertainty as to what forms of currency would take its place, if this event were to occur.

As a result, we could be subject to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2013, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $9.1 million and $18.2 million, respectively.

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
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q, formatted in XBRL (eXtensive Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
August 9, 2013		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
John M. Marshaleck Chief Financial Officer
(Principal Financial and Accounting Officer)