Form 10-Q
period 2013-09-30
Maiden Holdings, Ltd.
filed 2013-11-08
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,613,048.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2013: $2,620,107; 2012: $2,475,202)	$2,674,305	$2,618,697
Other investments, at fair value (Cost 2013: $4,500; 2012: $2,599)	5,006	2,901
Total investments	2,679,311	2,621,598
Cash and cash equivalents	131,296	81,543
Restricted cash and cash equivalents	269,944	132,327
Accrued investment income	23,107	21,007
Reinsurance balances receivable, net (includes $272,391 and $265,766 from related parties in 2013 and 2012, respectively)	554,680	522,614
Funds withheld	45,492	42,712
Prepaid reinsurance premiums (includes $360 and $743 from related parties in 2013 and 2012, respectively)	49,515	38,725
Reinsurance recoverable on unpaid losses (includes $9,132 and $9,387 from related parties in 2013 and 2012, respectively)	97,334	110,858
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $222,785 and $187,387 from related parties in 2013 and 2012, respectively)	310,726	270,669
Goodwill and intangible assets, net	91,558	94,393
Other assets	28,734	33,742
Total assets	$4,449,672	$4,138,163
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $825,096 and $610,810 from related parties in 2013 and 2012, respectively)	$1,926,635	$1,740,281
Unearned premiums (includes $742,204 and $612,903 from related parties in 2013 and 2012, respectively)	1,089,218	936,497
Accrued expenses and other liabilities	126,002	111,957
Senior notes	207,500	207,500
Junior subordinated debt	126,364	126,317
Total liabilities	3,475,719	3,122,552
Commitments and Contingencies
EQUITY
Preference shares	150,000	150,000
Common shares ($0.01 par value; 73,575,384 and 73,306,283 shares issued in 2013 and 2012, respectively; 72,613,048 and 72,343,947 shares outstanding in 2013 and 2012, respectively)	736	733
Additional paid-in capital	579,170	575,869
Accumulated other comprehensive income	48,619	141,130
Retained earnings	198,796	151,308
Treasury shares, at cost (2013 and 2012: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	973,520	1,015,239
Noncontrolling interest in subsidiaries	433	372
Total equity	973,953	1,015,611
Total liabilities and equity	$4,449,672	$4,138,163
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Gross premiums written	$491,915	$478,515	$1,742,092	$1,536,955
Net premiums written	$463,418	$455,847	$1,650,426	$1,458,640
Change in unearned premiums	44,708	(6,874)	(140,585)	(134,055)
Net premiums earned	508,126	448,973	1,509,841	1,324,585
Other insurance revenue	3,271	2,622	11,266	9,650
Net investment income	23,253	21,550	65,977	60,072
Net realized gains on investment	477	2,410	3,707	836
Total revenues	535,127	475,555	1,590,791	1,395,143
Expenses:
Net loss and loss adjustment expenses	341,629	309,146	1,019,871	897,498
Commission and other acquisition expenses	144,194	120,923	420,096	367,844
General and administrative expenses	13,251	13,578	44,163	42,617
Interest and amortization expenses	9,571	9,569	28,711	26,815
Amortization of intangible assets	945	1,090	2,835	3,271
Foreign exchange and other losses (gains)	23	(1,213)	(2,573)	(1,318)
Total expenses	509,613	453,093	1,513,103	1,336,727
Income before income taxes	25,514	22,462	77,688	58,416
Income taxes:
Current tax expense	136	397	656	880
Deferred tax expense	345	131	561	618
Income tax expense	481	528	1,217	1,498
Net income	25,033	21,934	76,471	56,918
Less: Income attributable to noncontrolling interest	(36)	(15)	(95)	(81)
Net income attributable to Maiden shareholders	24,997	21,919	76,376	56,837
Dividends on preference shares	(3,093)	—	(9,281)	—
Net income attributable to Maiden common shareholders	$21,904	$21,919	$67,095	$56,837
Basic earnings per share attributable to Maiden common shareholders	$0.30	$0.30	$0.92	$0.79
Diluted earnings per share attributable to Maiden common shareholders	$0.30	$0.30	$0.91	$0.78
Dividends declared per common share	$0.09	$0.08	$0.27	$0.24

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$25,033	$21,934	$76,471	$56,918
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period (net of tax of $(10) and $23 for the three and nine months ended September 30, 2013 and $(44) and $(39) for the three and nine months ended September 30, 2012, respectively)	5,922	45,986	(85,415)	76,098
Adjustment for reclassification of net realized gains recognized in net income, net of tax	(576)	(2,410)	(3,657)	(2,429)
Foreign currency translation adjustment	(4,744)	(1,700)	(3,427)	(292)
Other comprehensive income (loss)	602	41,876	(92,499)	73,377
Comprehensive income (loss)	25,635	63,810	(16,028)	130,295
Net income attributable to noncontrolling interest	(36)	(15)	(95)	(81)
Other comprehensive (income) loss attributable to noncontrolling interest	(18)	7	(12)	5
Comprehensive income attributable to noncontrolling interest	(54)	(8)	(107)	(76)
Comprehensive income (loss) attributable to Maiden shareholders	$25,581	$63,802	$(16,135)	$130,219

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2013	2012
Preference shares
Beginning balance	$150,000	$—
Issuance of preference shares - Series A	—	150,000
Preference shares - Series B subscribed but unissued	150,000	—
Subscription receivable	(150,000)	—
Ending balance	150,000	150,000
Common shares
Beginning balance	733	732
Exercise of options and issuance of shares	3	—
Ending balance	736	732
Additional paid-in capital
Beginning balance	575,869	579,004
Exercise of options and issuance of common shares	1,633	253
Issuance costs of preference shares	—	(4,959)
Share based compensation expense	1,668	995
Ending balance	579,170	575,293
Accumulated other comprehensive income
Beginning balance	141,130	64,059
Change in net unrealized (losses) gains on investments, net	(89,072)	73,669
Foreign currency translation adjustments	(3,439)	(287)
Ending balance	48,619	137,441
Retained earnings
Beginning balance	151,308	128,648
Net income attributable to Maiden shareholders	76,376	56,837
Dividends on preference shares	(9,281)	—
Dividends on common shares	(19,607)	(17,344)
Ending balance	198,796	168,141
Treasury shares
Beginning balance	(3,801)	(3,801)
Ending balance	(3,801)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	372	338
Dividend paid to noncontrolling interest	(46)	(18)
Net income attributable to noncontrolling interest	95	81
Foreign currency translation adjustments	12	(5)
Ending balance	433	396
Total equity	$973,953	$1,028,202
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2013	2012
Cash flows from operating activities:
Net income	$76,471	$56,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,870	4,755
Net realized gains on investment	(3,707)	(836)
Foreign exchange and other gains	(2,573)	(1,318)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	11,641	6,493
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(28,459)	(26,003)
Funds withheld	(3,319)	883
Prepaid reinsurance premiums	(10,790)	(8,240)
Reinsurance recoverable on unpaid losses	13,522	(8,818)
Accrued investment income	(2,055)	(8,094)
Deferred commission and other acquisition expenses	(40,023)	(26,164)
Other assets	4,441	(9,551)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	181,171	148,304
Unearned premiums	151,492	145,203
Accrued expenses and other liabilities	7,644	(5,385)
Net cash provided by operating activities	359,326	268,147
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(725,921)	(1,013,988)
Purchases of fixed-maturity securities – trading and short sales	—	(102,073)
Purchases of other investments	(2,013)	(794)
Proceeds from sales of fixed maturities – available-for-sale	186,957	120,865
Proceeds from sales of fixed-maturity securities – trading and short sales	—	49,883
Proceeds from maturities and calls of fixed maturities	387,692	331,162
Proceeds from redemption of other investments	259	274
Increase in restricted cash and cash equivalents	(137,617)	(429)
Proceeds from sale of a business unit	1,281	—
Other, net	(290)	(307)
Net cash used in investing activities	(289,652)	(615,407)
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	—	96,594
Preference shares issuance, net of issuance costs	—	145,041
Common share issuance	1,636	254
Dividends paid to common shareholders	(13,063)	(17,339)
Dividends paid to preference shareholders	(9,281)	—
Net cash (used in) provided by financing activities	(20,708)	224,550
Effect of exchange rate changes on foreign currency cash	787	1,505
Net increase (decrease) in cash and cash equivalents	49,753	(121,205)
Cash and cash equivalents, beginning of period	81,543	188,082
Cash and cash equivalents, end of period	$131,296	$66,877
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
Recently Issued Accounting Standards Updates Not Yet Adopted

Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, FASB issued ASU 2013-05 with the objective of resolving the diversity about whether Accounting Standards Codification ("ASC") 810-10, Consolidation - Overall, or ASC 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

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

3. Segments

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (formerly known as ACAC Quota Share). The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, funds withheld, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

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

The following tables summarize the underwriting results of our operating segments:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Three Months Ended September 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$185,620	$259,633	$18,165	$463,418
Net premiums earned	$198,966	$243,408	$65,752	$508,126
Other insurance revenue	3,271	—	—	3,271
Net loss and loss adjustment expenses	(137,080)	(160,212)	(44,337)	(341,629)
Commission and other acquisition expenses	(51,657)	(71,869)	(20,668)	(144,194)
General and administrative expenses	(9,688)	(504)	(177)	(10,369)
Underwriting income	$3,812	$10,823	$570	$15,205
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				23,730
Amortization of intangible assets				(945)
Foreign exchange and other losses				(23)
Interest and amortization expenses				(9,571)
Other general and administrative expenses				(2,882)
Income tax expense				(481)
Income attributable to noncontrolling interest				(36)
Dividends on preference shares				(3,093)
Net income attributable to Maiden common shareholders				$21,904

Net loss and loss adjustment expense ratio*	67.8%	65.8%	67.4%	66.8%
Commission and other acquisition expense ratio**	25.5%	29.5%	31.4%	28.2%
General and administrative expense ratio***	4.8%	0.3%	0.3%	2.6%
Combined ratio****	98.1%	95.6%	99.1%	97.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Three Months Ended September 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$193,943	$186,258	$75,646	$455,847
Net premiums earned	$200,020	$177,293	$71,660	$448,973
Other insurance revenue	2,622	—	—	2,622
Net loss and loss adjustment expenses	(141,625)	(120,942)	(46,579)	(309,146)
Commission and other acquisition expenses	(47,801)	(50,525)	(22,597)	(120,923)
General and administrative expenses	(9,256)	(535)	(199)	(9,990)
Underwriting income	$3,960	$5,291	$2,285	$11,536
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				23,960
Amortization of intangible assets				(1,090)
Foreign exchange gains				1,213
Interest and amortization expenses				(9,569)
Other general and administrative expenses				(3,588)
Income tax expense				(528)
Income attributable to noncontrolling interest				(15)
Net income attributable to Maiden common shareholders				$21,919

Net loss and loss adjustment expense ratio*	69.9%	68.2%	65.0%	68.5%
Commission and other acquisition expense ratio**	23.6%	28.5%	31.5%	26.8%
General and administrative expense ratio***	4.5%	0.3%	0.3%	2.9%
Combined ratio****	98.0%	97.0%	96.8%	98.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Nine Months Ended September 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$588,164	$895,029	$167,233	$1,650,426
Net premiums earned	$573,551	$725,100	$211,190	$1,509,841
Other insurance revenue	11,266	—	—	11,266
Net loss and loss adjustment expenses	(398,680)	(478,782)	(142,409)	(1,019,871)
Commission and other acquisition expenses	(140,877)	(213,199)	(66,020)	(420,096)
General and administrative expenses	(31,639)	(1,498)	(530)	(33,667)
Underwriting income	$13,621	$31,621	$2,231	$47,473
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				69,684
Amortization of intangible assets				(2,835)
Foreign exchange and other gains				2,573
Interest and amortization expenses				(28,711)
Other general and administrative expenses				(10,496)
Income tax expense				(1,217)
Income attributable to noncontrolling interest				(95)
Dividends on preference shares				(9,281)
Net income attributable to Maiden common shareholders				$67,095

Net loss and loss adjustment expense ratio*	68.2%	66.0%	67.4%	67.0%
Commission and other acquisition expense ratio**	24.1%	29.4%	31.3%	27.6%
General and administrative expense ratio***	5.4%	0.2%	0.2%	3.0%
Combined ratio****	97.7%	95.6%	98.9%	97.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Nine Months Ended September 30, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$626,220	$607,902	$224,518	$1,458,640
Net premiums earned	$603,613	$512,988	$207,984	$1,324,585
Other insurance revenue	9,650	—	—	9,650
Net loss and loss adjustment expenses	(412,437)	(350,553)	(134,508)	(897,498)
Commission and other acquisition expenses	(159,895)	(142,284)	(65,665)	(367,844)
General and administrative expenses	(31,849)	(1,444)	(566)	(33,859)
Underwriting income	$9,082	$18,707	$7,245	$35,034
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				60,908
Amortization of intangible assets				(3,271)
Foreign exchange gains				1,318
Interest and amortization expenses				(26,815)
Other general and administrative expenses				(8,758)
Income tax expense				(1,498)
Income attributable to noncontrolling interest				(81)
Net income attributable to Maiden common shareholders				$56,837

Net loss and loss adjustment expense ratio*	67.3%	68.3%	64.7%	67.3%
Commission and other acquisition expense ratio**	26.1%	27.7%	31.6%	27.6%
General and administrative expense ratio***	5.1%	0.4%	0.2%	3.1%
Combined ratio****	98.5%	96.4%	96.5%	98.0%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

September 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$283,368	$210,447	$60,865	$554,680
Funds withheld	45,492	—	—	45,492
Prepaid reinsurance premiums	49,515	—	—	49,515
Reinsurance recoverable on unpaid losses	97,334	—	—	97,334
Deferred commission and other acquisition expenses	88,060	202,691	19,975	310,726
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	91,558	—	—	91,558
Restricted cash and cash equivalents and investments	1,107,671	1,095,601	101,397	2,304,669
Other assets	8,164	—	—	8,164
Total assets - operating segments	1,771,162	1,676,714	182,237	3,630,113
Corporate assets	—	—	—	819,559
Total Assets	$1,771,162	$1,676,714	$182,237	$4,449,672

December 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$260,161	$170,983	$91,470	$522,614
Funds withheld	42,712	—	—	42,712
Prepaid reinsurance premiums	38,725	—	—	38,725
Reinsurance recoverable on unpaid losses	110,858	—	—	110,858
Deferred commission and other acquisition expenses	83,287	153,530	33,852	270,669
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	94,393	—	—	94,393
Restricted cash and cash equivalents and investments	1,219,454	857,013	90,851	2,167,318
Other assets	5,864	—	—	5,864
Total assets - operating segments	1,855,454	1,349,501	216,173	3,421,128
Corporate assets	—	—	—	717,035
Total Assets	$1,855,454	$1,349,501	$216,173	$4,138,163

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three and nine months ended September 30, 2013 and 2012:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

	For the Three Months Ended September 30,
	2013		2012
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$26,783	5.8%	$41,667	9.1%
Casualty	122,600	26.4%	114,655	25.2%
Accident and Health	9,040	2.0%	9,174	2.0%
International	27,197	5.9%	28,447	6.2%
Total Diversified Reinsurance	185,620	40.1%	193,943	42.5%
AmTrust Quota Share Reinsurance
Small Commercial Business	136,725	29.5%	84,024	18.4%
Specialty Program	41,698	9.0%	14,931	3.3%
Specialty Risk and Extended Warranty	81,210	17.5%	87,303	19.2%
Total AmTrust Quota Share Reinsurance	259,633	56.0%	186,258	40.9%
NGHC Quota Share
Automobile Liability	9,707	2.1%	39,019	8.6%
Automobile Physical Damage	8,458	1.8%	36,627	8.0%
Total NGHC Quota Share	18,165	3.9%	75,646	16.6%
	$463,418	100.0%	$455,847	100.0%

	For the Three Months Ended September 30,
	2013		2012
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$41,652	8.2%	$50,688	11.3%
Casualty	126,091	24.8%	119,572	26.6%
Accident and Health	8,994	1.8%	11,176	2.5%
International	22,229	4.4%	18,584	4.1%
Total Diversified Reinsurance	198,966	39.2%	200,020	44.5%
AmTrust Quota Share Reinsurance
Small Commercial Business	130,472	25.7%	81,287	18.1%
Specialty Program	39,661	7.8%	9,828	2.2%
Specialty Risk and Extended Warranty	73,275	14.4%	86,178	19.2%
Total AmTrust Quota Share Reinsurance	243,408	47.9%	177,293	39.5%
NGHC Quota Share
Automobile Liability	38,015	7.5%	38,374	8.6%
Automobile Physical Damage	27,737	5.4%	33,286	7.4%
Total NGHC Quota Share	65,752	12.9%	71,660	16.0%
	$508,126	100.0%	$448,973	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

	For the Nine Months Ended September 30,
	2013		2012
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$112,861	6.8%	$157,628	10.8%
Casualty	359,816	21.8%	349,356	24.0%
Accident and Health	31,649	1.9%	34,484	2.3%
International	83,838	5.1%	84,752	5.8%
Total Diversified Reinsurance	588,164	35.6%	626,220	42.9%
AmTrust Quota Share Reinsurance
Small Commercial Business	434,951	26.4%	256,198	17.6%
Specialty Program	115,313	7.0%	63,877	4.4%
Specialty Risk and Extended Warranty	344,765	20.9%	287,827	19.7%
Total AmTrust Quota Share Reinsurance	895,029	54.3%	607,902	41.7%
NGHC Quota Share
Automobile Liability	95,631	5.8%	118,288	8.1%
Automobile Physical Damage	71,602	4.3%	106,230	7.3%
Total NGHC Quota Share	167,233	10.1%	224,518	15.4%
	$1,650,426	100.0%	$1,458,640	100.0%

	For the Nine Months Ended September 30,
	2013		2012
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$116,970	7.7%	$164,739	12.4%
Casualty	359,988	23.8%	334,559	25.3%
Accident and Health	27,356	1.8%	32,547	2.5%
International	69,237	4.6%	71,768	5.4%
Total Diversified Reinsurance	573,551	37.9%	603,613	45.6%
AmTrust Quota Share Reinsurance
Small Commercial Business	350,295	23.2%	218,086	16.4%
Specialty Program	105,122	7.0%	60,414	4.6%
Specialty Risk and Extended Warranty	269,683	17.9%	234,488	17.7%
Total AmTrust Quota Share Reinsurance	725,100	48.1%	512,988	38.7%
NGHC Quota Share
Automobile Liability	122,118	8.1%	113,168	8.5%
Automobile Physical Damage	89,072	5.9%	94,816	7.2%
Total NGHC Quota Share	211,190	14.0%	207,984	15.7%
	$1,509,841	100.0%	$1,324,585	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,629	$745	$—	$17,374
U.S. agency bonds – mortgage-backed	1,138,860	16,083	(24,230)	1,130,713
U.S. agency bonds – other	7,205	1,093	—	8,298
Non-U.S. government bonds	64,992	2,734	(444)	67,282
Other mortgage-backed bonds	22,624	97	(59)	22,662
Corporate bonds	1,324,209	81,247	(23,810)	1,381,646
Municipal bonds	45,588	743	(1)	46,330
Total available-for-sale fixed maturities	2,620,107	102,742	(48,544)	2,674,305
Other investments	4,500	506	—	5,006
Total investments	$2,624,607	$103,248	$(48,544)	$2,679,311

December 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$42,671	$1,260	$—	$43,931
U.S. agency bonds – mortgage-backed	962,649	30,998	(1,473)	992,174
U.S. agency bonds – other	11,682	1,407	—	13,089
Non-U.S. government bonds	55,169	2,264	—	57,433
Other mortgage-backed bonds	23,167	901	—	24,068
Corporate bonds	1,247,260	113,386	(6,492)	1,354,154
Municipal bonds	132,604	1,244	—	133,848
Total available-for-sale fixed maturities	2,475,202	151,460	(7,965)	2,618,697
Other investments	2,599	353	(51)	2,901
Total investments	$2,477,801	$151,813	$(8,016)	$2,621,598

The contractual maturities of our fixed maturities, available-for-sale as of September 30, 2013 are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations prior to contractual maturity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

September 30, 2013	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$95,601	$97,385	3.7%
Due after one year through five years	398,953	428,246	16.0%
Due after five years through ten years	888,970	917,690	34.3%
Due after ten years	75,099	77,609	2.9%
	1,458,623	1,520,930	56.9%
U.S. agency bonds – mortgage-backed	1,138,860	1,130,713	42.3%
Other mortgage-backed bonds	22,624	22,662	0.8%
Total	$2,620,107	$2,674,305	100.0%

The following tables summarize our available-for-sale fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
September 30, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$601,779	$(23,199)	$39,548	$(1,031)	$641,327	$(24,230)
Non–U.S. government bonds	10,234	(444)	—	—	10,234	(444)
Other mortgage-backed bonds	13,152	(59)	—	—	13,152	(59)
Corporate bonds	354,698	(21,689)	123,226	(2,121)	477,924	(23,810)
Municipal bonds	2,500	(1)	—	—	2,500	(1)
Total temporarily impaired available-for-sale fixed maturities	$982,363	$(45,392)	$162,774	$(3,152)	$1,145,137	$(48,544)

As of September 30, 2013, there were approximately 109 securities in an unrealized loss position with a fair value of $1,145,137 and unrealized losses of $48,544. Of these securities, there are 11 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $162,774 and unrealized losses of $3,152.

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

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of September 30, 2013, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and nine months ended September 30, 2013 and 2012, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at September 30, 2013 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2013.

The following summarizes the credit ratings of our fixed maturities:

Rating* as of September 30, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,629	$17,374	0.7%
U.S. agency bonds	1,146,065	1,139,011	42.6%
AAA	153,544	165,945	6.2%
AA+, AA, AA-	114,209	121,167	4.5%
A+, A, A-	487,189	517,408	19.3%
BBB+, BBB, BBB-	646,396	658,567	24.6%
BB+ or lower	56,075	54,833	2.1%
Total	$2,620,107	$2,674,305	100.0%

Rating* as of December 31, 2012	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$42,671	$43,931	1.7%
U.S. agency bonds	974,331	1,005,263	38.4%
AAA	171,136	183,950	7.0%
AA+, AA, AA-	186,495	196,797	7.5%
A+, A, A-	477,236	515,383	19.7%
BBB+, BBB, BBB-	587,858	637,089	24.3%
BB+ or lower	35,475	36,284	1.4%
Total	$2,475,202	$2,618,697	100.0%

*Ratings as assigned by Standard & Poor’s ("S&P")

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	September 30, 2013		December 31, 2012
Investments in limited partnerships	$4,006	80.0%	$2,901	100.0%
Other	1,000	20.0%	—	—%
Total other investments	$5,006	100.0%	$2,901	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $1,994 as of September 30, 2013.

(c) Realized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of realized gains (losses) on investment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$448	$—	$448
Other investments	29	—	29
Net realized gains on investment	$477	$—	$477

For the Three Months Ended September 30, 2012	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$2,374	$—	$2,374
Other investments	36	—	36
Net realized gains on investment	$2,410	$—	$2,410

For the Nine Months Ended September 30, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,560	$—	$3,560
Other investments	200	(53)	147
Net realized gains on investment	$3,760	$(53)	$3,707

For the Nine Months Ended September 30, 2012	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$2,374	$—	$2,374
Trading securities and short sales	—	(1,593)	(1,593)
Other investments	56	(1)	55
Net realized gains on investment	$2,430	$(1,594)	$836

Proceeds from sales of fixed maturities classified as available-for-sale were $186,957 and $120,865 for the nine months ended September 30, 2013 and 2012, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Net unrealized gains on available-for-sale fixed maturities and other investments was as follows:

	September 30, 2013	December 31, 2012
Available-for-sale fixed maturities	$54,198	$143,495
Other investments	506	302
Total net unrealized gains	54,704	143,797
Deferred income tax expense	(111)	(132)
Net unrealized gains, net of deferred income tax	$54,593	$143,665
Change in net unrealized gains, net of deferred income tax	$(89,072)	$79,928

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

	September 30, 2013	December 31, 2012
Restricted cash and cash equivalents – third party agreements	$92,783	$97,695
Restricted cash and cash equivalents – related party agreements	176,596	33,882
Restricted cash and cash equivalents – U.S. state regulatory authorities	565	750
Total restricted cash and cash equivalents	269,944	132,327
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2013 – $977,880; 2012 – $1,048,827)	997,105	1,101,971
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2013 – $996,096; 2012 – $851,873)	1,024,446	919,557
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2013 – $12,733; 2012 – $12,744)	13,174	13,463
Total restricted investments	2,034,725	2,034,991
Total restricted cash and cash equivalents and investments	$2,304,669	$2,167,318

5. Fair Value of Financial Instruments

(a) Fair Values of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from a third party, a nationally recognized pricing service provider (“pricing service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representation of fair value. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.

In accordance with ASC 820, the Company determines fair value of the financial instrument based on the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2013.

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

Municipal bonds — Comprised of bonds and auction rate securities issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipals are classified within Level 2. Municipal auction rate securities are reported in the Condensed Consolidated Balance Sheets at cost which approximates their fair value.

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

At September 30, 2013 and December 31, 2012, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$17,374	$—	$—	$17,374
U.S. agency bonds – mortgage-backed	—	1,130,713	—	1,130,713
U.S. agency bonds – other	—	8,298	—	8,298
Non-U.S. government bonds	—	67,282	—	67,282
Other mortgage-backed bonds	—	22,662	—	22,662
Corporate bonds	—	1,381,646	—	1,381,646
Municipal bonds	—	46,330	—	46,330
Other investments	—	—	5,006	5,006
Total	$17,374	$2,656,931	$5,006	$2,679,311
As a percentage of total assets	0.4%	59.7%	0.1%	60.2%

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$43,931	$—	$—	$43,931
U.S. agency bonds – mortgage-backed	—	992,174	—	992,174
U.S. agency bonds – other	—	13,089	—	13,089
Non-U.S. government bonds	—	57,433	—	57,433
Other mortgage-backed bonds	—	24,068	—	24,068
Corporate bonds	—	1,354,154	—	1,354,154
Municipal bonds	—	133,848	—	133,848
Other investments	—	—	2,901	2,901
Total	$43,931	$2,574,766	$2,901	$2,621,598
As a percentage of total assets	1.1%	62.2%	0.1%	63.4%

The Company utilized a pricing service to estimate fair value measurements for approximately 99.1% of its fixed maturities. The pricing service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these consolidated financial statements.

Other investments: The Company has $5,006 or approximately 0.2% of its investment portfolio in limited partnerships and other investments where the fair value estimate of the investments in limited partnerships is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended
Other investments:	September 30, 2013	September 30, 2012
Balance at beginning of period	$4,438	$2,697
Net realized gains – included in net income	29	36
Net realized losses – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income	155	7
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	475	200
Sales and redemptions	(91)	(114)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$5,006	$2,826
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Nine Months Ended
Other investments:	September 30, 2013	September 30, 2012
Balance at beginning of period	$2,901	$2,192
Net realized gains – included in net income	147	55
Net realized losses – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income	204	59
Change in net unrealized losses – included in other comprehensive income	—	—
Purchases	2,013	794
Sales and redemptions	(259)	(274)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$5,006	$2,826
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated debt as of September 30, 2013 and December 31, 2012:

		September 30, 2013		December 31, 2012
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$110,252	$107,500	$112,832
2012 Senior Notes	8.00%	100,000	101,760	100,000	105,600
Junior Subordinated Debt	14.00%	126,364	156,506	126,317	166,919

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

The following table shows an analysis of goodwill and intangible assets as of September 30, 2013 and December 31, 2012:

September 30, 2013	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(25,881)	25,519	15 years double declining
Net balance	$117,439	$(25,881)	$91,558

December 31, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(23,046)	28,354	15 years double declining
Net balance	$117,439	$(23,046)	$94,393

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)

The goodwill and intangible assets were recognized as a result of the acquisitions and are subject to annual impairment testing. No impairment was recorded during the three and nine months ended September 30, 2013 and 2012. The estimated amortization expenses for the next five years are:

2013 (remainder of the year)	$946
2014	3,276
2015	2,840
2016	2,461
2017	2,133

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

The issuance costs related to the 2011 Senior Notes were capitalized and is being amortized over the life of the notes. Amortization expense for the three and nine months ended September 30, 2013 was $24 and $70, respectively (September 30, 2012 - $24 and $70, respectively).

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011. Interest expense for the three and nine months ended September 30, 2013 was $2,217 and $6,651, respectively (September 30, 2012 - $2,217 and $6,651, respectively), out of which $394 was accrued as of September 30, 2013 (December 31, 2012 - $394).

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after placement agent fees and other expenses of $3,406. The issuance costs related to the 2012 Senior Notes were capitalized and are being amortized over the life of the notes. Amortization expense for the three and nine months ended September 30, 2013 was $29 and $85, respectively (September 30, 2012 - $29 and $58, respectively).

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012. Interest expense for the three and nine months ended September 30, 2013 was $2,000 and $6,000, respectively (September 30, 2012 - $2,000 and $4,111, respectively), out of which $111 was accrued as of September 30, 2013 (December 31, 2012 - $111).

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

As of September 30, 2013, the stated value of the Junior Subordinated Debt was $126,364 which comprises the principal amount of $152,500 less the unamortized discount of $26,136. Amortization expense for the three and nine months ended September 30, 2013 were $16 and $47, respectively (September 30, 2012 - $14 and $40, respectively). Interest expense for the three and nine months ended September 30, 2013 were $5,338 and $16,013, respectively (September 30, 2012 - $5,338 and $16,013, respectively), out of which $4,448 was accrued as of September 30, 2013 (December 31, 2012 - $4,448).

8. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 58% of the outstanding shares of AmTrust. In addition, on June 5, 2013, AmTrust converted its 53,054 shares of Series A Preferred Stock of National General Holdings Corp. ("NGHC") (formerly known as American Capital Acquisition Corporation, or ACAC) into 42,958 shares of NGHC common stock, par value $0.01 per share, which became 12,295,430 shares of common stock after NGHC effected a 286.22:1 stock split on June 6, 2013. On June 6, 2013, NGHC issued 21,850,000 shares of common stock in a 144A offering, which resulted in AmTrust owning 15.4% of the issued and outstanding shares of NGHC common stock, Michael Karfunkel owning 15.8% of the outstanding shares of NGHC common stock and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel) owning 41.4% of the outstanding shares of NGHC common stock ("Annuity Trust"). Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust's acquisition of Unitrin Business Insurance (“UBI”). Under the amendment, AmTrust's subsidiaries ceded, upon collection, to Maiden Bermuda 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust cedes to Maiden Bermuda 40% of net premiums written, effective as of June 1, 2008. Maiden Bermuda will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business. The $2,000 maximum liability for a single loss provided in the Reinsurance Agreement shall not be applicable to Retail Commercial Package Business.

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

Effective April 1, 2011, Maiden Bermuda and AII amended the Master Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate increased to 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements, and the Reinsurance Agreement was extended by one year through June 30, 2014.

Effective March 7, 2013, Maiden Bermuda and AII amended the Reinsurance Agreement extending the term of the agreement to July 1, 2016, and shall automatically renew for successive three-year periods thereafter. If AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2016 or the expiration of any successive three-year period. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Lastly, with regard to the Specialty Program portion of Covered Business only, excluding workers’ compensation business included in AmTrust’s Specialty Program segment from July 1, 2007 through December 31, 2012, AII will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Bermuda will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement.

The Company recorded approximately $67,429 and $199,841 of ceding commission expense for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $46,969 and $132,098, respectively) as a result of this transaction.

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

For the three and nine months ended September 30, 2013, the Company recorded approximately $1,398 and $4,294, respectively (September 30, 2012 - $1,340 and $3,774, respectively) of commission expense as a result of this transaction.

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

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty will cede (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology is not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded approximately $160 and $849 of premiums earned ceded and $25 and $181 of ceding commission for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $1,404 and $6,438 of premiums earned ceded and $404 and $1,921 of ceding commission, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off.

Pursuant to the latest amendment, Maiden US now receives 100% of the premium and reinsures 100% of the gross liabilities incurred (from the effective date). Under this agreement, as amended, Maiden US recorded approximately $1,410 and $3,285 of premiums earned and $70 and $164 of commission expense for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $547 and $1,198 of premiums earned and $27 and $60 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net written premiums varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $170 and $369 of net premiums earned and $38 and $94 of commission expense for the three and nine months ended September 30, 2013, respectively ($535 and $582 net premiums earned and $463 and $472 commission expense for the three and nine months ended September 30, 2012, respectively).

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of September 30, 2013 and December 31, 2012 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as Withheld Funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account. The amount of interest earned on the loan was $467 and $1,397 for the three and nine months ended September 30, 2013, respectively, ($489 and $1,468 for the three and nine months ended September 30, 2012, respectively), out of which $467 was accrued as of September 30, 2013 (December 31, 2012 - $0); and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of September 30, 2013 was approximately $1,095,601 (December 31, 2012 - $857,013) and the accrued interest was $7,346 (December 31, 2012 - $6,967). (See Note 4(d)).

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

The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $3,043 and $9,064 of reinsurance brokerage expense for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $2,216 and $6,412, respectively) and deferred reinsurance brokerage of $8,441 as of September 30, 2013 (December 31, 2012 - $6,299) as a result of this agreement.

The Company paid brokerage fees to AmTrust NA of $21 and $22 for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $20 and $20, respectively) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, we entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,080 and $3,182 of investment management fees for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $952 and $2,667, respectively) as a result of this agreement, out of which $1,080 was accrued as of September 30, 2013 (December 31, 2012 - $0).

Other

On March 1, 2011, we entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The initial lease was for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and nine months ended September 30, 2013, the Company recorded an expense of $38 and $57, respectively (September 30, 2012 - $6 and $38, respectively) for the use of the aircraft.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“NGHC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda, ACP Re Ltd., a Bermuda reinsurer which is a wholly owned indirect subsidiary of the Annuity Trust, and AmTrust, as reinsurers. Maiden Bermuda has a 50% participation in the NGHC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business. The NGHC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premiums of the GMAC personal lines insurance companies and assume 50% of the related net losses. The NGHC Quota Share has an initial term of three years and shall renew automatically for successive three year terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda's participation in the NGHC Quota Share may be terminated by NGHC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the NGHC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. NGHC also may terminate the agreement on 60 days written notice following the effective date of initial public offering or private placement of stock by NGHC or a subsidiary. Maiden Bermuda may terminate its participation in the NGHC Quota Share on 60 days written notice in the event NGHC is subject to a change of control, ceases writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda's consent or fails to remit premium as required by the terms of the NGHC Quota Share.

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

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire.

Maiden Bermuda recorded approximately $19,910 and $63,608 of ceding commission expense for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $21,856 and $63,435, respectively) as a result of this transaction.

Other

Effective April 1, 2013, Maiden US entered into a Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2013 through March 31, 2014. Maiden US is liable, under layer 1 of this agreement, for 100% of the net loss for each covered person per agreement year in excess of the $1,000 retention (each covered person per agreement year). Under this layer, Maiden US's liability shall not exceed $4,000 per covered person per agreement year. Maiden US is also liable, under layer 2 of this agreement, for 100% of net loss for each covered person per agreement year in excess of layer 1. Maiden US' liability under this section shall not exceed $5,000 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US indemnifies extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2014 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under this agreement, Maiden US recorded approximately $104 and $113 of premiums earned for the three and nine months ended September 30, 2013.

Effective September 12, 2012, our indirect wholly owned subsidiary, Maiden Re Insurance Services, LLC ("Maiden Re"), entered into a consulting agreement with Integon Association Management LLC ("Integon"), a wholly owned subsidiary of NGHC, pursuant to which Maiden Re has agreed to provide to Integon underwriting, and pricing support for a fee of $25 per month, and also a fee of $0.1 for each policy quote evaluation and an additional $0.1 for each policy re-quote evaluation. The initial term of this agreement was for a period of one year. This consulting agreement was amended after its initial term, effective September 12, 2013, whereby the term shall be for a period of one month, with renewals for successive monthly periods occurring automatically unless a party delivers at least 30 days prior written notice of non-renewal to the other party. The amendment also alters the consideration due to Maiden Re for the services provided. Under the terms of the amendment, the monthly fee is $15 per month and the fee for each policy quote evaluation will vary based on quantity of quotes provided per month.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

The Company recorded $72 and $238 consulting fee income for the three and nine months ended September 30, 2013, respectively ($0 for the three and nine months ended September 30, 2012).

Maiden Specialty entered into a reinsurance arrangement with New South Insurance Company ("New South"), a wholly owned subsidiary of NGHC. Pursuant to the agreement, Maiden Specialty cedes 100% of certain personal lines business to New South. On March 1, 2010, Maiden Specialty entered into a novation agreement with Motors and New South whereby New South replaced Motors as the reinsurer for all of this run-off business. For the three and nine months ended September 30, 2013 and 2012, no premiums were ceded to New South and no commission income was earned by the Company.

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

9. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013	2012
Net income attributable to Maiden common shareholders	$21,904	$21,919
Amount allocated to participating common shareholders (1)	(29)	—
Net income allocated to Maiden common shareholders	$21,875	$21,919

Weighted average number of common shares outstanding – basic	72,552,022	72,270,052
Potentially dilutive securities:
Share options and restricted share units	1,385,872	868,909
Weighted average number of common shares outstanding – diluted	73,937,894	73,138,961
Basic earnings per share attributable to Maiden common shareholders:	$0.30	$0.30
Diluted earnings per share attributable to Maiden common shareholders:	$0.30	$0.30

For the Nine Months Ended September 30,	2013	2012
Net income attributable to Maiden common shareholders	$67,095	$56,837
Amount allocated to participating common shareholders (1)	(88)	—
Net income allocated to Maiden common shareholders	$67,007	$56,837

Weighted average number of common shares outstanding – basic	72,475,087	72,251,711
Potentially dilutive securities:
Share options and restricted share units	1,249,281	836,822
Weighted average number of common shares outstanding – diluted	73,724,368	73,088,533
Basic earnings per share attributable to Maiden common shareholders:	$0.92	$0.79
Diluted earnings per share attributable to Maiden common shareholders:	$0.91	$0.78

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to Company's employees under the 2007 Share Incentive Plan.

As of September 30, 2013, 1,611,272 share options (September 30, 2012 - 2,082,608) were excluded from the calculation of diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Shareholders' Equity
As at September 30, 2013, the aggregate authorized share capital of the Company was 150,000,000 shares from which the Company has issued 73,575,384 common shares, of which 72,613,048 common shares are outstanding, and issued 6,000,000 preference shares with an additional 3,000,000 preference shares subscribed for but unissued. Furthermore, there is a further 300,000 preference shares authorized for issuance from the aggregate authorized share capital of the Company.
Mandatory Convertible Preference Shares - Series B
On September 25, 2013, the Company announced the pricing of a public offering of 3,000,000 7.25% Mandatory Convertible Preference Shares - Series B (the "Preference Shares - Series B"), at $50 per preference share, with an underwriting discount of $1.50 per preference share. In addition, the underwriters of the issuance received an over allotment option to purchase an additional 300,000 shares, which was exercised on October 1, 2013. The Preference Shares - Series B are not redeemable. The authorized number of the Preference Shares - Series B is initially 3,300,000 shares with 3,000,000 of these shares subscribed but unissued as at September 30, 2013. See "Note 13. Subsequent Events" for additional information related to the issuance of the Preference Shares - Series B.
The Company will pay cumulative dividends on each of the Preference Shares - Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share - Series B or $0.90625 per quarter except on the initial payment date which is expected to be $0.745139). Dividends will accrue and accumulate from the date of issuance and, to the extent that the Company has lawfully available funds to pay dividends and the board of directors declares a dividend payable, it will pay dividends quarterly each year commencing on December 15, 2013, up to, and including, September 15, 2016 in cash and on September 15, 2016 or any earlier conversion date in cash, or common shares, or a combination thereof, at the Company’s election and subject to the share cap, which is an amount per share equal to the product of (i) 2 and (ii) the maximum conversion rate of 4.0322, subject to conversion rate adjustments.
On the mandatory conversion date, September 15, 2016, each of the then-outstanding Preference Shares - Series B will automatically convert into a variable number of the Company’s common shares equal to the conversion rate, which will not be more than 4.0322 of the Company's common shares and not less than 3.2258, subject to conversion rate adjustments, that is based on the volume weighted average price per share of the Company’s common shares over the forty consecutive trading day period beginning on, and including, the forty-second scheduled trading day immediately preceding September 15, 2016 (the "final averaging period"). The mandatory conversion date is the third business day immediately following the last trading day of the final averaging period. The conversion rate will be adjusted from time to time if the Company issues common shares as a dividend, increases the cash dividend from $0.09 per share or in some other cases as described under "Description of the Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013.

At any time prior to September 15, 2016, other than during the fundamental change conversion period (as defined in the prospectus supplement), a holder of mandatory convertible preference shares may elect to convert such holder's mandatory convertible preference shares at the minimum conversion rate of 3.2258 shares of the common stock per mandatory convertible preference share, subject to adjustment as described under "Description of Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013.
The Preference Shares - Series B have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series B have not been declared and paid for the equivalent of six or more dividend periods
Preference Shares - Series A

On August 22, 2012, the Company issued six million 8.25% Preference Shares - Series A (the “Preference Shares - Series A”), par value $0.01 per share, at a price of $25 per share. The Company received net proceeds of $145,041 from its offering, after deducting expenses and underwriting discounts of $4,959. The authorized number of the Preference Shares - Series A is 6,000,000 shares with 6,000,000 of these shares issued and outstanding as at September 30, 2013. The Preference Shares - Series A have no stated maturity date and are redeemable in whole or in part at the option of the Company any time after August 29, 2017 at a redemption price of $25 per Preference Share - Series A plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

Dividends on the Preference Shares - Series A are non-cumulative. Consequently, in the event dividends are not declared on the Preference Shares - Series A for any dividend period, holders of Preference Shares - Series A will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares - Series A will be entitled to receive dividend payments only when, as and if declared by the Company's Board of Directors or a duly authorized committee of the Board of Directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Shareholders' Equity (continued)

To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.25% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares - Series A remain outstanding, unless the full dividend for the latest completed dividend period on all outstanding Preference Shares - Series A have been declared and paid, no dividend shall be paid or declared on the common shares.

The holders of the Preference Shares - Series A have no voting rights other than the right to elect up to two of directors if preference share dividends are not declared and paid for six or more dividend periods.

During the three and nine months ended September 30, 2013, the Company declared and paid $3,093 and $9,281 in preference share dividends, respectively ($0for the three and nine months ended September 30, 2012).

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2013 and 2012.

For the Three Months Ended September 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$49,247	$(1,222)	$48,025
Other comprehensive income (loss) before reclassifications	5,922	(4,744)	1,178
Amounts reclassified from accumulated other comprehensive income	(576)	—	(576)
Net current period other comprehensive income (loss)	5,346	(4,744)	602
Ending balance	54,593	(5,966)	48,627
Less: Accumulated other comprehensive income attributable to non controlling interest	—	8	8
Ending balance, Maiden shareholders	$54,593	$(5,974)	$48,619

For the Three Months Ended September 30, 2012	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$93,830	$1,722	$95,552
Other comprehensive income (loss) before reclassifications	45,986	(1,700)	44,286
Amounts reclassified from accumulated other comprehensive income	(2,410)	—	(2,410)
Net current period other comprehensive income (loss)	43,576	(1,700)	41,876
Ending balance	137,406	22	137,428
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(13)	(13)
Ending balance, Maiden shareholders	$137,406	$35	$137,441

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Shareholders' Equity (continued)

For the Nine Months Ended September 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive income (loss) before reclassifications	(85,415)	(3,427)	(88,842)
Amounts reclassified from accumulated other comprehensive income	(3,657)	—	(3,657)
Net current period other comprehensive (loss) income	(89,072)	(3,427)	(92,499)
Ending balance	54,593	(5,966)	48,627
Less: Accumulated other comprehensive income attributable to non controlling interest	—	8	8
Ending balance, Maiden shareholders	$54,593	$(5,974)	$48,619

For the Nine Months Ended September 30, 2012	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$63,737	$314	$64,051
Other comprehensive income (loss) before reclassifications	76,098	(292)	75,806
Amounts reclassified from accumulated other comprehensive income	(2,429)	—	(2,429)
Net current period other comprehensive income (loss)	73,669	(292)	73,377
Ending balance	137,406	22	137,428
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(13)	(13)
Ending balance, Maiden shareholders	$137,406	$35	$137,441

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

Share Options

The fair value of each option grant is separately estimated for each vesting date. The fair value of each option is amortized into compensation expense on a straight-line basis between the grant date for the award and each vesting date. The Company has estimated the fair value of all share option awards as of the date of the grant by applying the Black-Scholes-Merton multiple-option pricing valuation model. The application of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense. The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share based compensation expense in the amount of $508 and $1,668 for the three and nine months ended September 30, 2013, respectively (September 30, 2012 - $343 and $995, respectively).

The key assumptions used in determining the fair value of options granted in the three and nine months ended September 30, 2013 and a summary of the methodology applied to develop each assumption are as follows:

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

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2013	2,673,575	$6.85	6.39 years
Exercised	(98,611)	$7.12	—
Expired	(628)	$7.67	—
Forfeited	(112,474)	$8.52	—
Outstanding, September 30, 2013	2,461,862	$6.76	6.00 years

For the Three Months Ended September 30, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2012	2,870,581	$6.62	7.13 years
Exercised	(20,907)	$4.36	—
Expired	(52,251)	$9.90	—
Forfeited	(7,465)	$7.76	—
Outstanding, September 30, 2012	2,789,958	$6.58	6.90 years

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Share Based Compensation (continued)

For the Nine Months Ended September 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	2,795,437	$6.70	6.75 years
Granted	49,000	$10.61	—
Exercised	(269,101)	$6.08	—
Expired	(628)	$7.67	—
Forfeited	(112,846)	$8.52	—
Outstanding, September 30, 2013	2,461,862	$6.76	6.00 years

For the Nine Months Ended September 30, 2012	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2011	2,916,143	$6.61	7.55 years
Granted	49,500	$8.77	—
Exercised	(61,061)	$4.16	—
Expired	(103,284)	$9.88	—
Forfeited	(11,340)	$7.54	—
Outstanding, September 30, 2012	2,789,958	$6.58	6.90 years

The weighted average grant date fair value was $2.04 and $2.00 for all options outstanding at September 30, 2013 and 2012, respectively. There was approximately $707 and $1,630 of total unrecognized compensation cost related to options as of September 30, 2013 and 2012, respectively.

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

Effective February 19, 2013, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal year 2013-2015. 50% of the payout is based on criteria such as return on equity, underwriting performance, revenue growth and operating expense being met during the performance period, while the other 50% of the payout is at the discretion of the Committee based on individual performance. For the three and nine months ended September 30, 2013, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target levels.

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

12. Dividends Declared

During the third quarter, the Company's Board of Directors authorized the following quarterly dividends payable to shareholders:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.09	October 15, 2013	October 1, 2013
Preference shares - Series A	$0.515625	September 16, 2013	September 1, 2013

13. Subsequent Events

(a) Dividends

On November 6, 2013, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.11	January 15, 2014	January 2, 2014
Preference shares - Series A	$0.515625	December 16, 2013	December 1, 2013
Preference shares - Series B	$0.7451389	December 16, 2013	December 1, 2013

(b) Preference Shares - Series B

On October 1, 2013, the Company received proceeds from the issuance of the 3,000,000 Preference Shares - Series B of $145,500, which was net of the discount of $4,500. On the same date, the underwriters of the offering exercised their over allotment option to purchase 300,000 additional shares of the Preference Shares - Series B. The Company received net proceeds relating to the exercise of the over allotment option of $14,550, net of the discount of $450, on October 3, 2013.

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

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. As of September 30, 2013, we had approximately $4.4 billion in total assets, $1.0 billion of total shareholders’ equity and $1.3 billion in total capital, which includes shareholders’ equity, the senior notes and the junior subordinated debt.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Company ("Maiden US") and Maiden Insurance Company Ltd. ("Maiden Bermuda") and have operations in the United States and Bermuda. On a more limited basis, Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, provides primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. On April 22, 2013, we entered into a transaction which began divesting us of this business commencing on May 1, 2013, consistent with our previously announced intentions with regard to this business. Please see "Recent Developments - Divestiture of Maiden's Excess and Surplus ("E&S") Property Business" on page 43. Maiden Bermuda does not underwrite any primary insurance business. Maiden Life Försäkrings AB ("Maiden LF") is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global Holdings, Ltd. ("Maiden Global") business development efforts.

We currently operate our business through three segments: Diversified Reinsurance; AmTrust Quota Share Reinsurance; and NGHC Quota Share (formerly known as ACAC Quota Share - please see "Recent Developments - NGHC Quota Share Reinsurance Agreement" for additional information on this segment).

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the period covered by this report, the reinsurance market has been characterized by significant competition in most lines of business. There continues to be an influx of new capital from sources not considered traditional investors in the reinsurance industry, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In recent years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. During the first nine months of 2013, industry experience from catastrophe losses was generally improved from levels in prior years, resulting in strongly positive industry financial results.

Despite the elevated levels of global and U.S. catastrophe losses affecting the industry during the last several years, industry financial conditions, taken as a whole, have continued to improve through a combination of positive non-catastrophe underwriting results, enhanced balance sheets resulting from strong fixed income market performance which have resulted in significant unrealized gains in those underlying assets and readily available capital sources for industry participants, including the aforementioned inflow of capital from non-traditional market participants. As a result, capital positions across the insurance and reinsurance industry appear to remain strong through September 30, 2013.

However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities and relies significantly on investment income to generate acceptable levels of net income. In recent years, yields on these securities have declined and have been at historically low levels as U.S. and global policy makers have provided record levels of liquidity to their respective economies. During 2013, the U.S. Federal Reserve has indicated that it may begin to reduce its liquidity measures later in 2013 or in 2014, depending on economic conditions and other key indicators. To date however, these liquidity measures have not been reduced and short-term interest rates are widely expected to remain low for the foreseeable future. While the likely continued existence of these investment conditions, particularly on shorter duration assets, should continue to impact the results of the property and casualty industry generally, investment income may begin to respond to these changing expectations if longer-term rates begin to rise, possibly reducing the pressure on insurance and reinsurance companies underwriting results.

Although the combined ultimate impact of recent catastrophe activity and the fixed income investment environment remains unclear and is currently more uncertain in light of reinsurance industry performance, broad industry conditions brought about by these events remain supportive of improved pricing in primary insurance markets in the near term; numerous primary insurance market participants are reporting a favorable pricing environment. To date however, reinsurance industry financial conditions have limited the amount of enhanced pricing, particularly in property lines of business, the industry would normally experience during periods of increased catastrophe losses. The 2013 renewals for the reinsurance industry continued to show limited pricing improvement and increasing levels of competition. Accordingly, the scope and tenure of any improved pricing environment and its potential impact on us remains less certain.

As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

 Capital Transactions

We have entered into a series of significant capital transactions that have enabled us to significantly strengthen our balance sheet and strongly support our growing reinsurance operations. These transactions include:

•	Completing a public debt offering of $107.5 million in June 2011 and repurchasing a like amount of our outstanding TRUPS Offering securities in July 2011 ("2011 Senior Notes");

•
Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The net proceeds of $96.6 million have been used for working capital and general corporate purposes (the 2011 Senior Notes and 2012 Senior Notes may also be referred to as the "2011 Senior Note Offering" or the "2012 Senior Note Offering", respectively, and may collectively be referred to as the "Senior Note Offerings"); and

•
Completing a public offering of $150.0 million Preference Shares - Series A (the “Preference Shares - Series A”) in August 2012. We received net proceeds of $145.0 million from the offering. The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes, which may include repurchasing a portion of the Company's outstanding common shares and repurchasing the Company's outstanding 14% 30-year trust preferred securities ("TRUPS") issued in January 2009.

•
Completing a public offering of $165.0 million Mandatory Convertible Preference Shares - Series B (the “Preference Shares - Series B”) in October 2013. We received net proceeds of $160.1 million from the offering, after deducting the underwriting discount and offering expenses. The net proceeds from the offering are expected to be used for general corporate purposes, primarily to support the continuing growth of our reinsurance operations.

These significant transactions, along with other unusual or non-recurring events, should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

 Recent Developments

Issuance of Mandatory Convertible Preference Shares - Series B
On September 25, 2013, we announced the pricing of a public offering of three million 7.25% Mandatory Convertible Preference Shares - Series B ("Preference Shares - Series B"), at $50 per preference share with an underwriting discount of $1.50 per preference share. On October 1, 2013, we received net proceeds of $145.5 million from the offering, after deducting the underwriting discount. Subsequently, the underwriters of the issuance exercised an option to purchase three hundred thousand additional shares of the Preference Shares - Series B and we received an additional $14.6 million on October 3, 2013 relating to the net proceeds from the shares issued to the underwriters. Each share, which is not redeemable, will be paid cumulative dividends at a rate of 7.25% per annum on the initial liquidation preference of $50 per share.
The Preference Shares - Series B have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series B have not been declared and paid for the equivalent of six or more dividend periods.

The Preference Shares - Series B have been listed on the NASDAQ and trading commenced on October 1, 2013 under the symbol "MHLDO".
NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

On August 1, 2013, we received notice from National General Holdings Corporation ("NGHC") of the termination of the NGHC Quota Share, effective on that date. The Company and NGHC agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

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

In 2012, we incurred significant losses as a result of Superstorm Sandy which struck the Northeast U.S. on October 29, 2012. Maiden's exposure to this event emanated predominantly from the Company's excess property insurance business written by Maiden Specialty (we have now entered into a transaction to divest the Company of this business, as discussed above), and to a lesser extent from the U.S. assumed treaty reinsurance business written by Maiden US and the NGHC Quota Share. As of September 30, 2013, our estimate of ultimate losses for Superstorm Sandy was $31.1 million, unchanged from December 31, 2012.

There have been no other significant catastrophe losses in 2012 and 2013 above the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts.

Issuance of Preference Shares - Series A

On August 22, 2012, we issued six million 8.25% Preference Shares - Series A, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering, after deducting expenses and underwriting discounts of $5.0 million. The Preference Shares - Series A have no stated maturity date and are redeemable in whole or in part at the option of the Company any time on or after August 29, 2017 at a redemption price of $25 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

The holders of the Preference Shares - Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. The Preference Shares - Series A have been listed on the New York Stock Exchange and trading commenced on August 31, 2012 under the symbol "MHPRA".

Third quarter and nine months ended September 30, 2013 Financial Highlights

For the Three Months Ended September 30,	2013	2012	% Change
Consolidated Results of Operations	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$21.9	$21.9	—%
Operating earnings(1)	$22.7	$19.5	16.5%
Basic earnings per common share:
Net income	$0.30	$0.30	—%
Operating earnings(1)	$0.31	$0.27	14.8%
Diluted earnings per common share:
Net income	$0.30	$0.30	—%
Operating earnings(1)	$0.31	$0.27	14.8%
Dividends per common share	$0.09	$0.08	12.5%
Dividends per preference share - Series A	$0.515625	$—	NM
Annualized operating return on average common shareholders' equity(1)	11.1%	9.1%	22.0%
Gross premiums written	$491.9	$478.5	2.8%
Net premiums earned	$508.1	$448.9	13.2%
Underwriting income	$15.2	$11.5	31.8%
Net investment income	$23.3	$21.6	7.9%

For the Nine Months Ended September 30,	2013	2012	% Change
Consolidated Results of Operations	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$67.1	$56.8	18.0%
Operating earnings(1)	$64.2	$58.6	9.6%
Basic earnings per common share:
Net income	$0.92	$0.79	16.5%
Operating earnings(1)	$0.88	$0.81	8.6%
Diluted earnings per common share:
Net income	$0.91	$0.78	16.7%
Operating earnings(1)	$0.87	$0.80	8.8%
Dividends per common share	$0.27	$0.24	12.5%
Dividends per preference share - Series A	$1.546875	$—	NM
Annualized operating return on average common shareholders' equity(1)	10.2%	9.5%	7.4%
Gross premiums written	$1,742.1	$1,537.0	13.3%
Net premiums earned	$1,509.8	$1,324.5	14.0%
Underwriting income	$47.4	$35.0	35.5%
Net investment income	$66.0	$60.1	9.8%

	September 30, 2013	December 31, 2012	% Change
Consolidated Financial Condition	($ in Millions except per share data)
Total investments	$2,679.3	$2,621.6	2.2%
Total assets	$4,449.7	$4,138.2	7.5%
Reserve for loss and loss adjustment expenses	$1,926.6	$1,740.3	10.7%
Total debt	$333.9	$333.8	0.01%
Maiden common shareholders' equity	$823.5	$865.2	(4.8)%
Total capital resources(2)	$1,307.4	$1,349.0	(3.1)%
Book value per common share(3)	$11.34	$11.96	(5.2)%
Ratio of debt to total capital resources(4)	25.5%	24.7%	3.2%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-generally accepted accounting principles (GAAP) financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Total capital resources is the sum of the Company's senior notes, junior subordinated debt and Maiden shareholders' equity. See “Non-GAAP Financial Measures” for additional information.

(3) Book value per common share is an operating metric. See “Non-GAAP Financial Measures” for additional information.

(4) Ratio of debt to total capital resources is a non-GAAP financial measures. Including the proceeds from Preference Shares - Series B of $160.1 million, on a pro-forma basis the Company's ratio of debt to capital resources would have been 22.8% as of September 30, 2013. See “Non-GAAP Financial Measures” for additional information.

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations. For the three and nine months ended September 30, 2013 and 2012, there were no such non-recurring items. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$21.9	$21.9	$67.1	$56.8
Add (subtract):
Net realized (gains) on investment	(0.5)	(2.4)	(3.7)	(0.8)
Foreign exchange and other (gains)	—	(1.2)	(2.6)	(1.3)
Amortization of intangible assets	1.0	1.1	2.8	3.3
Non-cash deferred tax expense	0.3	0.1	0.6	0.6
Operating earnings attributable to Maiden common shareholders	$22.7	$19.5	$64.2	$58.6
Operating earnings per common share:
Basic operating earnings per common share	$0.31	$0.27	$0.88	$0.81
Diluted operating earnings per common share	$0.31	$0.27	$0.87	$0.80

Operating Return on Average Common Equity ("Operating ROACE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business. Operating ROACE for the three and nine months ended September 30, 2013 and 2012 is computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
Operating earnings attributable to common shareholders	$22.7	$19.5	$64.2	$58.6
Opening common shareholders’ equity	$806.4	$824.3	$865.2	$768.6
Ending common shareholders’ equity	$823.5	$877.8	$823.5	$877.8
Average common shareholders’ equity	$814.9	$851.1	$844.4	$823.2
Annualized Operating ROACE	11.1%	9.1%	10.2%	9.5%

Operating earnings attributable to common shareholders increased $3.2 million, or 16.5%, to $22.7 million and increased $5.6 million, or 9.6%, to $64.2 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, mainly due to higher underwriting and investment income, partially offset by increases in interest expense, along with the payment of dividends on the Preference Shares - Series A issued in August 2012.

Book Value per Common Share: Management uses growth in book value per common share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per common share ultimately results in growth in the Company’s common share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. The 5.2% decrease in book value per common share for the nine months ended September 30, 2013 was principally the result of a decline of $92.5 million in accumulated other comprehensive income, resulting primarily from a decline in the value of fixed income securities accounted for on an available-for-sale ("AFS") basis, the result of rising interest rates during 2013 (see "Liquidity and Capital Resources - Investments" on page 63 for further information). Book value per common share as of September 30, 2013 and December 31, 2012 is computed as follows:

	September 30, 2013	December 31, 2012
	($ in Millions except per share data)
Ending common shareholders’ equity	$823.5	$865.2
Common shares outstanding	72,613,048	72,343,947
Book value per common share	$11.34	$11.96

Ratio of Debt to Total Capital Resources: Management uses the Ratio of Debt to Total Capital Resources to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of September 30, 2013 and December 31, 2012 is computed as follows:

	September 30, 2013	December 31, 2012
	($ in Millions)
Senior notes	$207.5	$207.5
Junior subordinated debt	126.4	126.3
Maiden shareholders’ equity	973.5	1,015.2
Total capital resources	$1,307.4	$1,349.0
Ratio of debt to total capital resources	25.5%	24.7%

On a pro-forma basis the Ratio of Debt to Total Capital Resources would have been 22.8% after giving effect to the Preference Shares - Series B which were fully issued on October 3, 2013. This represents a decrease of 2.7 percentage points compared to the ratio of 25.5% as of September 30, 2013 and a decrease of 1.9 percentage points compared to the ratio of 24.7% as of December 31, 2012.

Certain Operating Measures

Underwriting Income and Combined Ratio: The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and loss expense ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and loss adjustment expenses, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting net loss and loss adjustment expenses, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio.

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

 Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company's unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company's results of operations, financial condition and liquidity. The Company's critical accounting policies and estimates are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with SEC. The critical accounting policies and estimates should be read in conjunction with Note 2, Recent Accounting Pronouncements in the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and Note 2, Significant Accounting Policies, included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
Gross premiums written	$491.9	$478.5	$1,742.1	$1,537.0
Net premiums written	$463.4	$455.8	$1,650.4	$1,458.6
Net premiums earned	$508.1	$448.9	$1,509.8	$1,324.5
Other insurance revenue	3.3	2.6	11.3	9.7
Net loss and loss adjustment expenses	(341.6)	(309.1)	(1,019.9)	(897.5)
Commission and other acquisition expenses	(144.2)	(120.9)	(420.1)	(367.8)
General and administrative expenses	(10.4)	(10.0)	(33.7)	(33.9)
Total underwriting income	15.2	11.5	47.4	35.0
Other general and administrative expenses	(2.9)	(3.6)	(10.5)	(8.7)
Net investment income	23.3	21.6	66.0	60.1
Net realized gains on investments	0.5	2.4	3.7	0.8
Amortization of intangible assets	(1.0)	(1.1)	(2.8)	(3.3)
Foreign exchange and other gains	—	1.2	2.6	1.3
Interest and amortization expenses	(9.6)	(9.6)	(28.7)	(26.8)
Income tax expense	(0.5)	(0.5)	(1.2)	(1.5)
Income attributable to noncontrolling interests	—	—	(0.1)	(0.1)
Dividends on preference shares	(3.1)	—	(9.3)	—
Net income attributable to Maiden common shareholders	$21.9	$21.9	$67.1	$56.8
Ratios
Net loss and loss adjustment expense ratio*	66.8%	68.5%	67.0%	67.3%
Commission and other acquisition expense ratio**	28.2%	26.8%	27.6%	27.6%
General and administrative expense ratio***	2.6%	2.9%	3.0%	3.1%
Expense ratio****	30.8%	29.7%	30.6%	30.7%
Combined ratio*****	97.6%	98.2%	97.6%	98.0%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Net income attributable to Maiden common shareholders for the three and nine months ended September 30, 2013 was $21.9 million and $67.1 million compared to $21.9 million and $56.8 million for the same periods in 2012, respectively. The higher net income during the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to improvements in our underwriting and investment income, offset by dividends on Preference Shares - Series A in 2013.

The improvement in underwriting income in both periods reflects the continuing premium growth of the Company along with stable combined ratios. Despite lower overall portfolio yields, the improvement in investment income reflects the 11.7% and 15.8% increase in average invested assets for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

We evaluate our business by operating segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (please see "Recent Developments - NGHC Quota Share Reinsurance Agreement" on page 43 for additional information on this segment).

Net Premiums Written

Net premiums written increased by $7.6 million, or 1.7%, and $191.8 million, or 13.1%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in net premiums written was primarily the result of strong growth in business written in the AmTrust Quota Share Reinsurance segment offset by reductions in our business written in both the Diversified Reinsurance and the NGHC Quota Share segments. The following tables compare net premiums written by segment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$185.6	40.1%	$193.9	42.5%	$(8.3)	(4.3)%
AmTrust Quota Share Reinsurance	259.6	56.0%	186.3	40.9%	73.3	39.4%
NGHC Quota Share	18.2	3.9%	75.6	16.6%	(57.4)	(76.0)%
Total	$463.4	100.0%	$455.8	100.0%	$7.6	1.7%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$588.2	35.6%	$626.2	42.9%	$(38.0)	(6.1)%
AmTrust Quota Share Reinsurance	895.0	54.3%	607.9	41.7%	287.1	47.2%
NGHC Quota Share	167.2	10.1%	224.5	15.4%	(57.3)	(25.5)%
Total	$1,650.4	100.0%	$1,458.6	100.0%	$191.8	13.1%

The increases in the net premiums written in the AmTrust Quota Share Reinsurance segment for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 reflects the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in its workers' compensation business.

Net premiums written in our Diversified Reinsurance Segment, primarily Maiden US, decreased by $8.3 million, or 4.3%, and $38.0 million, or 6.1%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, largely due to non-renewals of certain accounts which were partially offset by limited new account activity. Within the Diversified Reinsurance segment, our Maiden US business experienced a decrease in premiums written for the three and nine months ended September 30, 2013 of $5.6 million, or 3.4%, and $30.5 million, or 5.7%, respectively, compared to the same periods in 2012. While Maiden US wrote a number of new excess of loss accounts at January 1, 2013, premiums from these new accounts were more than offset by a loss in premium from several large proportional U.S. reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012 and the sale of the E&S business effective May 1, 2013.

The decrease in the net premiums written in the NGHC Quota Share segment for both the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share. The Company and NGHC agreed that the termination is on a run-off basis, meaning Maiden Bermuda will receive 25% of the net premiums and assume 25% of the related net losses with respect to the policies in force as of August 1, 2013 through the expiration of the policies.

Net Premiums Earned

Net premiums earned increased by $59.2 million, or 13.2%, and $185.3 million, or 14.0%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in net premiums written was primarily the result of strong growth in business written in the AmTrust Quota Share Reinsurance segment offset by reductions in our business written in both the Diversified Reinsurance and the NGHC Quota Share segments. The following tables compare net premiums earned by segment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$199.0	39.2%	$200.0	44.5%	$(1.0)	(0.5)%
AmTrust Quota Share Reinsurance	243.4	47.9%	177.2	39.5%	66.2	37.3%
NGHC Quota Share	65.7	12.9%	71.7	16.0%	(6.0)	(8.2)%
Total	$508.1	100.0%	$448.9	100.0%	$59.2	13.2%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$573.5	37.9%	$603.5	45.6%	$(30.0)	(5.0)%
AmTrust Quota Share Reinsurance	725.1	48.1%	513.0	38.7%	212.1	41.3%
NGHC Quota Share	211.2	14.0%	208.0	15.7%	3.2	1.5%
Total	$1,509.8	100.0%	$1,324.5	100.0%	$185.3	14.0%

The increases in the net premiums earned in the AmTrust Quota Share Reinsurance segment, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 reflect the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in its workers' compensation business.

Net premiums earned in our Diversified Reinsurance Segment, primarily Maiden US, decreased by $1.0 million, or 0.5%, and $30.0 million, or 5.0%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, largely due to non-renewals of certain accounts which were partially offset by limited new account activity. Within the Diversified Reinsurance segment, Maiden US, as previously noted, experienced a loss in premium from several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012. These measures, combined with the sale of Maiden US E&S business in May 2013, resulted in a decline in earned premium of $0.8 million, or 0.5%, and $28.7 million, or 5.5%, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Additionally, reduced writings by the Company's international operations in 2012, as certain accounts reduced in size or were non-renewed affected earned premiums in 2013.

The NGHC Quota Share segment's net premiums earned decreased by $6.0 million, or 8.2%, but increased by $3.2 million, or 1.5%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease for the three months ended September 30, 2013, compared to the same period in 2012, was as a result of the termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013. The net premiums earned for the nine months ended September 30, 2013 increased compared to the same period in 2012 due to an increase in the level of net premiums written up to August 1, 2013 in comparison to the same period in 2012.

Other Insurance Revenue

Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, increased $0.7 million, or 24.8%, and $1.6 million, or 16.7%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Revenue from our German auto business represented 64.5% and 67.8% of the total other insurance revenue for the three and nine months ended September 30, 2013, respectively, compared to 76.0% and 78.6% in the same periods in 2012, respectively. Other insurance revenue from the German auto business increased by $0.1 million, or 6.0% for the three months ended September 30, 2013, while remaining flat for the nine months ended September 30, 2013 compared to the same period in 2012. In addition, other insurance revenue earned by our remaining operations increased $0.5 million, or 125.4%, and $1.2 million, or 88.1%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Net Investment Income and Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $1.7 million, or 7.9%, and $5.9 million, or 9.8%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The following table details the Company's average invested assets and average book yield for the three and nine months ended September 30, 2013 compared to the same periods in 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
Average invested assets	$3,189.9	$2,855.6	$3,118.7	$2,694.2
Average book yield*	2.8%	3.0%	2.8%	3.0%

*Ratio of net investment income over average invested assets, at fair value, including cash and cash equivalents and loan to related party.

Despite lower overall portfolio yields, the increase in net investment income for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is the result of the growth in average invested assets of 11.7% and 15.8% for the three and nine months ended September 30, 2013, respectively. The growth in average invested assets during these periods is the result of: 1) our continued profitable growth; 2) strong positive cash flow from operations during the periods reported; and 3) the issuance of the 2012 Senior Notes and the Preference Shares - Series A.

Despite the increase in invested assets, the effects of the historically low interest rates continue to limit the growth in investment income in the three and nine months ended September 30, 2013 compared to the same periods in 2012. In addition, to mitigate the effects of ongoing volatility in interest rate levels experienced during 2013, the Company maintained elevated levels of cash and cash equivalents during the three months ended September 30, 2013, which also contributed to lower overall portfolio yields during the period.

Growth in net investment income was also negatively impacted, particularly for the nine months ended September 30, 2013, by increased levels of amortization of the Company’s U.S. agency mortgage-backed portfolio, which have primarily been acquired at a premium to face value. The rate of amortization accelerated due to increased prepayments on these securities in excess of initially expected levels thereby increasing amortization charges by $2.6 million for the nine months ended September 30, 2013, compared to the same period in 2012.

Net Realized Gains on Investment - Net realized gains on investment were $0.5 million and $3.7 million for the three and nine months ended September 30, 2013, respectively, compared to net realized gains of $2.4 million and $0.8 million for the same periods in 2012, respectively. See "Liquidity and Capital Resources - Investments" on page 63 for further information.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expenses increased by $32.5 million or 10.5% and $122.4 million, or 13.6%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The net loss and loss adjustment expense ratios were 66.8% and 67.0% for the three and nine months ended September 30, 2013 compared to 68.5% and 67.3% for the same periods in 2012, respectively. The decrease in the net loss and loss adjustment expense ratios for the three and nine months ended September 30, 2013 principally came from the AmTrust Quota Share Reinsurance segment and was slightly offset by higher net loss and loss adjustment expense ratios for the nine months ended September 30, 2013 in both the Diversified Reinsurance segment, in particular Maiden US, and in the NGHC Quota Share segment. The Company amortized gains as a reduction of losses assumed from the acquired reinsurance operations of GMAC Insurance (the "GMAC Acquisition") and the acquisition of the majority of the reinsurance-related infrastructure, assets and liabilities of the U.K.-based GMAC International Insurance Services, Ltd. (the "IIS Acquisition") of $8.1 million and $14.1 million for the three and nine months ended September 30, 2013, respectively, compared to $4.8 million and $12.1 million for the same periods in 2012, respectively.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $23.3 million, or 19.2%, and $52.3 million, or 14.2%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The commission and other acquisition expense ratio increased to 28.2% for the three months ended September 30, 2013 compared to 26.8% for the same period in 2012 but remained flat at 27.6% for the nine months ended September 30, 2013, and 2012. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment; (2) modifications made to the ceding commission of the NGHC Quota Share agreement effective October 1, 2012 and the AmTrust Quota Share Reinsurance Agreement, effective January 1, 2013; and (3) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular on business written by Maiden US, due to improvements in the loss ratios for a number of contracts in that segment.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
General and administrative expenses – segments	$10.4	$10.0	$33.7	$33.9
General and administrative expenses – corporate	2.9	3.6	10.5	8.7
Total general and administrative expenses	$13.3	$13.6	$44.2	$42.6

Total general and administrative expenses decreased by $0.3 million, or 2.4%, for the for the three months ended September 30, 2013, compared to the same period in 2012, and increased by $1.6 million, or 3.6%, for the nine months ended September 30, 2013 compared to the same period in 2012. The increase in total general and administrative expenses is primarily a result of increases in payroll and technology expenses offset by decreases in office and other professional fees. The general and administrative expense ratio is 2.6% and 3.0% for the three and nine months ended September 30, 2013 compared to 2.9% and 3.1% in the same periods in 2012, respectively. The decrease in the ratio for the three and nine months ended September 30, 2013 reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expense

  The interest and amortization expense for the three and nine months ended September 30, 2013 and 2012 consist of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
TRUPS Offering	$5.4	$5.4	$16.0	$16.0
Senior Note Offerings	4.2	4.2	12.7	10.8
Total	$9.6	$9.6	$28.7	$26.8

The increase in interest and amortization expense for the nine months ended September 30, 2013 compared to the same period in 2012 was due to the issuance of the 2012 Senior Notes on March 27, 2012; therefore we did not have a full quarter charge in the first quarter of 2012. The weighted average interest rate was 11.47% for both the three and nine months ended September 30, 2013 compared to 11.47% and 11.83% for the same periods in 2012, respectively.

Income Tax Expense

The Company recorded a current income tax expense of $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2012, respectively. These amounts relate to income tax on the earnings of its international subsidiaries and state taxes incurred by its U.S. subsidiaries. The effective rate of current income tax was 0.5% and 0.8% for the three and nine months ended September 30, 2013, respectively, compared to 1.8% and 1.5% for the same periods in 2012, respectively.

The Company recorded a net deferred tax expense of $0.4 million and $0.5 million for the three and nine months ended September 30, 2013, respectively, compared to $0.1 million and $0.6 million for the same periods in 2012, respectively. The net deferred tax expense arises due to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries, and is offset by timing differences on recognition of certain items relating to our subsidiaries in Germany. The effect of the deferred tax expenses will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset on our balance sheet; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares - Series A

The Company declared and paid dividends on the Preference Shares - Series A, which were issued on August 22, 2012, of $3.1 million and $9.3 million for the three and nine months ended September 30, 2013, respectively.

Underwriting Results by Operating Segment

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and NGHC Quota Share are discussed below.

Diversified Reinsurance Segment

The following table summarizes the underwriting results and associated ratios for the Diversified Reinsurance segment for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
Net premiums written	$185.6	$193.9	$588.2	$626.2
Net premiums earned	$199.0	$200.0	$573.5	$603.6
Other insurance revenue	3.3	2.6	11.3	9.7
Net loss and loss adjustment expenses	(137.1)	(141.6)	(398.7)	(412.4)
Commission and other acquisition expenses	(51.7)	(47.8)	(140.9)	(159.9)
General and administrative expenses	(9.7)	(9.3)	(31.6)	(31.9)
Underwriting income	$3.8	$3.9	$13.6	$9.1
Ratios
Net loss and loss adjustment expense ratio	67.8%	69.9%	68.2%	67.3%
Commission and other acquisition expense ratio	25.5%	23.6%	24.1%	26.1%
General and administrative expense ratio	4.8%	4.5%	5.4%	5.1%
Expense ratio	30.3%	28.1%	29.5%	31.2%
Combined ratio	98.1%	98.0%	97.7%	98.5%

The combined ratio was generally stable for the three months ended September 30, 2013, compared to the same period in 2012 and improved to 97.7% for the nine months ended September 30, 2013, compared to 98.5% for the same period in 2012. The improved results for the nine months ended September 30, 2013 reflects improved experience in both current and prior underwriting years. The change in the components of the combined ratios reflect adjustments to ceding commission for contacts with loss sensitive features, the combined effects of commutation of certain accounts and to a limited extent, a greater proportion of premium from excess of loss contracts compared to the same periods in 2012.

Premiums -  Net premiums written decreased by $8.3 million, or 4.3%, and $38.0 million, or 6.1%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The following tables show net premiums written by line of business in this segment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$26.8	14.4%	$41.7	21.5%	$(14.9)	(35.7)%
Casualty	122.6	66.0%	114.6	59.1%	8.0	6.9%
Accident and Health	9.0	4.9%	9.2	4.7%	(0.2)	(1.5)%
International	27.2	14.7%	28.4	14.7%	(1.2)	(4.4)%
Total Diversified Reinsurance	$185.6	100.0%	$193.9	100.0%	$(8.3)	(4.3)%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$112.9	19.2%	$157.6	25.2%	$(44.7)	(28.4)%
Casualty	359.8	61.2%	349.4	55.8%	10.4	3.0%
Accident and Health	31.7	5.4%	34.5	5.5%	(2.8)	(8.2)%
International	83.8	14.2%	84.7	13.5%	(0.9)	(1.1)%
Total Diversified Reinsurance	$588.2	100.0%	$626.2	100.0%	$(38.0)	(6.1)%

Our Maiden US business experienced a decrease in premiums written for the three and nine months ended September 30, 2013 of $5.6 million, or 3.4%, and $30.5 million, or 5.7%, respectively, compared to the same periods in 2012. Maiden US wrote a number of new excess of loss accounts at January 1, 2013, which was more than offset by a loss of premium from several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012.

The following tables show net premiums earned by line of business in this segment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$41.7	20.9%	$50.7	25.3%	$(9.0)	(17.8)%
Casualty	126.1	63.4%	119.6	59.8%	6.5	5.5%
Accident and Health	9.0	4.5%	11.2	5.6%	(2.2)	(19.5)%
International	22.2	11.2%	18.5	9.3%	3.7	19.6%
Total Diversified Reinsurance	$199.0	100.0%	$200.0	100.0%	$(1.0)	(0.5)%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$117.0	20.4%	$164.7	27.3%	$(47.7)	(29.0)%
Casualty	360.0	62.7%	334.5	55.4%	25.5	7.6%
Accident and Health	27.3	4.8%	32.5	5.4%	(5.2)	(15.9)%
International	69.2	12.1%	71.8	11.9%	(2.6)	(3.5)%
Total Diversified Reinsurance	$573.5	100.0%	$603.5	100.0%	$(30.0)	(5.0)%

The decline in net earned premiums was principally from Maiden US, which experienced a decline of $0.8 million, or 0.5%, and $28.7 million, or 5.5%, during three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. This decrease was due to the loss of several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria and were non-renewed in the second half of 2012. Additionally, the remainder of the decline in earned premiums reflects reduced writings by the Company's international operations in 2012, as certain accounts reduced in size or were non-renewed, affected earned premiums in 2013.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, increased $0.7 million, or 24.8%, and $1.6 million, or 16.7%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Revenue from our German auto business represented 64.5% and 67.8% of the total other insurance revenue for the three and nine months ended September 30, 2013, respectively, compared to 76.0% and 78.6% in the same periods in 2012, respectively. Other insurance revenue from the German auto business increased by $0.1 million, or 6.0%, for the three months ended September 30, 2013, while remaining flat for the nine months ended September 30, 2013 compared to the same period in 2012. In addition, other insurance revenue earned by our remaining operations increased $0.5 million, or 125.4%, and $1.2 million, or 88.1%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses decreased by $4.5 million, or 3.2%, and $13.7 million, or 3.3%, for the three and nine months ended September 30, 2013, respectively compared to the same periods in 2012. Net loss and loss adjustment expense ratios were 67.8% and 68.2% for the three and nine months ended September 30, 2013 compared to 69.9% and 67.3% in the same periods in 2012, respectively.

The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $8.1 million and $14.1 million for the three and nine months ended September 30, 2013, respectively, compared to $4.8 million and $12.1 million for the same periods in 2012.

Commission and Other Acquisition Expenses -  Commission and other acquisition expenses decreased by $3.9 million,or 8.1%, and $19.0 million, or 11.9%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The commission and other acquisition expense ratio were 25.5% and 24.1% for the three and nine months ended September 30, 2013, respectively, compared to 23.6% and 26.1% in the same periods in 2012, respectively. The increase during the three months ended September 30, 2013 was due to a higher proportion of proportional reinsurance contracts being written compared to excess of loss contracts, which generally carry lower commission rates. On the other hand, the decrease during the nine month period reflects the reduction in premiums earned for the segment in 2013 compared to the same period in 2012, consistent with the reasons cited in the discussion of the change in earned premiums.

Lower ceding commissions were recorded for the nine months ended September 30, 2013 compared to the same period in 2012 as a result of loss sensitive features on certain contracts, in particular business written by Maiden US. This was due to higher loss ratios on contracts with these features. For the three and nine months ended September 30, 2013, 57.9% and 53.5%, respectively, of Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase. For the three and nine months ended September 30, 2013, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commissions by $0.7 million and $9.9 million, respectively, compared to $3.8 million and $11.8 million during the three and nine months ended September 30, 2012, respectively.

General and Administrative Expenses - General and administrative expenses increased by $0.4 million, or 4.7%, for the three months ended September 30, 2013 and decreased $0.3 million, or 0.7%, for the nine months ended September 30, 2013, compared to the same periods in 2012, respectively. The general and administrative expense ratio was 4.8% and 5.4% for the three and nine months ended September 30, 2013 compared to 4.5% and 5.1% in the same periods in 2012, respectively. The increase in the ratios is due to the decline in premiums earned exceeding the decline in general and administrative expenses during the three and nine months ended September 30, 2013. The overall expense ratio (including commission and other acquisition expenses) was 30.3% and 29.5% and 28.1% and 31.2% for the three and nine months ended September 30, 2013 and 2012, respectively.

AmTrust Quota Share Reinsurance Segment

The AmTrust Quota Share Reinsurance segment continues to experience strong profitable growth during the three and nine months ended September 30, 2013 compared to the same periods in 2012. The combined ratio decreased slightly to 95.6% for both the three and nine months ended September 30, 2013, respectively, compared to 97.0% and 96.4% for the same periods in 2012, respectively, generally reflecting this segment's stable combined loss ratios and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly workers' compensation. The changes in the components of the combined ratio reflect ongoing changes in this segment's mix of business and modifications to the Reinsurance Agreement's ceding commission described below.

The following table summarizes the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
Net premiums written	$259.6	$186.3	$895.0	$607.9
Net premiums earned	$243.4	$177.2	$725.1	$513.0
Net loss and loss adjustment expenses	(160.2)	(120.9)	(478.8)	(350.6)
Commission and other acquisition expenses	(71.9)	(50.5)	(213.2)	(142.3)
General and administrative expenses	(0.5)	(0.5)	(1.5)	(1.4)
Underwriting income	$10.8	$5.3	$31.6	$18.7
Ratios
Net loss and loss adjustment expense ratio	65.8%	68.2%	66.0%	68.3%
Commission and other acquisition expense ratio	29.5%	28.5%	29.4%	27.7%
General and administrative expense ratio	0.3%	0.3%	0.2%	0.4%
Expense ratio	29.8%	28.8%	29.6%	28.1%
Combined ratio	95.6%	97.0%	95.6%	96.4%

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

Premiums - Net premiums written increased by $73.3 million, or 39.4%, and $287.1 million, or 47.2%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. This increase reflects the continued combination of AmTrust's expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in workers' compensation.

The following tables show net premiums written by AmTrust’s segments for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$136.7	52.7%	$84.1	45.1%	$52.6	62.7%
Specialty Program	41.7	16.0%	14.9	8.0%	26.8	179.3%
Specialty Risk and Extended Warranty	81.2	31.3%	87.3	46.9%	(6.1)	(7.0)%
Total AmTrust Quota Share Reinsurance	$259.6	100.0%	$186.3	100.0%	$73.3	39.4%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$434.9	48.6%	$256.2	42.1%	$178.7	69.8%
Specialty Program	115.3	12.9%	63.9	10.5%	51.4	80.5%
Specialty Risk and Extended Warranty	344.8	38.5%	287.8	47.4%	57.0	19.8%
Total AmTrust Quota Share Reinsurance	$895.0	100.0%	$607.9	100.0%	$287.1	47.2%

Net premiums earned increased by $66.2 million, or 37.3%, and $212.1 million, or 41.3%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The increase in net premiums earned arises in each of the three components of the AmTrust Quota Share Reinsurance segment for the nine months ended September 30, 2013. The overall increase reflects the ongoing growth of business written under the Reinsurance Agreement and European Hospital Liability Quota Share in 2012 and 2013, as previously described.

The following tables show net premiums earned by line of business for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$130.5	53.6%	$81.3	45.9%	$49.2	60.5%
Specialty Program	39.6	16.3%	9.8	5.5%	29.8	303.6%
Specialty Risk and Extended Warranty	73.3	30.1%	86.1	48.6%	(12.8)	(15.0)%
Total AmTrust Quota Share Reinsurance	$243.4	100.0%	$177.2	100.0%	$66.2	37.3%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$350.3	48.3%	$218.1	42.5%	$132.2	60.6%
Specialty Program	105.1	14.5%	60.4	11.8%	44.7	74.0%
Specialty Risk and Extended Warranty	269.7	37.2%	234.5	45.7%	35.2	15.0%
Total AmTrust Quota Share Reinsurance	$725.1	100.0%	$513.0	100.0%	$212.1	41.3%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $39.3 million and $128.2 million, or 32.5% and 36.6%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Net loss and loss adjustment expense ratios were 65.8% and 66.0% for the three and nine months ended September 30, 2013 compared to 68.2% and 68.3% in the same period in 2012, respectively. The loss ratio has improved as the segments mix of business has continued to change, with the Small Commercial Business segment increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that segment, particularly workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $21.4 million or 42.2% and $70.9 million or 49.8%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. Expenses have increased during these periods in 2013 as a result of ongoing growth in earned premium under both the Reinsurance Agreement and the European Hospital Liability Quota Share. The commission and other acquisition expense ratio increased to 29.5% and 29.4% for the three and nine months ended September 30, 2013 compared to 28.5% and 27.7% for the same periods in 2012, respectively. The increase in the ratios reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate, than the European Hospital Liability Quota Share compared to the same periods in 2012.

General and Administrative Expenses -  General and administrative expenses remained flat for the three months ended September 30, 2013, and increased by $0.1 million or 3.7% for the nine months ended September 30, 2013,compared to the same periods in 2012. The general and administrative expense ratio also remained flat at 0.3% for the three months ended September 30, 2013 and 2012, respectively, and decreased to 0.2% from 0.4% for the nine months ended September 30, 2013 and 2012, respectively. The overall expense ratio (including commission and other acquisition expenses) was 29.8% and 29.6% for the three and nine months ended September 30, 2013 compared to 28.8% and 28.1% for the three and nine months ended September 30, 2012, respectively, reflecting the changes in the commission and other acquisition expense ratio.

NGHC Quota Share Segment

Please refer to "Recent Developments - NGHC Quota Share Reinsurance Agreement" on page 43 for additional information on subsequent events affecting this segment. The following table summarizes the underwriting results and associated ratios for the NGHC Quota Share segment for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in Millions)
Net premiums written	$18.2	$75.6	$167.2	$224.5
Net premiums earned	$65.7	$71.7	$211.2	$208.0
Net loss and loss adjustment expenses	(44.3)	(46.6)	(142.4)	(134.5)
Commission and other acquisition expenses	(20.6)	(22.6)	(66.0)	(65.7)
General and administrative expenses	(0.2)	(0.2)	(0.6)	(0.6)
Underwriting income	$0.6	$2.3	$2.2	$7.2

Net loss and loss adjustment expense ratio	67.4%	65.0%	67.4%	64.7%
Commission and other acquisition expense ratio	31.4%	31.5%	31.3%	31.6%
General and administrative expense ratio	0.3%	0.3%	0.2%	0.2%
Expense ratio	31.7%	31.8%	31.5%	31.8%
Combined ratio	99.1%	96.8%	98.9%	96.5%

The combined ratio increased to 99.1% and 98.9% for the three and nine months ended September 30, 2013 compared to 96.8% and 96.5% for the same periods in 2012, respectively. The higher combined ratio was primarily due to the increased proportion of agency business, which has historically performed at a higher loss ratio level.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions. For the three and nine months ended September 30, 2013, the effect of this contract amendment reduced ceded commissions by $0.1 million and $0.8 million, respectively.

Premiums - Net premiums written decreased by $57.4 million, or 76.0%,and $57.3 million, or 25.5%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The reduction in net premiums written during the third quarter of 2013 was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the

NGHC Quota Share. The Company and NGHC agreed that the termination is on a run-off basis, meaning Maiden Bermuda will receive 25% of the net premiums and assume 25% of the related net losses with respect to the policies in force as of August 1, 2013 through the expiration of the policies.

The following tables show net premiums written by line of business in this segment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$9.7	53.4%	$39.0	51.6%	$(29.3)	(75.1)%
Automobile physical damage	8.5	46.6%	36.6	48.4%	(28.1)	(76.9)%
Total NGHC Quota Share	$18.2	100.0%	$75.6	100.0%	$(57.4)	(76.0)%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$95.6	57.2%	$118.3	52.7%	$(22.7)	(19.2)%
Automobile physical damage	71.6	42.8%	106.2	47.3%	(34.6)	(32.6)%
Total NGHC Quota Share	$167.2	100.0%	$224.5	100.0%	$(57.3)	(25.5)%

Net premiums earned decreased by $6.0 million, or 8.2%, and increased by $3.2 million, or 1.5%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The decrease for the three months ended September 30, 2013, compared to the same period in 2012, was the result of the termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013. The net premiums earned for the nine months ended September 30, 2013 increased compared to the same period in 2012 due to the increase in the level of net premiums written up to August 1,2013 in comparison to the same period in 2012. The following tables show net premiums earned by line of business in this segment for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$38.0	57.8%	$38.4	53.6%	$(0.4)	(0.9)%
Automobile physical damage	27.7	42.2%	33.3	46.4%	(5.6)	(16.7)%
Total NGHC Quota Share	$65.7	100.0%	$71.7	100.0%	$(6.0)	(8.2)%

For the Nine Months Ended September 30,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$122.1	57.8%	$113.2	54.4%	$8.9	7.9%
Automobile physical damage	89.1	42.2%	94.8	45.6%	(5.7)	(6.1)%
Total NGHC Quota Share	$211.2	100.0%	$208.0	100.0%	$3.2	1.5%

Loss and Loss Adjustment Expenses - Net losses and loss expenses decreased by $2.3 million, or 4.8%, for the three months ended September 30, 2013 and increased by $7.9 million, or 5.9%, for the nine months ended September 30, 2013, compared to the same periods in 2012. Net loss and loss adjustment expense ratios increased to 67.4% for both the three and nine months ended September 30, 2013,compared to 65.0% and 64.7% for the same periods in 2012, respectively, due to adverse development on prior underwriting years.

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

For the three and nine months ended September 30, 2013, the commission and other acquisition expense ratio of 31.4% and 31.3% compared to 31.5% and 31.6% for the same periods in 2012, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

General and Administrative Expenses - General and administrative expenses remained flat at $0.2 million and $0.6 million for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012.

Liquidity and Capital Resources

Liquidity

Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances and loans and other permitted distributions from our subsidiary companies to make dividend payments on our common and preference shares.

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The payment of dividends from Maiden Holdings’ Bermuda domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity including the Bermuda Solvency Capital Requirement ("BSCR"). At September 30, 2013, the statutory capital and surplus of Maiden Bermuda was $953.6 million. During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on a risk-based capital test which is the threshold that constitutes the authorized control level. If Maiden US's or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At September 30, 2013, Maiden US and Maiden Specialty statutory capital and surplus were $265.6 million and $49.4 million, respectively, both in excess of their respective authorized control levels. The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its debt, preference shares and common shares. The maximum dividend payments that can be made during the year without prior approval by the Missouri Department of Insurance and North Carolina Department of Insurance is $0 and $4,616, respectively. During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, Maiden US and Maiden Specialty paid no dividends to their respective shareholders.

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen (“Swedish FSA”). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $5,004 at September 30, 2013. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to the Company. As of September 30, 2013, Maiden LF is allowed to pay dividends or distributions not exceeding the capital surplus of $2,092.

Our sources of funds primarily consist of premium receipts net of commissions, net investment income, net proceeds from capital raising activities, which may include the issuance of common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. A summary of cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 is as follows:

For the Nine Months Ended September 30,	2013	2012
	($ in Millions)
Operating activities	$359.3	$268.1
Investing activities	(289.7)	(615.4)
Financing activities	(20.7)	224.6
Effect of exchange rate changes on foreign currency cash	0.8	1.5
Total increase (decrease) in cash and cash equivalents	$49.7	$(121.2)

Cash Flows from Operating Activities

Cash flows from operations for the nine months ended September 30, 2013 were $359.3 million compared to $268.1 million for the same period in 2012, a 34.0% increase. The Company's assets grew by $311.5 million or 7.5% as of September 30, 2013 compared to December 31, 2012. The increase in assets was largely due to the growth in premium written experienced by the

Company, particularly in our AmTrust Quota Share Reinsurance segment, during 2013. Cash flows associated with that segments growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits of that growth in the remainder of 2013.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $289.7 million during the nine months ended September 30, 2013 compared to $615.4 million for the same period in 2012. The Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, fixed income markets have been volatile in 2013 and the Company has maintained elevated levels of cash and cash equivalents to mitigate any near-term volatility in rates. These elevated cash levels may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. During the nine months ended September 30, 2013, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $151.3 million.

Cash Flows from Financing Activities

Cash flows used in financing activities were $20.7 million for the nine months ended September 30, 2013 compared to cash flows provided by financing activities of $224.6 million for the same period in 2012.

The following table summarizes the net cash (outflow) inflow from financing activities for the nine months ended September 30, 2013 and 2012:

For the Nine Months Ended September 30,	2013	2012
	($ in Millions)
Cash Flows from Financing Activities
Senior notes issuance, net of issuance costs	$—	$96.6
Preference shares issuance, net of issuance costs	—	145.0
Common share issuance	1.6	0.3
Dividends paid to Maiden common shareholders	(13.0)	(17.3)
Dividends paid to preference shareholders	(9.3)	—
Net cash (used in) provided by financing activities	$(20.7)	$224.6

Dividends paid to Maiden common shareholders decreased by $4.3 million during the nine months ended September 30, 2013 compared to the same period in 2012 due to the acceleration of the payment of 2013 first quarter dividend which was paid in the fourth quarter of 2012.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while offering clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves the Company’s retention of high-quality clients. As of September 30, 2013 certain of these liabilities and collateralized arrangements are obligations of Maiden Bermuda while the remaining liabilities and collateralized arrangements are obligations of Maiden US.

The following table provides additional information on those assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Restricted Cash & Cash Equivalents	Fixed Maturities	Total	Restricted Cash & Cash Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$42.9	$758.8	$801.7	$34.0	$722.7	$756.7
Maiden Bermuda	54.5	251.5	306.0	64.5	398.3	462.8
Diversified Reinsurance	97.4	1,010.3	1,107.7	98.5	1,121.0	1,219.5
Maiden Bermuda	166.2	929.4	1,095.6	32.4	824.6	857.0
AmTrust Quota Share Reinsurance	166.2	929.4	1,095.6	32.4	824.6	857.0
Maiden Bermuda	6.4	95.0	101.4	1.4	89.4	90.8
NGHC Quota Share	6.4	95.0	101.4	1.4	89.4	90.8
Total	$270.0	$2,034.7	$2,304.7	$132.3	$2,035.0	$2,167.3
As a % of Consolidated Balance Sheet captions	100.0%	76.1%	78.3%	100.0%	77.7%	78.8%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of September 30, 2013 and December 31, 2012, respectively, to satisfy collateral requirements with AII.

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

IIS Acquisition — Funds Withheld

The substantial majority of contracts underwritten by GMAC International Insurance Company, Ltd. ("GMAC IICL") were subject to collateral requirements in the form of letters of credit and trust agreements. Actual assets in support of the liabilities assumed were transferred to the Company when the subject individual agreements (collectively "the IICL Agreement") were novated to Maiden Bermuda. As of September 30, 2013, one contract had not yet been novated and this is expected to occur in 2013. Maiden Bermuda now provides collateral in the form of both trusts and letters of credit as required by the respective reinsurance contracts.

The pre-existing funds withheld amounts (“IIS Funds Withheld”) are included in the Condensed Consolidated Balance Sheet as funds withheld. As of September 30, 2013 and December 31, 2012, the remaining IIS Funds Withheld balance consisted of the following:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Fixed maturities, at fair value	$24.7	112.7%	$26.4	116.4%
Cash and cash equivalents	0.3	1.4%	0.1	0.4%
Funds held on underlying business	0.5	2.3%	0.5	2.3%
Insurance balances receivable and other	(3.6)	(16.4)%	(4.3)	(19.1)%
Total IIS Funds Withheld	$21.9	100.0%	$22.7	100.0%

The IIS Funds Withheld represent 48.2% and 53.1% of the total funds withheld balance on the Company's Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively. The fixed maturity portfolio consists of U.K. Government bonds, which are rated AAA by Standard & Poor's ("S&P") as of both September 30, 2013 and December 31, 2012, and corporate bonds which are all investment grade securities as of September 30, 2013 and December 31, 2012, respectively. The fixed maturities comprise:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.K. government bonds	$9.1	37.0%	$20.0	75.7%
Corporate bonds	15.6	63.0%	6.4	24.3%
Total	$24.7	100.0%	$26.4	100.0%

We do not have any non-U.S. government and government related obligations related to Greece, Ireland, Italy, Portugal or Spain as of September 30, 2013 and December 31, 2012. See the discussion in Counterparty Credit Risk in Item 3 of Part I of this Form 10-Q related to the release of assets forming part of the IIS Funds Withheld.

Investments

The investment of our funds are designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated AFS. The Company's AFS fixed maturity investments increased by $55.6 million or 2.1% for the nine months ended September 30, 2013 compared to December 31, 2012. Continuing profitable growth and strong positive operating cash flow were offset by elevated levels of cash and cash equivalents held along with a decrease in the value of investments held during 2013 of $89.1 million for the nine months ended September 30, 2013.

During the third quarter of 2013, interest rates on longer duration assets were volatile, continuing the rise that began in the second quarter and then ultimately declining at the end of the third quarter to levels comparable to June 30, 2013. During the period, the yield on the 10-year U.S. treasury increased by twelve basis points to 2.64% as of September 30, 2013, which is a key component of the pricing of many of the securities in our AFS portfolio and contributed to the higher interest rates. Despite the modest increase in U.S. Treasury yields, the fair value of the Company's AFS fixed maturities increased by $5.9 million for the three months ended September 30, 2013.

Rates reacted to a slight weakening of economic conditions and comments by policymakers from the U.S. Federal Reserve which indicated that liquidity measures implemented in recent years to stabilize economic conditions and widely anticipated to begin ending in 2013 would remain unchanged. The ongoing volatility in interest rates with a generally increasing trend during 2013, along with the acquisition of certain longer duration MBS securities, increased the duration of the Company's Agency MBS portfolio which caused the portfolio's overall duration to rise during the nine months ended September 30, 2013. In response to the more volatile interest rate environment, the Company has maintained elevated levels of cash and cash equivalents to provide appropriate flexibility.

As of September 30, 2013, the weighted average duration of our AFS fixed maturity investment portfolio was 4.5 years and there were approximately $54.2 million of net unrealized gains in the portfolio, compared to a duration of 3.5 years and net unrealized gains of $143.5 million in the portfolio as of December 31, 2012. The table below shows the aggregate amounts of our invested AFS assets by asset class and in total as of those dates, including the average yield and duration:

September 30, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.8	$—	$17.4	2.6%	2.0 years
U.S. agency bonds – mortgage-backed	1,138.9	16.1	(24.2)	1,130.8	2.7%	4.6 years
U.S. agency bonds – other	7.2	1.1	—	8.3	5.0%	6.9 years
Non-U.S. government bonds	65.0	2.7	(0.4)	67.3	1.8%	2.8 years
Other mortgage-backed securities	22.6	0.1	(0.1)	22.6	3.1%	5.4 years
Corporate bonds	1,324.2	81.2	(23.8)	1,381.6	4.4%	4.6 years
Municipal bonds	45.6	0.7	—	46.3	1.6%	2.0 years
Total available-for-sale fixed maturities	2,620.1	102.7	(48.5)	2,674.3	3.5%	4.5 years
Other investments	4.5	0.5		5.0
Total investments	$2,624.6	$103.2	$(48.5)	$2,679.3

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$42.7	$1.2	$—	$43.9	1.9%	1.2 years
U.S. agency bonds – mortgage-backed	962.6	31.0	(1.4)	992.2	2.6%	2.5 years
U.S. agency bonds – other	11.7	1.4	—	13.1	4.4%	4.8 years
Non-U.S. government bonds	55.2	2.2	—	57.4	1.8%	2.9 years
Other mortgage-backed securities	23.1	0.9	—	24.0	2.8%	3.8 years
Corporate bonds	1,247.3	113.5	(6.5)	1,354.3	4.6%	4.8 years
Municipal bonds	132.6	1.2	—	133.8	0.8%	0.7 years
Total available-for-sale fixed maturities	2,475.2	151.4	(7.9)	2,618.7	3.5%	3.5 years
Other investments	2.6	0.4	(0.1)	2.9
Total investments	$2,477.8	$151.8	$(8.0)	$2,621.6

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

During the three and nine months ended September 30, 2013 and the year ended December 31, 2012, we recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at September 30, 2013, were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2013.

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

In 2013, the Company did not engage in any such trading activities. However, for the three and nine months ended September 30, 2012, the Company recorded realized losses from trading activities of $0 and $1.6 million, respectively.

The following table presents information regarding our available-for-sale fixed maturities and other investments that were in an unrealized loss position at September 30, 2013 and December 31, 2012, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale fixed maturities	($ in Millions)
U.S. agency bonds – mortgage-backed	$601.8	$(23.2)	$39.5	$(1.0)	$641.3	$(24.2)
Non-U.S. government bonds	10.2	(0.4)	—	—	10.2	(0.4)
Other mortgage-backed bonds	13.2	(0.1)	—	—	13.2	(0.1)
Corporate bonds	354.7	(21.7)	123.2	(2.1)	477.9	(23.8)
Municipal bonds	2.5	—	—	—	2.5	—
Total temporarily impaired AFS securities and other investments	$982.4	$(45.4)	$162.7	$(3.1)	$1,145.1	$(48.5)

As of September 30, 2013, there were approximately 109 securities in an unrealized loss position with a fair value of $1,145.1 million and unrealized losses of $48.5 million. Of these securities, there are 11 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $162.7 million and unrealized losses of $3.1 million.

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

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$97.4	3.7%	$58.7	2.2%
Due after one year through five years	428.2	16.0%	387.9	14.8%
Due after five years through ten years	917.7	34.3%	981.5	37.5%
Due after ten years	77.6	2.9%	174.4	6.7%
	1,520.9	56.9%	1,602.5	61.2%
U.S. agency bonds – mortgage-backed	1,130.8	42.3%	992.2	37.9%
Commercial mortgage-backed securities	22.6	0.8%	24.0	0.9%
Total AFS fixed maturities	$2,674.3	100.0%	$2,618.7	100.0%

As of September 30, 2013 and December 31, 2012, 97.9% and 98.6%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below-investment grade if it has an S&P credit rating of BB+ or less. The following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

September 30, 2013	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$16.6	$17.4	0.7%
U.S. agency bonds	1,146.1	1,139.1	42.6%
AAA	153.5	165.9	6.2%
AA+, AA, AA-	114.2	121.2	4.5%
A+, A, A-	487.2	517.4	19.3%
BBB+, BBB, BBB-	646.4	658.5	24.6%
BB+ or lower	56.1	54.8	2.1%
Total AFS fixed maturities	$2,620.1	$2,674.3	100.0%

December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
Ratings	($ in Millions)
U.S. treasury bonds	$42.7	$43.9	1.7%
U.S. agency bonds	974.3	1,005.3	38.4%
AAA	171.1	184.0	7.0%
AA+, AA, AA-	186.5	196.7	7.5%
A+, A, A-	477.2	515.4	19.7%
BBB+, BBB, BBB-	587.9	637.1	24.3%
BB+ or lower	35.5	36.3	1.4%
Total AFS fixed maturities	$2,475.2	$2,618.7	100.0%

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed securities
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$97.4	8.5%	$100.8	10.0%
FNMA – fixed rate	622.5	54.7%	573.0	57.0%
FNMA – variable rate	37.8	3.3%	46.9	4.7%
FHLMC – fixed rate	362.7	31.9%	257.7	25.6%
FHLMC – variable rate	10.4	0.9%	13.8	1.4%
Total RMBS	1,130.8	99.3%	992.2	98.7%
Total agency mortgage-backed securities	1,130.8	99.3%	992.2	98.7%
Non-MBS fixed rate agency securities	8.3	0.7%	13.1	1.3%
Total U.S. agency bonds	$1,139.1	100.0%	$1,005.3	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the three and nine months ended September 30, 2013 and 2012:

For the Three Months Ended September 30,	2013	2012
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,218.5	$1,049.1
Purchases	—	135.1
Sales and paydowns	(80.9)	(103.5)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) losses – included in other comprehensive income	(4.8)	1.0
Amortization of bond premium and discount	(2.0)	(2.7)
Ending balance	$1,130.8	$1,079.0

For the Nine Months Ended September 30,	2013	2012
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$992.2	$972.1
Purchases	524.8	390.7
Sales and paydowns	(340.2)	(274.8)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) – included in other comprehensive income	(37.1)	(2.7)
Amortization of bond premium and discount	(8.9)	(6.3)
Ending balance	$1,130.8	$1,079.0

The Company continued to experience elevated levels of paydowns of its U.S. agency mortgage-backed bond portfolio for the three and nine months ended September 30, 2013, compared to the same periods in 2012. The elevated levels of paydowns reflect the historically low interest rate environment in the U.S. and globally in recent years, resulting in higher refinancing activity in the U.S. mortgage markets.

Prior policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage-backed securities market, continue to impact the Company's MBS portfolio. However, those conditions have been abating in recent quarters, including in the three months ended September 30, 2013, as interest rates have begun to rise and the U.S. Federal Reserve has indicated it may begin to reduce the amount of liquidity it is providing to credit markets later in 2013.

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

Our U.S. agency mortgage-backed bond portfolio is 42.3% of our fixed maturity investments as of September 30, 2013. Given the relative size of this portfolio to our total investments, if these faster prepayment patterns were to continue over an extended period of time, this could potentially have the effect of limiting the growth in our investment income, or in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P in this asset class as of September 30, 2013 and December 31, 2012 are as follows:

	Ratings*
September 30, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.1%	3.9%	30.5%	14.2%	0.3%	$773.0	56.0%
Industrials	—%	1.1%	5.5%	29.4%	2.8%	537.2	38.8%
Utilities/Other	—%	—%	0.2%	4.1%	0.9%	71.4	5.2%
Total Corporate bonds	7.1%	5.0%	36.2%	47.7%	4.0%	$1,381.6	100.0%

	Ratings*
December 31, 2012	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.1%	5.2%	31.1%	13.7%	0.1%	$775.1	57.2%
Industrials	—%	1.2%	4.8%	30.8%	1.7%	520.9	38.5%
Utilities/Other	—%	—%	0.9%	2.5%	0.9%	58.3	4.3%
Total Corporate bonds	7.1%	6.4%	36.8%	47.0%	2.7%	$1,354.3	100.0%
*Ratings as assigned by S&P

Over the last twelve to twenty four months, the Company has increased its allocation to corporate bonds with credit ratings of BBB, in order to take advantage of more attractive yield opportunities in those bonds, while staying within its established investment guidelines.

The Company’s 10 largest corporate holdings, 91.6% of which are in the Financial Institutions sector, as of September 30, 2013 as carried at fair value and as a percentage of all fixed income securities are as follows:

September 30, 2013		% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.3	1.5%	A-
Citigroup FLT, Due 6/9/2016 (1)	26.4	1.0%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	25.7	1.0%	AAA
BNP Paribas, 5.0% Due 1/15/2021	20.7	0.8%	A+
Barclays Bank PLC NY FLT, Due 2/24/2020 (1)	20.0	0.8%	A
HSBC Financial FLT, Due 6/1/2016 (1)	19.9	0.7%	A
SLM Corp FLT, Due 1/27/2014 (1)	19.9	0.7%	BBB-
Bear Stearns FLT, 11/21/2016 (1)	19.8	0.7%	A
JPMorgan Chase & Co FLT, Due 6/13/2016 (1)	19.8	0.7%	A
Vale Overseas Ltd, 4.375% Due 01/11/2022	19.2	0.7%	A-
Total	$230.7	8.6%
* Ratings as assigned by S&P
(1)Securities with the notation FLT are floating rate securities.

As of September 30, 2013 and December 31, 2012, 18.0% and 17.5% of its corporate fixed maturities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and to quickly take advantage of any unanticipated increases in interest rates which may occur.

Given the Company’s status as a Bermuda domiciled company with limited U.S. Federal tax exposure, to the extent that the Company invests in fixed maturity securities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax-exempt status of those securities under U.S. Federal tax law. As a result, at September 30, 2013 and December 31, 2012, municipal securities represent 1.7% and 5.1%, respectively, of the Company’s fixed maturity portfolio.

As of September 30, 2013 and December 31, 2012, we own the following fixed maturities not denominated in U.S. dollars:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$167.9	71.4%	$156.5	73.1%
Non-U.S. government bonds	67.3	28.6%	57.4	26.9%
Total Non-U.S. dollar AFS fixed maturities	$235.2	100.0%	$213.9	100.0%

These fixed maturities were invested in the following currencies:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$206.0	87.6%	$191.7	89.6%
Swedish Krona	10.7	4.5%	10.9	5.1%
Australian Dollar	8.0	3.4%	7.7	3.6%
British Pound	8.0	3.4%	2.9	1.4%
All other	2.5	1.1%	0.7	0.3%
Total Non-U.S. dollar AFS fixed maturities	$235.2	100.0%	$213.9	100.0%

We do not have any government or government related obligations of Greece, Ireland, Italy, Portugal and Spain as of September 30, 2013 and December 31, 2012. As of September 30, 2013 and December 31, 2012, 91.2% and 90.1% of the

Company's non-U.S. government or supranational issuers were rated AA or higher by S&P. The five largest non-U.S. government or supranational issuers held by the Company as of September 30, 2013 and December 31, 2012 are:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$21.5	32.0%	$24.8	43.1%
European Financial Stability Facility	12.2	18.1%	—	—%
European Investment Bank	11.4	17.0%	12.5	21.7%
Sweden	6.0	8.9%	6.1	10.7%
State of Israel	5.9	8.8%	5.7	9.9%
All other	10.3	15.2%	8.3	14.6%
Total non-U.S. government bonds	$67.3	100.0%	$57.4	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	September 30, 2013		December 31, 2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$62.8	37.4%	$61.8	39.5%
AA+, AA, AA-	8.9	5.3%	7.9	5.0%
A+, A, A-	58.1	34.6%	52.3	33.4%
BBB+, BBB, BBB-	36.7	21.8%	33.1	21.1%
BB+ or lower	1.4	0.9%	1.4	1.0%
Total non-U.S. dollar denominated corporate bonds	$167.9	100.0%	$156.5	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government or corporate bonds

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company, which rating is the fourth highest of sixteen rating levels, and BBB+ (Good) with a negative outlook by S&P, which is the eighth highest of twenty-two rating levels. Our 2011 Senior Notes and 2012 Senior Notes are both rated BBB by S&P and the Preference Shares - Series A and Series B are rated BB and BBB-, respectively, by S&P. On May 17, 2013, S&P affirmed the ratings of our operating subsidiaries, Senior Notes and Preference Shares - Series A but revised their outlook from stable to negative, in response to the application of new rating methodology by S&P.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	($ in Millions)
Reinsurance balances receivable, net	$554.7	$522.6
Prepaid reinsurance premiums	49.5	38.7
Reinsurance recoverable on unpaid losses	97.3	110.9
Deferred commission and other acquisition expenses	310.7	270.7
Reserve for loss and loss adjustment expenses	(1,926.6)	(1,740.3)
Unearned premiums	(1,089.2)	(936.5)

In general, the increases in these balances reflect the continued growth of the Company, in particular the strong premium written growth experienced during the first nine months of 2013 in the AmTrust segment. At September 30, 2013, the reinsurance recoverable decreased by $13.6 million compared to December 31, 2012, of which $65.8 million or 67.6% relates to reinsurance claims from Superstorm Sandy.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1.31 billion at September 30, 2013, a 3.1% decrease from $1.35 billion at December 31, 2012 and reflect the decrease in the Company's shareholders equity discussed below.

As of September 30, 2013, our shareholders’ equity was $973.5 million, a 4.1% decrease compared to $1.0 billion as of December 31, 2012. The decrease was due primarily to the decline in unrealized gains on investments of $89.1 million, common dividends declared of $19.6 million, Preference Share - Series A dividends declared and paid of $9.3 million and unfavorable foreign currency translation adjustment of $3.4 million offset by net income for the nine months ended September 30, 2013 of $67.1 million.

On September 25, 2013, the Company announced the pricing of a public offering of three million 7.25% Preference Shares - Series B, at $50 per preference share with an underwriting discount of $1.50 per preference share. In addition, the underwriters of the offering had an option to purchase an additional 300,000 shares of the Preference Shares - Series B. On October 1, 2013, the Company received net proceeds of $145.5 million from the offering, after deducting the underwriting discount. The Company received an additional $14.6 million on October 3, 2013 relating to net proceeds for the shares issued to the underwriters, after the underwriters' over-allotment option to purchase the additional shares was exercised on October 1, 2013. The Preference Shares - Series B are not redeemable. The net proceeds from the offering are expected to be used for continued support and development of our reinsurance business and for other general corporate purposes.

The Company will pay cumulative dividends on each of the Preference Shares - Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share - Series B or $0.90625 per quarter except on the initial payment date which is expected to be $0.745139 covering the period October 1, 2013 until December 14, 2013). Dividends will accrue and accumulate from the date of issuance and, to the extent that the Company has lawfully available funds to pay dividends and the board of directors declares a dividend payable, it will pay dividends quarterly each year commencing on December 15, 2013, up to, and including, September 15, 2016 in cash and on September 15, 2016 or any earlier conversion date in cash, common shares, or a combination thereof, at the Company’s election and subject to the share cap, which is an amount per share equal to the product of (i) 2 and (ii) the maximum conversion rate of 4.0322, subject to conversion rate adjustments.

On the mandatory conversion date, September 15, 2016, each of the then-outstanding Preference Shares - Series B will automatically convert into a variable number of shares of the Company’s common shares equal to the conversion rate, which will not be more than 4.0322 of the Company's common shares and not less than 3.2258, subject to conversion rate adjustments, that is based on the volume weighted average price per share of the Company’s common shares over the forty consecutive trading day period beginning on, and including, the forty-second scheduled trading day immediately preceding September 15, 2016 (the "final averaging period"). The mandatory conversion date is the third business day immediately following the last trading day of the final averaging period. The conversion rate will be adjusted from time to time if the Company issues common shares as a dividend, increases the cash dividend from $0.09 per share or in some other cases as described under "Description of Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013.

On November 6, 2013, the Company’s Board of Directors approved an increase in the dividend payable to common shareholders from $0.09 to $0.11. The dividend will be payable on January 15, 2014 to shareholders of record as of January 2, 2014. Pursuant to the Conversion Rate Adjustment described above, the minimum and maximum conversion rates of 3.2258 and 4.0322, respectively, will be adjusted. The adjusted minimum and maximum conversion rates will be determined after the close of business on January 2, 2014 (dividend record date), when the market price of the Company’s common stock is known.

At any time prior to September 15, 2016, other than during the fundamental change conversion period (as defined in the prospectus supplement), a holder of mandatory convertible preference shares may elect to convert such holder's mandatory convertible preference shares at the minimum conversion rate of 3.2258 shares of the common stock per mandatory convertible preference share, subject to adjustment as described under "Description of Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013

On August 22, 2012, the Company issued six million of 8.25% Preference Shares - Series A, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering.

Dividends on the Preference Shares - Series A are non-cumulative. Consequently, in the event dividends are not declared on the Preference Shares for any dividend period, holders of Preference Shares - Series A will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares - Series A will be entitled to receive dividend payments only when, as and if declared by the Company's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears. To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.25% of the $25 liquidation preference per annum.

Also on that date, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preference Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. For the period August 22, 2012 through September 30, 2013, the Company did not repurchase any of its common shares.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common equity. For flexibility, on November 8, 2013 we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances to date. We may from time to time issue securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At September 30, 2013 and December 31, 2012, the unamortized amount carried as a reduction of the Company’s liability for the junior subordinated debt was $26.1 million. If the Company were to repay the remaining Trust Preferred Securities in full or in part at any time prior to their maturity date, the Company would have to recognize a commensurate amount as a reduction of earnings at that time.

Under the terms of the TRUPS Offering, the Company can repay the principal balance in full or in part at any time. However, if the Company repays such principal within five years of the date of issuance, it is required to pay an additional amount equal to one full year of interest on the amount of Trust Preferred Securities repaid. If we were to fully pay off the remaining securities prior to January 20, 2014, we would incur $21.4 million in additional expenses along with (as noted above) incurring additional amortization charges to write off the remaining unamortized amounts which are presently $26.1 million. As a result, our results of operations and book value would be reduced commensurately.

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

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2013, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains were $1.3 million for the nine months ended September 30, 2013, compared to $1.3 million during the same period in 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2013, we had AFS fixed maturity securities with a fair value of $2.7 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2013 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of September 30, 2013:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,438.7	$(235.6)	(24.2)%
100 basis point increase	2,551.2	(123.1)	(12.6)%
No change	2,674.3	—	—%
100 basis point decrease	2,802.5	128.2	13.2%
200 basis point decrease	2,942.5	268.2	27.6%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of September 30, 2013 have not changed materially compared to December 31, 2012.

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Ratings*
AA+ or better	51.0%	48.0%
AA, AA-, A+, A, A-	22.3%	26.3%
BBB+, BBB, BBB-	24.6%	24.3%
BB+ or lower	2.1%	1.4%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At September 30, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ (see "Liquidity and Capital Resources - Investments " on page 63), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.5% and 8.6% of the Company’s total fixed income securities, respectively.

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

The IIS Funds Withheld account due to the Company is related to one cedant, GMAC IICL, whereby GMAC IICL and the Company entered into the IICL Agreement to assume business written by GMAC IICL. Under the IICL Agreement, the individual balances by cedant which comprise the IIS Funds Withheld account have been transferred to the Company upon novation of the underlying reinsurance contract from GMAC IICL to the Company. As of September 30, 2013, one contract had not yet been novated and this is expected to occur in 2013. At September 30, 2013, the IIS Funds Withheld account due from GMAC IICL was $21.9 million, including $24.7 million in a segregated investment portfolio which represents collateral pledged as required by the underlying reinsurance contracts, primarily offset by other net liabilities of $3.6 million. The investments underlying the IIS Funds Withheld account are maintained in separate investment portfolios by GMAC IICL and managed by the Company.

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

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at September 30, 2013 and December 31, 2012 were $554.7 million and $522.6 million, respectively.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, contractual right to offset reinsurance receivables and payables, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. The vast majority of our reinsurance agreements contractually give the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that this substantially reduces credit risk in this area. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2013.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $97.3 million at September 30, 2013, of which $65.8 million or 67.6% relates to reinsurance claims from Superstorm Sandy. As of September 30, 2013, 88.1% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A, or better, 8.4% due from reinsurers with credit ratings of A-, 3.5% due from reinsurers with credit ratings of B++.

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Condensed Consolidated Financial Statements.

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the nine months ended September 30, 2013, 14.2% of our net premiums written and 12.1% of our reserve for loss and loss adjustment expenses were transacted in Euro.

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

While highly unlikely at this time, without satisfactory and timely resolution of these issues, the collapse or modification of the Euro cannot be ruled out at this time. There is also further uncertainty as to what forms of currency would take its place, if this event were to occur.

As a result, we could be subject to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2013, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $13.4 million and $26.8 million, respectively.

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

MAIDEN HOLDINGS, LTD.
By:
November 8, 2013		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
John M. Marshaleck Chief Financial Officer
(Principal Financial and Accounting Officer)