Form 10-K
period 2013-12-31
Maiden Holdings, Ltd.
filed 2014-03-04
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
(441) 298-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Series B Mandatory Convertible Preference Shares, par value $0.01 per share	NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $583.4 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.
As of February 21, 2014, 72,633,561 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 6, 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States, Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing and risk management by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a negative outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. Our common shares trade on the NASDAQ Global Market under the symbol "MHLD".

We provide reinsurance through our wholly owned subsidiaries, Maiden Insurance Company Ltd. (“Maiden Bermuda”) and Maiden Reinsurance Company (“Maiden US”) and have operations in Bermuda, the United States ("U.S."), Europe and select other global markets. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide insurance sales and distribution services through Maiden Global Holdings, Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail clients in the European Union ("EU") and other developing global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly owned subsidiary of Maiden Holdings.

Since our founding in 2007, we have entered into a series of significant strategic transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our gross premiums written to an amount in excess of $2.2 billion while significantly enhancing our capital position to approximately $1.6 billion as of December 31, 2013. These strategic transactions include the following:

•
Entering into a quota share reinsurance agreement (the "Reinsurance Agreement" or "AmTrust Quota Share") with a Bermuda subsidiary of AmTrust Financial Services, Inc. ("AmTrust") in 2007 and a quota share reinsurance agreement (the “European Hospital Liability Quota Share”) with AmTrust Europe Limited and AmTrust International Underwriters Limited in 2011, respectively;

•	Acquisition of the reinsurance operations of GMAC Insurance (the “GMAC Acquisition”) in 2008;

•
Entering into a quota share reinsurance agreement with a subsidiary of National General Holdings Corporation ("NGHC") (previously known as American Capital Acquisition Corp ("ACAC")) in 2010 (the "NGHC Quota Share"). The Company and NGHC mutually agreed, effective August 1, 2013, to terminate this agreement on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire;

•	Acquisition of GMAC International Insurance Services (the "IIS Acquisition") in November 2010; and

•
On May 1, 2013, we substantially reduced our net exposure to natural hazard events by selling the primary insurance business written on a surplus lines basis by Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, to Brit Insurance ("Brit"). Maiden Specialty provided non-catastrophe inland marine and property coverages. As of December 31, 2013, a limited number of policies in-force as of April 30, 2013 remain in run-off.

We have also entered into a series of significant capital transactions that have enabled us to significantly strengthen our balance sheet and strongly support our growing reinsurance operations. These capital transactions include:

•
Completing a private placement of Trust Preferred Securities (the "TRUPS Offering"), the proceeds from which were used to finance the issuance of subordinated debenture (the "Junior Subordinated Debt") resulting in gross proceeds of $260.1 million in January 2009. The net proceeds of this transaction were used as working capital for Maiden US and Maiden Specialty in conjunction with the GMAC Acquisition;

•
Completing a public debt offering of $107.5 million in June 2011 ("2011 Senior Notes") and repurchasing a like amount of our Junior Subordinated Debt in July 2011. The 2011 Senior Notes trade on the New York Stock Exchange under the symbol "MHNA";

•
Completing a public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The 2012 Senior Notes trade on the New York Stock Exchange under the symbol "MHNB". The net proceeds of $96.6 million were used for working capital and general corporate purposes;

•
Completing a public offering of $150.0 million Preference Shares - Series A (the “Preference Shares- Series A”) in August 2012. The Company received net proceeds of $145.0 million from the offering. The Preference Shares-Series A trade on the New York Stock Exchange under the symbol "MHPRA". The net proceeds from the offering were used for continued support and development of our reinsurance business and for other general corporate purposes;

•
Completing a public offering of $165.0 million Mandatory Convertible Preference Shares - Series B (the “Preference Shares - Series B”) in October 2013. The Preference Shares - Series B trade on the NASDAQ under the symbol "MHLDO". We received net proceeds of $159.7 million from the offering. The net proceeds from the offering were used for general corporate purposes, primarily to support the continuing growth of our reinsurance operations (the Preference Shares - Series A and Preference Shares - Series B may collectively be referred to as the "Preference Shares"); and

•
Completing a public debt offering of $152.5 million in November 2013 ("2013 Senior Notes"). The 2013 Senior Notes trade on the New York Stock Exchange under the symbol "MHNC". The net proceeds of $147.4 million were used to repurchase all of the remaining portion of the Company's outstanding Junior Subordinated Debt on January 15, 2014.

The 2011 Senior Notes, 2012 Senior Notes and 2013 Senior Notes may also individually be referred to as the "2011 Senior Note Offering", the "2012 Senior Note Offering" or the "2013 Senior Note Offering", respectively, and may collectively be referred to as the "Senior Note Offerings".

These recent transactions, along with other unusual or non-recurring events, should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

Additional information on the AmTrust Quota Share and the NGHC Quota Share can be found in this section of the Annual Report on Form 10-K captioned “Our Operating Segments". Note 7. Long-Term Debt to our Consolidated Financial Statements, which contains information about the completion of the Senior Note Offerings and, along with Note 17. Subsequent Events, the repurchase of the Junior Subordinated Debt in 2011 and 2014, respectively. Note 13. Shareholders' Equity to our Consolidated Financial Statements contains information about the issuance of the Preference Shares.

Business Strategy

Our goal is to leverage the competitive strengths of our organization and capital structure to generate stable long term returns on capital in excess of 15%. We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance products and services to regional and specialty insurance companies. To achieve this goal, we have adopted the following strategies:

•
Dedication to Predictable and Stable Operating Segments — we execute this strategy in two ways: (1) focusing on traditional, lower volatility lines of business that are more predictable and thus, produce more stable long-term operating results and require less capital to achieve those results; and (2) placing emphasis on working layer and pro rata reinsurance participations where data is more abundant and predictable;

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

To date, despite achieving returns on capital generally in excess of our industry peers, we have not yet attained our targeted returns. Principally impacting our ability to achieve our targeted returns in recent years has been a a higher cost of capital as a result of the 14% Junior Subordinated Debt, lower investment yields brought about by difficult investment conditions and marginally higher than targeted combined ratios. On January 15, 2014, the Company repurchased the remainder of the outstanding Junior Subordinated Debt with the proceeds from the issuance of our 2013 Senior Notes, which has now substantially lowered our cost of capital. Based on these steps as well as the improved combined ratios experienced in 2013, we believe that we have measures within our control to make substantial progress towards the attainment of those long-term targets in the coming 12 to 24 months. However, our future results, and our ability to generate our targeted return on capital, may be additionally impacted by risks and trends set forth in Item 1A, “Risk Factors", and elsewhere in this Annual Report on Form 10-K.

Our Principal Operating Subsidiaries

Maiden Bermuda is a registered Class 3B Bermuda reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda operate from and are based in our Bermuda headquarters.

Maiden Holdings North America, Ltd. (“Maiden NA”) is our wholly owned U.S. holding company and is domiciled in the state of Delaware. Maiden NA issued the underlying securities associated with the TRUPS Offering and the Senior Note Offerings.

Maiden US, a wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri.

Maiden Re Insurance Services, LLC (“Maiden Re”), a wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January 2008. Maiden Re operates as a managing general agent and underwriter for Maiden US.

Maiden Global, a wholly owned subsidiary, operates as a reinsurance services and holding company. Maiden Global is organized under the laws of England and Wales.

Opel Händler VersicherungsService GmbH ("OVS"), organized under the laws of Germany, operates as an insurance producer in Germany and is a 90%-owned indirect subsidiary of Maiden Global.

Maiden LF, a wholly owned subsidiary, is a life insurer organized under the laws of Sweden and writes credit life insurance on a primary basis in support of Maiden Global’s business development efforts.

Our Operating Segments

We currently operate through three business segments: (i) Diversified Reinsurance; (ii) AmTrust Quota Share Reinsurance; and (iii) NGHC Quota Share, which is currently in run-off.

Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily in the U.S. and Europe. This segment includes the underwriting portfolio of assumed reinsurance business purchased in the GMAC Acquisition and the IIS Acquisition. The business associated with the GMAC Acquisition is primarily underwritten by Maiden US. The business associated with the IIS Acquisition is underwritten by Maiden Bermuda, which also underwrites a limited amount of business independent of the business associated with the IIS Acquisition, the AmTrust Quota Share and NGHC Quota Share.

Our AmTrust Quota Share Reinsurance segment consists of the business ceded to us pursuant to our Reinsurance Agreement with AmTrust and business ceded to us pursuant to our European Hospital Liability Quota Share with AmTrust subsidiaries, AmTrust Europe Limited and AmTrust International Underwriters Limited, respectively, to reinsure those entities' medical liability business in Europe, in particular in Italy and France.

On March 7, 2013, after receipt of approval from the Company’s and AmTrust’s Audit Committees, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business (as defined in the Reinsurance Agreement) other than retail commercial package business, for which the ceding commission will remain 34.375%. Although this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “AmTrust Loss Corridor”). For the purposes of determining whether the loss ratio falls within the AmTrust Loss Corridor, workers' compensation business written in AmTrust's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation. Above and below the defined range, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

Our NGHC Quota Share segment consists of the business ceded to us pursuant to our agreement with NGHC which, through its affiliates, cedes approximately 25% of its business to us pursuant to a quota share reinsurance agreement. On August 1, 2013, we received notice from NGHC of the termination of the NGHC Quota Share, effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

Financial data relating to our three segments is included in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3. Segment Information to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

The net premiums written and earned in each segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

For the Year Ended December 31,	2013		2012		2011
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$761.8	36.3%	$765.3	40.3%	$798.0	46.3%
AmTrust Quota Share Reinsurance	1,169.9	55.8%	840.3	44.2%	669.3	38.8%
NGHC Quota Share	164.6	7.9%	295.7	15.5%	256.2	14.9%
Total	$2,096.3	100.0%	$1,901.3	100.0%	$1,723.5	100.0%

For the Year Ended December 31,	2013		2012		2011
	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$762.1	38.1%	$795.3	44.1%	$748.4	48.3%
AmTrust Quota Share Reinsurance	988.9	49.4%	727.8	40.3%	558.2	35.9%
NGHC Quota Share	249.9	12.5%	280.7	15.6%	245.8	15.8%
Total	$2,000.9	100.0%	$1,803.8	100.0%	$1,552.4	100.0%

A substantial majority of our premium written is generated by quota share reinsurance contracts. For the years ended December 31, 2013, 2012 and 2011, 83.1%, 82.0% and 80.7%, respectively, of our consolidated gross premiums written was derived from quota share reinsurance contracts. This significant concentration of quota share reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders.

Financial data relating to geographic areas in which we operate and principal products may be found in Note 3. Segment Information to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In a quota share reinsurance arrangement (also known as pro rata reinsurance, proportional reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the ceding company a commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit sharing arrangement. Under proportional reinsurance contracts, ceding commission can be adjustable based upon loss experience which potentially reduces earnings volatility under such arrangements.

Excess of loss (or non-proportional) reinsurance indemnifies the reinsured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a level, retention or attachment point. Excess of loss business is written in layers and a reinsurer or group of reinsurers accepts a band of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a program.

Facultative reinsurance (proportional or non-proportional) is the reinsurance of individual risks. The reinsurer separately rates and underwrites each risk rather than assuming all or a portion of a class of risks as in the case of treaty reinsurance.

Diversified Reinsurance

General

The Diversified Reinsurance segment of our reinsurance business consists of a varied portfolio of property and casualty and accident and health reinsurance business focusing on regional and specialty property and casualty insurance companies located in the U.S. and internationally. This business is primarily written by Maiden US. The business associated with the IIS Acquisition, which is primarily located in Europe and the Americas, and is underwritten by Maiden Bermuda, with the exception of certain credit life policies written by Maiden LF, which are not material to the overall results of the segment.

On April 22, 2013, we entered into a transaction with Brit whereby, effective May 1, 2013, the Company and Brit's subsidiary, Brit Global Specialty, entered into a temporary 100% quota share reinsurance of excess and surplus ("E&S") business written by

Maiden Specialty. Brit subsequently assumed the renewal rights of our E&S business through Brit Global Specialty USA ("BGSU") and BGSU is now writing the renewals of the assumed business into Brit Syndicates 2987. Employees of Maiden Specialty were transitioned to BGSU effective May 1, 2013. The existing in force E&S business written by the Company as of April 30, 2013 is being run-off and is not material to the overall results of the segment.

The reinsurance written by Maiden US is primarily written through treaties with other insurers on a quota share and excess of loss basis and also on a facultative basis, all of which are marketed through third-party intermediaries and on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US and Maiden LF through intercompany reinsurance arrangements.

The net premiums written of the Diversified segment by subsidiary of the Company, before the quota share reinsurance support provided by Maiden Bermuda to Maiden US and Maiden LF for the years ended December 31, 2013, 2012 and 2011 were as follows:

For the Year Ended December 31,	2013		2012		2011
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Maiden US	$650.2	85.4%	$636.7	83.2%	$655.0	82.1%
Maiden Bermuda	98.8	12.9%	102.9	13.4%	118.7	14.9%
Maiden LF	14.2	1.9%	9.4	1.3%	11.1	1.4%
Maiden Specialty	(1.4)	(0.2)%	16.3	2.1%	13.2	1.6%
Total	$761.8	100.0%	$765.3	100.0%	$798.0	100.0%

A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. During 2013, the increase in the Maiden US business was primarily due to the addition of new excess of loss accounts combined with organic growth from certain existing accounts. This was partially offset by: 1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in the second half of 2012; and 2) the decision by certain Maiden US clients to retain more business in 2013. As a result, the percentage of quota share business in total has declined in recent years. For the years ended December 31, 2013, 2012 and 2011, 50.9%, 52.4% and 53.6% of Maiden US’s gross premiums written was written on a quota share basis, respectively.

Maiden US began operations in 1983 through Maiden Re (previously GMAC RE LLC or "GMAC RE"). Since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance with low limits of participation on both a treaty and facultative basis. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile casualty lines such as D&O and professional liability. Over its years in operation, the underwriting infrastructure and capabilities have been expanded to include an accident and health reinsurance portfolio, a specialty oriented facultative casualty reinsurance business, the now divested of property excess and surplus lines insurance business and, the most significant portfolio, a regional and specialty oriented property and casualty treaty reinsurance business.

We employ sophisticated risk management, disciplined actuarially-based pricing and strong technical underwriting in developing and maintaining these portfolios. We use both proprietary and vendor developed technology systems to administer and manage the portfolio. The business has been carefully developed under the active management of multi-functional underwriting teams with performance accountability. The entire infrastructure of Maiden Re was acquired in the GMAC Acquisition and added to existing capabilities. We are using this infrastructure to continue to expand and develop our North American underwriting portfolio. Maiden US presently has 99 active treaty client relationships.

For certain clients, Maiden Re provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the trust accounts and any interest earned is ours. The balances are adjusted quarterly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported (“IBNR”) reserves. The clients can withdraw assets from the trusts under contractually limited circumstances. As of December 31, 2013, we had cash and fixed maturity securities totaling $855.7 million in these trusts, which is part of the $2.2 billion restricted assets disclosed in Note 4. (e) Investments to our Consolidated Financial Statements.

The business associated with the IIS Acquisition ("IIS business") is written through treaties with other insurers on a quota share basis, which are underwritten by Maiden Bermuda, with the exception of business written through Maiden LF which is underwritten on a primary basis. All of this business is marketed primarily through Maiden Global’s business development teams who partner with automobile manufacturers and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer. Typically the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEM's") programs that Maiden Global designs. As of December 31, 2013, Maiden Bermuda had 12 active treaties associated with the IIS business.

There were fifteen reinsurance programs that were originally part of the IIS business . During 2011, thirteen of these programs were novated from GMAC International Insurance Company, Ltd. ("GMAC IICL") to Maiden Bermuda and one program was commuted. The remaining program was novated to Maiden Bermuda in 2013.

The net premiums written associated with the IIS business were written in the following countries:

For the Year Ended December 31,	2013		2012		2011
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Germany	$47.0	43.2%	$45.9	43.9%	$53.4	50.5%
U.K.	15.0	13.7%	11.9	11.4%	4.2	3.9%
Mexico	8.0	7.4%	7.4	7.1%	5.5	5.2%
Australia	7.0	6.4%	4.8	4.6%	4.6	4.3%
Chile	6.5	6.0%	7.0	6.7%	6.4	6.0%
Canada	5.9	5.4%	2.1	2.0%	2.6	2.4%
All other	19.6	17.9%	25.5	24.3%	29.1	27.7%
Total	$109.0	100.0%	$104.6	100.0%	$105.8	100.0%

The breakdown by line of business is as follows:

For the Year Ended December 31,	2013		2012		2011
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Personal Auto	$71.8	65.9%	$72.8	69.6%	$72.1	68.1%
Credit Life	37.2	34.1%	31.8	30.4%	33.7	31.9%
Total	$109.0	100.0%	$104.6	100.0%	$105.8	100.0%

Geographically, Germany historically constitutes a greater proportion of the overall premiums written, typically over 40%. On a line of business basis, Personal Auto historically constitutes a greater proportion of the overall premiums written, typically greater than 60%. However, future distributions of premium by country and by line of business may vary from historical experience.

Maiden Global can also participate in transactions where it only collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by OVS (previously known as Maiden VS) in Germany and Austria through its point of sale producers in select OEM's dealerships, with other smaller fee income programs in place globally. We seek to expand these fee generating arrangements through the Maiden Global business development teams contacts with automobile manufacturers globally. For the years ended December 31, 2013, 2012 and 2011, we earned gross fee income of $13.5 million, $12.9 million and $12.6 million, respectively. Please refer to Note 3. Segment Information to our Consolidated Financial Statements for further information regarding the accounting treatment of these fees.

On September 1, 2011, in exchange for a 10% interest in OVS, we entered into cooperation agreements with the Opel Dealer Association in Germany and the German auto manufacturer Adam Opel AG ("Opel"). The cooperation agreements with both organizations are designed to increase the sales of OVS insurance products in Opel dealerships in Germany and increase fee and other revenues for Opel, the Opel Dealer Association, and OVS, respectively.

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Most business is written as reinsurance, that is, insurance of other insurance companies. Our primary focus is regional and specialty clients who rely on reinsurance for capital support and/or to reduce their risk. The majority of our clients are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive the insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times.

In our Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business such as professional liability, which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to clients that purchase other reinsurance from us.

We are primarily a lead reinsurer, meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We try to be the primary, if not sole, reinsurer for our clients. On IIS business, Maiden Bermuda is the only reinsurer on these contracts. Our handling of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred clients because we offer a secure product and an emphasis on client service. By maintaining significant relationships with clients, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.

We offer reinsurance on both a quota share basis and excess of loss basis. We believe that our policy of providing our clients security for our reinsurance obligations through collateral trusts gives us a competitive advantage. In the current economic climate, we also believe that reinsurance brokers and insurers, as well as rating agencies, are scrutinizing the credit-worthiness of reinsurers more closely than in the recent past and recognize that our collateral trust product offers a high level of security. We also utilize a partnership concept developed over Maiden Re's thirty year operating history to develop long-term customer relationships. This concept entails the offer to our clients of our expertise in underwriting, claims, actuarial, marketing and accounting, through tailored services which support their businesses and goals.

AmTrust Quota Share Reinsurance

General

AmTrust is our largest client and is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. AmTrust’s principal operating subsidiaries are rated “A” (Excellent) with a stable outlook by A.M. Best, which rating is the third highest of 16 rating levels.

Our Founding Shareholders are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 59% of the outstanding voting shares of AmTrust.

Through our reinsurance agreements with AmTrust, we reinsure specific lines of business within the following AmTrust business segments:

•	Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other property and casualty insurance products;and

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., United Kingdom ("U.K.") and certain other European countries, European Hospital Liability; and

•
Specialty program includes U.S. workers’ compensation, package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies.

Reinsurance Agreement

Under our Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. (“AII”), effective July 1, 2007, we reinsure 40% of AmTrust’s written premium, net of commissions, in the case of AmTrust’s U.K. subsidiary, and net of reinsurance with unaffiliated reinsurers, relating to certain lines of business that existed on the effective date. In addition, we also have the option to reinsure additional programs, in addition to the original lines of business entered into by AmTrust since the effective date of the Reinsurance Agreement. The Company has periodically exercised this option.

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

On March 7, 2013, after receipt of approval from the Company’s and AmTrust’s Audit Committees, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. For the purposes of determining whether the loss ratio falls within the AmTrust Loss Corridor, workers' compensation business written in AmTrust's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

European Hospital Liability Quota Share
On April 1, 2011, as amended on January 1, 2012, the Company entered into the European Hospital Liability Quota Share with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL"), respectively, to cover those entities' medical liability business in Europe, in particular in Italy and France. The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. Effective January 1, 2012, the Company's maximum limit of liability is €10 million, previously €5 million per original claim for any one original policy, and consistent with the original agreement, pays a ceding commission of 5.0% plus a profit share as defined in the agreement. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed.
NGHC Quota Share

General

NGHC is an insurance holding company which, on March 1, 2010, acquired from GMAC Insurance Holdings, Inc. and Motors Insurance Corporation ("Motors") (collectively, “GMAC”), GMAC’s personal lines automobile business. On June 6, 2013, NGHC issued 21,850,000 shares of common stock in a 144A offering, which resulted in AmTrust owning 15.4% of the issued and outstanding shares of NGHC common stock, Michael Karfunkel owns 15.8% of the outstanding shares of NGHC common stock and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel, wife of Michael Karfunkel) owns 41.4% of the outstanding shares of NGHC common stock ("Annuity Trust"). Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

On March 1, 2010, Maiden Bermuda entered into the NGHC Quota Share. Effective on that date, we reinsure 25% of the net premiums of the GMAC automobile business acquired by NGHC. The NGHC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses.

Effective October 1, 2012, the NGHC Quota Share was amended to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company's Audit Committee approved this transaction and any amendment thereto.

On August 1, 2013, we received notice from NGHC of the termination of the NGHC Quota Share, effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

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

Our Enterprise Risk Management (“ERM”) Committee, which consists of members of the Company’s executive management, focuses primarily on identifying correlations among our primary categories of risk, developing metrics to assess our overall risk appetite, establish appropriate risk parameters and tolerances, performing an annual risk assessment and continually reviewing factors that may impact our organizational risk. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business. Our ERM is dynamic, with periodic updates being made to reflect organizational processes, as well as staying current with changes within our industry and the global economic environment.

Our management’s internal ERM efforts are overseen by the Company's Audit Committee. This Committee, comprised solely of independent directors, assesses whether management is addressing risk issues in a timely and appropriate manner. Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.

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

In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or protecting against catastrophic risks. Reinsurance ceded does not legally discharge us from our liabilities to the original policyholder in respect of the risk being reinsured. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7. Long-Term Debt of our Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. As a general rule, we seek to limit our modeled one-in-250 year catastrophe exposure to any one event to not exceed our operating income. At December 31, 2013 and 2012, our one-in-250 year catastrophe exposure to a hurricane or an earthquake event was as follows:

At December 31,	2013	2012	% Change
Catastrophe exposure	($ in Millions)
Hurricane event	$24.5	$53.3	(54.1)%
Earthquake event	25.4	36.1	(29.7)%

In addition to our active catastrophe risk management, these reductions reflect the sale of our E&S business to Brit which took effect on May 1, 2013.

To achieve our catastrophe risk management objectives, we utilize commercially available tools to quantify and monitor the various risks we accept. We have licensed catastrophe modeling software from one of the principal modeling firms, Applied Insurance Research (“AIR”). These software tools use exposure data provided by our insured’s and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to AIR to improve the efficiencies and accuracy of their models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for the most detailed location information available, including data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties, is conservatively modeled. The primary business previously underwritten by Maiden Specialty, and now in run-off, used exposure information by location which was geo-coded. Data output from the software described above is incorporated in our proprietary pricing models. Our proprietary systems include those for modeling risks associated with property catastrophe, property and U.S. workers’ compensation business, various casualty and specialty pricing models, as well as our proprietary portfolio risk management model. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.

Reinsurance Including Retrocessions

We use reinsurance and retrocessional agreements to a limited extent to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to mitigate the effect of major catastrophic events. These agreements provide for reduction of property risk losses, casualty occurrence losses and catastrophe occurrence losses on specific treaties. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and these retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2013, we had approximately $84.0 million of reinsurance recoverable under such agreements, of which $49.8 million or 59.2% relates to reinsurance claims from Superstorm Sandy.

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

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., General Reinsurance Corporation, PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, Platinum Underwriters Holdings, Ltd.,The TOA Reinsurance Company of America, Odyssey Re Holdings Corp., AXIS Capital Holdings Ltd., W.R. Berkley Corporation and Everest Re Group, Ltd.

Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more employees than we do; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allow us to effectively compete for profitable business.

In addition, in recent years, significant increases in the use of risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of both these non-traditional products and sources of capital could reduce the demand for traditional insurance and reinsurance.

A number of new, proposed or potential industry or legislative developments could also further increase competition in our industry. New competition from these developments may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In each of the last three years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. Consistent with our business model, in 2013 our catastrophe losses were within our expected parameters. In 2012 however, we did experience significant losses from Superstorm Sandy, which totaled $31.1 million.

During the year ended December 31, 2013, the reinsurance market has been characterized by significant competition in most lines of business. In addition to continuing product innovations, there also continues to be an influx of new capital from sources not considered traditional investors in the reinsurance industry, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

Industry financial conditions and the continuing flows of new capital have limited the amount of enhanced pricing the industry would normally experience during periods of increased catastrophe losses. More recently, January 1, 2014 reinsurance renewals for the industry appeared to show competitive pricing conditions, particularly in property catastrophe contracts which are more acutely feeling the impact of capital inflows and product innovations. While the business we write as part of our business model is somewhat more insulated from these competitive conditions, we are experiencing some residual pricing pressures as a result of broader industry conditions.

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

Our subsidiaries, Maiden Bermuda, Maiden US and Maiden Specialty, each currently has a financial strength rating of “A-” (Excellent, the fourth highest out of sixteen rating levels) with a stable outlook from A.M. Best, and “BBB+” (Good, the eighth highest out of twenty-two rating levels) with a negative outlook from S&P.

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

Distribution of Our Reinsurance Products

We market our Diversified Reinsurance segment in Bermuda through third party intermediaries and in the U.S. primarily through third-party intermediaries, as well as directly through our own marketing efforts. Our direct marketing activities are generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency. In the years ended December 31, 2013, 2012 and 2011, the sources of gross premiums written by our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2013	2012	2011
Brokers	58.7%	68.8%	66.1%
Direct	41.3%	31.2%	33.9%
Total	100.0%	100.0%	100.0%

In the years ended December 31, 2013, 2012 and 2011, our top three brokers represented approximately 29.2%, 34.1% and 39.4%, respectively, of gross premiums written by our Diversified Reinsurance segment. A further breakdown of the gross premiums written by our Diversified Reinsurance segment by broker for December 31, 2013, 2012 and 2011, respectively, are provided in the table below.

% of Gross Premiums Written for the Year Ended December 31,	2013	2012	2011
Broker
Marsh Inc. (including Guy Carpenter)	12.3%	16.5%	18.1%
Aon Benfield Inc.	11.6%	9.3%	11.9%
Beach & Associates Ltd.	5.3%	8.3%	9.4%
All Other Brokers	29.5%	34.7%	26.7%
Total Broker	58.7%	68.8%	66.1%
Direct	41.3%	31.2%	33.9%
Total Diversified	100.0%	100.0%	100.0%

Reserve for Loss and Loss Adjustment Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the U.S., Sweden and accounting principles generally accepted in the United States ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of loss and loss adjustment expenses which ultimately we are required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us at the date they are recorded.

These amounts include case reserves, additional case reserves (“ACRs”) and provisions for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. ACRs are established for particular circumstances where, on the basis of individual loss reports, we estimate that the particular loss or collection of losses covered by a treaty may be greater than those advised by the cedant. Our claims department evaluates all significant losses reported to us and if appropriate will include a provision for ACRs if we feel the ceding company’s estimate of the claim is not adequate. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and loss expenses and actuarially determined estimates of ultimate loss and loss adjustment expenses.

We use a variety of standard actuarial methods to estimate ultimate expected loss and loss adjustment expenses applying appropriate actuarial judgment in the determination of ultimate losses.

The majority of our business is reserved individually by cedant with the remainder reserved in homogeneous groupings. Ultimate losses across the reserve segments are converted to IBNR reserves by subtracting inception to date paid losses, case reserves and ACRs from those amounts. The accumulation of case and IBNR reserves across the reserve segments results in indicated reserves which are the basis for the carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals for accounts with adjustable features.

Property catastrophe reserves are estimated by event and are revisited monthly. Estimated ultimate catastrophe losses may be based on output from catastrophe models initially and then on ceding company estimates and the reserving methods above.

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

The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. Because the entire related infrastructure of GMAC RE, including the actuarial and claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense has been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by us. A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer as of October 31, 2008 by underwriting year is provided in the table below.

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

These loss reserves are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as of December 31, 2013 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$23.0	$10.0	$33.0
2001	8.9	7.0	15.9
2002	14.2	8.7	22.9
2003	11.0	8.2	19.2
2004	8.6	5.9	14.5
2005	9.5	3.3	12.8
2006	12.7	10.0	22.7
2007	11.7	3.8	15.5
January 1 to October 31, 2008	8.0	0.7	8.7
Total	$107.6	$57.6	$165.2

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

Under the terms of the GMAC Acquisition, we had the right for a transition period of twenty-four months, which expired on October 31, 2010, to have Motors front certain reinsurance business in cases where we do not have the necessary regulatory licenses or approvals. In 2009, Maiden US received all of the necessary regulatory licenses and approvals. Therefore reinsurance premiums underwritten by Maiden Re in the U.S. have been recorded both in Maiden US and pursuant to the terms of the quota share reinsurance agreement between the companies, by Maiden Bermuda. This business is included in the Diversified Reinsurance segment and represents 86.6%, 86.2% and 84.8% of the gross premiums written for this segment for the years ended December 31, 2013, 2012 and 2011, respectively.

In June 2009, A.M. Best downgraded its rating of Motors to "B++", which is an insufficient rating for many of our reinsurance clients. The impact of this downgrade is minimal as most of our clients have their liabilities collateralized in trusts. Nevertheless, for current clients we have offered the opportunity to novate all of their policies with Motors underwritten by Maiden Re. As of December 31, 2013, approximately $151.8 million of liabilities relating to the loss portfolio transfer have been novated to Maiden US.

Loss Portfolio Transfer of the IIS Acquisition Loss Reserves and Novation of Certain Related Reserves and Liabilities

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

The loss reserves retroceded by GMAC IICL to Maiden Bermuda represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC IICL through November 30, 2010. Because the entire related infrastructure of GMAC IICL, including the claims procedures and personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense has been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by us. A breakdown of the case and IBNR reserves assumed under the IIS Reinsurance Agreement as of November 30, 2010, by underwriting year is provided in the table below.

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

These losses are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into our results of operations based upon the cumulative payment of actual claims in relation to the subject losses transferred. A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer as of December 31, 2013 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$15.5	$0.4	$15.9
2001	1.3	—	1.3
2002	0.9	0.1	1.0
2003	2.3	(0.3)	2.0
2004	2.5	(0.4)	2.1
2005	2.1	(0.2)	1.9
2006	4.1	(0.2)	3.9
2007	4.0	(1.6)	2.4
2008	4.3	(0.9)	3.4
2009	2.2	(0.8)	1.4
January 1 to November 30, 2010	3.0	(0.5)	2.5
Total	$42.2	$(4.4)	$37.8

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

The reinsurance premiums related to the IIS business are included in the Diversified Reinsurance segment and represent 14.3%, 13.7% and 13.3% of the net premiums written for this segment for the years ended December 31, 2013, 2012 and 2011, respectively.

Change in Reserves

The following tables (“Analysis of Consolidated Net Loss Reserves Development”) show the development of gross and net reserves for unpaid loss and loss adjustment expenses for our business for calendar years 2011 through 2013. The tables do not present accident or policy year development data. Each table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented. The next section of the table shows the re-estimated amount of the initial reported net reserves for up to six subsequent years, based on experience at the end of each subsequent year. The re-estimated net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A (redundancy) or deficiency arises when the re-estimation of reserves is (lower) or greater than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated.

The lower section of the table shows the portion of the initial year-end net reserves that was paid (claims paid) as of the end of subsequent years. This section of the table provides an indication of the portion of the re-estimated net liability that is settled and is unlikely to develop in the future.

Analysis of Consolidated Net Loss Reserves Development

The following table presents additional information regarding the development of gross loss reserves. The table below is a reconciliation of the beginning and ending liability for unpaid loss and loss adjustment expenses ("LAE") for the years ended December 31, 2013, 2012 and 2011.

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Gross unpaid loss and LAE reserves - January 1	$1,740.3	$1,398.4	$1,226.8
Less: reinsurance recoverable - January 1	110.9	20.3	6.7
Net loss and LAE reserves - January 1	1,629.4	1,378.1	1,220.1
Net incurred losses related to:
Current year	1,351.0	1,239.0	1,028.9
Prior years	(1.4)	23.3	14.2
	1,349.6	1,262.3	1,043.1
Net paid losses related to:
Current year	(517.6)	(485.0)	(456.1)
Prior years	(598.5)	(530.3)	(423.9)
	(1,116.1)	(1,015.3)	(880.0)
Acquired loss and loss expense reserve	—	—	0.4
Effect of foreign exchange movement	10.9	4.3	(5.5)
Net loss and LAE reserves - December 31	1,873.8	1,629.4	1,378.1
Reinsurance recoverable - December 31	84.0	110.9	20.3
Gross unpaid loss and LAE reserves - December 31	$1,957.8	$1,740.3	$1,398.4

The Company amortized gains as a reduction of losses incurred of $13.7 million, $9.1 million and $28.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, the total favorable development relating to the loss portfolio transfers since the closing of the GMAC Acquisition and IIS Acquisition has been $89.4 million. Due to loss sensitive features of certain contracts, favorable (or unfavorable) loss reserve development does not necessarily result in a commensurate amount of additional (or reduced) underwriting income as ceding commission may be adjusted proportionally to the amount of loss development, pursuant to the terms of the individual contracts.

Analysis of Gross and Net Unpaid Losses and Loss Adjustment Expenses and Net Re-estimated Liability

Development of Reserve for Loss and Loss Adjustment Expenses Cumulative Deficiency (Redundancy) Gross Losses

For the Year Ended December 31,	2007	2008(1)	2009	2010(2)	2011	2012	2013
	($ in Millions)
Gross
As Originally Estimated	$38.5	$897.7	$1,002.7	$1,226.8	$1,398.4	$1,740.3	$1,957.8
Liability Re-estimated as of:
One Year later	$36.7	$886.3	$963.1	$1,239.9	$1,424.9	$1,741.2
Two Years later	37.3	869.8	972.1	1,246.3	1,419.1
Three Years later	37.9	852.9	975.9	1,239.4
Four Years later	39.5	842.6	975.1
Five Years later	38.8	838.5
Six Years later	38.7
Cumulative deficiency (redundancy)	$0.2	$(59.2)	$(27.6)	$12.6	$20.7	$0.9
Cumulative claims paid as of:
One Year later	$16.6	$303.2	$266.0	$452.7	$592.8	$672.8
Two Years later	33.7	402.4	457.8	746.1	914.7
Three Years later	34.1	542.2	607.0	940.7
Four Years later	37.6	665.0	703.4
Five Years later	38.0	725.2
Six Years later	41.1
Liability Re-estimated as of:
One Year later	95.4%	98.7%	96.0%	101.1%	101.9%	100.1%
Two Years later	96.8%	96.9%	96.9%	101.6%	101.5%
Three Years later	98.5%	95.0%	97.3%	101.0%
Four Years later	102.5%	93.9%	97.2%
Five Years later	100.9%	93.4%
Six Years later	100.5%
Cumulative deficiency (redundancy) on gross reserve	0.5%	(6.6)%	(2.8)%	1.0%	1.5%	0.1%
Gross Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	33.8%	26.5%	36.9%	42.4%	38.7%
Two Years later	87.6%	44.8%	45.7%	60.8%	65.4%
Three Years later	88.6%	60.4%	60.5%	76.7%
Four Years later	97.7%	74.1%	70.2%
Five Years later	98.8%	80.8%
Six Years later	106.8%

For the Year Ended December 31,	2007	2008(1)	2009	2010(2)	2011	2012	2013
	($ in Millions)
Losses Net of Reinsurance
As Originally Estimated	$38.5	$897.7	$994.3	$1,220.1	$1,378.1	$1,629.4	$1,873.8
Liability Re-estimated as of:
One Year later	$36.7	$886.3	$961.4	$1,234.3	$1,401.4	$1,628.0
Two Years later	37.3	869.8	969.5	1,229.6	1,391.9
Three Years later	37.9	852.9	967.8	1,220.0
Four Years later	39.5	842.6	965.3
Five Years later	38.8	838.5
Six Years later	38.7
Cumulative deficiency (redundancy)	$0.2	$(59.2)	$(29.0)	$(0.1)	$13.8	$(1.4)
Cumulative claims paid as of:
One Year later	$16.6	$303.2	$266.0	$423.9	$530.3	$598.5
Two Years later	33.7	402.4	444.3	682.9	827.1
Three Years later	34.1	542.2	575.1	860.9
Four Years later	37.6	665.0	662.5
Five Years later	38.0	725.2
Six Years later	41.1
Liability Re-estimated as of:
One Year later	95.4%	98.7%	96.7%	101.2%	101.7%	99.9%
Two Years later	96.8%	96.9%	97.5%	100.8%	101.0%
Three Years later	98.5%	95.0%	97.3%	100.0%
Four Years later	102.5%	93.9%	97.1%
Five Years later	100.9%	93.4%
Six Years later	100.5%
Cumulative deficiency (redundancy) on net reserve	0.5%	(6.6)%	(2.9)%	—%	1.0%	(0.1)%
Net Loss and Loss Expense Cumulative Paid as a Percentage of Originally Estimated Liability
One Year later	43.1%	33.8%	26.7%	34.7%	38.5%	36.7%
Two Years later	87.6%	44.8%	44.7%	56.0%	60.0%
Three Years later	88.6%	60.4%	57.8%	70.6%
Four Years later	97.7%	74.1%	66.6%
Five Years later	98.8%	80.8%
Six Years later	106.8%

(1)	Reserve for loss and loss adjustment expenses include the reserves for loss and loss adjustment expenses of $755.6 million, from the GMAC Acquisition, which we acquired in October 2008.

(2)	Reserve for loss and loss adjustment expenses include the reserves for loss and loss adjustment expenses of $98.8 million from the IIS Acquisition, which we acquired in November 2010.

For additional information concerning our reserves, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Adjustment Expenses” for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and loss adjustment expenses.

Our Employees

As of February 21, 2014, we had a total of 182 full-time employees who are located in Bermuda, the U.S., the U.K., Germany, Austria, Russia, Netherlands and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.

Regulatory Matters

General

The reinsurance and regulatory environment, in particular for offshore reinsurance companies, has become subject to increased scrutiny in many jurisdictions, including the U. S. and various states within the U.S. In the past, there have been Congressional and other initiatives in the U.S. regarding increased supervision and regulation of the insurance industry. For example, in response to the tightening of supply in some insurance and reinsurance markets resulting from, among other things, the World Trade Center tragedy, the United States Terrorism Risk Insurance Act of 2002 (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (the “TRIA Extension of 2005”) and the Terrorism Risk Insurance Program Reauthorization Act of 2007 (the “TRIA Extension of 2007”) were enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law establishes a federal assistance program through the end of 2014 to help the commercial property and casualty insurance industry cover claims related to future terrorism related losses and regulates the terms of insurance relating to terrorism coverage. TRIA, the TRIA Extensions of 2005 and 2007 have had little impact on our business because few of our reinsurance clients are purchasing this coverage. Recent US federal budget proposals have contained provisions dealing with both the taxation of premium cessions to foreign affiliates and a recommendation supporting the termination of TRIA. We do not believe that either of these initiatives will have a significant impact on Maiden. We are in compliance with the recommended reinsurance cession limitation in the tax proposal. Given our focus on a diverse portfolio of regional and specialty clients and occurrence limitations contained within specific reinsurance contracts, we believe that exposure to the termination of TRIA would be limited.

Bermuda Insurance Regulation

The Insurance Act 1978 of Bermuda, as amended, and related regulations (together, the “Insurance Act”), which regulates the insurance business of Bermuda registered insurers, provides that no person shall carry on any insurance business in or from within Bermuda unless that person has been registered under the Insurance Act by the Bermuda Monetary Authority (the “BMA”). The BMA is responsible for the day-to-day supervision of insurers and insurance groups in respect of which it is the group supervisor. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time. Maiden Bermuda is regulated as a registered Class 3B insurer under the Insurance Act.

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. The Insurance Act also imposes certain regulatory requirements on insurance groups where the BMA has determined that it should act as group supervisor. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below.
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
Principal Office and Principal Representative. An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.
Approved Loss Reserve Specialist. As a registered Class 3B insurer, Maiden Bermuda is required to appoint an individual approved by the BMA as a person qualified to assess the adequacy of insurance loss reserves as a loss reserve specialist. Maiden Bermuda is required to submit annually an opinion of its approved loss reserve specialist with its statutory financial return in respect of its loss and loss expense provisions.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial statements are distinct from the annual U.S. GAAP financial statements referred to below. Maiden Bermuda is also required to prepare and file with the BMA statutory financial returns with respect to its general business. The statutory financial return for a Class 3B insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, declaration of the statutory ratios, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist, a schedule of reinsurance ceded and a statutory declaration in the matter of the Insurance Code of Conduct (the “Code”) as described below. Maiden Bermuda is also required to file audited U.S. GAAP annual financial statements, which must be available to the public.

In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement (“BSCR”) model (described below), a commercial insurer's solvency self assessment ("CISSA"), a catastrophe risk return and a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

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
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions. Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin (“MSM”). Maiden Bermuda is also required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement ("ECR").

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
Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.
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

Notification of Material Changes. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the "Companies Act"); (ii) the amalgamation or merger with or acquisition of another firm; (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company's actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business. Maiden Bermuda, as the designated insurer, shall be required to notify the BMA within 30 days if any member of the Company effects any material change as defined in clauses (ii) through (vii) above.

Code of Conduct. Maiden Bermuda is subject to the Code which prescribes the duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Every Bermuda insurer is now required to submit as part of its annual statutory return, a statutory declaration confirming that the company is in compliance with the Code. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities below) and will be a factor in calculating the operational risk charge applicable in accordance with that insurer's BSCR model or approved internal model. We believe that we are in compliance with the Code.
Group Supervision. The BMA acts as group supervisor of Maiden Holdings and its subsidiaries (the “Maiden Group”) and has designated Maiden Bermuda to be the designated insurer.

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

Annual Group Financial Statements. Every insurance group is required to prepare and submit, on an annual basis, Group financial statements prepared in accordance with either the international financial reporting standards ("IFRS") or generally accepted accounting principles ("GAAP"), together with group statutory financial statements.The Group GAAP financial statements must be audited annually by the group's approved auditor who is required to prepare an audit report thereon in accordance with generally accepted auditing standards. In addition, every insurance group must prepare group statutory financial statements (which will include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto). The Designated Insurer is required to file with the BMA the group statutory financial statements and the audited Group GAAP financial statements with the BMA within five months from the end of the relevant financial year (unless specifically extended).

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

Group MSM and Group ECR. The Designated Insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.

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

Effective December 31, 2013, the Maiden Group will be required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement (“Group ECR”) which is established by reference to either the Group BSCR model or an approved group internal capital model. The Group ECR will be phased-in over 5 years; for the year ending December 31, 2013, it will be set at 50% of the amount calculated using the Group BSCR model and thereafter it will increase in increments of 10% per year through year-end 2018.

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

Holding Company Regulation
Maiden US and Maiden Specialty are subject to U.S. statutory holding company laws of their respective states of domicile. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system. These laws vary from state to state, but generally require licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department of their domicile.

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

Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. As of December 31, 2013, Maiden US and Maiden Specialty each had adjusted capital in excess of amounts requiring company or regulatory action.

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

NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. As of December 31, 2013, Maiden US and Maiden Specialty did not have an IRIS ratio range warranting any regulatory action.

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

The NAIC's Solvency Modernization Initiative ("SMI") began in 2008 and in 2013 significant SMI milestones were reached, such as the adoption of the Holding Company Act Amendments (effective January 1, 2016) and consideration of the Own Risk and Solvency Assessment Model Act as state accreditation standards. The primary focus of SMI is the review of insurer solvency regulations throughout the U.S. and the development of long-term solvency modernization objectives. Included within the NAIC's scope of review for SMI purposes is the U.S. insurer solvency framework, international developments regarding insurance supervision, banking supervision, and international accounting standards and their potential use in U.S. insurance regulation.While the U.S. insurance solvency regulation is updated on a continuous basis, the SMI will focus on five key solvency areas: capital requirements; international accounting; insurance valuation; reinsurance; and group regulatory issues. The SMI highlights the strengths of the state-based national system of insurance regulations, identifies improvements and continues to affect key components of solvency regulation.

The Non-admitted and Reinsurance Reform Act ("NRRA") allows a ceding insurer's credit for reinsurance to be determined only by the insurance regulator in its domiciliary state providing that state is accredited by the NAIC. Additional protections are provided against extraterritorial application of non-domiciliary state laws. In addition, in 2011, the NAIC adopted revisions to its credit for reinsurance model law and regulation under which the level of required collateral required by U.S. regulators for non-U.S. reinsurers that are certified for reduced collateral would depend upon the reinsurer's security rating and would range from 0% to 100% of gross assumed liabilities. A number of states are in the process of adopting and implementing the new models. Only Florida and New York have approved certified reinsurers for collateral reduction at this time. To the extent that these new state laws lead to a reduction of the collateral requirements for non-U.S. insurers, such changes could be beneficial to Maiden Bermuda by permitting Maiden Bermuda to post less collateral to secure its reinsurance obligations to its U.S. ceding companies. At this time, we are unable to determine whether any additional changes in the U.S. reinsurance regulatory framework will be implemented and what effect any changes would have on our operations or financial condition.

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

Federal
Although the U.S. federal government typically does not directly regulate the business of insurance and reinsurance, federal initiatives often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers. Turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future. The 2014 budget proposed by President Obama included a provision that would change the tax treatment for certain reinsurance premiums paid to affiliated foreign insurance companies. We are unable to predict what laws and regulations will be proposed or adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these developments would have on our operations and financial condition.

Dodd-Frank Wall Street Reform and Consumer Protection Act
The Dodd-Frank became law in July 2010. Dodd-Frank creates a new source of regulation and supervision of the insurance industry at the federal level. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also establishes a new Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, in order to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crises in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. Congress ultimately limited the scope of the FIO and recognized that it should not be a duplicate federal insurance regulator. The office is restricted primarily to monitoring the industry and advising Congress and federal agencies on insurance issues. However, federal regulators will have vast discretion over how this oversight is executed. The FIO December 2013 report “How to Modernize and Improve the System of Insurance Regulation in the United States" openly envisions a greater Federal role in insurance supervision. Of no less importance, FIO is also poised to impact policy through its participation in the reauthorization of the Terrorism Risk Insurance Act.

The Terrorism Risk Insurance Program Reauthorization Act of 2007

The Terrorism Risk Insurance Program Reauthorization Act of 2007 ("TRIA") was signed into law by President George W. Bush on December 26, 2007. This law renewed the prior federal terrorism risk insurance program and unless extended by Congress is set to expire December 31, 2014. The program includes protections for acts of domestic terrorism. The insurer deductible is fixed at 20% of an insurer's direct earned premium, and the federal share of compensation is fixed at 85% of insured losses that exceed insurer deductibles, subject to a $100 billion cap. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available remains fixed at $100 million per year through 2014. Under the TRIA Extension of 2007, the definition of “acts of terrorism” has been expanded to include “domestic terrorism", which could impact insurance coverage and have an adverse effect on our clients, the industry and us. There is also no assurance that TRIA will be extended beyond 2014 on either a temporary or permanent basis and its expiration (or renewal on a substantially modified basis) could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers, like Maiden Specialty.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of Maiden Holdings, Maiden US, Maiden Specialty, Maiden Bermuda and the companies formed and/or acquired in the IIS Acquisition, including Maiden Global, OVS and Maiden LF, is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries of ours are subject to taxation related to operations in Australia, Germany, Russia, Sweden, the U.K. and the U.S. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

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

Germany

Maiden Germany GmbH (“Maiden Germany”), which is a wholly owned subsidiary of Maiden Global, is the majority shareholder of OVS. Maiden Germany is subject to German corporate income tax at a rate of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax at a rate of 14.70% resulting from the registered seat of the company in Russelsheim is paid.

Maiden Germany is not engaged in general commerce and Maiden Germany owns 90% of the shares in OVS. Maiden Germany and OVS implemented a tax unity by entering into a profit and loss pooling agreement with a retroactive effect from January 1, 2011, which results that all profits and losses generated at the level of OVS are attributed to Maiden Germany. The non-affiliated shareholder that holds the remaining 10% stake in OVS receives a fixed annual compensation of €45,000 from Maiden Germany, since all income is attributed to Maiden Germany as a result of the tax unity.

OVS, also with its registered seat in Russelsheim, is subject to the same German corporate income tax at a rate of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax at a rate of 14.70%. OVS is engaged in general commerce as an insurance agency. The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. In general, income from capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. The same applies to income from dividend if the stake in the dividend paying corporation is at least 10% at the beginning of the respective calendar year. However, a lump sum of 5% of the dividend / capital gains is added back to the taxable income, representing non-deductible business expenses. Since there is a tax unity in place between Maiden Germany and OVS, the tax exemption for dividends received by OVS is (due to the tax unity) not granted to OVS, but rather to Maiden Germany, the 90% shareholder. Any income generated by OVS is directly attributable to Maiden Germany under the profit and loss pooling agreement and therefore taxed at the level of Maiden Germany. Thus, no dividend payment by OVS to Maiden Germany is required. However, 20/17 of the amount of the guaranteed dividend to the non-affiliated shareholder is taxed to OVS as its own taxable income.

Maiden Global has obtained a withholding tax exemption certificate from the Federal Central Tax Office such that any dividend from Maiden Germany to Maiden Global is exempt from German withholding tax. There is no German withholding tax on (non-profit related) interest payments to corporate shareholders. Other than Maiden Germany and OVS, we believe that the Company has operated and will continue to operate its business in a manner that will not cause its affiliates to be treated as engaged in a trade or business within Germany. A trade or business in Germany requires a permanent establishment either in the form of a fixed place of business or by having a permanent representative on German ground. A subsidiary may qualify as permanent representative if it carries out business activities of its shareholder or an affiliate in Germany.

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

United Kingdom

Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The full rate of U.K. corporation tax is currently 23%, falling to 21% from April 1, 2014. Non-U.K. resident corporations will only be within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment in the U.K. Non-U.K. resident corporations which are not entitled to treaty relief may be subject to U.K. income tax on U.K. source trading profits at the rate of 20% if they carry on a trade in the U.K. otherwise than through a permanent establishment. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K. Dividends paid by Maiden Global will not be subject to deduction or withholding for or on account of U.K. tax. Interest paid by Maiden Global will be subject to deduction of U.K. income tax at the rate of 20%, subject to the availability of treaty relief or any other applicable exemptions.

United States

Maiden NA and its subsidiaries, including Maiden US and Maiden Specialty (collectively, the Maiden US Companies), transact business in and are subject to taxation in the U.S. Other than the Maiden US Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden US Companies, we do not expect to be required to pay US corporate income taxes (other than withholding and excise taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the U.S., there can be no assurance that the Internal Revenue Service will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

Foreign corporations not engaged in a trade or business in the U.S. are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the U.S. as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.

The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks located in the U.S. The rate of tax applicable to reinsurance premiums paid to Maiden Bermuda is 1% of gross premiums.

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

We believe our underwriting and investment strategies differ from other participants in the property and casualty reinsurance markets, particularly those based in Bermuda. Many publicly traded Bermuda reinsurance companies write property catastrophe reinsurance as a fundamental portion of their underwriting strategy. Additionally, many of these same reinsurers have substantial primary insurance operations in the U.S. and globally. We do not write property catastrophe reinsurance nor do we maintain substantial primary insurance operations. We previously wrote a limited amount of excess property primary business through Maiden Specialty. In 2013, we entered into a transaction which began divesting us of this business commencing on May 1, 2013, which has substantially lowered our exposure to catastrophe events. As a result, you may not be able to compare our business’s performance or prospects to other Bermuda-domiciled publicly traded reinsurers, who often have more property catastrophe business than Maiden.

We have engaged in a series of significant transactions that may affect comparability and make it difficult for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of a series of significant transactions during that time, including (but not limited to) the GMAC Acquisition in 2008, NGHC Quota Share in March 2010 (currently in run-off effective August 1, 2013), IIS Acquisition in November 2010, and more recently, selling the primary insurance business written on a surplus lines basis by Maiden Specialty, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations over a long term basis.

We may not be able to manage our growth effectively.

Since our inception, our business has grown at a compound annual growth rate of 30.5%.We expect our business to grow in the future as we continue our relationships with existing clients while seeking opportunities to reinsure other insurance companies operating in similar niches. We do not have specific targets or time frames for growth. Expansion of our business in the U.S. and internationally could require additional capital, systems development and skilled personnel.

While we believe we have demonstrated our ability to effectively manage growth to date, and believe we have additional measures at our disposal to effectively manage growth, both anticipated and unanticipated, we cannot assure you that we will be able to meet our capital needs, expand our systems effectively, allocate our human resources optimally, identify and hire qualified employees or incorporate effectively the components of any businesses we may acquire. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Additional measures available to us include but are not limited to, additional capital offerings including debt, equity and hybrid-based, the use of retrocessional reinsurance and the application of other reinsurance mechanisms that reduce or limit the amount of exposure we assume. There can be no guarantee, however, that such measures can be implemented on terms and conditions that do not have an adverse effect on our financial condition and results of operations.

Ongoing economic uncertainty could materially and adversely affect our business, our liquidity and financial condition.

Global economies and financial markets have experienced significant weakness and volatility since 2008, although the most extreme of these circumstances have abated since that time. Despite robust financial market performance since 2009, near-term U.S. economic prospects have only very gradually improved, with unemployment continuing at historically elevated levels. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits which have called into question the future of the common currency used across most of Europe. While immediate concerns regarding the prospects of the European common currency has subsided, these issues remain, particularly on a longer-term basis and they may have an indirect and potentially significant impact on the U.S. economy, although these prospects are not clearly defined at this time. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, our prospects and competitor landscape could be materially and adversely affected.

If opportunities for writing reinsurance and insurance through Maiden US do not materialize as we expect, our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew and write new reinsurance and insurance through Maiden US. We cannot assure you, however, that Maiden US will retain its clients or write new business as we expect. However, market conditions have been competitive for an extended period of time and are expected to remain competitive for the foreseeable future, particularly as new market participants with business objectives different from Maiden's influence the competitive environment, both directly and indirectly. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business and the failure to do so may have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition, results of operations and prospects.

Our actual (re)insured losses may be greater than our reserve for loss and loss adjustment expenses, which would negatively impact our financial condition and results of operations.

We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer. After we begin to write reinsurance business and to recognize liabilities for unpaid losses, we will establish loss and LAE reserves as balance sheet liabilities. These reserves will represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of our reserving process, we will review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

•	trends in claim frequency and severity;

•	changes in operations;

•	emerging economic and social trends;

•	inflation; and

•	changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business, including AmTrust and NGHC. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies or by the managing general agents and the receipt and recording of those results by us. Accordingly, establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurately estimate reporting from cedants and agents.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. In 2013, we took additional steps to reduce our exposure to catastrophe losses by selling our excess property primary business written through Maiden Specialty, on May 1, 2013. The policies in effect on April 30, 2013 are still being run-off. At December 31, 2013, our one-in-250 year catastrophe exposure to a hurricane or an earthquake event was approximately $24.5 million and $25.4 million, respectively, compared to $53.3 million and $36.1 million, respectively at December 31, 2012. This represents a 54.1% and 29.7% reduction, respectively from our exposure to these events compared to December 31, 2012.

While we attempt to carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms and large-scale terrorist attacks are inherently unpredictable, and our losses from catastrophes could be substantial. Further, many scientists believe that the earth's atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period, as we did in 2011. Conversely, in 2012, we incurred substantial losses from a single event, Superstorm Sandy which, while consistent with our stated risk tolerance, did result in an operating loss in the fourth quarter of 2012. Of the total $31.1 million incurred losses from Superstorm Sandy, 72.7% of these losses were from the E&S business previously written by Maiden Specialty. This E&S business went into run-off as of April 30, 2013 following the renewal rights sale to Brit.

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

We have exposure to losses resulting from acts of terrorism, acts of war and political instability. U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The TRIA requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act ("TRIEA") extended the federal assistance program through 2007, but it also set a per-event threshold that had to be met before the federal program would become applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Revitalization Act ("TRIPRA") currently extends the federal assistance program through December 31, 2014.

TRIPRA also expanded the definition of Act of Terrorism by removing the distinction between foreign and domestic acts of terrorism. The federal terrorism risk assistance provided by TRIA, TRIEA and TRIPRA will expire at the end of 2014. Any renewal may be on substantially less favorable terms and it is presently uncertain if TRIPRA will be renewed at all.

Pursuant to the quota share agreements with AmTrust and NGHC and the reinsurance agreements that we anticipate that our reinsurance subsidiaries that write in the Diversified Reinsurance segment will enter into with others, our subsidiaries will reinsure a portion of each ceding insurer’s losses resulting from terrorism. With respect to those reinsurance agreements that we have entered into to date, either terrorism coverage is specifically excluded or we do not consider exposure to terrorist acts to be significant. Although we expect that Maiden Bermuda will seek to retrocede some or all of this terrorism risk to unaffiliated reinsurers, it may be unable to do so on terms that it considers favorable, or at all.

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

While we have had limited acquisition activity since our inception, specifically the GMAC Acquisition and the IIS Acquisition, we may periodically evaluate and undertake acquisitions. Acquisitions involve numerous risks, including operational, strategic, and financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions.

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

In recent years, the market has been in a competitive environment in which underwriting capacity has expanded, risk selection became less discrete and price competition increased sharply. During that period, despite the significant financial turmoil that occurred in 2008, market participant's capital levels have continued to improve due to positive earnings and improved values of risk assets over that time. In addition an influx of new market participants with different operating models than traditional reinsurers such as us, have entered the market place. While many of these new market participants specialize in property catastrophe oriented business and do not directly compete with us, they are influencing competitive conditions in the broader reinsurance market.This additional underwriting capacity resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline.

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

Negative developments in the U.S. workers’ compensation insurance industry could adversely affect our financial condition and results of operations.

In 2013, reinsurance of U.S. workers’ compensation insurance was 29.3% of total net premiums written, which is our largest exposure to a particular line of business, and reflects the ongoing growth, of our largest client, AmTrust. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets. Currently, reductions in the number of people employed has affected the underlying payrolls which are generally the basis for insurance premiums charged and subsequently paid to reinsurers for the protection we offer.

In many states, including California, our largest state in terms of U.S. workers’ compensation premium volume, there are active regulatory activities that oversee the level of rates that can be charged by individual insurers. As a result, there is a risk that our clients may not be able to implement needed rate increases to maintain sufficient levels of profitability on business we write.

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

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., General Reinsurance Corporation, PartnerRe Ltd., Hannover Re Group, QBE Insurance Group, Transatlantic Holdings, Inc., Endurance Specialty Holdings, Ltd., Scor Reinsurance Company, Platinum Underwriters Holdings, Ltd.,The TOA Reinsurance Company of America, Odyssey Re Holdings Corp., AXIS Capital Holdings Ltd., W.R. Berkley Corporation and Everest Re Group, Ltd.

Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more employees than we do; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allow us to effectively compete for profitable business.

In addition, in recent year’s significant increases in the use of risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of both these non-traditional products and sources of capital could reduce the demand for traditional insurance and reinsurance.

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

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda, Maiden US and Maiden Specialty have each received a financial strength rating of “A-” (Excellent) with a stable outlook from A.M. Best, which is the fourth highest of sixteen rating levels. These subsidiaries have also received a financial strength rating of "BBB+" (Good) with a negative outlook from S&P, which is the eighth highest of twenty-two rating levels.

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

The ratings of Maiden Bermuda, Maiden US and Maiden Specialty are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or S&P. If A.M. Best were to downgrade Maiden Bermuda’s rating below “A-", AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or S&P were to downgrade Maiden Bermuda, Maiden US or Maiden Specialty, our competitive position would suffer, and our ability to market our products, to obtain clients and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because our insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

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

Investment income is an important component of our net income. We plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. As of December 31, 2013, the fixed income securities of $3.2 billion in our investment portfolio represented 93.4% of our total cash and invested assets, of which $5.1 million or 0.2% were in other investments, primarily investments in limited partnerships. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. Because we intend to classify all of our fixed maturity investments as available-for-sale ("AFS"), we expect changes in the market value of our securities will be reflected in shareholders’ equity.

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

Our investment portfolio consists almost completely of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Because of the unpredictable nature of losses that may arise under reinsurance policies, our liquidity needs could be substantial and may increase at any time. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities included in our investment portfolio (all, excluding three "AAA" rated Commercial Mortgage-Backed Security, are currently U.S. government agency bonds and "AA+" rated). Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

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

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our investment portfolio within a reasonable range of the duration of our loss reserves. As of December 31, 2013 and 2012, the duration of our fixed maturity investments and loss reserves were as follows:

For the Year Ended December 31,	2013	2012
Fixed maturities, available-for-sale	4.6	3.5
Reserve for loss and loss adjustment expenses	4.2	3.6

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of MBS.

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

Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. While we have been successful to date in raising the capital necessary to prudently manage our business, our business has grown rapidly and we may need to raise additional funds to further capitalize Maiden Bermuda, Maiden US and Maiden Specialty, or expand our IIS business. We anticipate that any such additional funds would be raised through equity, debt or hybrid financings. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company, which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a negative outlook by S&P, which is the eighth highest of twenty-two rating levels. Our Senior Note Offerings are all rated "BBB-" by S&P, and the Preference Shares are both rated "BB" by S&P.

To the extent that any of these securities experience a ratings downgrade or if our holding company experiences a downgrade of its Counterparty Credit rating by S&P, this could impact our ability to execute those financings or at reasonable terms. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all. Finally, the possibility that clients or lenders could develop a negative perception of our long or short-term financial prospects if we incur large investment losses or if the level of our business activity decreases due to a market downturn could affect our ability to obtain financing.

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

In connection with the Senior Note Offerings, Maiden NA has issued senior notes in the principal amount of $360.0 million, which is subject to a guarantee by Maiden Holdings. We have also issued $315.0 million in Preference Shares since 2012 which are required to be paid before common shareholders are eligible for dividend payments. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility.

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
The indentures governing our Senior Notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, any future credit facility may require us and/or certain of our subsidiaries to comply with certain covenants, which may include the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or any future credit facility, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under such credit facility prior to maturity. As a result, our business, financial condition and results of operations could be adversely affected. For more details on our indebtedness, see Note 7. Long-Term Debt to our Consolidated Financial Statements.

The Preference Shares are equity and are subordinate to our existing and future indebtedness and other liabilities.

The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy our claims, including in our liquidation. As of December 31, 2013, our total consolidated debt was $486.4 million and our total consolidated liabilities were $3.6 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board).

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

Our international operations are regulated in various jurisdictions with respect to licensing requirements, currency, security deposits, reserves, employees and other matters. International operations may be harmed by political developments in foreign countries, which may be hard to predict in advance. Regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

Through our IIS business, we operate in a variety of global insurance and reinsurance markets that we have limited experience with and results may differ from our expectations, which could adversely affect our results of operations and financial condition.

The business associated with the IIS Acquisition and underwritten by Maiden Bermuda is primarily written in Germany, U.K., Latin America, Australia and other global markets that we have limited experience with. We retained the entire management team and staff to improve the likelihood that the IIS business will achieve its expected results. We expect the transaction to generally perform within its overall stated targets. We have entered into cooperation agreements with the dealer association and manufacturer in our largest market to increase sales penetration through these arrangements. Despite these measures, there can be no guarantee that the IIS business will achieve the targets anticipated, or that the transaction could result in losses that would adversely affect our results of operations and financial condition.

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

As of December 31, 2013, foreign currency denominated assets exceed foreign currency denominated liabilities for each of the individual non-U.S. currencies in which the Company transacts business. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2013, no such hedges or hedging strategies were in force or had been entered into.

If the European common currency, the Euro, were to be devalued, undergo structural changes or in an extreme scenario collapse, in its participating countries or the basis on which they participate, we could be impacted, potentially significantly by the subsequent effects of such a circumstance. Further, we have exposure to the European sovereign debt crisis which could have a negative impact on our financial condition and results of operations.
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
While economic policy measures and commitments have stabilized the currency's volatility, the EU's fiscal outlook remains negative, and permanent solutions to resolve these issues by participating countries and other institutions to stabilize the EU and improve its economic outlook have not been resolved.

While not likely at this time, without satisfactory and timely resolution of these issues, the devaluation, modification or in an extreme scenario collapse of the Euro cannot be ruled out at this time, with further uncertainty as to what forms of currency would take its place. As a result, we could be exposed to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.
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
For the year ended December 31, 2013, 13.4% of our net premiums written and 12.6% of our reserve for loss and loss adjustment expenses is Euro denominated. As of December 31, 2013 our fixed income portfolio contains: (1) $41.6 million of Euro-denominated non-U.S. government bonds, which constitutes 1.3% of the fixed income portfolio; and (2) $207.5 million of Euro-denominated non-U.S. corporate bonds, which constitutes 6.6% of the fixed income portfolio. Of the Euro-denominated non-U.S. government bonds, 51.5% were from Germany and the Netherlands. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.

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

Maiden Bermuda is licensed as a Bermuda insurance company and is subject to regulation and supervision in Bermuda. The applicable Bermuda statutes and regulations generally are designed to protect insureds and ceding insurance companies, not our shareholders. We do not intend Maiden Bermuda to be registered or licensed as an insurance company in any jurisdiction outside Bermuda or to conduct any insurance or reinsurance activities in the U.S. or elsewhere outside of Bermuda. Nevertheless, we expect that a large portion of the gross premiums written by Maiden Bermuda will be derived from (1) the Reinsurance Agreement with AII, and (2) from reinsurance contracts entered into with entities mostly domiciled in the U.S. and Europe. Inquiries into or challenges to the insurance activities of Maiden Bermuda may still be raised by U.S. or European insurance regulators in the future.

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

In the past, there have been Congressional and other proposals in the U.S. regarding increased supervision and regulation of the insurance industry, including proposals to supervise and regulate reinsurers domiciled outside the U.S. Our exposure to potential regulatory initiatives could be heightened by the fact that Maiden Bermuda is intended to be domiciled in, and operate exclusively from, Bermuda. Bermuda is a small jurisdiction and may be disadvantaged when participating in global or cross-border regulatory matters compared with larger jurisdictions such as the U.S. or the leading EU countries. This disadvantage could be amplified by the fact that Bermuda, which is currently an overseas territory of the U.K., may consider changes to its relationship with the U.K. in the future, including potentially seeking independence.

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

In addition to the Directive, the EU is introducing a new regulatory regime for the regulation of the insurance and reinsurance sector known as “Solvency II". Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EC. Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. One aspect of Solvency II (the details of which are currently being developed) concerns the treatment of reinsurance ceded by EC insurers to reinsurers headquartered in a state outside the EC. For example, consideration is being given as to whether reinsurance ceded to a non-EC reinsurer should be treated in the same way as reinsurance ceded to an EC reinsurer, and whether EC decants should require their non-EC reinsurers to provide collateral to cover unearned premium and outstanding claims provisions. The Solvency II directive proposes that EC and non-EC reinsurers shall be treated in the same way provided that the non-EC jurisdiction is found to have a regulatory regime “equivalent” to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EC countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EC may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide collateral for our obligations to EC insurers. This could have a material adverse impact on our ability to conduct our business. The implementation of Solvency II has been delayed until January 1, 2016 although some aspects, including governance guidelines, own-risk assessments and regulatory reporting, will be phased in before the full implementation date.

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

Our success depends largely on our senior management, which includes, among others, Art Raschbaum, our President and Chief Executive Officer, John Marshaleck, our Chief Financial Officer, Karen Schmitt, our President of Maiden US and Maiden Specialty, Patrick J. Haveron, our Executive Vice President and President of Maiden Bermuda, and Lawrence F. Metz, our Senior Vice President, General Counsel and Secretary. We have entered into employment agreements with each of these executive officers, as well as with additional former key employees of GMAC RE and GMAC IIS. These employees were instrumental in developing the book of business with the former GMAC RE and GMAC IIS and have been managing the retention of that business as it has transferred to Maiden US, Maiden Specialty or Maiden Bermuda. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ twelve non-Bermudians in our Bermuda office including our President and Chief Executive Officer, our Chief Financial Officer and Maiden Bermuda's Chief Underwriting Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Previously, work permit terms that were available for request ranged from one, three, five, six or, in certain circumstances for key executives, ten years however, in January 2013, the Bermuda government abolished these term limits. This removed the immigration policy put in place in 2001, which limited the duration of work permits. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Corporate Governance

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries.

We expect that dividends and other permitted distributions from Maiden Bermuda, Maiden Global (and its subsidiaries), Maiden LF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. Bermuda law and regulations, including, but not limited to, Bermuda insurance regulations, will restrict the declaration and payment of dividends and the making of distributions by Maiden Bermuda, unless specific regulatory requirements are met. In addition, Maiden Bermuda might enter into contractual arrangements in the future that could impose restrictions on any such payments. If we cannot receive dividends or other permitted distributions from Maiden Bermuda as a result of such restrictions, we will be unable to pay dividends on our common shares and preference shares as currently contemplated by our board of directors. It is anticipated Maiden Bermuda can pay us dividends of approximately $218.2 million. The inability of Maiden Bermuda to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations.

We are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than our liabilities.

The ability of Maiden US and Maiden Specialty to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings, which may not, in turn, be able to pay dividends to shareholders. As of December 31, 2013, Maiden US could pay dividends to Maiden NA of approximately $0 and Maiden Specialty could pay dividends to Maiden US of $4.9 million without prior regulatory approval. Any dividends paid by Maiden US and Maiden Specialty would reduce their surplus.

Under the Insurance Act, Maiden Bermuda is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Bermuda to maintain a minimum share capital of $120,000. To satisfy these requirements, the statutory capital and surplus of Maiden Bermuda at December 31, 2013 was approximately $1,106.1 million (2012 – $943.4 million) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin, was $255.3 million at December 31, 2013 (2012 – $230.2 million). Maiden Bermuda was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period. In addition, Maiden Bermuda is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the BMA of such payment (and in certain cases prior approval of the BMA). Maiden Bermuda is allowed to pay dividends provided the payment of the dividends does not result in Maiden Bermuda failing to comply with the ECR as calculated by the BSCR. Maiden Bermuda is currently completing its 2013 BSCR and as of December 31, 2013, it is anticipated Maiden Bermuda can pay dividends or distributions not exceeding $218.2 million.

Maiden Bermuda is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a TCL for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Bermuda is currently completing its 2013 BSCR and believes that it will meet the ECR as of December 31, 2013.

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. As of February 21, 2014, our Founding Shareholders beneficially control approximately 28.4% of our outstanding common shares. Although they do not have any voting agreements or arrangements, our Founding Shareholders exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.11 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.11 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints. Payment of dividends to common shareholders is also predicated on the payment of dividends to holders of Preference Shares before any such common dividend can be paid. If required dividend payments on the Preference Shares are not made, dividends to common shareholders may not be made until such time that Preference Share dividend payments resume.

Dividends on the Series A Preference Shares are non-cumulative.

Dividends on the Series A Preference Shares are non-cumulative and payable only out of lawfully available funds of Maiden Holdings under Bermuda law. Consequently, if our Board of Directors (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A Preference Shares, holders of the Series A Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its Board of Directors (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A Preference Shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preference shares and/or our common shares.

Dividends on the Preference Shares - Series B are cumulative.

Dividends on the Preference Shares - Series B are cumulative and payable only out of lawfully available funds of Maiden Holdings under Bermuda law. We will pay cumulative dividends on each of the Preference Shares - Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share - Series B or $0.90625 per quarter except on the initial payment date which was $0.745139). Dividends will accrue and accumulate from the date of issuance and, to the extent that we have lawfully available funds to pay dividends and the Board of Directors declares a dividend payable, it will pay dividends quarterly each year commencing on December 15, 2013, up to, and including, September 15, 2016 in cash and on September 15, 2016 or any earlier conversion date in cash, common shares, or a combination thereof, at our election and subject to the share cap, which is an amount per share equal to the product of (i) 2 and (ii) the maximum conversion rate of 4.0322, subject to conversion rate adjustments.No dividend will be declared or paid upon, or any sum set apart for the payment of dividends upon, any outstanding share of the mandatory convertible preference shares with respect to any dividend period unless all dividends for all preceding dividend periods have been declared and paid or declared and a sufficient sum has been set apart for the payment of such dividends, upon all outstanding mandatory convertible preference shares.

The conversion rate will be adjusted from time to time if we issue common shares as a dividend, increases the cash dividend from $0.09 per share or in some other cases as described under "Description of the Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013. During the fourth quarter of 2013, the Board of Directors authorized an increase in common share dividend from $0.09 to $0.11 per share, thus resulting to a conversion rate adjustment effective January 2, 2014, which is the record date for such dividend. Using the adjusted conversion rate, the Company would issue approximately 19,840 more common shares upon conversion of the Preference Shares - Series B.

Our revenues and results of operations may fluctuate as a result of factors beyond our control, which may cause the price of our shares to be volatile.

The revenues and results of operations of reinsurance companies historically have been subject to significant fluctuations and uncertainties. Our profitability can be affected significantly by:

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment that affect returns on invested assets;

•	changes in the frequency or severity of claims;

•	volatile and unpredictable developments, including man-made, weather-related and other natural catastrophes or terrorist attacks;

•	price competition;

•	inadequate loss and LAE reserves;

•	cyclical nature of the property and casualty insurance market;

•	negative developments in the specialty property and casualty reinsurance sectors in which we operate; and

•	reduction in the business activities of AmTrust or any of our ceding insurers.

If our revenues and results of operations fluctuate as a result of one or more of these factors, the price of our shares may be volatile.

Future sales of shares may adversely affect their price.

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of February 21, 2014, 72,633,561 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of February 21, 2014, the total options outstanding was 2,439,413. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

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

In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as “controlled shares” (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the “IRS Code”)) of any U.S. Person (as that term is defined in the risk factors under the section captioned “Taxation” within this Item on page 48 (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, any of our subsidiaries or any direct or indirect shareholder or its affiliates. “Controlled shares” include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the IRS Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

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

In addition, AII and are entitled to terminate their quota share agreements if we undergo a change in control. Because we expect the business we reinsure from AmTrust to constitute a substantial portion of our business, this termination right may deter parties who are interested in acquiring us, may prevent shareholders from receiving a premium over the market price of our common shares and may depress the price of our common shares below levels that might otherwise prevail.

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

Mergers and Similar Arrangements. The amalgamation or merger of a Bermuda company with another company or corporation (other than certain affiliated companies) requires the amalgamation agreement to be approved by the company’s board of directors and by its shareholders. Under our bye-laws, we may, with the approval of a majority of votes cast at a general meeting of our shareholders at which a quorum is present, amalgamate or merge with another Bermuda company or with a body incorporated outside Bermuda. In the case of an amalgamation or merger, a shareholder may apply to a Bermuda court for a proper valuation of such shareholder’s shares if such shareholder is not satisfied that fair value has been paid for such shares. Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive cash in the amount of the fair value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the transaction.

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

We have been previously advised by Conyers Dill & Pearman Limited, our Bermuda counsel, that there is doubt as to whether the courts of Bermuda would enforce judgments of U.S. courts obtained in actions against us or our directors and officers, as well as the experts named in this Report, predicated upon the civil liability provisions of the U.S. federal securities laws or original actions brought in Bermuda against us or these persons predicated solely upon U.S. federal securities laws. Further, we have been advised by Conyers Dill & Pearman Limited that there is no treaty in effect between the U.S. and Bermuda providing for the enforcement of judgments of U.S. courts, and there are grounds upon which Bermuda courts may not enforce judgments of U.S. courts. Some remedies available under the laws of U.S. jurisdictions, including some remedies available under the U.S. federal securities laws, may not be allowed in Bermuda courts as contrary to that jurisdiction’s public policy. Because judgments of U.S. courts are not automatically enforceable in Bermuda, it may be difficult for you to recover against us based upon such judgments.

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

Relationship with AmTrust and NGHC

We are dependent on AmTrust and its subsidiaries for a substantial portion of our business.

AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of certain lines of business that existed on the effective date. In 2011, we provided additional quota share reinsurance through the European Hospital Liability Quota Share which is a separate one-year 40% quota share agreement with AEL and AIUL. The European Hospital Liability Quota Share covers those entities medical liability business in Europe, all of which is in Italy and France at the present time.

We are still dependent, however, on AmTrust and its subsidiaries for a substantial portion of our business and underwriting income. Our Reinsurance Agreement with AII has been renewed for an additional three years (until July 1, 2016), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below “A-”). The Reinsurance

Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Reinsurance Agreement would significantly reduce our revenues and could have a material adverse effect on us.

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

We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which Maiden Bermuda entered into the quota share agreement. The asset management agreement with an AmTrust subsidiary, the reinsurance brokerage agreement with an AmTrust subsidiary, the warrants previously issued to our Founding Shareholders (which were exchanged for restricted common shares in September 2010) and the expired provisional employment agreement with our former Chief Executive Officer, Max G. Caviet, were negotiated while we were an affiliate of AmTrust. These circumstances could increase the likelihood that the IRS would claim that the agreements between us and AmTrust were not executed on an arm’s-length basis and any such assertion, if not disproved by us, could result in adverse tax consequences to us.

Because (i) our Founding Shareholders collectively own or control approximately 59% of the outstanding shares of AmTrust’s common stock, (ii) our Founding Shareholders sponsored our formation, and (iii) our Founding Shareholders’ common shares represent approximately 28.4% of our outstanding common shares; we therefore may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.

Our non-executive Chairman of the Board currently holds the positions of President, Chief Executive Officer and director of AmTrust, and our former Chief Executive Officer and director is currently employed by AmTrust as an executive officer. These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Barry D. Zyskind, our non-executive Chairman of the Board, is the President, Chief Executive Officer and director of AmTrust and, as such, he does not serve our Company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. In addition, Max G. Caviet, our former Chief Executive Officer and director, is currently employed by AmTrust as an executive officer. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and AmTrust diverge. As AmTrust is currently our largest customer, after being our only significant customer until November 2008, and is also expected to remain our largest customer for at least the next several years, AmTrust could have the ability to significantly influence such situations. However, the Audit Committee of our Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions, except those related to compensation, which our independent Compensation Committee reviews.

One of our Founding Shareholders owns the majority of the common stock of NGHC, and AmTrust has an investment in NGHC. This may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

In November 2009, we announced an agreement in principal with NGHC regarding a multi-year 25% quota share agreement expected to generate over $200 million in annual revenue. The contract commenced on March 1, 2010 after final regulatory approval and the closing of NGHC’s acquisition of GMACI’s U.S. consumer property and casualty insurance business, as well as a small amount of commercial auto business.

On June 6, 2013, NGHC issued 21,850,000 shares of common stock in a 144A offering, which resulted in AmTrust owning 15.4% of the issued and outstanding shares of NGHC common stock, Michael Karfunkel owning 15.8% of the outstanding shares of NGHC common stock and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel, wife of Michael Karfunkel) owning 41.4% of the outstanding shares of NGHC common stock ("Annuity Trust"). Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

Conflicts of interest could arise with respect to business opportunities that could be advantageous to NGHC or its subsidiaries, on the one hand, and disadvantageous to us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and NGHC diverge.The Audit Committee of the Company’s Board of Directors, which consists entirely of independent directors, reviews and approves all related party transactions, except those related to compensation, which our independent Compensation Committee reviews.

On August 1, 2013, we received notice from NGHC of the termination of the NGHC Quota Share, effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

Our funds have been loaned to AII to be placed in trusts for the benefit of AmTrust’s insurance companies or will be placed in trusts for the benefit of other ceding companies.

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

If collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required, although Maiden Bermuda does not expect that such collateral will be required unless an AmTrust insurance company subsidiary is domiciled in the U.S. Maiden Bermuda currently is satisfying its collateral requirements under the Master Agreement by lending funds (which may include cash or investments) on an unsecured basis to AII pursuant to a loan agreement. As of December 31, 2013, $168.0 million was on loan to AII.

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

We will not be able to control AmTrust’s decisions relating to its other reinsurance, and AmTrust may change its reinsurance in ways that could adversely affect us.

The reinsurance ceded by AmTrust is net of any reinsurance that AmTrust obtains from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums, net of commissions, in the case of AmTrust’s U.K. subsidiary and net of reinsurance with unaffiliated reinsurers, relating to certain lines of business that existed on the effective date and will be liable for 40% of losses and loss adjustment expenses on these certain lines of ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust purchases from unaffiliated reinsurers. If AmTrust chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust would reduce the premium revenue ceded to us. The purchase of such additional reinsurance would however, in general inure to our benefit.

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

The financial results of our operations may be affected by measures taken in response to the OECD BEPS project.

On July 19, 2013, the Organisation for Economic Co-operation and Development published its Action Plan on Base Erosion and Profit Shifting (the "BEPS Action Plan"), in an attempt to coordinate multilateral action on international tax rules. The recommended actions include an examination of the definition of a "permanent establishment" and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. Any changes in Australian, German, Russian, Swedish, U.K.or U.S. tax law in response to the BEPS Action Plan could adversely affect the Company's liability to tax.

Our operations may be affected by the introduction of a EU financial transaction tax ("FTT").

On February 14, 2013, the EU Commission published a proposal for a Directive for a common FTT in those EU Member States which choose to participate (''the FTT Zone") and the proposal was included in the Commission's work programme for 2014 published on October 22, 2013.

The proposed FTT has broad scope and would apply to financial transactions where at least one party to the transaction is established in the FTT Zone and either that party or another party is a financial institution established in the F1T Zone."Financial institution" covers a wide range of entities, including insurance and reinsurance undertakings."Financial transaction" includes the sale and purchase of a financial instrument, a transfer of risk associated with a financial instrument and the conclusion or modification of a derivative. The proposed minimum rate of tax is 0.1% of the consideration, or 0.0 I% of the notional amount in relation to a derivative.A financial institution may be deemed to be "established" in the FTT Zone even if it has no business presence there, if the underlying financial instrument is issued in the FTT Zone.

The FTT proposal remains subject to negotiation between the participating EU Member States and is currently the subject of legal challenge. It may therefore be altered prior to any implementation, the timing of which remains unclear. The introduction of FTT in this or similar form could have an adverse affect on the Company's economic performance.

We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the U.S. through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries and NGHC’s insurance subsidiaries; (iii) Maiden Bermuda has entered into a brokerage services agreement with IGI Intermediaries, Inc. (“IGI Inc.”) (an AmTrust subsidiary that provides brokerage services in the U.S.); (iv) our non-executive Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust, and (c) one of our directors is related to a significant shareholder of AmTrust; (v) one of our Founding Shareholders, Michael Karfunkel, controls NGHC; (vi) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, and (vii) the activities conducted outside the U.S. related to Maiden Bermuda’s start-up were limited, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

Potential Additional Application of the Federal Insurance Excise Tax.

The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the “FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the U.S. or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the U.S. which are located within the U.S. (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear, and the District Court for the District of Columbia recently held that the FET does not apply to retro-cession contracts. Maiden Bermuda has not determined if the FET should be applicable with respect to risks ceded to it by, or by it to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to Maiden Bermuda by a non-U.S. insurance company, or by Maiden Bermuda to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to Maiden Bermuda with respect to such risks.

Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.

If you are a “10% U.S. Shareholder” of a non-U.S. corporation (defined as a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively (as defined below)) at least 10% of the total combined voting power of all classes of shares entitled to vote) that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income", even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (that is, “constructively”)) more than 50% of the total combined voting power of all classes of voting shares of that non-U.S. corporation or the total value of all stock of that corporation.

For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company in which more than 25% of the total combined voting power of all classes of shares (or more than 25% of the total value of the shares) is owned (directly, indirectly through non-U.S. entities or constructively) by 10% U.S. shareholders on any day during the taxable year of such corporation (subject to an exception not applicable here).

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

If U.S. persons are treated as owning 25% or more of Maiden Bermuda’s shares (by vote or by value) (as is expected to be the case) and the related person insurance income ("RPII") of Maiden Bermuda (determined on a gross basis) were to equal or exceed 20% of Maiden Bermuda’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Bermuda (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Bermuda. As of December 31, 2013, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2013 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

U.S. tax exempt organizations that own our shares may recognize unrelated business taxable income.

U.S. tax-exempt entities will generally be required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income. Although we do not believe that any U.S. tax exempt entities should be allocated such insurance income, we cannot be certain that this will be the case because of factual and legal uncertainties. U.S. tax-exempt investors are advised to consult their own tax advisors.

The Quota Share Agreements between Maiden Bermuda and AmTrust and NGHC, respectively, may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

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

In the past, legislation has been introduced in the U.S. Congress (but not enacted) intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse effect on us, or our shareholders. For example, President Obama’s budget proposal would reduce or eliminate the tax deduction for reinsurance premiums paid by a U.S. insurer or reinsurer to non-U.S. affiliate and legislative proposals. Another legislative proposal would treat foreign corporations as U.S. corporations for tax purposes if management and control occur primarily in the U.S. Any such change in U.S. tax law could have a material adverse effect on the Company.

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

A company which is resident in the U.K. for U.K. corporation tax purposes is subject to U.K. corporation tax in respect of its worldwide income and gains. While Maiden Global is a U.K. company, neither Maiden Holdings nor Maiden Bermuda are incorporated in the U.K. Nevertheless, Maiden Holdings or Maiden Bermuda would be treated as being resident in the U.K. for U.K. corporation tax purposes if its central management and control were exercised in the U.K. The concept of central management and control is indicative of the highest level of control of a company’s affairs, which is wholly a question of fact. The directors and officers of both Maiden Holdings and Maiden Bermuda intend to manage their affairs so that both companies are resident in Bermuda, and not resident in the U.K., for U.K. tax purposes. However, HM Revenue & Customs could challenge our tax residence status.

A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 23%, falling to 21% from April 1, 2014 if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.

The directors and officers of Maiden Bermuda intend to operate the business of Maiden Bermuda in such a manner that it does not carry on a trade in the U.K. through a permanent establishment in the U.K. Nevertheless, HM Revenue & Customs might contend successfully that Maiden Bermuda is trading in the U.K. through a permanent establishment in the U.K. because there is considerable uncertainty as to the activities which constitute carrying on a trade in the U.K. through a permanent establishment in the U.K.

The U.K. has no income tax treaty with Bermuda. Companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident are liable to income tax in the U.K., at the basic rate of 20%, on the profits of a trade carried on in the U.K., where that trade is not carried on through a permanent establishment in the U.K. The directors and officers of Maiden Bermuda intend to operate the business in such a manner that Maiden Bermuda will not fall within the charge to income tax in the U.K. (other than by way of deduction or withholding) in this respect.

If either Maiden Holdings or Maiden Bermuda were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, the results of our operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Bermuda (our corporate headquarters), the U.S., the U.K., Germany, Austria and Russia for the operation of our business. We also lease a property for employee use in Bermuda. Our office leases have remaining terms ranging approximately from 1 month to 4 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our office space lease in Hamilton, Bermuda for Maiden Holdings and Maiden Bermuda expires on November 30, 2017 with an option to renew for another five years. We have an office space lease in Mount Laurel, New Jersey expiring on April 30, 2015, for use by Maiden Re and Maiden US. We have also executed a lease in Beaconsfield, Buckinghamshire, U.K. commencing on September 30, 2010, for Maiden Global; the initial term of this agreement expires on September 30, 2020, with an option to cancel after five years. We also have one office space lease in each of Germany, Austria and Russia, respectively, with various expiry dates.

Item 3. Legal Proceedings.

We may become involved in various claims and legal proceedings that arise in the normal course of our business, which are not likely to have a material adverse effect on our financial position, results of operations or liquidity.

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the TRUPS Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden

Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. A hearing is presently scheduled to begin in May 2014. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

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

	High	Low
2012
First quarter	$9.73	$8.25
Second quarter	$8.79	$7.84
Third quarter	$9.52	$8.16
Fourth quarter	$9.21	$8.10
2013
First quarter	$10.80	$9.33
Second quarter	$11.31	$9.90
Third quarter	$13.46	$11.22
Fourth quarter	$12.90	$10.36

At February 21, 2014, the last reported sale price of our common share was $11.10 per share and there were 32 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2013 and 2012, we declared regular quarterly dividends totaling $0.38 and $0.33 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization whereby in August 2012, the Board of Directors approved the repurchase of up to $75 million common shares. During the years ended December 31, 2013 and 2012, there were no common shares repurchased by the Company.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the U.S. See Item 1 "Business — Regulatory Matters", Item 7 "Management’s Discussion and Analysis of Financial Condition", and "Results of Operations, Liquidity and Capital Resources — Restrictions, Collateral and Specific Requirements", and Note 17. Subsequent Events of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Performance Graph

The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for S&P 500 Composite Stock Price Index (“S&P 500”), and NASDAQ Insurance Index for the five year period beginning December 31, 2008 and ending on December 31, 2013, assuming $100 was invested on December 31, 2008.

The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

200
180
160
140
120
100
80
60
40
20
0
12/31/2008
12/31/2009
12/31/2010
12/30/2011
12/31/2012
12/31/2013
MHLD
NASDAQ Insurance
S&P 500

Item 6. Selected Financial Data.

The following tables set forth our summary historical statement of income data and summary balance sheet data as of and for the years ended December 31, 2013, 2012 and 2011. Statement of income data and balance sheet data are derived from our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Annual Report on Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 “Financial Statements and Supplementary Data”.

For the Year Ended December 31,	2013	2012	2011
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$2,204.2	$2,001.0	$1,812.6
Net premiums written	$2,096.3	$1,901.3	$1,723.5
Net premiums earned	$2,000.9	$1,803.8	$1,552.4
Other insurance revenue	14.2	12.9	12.6
Net investment income	91.4	81.2	74.9
Net realized and unrealized gains on investments	3.6	1.9	0.5
Total revenues	2,110.1	1,899.8	1,640.4
Net loss and loss adjustment expenses	1,349.6	1,262.3	1,043.1
Commissions and other acquisition expenses	556.6	492.1	438.8
General and administrative expenses	58.7	53.8	53.9
Interest and amortization expenses	39.5	36.4	34.1
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	20.3
Junior subordinated debt repurchase expense	—	—	15.1
Amortization of intangible assets	3.8	4.4	5.0
Foreign exchange and other gains	(2.8)	(1.6)	(0.3)
Income tax expense	1.9	2.2	1.9
Income attributable to noncontrolling interests	0.1	0.1	—
Total expenses	2,007.4	1,849.7	1,611.9
Dividends on preference shares	(14.8)	(3.6)	—
Net income attributable to Maiden common shareholders	$87.9	$46.5	$28.5
Per Common Share Data:
Earnings per common share(1):
Basic	$1.21	$0.64	$0.40
Diluted	$1.18	$0.64	$0.39
Weighted average number of common shares outstanding:
Basic	72,510,361	72,263,022	72,155,503
Diluted	76,417,839	73,105,531	72,903,688
Dividends declared per common share	$0.38	$0.33	$0.30

For the Year Ended December 31,	2013	2012	2011
Selected Consolidated Ratios:
Loss and loss adjustment expense ratio(2)	67.0%	69.5%	66.6%
Commission and other acquisition expense ratio(3)	27.6%	27.1%	28.0%
General and administrative expense ratio(4)	2.9%	2.9%	3.5%
Expense ratio(5)	30.5%	30.0%	31.5%
Combined ratio(6)	97.5%	99.5%	98.1%

December 31,	2013	2012	2011
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$139.8	$81.5	$188.1
Restricted cash and cash equivalents	77.4	132.3	114.9
Investments at fair market value	3,167.2	2,621.6	2,022.9
Reinsurance balances receivable, net	560.1	522.6	423.4
Loan to related party	168.0	168.0	168.0
Deferred commission and other acquisition expenses	304.9	270.7	248.4
Total assets	4,713.4	4,138.2	3,395.1
Reserve for loss and loss adjustment expenses	1,957.8	1,740.3	1,398.4
Unearned premiums	1,034.8	936.5	832.0
Senior notes	360.0	207.5	107.5
Junior subordinated debt (7)	126.4	126.3	126.3
Total Maiden shareholders’ equity	1,123.8	1,015.2	768.6

Book Value:
Book value per common share(8)	$11.14	$11.96	$10.64
Accumulated dividends per common share	1.76	1.38	1.05
Book value per common share plus accumulated dividends	$12.90	$13.34	$11.69
Change in book value per common share plus accumulated dividends	(3.3)%	14.1%	4.8%

Diluted book value per common share(9)	$10.92	$11.95	$10.48

(1)	Please refer to Note 12. Earnings per Common Share of the Notes to Consolidated Financial Statements for the calculation of basic and diluted earnings per common share.

(2)	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by adding together the commission and other acquisition expense ratio and the general and administrative expense ratio.

(6)	Calculated by adding together the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(7)
On January 15, 2014, we redeemed all of the outstanding 14% Junior Subordinated Debt with a face value of $152.5 million using the net proceeds from the issuance of the 2013 Senior Notes and available cash on hand.

(8)
Book value per common share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding as of the end of the period, giving no effect to dilutive securities.

(9)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded as they are anti-dilutive as of December 31, 2013.

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe risk profile intact. These transactions have increased our gross premiums written to in excess of $2.2 billion in 2013 while significantly enhancing our capital position to approximately $1.6 billion as of December 31, 2013, in each case, strongly positioning our capital to extend our business platform both in the U.S. and internationally.

The following are the significant strategic transactions that have increased our gross premiums written:

•	Entering into the AmTrust Quota Share in 2007 and the European Hospital Liability Quota Share with AmTrust Europe Limited and AmTrust International Underwriters Limited in 2011, respectively;

•	Completion of the GMAC Acquisition in 2008;

•	Entering into the NGHC Quota Share in 2010. Effective August 1, 2013, however, this agreement was mutually terminated and is presently in run-off basis;

•	Completion of the IIS Acquisition in November 2010;

•
Reducing our net exposure to natural hazard events by selling the primary insurance business written on a surplus lines basis by Maiden Specialty, a wholly owned subsidiary of Maiden US, to Brit Insurance in May 2013. Maiden Specialty provided non-catastrophe inland marine and property coverages. As of December 31, 2013, a limited number of policies in-force as of April 30, 2013 remain in run-off;

The following are the transactions that have strengthened our capital position:

•	Completing the TRUPS Offering in January 2009. The net proceeds of this transaction were used as working capital for Maiden US and Maiden Specialty following acquisition in 2008;

•	Completing a public offering of the 2011 Senior Notes and repurchasing a like amount of our outstanding Junior Subordinated Debt in July 2011;

•	Completing a public offering of the 2012 Senior Notes in March 2012. The net proceeds were used for working capital and general corporate purposes;

•
Completing a public offering of the Preference Shares - Series A in August 2012. The Company received net proceeds of $145.0 million from the offering. The net proceeds from the offering were used for continued support and development of our reinsurance business and for other general corporate purposes;

•
Completing a public offering of the Preference Shares - Series B in October 2013. We received net proceeds of $159.7 million from the offering, after deducting issuance costs. The net proceeds from the offering were used for general corporate purposes, primarily to support the continuing growth of our reinsurance operations; and

•
Completing a public debt offering of the 2013 Senior Notes in November 2013. The net proceeds of $147.4 million and existing cash were used to repurchase all of the remaining portion of the Company's outstanding Junior Subordinated Debt on January 15, 2014.

These significant transactions along with other unusual or non-recurring events should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the U.S. and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

We provide reinsurance through our wholly owned subsidiaries, Maiden US and Maiden Bermuda and have operations in the U.S. and Bermuda. Maiden Specialty, a wholly owned subsidiary of Maiden US, previously provided primary insurance on a surplus lines basis focusing on non-catastrophe inland marine and property coverages. On April 22, 2013, we entered into a transaction which began divesting us of this business commencing on May 1, 2013. Please see "Recent Developments - Divestiture of Maiden's E&S Property Business" on page 59. Maiden Bermuda does not underwrite any direct insurance business. Maiden LF is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global business development efforts.

We currently operate our business through three segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and NGHC Quota Share, which is in run-off (please see "Recent Developments - NGHC Quota Share" for additional information on this segment).

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the year ended December 31, 2013, the reinsurance market has been characterized by significant competition in most lines of business. There continues to be an influx of new capital from sources not considered traditional investors in the reinsurance industry, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

Natural and man-made catastrophes occur each year that affect reinsurance industry results. In recent years the insurance and reinsurance industry has experienced an extensive series of significant natural and man-made catastrophes, both globally and in the U.S., that negatively impacted overall industry performance. During 2013, industry experience from catastrophe losses was generally improved from levels in prior years, resulting in strongly positive industry financial results.

Despite the elevated levels of global and U.S. catastrophe losses affecting the industry during the last several years, industry financial conditions, taken as a whole, have continued to improve through a combination of positive non-catastrophe underwriting results, enhanced balance sheets resulting from positive fixed income market performance which have resulted in meaningful unrealized gains in those underlying assets and readily available capital sources for industry participants, including the aforementioned inflow of capital from non-traditional market participants. As a result, capital positions across the insurance and reinsurance industry appear to remain strong through December 31, 2013.

However, the property and casualty industry invests significant portions of its premiums and retained underwriting profits in fixed income maturities and relies significantly on investment income to generate acceptable levels of net income. In recent years, yields on these securities have declined sharply and have been at historically low levels as U.S. and global policy makers have provided record levels of liquidity to their respective economies. As 2013 ended, the U.S. Federal Reserve indicated that it had begun to reduce its liquidity measures, and would monitor the pace of those reductions depending on economic conditions and other key indicators. While the likely continued existence of these investment conditions, particularly on shorter duration assets, should continue to impact the results of the property and casualty industry generally, investment income may begin to respond to these changing circumstances if longer-term rates begin to rise, possibly reducing the pressure on insurance and reinsurance companies' underwriting results.

Although broad industry conditions brought about by these events remain supportive of improved pricing in primary insurance markets in the near term and numerous primary insurance market participants have reported a favorable pricing environment, recent indications suggest those conditions may be abating. Moreover, reinsurance industry financial conditions and the continuing influx of new capital have limited the amount of enhanced pricing the industry would normally experience during periods of increased catastrophe losses. More recently, January 1, 2014 reinsurance renewals for the industry appeared to show competitive pricing conditions, particularly in property catastrophe contracts which are more acutely feeling the impact of capital inflows and product innovations.

While the business we write as part of our business model is somewhat more insulated from these competitive conditions, we are experiencing some residual pricing pressures as a result of broader industry conditions. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Recent Developments

Redemption of Junior Subordinated Debt

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden NA, repurchased all of the outstanding $152.5 million 14% Junior Subordinated Debt, which has substantially lowered our cost of capital. The Company primarily utilized the proceeds of the issuance of the 2013 Senior Notes, as well as cash on hand, to redeem the Junior Subordinated Debt. As a result of the redemption, in the first quarter of 2014, the Company will incur an additional non-recurring non-cash charge of $26.1 million, which represents the accelerated amortization of original issue discount associated with the Junior Subordinated Debt.

Issuance of 2013 Senior Notes

On November 25, 2013, the Company, through Maiden NA, issued $152.5 million principal amount of 7.75% 2013 Senior Notes due on December 1, 2043, which are fully and unconditionally guaranteed by the Company. The 2013 Senior Notes are redeemable for cash, in whole or in part, on or after December 1, 2018 at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2013 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt. The effective interest rate of the 2013 Senior Notes, based on the net proceeds received, was 8.02%. The net proceeds from the sale of the 2013 Senior Notes were $147.4 million after deducting issuance costs of $5.1 million.

Maiden NA has listed the 2013 Senior Notes on the New York Stock Exchange and trading commenced on November 27, 2013 under the symbol "MHNC".

Issuance of Preference Shares - Series B
In October 2013, we issued three million three hundred thousand shares of 7.25% Preference Shares - Series B, par value $0.01, at a price of $50 per preference share. The Company received net proceeds of $159.7 million from the offering after deducting issuance costs of $5.3 million. Each share, which is not redeemable, will be paid cumulative dividends at a rate of 7.25% per annum on the initial liquidation preference of $50 per share.
The Preference Shares - Series B have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series B have not been declared and paid for the equivalent of six or more dividend periods. The Preference Shares - Series B have been listed on the NASDAQ and trading commenced on October 1, 2013 under the symbol "MHLDO".
NGHC Quota Share

On August 1, 2013, we received notice from NGHC of the termination of the NGHC Quota Share, effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire.

Divestiture of Maiden's E&S Property Business

On April 22, 2013, we entered into a transaction with Brit whereby effective May 1, 2013, the Company and Brit's subsidiary, Brit Global Specialty, entered into a temporary 100% quota share reinsurance of E&S business written by Maiden. Brit subsequently assumed the renewal rights of our E&S business through BGSU, who is now writing the renewals of the assumed business into Brit Syndicates 2987. Employees of Maiden Specialty were transitioned to BGSU effective May 1, 2013. We also entered into supporting transition services and agency agreements with BGSU as part of this transaction. The existing in force E&S business written by the Company as of April 30, 2013 is presently being run-off. For the years ended December 31, 2013, 2012 and 2011, the E&S net premiums written by the Company totaled $(1.6) million, $19.6 million and $21.5 million, respectively, which represented 0.1%, 1.0% and 1.2% of our consolidated net premiums written for each respective year.

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

In 2012, we incurred significant losses as a result of Superstorm Sandy which struck the Northeast U.S. on October 29, 2012. Maiden's exposure to this event emanated predominantly from the Company's excess property insurance business written by Maiden Specialty (we have now entered into a transaction to divest the Company of this business, as discussed above), and to a lesser extent from the U.S. assumed treaty reinsurance business written by Maiden US and the NGHC Quota Share. As of December 31, 2013, our current estimate of ultimate losses for Superstorm Sandy remains at $31.1 million and is unchanged from December 31, 2012.

There have been no other significant catastrophe losses in 2011, 2012 and 2013 above the Company's expected parameters which are incorporated into the pricing of our Maiden US accounts.

Issuance of Preference Shares - Series A

On August 22, 2012, we issued six million shares of 8.25% Preference Shares - Series A, par value $0.01 per share, at $25 per share. The Company received net proceeds of $145.0 million from the offering, after deducting expenses and underwriting discounts of $5.0 million. The Preference Shares - Series A have no stated maturity date and are redeemable in whole or in part at the option of the Company any time on or after August 29, 2017 at a redemption price of $25 per share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

The holders of the Preference Shares - Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. The Preference Shares - Series A have been listed on the New York Stock Exchange and trading commenced on August 31, 2012 under the symbol "MHPRA".

Issuance of 2012 Senior Notes

On March 27, 2012, the Company, through Maiden NA, issued $100.0 million principal amount of 8.00% 2012 Senior Notes due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date. Maiden NA has listed the 2012 Senior Notes on the New York Stock Exchange and trading commenced on March 29, 2012 under the symbol "MHNB". The net proceeds from the 2012 Senior Notes of $96.6 million have been used for working capital and general corporate purposes.

2013 Financial Highlights

For the Year Ended December 31,	2013	2012	% Change
Consolidated Results of Operations	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$87.9	$46.5	89.0%
Operating earnings(1)	87.5	48.5	80.3%
Basic earnings per common share:
Net income	$1.21	$0.64	89.1%
Operating earnings(1)	$1.21	$0.67	80.6%
Diluted earnings per common share:
Net income	$1.18	$0.64	84.4%
Operating earnings(1)	$1.18	$0.66	78.8%
Dividends per common share	$0.38	$0.33	15.2%
Dividends per preference shares - Series A	$2.06	$0.61	237.7%
Dividends per preference shares - Series B	$0.75	$—	NM
Annualized operating return on average common shareholders' equity(1)	10.5%	5.9%	78.0%
Gross premiums written	$2,204.2	$2,001.0	10.2%
Net premiums earned	2,000.9	1,803.8	10.9%
Underwriting income	63.9	18.7	242.5%
Net investment income	91.4	81.2	12.5%

At December 31,	2013	2012	% Change
Consolidated Financial Condition	($ in Millions except per share data)
Total investments	$3,167.2	$2,621.6	20.8%
Total assets	4,713.4	4,138.2	13.9%
Reserve for loss and loss adjustment expenses	1,957.8	1,740.3	12.5%
Total debt	486.4	333.8	45.7%
Total Maiden common shareholders' equity	808.8	865.2	(6.5)%
Total Maiden shareholders' equity	1,123.8	1,015.2	10.7%
Total capital resources(2)	1,610.2	1,349.1	19.4%
Book value per common share(3)	$11.14	$11.96	(6.9)%
Diluted book value per common share(4)	$10.92	$11.95	(8.6)%
Ratio of debt to total capital resources(5)	30.2%	24.7%	22.3%

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

(4)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded as they are anti-dilutive as of December 31, 2013.

(5)
Ratio of debt to total capital resources is a non-GAAP financial measures. Adjusting for the January 15, 2014 repurchase of the Junior Subordinated debt, which had a carrying value of $126.4 million as of December 31, 2013 (and a face value of $152.5 million), on a pro-forma basis, the Company's ratio of debt to capital resources would have been 24.7% as of December 31, 2013, assuming the repurchase could have occurred during the year ended December 31, 2013 without incurring the redemption penalty. See “ Non-GAAP Financial Measures ” for additional information.

Non-GAAP Financial Measures

In presenting the Company’s results, management has included and discussed certain non-GAAP financial measures. Management believes that these non-GAAP measures, which may be defined differently by other companies, better explain the Company’s results in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. However these measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. These non-GAAP measures are:

Operating Earnings and Operating Earnings per Common Share: In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for U.S. GAAP net income. Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations. For the year ended December 31, 2013, we exclude the interest incurred on the 2013 Senior Notes given the one time nature of the additional funding cost. For the year ended December 31, 2012, there are no such non- recurring items.

For the year ended December 31, 2011, we exclude the Junior Subordinated Debt repurchase expense and the accelerated amortization of Junior Subordinated Debt discount and issuance costs.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$87.9	$46.5	$28.5
Add (subtract):
Net realized and unrealized gains on investment	(3.6)	(1.9)	(0.5)
Foreign exchange and other gains	(2.8)	(1.6)	(0.3)
Amortization of intangible assets	3.8	4.4	5.0
Interest expense incurred related to 7.75% senior notes prior to actual redemption of the junior subordinated debt	1.2	—	—
Junior subordinated debt repurchase expense	—	—	15.1
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	20.3
Non-recurring general and administrative expenses relating to IIS Acquisition	—	—	0.2
Non-cash deferred tax expense	1.0	1.1	1.3
Operating earnings attributable to Maiden common shareholders	$87.5	$48.5	$69.6
Operating earnings per common share:
Basic operating earnings per common share	$1.21	$0.67	$0.97
Diluted operating earnings per common share	$1.18	$0.66	$0.96

Operating Return on Average Common Equity ("Operating ROACE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set, as a target, a long-term average of 15% Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business. Operating ROACE for the years ended December 31, 2013, 2012 and 2011 is computed as follows:

As of and For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Operating earnings available to common shareholders	$87.5	$48.5	$69.6
Opening common shareholders’ equity	$865.2	$768.6	$750.2
Ending common shareholders’ equity	$808.8	$865.2	$768.6
Average common shareholders’ equity	$837.0	$816.9	$759.4
Operating return on common equity	10.5%	5.9%	9.2%

Operating earnings in 2012 were reduced by $31.1 million due to losses incurred from Superstorm Sandy, net of applicable reinsurance and the Company's provision for normalized catastrophe activity. Excluding the effects of Superstorm Sandy, operating earnings attributable to common shareholders increased $7.9 million, or 9.9%, to $87.5 million for the year ended December 31, 2013, respectively, compared to 2012, mainly due to improved underwriting and investment income, partially offset by increases in interest expense, along with the payment of dividends on the Preference Shares.

Book Value per Common Share: Management uses growth in book value per common share as a prime measure of the value the Company is generating for its common shareholders, as management believes that growth in the Company’s book value per common share ultimately results in growth in the Company’s common share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. The 6.9% decrease in book value per common share for the year ended December 31, 2013 was principally the result of a decline of

$108.9 million in accumulated other comprehensive income. The decline resulted primarily from a decrease in the fair value of fixed income securities accounted for on an available-for-sale ("AFS") basis, the result of rising interest rates during 2013 (see "Liquidity and Capital Resources - Investments" on page 94 for further information).

Diluted Book Value per Common Share: Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded as they are anti-dilutive as of December 31, 2013.

Book value and diluted book value per common share as of December 31, 2013, 2012 and 2011 is computed as follows:

December 31,	2013	2012	2011
	($ in Millions except share and per share data)
Ending common shareholders’ equity	$808.8	$865.2	$768.6
Proceeds from assumed conversion of dilutive options	19.1	14.9	14.7
Numerator for diluted book value per common share calculation	$827.9	$880.1	$783.3

Common shares outstanding	72,633,561	72,343,947	72,221,428
Shares issued from assumed conversion of dilutive options and restricted share units	3,176,433	1,324,202	2,543,376
Denominator for diluted book value per common share calculation	75,809,994	73,668,149	74,764,804

Book value per common share	$11.14	$11.96	$10.64
Diluted book value per common share	$10.92	$11.95	$10.48

Ratio of Debt to Total Capital Resources: Management uses the Ratio of Debt to Total Capital Resources to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of December 31, 2013 and December 31, 2012 is computed as follows:

December 31,	2013	2012
	($ in Millions)
Senior notes	$360.0	$207.5
Junior subordinated debt	126.4	126.3
Maiden shareholders’ equity	1,123.8	1,015.2
Total capital resources	$1,610.2	$1,349.0
Ratio of debt to total capital resources	30.2%	24.7%

The ratio of debt to total capital resources is a non-GAAP financial measure. Adjusting for the January 15, 2014 repurchase of the Junior Subordinated debt, which had a carrying value of $126.4 million as of December 31, 2013 (and a face value of $152.5 million), on a pro-forma basis, the Company's ratio of debt to capital resources would have been 24.7% as of December 31, 2013, assuming the repurchase could have occurred during the year ended December 31, 2013 without incurring the redemption penalty.

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

The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, held as AFS, and other investments held in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 944, “Financial Services” (“ASC 944”). In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments are generally excluded from earnings. These unrealized gains and losses are included on the Company's Consolidated Balance Sheet in accumulated other comprehensive income as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired, such losses are included in earnings as a realized loss.

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

General and administrative expenses include personnel expenses (including share based compensation expense), rent expense, professional fees, information technology costs and other general operating expenses.

Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with the Company’s Notes to Consolidated Financial Statements, including Note 2. Significant Accounting Policies, for a full understanding of the Company’s accounting policies.

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

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves in the Diversified Reinsurance segment that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. However, the Company does use actuarial methods in the AmTrust Quota Share Reinsurance and NGHC Quota Share segments that are dependent on claim counts reported, claim counts settled or claim counts open. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves in the Diversified Reinsurance segment.

The reserve for loss and loss adjustment expenses as of December 31, 2013 and 2012 comprised of:

December 31,	2013	2012
	($ in Millions)
Reserve for reported loss and loss adjustment expenses	$1,087.4	$1,029.6
Reserve for losses incurred but not reported	870.4	710.7
Reserve for loss and loss adjustment expenses	$1,957.8	$1,740.3

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

In the Diversified Reinsurance segment, as of December 31, 2013, 90.3% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition (which includes new business written subsequent to that transaction). The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. In general for the Diversified Reinsurance segment we utilize the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the RLD Method.

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

Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses

The most significant assumptions used as of December 31, 2013 to estimate the reserve for loss and loss adjustment expenses within the Company’s segments are as follows:

•	the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

•
the loss and exposure information provided by ceding companies, insureds and brokers in support of their submissions can be used to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;

•	historic loss development and trend experience is assumed to be indicative of future loss development and trends; and

•	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur.

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

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and loss adjustment expenses do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. As of December 31, 2013, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss adjustment expense reserve estimates. As of December 31, 2013, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

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

In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience. As of December 31, 2013, 90.3% of the loss reserves in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition. The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 25 years of loss experience associated with it. We believe the possible variance of our expected loss ratio for all applicable loss years for the Diversified Reinsurance segment was approximately one percentage point as of December 31, 2013. If our final loss ratio for the Diversified Reinsurance segment were to vary by approximately one percentage point from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $36.2 million.

The Company has underwritten the AmTrust Quota Share Reinsurance segment since July 1, 2007. This segment consists of business written under the Reinsurance Agreement since that time, and commencing April 1, 2011, the business associated with the European Hospital Liability Quota Share. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative inexperience of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment compared to the Diversified Reinsurance segment. We believe a possible variance of our expected loss ratio for all applicable loss years for the AmTrust Quota Share segment was approximately three and a half percentage points as of December 31, 2013. If our final loss ratio for the AmTrust Quota Share segment were to vary by three point one percentage points from the expected loss ratios in aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $110.0 million.

The Company has underwritten the NGHC Quota Share segment since March 1, 2010. On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire. NGHC's executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 15 years of loss experience associated with it. In addition, our management has experience with this book of business when part of our business and NGHC were owned by GMAC. As a result, we believe the possible variance of our expected loss ratio for all applicable loss years for the NGHC Quota Share segment was approximately one percentage point as of December 31, 2013. If our final loss ratio for the NGHC Quota Share segment were to vary by approximately one point two percentage points from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable would increase or decrease by approximately $10.6 million.

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

Under proportional treaties, which represented 83.1% of gross premiums written for the year December 31, 2013, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 16.9% of gross premiums written for the year December 31, 2013, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to upward adjustment depending on the premium volume written by the cedant.

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

Commission and other acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract commission and other acquisition expenses, including assumed commissions and other direct operating expenses are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency at segment level is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses and anticipated investment income exceeds unearned premium.

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

The Company typically utilizes the fair values received from the Pricing Service. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. Depending on the level of observable inputs, the Company will then determine if the estimate is Level 2 or Level 3 hierarchy. Approximately 99.5% and 98.3%, respectively, of the Company’s fixed maturity investments are categorized as Level 2 within the fair value hierarchy as of December 31, 2013 and 2012. At December 31, 2013 and 2012, we have not adjusted any pricing provided by the Pricing Services.

The Company will challenge any prices for its investments which are not considered to represent fair value. If a fair value is challenged, the Company will typically obtain a non-binding quote from a broker-dealer; multiple quotations are not typically sought. As of December 31, 2013 and 2012, 4.7% and 0.3%, respectively, of its fixed maturities are valued using the market approach. At those dates, a total of five securities and one security, respectively, or approximately $150.3 million and $26.1 million, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service. For each of these securities, the Pricing Service was not able to value these newly-issued U.S. agency bonds due to the lack of information available as of December 31, 2013 and 2012. Each of these securities were valued subsequently in January 2014 and 2013, respectively, by the Pricing Service. At December 31, 2013 and 2012, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

To validate prices, the Company compares the fair value estimates to its knowledge of the current market and will investigate prices that it considers not to be representative of fair value. In addition, our process to validate the market prices obtained from the Pricing Service includes, but is not limited to, periodic evaluation of model pricing methodologies and analytical reviews of certain prices. We also periodically perform testing, as appropriate, of the market to determine trading activity, or lack of trading activity, as well as evaluating the variability of market prices. Securities sold during the quarter are also “back-tested” (i.e., the sales prices are compared to the previous month end reported market price to determine the reasonableness of the reported market price). There were no material differences between the prices from the Pricing Service and the prices obtained from our validation procedures as of December 31, 2013 and 2012.

At December 31, 2013 and 2012, the Company has no fixed income investments that are guaranteed by third parties. We do not have any direct exposure to third party guarantors as of December 31, 2013 and 2012.

U.S. government and U.S. agencies - mortgage-backed — Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.

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

Other mortgage-backed securities — Other mortgage-backed bonds consist of three commercial mortgage-backed securities ("CMBS"). These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

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

Municipal bonds - auction rate — Comprised of auction rate securities issued by U.S. state and municipality entities or agencies. Municipal auction rate securities are reported in the Consolidated Balance Sheets at fair value which approximates their cost. As the significant inputs used to price the auction rate securities are observable market inputs, auction rate securities are classified within Level 2.

Municipal bonds - other — Comprised of bonds issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipal bonds are classified within Level 2.

Other investments — The fair values of the investments in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy. The fair value of the investment in preference shares of a start-up insurance producer was determined using recent private market transactions, and as such, the fair value is included in the Level 3 fair value hierarchy.

Reinsurance balance receivable —  The carrying values reported in the accompanying balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party — The carrying value reported in the accompanying balance sheets for this financial instrument approximates its fair value.

Senior notes — The amount reported in the accompanying balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy. At December 31, 2013, the fair value of the 2011 Senior Notes was $101.5 million, the 2012 Senior Notes was $89.8 million and the fair value of the 2013 Senior Notes was $126.2 million

Junior subordinated debt — The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy. At December 31, 2013, the fair value of the debt was $152.5 million.

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e. recoverable) impairment.

There were no other-than-temporary impaired securities during the years ended December 31, 2013, 2012 and 2011.

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

ASC Topic 805, Business Combinations requires that the Company make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets as of December 31, 2013 of $90.6 million.

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s share price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2013.

Results of Operations

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated.

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Gross premiums written	$2,204.2	$2,001.0	$1,812.6
Net premiums written	$2,096.3	$1,901.3	$1,723.5
Net premiums earned	$2,000.9	$1,803.8	$1,552.4
Other insurance revenue	14.2	12.9	12.6
Net loss and loss adjustment expenses	(1,349.6)	(1,262.3)	(1,043.1)
Commission and other acquisition expenses	(556.6)	(492.1)	(438.8)
General and administrative expenses	(45.0)	(43.6)	(40.3)
Total underwriting income	63.9	18.7	42.8
Other general and administrative expenses	(13.7)	(10.2)	(13.6)
Net investment income	91.4	81.2	74.9
Net realized and unrealized gains on investments	3.6	1.9	0.5
Junior subordinated debt repurchase expense	—	—	(15.1)
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	(20.3)
Amortization of intangible assets	(3.8)	(4.4)	(5.0)
Foreign exchange and other gains	2.8	1.6	0.3
Interest and amortization expenses	(39.5)	(36.4)	(34.1)
Income tax expense	(1.9)	(2.2)	(1.9)
Income attributable to noncontrolling interests	(0.1)	(0.1)	—
Dividends on preference shares	(14.8)	(3.6)	—
Net income attributable to Maiden common shareholders	$87.9	$46.5	$28.5

Ratios
Net loss and loss adjustment expense ratio*	67.0%	69.5%	66.6%
Commission and other acquisition expense ratio**	27.6%	27.1%	28.0%
General and administrative expense ratio***	2.9%	2.9%	3.5%
Expense ratio****	30.5%	30.0%	31.5%
Combined ratio*****	97.5%	99.5%	98.1%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Comparison of Years Ended December 31, 2013 and 2012

Net income attributable to Maiden common shareholders for the year ended December 31, 2013 was $87.9 million compared to $46.5 million for the same period in 2012. The net income for the year ended December 31, 2012 was reduced by $31.1 million due to the underwriting impact of Superstorm Sandy, which is net of applicable reinsurance and the Company's provision for normalized catastrophe activity. Excluding the catastrophe losses in 2012, net income for the year ended December 31, 2013 increased by $10.3 million, or 13.3%, compared to the same period in 2012. The higher net income during 2013 was primarily due to improvements in our underwriting and investment income, offset by higher interest expense and dividends on the Preference Shares.

The improvement in underwriting income in both periods reflects the continuing premium growth of the Company along with stable combined ratios. Despite marginally lower overall portfolio yields, the improvement in investment income reflects the 16.1% increase in average invested assets for the year ended December 31, 2013, respectively, compared to the same period in 2012.

Comparison of Years Ended December 31, 2012 and 2011

Net income attributable to Maiden common shareholders for the year ended December 31, 2012 was $46.5 million compared to $28.5 million for the same period in 2011.

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

Excluding the catastrophe losses in both 2012 and 2011, and the 2011 non-recurring charges, net income in 2012 increased to $77.6 million from $73.4 million in 2011, primarily as a result of improved investment income and investment and foreign exchange gains, which were partially offset by higher interest expenses and dividends on the Preference Shares.

We evaluate our business by operating segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share segments (please refer to "Recent Developments - NGHC Quota Share" on page 59 for additional information on this segment).

Net Premiums Written

Comparison of Years Ended December 31, 2013 and 2012

Net premiums written increased by $195.0 million, or 10.3%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in net premiums written was primarily the result of strong growth in business written in the AmTrust Quota Share Reinsurance segment offset primarily by reductions in our business written in the NGHC Quota Share segment in 2013. The table below compares net premiums written by segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$761.8	36.3%	$765.3	40.3%	$(3.5)	(0.5)%
AmTrust Quota Share Reinsurance	1,169.9	55.8%	840.3	44.2%	329.6	39.2%
NGHC Quota Share	164.6	7.9%	295.7	15.5%	(131.1)	(44.3)%
Total	$2,096.3	100.0%	$1,901.3	100.0%	$195.0	10.3%

The increases in the net premiums written in the AmTrust Quota Share Reinsurance segment for the year ended December 31, 2013 compared to the same period in 2012 reflects AmTrust's continuing expansion and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in its U.S. workers' compensation business.

The business underwritten by Maiden US experienced an increase in premiums written for the year ended December 31, 2013 of $13.5 million, or 2.1%, compared to the same period in 2012 while net premiums written in Maiden Specialty decreased $17.8 million, or 109.1%, primarily due to the divestiture of our E&S business to Brit effective May 1, 2013. The increase in the Maiden US business was primarily due to the addition of new accounts combined with organic growth from certain existing Maiden US accounts. This was partially offset by: 1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in the second half of 2012; and 2) the decision by certain Maiden US clients to retain more business in 2013.

The decrease in the net premiums written in the NGHC Quota Share segment for the year ended December 31, 2013 compared to the same period in 2012, was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share. The Company and NGHC agreed that the termination is on a run-off basis, meaning Maiden Bermuda will receive 25% of the net premiums and assume 25% of the related net losses with respect to the policies in force as of August 1, 2013 through the expiration of the policies.

Comparison of Years Ended December 31, 2012 and 2011

Net premiums written increased by $177.8 million, or 10.3%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The table below compares net premiums written by segment for the years ended December 31, 2012 and 2011.

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$765.3	40.3%	$798.0	46.3%	$(32.7)	(4.1)%
AmTrust Quota Share Reinsurance	840.3	44.2%	669.3	38.8%	171.0	25.6%
NGHC Quota Share	295.7	15.5%	256.2	14.9%	39.5	15.4%
Total	$1,901.3	100.0%	$1,723.5	100.0%	$177.8	10.3%

The increase in net premiums written was primarily the result of the following:

•
Growth on recurring business in the AmTrust Quota Share Reinsurance segment - The results for the year ended December 31, 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $216.9 million, or 34.8%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. This increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels.

•
Growth in the NGHC Quota Share segment - For the year ended December 31, 2012, net premiums written increased by 39.5 million or 15.4% compared to the year ended December 31, 2011, as NGHC continues to expand its business.

These increases were offset by reductions in business written in the Diversified Reinsurance segment, primarily by Maiden US, which experienced a decrease in premiums written for the year ended December 31, 2012 of $17.3 million, or 2.6%, compared to December 31, 2011. In addition to writing fewer new accounts in 2012, Maiden US added a number of large proportional contracts in the second half of 2011 which had sizable in-force and unearned premiums assumed, which did not recur in 2012. Finally, several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria were non-renewed, contributing to the decrease.

Maiden Bermuda and IIS also decreased their written premium by $15.4 million, or 12.0%, during the year ended December 31, 2012 compared to December 31, 2011, largely due to non-renewals of certain accounts which were partially offset by new account activity.

Net Premiums Earned

Comparison of Years Ended December 31, 2013 and 2012

Net premiums earned increased by $197.1 million, or 10.9%, for the year ended December 31, 2013 compared to the same period in 2012.

The table below compares net premiums earned by segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$762.1	38.1%	$795.3	44.1%	$(33.2)	(4.2)%
AmTrust Quota Share Reinsurance	988.9	49.4%	727.8	40.3%	261.1	35.9%
NGHC Quota Share	249.9	12.5%	280.7	15.6%	(30.8)	(11.0)%
Total	$2,000.9	100.0%	$1,803.8	100.0%	$197.1	10.9%

The increases in the net premiums earned in the AmTrust Quota Share Reinsurance segment, for the year ended December 31, 2013 compared to 2012 reflects the continued combination of AmTrust's continuing expansion and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in its U.S. workers' compensation business.

Within the Diversified Reinsurance segment, the business underwritten by Maiden US business experienced a decrease in premiums earned for the year ended December 31, 2013 of $21.9 million, or 3.3%, compared to the same period in 2012 primarily due to:1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in 2012; and 2) the decision by certain Maiden US clients to retain more business in 2012. In addition, net premiums earned in Maiden Specialty decreased $7.7 million, or 49.5%, primarily due to the divestiture of our E&S business to Brit effective May 1, 2013. The net premiums earned associated with our International line remained stable during the year ended December 31, 2013 compared to 2012.

The NGHC Quota Share segment's net premiums earned decreased by $30.8 million, or 11.0%, for the year ended December 31, 2013 compared to the same period in 2012. The decrease was a result of the termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013.

Comparison of Years Ended December 31, 2012 and 2011

Net premiums earned increased by $251.4 million, or 16.2%, for the year ended December 31, 2012 compared to the year ended December 31, 2011. The table below compares net premiums earned by segment for the years ended December 31, 2012 and 2011.

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$795.3	44.1%	$748.4	48.3%	$46.9	6.3%
AmTrust Quota Share Reinsurance	727.8	40.3%	558.2	35.9%	169.6	30.4%
NGHC Quota Share	280.7	15.6%	245.8	15.8%	34.9	14.2%
Total	$1,803.8	100.0%	$1,552.4	100.0%	$251.4	16.2%

The increase in net premiums earned was primarily the result of the following:

•
Growth in Maiden US business in the Diversified Reinsurance segment in 2011- Continued underwriting discipline and strong organic premium written growth in 2011, particularly the second half of that year, resulted in increased earned premiums by Maiden US of $73.8 million, or 12.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. This growth in earned premium was partially offset by slower premium written growth in 2012 in Maiden US as noted. Additionally, reduced writings by Maiden Bermuda and the Company's international operations in 2011, as certain accounts reduced in size or were non-renewed, affected earned premium in 2012.

•
Growth in the AmTrust Quota Share Reinsurance segment - The commencement of the European Hospital Liability Quota Share on April 1, 2011 increased premiums earned by $49.4 million, or 72.6%, for the year ended December 31, 2012 compared to the year ended December 31, 2011, while the business assumed under the Reinsurance Agreement increased $120.2 million, or 24.5%, for the year ended December 31, 2012 compared to the year ended December 31, 2011.

•
Growth in the NGHC Quota Share segment - For the year ended December 31, 2012, net premiums earned increased by $34.9 million, or 14.2%, compared to the year ended December 31, 2011, as NGHC continued to expand its business.

Other Insurance Revenue

Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, increased $1.3 million, or 10.4%, for the year ended December 31, 2013 compared to 2012. Revenue from our German auto business represented 64.3% of the total other insurance revenue for the year ended December 31, 2013 compared to 71.9% in 2012. Other insurance revenue from the German auto business decreased by $0.1 million, or 1.3%, for the year ended December 31, 2013, compared to 2012. Other insurance revenue earned by our remaining operations increased $1.5 million, or 40.4%, for the year ended December 31, 2013 compared to 2012 primarily from the U.S. and Russia.

Other insurance revenue increased 2.0% for the year ended December 31, 2012 compared to the year ended December 31, 2011.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Comparison of Years Ended December 31, 2013 and 2012

Net Investment Income - Net investment income increased by $10.2 million, or 12.5%, for the year ended December 31, 2013 compared to the same period in 2012. The following table details the Company's average invested assets and average book yield for the year ended December 31, 2013 compared to the same period in 2012:

For the Year Ended December 31,	2013	2012
	($ in Millions)
Average invested assets(1)	$3,210.2	$2,764.6
Average book yield(2)	2.8%	2.9%

(1)The average of the Company's investments, cash and cash equivalents, restricted cash, loan to a related party, due to broker and funds withheld balance as of each quarter during the year.
(2) Ratio of net investment income over average invested assets, at fair value.

Despite marginally lower overall portfolio yields, the increase in net investment income for the year ended December 31, 2013 compared to the same period in 2012 is the result of the 16.1% growth in average invested assets for the year ended December 31, 2013 compared to the same period in 2012. The growth in average invested assets during the period is the result of: 1) our continued profitable growth; 2) strong positive cash flow from operations during the period reported; and 3) the proceeds from the issuance of the 2013 Senior Notes and the Preference Shares - Series B offerings.

Despite the increase in invested assets, the effects of the historically low interest rates continue to limit the growth in investment income for the year ended December 31, 2013 compared to the same period in 2012. In addition, to mitigate the effects of ongoing volatility in interest rate levels experienced during 2013, the Company maintained elevated levels of cash and cash equivalents at various periods during 2013, which also contributed to lower overall portfolio yields during the period. Finally, despite higher interest rates, the Company did modestly shift its allocation of fixed maturity investments to a slightly increased weighting in Agency MBS securities compared to Corporate Bonds, which limited the increase in portfolio yield as well.

Net Realized Gains on Investment - Net realized gains on investment were $3.6 million for the year ended December 31, 2013, compared to $1.9 million for the same period in 2012. See "Liquidity and Capital Resources - Investments" on page 94 for further information.

Comparison of Years Ended December 31, 2012 and 2011

Net Investment Income - Net investment income increased by $6.3 million, or 8.4%, for the year ended December 31, 2012 compared to the same period in 2011. The following table details the Company's average invested assets and average book yield for the year ended December 31, 2012 compared to the same period in 2011.

For the Year Ended December 31,	2012	2011
	($ in Millions)
Average invested assets(1)	$2,764.6	$2,360.0
Average book yield(2)	2.9%	3.2%

(1)The average of the Company's investments, cash and cash equivalents, restricted cash, loan to a related party, due to broker and funds withheld balance as of each quarter during the year.

(2) Ratio of net investment income over average invested assets, at fair value.

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

As a result, despite the increase in average invested assets, the historically low interest rate environment has continued to limit the growth of investment income in the year ended December 31, 2012 compared to 2011. Growth in net investment income in 2012 was additionally impacted negatively by increases in prepayments in excess of initially expected levels of the Company's U.S. agency bond portfolio, resulting in increased levels of amortization of bond premiums by $5.1 million in 2012 compared to 2011.

Net Realized and Unrealized Gains on Investments - Net realized gains on investments were $1.9 million for the year ended December 31, 2012 compared to net realized and unrealized gains of $0.5 million for the year ended December 31, 2011, see "Liquidity and Capital Resources - Investments" on page 94 for further information.

Net Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2013 and 2012

Net loss and loss adjustment expenses increased by $87.3 million, or 6.9%, for the year ended December 31, 2013 compared to 2012. The net loss and loss adjustment expense ratios were 67.0%and 69.5% for the years ended December 31, 2013 and 2012, respectively. As noted, catastrophic losses increased the Company’s loss ratios in 2012, particularly the Diversified Reinsurance segment, the result of Superstorm Sandy in 2012. These events increased the net loss and loss adjustment expense ratios by 1.7% in 2012.

Excluding losses from catastrophic events, net loss and loss adjustment expense ratios were 67.0% and 67.8% for the years ended December 31, 2013 and 2012, respectively. The decrease in the net loss and loss adjustment expense ratio for the year ended December 31, 2013 compared to the same period in 2012 arises in both the AmTrust Quota Share Reinsurance segment and the Diversified Reinsurance segment, in both Maiden Bermuda and Maiden US, however these reductions were slightly offset by higher net loss and loss adjustment expense ratio for the year ended December 31, 2013 in the NGHC Quota Share segment. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $13.7 million for the year ended December 31, 2013 compared to $9.1 million for 2012.

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

Excluding losses from catastrophic events, net loss and loss adjustment expense ratios were 67.8% and 66.0% for the years ended December 31, 2012 and 2011, respectively. The increased net loss and loss adjustment expense ratios were largely the result of poor performance on certain accounts, primarily in Maiden US. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $9.1 million for year ended December 31, 2012, compared to $28.9 million in 2011. The higher net loss and loss adjustment expense ratios occurred in the Diversified Reinsurance segment, in particular Maiden US and the NGHC Quota Share segment.

Commission and Other Acquisition Expenses

Comparison of Years Ended December 31, 2013 and 2012

Commission and other acquisition expenses increased by $64.5 million, or 13.1%, for the year ended December 31, 2013 compared to 2012. The commission and other acquisition expense ratio increased to 27.6% for the year ended December 31, 2013 compared to 27.1% for the same period in 2012. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment; (2) modifications made to the ceding commission of the NGHC Quota Share agreement effective October 1, 2012 and the AmTrust Quota Share Reinsurance Agreement, effective January 1, 2013; and (3) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular on business written by Maiden US, due to improvements in the loss ratios for a number of contracts in that segment.

Comparison of Years Ended December 31, 2012 and 2011

Commission and other acquisition expenses increased by $53.3 million, or 12.1%, for the year ended December 31, 2012 compared to 2011 due to the ongoing premium growth of the Company. However, the commission and other acquisition expense ratio decreased to 27.1% for the year ended December 31, 2012 compared to 28.0% in 2011, respectively. The reduced ratio largely reflects: (1) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular business written by Maiden US, due to higher loss ratios in that segment; (2) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment, including the impact of a full year of modifications to ceding commission made under the Reinsurance Agreement along with lower ceding commission and profit share under the European Hospital Liability Quota Share, effective April 1, 2011 and discussed in further detail in that segment's results; and (3) modifications made to ceding commission made to the NGHC Quota Share effective October 1, 2012.

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

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
General and administrative expenses – segments	$45.0	$43.6	$40.3
General and administrative expenses – corporate	13.7	10.2	13.6
Total general and administrative expenses	$58.7	$53.8	$53.9

Comparison of Years Ended December 31, 2013 and 2012

Total general and administrative expenses increased by $4.9 million, or 9.0%, for the year ended December 31, 2013 compared to 2012. The increase in total general and administrative expenses is primarily a result of increases in payroll and technology expenses offset by decreases in office and other professional fees.The general and administrative expense ratio remained the same at 2.9% for the years ended December 31, 2013 and 2012.

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

Interest and Amortization Expense

The interest and amortization expense for the years ended December 31, 2013, 2012 and 2011 consists of:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
TRUPS Offering	$21.4	$21.4	$29.5
Senior Note Offerings	18.1	15.0	4.6
Total	$39.5	$36.4	$34.1

Comparison of Years Ended December 31, 2013 and 2012

The increase in interest and amortization expense for the year ended December 31, 2013 compared to the same period in 2012 was due to: 1) the issuance of the 2012 Senior Notes on March 27, 2012; therefore we did not have a full quarter charge in the first quarter of 2012; and 2) the issuance of the 2013 Senior Notes on November 25, 2013, the proceeds of which were used to redeem all of the outstanding securities under the TRUPS Offering on January 15, 2014 and resulted in additional interest charges during the period from November 25, 2013 to December 31, 2013. The weighted average interest rate was 11.3% for the year ended December 31, 2013 compared to 11.7% in 2012.

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

Income Tax Expense

The Company recorded a current income tax expense of $0.9 million, $1.1 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011 respectively. These amounts relate to income tax on the earnings of its international subsidiaries and state taxes incurred by its U.S. subsidiaries. The effective rate of current income tax was 0.8% for the year ended December 31, 2013 compared to 1.9% and 2.1% for the years ended December 31, 2012, 2011, respectively.

The Company recorded a net deferred tax expense of $1.0 million, $1.1 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The net deferred tax expense arises due to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries, and is offset by timing differences on recognition of certain items relating to our subsidiaries in Germany. The effect of the deferred tax expenses will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset on our balance sheet; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares

The Company declared and paid Preference Shares dividends as follows:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Preference shares - Series A	$12.4	$3.6	$—
Preference shares - Series B	2.4	—	—
Total	$14.8	$3.6	$—

The Preference Shares - Series A were issued on August 22, 2012. On October 1, 2013 three million Preference Shares - Series B were issued with an additional three hundred thousand issued on October 3, 2013.

Underwriting Results by Operating Segments

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and NGHC Quota Share are discussed below.

Diversified Reinsurance Segment

The underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Net premiums written	$761.8	$765.3	$798.0
Net premiums earned	$762.1	$795.3	$748.4
Other insurance revenue	14.2	12.9	12.6
Net loss and loss adjustment expenses	(528.5)	(584.0)	(502.4)
Commission and other acquisition expenses	(186.8)	(203.2)	(200.2)
General and administrative expenses	(42.3)	(40.9)	(36.4)
Underwriting income (loss)	$18.7	$(19.9)	$22.0
Ratios
Net loss and loss adjustment expense ratio	68.1%	72.3%	66.0%
Commission and other acquisition expense ratio	24.1%	25.1%	26.3%
General and administrative expense ratio	5.4%	5.1%	4.8%
Expense ratio	29.5%	30.2%	31.1%
Combined ratio	97.6%	102.5%	97.1%

Comparison of Years Ended December 31, 2013 and 2012

The combined ratio decreased to 97.6% for the year ended December 31, 2013 compared to 102.5% in 2012. As noted, catastrophic losses increased this segments combined ratios in 2012, the result of Superstorm Sandy. This event increased the segment combined ratio by 3.6% in 2012.

Excluding losses from catastrophic events, combined ratios were 97.6% and 98.9% for the years ended December 31, 2013 and 2012, respectively. The decreased combined ratio was primarily the result of improved results in the business written by Maiden US and in our IIS business.

Premiums -  Net premiums written decreased by $3.5 million, or 0.5%, for the year ended December 31, 2013 compared to the same period in 2012. The table below illustrates net premiums written by line of business in this segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$143.7	18.9%	$190.1	24.8%	$(46.4)	(24.4)%
Casualty	473.7	62.2%	433.3	56.6%	40.4	9.3%
Accident and Health	35.4	4.6%	37.3	4.9%	(1.9)	(5.1)%
International	109.0	14.3%	104.6	13.7%	4.4	4.2%
Total Diversified Reinsurance	$761.8	100.0%	$765.3	100.0%	$(3.5)	(0.5)%

The business underwritten by Maiden US experienced an increase in premiums written for the year ended December 31, 2013 of $13.5 million, or 2.1%, compared to the same period in 2012 while net premiums written in Maiden Specialty decreased $17.8 million, or 109.1%, primarily due to the divestiture of our E&S business to Brit effective May 1, 2013. The increase in the Maiden US business was primarily due to the addition of new accounts combined with organic growth from certain existing Maiden US accounts. This was partially offset by: 1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in the second half of 2012; and 2) the decision by certain Maiden US clients to retain more business in 2013.

Net premiums earned decreased by $33.2 million, or 4.2%, during the year ended December 31, 2013 compared to the same period in 2012. The table below illustrates net premiums earned by line of business in this segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$159.2	20.9%	$212.0	26.7%	$(52.8)	(24.9)%
Casualty	472.1	61.9%	444.7	55.9%	27.4	6.1%
Accident and Health	36.2	4.8%	42.0	5.3%	(5.8)	(13.8)%
International	94.6	12.4%	96.6	12.1%	(2.0)	(2.0)%
Total Diversified Reinsurance	$762.1	100.0%	$795.3	100.0%	$(33.2)	(4.2)%

Within the Diversified Reinsurance segment, the business underwritten by Maiden US experienced a decrease in premiums earned for the year ended December 31, 2013 of $21.9 million, or 3.3%, compared to the same period in 2012. In addition, net premiums earned in Maiden Specialty decreased $7.7 million, or 49.5%, primarily due to the divestiture of our E&S business to Brit effective May 1, 2013. The decrease in net premiums earned by Maiden US was primarily due to: 1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in 2012; and 2) the decision by certain Maiden US clients to retain more business in 2013. These decreases were partially offset by the addition in 2013 of new accounts combined with organic growth from certain existing Maiden US accounts.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, increased $1.3 million, or 10.4%, for the year ended December 31, 2013, compared to the same period in 2012. Revenue from our German auto business represented 64.3% of the total other insurance revenue for the year ended December 31, 2013, compared to 71.9% in 2012. Other insurance revenue from the German auto business decreased by $0.1 million, or 1.3%, for the year ended December 31, 2013 compared to 2012. In addition, other insurance revenue earned by our remaining operations increased $1.5 million, or 40.4%, for the year ended December 31, 2013 compared to 2012 primarily from U.S. and Russia.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses decreased by $55.5 million, or 9.5%, for the year ended December 31, 2013 compared to 2012. Net loss and loss adjustment expense ratios were 68.1% and 72.3% for the years ended December 31, 2013 and 2012, respectively. As noted, catastrophic losses increased this segments net loss and loss adjustment expense ratios in 2012, the result of Superstorm Sandy. This event increased the net loss and loss adjustment expense ratio by 3.6% in 2012.

Excluding losses from catastrophic events, net loss and loss adjustment expense ratios were 68.1% and 68.7% for the years ended December 31, 2013 and 2012, respectively. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $13.7 million for year ended December 31, 2013, compared to $9.1 million in 2012.

Commission and Other Acquisition Expenses -  Commission and other acquisition expenses decreased by $16.4 million, or 8.1%, for the year ended December 31, 2013 compared to 2012. The decrease for the year ended December 31, 2013 reflects the reduction in premiums earned for the segment in 2013 compared to 2012, consistent with the reasons cited in the discussion of the change in earned premiums.

Lower ceding commissions were recorded for the year ended December 31, 2013 compared to 2012 as a result of loss sensitive features on certain contracts, in particular business written by Maiden US. This was due to higher loss ratios on contracts with these features. For the year ended December 31, 2013, 56.7% of Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase, compared to 54.8% for the year ended December 31, 2012. For the year ended December 31, 2013, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commissions by $8.3 million, compared to $10.4 million in 2012.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $1.4 million, or 3.4%, for the year ended December 31, 2013 compared to 2012. The general and administrative expense ratio was 5.4% and 5.1% for the years ended December 31, 2013 and 2012, respectively. The increase in the ratios is due to the decline in premiums earned exceeding the decline in general and administrative expenses for the year ended December 31, 2013 compared to 2012. The overall expense ratio (including commission and other acquisition expenses) was 29.5% and 30.2% for the years ended December 31, 2013 and 2012, respectively.

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
The reduction in premium written in the segment was primarily attributable to Maiden US, which experienced a decrease in premiums written for the year ended December 31, 2012 of $17.3 million, or 2.6%, compared to December 31, 2011. In addition to writing fewer new accounts in 2012, Maiden US added a number of large proportional contracts in the second half of 2011 which had sizable in-force and unearned premiums assumed, which did not recur in 2012. Finally, several large proportional reinsurance contracts that no longer met Maiden US' profitability criteria were non-renewed, further contributing to the decrease.

Maiden Bermuda decreased its written premium by $15.4 million, or 12.0%, during the year ended December 31, 2012 compared to December 31, 2011, largely due to non-renewals of certain accounts which were partially offset by new account activity.

Despite the decrease in premiums written, strong organic premium written growth in 2011, particularly the second half of that year, resulted in increased earned premiums by Maiden US of $73.8 million, or 12.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. This growth in earned premium was partially offset by slower premium written growth in 2012 in Maiden US as noted. Additionally, reduced writings by Maiden Bermuda and the Company's international operations, as certain accounts reduced in size or were non-renewed, affected earned premium in 2012.

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

AmTrust Quota Share Reinsurance Segment

The AmTrust Quota Share Reinsurance segment reported strong growth, stable combined ratios and increasing underwriting income in each of the comparative periods reported. The underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for the years ended December 31, 2013, 2012 and 2011 were as follows:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Net premiums written	$1,169.9	$840.3	$669.3
Net premiums earned	$988.9	$727.8	$558.2
Net loss and loss adjustment expenses	(652.6)	(494.6)	(380.3)
Commission and other acquisition expenses	(291.6)	(200.6)	(160.5)
General and administrative expenses	(2.0)	(1.9)	(2.3)
Underwriting income	$42.7	$30.7	$15.1
Ratios
Net loss and loss adjustment expense ratio	66.0%	68.0%	68.1%
Commission and other acquisition expense ratio	29.5%	27.6%	28.8%
General and administrative expense ratio	0.2%	0.2%	0.4%
Expense ratio	29.7%	27.8%	29.2%
Combined ratio	95.7%	95.8%	97.3%

On March 7, 2013, after receipt of approval from each of the Company’s and AmTrust’s Audit Committees, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Though this commission adjustment eliminates its variable feature, the Company anticipates operating for the foreseeable future at that commission rate. Lastly, with regards to the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. For the purposes of determining whether the loss ratio falls within the AmTrust Loss Corridor, workers' compensation business written in AmTrust's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

Comparison of Years Ended December 31, 2013 and 2012

The AmTrust Quota Share Reinsurance segment continues to experience strong profitable growth during the year ended December 31, 2013 compared to 2012. The combined ratio decreased slightly to 95.7% for the year ended December 31, 2013 compared to 95.8% in 2012, generally reflecting this segment's stable combined loss ratios and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation. The changes in the components of the combined ratio reflect ongoing changes in this segment's mix of business and modifications to the Reinsurance Agreement's ceding commission described above.

Premiums - Net premiums written increased by $329.6 million, or 39.2%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in net premiums written reflects AmTrust's continuing expansion and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in their Small Commercial Business segment.

During 2013, business written under the Reinsurance Agreement increased by $330.9 million or 46.4% compared to 2012 and this increase reflects AmTrust's continuing expansion and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in US workers' compensation.

The table below illustrates net premiums written by AmTrust’s segments for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$572.0	48.9%	$364.1	43.3%	$207.9	57.1%
Specialty Program	157.6	13.5%	95.9	11.4%	61.7	64.3%
Specialty Risk and Extended Warranty	440.3	37.6%	380.3	45.3%	60.0	15.8%
Total AmTrust Quota Share Reinsurance	$1,169.9	100.0%	$840.3	100.0%	$329.6	39.2%

Net premiums earned increased by $261.1 million, or 35.9% for the year ended December 31, 2013, compared to the same period in 2012. The increase in net premiums earned arises in each of the three components of the AmTrust Quota Share Reinsurance segment. The overall increase reflects the continual ongoing growth of business written under the Reinsurance Agreement in 2013 and 2012. The table below details net premiums earned by line of business for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$493.8	49.9%	$313.1	43.0%	$180.7	57.7%
Specialty Program	140.5	14.2%	85.8	11.8%	54.7	63.7%
Specialty Risk and Extended Warranty	354.6	35.9%	328.9	45.2%	25.7	7.8%
Total AmTrust Quota Share Reinsurance	$988.9	100.0%	$727.8	100.0%	$261.1	35.9%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $158.0 million, or 31.9%, for the year ended December 31, 2013 compared to the same period in 2012. Net loss and loss adjustment expense ratios were 66.0% and 68.0% for the years ended December 31, 2013 and 2012, respectively. The loss ratio has improved as the segments mix of business has continued to change, with the Small Commercial Business segment increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that segment, particularly workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $91.0 million, or 45.4%, for the year ended December 31, 2013 compared to 2012. Expenses have increased in 2013 as a result of ongoing growth in earned premium in each component of the AmTrust Quota Share segment. The commission and other acquisition expense ratio increased to 29.5% for the year ended December 31, 2013 compared to 27.6% in 2012. The increase in the ratio reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate, than the European Hospital Liability Quota Share compared to the same period in 2012.

General and Administrative Expenses -  General and administrative expenses increased by $0.1 million, or 2.2%, for the year ended December 31, 2013 compared to the same period in 2012. The general and administrative expense ratio has remained flat at 0.2% for the year ended December 31, 2013 compared to the same period in 2012. The overall expense ratio (including commission and other acquisition expenses) was 29.7% and 27.8% for the years ended December 31, 2013 and 2012, respectively, reflecting the changes in the commission and other acquisition expense ratio.

Comparison of Years Ended December 31, 2012 and 2011

The combined ratio decreased to 95.8% for year ended December 31, 2012 compared to 97.3% in 2011, reflecting generally stable loss ratios and a lower commission and other acquisition expense ratio, which reflects ongoing changes in this segments mix of business and modifications to the Reinsurance Agreement's ceding commission.

Premiums - Net premiums written increased by $171.0 million, or 25.6% for the year ended December 31, 2012 compared to the same period in 2011. The results for the year ended December 31, 2011 include the $45.9 million in force and unearned premium assumed at the commencement of the European Hospital Liability Quota Share on April 1, 2011. Excluding that non-recurring item, net premiums written increased by $216.9 million, or 34.8%, for the year ended December 31, 2012 compared to 2011.

During 2012, business written under the Reinsurance Agreement increased by $139.3 million, or 24.3%, compared to 2011 and this increase reflects AmTrust's continuing expansion through acquisition and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in workers' compensation. Business written under the European Hospital Liability

Quota Share increased by $31.8 million, or 33.4%, in 2012 compared to 2011, reflecting the first full year of writings from that contract.

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

NGHC Quota Share Segment

Please refer to "Recent Developments - NGHC Quota Share " on page 59 for additional information on recent events affecting this segment. The following table summarizes the underwriting results and associated underwriting ratios for the NGHC Quota Share segment for the years ended December 31, 2013, 2012 and 2011:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Net premiums written	$164.6	$295.7	$256.2
Net premiums earned	$249.9	$280.7	$245.8
Net loss and loss adjustment expenses	(168.5)	(183.7)	(160.4)
Commission and other acquisition expenses	(78.2)	(88.3)	(78.1)
General and administrative expenses	(0.7)	(0.8)	(1.6)
Underwriting income	$2.5	$7.9	$5.7

Net loss and loss adjustment expense ratio	67.4%	65.5%	65.3%
Commission and other acquisition expense ratio	31.3%	31.5%	31.7%
General and administrative expense ratio	0.3%	0.2%	0.7%
Expense ratio	31.6%	31.7%	32.4%
Combined ratio	99.0%	97.2%	97.7%

Comparison of Years Ended December 31, 2013 and 2012

The combined ratio increased to 99.0% for the year ended December 31, 2013 compared to 97.2% for 2012. The higher combined ratio was primarily due to the increased proportion of agency business, which has historically performed at a higher loss ratio level.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premiums, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater. The Company believes that the terms, conditions and pricing of the NGHC Quota Share have been determined by arm's length negotiations and reflect current market terms and conditions. For the year ended December 31, 2013, the effect of this contract amendment reduced ceded commissions by $0.8 million compared to $0.4 million for the year ended December 31, 2012.

Premiums - Net premiums written decreased by $131.1 million, or 44.3% for the year ended December 31, 2013 compared to the same period in 2012. As previously indicated, the reduction in net premiums written during 2013 was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share.

The table below details net premiums written by line of business in this segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$93.9	57.0%	$159.9	54.1%	$(66.0)	(41.3)%
Automobile physical damage	70.7	43.0%	135.8	45.9%	(65.1)	(47.9)%
Total NGHC Quota Share	$164.6	100.0%	$295.7	100.0%	$(131.1)	(44.3)%

Net premiums earned decreased by $30.8 million, or 11.0% for the year ended December 31, 2013 compared to the same period in 2012. The decrease was the result of the termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013.

The table below details net premiums earned by line of business in this segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$145.0	58.0%	$155.3	55.3%	$(10.3)	(6.6)%
Automobile physical damage	104.9	42.0%	125.4	44.7%	(20.5)	(16.4)%
Total NGHC Quota Share	$249.9	100.0%	$280.7	100.0%	$(30.8)	(11.0)%

Loss and Loss Adjustment Expenses - Net losses and loss expenses decreased by $15.2 million, or 8.3%, for the year ended December 31, 2013 compared to the same period in 2012. Net loss and loss adjustment expense ratios increased to 67.4% for the year ended December 31, 2013, compared to 65.5% for the year ended December 31, 2012, due to adverse development on prior underwriting years.

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

For the years ended December 31, 2013 and 2012, the commission and other acquisition expense ratio of 31.3% and 31.5%, respectively, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

General and Administrative Expenses - General and administrative expenses decreased by $0.1 million for the year ended December 31, 2013 compared to the same period in 2012.

Comparison of Years Ended December 31, 2012 and 2011

The combined ratio decreased to 97.2% for the year ended December 31, 2012 compared to 97.7% for the year ended December 31, 2011. In October 2012, NGHC incurred losses from Superstorm Sandy. Our share, net of inuring reinsurance, under the NGHC Quota Share was $2.0 million, which increased the net loss and loss adjustment expense ratio and combined ratio for the year ended December 31, 2012 by 0.7%. Excluding losses from Superstorm Sandy, the combined ratio decreased to 96.5% in 2012 from 97.7% in 2011. The cause of the decrease was a lower expense ratio in 2012, attributable in part to lower ceding commissions in 2012, the result of changes to the reinsurance agreement with NGHC.

Premiums - Net premiums written increased by $39.5 million, or 15.4%, for the year ended December 31, 2012 compared to the same period in 2011. The table below details net premiums written by line of business in this segment for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$159.9	54.1%	$147.4	57.5%	$12.5	8.5%
Automobile physical damage	135.8	45.9%	108.8	42.5%	27.0	24.8%
Total NGHC Quota Share	$295.7	100.0%	$256.2	100.0%	$39.5	15.4%

Net premium earned increased by $34.9 million, or 14.2%, for the year ended December 31, 2012 compared to the same period in 2011.

The table below details net premiums earned by line of business in this segment for the years ended December 31, 2012 and 2011:

For the Year Ended December 31,	2012		2011		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$155.3	55.3%	$141.2	57.4%	$14.1	10.0%
Automobile physical damage	125.4	44.7%	104.6	42.6%	20.8	19.8%
Total NGHC Quota Share	$280.7	100.0%	$245.8	100.0%	$34.9	14.2%

Loss and Loss Adjustment Expenses - Net losses and loss expenses increased by $23.3 million, or 14.5%, for the year ended December 31, 2012 compared to the same period in 2011. As noted above, in October 2012, NGHC incurred losses from Superstorm Sandy. Our share, net of inuring reinsurance, under the NGHC Quota Share was $2.0 million, which increased the net loss and loss adjustment expense ratio for the year ended December 31, 2012 by 0.7%. Excluding losses from Superstorm Sandy, net loss and loss adjustment expense ratios decreased to 64.8% for the year ended December 31, 2012 compared to 65.3% for the year ended December 31, 2011.

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

Liquidity and Capital Resources

Liquidity

Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances and loans and other permitted distributions from our subsidiaries to pay dividend payments on our common and preference shares.

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet various defined statutory ratios, including solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The amount of dividends that can be distributed from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. At December 31, 2013, the statutory capital and surplus of Maiden Bermuda was $1,106.1 million. Maiden Bermuda is currently determining its BSCR as of December 31, 2013 and we estimate that Maiden Bermuda will be allowed to pay dividends or distributions not exceeding $218.2 million. During 2013 and 2012, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on risk-based capital, a test which is the threshold that constitutes the authorized control level. If Maiden US's or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2013, Maiden US and Maiden Specialty have statutory capital and surplus of $269.6 million and $48.9 million, respectively, in excess of its authorized control level. During 2013 and 2012, Maiden US and Maiden Specialty paid no dividends to their respective shareholders.

Maiden Holdings’ Swedish domiciled operating subsidiary, Maiden LF, is regulated by the Swedish FSA. Maiden LF was required to maintain a minimum level of statutory capital and surplus of $5.1 million at December 31, 2013. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. As of December 31, 2013, Maiden LF is allowed to pay dividends or distributions not exceeding $2.3 million. Maiden LF did not pay any dividends to Maiden Holdings.

Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, that operates as a reinsurance services and holding company, is subject to regulation by the U.K. Financial Conduct Authority (the "FCA") that limit the maximum amount of annual dividends or distributions paid by Maiden Global to the Company. As of December 31, 2013, Maiden Global is allowed to pay dividends or distributions not exceeding $2.1 million. During the year, Maiden Global paid dividends totaling $3.2 million to Maiden Holdings.

Maiden Global's wholly owned subsidiary in Netherlands, Maiden Nederland B.V. ("Maiden Nederland"), operates as an insurance intermediary and is subject to regulation by the Netherlands Authority for Financial Markets (the "AFM"). There are no statutory minimum capital requirements imposed on Maiden Nederland by the AFM.

The inability of the subsidiaries of Maiden Holdings to pay dividends and other permitted distributions could have a material adverse effect on Maiden Holdings’ cash requirements and ability to make principal, interest and dividend payments on its debt, preference shares and common shares.

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy. The table below summarizes the cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2013, 2012 and 2011:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Operating activities	$366.2	$319.1	$181.3
Investing activities	(584.0)	(637.5)	13.3
Financing activities	274.5	208.8	(99.5)
Effect of exchange rate changes on foreign currency cash	1.6	3.1	(3.1)
Total increase (decrease) in cash and cash equivalents	$58.3	$(106.5)	$92.0

Cash Flows from Operating Activities

Cash flows from operations for the year ended December 31, 2013 were $366.2 million compared to $319.1 million for the year ended December 31, 2012, a 14.8% increase. The Company's assets grew by $575.2 million, or 13.9%, as of December 31, 2013 compared to December 31, 2012. The increase in assets was largely due to the growth in premium written experienced by the Company in our AmTrust Quota Share Reinsurance segment during 2013, offset by decreases in the NGHC Quota Share segment. Cash flows associated with AmTrust segments growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits of that growth in 2014.

Cash flows from operations for the year ended December 31, 2012 were $319.1 million compared to $181.3 million for the year ended December 31, 2011. The increase in the amount of cash provided by operations in the year ended December 31, 2012 reflected the significant growth in the Company during both 2011 and 2012, along with continuing profitable combined ratios, despite the losses incurred by the Company in Superstorm Sandy. The Company's assets grew by $743.1 million or 21.9% as of December 31, 2012 compared to December 31, 2011, primarily reflecting the operating cash flows described, in addition to the issuance of the 2012 Senior Notes and the Preference Shares. Although the Company's rate of premium growth slowed in the second half of 2012, the combination of expected premium growth and stable combined ratios should continue to generate positive cash flow from operations resulting in continued growth in the Company's invested assets.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $584.0 million for the year ended December 31, 2013 compared to $637.5 million for the same period in 2012. The Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, fixed income markets have been volatile in 2013 and the Company has periodically maintained elevated levels of cash and cash equivalents to mitigate near-term volatility that may occur. These elevated cash levels may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. For the year ended December 31, 2013, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $637.4 million.

Net cash used in investing activities was $637.5 million for the year ended December 31, 2012 compared to $13.3 million provided by investing activities for the year ended December 31, 2011. Despite the current interest rate environment which continues to provide historically low fixed income yield levels, the Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Continuation of current market conditions however, may result in the Company accumulating elevated levels of cash and cash equivalents which may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. For the year ended December 31, 2012, the purchases of fixed maturity securities exceeded the proceeds of sales, maturities and calls of such instruments by $619.2 million. Investing cash flows consist primarily of proceeds on the sale or maturity of fixed-maturity investments and payments for fixed-maturity investments acquired.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $274.5 million and $208.8 million for the years ended December 31, 2013 and 2012, respectively, compared to $99.5 million used by financing activities in the year ended December 31, 2011.The increase in 2013 was attributable to the issuance of the Preference Shares - Series B in October 2013 and the 2013 Senior Notes which were issued in November 2013. The net proceeds from the 2013 Senior Notes and existing cash were used in January 2014 to repurchase all of the remaining outstanding securities under the TRUPS Offering. The increase in 2012 was attributable to the issuance of the 2012 Senior Notes and Preference Shares - Series A. The net cash inflow (outflow) from financing activities for the years ended December 31, 2013, 2012 and 2011 were as follows:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Cash flows from Financing Activities
Repurchase agreements, net	$—	$—	$(76.2)
Senior notes issuance, net of issuance costs	147.4	96.6	104.7
Repayment of junior subordinated debt	—	—	(107.5)
Preference shares issuance, net of issuance costs	159.7	145.0	—
Common share issuance	1.8	0.4	0.4
Dividends paid to Maiden common shareholders	(19.6)	(29.6)	(20.9)
Dividends paid on preference shares	(14.8)	(3.6)	—
Net cash provided by (used in) financing activities	$274.5	$208.8	$(99.5)

The decrease of $10.0 million in the cash outflow from dividends paid to common shareholder for the year ended December 31, 2013 compared to 2012 arises primarily due to the accelerated payment of the common share dividend announced in the fourth quarter of 2012. This resulted in five quarterly dividends paid to common shareholders being reflected in 2012 with three quarterly dividends for the year ended December 31, 2013.

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

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while giving clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves Maiden US’s retention of high-quality clients. As a result of the transition of relationships following the GMAC Acquisition, as of December 31, 2013 certain of these liabilities and collateralized arrangements are on the records of Maiden Bermuda while the remaining liabilities and collateralized arrangements are on the records of Maiden US.

As of December 31, 2013, total cash and cash equivalents and fixed maturity investments used as collateral were $2.2 billion compared to $2.0 billion as of December 31, 2012. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Quota Share Reinsurance agreement reflecting continued growth.

The following table details additional information on those assets as of December 31, 2013 and 2012:

December 31,	2013			2012
	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$30.8	$764.5	$795.3	$34.0	$722.7	$756.7
Maiden Bermuda	42.2	192.0	234.2	64.5	231.4	295.9
Diversified Reinsurance	73.0	956.5	1,029.5	98.5	954.1	1,052.6
Maiden Bermuda	3.4	1,095.0	1,098.4	32.4	824.6	857.0
AmTrust Quota Share Reinsurance	3.4	1,095.0	1,098.4	32.4	824.6	857.0
Maiden Bermuda	1.0	102.8	103.8	1.4	89.4	90.8
NGHC Quota Share	1.0	102.8	103.8	1.4	89.4	90.8
Total	$77.4	$2,154.3	$2,231.7	$132.3	$1,868.1	$2,000.4
As a % of Consolidated Balance Sheet captions	100.0%	68.1%	68.9%	100.0%	71.3%	72.7%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of December 31, 2013 and 2012, respectively, to satisfy collateral requirements with AII.

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

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated AFS.The Company's AFS fixed maturity investments increased by $543.4 million or 20.7% as of December 31, 2013 compared to 2012, the result of continuing profitable growth and strong positive operating cash flow along with the proceeds of the 2013 Senior Notes and Preference Shares - Series B offerings which were completed during 2013.

This increase is net of a decline in the fair value of fixed maturity investments of $109.2 million during 2013, principally the result of rising interest rates during the period. During 2013, the yield on the 10-year U.S. Treasury bond increased by 126 basis points to 3.04%, as of December 31, 2013. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The rise in interest rates during 2013 was primarily the result of modestly improving economic conditions. Key economic performance indicators improved to the degree that the U.S. Federal Reserve began to restrict the accommodative monetary policy and related liquidity measures implemented in recent years to stabilize both U.S. and global economic conditions.

As interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite. As of December 31, 2013, our AFS fixed maturities and cash and cash equivalents are temporarily elevated with the proceeds of the 2013 Senior Notes issued in November 2013, which were used in January 2014 to repurchase the remaining existing TRUPS, which had a face value of $152.5 million. Adjusted for that repurchase, our cash and cash equivalent balances at December 31, 2013 are generally within an acceptable range that we would consider our portfolio fully invested at that date.

As of December 31, 2013, the weighted average duration of our AFS fixed maturity investment portfolio was 4.6 years and there were approximately $34.3 million of net unrealized gains in the portfolio, compared to a duration of 3.5 years and net unrealized gains of $143.5 million in the portfolio as of December 31, 2012. During 2013, our MBS portfolio continued to experience a slow down in prepayments received on its MBS portfolio, as interest rates began to rise, and combined with the purchase of $392.6 million in new corporate bonds at an average duration of 7.5 years, the duration of our AFS portfolio increased by 1.1 years at December 31, 2013 compared to the same date in 2012. The aggregate amounts of our invested AFS assets by asset class and in total as of those dates, including the average yield and duration were as follows:

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.6	$—	$17.2	2.6%	1.8 years
U.S. agency bonds – mortgage-backed	1,292.1	11.7	(41.1)	1,262.7	2.8%	4.4 years
U.S. agency bonds – other	7.2	0.9	—	8.1	5.0%	6.8 years
Non-U.S. government bonds	70.4	3.5	(0.7)	73.2	1.8%	2.6 years
Other mortgage-backed securities	33.6	—	(0.2)	33.4	3.4%	6.9 years
Corporate bonds	1,546.5	83.0	(22.8)	1,606.7	4.3%	5.0 years
Municipal bonds - auction rate	99.2	—	—	99.2	0.3%	0.0 years
Municipal bonds - other	62.2	0.9	(1.5)	61.6	4.2%	8.6 years
Total available-for-sale fixed maturities	3,127.8	100.6	(66.3)	3,162.1	3.5%	4.6 years
Other investments	4.5	0.6	—	5.1
Total investments	$3,132.3	$101.2	$(66.3)	$3,167.2

December 31, 2012	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$42.7	$1.2	$—	$43.9	1.9%	1.2 years
U.S. agency bonds – mortgage-backed	962.6	31.0	(1.4)	992.2	2.6%	2.5 years
U.S. agency bonds – other	11.7	1.4	—	13.1	4.4%	4.8 years
Non-U.S. government bonds	55.2	2.2	—	57.4	1.8%	2.9 years
Other mortgage-backed securities	23.1	0.9	—	24.0	2.8%	3.8 years
Corporate bonds	1,247.3	113.5	(6.5)	1,354.3	4.6%	4.8 years
Municipal bonds - auction rate	120.0	—	—	120.0	0.3%	0.0 years
Municipal bonds - other	12.6	1.2	—	13.8	5.7%	7.4 years
Total available-for-sale fixed maturities	2,475.2	151.4	(7.9)	2,618.7	3.5%	3.5 years
Other investments	2.6	0.4	(0.1)	2.9
Total investments	$2,477.8	$151.8	$(8.0)	$2,621.6

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

When assessing our intent to sell a fixed maturity security or if it is more likely that we will be required to sell a fixed maturity security before recovery of its cost basis, we evaluate facts and circumstances such as, but not limited to, decisions to reposition our security portfolio, sale of securities to meet cash flow needs and sales of securities to capitalize on favorable pricing. In order to determine the amount of the credit loss for a fixed maturity security, we calculate the recovery value by performing a discounted cash flow analysis based on the current cash flows and future cash flows we expect to recover. The discount rate is the effective interest rate implicit in the underlying fixed maturity security. The effective interest rate is the original yield or the coupon if the fixed maturity security was previously impaired. If OTTI exists and we have the intent to sell the security, we conclude that the entire OTTI is credit-related and the amortized cost for the security is written down to current fair value with a corresponding charge to realized loss on our Consolidated Statements of Income. If we do not intend to sell a fixed maturity security or it is not more likely than not we will be required to sell a fixed maturity security before recovery of its amortized cost basis but the present value of the cash flows expected to be collected is less than the amortized cost of the fixed maturity security (referred to as the credit loss), we conclude that an OTTI has occurred and the amortized cost is written down to the estimated recovery value with a corresponding charge to realized loss on our Consolidated Statements of Income, as this is also deemed the credit portion of the OTTI. The remainder of the decline to fair value is recorded to other comprehensive income, as an unrealized OTTI loss on our Consolidated Balance Sheets, as this is considered a noncredit (i.e. recoverable) impairment

During the years ended December 31, 2013 and 2012, we recognized no OTTI. Based on our qualitative and quantitative impairment review of each asset class within our fixed maturity portfolio, the remaining unrealized losses on fixed maturities at December 31, 2013, were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2013.

The Company may, from time to time, engage in investment activity that will be considered trading activity, in amounts generally less than $100 million. This trading activity is generally focused on taking long or short positions in U.S. Treasury securities. These periodic activities are classified as trading for the purpose of augmenting where possible investment returns. Unrealized gains and losses from trading activities are recorded in net realized and unrealized gains on investment on the Company's Consolidated Statements of Income.

During 2013, the Company did not engage in any such trading activities. However, for the year ended December 31, 2012 and 2011, the Company recorded realized (losses) gains from trading activities of $(1.6) million and $0.8 million respectively.

The following tables present information regarding our available-for-sale securities and other investments that were in an unrealized loss position at December 31, 2013 and 2012, and split by the length of time the assets are in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale fixed maturities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$795.4	$(38.4)	$60.6	$(2.7)	$856.0	$(41.1)
Non-U.S. government bonds	9.9	(0.7)	—	—	9.9	(0.7)
Other mortgage-backed securities	33.4	(0.2)	—	—	33.4	(0.2)
Corporate bonds	463.5	(16.7)	169.3	(6.1)	632.8	(22.8)
Municipal bonds - other	50.6	(1.5)	—	—	50.6	(1.5)
Total temporarily impaired AFS fixed maturities	$1,352.8	$(57.5)	$229.9	$(8.8)	$1,582.7	$(66.3)

As of December 31, 2013, there were approximately 140 securities in an unrealized loss position with a fair value of $1,582.7 million and unrealized losses of $66.3 million. Of these securities, there are 19 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $229.9 million and unrealized losses of $8.8 million.

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-sale fixed maturities:	($ in Millions)
U.S. agency bonds – mortgage-backed	$158.6	$(1.4)	$—	$—	$158.6	$(1.4)
Corporate bonds	94.7	(1.1)	141.9	(5.4)	236.6	(6.5)
	253.3	(2.5)	141.9	(5.4)	395.2	(7.9)
Other investments	—	—	2.0	(0.1)	2.0	(0.1)
Total temporarily impaired AFS fixed maturities and other investments	$253.3	$(2.5)	$143.9	$(5.5)	$397.2	$(8.0)

As of December 31, 2012, there were approximately 32 securities in an unrealized loss position with a fair value of $397.2 million and unrealized losses of $8.0 million. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $143.9 million and unrealized losses of $5.5 million.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of December 31, 2013 and 2012:

December 31,	2013		2012
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$88.6	2.8%	$58.7	2.2%
Due after one year through five years	427.4	13.5%	387.9	14.8%
Due after five years through ten years	1,154.4	36.5%	981.5	37.5%
Due after ten years	195.6	6.2%	174.4	6.7%
	1,866.0	59.0%	1,602.5	61.2%
U.S. agency bonds – mortgage-backed	1,262.7	39.9%	992.2	37.9%
Commercial mortgage-backed securities	33.4	1.1%	24.0	0.9%
Total AFS fixed maturities	$3,162.1	100.0%	$2,618.7	100.0%

As of December 31, 2013 and 2012, 98.2% and 98.6%, respectively, of our fixed income portfolio consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of "BB+" or less. The following table summarizes the composition of the fair value of our fixed maturities at the dates indicated by ratings as assigned by S&P (and/or other rating agencies when S&P ratings were not available):

December 31, 2013	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$16.6	$17.2	0.5%
U.S. agency bonds	1,299.3	1,270.8	40.2%
AAA	210.9	222.4	7.0%
AA+, AA, AA-	236.4	243.0	7.7%
A+, A, A-	619.1	651.3	20.6%
BBB+, BBB, BBB-	689.5	701.5	22.2%
BB+ or lower	56.0	55.9	1.8%
Total AFS fixed maturities	$3,127.8	$3,162.1	100.0%

December 31, 2012	Amortized Cost	Fair Value	% of Total Fair Value
	($ in Millions)
Ratings
U.S. treasury bonds	$42.7	$43.9	1.7%
U.S. agency bonds	974.3	1,005.3	38.4%
AAA	171.1	184.0	7.0%
AA+, AA, AA-	186.5	196.7	7.5%
A+, A, A-	477.2	515.4	19.7%
BBB+, BBB, BBB-	587.9	637.1	24.3%
BB+ or lower	35.5	36.3	1.4%
Total AFS fixed maturities	$2,475.2	$2,618.7	100.0%

Substantially all the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of December 31, 2013 and 2012 are as follows:

December 31,	2013		2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Mortgage-backed bonds
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$90.9	7.2%	$100.8	10.0%
FNMA – fixed rate	695.4	54.7%	573.0	57.0%
FNMA – variable rate	34.5	2.7%	46.9	4.7%
FHLMC – fixed rate	432.2	34.0%	257.7	25.6%
FHLMC – variable rate	9.7	0.8%	13.8	1.4%
Total RMBS	1,262.7	99.4%	992.2	98.7%
Total U.S. agency mortgage-backed bonds	1,262.7	99.4%	992.2	98.7%
Non-MBS fixed rate agency bonds	8.1	0.6%	13.1	1.3%
Total U.S. agency bonds	$1,270.8	100.0%	$1,005.3	100.0%

A summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the years ended December 31, 2013 and 2012 follows:

December 31,	2013	2012
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$992.2	$972.1
Purchases	723.1	481.9
Sales and paydowns	(384.4)	(438.8)
Net realized gains (losses) on sales – included in net income	—	(1.3)
Change in net unrealized gains – included in other comprehensive income	(58.0)	(11.3)
Amortization of bond premium and discount	(10.2)	(10.4)
Ending balance	$1,262.7	$992.2

Prior policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage backed securities market, continue to impact the Company's MBS portfolio. However, those conditions have been abating during 2013, as interest rates have begun to rise and in December 2013 the U.S. Federal Reserve reported it had begun to gradually reduce the amount of liquidity it is providing to credit markets.

The Company continues to experience elevated levels of paydowns of its U.S. agency bond - mortgage-backed portfolio for the year ended December 31, 2013, although the aggregate amount of paydowns declined in 2013 compared to the same period in 2012 as a result of the changes in the market in anticipation of these policy changes. The elevated levels of paydowns reflect the historically low interest rate environment in the U.S. and globally in recent years, resulting in higher refinancing activity in the U.S. mortgage markets.

Despite these changing market conditions, in 2013 and 2012 the cumulative effect of these policy measures has had the effect of maintaining an elevated level of paydowns on certain MBS in the Company's AFS portfolio and has resulted in higher levels of bond premium amortization we have been incurring, which has reduced the amount of net investment income reported by the Company as a result. These conditions may abate, however as interest rates stabilize or continue to increase from current levels.

Our U.S. Agency MBS portfolio is 39.9% of our fixed maturity investments as of December 31, 2013. Given the relative size of this portfolio to our total investments, if these faster prepayment patterns were to continue over an extended period of time, this could potentially have the effect of limiting the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P in this asset class as of December 31, 2013 and 2012 are as follows:

	Ratings*
December 31, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	6.1%	4.6%	28.9%	10.7%	0.2%	$811.3	50.5%
Industrials	—%	2.7%	7.8%	28.0%	2.5%	659.3	41.0%
Utilities/Other	—%	—%	2.8%	4.9%	0.8%	136.1	8.5%
Total Corporate bonds	6.1%	7.3%	39.5%	43.6%	3.5%	$1,606.7	100.0%

	Ratings*
December 31, 2012	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	7.1%	5.2%	31.1%	13.7%	0.1%	$775.1	57.2%
Industrials	—%	1.2%	4.8%	30.8%	1.7%	520.9	38.5%
Utilities/Other	—%	—%	0.9%	2.5%	0.9%	58.3	4.3%
Total Corporate bonds	7.1%	6.4%	36.8%	47.0%	2.7%	$1,354.3	100.0%
*Ratings as assigned by S&P

During 2013, the Company reduced its allocation to corporate bonds rated BBB (including those with a + or - modifier), as it had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio. We also reduced our exposure to corporate bonds in the Financial Institutions sector, as those securities may be more sensitive to rising interest rates, which occurred during 2013.

The Company’s 10 largest corporate holdings, 91.6% of which are in the Financial Institutions sector, as of December 31, 2013 as carried at fair value and as a percentage of all fixed income securities are as follows:

December 31, 2013	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.7	1.3%	A-
Citigroup FLT, Due 06/09/2016 (1)	26.5	0.8%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	26.1	0.8%	AAA
BNP Paribas, 5.0% Due 01/15/2021	20.9	0.7%	A+
SLM Corp FLT, Due 01/27/2014 (1)	20.0	0.7%	BBB-
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.6%	A
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.0	0.6%	A
JP Morgan Chase & Co FLT, Due 06/13/2016 (1)	19.9	0.6%	A
Bear Stearns FLT, Due 11/21/2016 (1)	19.9	0.6%	A
Vale Overseas Ltd, 4.375% Due 01/11/2022	19.4	0.6%	A-
Total	$232.4	7.3%
* Ratings as assigned by S&P
(1) Securities with the notation FLT are floating rate securities.

As of December 31, 2013 and 2012, 15.5% and 17.5% of our corporate securities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and allow us to take advantage of any unanticipated increases in interest rates which may occur.

To the extent that the Company's operating subsidiaries invest in fixed maturities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax status of those securities.

As of December 31, 2013 and 2012, we own the following securities not denominated in U.S. dollars:

December 31,	2013		2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$230.3	75.9%	$156.5	73.1%
Non-U.S. government bonds	73.2	24.1%	57.4	26.9%
Total non-U.S. dollar denominated AFS securities	$303.5	100.0%	$213.9	100.0%

These securities were invested in the following currencies:

December 31,	2013		2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$249.1	82.1%	$191.7	89.6%
British Pound	33.6	11.1%	2.9	1.4%
Swedish Krona	10.6	3.5%	10.9	5.1%
Australian Dollar	7.7	2.5%	7.7	3.6%
All other	2.5	0.8%	0.7	0.3%
Total non-U.S. dollar denominated AFS securities	$303.5	100.0%	$213.9	100.0%

The increase in securities not denominated in U.S. dollars was primarily due to the investment of the net receipts from our Euro denominated underwriting activity and the receipt of British pound denominated investments following the novation of the final contract related to our IIS Acquisition. These British pound denominated investments were previously used to fulfill our collateral requirements on a funds withheld basis.

We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, 91.9% and 90.1%, respectively, of the Company's non-sovereign government issuers were rated AA or higher by S&P. The five largest non-U.S. government or supranational issuers held by the Company as of December 31, 2013 and 2012 are:

December 31,	2013		2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$18.1	24.7%	$24.8	43.1%
United Kingdom	14.5	19.9%	—	—%
European Financial Stability Facility	12.4	17.0%	—	—%
European Investment Bank	11.1	15.2%	12.5	21.7%
State of Israel	6.0	8.1%	—	—%
All other	11.1	15.1%	20.1	35.2%
Total non-U.S. government bonds	$73.2	100.0%	$57.4	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

December 31,	2013		2012
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$63.8	27.7%	$61.8	39.5%
AA+, AA, AA-	10.2	4.5%	7.9	5.0%
A+, A, A-	103.8	45.0%	52.3	33.4%
BBB+, BBB, BBB-	51.0	22.0%	33.1	21.1%
BB+ or lower	1.5	0.8%	1.4	1.0%
Total non-U.S. dollar denominated corporate bonds	$230.3	100.0%	$156.5	100.0%

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Reserve for Loss and Loss Adjustment Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all loss and loss adjustment expenses incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and loss adjustment expenses represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2013.

As of December 31, 2013 and 2012, the Company recorded gross reserves for unpaid loss and loss adjustment expenses of $2.0 billion and $1.7 billion, respectively, and net reserves for unpaid loss and loss adjustment expenses of $1.9 billion and $1.6 billion, respectively.

The following table provides a reconciliation of the net reserves for unpaid loss and loss adjustment expenses for the years ended December 31, 2013, 2012 and 2011:

For the Year Ended December 31,	2013	2012	2011
	($ in Millions)
Gross unpaid loss and LAE reserves - January 1	$1,740.3	$1,398.4	$1,226.8
Less: reinsurance recoverable - January 1	110.9	20.3	6.7
Net loss and LAE reserves - January 1	1,629.4	1,378.1	1,220.1
Net incurred losses related to:
Current year	1,351.0	1,239.0	1,028.9
Prior years	(1.4)	23.3	14.2
	1,349.6	1,262.3	1,043.1
Net paid losses related to:
Current year	(517.6)	(485.0)	(456.1)
Prior years	(598.5)	(530.3)	(423.9)
	(1,116.1)	(1,015.3)	(880.0)
Acquired loss and loss expense reserve	—	—	0.4
Effect of foreign exchange movement	10.9	4.3	(5.5)
Net loss and LAE reserves - December 31	1,873.8	1,629.4	1,378.1
Reinsurance recoverable - December 31	84.0	110.9	20.3
Gross unpaid loss and LAE reserves - December 31	$1,957.8	$1,740.3	$1,398.4

See "Business — Reserve for Loss and Loss Adjustment Expenses" in Item 1 of Part I of this Report, "Critical Accounting Policies and Estimates —  Reserve for Loss and Loss Adjustment Expenses" and "Results of Operations" above for a discussion of loss and loss adjustment expenses and prior years’ reserve developments.

Financial Strength Ratings

Financial strength ratings represent the opinions of rating agencies on our capacity to meet our obligations. Some of our reinsurance treaties contain special funding and termination clauses that are triggered in the event that we or one of our subsidiaries is downgraded by one of the major rating agencies to levels specified in the treaties, or our capital is significantly reduced. If such an event were to happen, we would be required, in certain instances, to post collateral in the form of letters of credit and/or trust accounts against existing outstanding losses, if any, related to the treaty. In a limited number of instances, the subject treaties could be cancelled retroactively or commuted by the cedant and might affect our ability to write business. Our principal operating subsidiaries are rated “A-” (Excellent) with a stable outlook by A.M. Best Company, which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a negative outlook by S&P, which is the eighth highest of twenty-two rating levels. Our Senior Note Offerings are all rated "BBB-" by S&P, and the Preference Shares are both rated "BB" by S&P.

Other Material Changes in Financial Position

The following summarizes other material changes in the financial position of the Company as of December 31, 2013 and 2012:

December 31,	2013	2012
	($ in Millions)
Reinsurance balances receivable, net	$560.1	$522.6
Prepaid reinsurance premiums	39.2	38.7
Reinsurance recoverable on unpaid losses	84.0	110.9
Deferred commission and other acquisition expenses	304.9	270.7
Reserve for loss and loss adjustment expenses	1,957.8	1,740.3
Unearned premiums	1,034.8	936.5

In general, the increases in these balances reflect the continued growth of the Company, in 2013 particularly in the AmTrust Quota Share Reinsurance segment. At December 31, 2013, reinsurance recoverable on unpaid losses decreased by $26.9 million compared to 2012, of which $49.8 million or 59.2% relates to reinsurance claims from Superstorm Sandy compared to $79.7 million or 71.9% of the balance relating to reinsurance claims from Superstorm Sandy in 2012. The reduction in reinsurance recoverable on unpaid losses arises primarily due to the settlement during the year ended December 31, 2013 of claims relating to Superstorm Sandy.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,610.2 million at December 31, 2013, a 19.4% increase from $1,349.1 million at December 31, 2012 and reflect the increase in the Company's shareholders, equity and debt issuances. The following table shows the movement in capital resources for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013	2012
	($ in Millions)
Change in Maiden shareholders' equity
Beginning balance	$1,015.2	$768.6
Issuance of preference shares	165.0	150.0
Change in additional paid-in capital	(1.4)	(3.1)
Change in unrealized gain on investments	(108.9)	79.9
Foreign currency translation adjustment	(6.4)	(2.9)
Net income	102.7	50.2
Dividends on preference shares	(14.8)	(3.6)
Dividends on common shares	(27.6)	(23.9)
Total Maiden shareholders' equity	1,123.8	1,015.2

Change in long term debt
Beginning balance	333.9	233.8
Issuance of long term debt	152.5	100.1
Total long term debt	486.4	333.9
Total Capital resources	$1,610.2	$1,349.1

Preference Share Issuances

In October 2013, the Company completed a public offering of three million three hundred thousand 7.25% Preference Shares - Series B, par value $0.01, at a price of $50 per preference share. The Company received net proceeds of $159.7 million from the offering after issuance costs of $5.3 million. The Preference Shares - Series B are not redeemable and mandatorily convertible on September 15, 2016. The net proceeds from the offering are being used for continued support and development of our reinsurance business and for other general corporate purposes.

The Company paid each of the Preference Shares - Series B a dividend of $0.745139 on the initial payment date, which covered the period October 1, 2013 until December 14, 2013. The Company will pay cumulative dividends on each of the Preference Shares - Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share - Series B or $0.90625 per quarter). The Company will pay dividends quarterly, each year, to the extent that the Company has lawfully available funds to pay dividends and the board of directors declares a dividend payable, up to, and including, September 15, 2016 in cash and on September 15, 2016 or any earlier conversion date in cash, common shares, or a combination thereof, at the Company’s election and subject to the share cap, which is an amount per share equal to the product of (i) 2 and (ii) the maximum conversion rate of 4.0322, subject to conversion rate adjustments.

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

On November 6, 2013, the Company’s Board of Directors approved an increase in the quarterly dividend payable to common shareholders from $0.09 to $0.11. The dividend will be payable on January 15, 2014 to shareholders of record as of January 2, 2014. Pursuant to the Conversion Rate Adjustment described above, the minimum and maximum conversion rates of 3.2258 and 4.0322, respectively, will be adjusted. The adjusted minimum and maximum conversion rates is determined after the close of business on January 2, 2014 (dividend record date), when the market price of the Company’s common stock is known. Using the adjusted conversion rate, the Company would issue approximately 19,840 more common shares upon conversion of the Preference Shares - Series B.

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

Also on that date, the Company's Board of Directors authorized management at its discretion to purchase its outstanding common shares in an amount not exceeding 50% of the net proceeds of the Preference Share Offering. Repurchases under the program may be made in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions. For the period August 22, 2012 through December 31, 2013, the Company did not repurchase any of its common shares.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, on November 8, 2013 we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances after that date. The Company, through Maiden NA, issued $152.5 million principal amount of 7.75% Senior Notes due on December 1, 2043 on November 25, 2013.

Therefore, we may from time to time issue up to an additional $147.5 million in securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Senior Note Offerings

On November 25, 2013, the Company, through Maiden NA, issued the 2013 Senior Notes due on December 1, 2043, which are fully and unconditionally guaranteed by the Company. The 2013 Senior Notes are redeemable for cash, in whole or in part, on or after December 1, 2018 at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2013 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The net proceeds from the sale of the 2013 Senior Notes were $147.4 million after issuance costs of $5.1 million.

On March 27, 2012, the Company completed an offering of $100.0 million aggregate principal amount of 8.00% Senior Notes due on March 27, 2042. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest to but excluding the redemption date.The net proceeds from the 2012 Senior Notes of $96.6 million have been used for working capital and general corporate purpose.

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

The net proceeds from the 2011 Senior Note Offering were approximately $104.7 million, after issuance costs. With the underwriters’ exercise of a portion of their over-allotment option, the Company repurchased $107.5 million aggregate liquidation amount of TRUPS Offering on July 15, 2011.

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

As part of the transaction, the Company issued 11,700,000 common shares to the purchasers of the Trust Preferred Securities. The Trust Preferred Securities mature in 2039 and carry an interest rate of 14% and an effective rate of interest of 16.76%. The proceeds from such issuances, together with the proceeds of the related issuances of common securities of the trusts, were invested by the trusts in subordinated debentures issued by the Company. The gross proceeds to the Company were approximately $260.1 million in the form of junior subordinated debt, before approximately $4.3 million of issuance costs.

The value of the common shares issued to purchasers of the Trust Preferred Securities are being carried as a reduction of the liability for the Trust Preferred Securities with the value being amortized against the Company’s earnings over the 30-year term of the Trust Preferred Securities. At December 31, 2013 and 2012, the unamortized amount carried as a reduction of the Company’s liability for the junior subordinated debt was $26.1 million and $26.2 million, respectively.

Under the terms of the TRUPS Offering, on January 15, 2014, the Company's wholly owned U.S. holding company, Maiden NA, redeemed all of the remaining TRUPS with a face value of $152.5 million. The Company utilized the proceeds of the issuance of the 2013 Senior Notes and cash on hand to redeem the TRUPS. As a result of the redemption, in the first quarter of 2014 the Company will incur an additional non-recurring non-cash charge of $26.1 million, which represents the accelerated amortization of original issue discount associated with the TRUPS. As the repayment of the principal balance occurred after five years of the date of issuance, the Company is not required to pay the additional amount equal to one full year of interest on the amount of TRUPS redeemed.

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.

The Company’s aggregate contractual obligations as of December 31, 2013 are as follows:

	Payment Due by Period
December 31, 2013	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$4.7	$2.0	$2.1	$0.6	$—
Junior subordinated debt and interest	157.8	157.8	—	—	—
Senior notes and interest	1,184.8	28.7	57.4	57.4	1,041.3
Reserve for loss and loss adjustment expenses	1,957.8	584.8	615.9	285.4	471.7
Other investments - unfunded commitments	2.1	1.0	1.1	—	—
Total	$3,307.2	$774.3	$676.5	$343.4	$1,513.0

The amounts included for reserve for loss and loss adjustment expenses reflect the estimated timing of expected loss payments on known claims and anticipated future claims as of December 31, 2013. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, refer to “Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses". Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

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

At December 31, 2013, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains amounted to $1.7 million during the year ended December 31, 2013 compared to $1.6 million during the year ended December 31, 2012 and $0.3 million during the year ended December 31, 2011.

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
Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See Item 8, Note 2. Significant Accounting Policies to the Consolidated Financial Statements for a discussion on recently issued accounting pronouncements.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2013, we had fixed maturity securities with a fair value of $3.2 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of December 31, 2013 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, as of December 31, 2013:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,889.9	$(272.2)	(24.2)%
100 basis point increase	3,020.0	(142.1)	(12.6)%
No change	3,162.1	—	—%
100 basis point decrease	3,309.6	147.5	13.1%
200 basis point decrease	3,463.3	301.2	26.8%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2012.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of December 31 for each of the years presented:

For the Year Ended December 31,	2013	2012
Ratings*
AA+ or better	50.5%	48.0%
AA, AA-, A+, A, A-	25.6%	26.3%
BBB+, BBB, BBB-	22.1%	24.3%
BB+ or lower	1.8%	1.4%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At December 31, 2013, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. governments which are rated AA+ (see "Liquidity and Capital Resources - Investments" in Item 7 of Part II of this Annual Report on Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.3% and 7.3% of the Company’s total fixed income securities, respectively.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 29.2% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2013.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2013 were $560.1 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2013.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $84.0 million at December 31, 2013 compared to $110.9 million at the end of 2012. Of these reinsurance recoverables, as of December 31, 2013, $49.8 million or 59.2% compared to $79.7 million or 71.9% as of December 31, 2012 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's reinsurance counterparties as of December 31:

December 31,	2013	2012
A or better	90.2%	88.4%
A-	7.5%	11.3%
B++ or worse	2.3%	0.3%
	100.0%	100.0%

Foreign Currency Risk

Through its international reinsurance operations, the Company conducts business in a variety of non-U.S. currencies, with the principal exposures being the Euro and British pound. As the Company's reporting currency is the U.S. dollar, foreign exchange rate fluctuations may materially impact the Company's Consolidated Financial Statements.

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2013, 13.4% of our net premiums written and 12.6% of our reserve for loss and loss adjustment expenses were transacted in Euros.

Countries that participate in the Euro have experienced significant economic uncertainty in recent years.These circumstances are the cumulative result of the effect of excessive sovereign debt, deficits by numerous participating countries in the Euro, uncertainty regarding the monetary policies of the EU and their underlying funding mechanisms and poor economic growth and prospects for the EU as a whole.

While recent economic policy measures and commitments have stabilized the currency's volatility, the EU's fiscal outlook remains negative, and permanent solutions to resolve these issues by participating countries and other institutions to reduce debt levels of EU members and improve its economic outlook have not been resolved.

While highly unlikely at this time, without satisfactory ultimate resolution of these issues, the collapse or modification of the Euro as a widely recognized currency cannot be completely ruled out at this time. There is also further uncertainty as to what forms of currency would take its place, if this event were to occur.

As a result, we could be subject to significantly greater foreign currency exposure than we estimate at this time. If the currency were impaired or disrupted to any significant degree, it could also impact our ability to conduct normal business operations in those participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2013, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $15.5 million and $31.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.

See our Consolidated Financial Statements and Notes thereto and required financial statement schedules commencing on pages F-1 through F-52 and S-1 through S-7 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2013, our Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2013 based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited Maiden Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for the years ended December 31, 2013, 2012 and 2011, and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 3, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 6, 2014 (the “Proxy Statement”) captioned “Election of Directors", “Executive Officers", “Audit Committee", “Section 16(a) Beneficial Ownership Reporting Compliance" and “Nominating and Corporate Governance Committee".

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned “Compensation Discussion and Analysis", “Director Compensation for 2013", “Compensation Committee Interlocks and Insider Participation” and "Compensation Committee Report".

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements and schedules

Financial statements and schedules listed in the accompanying index to our Consolidated Financial Statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8. All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 3, 2014.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	March 3, 2014
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ John M. Marshaleck	Chief Financial Officer	March 3, 2014
John M. Marshaleck	(Principal Financial and Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 3, 2014
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 3, 2014
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 3, 2014
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 3, 2014
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 3, 2014
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.4	First Supplemental Indenture, dated as of June 24, 2011, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.5	Form of 8.25% Notes due 2041 (included in Exhibit 4.4)	(4)
4.6	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(5)
4.7	Form of 8.000% Notes due 2042 (included in Exhibit 4.6)	(5)
4.8	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(6)
4.9	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.8)	(6)
4.10	Certificate of Designations of 7.25% Mandatory Convertible Preference Shares, Series B, adopted on October 1, 2013	(7)
4.11	Form of stock certificate evidencing 7.25% Mandatory Convertible Preference Shares, Series B (included in Exhibit 4.10)	(7)
4.12	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(8)
4.13	Form of 7.75% Notes due 2043 (included in Exhibit 4.12)	(8)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(9)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(9)
10.5*	Form of Employment Agreement by and between Maiden and Arturo Raschbaum, John Marshaleck, Patrick J. Haveron, Karen Schmitt and Lawrence F. Metz, dated as of November 1, 2011	(10)
10.6*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.7*	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(11)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(12)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(12)
10.11	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.12	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(13)

10.13	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(13)
10.14	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(13)
10.15	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(13)
10.16	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	†
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(12)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(14)
10.2	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(9)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	15
10.22	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(9)
10.23	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(9)
10.24	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(16)
10.25	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(17)
10.26	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(13)
10.27	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(15)
10.28
Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013
		†
10.29	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(12)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.
		†

(1)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on Form S-8 filed with the SEC on May 18, 2010 (File No. 333-166934).

(2)
(Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-1 initially filed with the SEC on September 17, 2007, subsequently amended and declared effective May 6, 2008 (File No. 333-146137).

(3) Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).

(4)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2011 (File No. 001-34042).

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on March 27, 2012 (File No. 001-34042).

(6)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on October 1, 2013 (File No. 001-34042).

(8)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).

(9)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2010 filed with the SEC on August 8, 2011 (File No. 001-34042).

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

(14)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant's Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).

(15)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013 (File No. 001-34042).

(16)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042)

(17)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).

 † Filed herewith.
 * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years ended December 31, 2013, 2012 and 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 3, 2014

MAIDEN HOLDINGS, LTD.
  CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In thousands of U.S. dollars, except share and per share data)

	2013	2012
ASSETS
Fixed maturities, available-for-sale, at fair value (Amortized cost 2013: $3,127,792; 2012: $2,475,202)	$3,162,067	$2,618,697
Other investments, at fair value (Cost 2013: $4,522; 2012: $2,599)	5,092	2,901
Total investments	3,167,159	2,621,598
Cash and cash equivalents	139,833	81,543
Restricted cash and cash equivalents	77,360	132,327
Accrued investment income	25,238	21,007
Reinsurance balances receivable, net (includes $299,645 and $265,766 from related parties in 2013 and 2012, respectively)	560,145	522,614
Prepaid reinsurance premiums	39,186	38,725
Reinsurance recoverable on unpaid losses (includes $7,263 and $9,387 from related parties in 2013 and 2012, respectively)	84,036	110,858
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $216,508 and $187,387 from related parties in 2013 and 2012, respectively)	304,908	270,669
Goodwill and intangible assets, net	90,613	94,393
Other assets	56,926	76,454
Total assets	$4,713,379	$4,138,163
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $885,381 and $610,810 from related parties in 2013 and 2012, respectively)	$1,957,835	$1,740,281
Unearned premiums (includes $711,950 and $612,903 from related parties in 2013 and 2012, respectively)	1,034,754	936,497
Accrued expenses and other liabilities	110,114	111,957
Senior notes	360,000	207,500
Junior subordinated debt	126,381	126,317
Total liabilities	3,589,084	3,122,552
Commitments and Contingencies
EQUITY
Preference shares	315,000	150,000
Common shares ($0.01 par value; 73,595,897 and 73,306,283 shares issued in 2013 and 2012, respectively; 72,633,561 and 72,343,947 shares outstanding in 2013 and 2012, respectively)	736	733
Additional paid-in capital	574,522	575,869
Accumulated other comprehensive income	25,784	141,130
Retained earnings	211,602	151,308
Treasury shares, at cost (2013 and 2012: 962,336 shares)	(3,801)	(3,801)
Total Maiden shareholders’ equity	1,123,843	1,015,239
Noncontrolling interests in subsidiaries	452	372
Total equity	1,124,295	1,015,611
Total liabilities and equity	$4,713,379	$4,138,163
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2013	2012	2011
Revenues
Gross premiums written	$2,204,159	$2,000,992	$1,812,597
Net premiums written	$2,096,301	$1,901,285	$1,723,521
Change in unearned premiums	(95,414)	(97,505)	(171,093)
Net premiums earned	2,000,887	1,803,780	1,552,428
Other insurance revenue	14,232	12,890	12,640
Net investment income	91,352	81,188	74,891
Net realized and unrealized gains on investment	3,585	1,907	481
Total revenues	2,110,056	1,899,765	1,640,440
Expenses
Net loss and loss adjustment expenses	1,349,630	1,262,348	1,043,054
Commission and other acquisition expenses	556,578	492,031	438,812
General and administrative expenses	58,661	53,804	53,892
Interest and amortization expenses	39,497	36,384	34,155
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	20,313
Junior subordinated debt repurchase expense	—	—	15,050
Amortization of intangible assets	3,780	4,362	5,033
Foreign exchange and other gains	(2,809)	(1,638)	(323)
Total expenses	2,005,337	1,847,291	1,609,986
Income before income taxes	104,719	52,474	30,454
Income taxes
Current tax expense	873	1,020	632
Deferred tax expense	990	1,193	1,295
Income tax expense	1,863	2,213	1,927
Net income	102,856	50,261	28,527
Less: income attributable to noncontrolling interests	(121)	(107)	(3)
Net income attributable to Maiden shareholders	102,735	50,154	28,524
Dividends on preference shares	(14,834)	(3,644)	—
Net income attributable to Maiden common shareholders	$87,901	$46,510	$28,524
Basic earnings per share attributable to Maiden common shareholders	$1.21	$0.64	$0.40
Diluted earnings per share attributable to Maiden common shareholders	$1.18	$0.64	$0.39
Dividends declared per common share	$0.38	$0.33	$0.30
Weighted average number of common shares - basic	72,510,361	72,263,022	72,155,503
Adjusted weighted average number of common shares and assumed conversions - diluted	76,417,839	73,105,531	72,903,688

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2013	2012	2011
Comprehensive income
Net income	$102,856	$50,261	$28,527
Other comprehensive (loss) income
Unrealized holdings net (loss) gain arising during the period (net of tax of $(17), $81 and $54 for the years ended December 31, 2013, 2012 and 2011, respectively)	(101,984)	82,915	12,189
Adjustment for reclassification of net realized gains recognized in net income	(6,953)	(2,987)	(3,206)
Foreign currency translation adjustment	(6,388)	(2,852)	733
Other comprehensive (loss) income	(115,325)	77,076	9,716
Comprehensive (loss) income	(12,469)	127,337	38,243
Net income attributable to noncontrolling interests	(121)	(107)	(3)
Other comprehensive (income) loss attributable to noncontrolling interests	(21)	(5)	9
Comprehensive (income) loss attributable to noncontrolling interests	(142)	(112)	6
Comprehensive (loss) income attributable to Maiden shareholders	$(12,611)	$127,225	$38,249

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U. S. dollars)

For the Year Ended December 31,	2013	2012	2011
Preference shares - Series A and B
Beginning balance	$150,000	$—	$—
Issuance of preference shares - Series A	—	150,000	—
Issuance of preference shares - Series B	165,000	—	—
Ending balance	315,000	150,000	—
Common shares
Beginning balance	733	732	731
Exercise of options and issuance of shares	3	1	1
Ending balance	736	733	732
Additional paid-in capital
Beginning balance	575,869	579,004	577,135
Exercise of options and issuance of common shares	1,773	477	421
Issuance costs of preference shares	(5,325)	(4,959)	—
Partial disposal of interest in subsidiary	—	—	141
Share based compensation expense	2,205	1,347	1,307
Ending balance	574,522	575,869	579,004
Accumulated other comprehensive income
Beginning balance	141,130	64,059	54,334
Change in net unrealized gains on investment	(108,937)	79,928	8,983
Foreign currency translation adjustment	(6,409)	(2,857)	742
Ending balance	25,784	141,130	64,059
Retained earnings
Beginning balance	151,308	128,648	121,775
Net income attributable to Maiden shareholders	102,735	50,154	28,524
Dividends on preference shares	(14,834)	(3,644)	—
Dividends on common shares	(27,607)	(23,850)	(21,651)
Ending balance	211,602	151,308	128,648
Treasury shares
Beginning balance	(3,801)	(3,801)	(3,801)
Ending balance	(3,801)	(3,801)	(3,801)
Noncontrolling interests in subsidiaries
Beginning balance	372	338	275
Partial disposal of interest in subsidiary	—	—	69
Dividend paid to noncontrolling interest	(62)	(78)	—
Net income attributable to noncontrolling interests	121	107	3
Foreign currency translation adjustment	21	5	(9)
Ending balance	452	372	338
Total equity	$1,124,295	$1,015,611	$768,980
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2013	2012	2011
Cash flows from operating activities
Net income	$102,856	$50,261	$28,527
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of intangibles	5,151	6,258	8,599
Net realized and unrealized gains on investment	(3,585)	(1,907)	(481)
Foreign exchange and other gains	(2,809)	(1,638)	(323)
Amortization of share based compensation expense, bond premium and discount and subordinated debt discount, net	13,925	10,949	22,236
Changes in assets and liabilities:
Reinsurance balances receivable, net	(31,051)	(98,987)	(168,338)
Prepaid reinsurance premiums	(461)	(3,344)	(6,389)
Reinsurance recoverable on unpaid losses	26,821	(90,567)	(13,632)
Accrued investment income	(4,141)	(7,719)	836
Deferred commission and other acquisition expenses	(34,118)	(22,073)	(45,037)
Other assets	330	(12,360)	1,652
Reserve for loss and loss adjustment expenses	206,783	337,348	176,869
Unearned premiums	96,040	103,796	178,436
Accrued expenses and other liabilities	(9,494)	49,072	(1,685)
Net cash provided by operating activities	366,247	319,089	181,270
Cash flows from investing activities
Purchases of fixed-maturities – available-for-sale	(1,442,116)	(1,193,768)	(636,141)
Purchases of fixed-maturities – trading and short sales	—	(102,073)	(663,339)
Purchases of other investments	(2,135)	(940)	(1,173)
Proceeds from sales of fixed-maturities – available-for-sale	355,863	142,694	304,499
Proceeds from sales of fixed-maturities – trading and short sales	—	49,883	720,100
Proceeds from maturities and calls of fixed maturities	448,881	484,091	310,526
Proceeds from redemption of other investments	400	340	4,896
Decrease (increase) in restricted cash and cash equivalents	54,967	(17,432)	(25,139)
Acquisition of subsidiaries (net of cash acquired)	—	—	635
Other	146	(341)	(1,538)
Net cash (used in) provided by investing activities	(583,994)	(637,546)	13,326
Cash flows from financing activities
Repurchase agreements, net	—	—	(76,225)
Senior notes issuance, net of issuance costs	147,446	96,594	104,689
Repayment of junior subordinated debt	—	—	(107,500)
Preference shares issuance, net of issuance costs	159,675	145,041	—
Common share issuance	1,776	478	422
Dividends paid - Maiden common shareholders	(19,607)	(29,630)	(20,921)
Dividends paid - preference shares	(14,834)	(3,644)	—
Net cash provided by (used in) financing activities	274,456	208,839	(99,535)
Effect of exchange rate changes on foreign currency cash	1,581	3,079	(3,130)
Net increase (decrease) in cash and cash equivalents	58,290	(106,539)	91,931
Cash and cash equivalents, beginning of period	81,543	188,082	96,151
Cash and cash equivalents, end of period	$139,833	$81,543	$188,082
Supplemental information on cash flows
Interest paid	$38,219	$36,219	$36,850
Taxes paid	634	55	429

Supplemental information about non cash investing and financing activities
Acquisition of fixed maturities, available-for-sale	23,478	—	81,930
Other assets	(23,478)	—	(81,930)

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization

Maiden Holdings, Ltd. (sometimes referred to as “Maiden Holdings” or “Parent Company”) is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. Together with its subsidiaries (collectively referred to as the “Company”, "We" or “Maiden”), Maiden specializes in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsure risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries in Bermuda and the United States are rated “A-” (Excellent) with a stable outlook by A.M. Best Company (“A.M. Best”), which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a negative outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels.

We provide reinsurance through our wholly owned subsidiaries, Maiden Insurance Company Ltd. (“Maiden Bermuda”) and Maiden Reinsurance Company (“Maiden US”) and have operations in Bermuda and the United States, respectively. Maiden Bermuda does not underwrite any direct insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. (“Maiden Global”) and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail clients in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written directly by Maiden Life Försäkrings AB (“Maiden LF”), a wholly owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

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

 The Company accounts for its other investments at fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, “Financial Services” (“ASC 944”). Other investments primarily comprise investments in limited partnerships which are reported at fair value based on the financial information received from the fund managers and other information available to management. Unrealized gains or losses on other investments are reported as a component of accumulated other comprehensive income.

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

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: listed derivatives that are not actively traded; U.S. government-sponsored agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); short-duration high yield fund, and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts); and;

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from a third party, a nationally recognized pricing service provider (“Pricing Service”). When quoted market prices are unavailable, the Company utilizes a pricing service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representation of fair value. If quoted market prices and an estimate from a pricing service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction

Cash and Cash Equivalents — The Company maintains its cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. Accordingly, changes in restricted cash and cash equivalents are reported as an investing activity in our Consolidated Statements of Cash Flows. The Company maintains certain cash and investments in trust accounts to be used primarily as collateral for unearned premiums and loss and loss adjustment expenses reserves owed to insureds. The Company is required to maintain minimum balances in these accounts based on pre-determined formulas. See "Note 4. (e) Investments" for additional details.

Premiums and Related Costs — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro-rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a “losses occurring” basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a “risks attaching” basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period. Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and these estimates are revised based on the actual coverage period selected by the original insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.

The unearned portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is reported as prepaid reinsurance premiums and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Reserves are established for the unexpensed portion of premiums ceded and losses recoverable are recorded as an asset called reinsurance recoverable on unpaid losses. Premiums earned are reported net of reinsurance in the Consolidated Statements of Income.

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

Only certain costs incurred in the successful acquisition of new and renewal insurance contracts are capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related costs, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts are charged to expense as incurred. Administrative costs, including rent, depreciation, occupancy, equipment, and all other general overhead costs are considered indirect costs and are expensed as incurred.

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

Debt Obligations and Deferred Debt Issuance Costs — Costs incurred in issuing debt are capitalized and amortized over the life of the debt. The amortization of these costs is included in interest expense in the Consolidated Statements of Income.

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

Noncontrolling Interests — The Company accounts for its noncontrolling interests in accordance with FASB ASC Topic 810 “Consolidations”, and presents such noncontrolling shareholders' interest in the equity section of the Company’s Consolidated Balance Sheets. Net income (loss) attributable to noncontrolling interests is presented separately in the Company’s Consolidated Statements of Income.

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

Share Based Compensation Expense — The Company recognizes the compensation expense for share option, restricted share and share unit grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense and an increase to additional paid in capital in Shareholders’ Equity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding. Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options using the treasury stock method and the mandatory convertible preference shares using the if-converted method.

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

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at prevailing year-end exchange rates. Revenues and expenses of such foreign entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in accumulated other comprehensive income. The amount of cumulative translation adjustment at December 31, 2013 was $(8,944) (2012 - $(2,535)).

Recently Adopted Accounting Standards Updates

Comprehensive Income - Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update ("ASU") 2013-02, which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. The ASU expands the current disclosure guidance by requiring entities to present separately, for each component of other comprehensive income, current period reclassifications out of accumulated other comprehensive income and other amounts of current period other comprehensive income. Entities may present the disaggregation either on the face of the statement where net income is presented or in the notes to the financial statements. The Company has opted to present this disaggregation of the components of other comprehensive income in the notes to the financial statements. The new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. Early adoption of the guidance is permitted and shall be applied prospectively. The adoption of this guidance as of January 1, 2013 did not have any effect on the Company's results of operations, financial position or liquidity.

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

Qualitative Impairment Test For Indefinite-Lived Intangibles

On July 27, 2012, the FASB issued final guidance adding an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. This ASU 2012-02 is similar to the goodwill guidance which allows companies to perform a qualitative assessment to test goodwill for impairment. This guidance gives companies the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. To perform a qualitative assessment, a company must identify and evaluate changes in economic, industry and company-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. The guidance became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have any effect on the Company's results of operations, financial position or liquidity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Technical Corrections and Improvements

In October 2012, FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, the amendments make the Codification easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications. Transition guidance is provided for amendments the FASB believes could change practice. The amendments in this ASU that do not have transition guidance are effective upon issuance for both public and nonpublic entities. For public entities, the amendments that are subject to the transition guidance became effective for fiscal periods beginning after December 15, 2012. This guidance did not have any effect on the Company's results of operations, financial position or liquidity.
Recently Issued Accounting Standards Updates Not Yet Adopted
Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity

In March 2013, FASB issued ASU 2013-05 with the objective of resolving the diversity about whether ASC 810-10, Consolidation - Overall, or ASC 830-30, Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity.

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

The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

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

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of this guidance is not expected to have an impact on the Company's results of operations, financial condition or liquidity.

3. Segment Information

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (formerly known as the ACAC Quota Share), which is currently in run-off. The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses are called general and administrative expenses and are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, other assets and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

Fee-generating business, which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts with Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense. To the extent that fee business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the underwriting results of our operating segments:

For the Year Ended December 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$761,773	$1,169,961	$164,567	$2,096,301
Net premiums earned	$762,063	$988,900	$249,924	$2,000,887
Other insurance revenue	14,232	—	—	14,232
Net loss and loss adjustment expenses	(528,541)	(652,561)	(168,528)	(1,349,630)
Commission and other acquisition expenses	(186,788)	(291,559)	(78,231)	(556,578)
General and administrative expenses	(42,331)	(1,992)	(707)	(45,030)
Underwriting income	$18,635	$42,788	$2,458	63,881
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				94,937
Amortization of intangible assets				(3,780)
Foreign exchange and other gains				2,809
Interest and amortization expenses				(39,497)
Other general and administrative expenses				(13,631)
Income tax expense				(1,863)
Income attributable to noncontrolling interests				(121)
Dividends on preference shares				(14,834)
Net income attributable to Maiden common shareholders				$87,901

Net loss and loss adjustment expense ratio*	68.1%	66.0%	67.4%	67.0%
Commission and other acquisition expense ratio**	24.1%	29.5%	31.3%	27.6%
General and administrative expense ratio***	5.4%	0.2%	0.3%	2.9%
Combined ratio****	97.6%	95.7%	99.0%	97.5%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$765,293	$840,346	$295,646	$1,901,285
Net premiums earned	$795,341	$727,781	$280,658	$1,803,780
Other insurance revenue	12,890	—	—	12,890
Net loss and loss adjustment expenses	(583,970)	(494,633)	(183,745)	(1,262,348)
Commission and other acquisition expenses	(203,209)	(200,546)	(88,276)	(492,031)
General and administrative expenses	(40,951)	(1,949)	(737)	(43,637)
Underwriting (loss) income	$(19,899)	$30,653	$7,900	18,654
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized gains on investment				83,095
Amortization of intangible assets				(4,362)
Foreign exchange gains				1,638
Interest and amortization expenses				(36,384)
Other general and administrative expenses				(10,167)
Income tax expense				(2,213)
Income attributable to noncontrolling interests				(107)
Dividends on preference shares				(3,644)
Net income attributable to Maiden common shareholders				$46,510

Net loss and loss adjustment expense ratio*	72.3%	68.0%	65.5%	69.5%
Commission and other acquisition expense ratio**	25.1%	27.6%	31.5%	27.1%
General and administrative expense ratio***	5.1%	0.2%	0.2%	2.9%
Combined ratio****	102.5%	95.8%	97.2%	99.5%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2011	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$798,037	$669,283	$256,201	$1,723,521
Net premiums earned	$748,387	$558,197	$245,844	$1,552,428
Other insurance revenue	12,640	—	—	12,640
Net loss and loss adjustment expenses	(502,375)	(380,263)	(160,416)	(1,043,054)
Commission and other acquisition expenses	(200,239)	(160,522)	(78,051)	(438,812)
General and administrative expenses	(36,374)	(2,283)	(1,635)	(40,292)
Underwriting income	$22,039	$15,129	$5,742	42,910
Reconciliation to net income attributable to Maiden common shareholders
Net investment income and realized and unrealized gains on investment				75,372
Amortization of intangible assets				(5,033)
Foreign exchange gains				323
Interest and amortization expenses				(34,155)
Accelerated amortization of junior subordinated debt discount and issuance cost				(20,313)
Junior subordinated debt repurchase expense				(15,050)
Other general and administrative expenses				(13,600)
Income tax expense				(1,927)
Income attributable to noncontrolling interests				(3)
Net income attributable to Maiden common shareholders				$28,524

Net loss and loss adjustment expense ratio*	66.0%	68.1%	65.3%	66.6%
Commission and other acquisition expense ratio**	26.3%	28.8%	31.7%	28.0%
General and administrative expense ratio***	4.8%	0.4%	0.7%	3.5%
Combined ratio****	97.1%	97.3%	97.7%	98.1%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following table summarizes the financial position of our operating segments as of December 31, 2013 and 2012:

December 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$260,882	$278,573	$20,690	$560,145
Prepaid reinsurance premiums	39,186	—	—	39,186
Reinsurance recoverable on unpaid losses	84,036	—	—	84,036
Deferred commission and other acquisition expenses	88,482	209,439	6,987	304,908
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	90,613	—	—	90,613
Restricted cash and cash equivalents and investments	1,029,537	1,098,409	103,752	2,231,698
Other assets	32,358	—	—	32,358
Total assets - operating segments	1,625,094	1,754,396	131,429	3,510,919
Corporate assets	—	—	—	1,202,460
Total Assets	$1,625,094	$1,754,396	$131,429	$4,713,379

December 31, 2012	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$260,161	$170,983	$91,470	$522,614
Prepaid reinsurance premiums	38,725	—	—	38,725
Reinsurance recoverable on unpaid losses	110,858	—	—	110,858
Deferred commission and other acquisition expenses	83,287	153,530	33,852	270,669
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	94,393	—	—	94,393
Restricted cash and cash equivalents and investments	1,052,524	857,013	90,851	2,000,388
Other assets	48,576	—	—	48,576
Total assets - operating segments	1,688,524	1,349,501	216,173	3,254,198
Corporate assets	—	—	—	883,965
Total Assets	$1,688,524	$1,349,501	$216,173	$4,138,163

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following table shows an analysis of the Company’s gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2013, 2012 and 2011. In case of business assumed from AmTrust Financial Services, Inc. ("AmTrust"), it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2013	2012	2011
Gross premiums written – North America	$1,742,333	$1,575,452	$1,400,114
Gross premiums written – Other (predominantly Europe)	461,826	425,540	412,483
Net premiums written – North America	1,638,844	1,481,076	1,317,265
Net premiums written – Other (predominantly Europe)	457,457	420,209	406,256
Net premiums earned – North America	1,602,128	1,413,596	1,194,628
Net premiums earned – Other (predominantly Europe)	398,759	390,184	357,800

The following tables set forth financial information relating to net premiums written by major line of business for the years ended December 31, 2013, 2012 and 2011:

For the Year Ended December 31,	2013		2012		2011
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$143,691	6.8%	$190,125	10.0%	$207,993	12.1%
Casualty	473,732	22.6%	433,307	22.8%	441,666	25.6%
Accident and Health	35,340	1.7%	37,244	2.0%	42,604	2.5%
International	109,010	5.2%	104,617	5.5%	105,774	6.1%
Total Diversified Reinsurance	761,773	36.3%	765,293	40.3%	798,037	46.3%
AmTrust Quota Share Reinsurance
Small Commercial Business	572,006	27.3%	364,123	19.2%	237,560	13.8%
Specialty Program	157,578	7.5%	95,902	5.0%	93,701	5.4%
Specialty Risk and Extended Warranty	440,377	21.0%	380,321	20.0%	338,022	19.6%
Total AmTrust Quota Share Reinsurance	1,169,961	55.8%	840,346	44.2%	669,283	38.8%
NGHC Quota Share
Automobile Liability	93,861	4.5%	159,861	8.4%	147,362	8.6%
Automobile Physical Damage	70,706	3.4%	135,785	7.1%	108,839	6.3%
Total NGHC Quota Share	164,567	7.9%	295,646	15.5%	256,201	14.9%
	$2,096,301	100.0%	$1,901,285	100.0%	$1,723,521	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables set forth financial information relating to net premiums earned by major line of business for the years ended December 31, 2013, 2012 and 2011:

For the Year Ended December 31,	2013		2012		2011
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$159,167	8.0%	$211,997	11.7%	$196,947	12.7%
Casualty	472,095	23.6%	444,775	24.7%	395,533	25.5%
Accident and Health	36,165	1.8%	41,968	2.3%	43,210	2.8%
International	94,636	4.7%	96,601	5.4%	112,697	7.3%
Total Diversified Reinsurance	762,063	38.1%	795,341	44.1%	748,387	48.3%
AmTrust Quota Share Reinsurance
Small Commercial Business	493,774	24.7%	313,110	17.3%	215,941	13.9%
Specialty Program	140,478	7.0%	85,812	4.8%	81,281	5.2%
Specialty Risk and Extended Warranty	354,648	17.7%	328,859	18.2%	260,975	16.8%
Total AmTrust Quota Share Reinsurance	988,900	49.4%	727,781	40.3%	558,197	35.9%
NGHC Quota Share
Automobile Liability	145,058	7.3%	155,266	8.6%	141,173	9.1%
Automobile Physical Damage	104,866	5.2%	125,392	7.0%	104,671	6.7%
Total NGHC Quota Share	249,924	12.5%	280,658	15.6%	245,844	15.8%
	$2,000,887	100.0%	$1,803,780	100.0%	$1,552,428	100.0%

4. Investments

a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of December 31, 2013 and 2012, are as follows:

December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,622	$587	$—	$17,209
U.S. agency bonds – mortgage-backed	1,292,032	11,727	(41,104)	1,262,655
U.S. agency bonds – other	7,207	901	—	8,108
Non-U.S. government bonds	70,377	3,547	(712)	73,212
Other mortgage-backed securities	33,676	—	(232)	33,444
Corporate bonds	1,546,578	82,952	(22,830)	1,606,700
Municipal bonds - auction rate	99,170	—	—	99,170
Municipal bonds - other	62,130	934	(1,495)	61,569
Total available-for-sale fixed maturities	3,127,792	100,648	(66,373)	3,162,067
Other investments	4,522	570	—	5,092
Total investments	$3,132,314	$101,218	$(66,373)	$3,167,159

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

December 31, 2012	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$42,671	$1,260	$—	$43,931
U.S. agency bonds – mortgage-backed	962,649	30,998	(1,473)	992,174
U.S. agency bonds – other	11,682	1,407	—	13,089
Non-U.S. government bonds	55,169	2,264	—	57,433
Other mortgage-backed securities	23,167	901	—	24,068
Corporate bonds	1,247,260	113,386	(6,492)	1,354,154
Municipal bonds - auction rate	120,005	—	—	120,005
Municipal bonds - other	12,599	1,244	—	13,843
Total available-for-sale fixed maturities	2,475,202	151,460	(7,965)	2,618,697
Other investments	2,599	353	(51)	2,901
Total investments	$2,477,801	$151,813	$(8,016)	$2,621,598

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2013	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$87,038	$88,549	2.8%
Due after one year through five years	397,600	427,372	13.5%
Due after five years through ten years	1,122,117	1,154,412	36.5%
Due after ten years	195,329	195,635	6.2%
	1,802,084	1,865,968	59.0%
U.S. agency bonds - mortgage-backed	1,292,032	1,262,655	39.9%
Other mortgage-backed securities	33,676	33,444	1.1%
Total available-for-sale fixed maturities	$3,127,792	$3,162,067	100.0%

The following tables summarize fixed maturities and other investment in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities:
U.S. agency bonds – mortgage-backed	$795,439	$(38,421)	$60,602	$(2,683)	$856,041	$(41,104)
Non–U.S. government bonds	9,946	(712)	—	—	9,946	(712)
Other mortgage-backed securities	33,444	(232)	—	—	33,444	(232)
Corporate bonds	463,469	(16,687)	169,294	(6,143)	632,763	(22,830)
Municipal bonds - other	50,545	(1,495)	—	—	50,545	(1,495)
Total temporarily impaired available-for-sale fixed maturities	$1,352,843	$(57,547)	$229,896	$(8,826)	$1,582,739	$(66,373)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

As of December 31, 2013, there were approximately 140 securities in an unrealized loss position with a fair value of $1,582,739 and unrealized losses of $66,373. Of these securities, there are 19 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $229,896 and unrealized losses of $8,826.

	Less than 12 Months		12 Months or More		Total
December 31, 2012	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities:
U.S. agency bonds – mortgage-backed	$158,591	$(1,473)	$—	$—	$158,591	$(1,473)
Corporate bonds	94,742	(1,098)	141,842	(5,394)	236,584	(6,492)
	253,333	(2,571)	141,842	(5,394)	395,175	(7,965)
Other investment	—	—	2,011	(51)	2,011	(51)
Total temporarily impaired available-for-sale fixed maturities and other investment	$253,333	$(2,571)	$143,853	$(5,445)	$397,186	$(8,016)

As of December 31, 2012, there were approximately 32 securities in an unrealized loss position with a fair value of $397,186 and unrealized losses of $8,016. Of these securities, there are 9 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $143,853 and unrealized losses of $5,445.

OTTI

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of December 31, 2013, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the years ended December 31, 2013, 2012 and 2011, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at December 31, 2013 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2013.

The following summarizes the credit ratings of our available-for-sale fixed maturities:

Rating* as of December 31, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,622	$17,209	0.5%
U.S. agency bonds	1,299,239	1,270,763	40.2%
AAA	210,872	222,417	7.0%
AA+, AA, AA-	236,424	242,986	7.7%
A+, A, A-	619,148	651,248	20.6%
BBB+, BBB, BBB-	689,532	701,529	22.2%
BB+ or lower	55,955	55,915	1.8%
Total	$3,127,792	$3,162,067	100.0%

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
*Ratings as assigned by S&P

b) Other Investments

The table below shows our portfolio of other investments:

December 31,	2013		2012
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$4,092	80.4%	$2,901	100.0%
Other	1,000	19.6%	—	—%
Total other investments	$5,092	100.0%	$2,901	100.0%

The Company has an unfunded commitment on its investment in limited partnerships of approximately $2,088 as of December 31, 2013.

c) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2013	2012	2011
Fixed maturities	$89,350	$79,891	$72,050
Cash and cash equivalents	3,120	1,439	925
Funds withheld	1,452	1,648	4,235
Loan to related party	1,857	1,945	1,925
	95,779	84,923	79,135
Less:
Investment expenses	(4,427)	(3,735)	(3,488)
Interest expense on securities sold under agreements to repurchase	—	—	(756)
Total	$91,352	$81,188	$74,891

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

d) Realized and Unrealized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized and unrealized gains on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$5,598	$(2,201)	$3,397
Other investments	188	—	188
Net realized gains on investment	$5,786	$(2,201)	$3,585

For the Year Ended December 31, 2012	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,468	$(13)	$3,455
Trading securities and short sales	—	(1,592)	(1,592)
Other investments	55	(11)	44
Net realized gains on investment	$3,523	$(1,616)	$1,907

For the Year Ended December 31, 2011	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$5,091	$(1,812)	$3,279
Trading securities and short sales	2,709	(1,902)	807
Other investments	43	(116)	(73)
Net realized gains	7,843	(3,830)	4,013
Unrealized losses on short sales	—	(3,532)	(3,532)
Net realized and unrealized gains on investment	$7,843	$(7,362)	$481

Proceeds from sales of fixed maturities classified as available-for-sale were $355,863, $142,694 and $304,499, for the years ended December 31, 2013, 2012 and 2011, respectively.

Net unrealized gains were as follows:

December 31,	2013	2012	2011
Available-for-sale fixed maturities	$34,275	$143,495	$63,555
Other investments	570	302	237
Total net unrealized gains	34,845	143,797	63,792
Deferred income tax	(117)	(132)	(55)
Net unrealized gains, net of deferred income tax	$34,728	$143,665	$63,737
Change in net unrealized gains, net of deferred income tax	$(108,937)	$79,928	$8,983

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

December 31,	2013	2012
Restricted cash and cash equivalents – third party agreements	$72,877	$97,695
Restricted cash and cash equivalents – related party agreements	4,429	33,882
Restricted cash and cash equivalents – U.S. state regulatory authorities	54	750
Total restricted cash and cash equivalents	77,360	132,327
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2013 – $933,897; 2012 – $895,522)	939,800	935,041
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2013 – $1,183,156; 2012 – $851,873)	1,201,473	919,557
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2013 – $12,730; 2012 – $12,744)	13,065	13,463
Total restricted investments	2,154,338	1,868,061
Total restricted cash and cash equivalents and investments	$2,231,698	$2,000,388

5. Fair Value Measurements

a) Fair Values of Financial Instruments

ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of December 31, 2013.

U.S. government and U.S. government agencies — Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury securities are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury securities is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency bonds are included in the Level 2 fair value hierarchy.

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

Other mortgage-backed securities — Other mortgage-backed bonds consist of three commercial mortgage-backed securities ("CMBS"). These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

Municipal bonds - auction rate — Comprised of auction rate securities issued by U.S. state and municipality entities or agencies. Municipal auction rate securities are reported in the Consolidated Balance Sheets at fair value which approximates their cost. As the significant inputs used to price the auction rate securities are observable market inputs, auction rate securities are classified within Level 2.

Municipal bonds - other — Comprised of bonds issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipal bonds are classified within Level 2.

Other investments — The fair values of the investments in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy. The fair value of the investment in preference shares of a start-up insurance producer was determined using recent private market transactions, and as such, the fair value is included in the Level 3 fair value hierarchy.

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

Junior subordinated debt — The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt is determined using observable market inputs in the Black-Derman-Toy model, the fair value is included in the Level 2 fair value hierarchy. See "Note 17. Subsequent Events" for additional information related to the redemption of the Junior Subordinated Debt.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

At December 31, 2013 and 2012, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale fixed maturities
U.S. treasury bonds	$17,209	$—	$—	$17,209
U.S. agency bonds – mortgage-backed	—	1,262,655	—	1,262,655
U.S. agency bonds – other	—	8,108	—	8,108
Non-U.S. government bonds	—	73,212	—	73,212
Other mortgage-backed securities	—	33,444	—	33,444
Corporate bonds	—	1,606,700	—	1,606,700
Municipal bonds - auction rate	—	99,170	—	99,170
Municipal bonds - other	—	61,569	—	61,569
Other investments	—	—	5,092	5,092
Total	$17,209	$3,144,858	$5,092	$3,167,159
As a percentage of total assets	0.4%	66.7%	0.1%	67.2%

December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Available-for-sale fixed maturities
U.S. treasury bonds	$43,931	$—	$—	$43,931
U.S. agency bonds – mortgage-backed	—	992,174	—	992,174
U.S. agency bonds – other	—	13,089	—	13,089
Non-U.S. government bonds	—	57,433	—	57,433
Other mortgage-backed securities	—	24,068	—	24,068
Corporate bonds	—	1,354,154	—	1,354,154
Municipal bonds - auction rate	—	120,005	—	120,005
Municipal bonds - other	—	13,843	—	13,843
Other investments	—	—	2,901	2,901
Total	$43,931	$2,574,766	$2,901	$2,621,598
As a percentage of total assets	1.1%	62.2%	0.1%	63.4%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 95.3% and 99.7% of its fixed maturities at December 31, 2013 and 2012, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. As of December 31, 2013 and 2012, 4.7% and 0.3%, respectively, of its fixed maturities are valued using the market approach. At those dates, a total of five securities and one security, respectively, or approximately $150,298 and $26,121, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service. For each of these securities, the Pricing Service was not able to value these newly-issued U.S. agency bonds due to the lack of information available as of December 31, 2013 and 2012. All of these securities were valued subsequently in January 2014 and 2013, respectively, by the Pricing Service. At December 31, 2013 and 2012, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Consolidated Financial Statements.

Other investments: The Company has $4,092 or approximately 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company also has an investment of $1,000 in preference shares of a start-up insurance producer, the fair value was determined using recent private market transactions, and as such, the fair value is included in the Level 3 fair value hierarchy.

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
Other investments:	2013	2012
Balance at beginning of period	$2,901	$2,192
Total realized gains – included in net realized and unrealized gains on investment	188	55
Total realized (losses) – included in net realized and unrealized gains on investment	—	(11)
Change in total unrealized gains – included in other comprehensive (loss) income	268	65
Change in total unrealized losses – included in other comprehensive (loss) income	—	—
Purchases	2,135	940
Sales and redemptions	(400)	(340)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$5,092	$2,901
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated Debt as of December 31, 2013 and 2012:

		December 31, 2013		December 31, 2012
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$101,480	$107,500	$112,832
2012 Senior Notes	8.00%	100,000	89,760	100,000	105,600
2013 Senior Notes	7.75%	152,500	126,209	—	—
Junior Subordinated Debt	14.00%	126,381	152,500	126,317	166,919

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

The following tables show the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
December 31, 2011	$58,312	$40,443	$98,755
Amortization	—	(4,362)	(4,362)
December 31, 2012	58,312	36,081	94,393
Amortization	—	(3,780)	(3,780)
December 31, 2013	$58,312	$32,301	$90,613

December 31, 2013	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(26,826)	24,574	15 years double declining
Net balance	$117,439	$(26,826)	$90,613

December 31, 2012	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(23,046)	28,354	15 years double declining
Net balance	$117,439	$(23,046)	$94,393

The goodwill and intangible assets were recognized as a result of the the acquisition of the reinsurance operations of GMAC Insurance (“GMACI”), including its book of assumed reinsurance business, GMAC RE Insurance Services LLC (renamed Maiden Re), GMAC Direct Insurance Company (renamed Maiden US) and Integon Specialty Insurance Company (renamed Maiden Specialty Insurance Company ("Maiden Specialty") (collectively referred to as the “GMAC Acquisition”) on October 31, 2008 and the acquisition of the majority of the reinsurance-related infrastructure, assets and liabilities of U.K. based GMAC International Insurance Services ("IIS") (the "IIS Acquisition") on November 30, 2010 and. The goodwill and intangible assets are assigned to the Diversified Reinsurance segment and are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2013, 2012 and 2011.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)

The estimated amortization of intangible assets for the next five years is:

2014	$3,276
2015	2,840
2016	2,461
2017	2,133
2018	1,848

7. Long-Term Debt

Senior Notes

In June 2011, the Company, through its wholly owned subsidiary Maiden Holdings North America, Ltd. ("Maiden NA"), issued $107,500 principal amount of 8.25% Senior Notes (“2011 Senior Notes”) due on June 15, 2041, which are fully and unconditionally guaranteed by the Company. The 2011 Senior Notes are redeemable for cash, in whole or in part, on or after June 15, 2016, at 100% of the principal amount plus accrued and unpaid interest to but excluding the redemption date. The 2011 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2011 Senior Notes, based on the net proceeds received, was 8.47%. The net proceeds from the sale of the 2011 Senior Notes were $104,689, after issuance costs of $2,811. The issuance costs related to the 2011 Senior Notes were capitalized and are being amortized over the life of the notes. Amortization expense for the year ended December 31, 2013 was $94 (2012 - $94 and for the period from June 15, 2011 to December 31, 2011- $49).

The interest on the 2011 Senior Notes is payable each quarter beginning on September 15, 2011. Interest expense for the year ended December 31, 2013 was $8,869 (2012 - $8,869 and for the period from June 15, 2011 to December 31, 2011- $4,607), of which $394 was accrued as of December 31, 2013 and 2012, respectively. See "Note 10. Related Party Transactions" for additional information on related party participation in the 2011 Senior Notes.

In March 2012, the Company, through Maiden NA, issued $100,000 principal amount of 8.00% Senior Notes ("2012 Senior Notes") due on March 27, 2042, which are fully and unconditionally guaranteed by the Company. The 2012 Senior Notes are redeemable for cash, in whole or in part, on or after March 27, 2017, at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2012 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2012 Senior Notes, based on the net proceeds received, was 8.28%. The net proceeds from the sale of the 2012 Senior Notes were $96,594, after issuance costs of $3,406. The issuance costs related to the 2012 Senior Notes were capitalized and will be amortized over the life of the notes. Amortization expense for the year ended December 31, 2013 was $113 (for the period from March 27, 2012 to December 31, 2012 - $87).

The interest on the 2012 Senior Notes is payable each quarter beginning on June 27, 2012. Interest expense for the year ended December 31, 2013 was $8,000 (for the period from March 27, 2012 to December 31, 2012 - $6,111), of which $111 was accrued as of December 31, 2013 and 2012, respectively.

On November 25, 2013, the Company, through Maiden NA, issued $152,500 principal amount of 7.75% Senior Notes ("2013 Senior Notes") due on December 1, 2043, which are fully and unconditionally guaranteed by the Company. The 2013 Senior Notes are redeemable for cash, in whole or in part, on or after December 1, 2018 at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The 2013 Senior Notes are an unsecured and unsubordinated obligation of the Company and rank ahead of the Junior Subordinated Debt, described below. The effective interest rate of the 2013 Senior Notes, based on the net proceeds received, was 8.02%. The net proceeds from the sale of the 2013 Senior Notes were $147,446 after issuance costs of $5,054. The issuance costs related to the 2013 Senior Notes were capitalized and will be amortized over the life of the notes. Amortization expense for the period from November 25, 2013 to December 31, 2013 was $17.

The interest on the 2013 Senior Notes is payable each quarter beginning on March 1, 2014 and will include accrued interest from November 25, 2013. Interest expense for the period from November 25, 2013 to December 31, 2013 was $1,215, all of which was accrued as of December 31, 2013.

Junior Subordinated Debt

On January 20, 2009, the Company completed a private placement of 260,000 units (the “Units”), each Unit consisting of $1,000 principal amount of capital securities (the “Trust Preferred Securities”) of Maiden Capital Financing Trust (the “Trust”), a special purpose trust established by Maiden NA, and 45 common shares, $0.01 par value, of the Company for a purchase price of $1,000.45 per Unit (the “TRUPS Offering”). In the aggregate, 11,700,000 common shares were issued to the purchasers in the TRUPS Offering. This resulted in gross proceeds to the Company of $260,117, before $4,342 of issuance costs.

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

As of December 31, 2013, the stated value of the Junior Subordinated Debt was $126,381, which comprises the principal amount of $152,500 and unamortized discount of $26,119. Amortization expense for the year ended December 31, 2013 was $64 (2012 - $54, 2011 - $46). Interest expense for the year ended December 31, 2013 was $21,350 (2012 - $21,350, 2011 - $29,502), of which $4,448 was accrued as of December 31, 2013 and 2012, respectively. See "Note 17. Subsequent Events" for additional information related to the redemption of the Junior Subordinated Debt.

8. Reinsurance

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Reinsurance (continued)

The effect of retrocessional activity on net premiums written and earned and on net loss and loss adjustment expenses for the years ended December 31, 2013, 2012 and 2011 was as follows:

For the Year Ended December 31,	2013	2012	2011
Premiums written
Direct	$104,976	$122,412	$114,036
Assumed	2,099,183	1,878,580	1,698,561
Ceded	(107,858)	(99,707)	(89,076)
Net	$2,096,301	$1,901,285	$1,723,521
Premiums earned
Direct	$118,170	$119,398	$112,308
Assumed	1,994,225	1,780,745	1,523,685
Ceded	(111,508)	(96,363)	(83,565)
Net	$2,000,887	$1,803,780	$1,552,428
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	$1,421,328	$1,457,404	$1,103,821
Loss and loss adjustment expenses ceded	(71,698)	(195,056)	(60,767)
Net	$1,349,630	$1,262,348	$1,043,054

The reinsurers with the three largest balances accounted for 38.0%, 13.3% and 11.7%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2013 (2012 – 30.2%, 18.0% and 11.4%, respectively). At December 31, 2013, 90.2% of the reinsurance recoverable on unpaid loss and loss adjusted expenses ceded was due from reinsurers with credit ratings from A.M Best of A or better, 7.5% due from reinsurers with credit ratings of A- and the remaining 2.0% of the reinsurance recoverable was due from reinsurers with credit ratings of B++. At December 31, 2013 and 2012, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

9. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and loss adjustment expenses comprises:

December 31,	2013	2012
Reserve for reported loss and loss adjustment expenses	$1,087,401	$1,029,594
Reserve for losses incurred but not reported	870,434	710,687
Reserve for loss and loss adjustment expenses	$1,957,835	$1,740,281

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expense (continued)

The following table represents a reconciliation of our beginning and ending gross and net loss and loss adjustment expense reserves:

For the Year Ended December 31,	2013	2012	2011
Gross loss and loss adjustment expense reserves, January 1	$1,740,281	$1,398,438	$1,226,773
Less: reinsurance recoverable on unpaid losses, January 1	110,858	20,289	6,656
Net loss and loss adjustment expense reserves, January 1	1,629,423	1,378,149	1,220,117
Net incurred losses related to:
Current year	1,351,043	1,239,016	1,028,855
Prior years	(1,413)	23,332	14,199
	1,349,630	1,262,348	1,043,054
Net paid losses related to:
Current year	(517,606)	(485,015)	(456,149)
Prior years	(598,490)	(530,294)	(423,855)
	(1,116,096)	(1,015,309)	(880,004)
Acquired loss and loss expense reserve	—	—	450
Effect of foreign exchange movements	10,842	4,235	(5,468)
Net loss and loss adjustment expense reserves, December 31	1,873,799	1,629,423	1,378,149
Reinsurance recoverable on unpaid losses, December 31	84,036	110,858	20,289
Gross loss and loss adjustment expense reserves, December 31	$1,957,835	$1,740,281	$1,398,438

Management believes that its use of both historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. As the Company writes more business and develops more credible data, the Company expects to assign more weight to its own historical experience than industry-wide results. In either case, future events beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.

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

During 2013, the Company recorded estimated favorable development on prior year loss reserves of $1,413 compared to net adverse development of $23,332 in the prior year and $14,199 in 2011. Included in the total is $13,721 (2012 - $9,134, 2011 - $28,898) of gains relating to the loss portfolio transfers acquired as part of the GMAC Acquisition and the IIS Acquisition. The total gain to date from the loss portfolio transfer reserves is $89,373 (2012 - $75,656, 2011 - $68,882) of which $0 remains as of December 31, 2013 (2012 - $4). The gain is amortized into income in proportion to the actual paydown of the reserves acquired.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 59% of the outstanding common shares of AmTrust. In addition, on June 5, 2013, AmTrust converted its 53,054 shares of Series A Preferred Stock of National General Holdings Corp. ("NGHC") (formerly known as American Capital Acquisition Corporation, or ACAC) into 42,958 common shares of NGHC, par value $0.01 per share, which became 12,295,430 common shares after NGHC effected a 286.22:1 stock split on June 6, 2013. On June 6, 2013, NGHC issued 21,850,000 common shares in a 144A offering, which resulted in AmTrust owning 15.4% of the issued and outstanding common shares of NGHC, Michael Karfunkel owning 15.8% of the outstanding common shares of NGHC and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel) owning 41.4% of the outstanding common shares of NGHC ("Annuity Trust"). Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Effective March 7, 2013, Maiden Bermuda and AII amended the Reinsurance Agreement extending the term of the agreement to July 1, 2016, and shall automatically renew for successive three-year periods thereafter. If AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to either July 1, 2016 or the expiration of any successive three-year period. In addition, either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Lastly, with regard to the Specialty Program portion of Covered Business only, AII will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the “AmTrust Loss Corridor”). For the purposes of determining whether the loss ratio falls within the AmTrust Loss Corridor, workers' compensation business written in AmTrust's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation. Above and below the defined corridor, Maiden Bermuda will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement.

Maiden Bermuda recorded approximately $273,484, $185,574 and $150,140 of ceding commission expense for the years ended December 31, 2013, 2012 and 2011, respectively, as a result of this transaction.

AmTrust European Hospital Liability Quota Share Agreement (“European Hospital Liability Quota Share”)

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited and AmTrust International Underwriters Limited, both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40%f the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow the reinsured a profit share on original net premiums ceded under the contract. The profit sharing is based upon the reinsured exceeding defined underwriting performance of each contract year, commencing two years after the beginning of each contract year. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed. The agreement has an initial term of one year, has been renewed through March 31, 2015 and can be terminated at any April 1 by either party on four months notice.

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

For the year ended December 31, 2013, the Company recorded approximately $5,713 (2012 - $5,876, 2011 - $3,405) of commission expense as a result of this transaction.

Other Reinsurance Agreements

Effective September 1, 2010, the Company through its indirect wholly owned subsidiary, Maiden Specialty, entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. (“Technology”), a subsidiary of AmTrust. Under the agreement, Maiden Specialty ceded (a) 90% of its gross liability written under the Open Lending Program (“OPL”) and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology was not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded approximately $928 of ceded earned premiums and $186 ceding commission income for the year ended December 31, 2013 (2012 - $7,363 and $2,171, respectively, 2011 - $10,276 and $3,155, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden US, entered into an arrangement whereby a subsidiary of AmTrust fronted a a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off. Pursuant to the latest amendment, Maiden US now receives 100% of the premium and reinsures 100% of the gross liabilities incurred (from the effective date). Under this agreement, as amended, Maiden US recorded approximately $4,785 of premiums earned and $239 of commission expense for the year ended December 31, 2013, (2012 - $2,145 and $107, respectively, 2011 - $7 and $0.1, respectively).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net written premiums varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $643 of net premiums earned and $158 of commission expense for the year ended December 31, 2013 ($388 net premiums earned and $81 commission expense for the year ended December 31, 2012, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of December 31, 2013 and 2012 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of December 31, 2013 was approximately $1,094,964 (2012 - $857,013) and the accrued interest was $8,159 (2012 - $6,967). See "Note 4. (e) Investments" for additional information.

Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. (“AIIB”), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed from AII. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $12,361, $9,097 and $6,977 of reinsurance brokerage expense for the years ended December 31, 2013, 2012 and 2011, respectively, and deferred reinsurance brokerage of $8,592 and $6,299 as of December 31, 2013 and 2012, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

The Company also paid brokerage fees to AmTrust's subsidiary, AmTrust NA, of $65, $61 and $111 for the years ended December 31, 2013, 2012 and 2011, respectively, for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited (“AIIM”), an AmTrust subsidiary, pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 years written notice by either party. The Company recorded approximately $4,388, $3,697 and $3,158 of investment management fees for the years ended December 31, 2013, 2012 and 2011, respectively, as a result of this agreement.

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. (“AUI”), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2013, the Company recorded an expense of $57 (2012- $38, 2011 - $96) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“NGHC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda. Maiden Bermuda has a 50% participation in the NGHC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business. The NGHC Quota Share provides that the reinsurers, severally, in accordance with their participation percentages, shall receive 50% of the net premium of the GMAC personal lines insurance companies and assume 50% of the related net losses. The NGHC Quota Share has an initial term of three years and shall renew automatically for successive three years terms unless terminated by written notice not less than nine months prior to the expiration of the current term. Notwithstanding the foregoing, Maiden Bermuda's participation in the NGHC Quota Share may be terminated by NGHC on 60 days written notice in the event Maiden Bermuda becomes insolvent, is placed into receivership, its financial condition is impaired by 50% of the amount of its surplus at the inception of the NGHC Quota Share or latest anniversary, whichever is greater, is subject to a change of control, or ceases writing new and renewal business. NGHC also may terminate the agreement on nine months written notice following the effective date of initial public offering or private placement of stock by NGHC or a subsidiary. Maiden Bermuda may terminate its participation in the NGHC Quota Share on 60 days written notice in the event NGHC is subject to a change of control, ceases writing new and renewal business, effects a reduction in their net retention without Maiden Bermuda's consent or fails to remit premium as required by the terms of the NGHC Quota Share.

The NGHC Quota Share provides that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.The ceding commission is subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio is 64.5% or greater.

Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission is subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater.

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire.

Maiden Bermuda recorded approximately $75,382 of ceding commission expense for the year ended December 31, 2013 (2012- $85,296, 2011 - $74,983) as a result of this transaction.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Other

Effective April 1, 2013, Maiden US entered into a Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2013 through March 31, 2014. Maiden US is liable, under layer 1 of this agreement, for 100% of the net loss for each covered person per agreement year in excess of the $1,000 retention (each covered person per agreement year). Under this layer, Maiden US's liability shall not exceed $4,000 per covered person per agreement year. Maiden US is also liable, under layer 2 of this agreement, for 100% of net loss for each covered person per agreement year in excess of layer 1. Maiden US' liability under this section shall not exceed $5,000 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US indemnifies extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2014 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under this agreement, Maiden US recorded approximately $180 of premiums earned for the year ended December 31, 2013.

Effective September 12, 2012, the Company through its indirect wholly owned subsidiary, Maiden Re Insurance Services, LLC ("Maiden Re"), entered into a consulting agreement with Integon Association Management LLC ("Integon"), a wholly owned subsidiary of NGHC, pursuant to which Maiden Re agreed to provide to Integon underwriting, and pricing support for a fee of $25 per month, and also a fee of $0.1 for each policy quote evaluation and an additional $0.1 for each policy re-quote evaluation. The initial term of this agreement was a period of one year. This consulting agreement was amended after its initial term, effective September 12, 2013, whereby the term was for a period of one month, with renewals for successive monthly periods occurring automatically unless a party delivers at least 30 days prior written notice of non-renewal to the other party. The amendment also altered the consideration due to Maiden Re for the services provided. Under the terms of the amendment, the monthly fee was $15 per month and the fee for each policy quote evaluation varied based on quantity of quotes provided per month.The Company recorded $276 consulting fee income for the year ended December 31, 2013 (2012 - $100). During the fourth quarter 2013, Maiden received notice of the termination of this agreement effective December 31, 2013.

In June 2011, the Company, through Maiden NA, issued $107,500 principal amount of 8.25% Senior Notes due on June 15, 2041, which are fully and unconditionally guaranteed by the Company. The 2011 Senior Notes were used to repurchase on a pro rata basis $107,500 of the $260,000 outstanding Trust Preferred Securities. The Company offered all Trust Preferred Securities holders the option to have their securities repurchased on the same terms. ACP Re Ltd., an entity owned by the Annuity Trust controlled by Leah Karfunkel accepted the offer to repurchase its $79,066 in principal amount of Trust Preferred Securities on July 15, 2011. George Karfunkel purchased $25,000, and NGHC and AII each purchased $12,500, of the principal amount of the 2011 Senior Notes. The Company's Audit Committee reviewed and approved NGHC's, AII's, and George Karfunkel's participation in the 2011 Senior Notes offering.

11. Commitments and Contingencies

a) Concentrations of Credit Risk

As of December 31, 2013 and 2012, the Company’s assets primarily consisted of investments, cash, loan to related party and reinsurance balances receivable.

The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit.

The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable, within which the largest balance is due from AmTrust. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable. The Company believes these balances will be fully collectible.

b) Concentrations of Revenue

During 2013, our gross premiums written from AmTrust and NGHC accounted for 60.6% (2012 – 56.8%, 2011 – 51.0%) of our total gross premiums written. AmTrust accounted for $1,169,961 or 53.1% (2012 – $840,346 or 42.0%, 2011 – $669,283 or 36.9%) and NGHC accounted for $164,567 or 7.5% ( 2012 – $295,646 or 14.8%, 2011 – $256,201 or 14.1%).

c) Brokers

We produce our reinsurance business for our Diversified Reinsurance segment primarily through brokers. During 2013, three brokers accounted for 49.7% (2012 – 49.7%, 2011 – 59.7%) of our total gross premiums written through brokers for the Diversified Reinsurance segment. Marsh Inc. (including Guy Carpenter) accounted for 20.9% (2012 – 24.1%, 2011 – 27.4%), Aon Benfield Inc. for 19.7% (2012– 13.5%, 2011 – 18.1%) and Beach & Associates, Ltd. for 9.1% (2012 – 12.1%, 2011 – 14.2%).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies (continued)

d) Letters of Credit

As of December 31, 2013 and 2012, we had letters of credit outstanding of $93,860 and $91,821, respectively. The letters of credit are secured by cash and fixed maturities with a fair value of $99,482 (2012 - $113,717).

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2017. The Company's office space lease in Hamilton, Bermuda for Maiden Holdings and Maiden Bermuda, which expires on November 30, 2017, has an option to renew for another five years. The Company's total rent expense for the years ended December 31, 2013, 2012 and 2011 was $2,286, $2,485 and $2,283, respectively. Future minimum lease payments as of December 31, 2013 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2013
2014	$2,004
2015	1,345
2016	717
2017	593
2018	—
$4,659

g) Unfunded Commitments

The Company has an unfunded commitment on its investment in limited partnerships of approximately $2,088 as of December 31, 2013.

h) Loans and Other Collateral

Please see "Note 10. Related Party Transactions" for the discussion related to loan provided to AmTrust.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies (continued)

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. A hearing is presently scheduled to begin in May 2014. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

k) Dividends declared

During the fourth quarter, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.11	January 15, 2014	January 2, 2014

12. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2013	2012	2011
Numerator:
Net income attributable to Maiden shareholders	$102,735	$50,154	$28,524
Dividends on preference shares	(14,834)	(3,644)	—
Amount allocated to participating common shareholders (1)	(116)	—	—
Numerator for basic EPS - net income allocated to Maiden common shareholders	87,785	46,510	28,524
Potentially dilutive securities:
Dividends on convertible preference shares	2,459	—	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$90,244	$46,510	$28,524
Denominator:
Weighted average number of common shares – basic	72,510,361	72,263,022	72,155,503
Potentially dilutive securities:
Share options and restricted share units	1,253,479	842,509	748,185
Convertible preference shares	2,653,999	—	—
Adjusted weighted average number of common shares and assumed conversions – diluted	76,417,839	73,105,531	72,903,688
Basic earnings per share attributable to Maiden common shareholders:	$1.21	$0.64	$0.40
Diluted earnings per share attributable to Maiden common shareholders:	$1.18	$0.64	$0.39

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to Company's employees under the 2007 Share Incentive Plan.

As of December 31, 2013, a total weighted average of 0 share options (2012 – 404,321; 2011 – 437,348) were excluded from diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity

As of December 31, 2013, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 73,595,897 common shares, of which 72,633,561 common shares are outstanding, and issued 9,300,000 preference shares. The remaining 67,104,103 are undesignated as of December 31, 2013.
a) Common Shares

The following table shows the summary of changes in common shares outstanding:

For the Year Ended December 31,	2013	2012	2011
Outstanding shares – January 1	72,343,947	72,221,428	72,107,100
Exercise of options	289,614	122,519	114,328
Outstanding shares – December 31	72,633,561	72,343,947	72,221,428

The Company's common shares have a par value of $0.01 per share. The holders of our common shares are entitled to receive dividends and are allocated one vote per common share, subject to downward adjustment under certain circumstances.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization whereby in August 2012, the Board of Directors approved the repurchase of up to $75 million of the Company's common shares. During the years ended December 31, 2013, and 2012 there were no common shares repurchased by the Company.

(b) Mandatory Convertible Preference Shares - Series B
In October 2013, the Company issued a total of 3,300,000 7.25% Mandatory Convertible Preference Shares - Series B (the "Preference Shares - Series B"), par value $0.01, at a price of $50 per preference share. The Company received net proceeds of $159,675 from the offering after deducting issuance costs of $5,325, which was recognized as a reduction in additional paid-in capital. The Preference Shares - Series B are not redeemable. The authorized number of the Preference Shares - Series B is 3,300,000.
The Company will pay cumulative dividends on each of the Preference Shares - Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share - Series B or $0.90625 per quarter except on the initial payment date which was $0.745139). Dividends will accrue and accumulate from the date of issuance and, to the extent that the Company has lawfully available funds to pay dividends and the board of directors declares a dividend payable, it will pay dividends quarterly each year commencing on December 15, 2013, up to, and including, September 15, 2016 in cash and on September 15, 2016 or any earlier conversion date in cash, or common shares, or a combination thereof, at the Company’s election and subject to the share cap, which is an amount per share equal to the product of (i) 2 and (ii) the maximum conversion rate of 4.0322, subject to conversion rate adjustments.
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
For the year ended December 31, 2013, the Company declared and paid $2,459 in dividends on the Preference Shares - Series B.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

c) Preference Shares - Series A

On August 22, 2012, the Company issued six million 8.25% Preference Shares - Series A (the “Preference Shares - Series A”), par value $0.01 per share, at a price of $25 per share. The Company received net proceeds of $145,041 from its offering, after deducting issuance costs of $4,959, which was recognized as a reduction in additional paid-in capital. The Preference Shares - Series A have no stated maturity date and are redeemable in whole or in part at the option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The authorized number of the Preference Shares - Series A is 6,000,000.

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

To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.25% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares - Series A remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Preference Shares - Series A have been declared and paid, no dividend shall be paid or declared on the common shares.

The holders of the Preference Shares - Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods.

For the years ended December 31, 2013 and 2012, the Company declared and paid $12,375 and $3,644 in dividends, respectively on the Preference Shares - Series A.

d) Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the years ended December 31, 2013, 2012 and 2011.

For the Year Ended December 31, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive loss before reclassifications	(101,984)	(6,388)	(108,372)
Amounts reclassified from accumulated other comprehensive income to net realized and unrealized gains on investment in the statement of income	(6,953)	—	(6,953)
Net current period other comprehensive loss	(108,937)	(6,388)	(115,325)
Ending balance	34,728	(8,927)	25,801
Less: Accumulated other comprehensive income attributable to noncontrolling interest	—	17	17
Ending balance, Maiden shareholders	$34,728	$(8,944)	$25,784

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

For the Year Ended December 31, 2012	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$63,737	$313	$64,050
Other comprehensive income (loss) before reclassifications	82,915	(2,852)	80,063
Amounts reclassified from accumulated other comprehensive income to net realized and unrealized gains on investment in the statement of income	(2,987)	—	(2,987)
Net current period other comprehensive income (loss)	79,928	(2,852)	77,076
Ending balance	143,665	(2,539)	141,126
Less: Accumulated other comprehensive loss attributable to noncontrolling interest	—	(4)	(4)
Ending balance, Maiden shareholders	$143,665	$(2,535)	$141,130

For the Year Ended December 31, 2011	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$54,754	$(420)	$54,334
Other comprehensive income before reclassifications	12,189	733	12,922
Amounts reclassified from accumulated other comprehensive income to net realized and unrealized gains on investment in the statement of income	(3,206)	—	(3,206)
Net current period other comprehensive income	8,983	733	9,716
Ending balance	63,737	313	64,050
Less: Accumulated other comprehensive loss attributable to noncontrolling interest	—	(9)	(9)
Ending balance, Maiden shareholders	$63,737	$322	$64,059

14. Share Compensation and Pension Plans

The Company’s Amended and Restated 2007 Share Incentive Plan (the “Plan”), provides for grants of options, restricted common shares and restricted share units. The total number of common shares currently reserved for issuance under the Plan is 10,000,000. The Plan is administered by the Compensation Committee of the Board of Directors.

Restricted Shares and Share Units

The fair value of each restricted share or share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense over the requisite service period as determined by the Compensation Committee of the Board of Directors.

Share Options

Exercise prices of options are established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Compensation Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The key assumptions used in determining the fair value of options granted in 2013, 2012 and 2011 and a summary of the methodology applied to develop each assumption were as follows:

	2013	2012	2011
Assumptions:
Volatility	45.30 – 51.40%	45.30 – 47.60%	45.55 – 47.60%
Risk-free interest rate	0.85 – 1.77%	0.85 – 1.29%	1.29 – 1.62%
Weighted average expected lives in years	6.1 years	6.1 years	6.1 years
Forfeiture rate	1.60 – 3.45%	1.60%	0.00%
Dividend yield rate	3.46 – 3.55%	3.04 – 3.55%	3.04 – 3.27%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Maiden began trading on May 6, 2008, thus, has a maximum of 5.6 year trading history for estimating historical volatility. Maiden's expected volatility for 2013 of 51.4% was based on the average of its historical volatility, measured over the maximum available term of 5.6 years. Prior to 2013, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares only began trading in May 2008, thus, it does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, the Company blended its historical volatility with the historical volatilities of a set of comparable companies in the industry in which the Company operates.

Risk-Free Interest Rate — This is based on the yields on U.S. Treasury constant maturity notes with a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The following schedule shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2013, 2012 and 2011:

	Number of Share Options	Weighted Average Exercise Price	Fair Value of Options	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2010	2,940,876	$6.41		8.40 years	$5,286	$3.28 – 10.00
Granted	133,500	$8.57	$2.89			$7.63 – 9.40
Exercised	(114,328)	$3.69			$587
Expired	(375)	$7.65
Forfeited	(43,530)	$7.19
Outstanding, December 31, 2011	2,916,143	$6.61		7.55 years	$6,866	$3.28 – 10.00
Granted	117,000	$8.89	$2.65			$8.14 – 9.42
Exercised	(122,519)	$3.90			$616
Expired	(103,847)	$9.87
Forfeited	(11,340)	$7.54
Outstanding, December 31, 2012	2,795,437	$6.70		6.75 years	$7,271	$3.28 – 10.00
Granted	49,000	$10.61	$2.80			$9.99 - 11.22
Exercised	(289,614)	$6.13			$1,397
Expired	(691)	$7.67
Forfeited	(114,719)	$8.51
Outstanding, December 31, 2013	2,439,413	$6.76		5.75 years	$10,174	$3.28 - 11.22
Total options exercisable at December 31, 2013	2,208,517	$6.57		5.55 years	$9,590	$3.28 – 10.00

The weighted average grant date fair value was $2.03, $2.05 and $2.01 for all options outstanding at December 31, 2013, 2012 and 2011, respectively. There was $513 (2012 - $1,528) of total unrecognized compensation cost related to non-vested options as of December 31, 2013 which will be recognized during the next 4 years. Cash in the amount of $1,776 was received from employees as a result of employee share option exercises during the year ended December 31, 2013 (2012 – $478; 2011 – $422). The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

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

Effective February 19, 2013, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal years 2013-2015. All prior, current and future PB-RSUs are paid 50% based on criteria such as return on equity, underwriting performance, revenue growth and operating expense being met during the performance period, while the other 50% of the payout is at the discretion of the Committee based on individual performance. For the year ended December 31, 2013, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target levels.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

CEO Non-Performance-Based Restricted Share Units

On March 1, 2012, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 86,705 restricted share units which fully vested on December 31, 2013 and the units shall be settled no later than 2.5 months after December 31, 2013. Each share unit has a fair value of $8.56 which was amortized over 22 months. The total fair value of share units vested during the year ended December 31, 2013 was $742 (2012 - $0).

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

The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share based expenses (a component of salaries and benefits) in the amount of $2,205, $1,347 and $1,307 for the years ended December 31, 2013, 2012 and 2011, respectively.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary for each subsidiary.

The Company’s expenses for its defined contribution plans were $2,892, $2,529 and $2,813 for the years ended December 31, 2013, 2012 and 2011, respectively.

15. Taxation

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

The Company has subsidiary operations in various other jurisdictions around the world, including but not limited to Australia, Austria, Germany, Netherlands, Russia, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions.

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

There were no unrecognized tax benefits at December 31, 2013, 2012 and 2011.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Taxation (continued)

Income tax expense for the years ended December 31, 2013, 2012 and 2011 was as follows:

For the Year Ended December 31,	2013	2012	2011
Current tax expense – Domestic (Bermuda)	$—	$—	$—
Current tax expense – Foreign (U.S. and others)	873	1,020	632
Total current tax expense	873	1,020	632
Deferred tax expense – Domestic (Bermuda)	—	—	—
Deferred tax expense – Foreign (U.S. and others)	990	1,193	1,295
Total deferred tax expense	990	1,193	1,295
Total income tax expense	$1,863	$2,213	$1,927

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2013, 2012 and 2011 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before taxes:

For the Year Ended December 31,	2013	2012	2011
Domestic (Bermuda)	$125,926	$72,286	$84,490
Foreign (U.S. and others)	(21,207)	(19,812)	(54,036)
Income before income taxes	104,719	52,474	30,454
Income tax expense	1,863	2,213	1,927
Net income	$102,856	$50,261	$28,527
Reconciliation of effective tax rate (% of income before taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	(8.7)%	(9.4)%	(67.2)%
Valuation allowance in respect of U.S. taxes	9.8%	11.7%	71.3%
Other jurisdictions	0.7%	1.9%	2.2%
Actual tax rate	1.8%	4.2%	6.3%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Taxation (continued)

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

December 31,	2013	2012
Deferred tax assets:
Net operating losses	$51,569	$42,014
Unearned premiums	9,364	8,929
Discounting of net loss and loss adjustment expense reserves	11,678	10,585
Net unrealized losses on investments	5,236	—
Accruals not currently deductible	1,879	88
Amortization of intangibles	3,093	2,988
Others	1,065	913
Deferred tax assets before valuation allowance	83,884	65,517
Valuation allowance	67,013	41,231
Deferred tax assets, net	16,871	24,286
Deferred tax liabilities:
Deferred commission and other acquisition expenses	15,587	13,054
Indefinite lived intangible	2,870	2,870
Amortization of goodwill	5,997	4,837
Net unrealized gains on investments	—	10,249
Market discount on bonds	499	488
Others	606	488
Deferred tax liabilities	25,559	31,986
Net deferred tax liability	$8,688	$7,700

The net deferred tax liability at December 31, 2013 is $8,688. A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2013, the Company recorded an increase in the valuation allowance of $10,313 (2012 - $6,104) which was recorded in the Consolidated Statements of Income and an increase of $15,469 (2012 - decrease of $1,081) was recorded as a component of other comprehensive income in shareholders’ equity.

At December 31, 2013, the Company has an available U.S. net operating loss carry-forward of approximately $147,339 for income tax purposes which expires beginning in 2029.

16. Statutory Financial Information

Under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the “Insurance Act”), Maiden Bermuda is required to prepare Statutory Financial Statements and to file a Statutory Financial Return in Bermuda. The Insurance Act also requires Maiden Bermuda to maintain a minimum share capital of $120. To satisfy these requirements, the statutory capital and surplus of Maiden Bermuda at December 31, 2013 was approximately $1,106,098 (2012 – $943,407) and the amount required to be maintained under Bermuda law, the Minimum Solvency Margin ("MSM"), was $255,327 (2012 – $230,164), respectively. Maiden Bermuda was also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period. In addition, Maiden Bermuda is subject to statutory and regulatory restrictions under the Insurance Act that limit the maximum amount of annual dividends or distributions to be paid by Maiden Bermuda to Maiden Holdings without notification to the Bermuda Monetary Authority (the "BMA") of such payment (and in certain cases prior approval of the BMA). Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the enhanced capital requirement ("ECR") as calculated based on the Bermuda Solvency Requirement ("BSCR"). Maiden Bermuda is currently completing its BSCR as of December 31, 2013 and it is anticipated Maiden Bermuda will be allowed to pay dividends or distributions not exceeding $218,161.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Statutory Financial Information (continued)

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.
In accordance with the BMA's Insurance (Group Supervision) Rules 2011 all groups for which the BMA is Group Supervisor are also subject to regulatory capital requirements. The BMA acts as group supervisor of Maiden Holdings and its subsidiaries and has advised that Maiden Bermuda is the designated insurer. These regulations require that a group’s available statutory capital and surplus should be equal to or exceed the value of both its MSM and ECR. The Company has complied with its regulatory capital requirements at December 31, 2013.

Maiden Bermuda is registered as a Class 3B reinsurer under the Insurance Act and therefore must maintain capital at a level equal to its ECR which is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. While not specifically referred to in the Insurance Act, the BMA has established a target capital level (“TCL”) for each Class 3B insurer equal to 120% of its ECR. While a Class 3B insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight. Maiden Bermuda is currently completing its BSCR as of December 31, 2013 and believes that it exceeds the ECR level of required capital.

For Bermuda registered insurance companies, there are some differences between financial statements prepared in accordance with U.S. GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and so deferred commission and other acquisition expenses have been fully expensed and prepaid expenses and fixed assets removed from the statutory balance sheet. The Company’s insurance subsidiaries in the U.S., Maiden US and Maiden Specialty, file financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by state insurance regulatory authorities. The minimum statutory capital necessary to satisfy regulatory requirements for Maiden US and Maiden Specialty for the year ended December 31, 2013 are $1,200 and $45,000, respectively (2012 - $1,200 and $45,000, respectively). These requirements were met by Maiden US and Maiden Specialty throughout the year ended December 31, 2013. Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the U.S. companies’ state of domicile, Missouri and North Carolina, respectively, to the greater of 10% of statutory policyholders’ surplus as of the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Accordingly, the maximum dividend payments that can be made in the next year without prior approval by the Missouri Department of Insurance and North Carolina Department of Insurance is $0 and $4,894, respectively.

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen (“Swedish FSA”). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $5,096 at December 31, 2013 (2012 - $4,881). This requirement was met by Maiden LF throughout the period. The statutory assets were approximately $37,413 (2012 - $29,378). Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to the Company. As of December 31, 2013, Maiden LF is allowed to pay dividends or distributions not exceeding $2,272.

As of December 31, 2013, the Company's net assets were $1,124,295 (2012- $1,015,611), of which $264,629 (2012 - $285,113) are restricted primarily as a result of statutory restrictions on the Company's insurance subsidiaries as well as collateral requirements under various reinsurance agreements.

The Statutory equity and net income of the Company's insurance and reinsurance subsidiaries were as follows:

	Maiden Bermuda	Maiden US	Maiden Specialty	Maiden LF
Statutory Capital and Surplus
December 31, 2013	$1,106,098	$269,598	$48,940	$9,136
December 31, 2012	943,407	267,863	46,164	8,603

Statutory Net Income (Loss)
For the Year Ended December 31, 2013	$109,327	$(1,305)	$2,899	$232
For the Year Ended December 31, 2012	79,713	(19,156)	1,227	464
For the Year Ended December 31, 2011	30,070	(1,684)	119	753

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Subsequent Events

(a) Dividends

On February 18, 2014, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.11	April 14, 2014	April 1, 2014
Preference shares - Series A	$0.515625	March 17, 2014	March 1, 2014
Preference shares - Series B	$0.90625	March 17, 2014	March 1, 2014

(b) Redemption of outstanding Junior Subordinated Debt

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden NA, redeemed all of the outstanding 14% Junior Subordinated Debt with a face value of $152,500 using the net proceeds from the issuance of the 2013 Senior Notes and available cash on hand. As a result, the Company accelerated the amortization of the remaining unamortized issuance cost and discount of $26,119 associated with the Junior Subordinated Debt.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

18. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

	2013 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$518,919	$536,745	$535,127	$519,265
Net income	28,107	23,331	25,033	26,385
Net income attributable to Maiden common shareholders	24,986	20,205	21,904	20,806
Comprehensive income (loss) - attributable to Maiden shareholders	20,048	(61,764)	25,581	3,524
Basic earnings per common share attributable to Maiden shareholders	$0.35	$0.27	$0.30	$0.29
Diluted earnings per common share attributable to Maiden shareholders	$0.34	$0.27	$0.30	$0.27

	2012 Quarters Ended
	March 31	June 30	September 30	December 31
Total revenues	$463,052	$456,536	$475,555	$504,622
Net income (loss)	20,378	14,606	21,934	(6,657)
Net income (loss) attributable to Maiden common shareholders	20,377	14,541	21,919	(10,327)
Comprehensive income (loss) - attributable to Maiden shareholders	47,167	19,250	63,802	(2,994)
Basic earnings (loss) per common share attributable to Maiden shareholders	$0.28	$0.20	$0.30	$(0.14)
Diluted earnings (loss) per common share attributable to Maiden shareholders	$0.28	$0.20	$0.30	$(0.14)

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2013	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,622	$17,209	$17,209
U.S. agency bonds – mortgage-backed	1,292,032	1,262,655	1,262,655
U.S. agency bonds – other	7,207	8,108	8,108
Non-U.S. government bonds	70,377	73,212	73,212
Other mortgage-backed bonds	33,676	33,444	33,444
Corporate bonds	1,546,578	1,606,700	1,606,700
Municipal bonds - auction rate	99,170	99,170	99,170
Municipal bonds - other	62,130	61,569	61,569
Total available-for-sale fixed maturities	3,127,792	3,162,067	3,162,067
Other investments	4,522	5,092	5,092
Total investments	$3,132,314	$3,167,159	$3,167,159

* Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2013 and 2012
(In thousands of U.S. dollars, except share and per share data)

	2013	2012
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2013: $135,999; 2012: $103,049)	$131,798	$103,651
Cash and cash equivalents	33,061	3,147
Investment in subsidiaries	1,331,195	1,213,865
Balances due from subsidiaries	13,097	55,370
Other assets	1,925	1,063
Total assets	$1,511,076	$1,377,096
Liabilities
Accrued expenses and other liabilities	$9,872	$1,138
Balances due to subsidiaries	377,361	360,719
Total liabilities	387,233	361,857
Shareholders’ equity
Preference shares	315,000	150,000
Common shares ($0.01 par value; 73,595,897 and 73,306,283 shares issued in 2013 and 2012, respectively; 72,633,561 and 72,343,947 shares outstanding in 2013 and 2012, respectively)	736	733
Additional paid-in capital	574,522	575,869
Accumulated other comprehensive income	25,784	141,130
Retained earnings	211,602	151,308
Treasury shares, at cost (2013 and 2012: 962,336 shares)	(3,801)	(3,801)
Total shareholders’ equity	1,123,843	1,015,239
Total liabilities and shareholders’ equity	$1,511,076	$1,377,096

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands of U.S. dollars)

For the Year Ended December 31,	2013	2012	2011
Revenues
Net investment income	$2,773	$795	$408
Net realized gains on investment	—	229	—
	2,773	1,024	408
Expenses
General and administrative expenses	11,732	8,030	10,806
Foreign exchange (gains) losses	(626)	(225)	31
	11,106	7,805	10,837
Loss before equity in earnings of consolidated subsidiaries	(8,333)	(6,781)	(10,429)
Equity in earnings of consolidated subsidiaries	111,068	56,935	38,953
Net income attributable to Maiden shareholders	102,735	50,154	28,524
Dividends on preference shares	(14,834)	(3,644)	—
Net income attributable to Maiden common shareholders	$87,901	$46,510	$28,524

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands of U.S. dollars)

For the Year Ended December 31,	2013	2012	2011
Cash flows provided by operating activities
Net income attributable to Maiden shareholders	$102,735	$50,154	$28,524
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(111,068)	(56,935)	(38,953)
Amortization of bond premium and discount	1,209	786	—
Net realized and unrealized gains on investment	—	(229)	—
Foreign exchange (gains) losses	(626)	(225)	31
Non-cash share compensation expense	2,205	1,347	1,307
Changes in assets and liabilities:
Balance due from subsidiaries	42,899	82,588	(36,414)
Other assets	(862)	(829)	230
Accounts payable and accrued liabilities	736	(1,579)	1,746
Balances due to subsidiaries	16,642	15,524	63,633
Net cash provided by operating activities	53,870	90,602	20,104
Cash flows used in investing activities
Purchases of fixed-maturities – available-for-sale	(170,882)	(137,486)	—
Proceeds from sales of fixed-maturities – available-for-sale	90,515	9,452	—
Proceeds from maturities and calls of fixed maturities - available-for-sale	46,208	24,427	—
Investment in subsidiaries	(116,807)	(96,643)	148
Net cash (used in) provided by investing activities	(150,966)	(200,250)	148
Cash flows used in financing activities
Preference shares issuance, net of issuance costs	159,675	145,041	—
Dividends paid - preference shares	(14,834)	(3,644)	—
Dividends paid - Maiden common shareholders	(19,607)	(29,630)	(20,921)
Issuance of common shares	1,776	478	422
Net cash provided by (used in) financing activities	127,010	112,245	(20,499)
Net increase (decrease) in cash and cash equivalents	29,914	2,597	(247)
Cash and cash equivalents, beginning of year	3,147	550	797
Cash and cash equivalents, end of year	$33,061	$3,147	$550

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2013			For the Year Ended December 31, 2013
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$88,482	$1,083,945	$325,125	$762,063	$—	$528,541	$186,788	$42,331	$761,773
AmTrust Quota Share Reinsurance	209,439	796,001	687,357	988,900	—	652,561	291,559	1,992	1,169,961
NGHC Quota Share	6,987	77,889	22,272	249,924	—	168,528	78,231	707	164,567
Corporate	—	—		—	91,352	—	—	13,631	—
Total	$304,908	$1,957,835	$1,034,754	$2,000,887	$91,352	$1,349,630	$556,578	$58,661	$2,096,301

	December 31, 2012			For the Year Ended December 31, 2012
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$83,287	$1,139,179	$324,954	$795,341	$—	$583,970	$203,209	$40,951	$765,293
AmTrust Quota Share Reinsurance	153,530	521,924	503,915	727,781	—	494,633	200,546	1,949	840,346
NGHC Quota Share	33,852	79,178	107,628	280,658	—	183,745	88,276	737	295,646
Corporate	—	—	—	—	81,188	—	—	10,167	—
Total	$270,669	$1,740,281	$936,497	$1,803,780	$81,188	$1,262,348	$492,031	$53,804	$1,901,285

	December 31, 2011			For the Year Ended December 31, 2011
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$98,712	$1,011,431	$348,131	$748,387	$—	$502,375	$200,239	$36,374	$798,037
AmTrust Quota Share Reinsurance	120,369	327,101	391,275	558,197	—	380,263	160,522	2,283	669,283
NGHC Quota Share	29,355	59,906	92,641	245,844	—	160,416	78,051	1,635	256,201
Corporate	—	—	—	—	74,891	—	—	13,600	—
Total	$248,436	$1,398,438	$832,047	$1,552,428	$74,891	$1,043,054	$438,812	$53,892	$1,723,521

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2013 Premiums – General Insurance	$104,976	$107,858	$2,099,183	$2,096,301	100.1%
2012 Premiums – General Insurance	122,412	99,707	1,878,580	1,901,285	98.8%
2011 Premiums – General Insurance	114,036	89,076	1,698,561	1,723,521	98.6%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and loss adjustment expenses		Paid loss and loss adjustment expenses
For the Year Ended December 31,	Current Year	Prior Year
2013	$1,351,043	$(1,413)	$1,116,096
2012	1,239,016	23,332	1,015,309
2011	1,028,855	14,199	880,004