Form 10-Q
period 2014-03-31
Maiden Holdings, Ltd.
filed 2014-05-12
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,854,240.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2014: $3,096,675; 2013: $3,127,792)	$3,168,819	$3,162,067
Other investments, at fair value (Cost 2014: $5,083; 2013: $4,522)	5,773	5,092
Total investments	3,174,592	3,167,159
Cash and cash equivalents	72,038	139,833
Restricted cash and cash equivalents	151,212	77,360
Accrued investment income	25,268	25,238
Reinsurance balances receivable, net (includes $339,084 and $299,645 from related parties in 2014 and 2013, respectively)	675,219	560,145
Prepaid reinsurance premiums	31,870	39,186
Reinsurance recoverable on unpaid losses (includes $6,062 and $7,263 from related parties in 2014 and 2013, respectively)	83,350	84,036
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $246,397 and $216,508 from related parties in 2014 and 2013, respectively)	348,716	304,908
Goodwill and intangible assets, net	89,794	90,613
Other assets	48,522	56,926
Total assets	$4,868,556	$4,713,379
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $948,438 and $885,381 from related parties in 2014 and 2013, respectively)	$2,035,840	$1,957,835
Unearned premiums (includes $809,209 and $711,950 from related parties in 2014 and 2013, respectively)	1,218,519	1,034,754
Accrued expenses and other liabilities	103,565	110,114
Senior notes	360,000	360,000
Junior subordinated debt	—	126,381
Total liabilities	3,717,924	3,589,084
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value; 73,796,849 and 73,595,897 shares issued in 2014 and 2013, respectively; 72,828,662 and 72,633,561 shares outstanding in 2014 and 2013, respectively)	738	736
Additional paid-in capital	575,201	574,522
Accumulated other comprehensive income	63,578	25,784
Retained earnings	199,506	211,602
Treasury shares, at cost (968,187 and 962,336 shares in 2014 and 2013, respectively)	(3,867)	(3,801)
Total Maiden shareholders’ equity	1,150,156	1,123,843
Noncontrolling interest in subsidiaries	476	452
Total equity	1,150,632	1,124,295
Total liabilities and equity	$4,868,556	$4,713,379
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

For the Three Months Ended March 31,	2014	2013
Revenues:
Gross premiums written	$722,382	$714,720
Net premiums written	$709,892	$689,059
Change in unearned premiums	(190,662)	(200,617)
Net premiums earned	519,230	488,442
Other insurance revenue	5,162	5,215
Net investment income	27,842	21,979
Net realized gains on investment	88	3,283
Total revenues	552,322	518,919
Expenses:
Net loss and loss adjustment expenses	351,344	334,895
Commission and other acquisition expenses	146,082	132,330
General and administrative expenses	14,924	14,095
Interest and amortization expenses	8,064	9,570
Accelerated amortization of junior subordinated debt discount and issuance cost	28,240	—
Amortization of intangible assets	819	945
Foreign exchange and other gains	(138)	(1,547)
Total expenses	549,335	490,288
Income before income taxes	2,987	28,631
Income tax expense	926	524
Net income	2,061	28,107
Less: Income attributable to noncontrolling interest	(39)	(27)
Net income attributable to Maiden shareholders	2,022	28,080
Dividends on preference shares	(6,084)	(3,094)
Net income (loss) attributable to Maiden common shareholders	$(4,062)	$24,986
Basic earnings (loss) per share attributable to Maiden common shareholders	$(0.06)	$0.35
Diluted earnings (loss) per share attributable to Maiden common shareholders	$(0.06)	$0.34
Dividends declared per common share	$0.11	$0.09

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2014	2013
Comprehensive income:
Net income	$2,061	$28,107
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period (net of tax of $(29) and $7 for the three months ended March 31, 2014 and 2013, respectively)	38,031	(7,848)
Adjustment for reclassification of net realized gains recognized in net income, net of tax	(71)	(3,081)
Foreign currency translation adjustment	(166)	2,886
Other comprehensive income (loss)	37,794	(8,043)
Comprehensive income	39,855	20,064
Net income attributable to noncontrolling interest	(39)	(27)
Other comprehensive loss attributable to noncontrolling interest	—	11
Comprehensive income attributable to noncontrolling interest	(39)	(16)
Comprehensive income attributable to Maiden shareholders	$39,816	$20,048

See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2014	2013
Preference shares
Beginning balance	$315,000	$150,000
Ending balance	315,000	150,000
Common shares
Beginning balance	736	733
Exercise of options and issuance of shares	2	1
Ending balance	738	734
Additional paid-in capital
Beginning balance	574,522	575,869
Exercise of options and issuance of common shares	182	339
Share based compensation expense	497	309
Ending balance	575,201	576,517
Accumulated other comprehensive income
Beginning balance	25,784	141,130
Change in net unrealized gains (losses) on investments, net	37,960	(10,929)
Foreign currency translation adjustments	(166)	2,897
Ending balance	63,578	133,098
Retained earnings
Beginning balance	211,602	151,308
Net income attributable to Maiden shareholders	2,022	28,080
Dividends on preference shares	(6,084)	(3,094)
Dividends on common shares	(8,034)	(6,520)
Ending balance	199,506	169,774
Treasury shares
Beginning balance	(3,801)	(3,801)
Shares repurchased for treasury	(66)	—
Ending balance	(3,867)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	452	372
Dividend paid to noncontrolling interest	(15)	(15)
Net income attributable to noncontrolling interest	39	27
Foreign currency translation adjustments	—	(11)
Ending balance	476	373
Total equity	$1,150,632	$1,026,695
See accompanying notes to the unaudited condensed consolidated financial statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2014	2013
Cash flows from operating activities:
Net income	$2,061	$28,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,190	1,312
Net realized gains on investment	(88)	(3,283)
Foreign exchange and other gains	(138)	(1,547)
Amortization of share-based compensation expense, bond premium and discount, subordinated debt discount and accelerated amortization of junior subordinated debt discount and issuance cost, net	30,201	3,066
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(114,814)	(210,319)
Prepaid reinsurance premiums	7,316	(61)
Reinsurance recoverable on unpaid losses	710	(7,235)
Accrued investment income	(17)	(219)
Deferred commission and other acquisition expenses	(43,676)	(41,915)
Other assets	5,878	2,337
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	77,580	48,328
Unearned premiums	183,339	200,678
Accrued expenses and other liabilities	(5,852)	(3,051)
Net cash provided by operating activities	143,690	16,198
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(152,969)	(178,122)
Purchases of other investments	(787)	(290)
Proceeds from sales of fixed maturities – available-for-sale	105,334	45,379
Proceeds from maturities and calls of fixed maturities	77,292	138,654
Proceeds from redemption of other investments	313	73
(Increase) decrease in restricted cash and cash equivalents	(73,852)	5,011
Other, net	(624)	(99)
Net cash (used in) provided by investing activities	(45,293)	10,606
Cash flows from financing activities:
Repayment of junior subordinated debt	(152,500)	—
Common share issuance	184	340
Dividends paid to common shareholders	(8,000)	—
Dividends paid to preference shareholders	(6,084)	(3,094)
Net cash used in financing activities	(166,400)	(2,754)
Effect of exchange rate changes on foreign currency cash	208	(1,804)
Net (decrease) increase in cash and cash equivalents	(67,795)	22,246
Cash and cash equivalents, beginning of period	139,833	81,543
Cash and cash equivalents, end of period	$72,038	$103,789

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

These unaudited condensed consolidated financial statements, including these notes, should be read in conjunction with the Company's audited consolidated financial statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain reclassifications have been made for 2013 to conform to the 2014 presentation and have no impact on net income previously reported.

2. Significant Accounting Policies

There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013, except as discussed below:

Recently Adopted Accounting Standards Updates

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11 which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under this ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

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

The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update was adopted effective January 1, 2014. The adoption of this guidance did not have an impact on our results of operations, financial condition or liquidity.

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

The amendments in this ASU are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.The update was adopted effective January 1, 2014. The adoption of this guidance did not have an impact on our results of operations, financial condition or liquidity.

Recently Issued Accounting Standards Not Yet Adopted

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

On April 10, 2014, the FASB issued ASU 2014-08, which amends the definition of a discontinued operation in ASC 205-20 and requires entities to provide additional disclosures about disposal transactions that both meet and do not meet the discontinued-operations criteria. Under the previous guidance, the results of operations of a component of an entity were classified as a discontinued operation if all of the following conditions were met:

•	The component has been disposed of or is classified as held for sale;

•	The operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction; and

•	The entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

The revised guidance will change how entities identify disposal transactions under U.S. GAAP by eliminating the second and third criteria above for classifying operations as discontinued. The new guidance instead requires classification of a component or group of components as discontinued operations if it represents a strategic shift that has or will have a major impact on an entity’s operations or financial results.

The amendments in this ASU are effective prospectively to all disposals (or classifications as held for sale) that occur in annual periods (and interim periods therein) beginning on or after December 15, 2014. Early adoption is permitted. Entities are prohibited from applying the new ASU to any component that is classified as held for sale before the adoption date. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated results of operations and financial condition.

3. Segments

The Company currently operates three business segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (which is currently in run-off). The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied; the Company does not allocate general corporate expenses to the segments. In determining total assets by segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, and restricted cash and cash equivalents and investments. All remaining assets are allocated to Corporate.

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

The following tables summarize our operating segment's underwriting results and the reconciliation of our operating segments to net income:

For the Three Months Ended March 31, 2014	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$291,619	$419,010	$(737)	$709,892
Net premiums earned	$199,316	$304,922	$14,992	$519,230
Other insurance revenue	5,162	—	—	5,162
Net loss and loss adjustment expenses	(141,364)	(199,544)	(10,436)	(351,344)
Commission and other acquisition expenses	(50,841)	(90,485)	(4,756)	(146,082)
General and administrative expenses	(10,990)	(548)	(199)	(11,737)
Underwriting income (loss)	$1,283	$14,345	$(399)	$15,229
Reconciliation to net income
Net investment income and realized gains on investment				27,930
Amortization of intangible assets				(819)
Foreign exchange and other gains				138
Interest and amortization expenses				(8,064)
Accelerated amortization of junior subordinated debt discount and issuance cost				(28,240)
Other general and administrative expenses				(3,187)
Income tax expense				(926)
Net income				$2,061

Net loss and loss adjustment expense ratio*	69.1%	65.4%	69.6%	67.0%
Commission and other acquisition expense ratio**	24.9%	29.7%	31.7%	27.9%
General and administrative expense ratio***	5.4%	0.2%	1.4%	2.8%
Combined ratio****	99.4%	95.3%	102.7%	97.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

For the Three Months Ended March 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$267,610	$344,818	$76,631	$689,059
Net premiums earned	$196,249	$220,288	$71,905	$488,442
Other insurance revenue	5,215	—	—	5,215
Net loss and loss adjustment expenses	(140,763)	(145,645)	(48,487)	(334,895)
Commission and other acquisition expenses	(44,782)	(65,132)	(22,416)	(132,330)
General and administrative expenses	(10,798)	(489)	(174)	(11,461)
Underwriting income	$5,121	$9,022	$828	$14,971
Reconciliation to net income
Net investment income and realized gains on investment				25,262
Amortization of intangible assets				(945)
Foreign exchange and other gains				1,547
Interest and amortization expenses				(9,570)
Other general and administrative expenses				(2,634)
Income tax expense				(524)
Net income				$28,107

Net loss and loss adjustment expense ratio*	69.9%	66.1%	67.4%	67.8%
Commission and other acquisition expense ratio**	22.2%	29.6%	31.2%	26.8%
General and administrative expense ratio***	5.4%	0.2%	0.2%	2.9%
Combined ratio****	97.5%	95.9%	98.8%	97.5%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

The following table summarizes the financial position of our operating segments as of March 31, 2014 and December 31, 2013:

March 31, 2014	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$336,807	$338,412	$—	$675,219
Prepaid reinsurance premiums	31,870	—	—	31,870
Reinsurance recoverable on unpaid losses	83,350	—	—	83,350
Deferred commission and other acquisition expenses	102,342	244,322	2,052	348,716
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	89,794	—	—	89,794
Restricted cash and cash equivalents and investments	1,032,818	1,221,365	106,328	2,360,511
Other assets	28,617	—	—	28,617
Total assets - operating segments	1,705,598	1,972,074	108,380	3,786,052
Corporate assets	—	—	—	1,082,504
Total Assets	$1,705,598	$1,972,074	$108,380	$4,868,556

December 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$260,882	$278,573	$20,690	$560,145
Prepaid reinsurance premiums	39,186	—	—	39,186
Reinsurance recoverable on unpaid losses	84,036	—	—	84,036
Deferred commission and other acquisition expenses	88,482	209,439	6,987	304,908
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	90,613	—	—	90,613
Restricted cash and cash equivalents and investments	1,029,537	1,098,409	103,752	2,231,698
Other assets	32,358	—	—	32,358
Total assets - operating segments	1,625,094	1,754,396	131,429	3,510,919
Corporate assets	—	—	—	1,202,460
Total Assets	$1,625,094	$1,754,396	$131,429	$4,713,379

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segments (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$62,581	8.8%	$69,522	10.1%
Casualty	171,754	24.2%	148,423	21.5%
Accident and Health	17,222	2.4%	15,529	2.2%
International	40,062	5.7%	34,136	5.0%
Total Diversified Reinsurance	291,619	41.1%	267,610	38.8%
AmTrust Quota Share Reinsurance
Small Commercial Business	253,757	35.7%	162,018	23.5%
Specialty Program	31,798	4.5%	34,946	5.1%
Specialty Risk and Extended Warranty	133,455	18.8%	147,854	21.5%
Total AmTrust Quota Share Reinsurance	419,010	59.0%	344,818	50.1%
NGHC Quota Share
Automobile Liability	(534)	(0.1)%	44,339	6.4%
Automobile Physical Damage	(203)	—%	32,292	4.7%
Total NGHC Quota Share	(737)	(0.1)%	76,631	11.1%
	$709,892	100.0%	$689,059	100.0%

For the Three Months Ended March 31,	2014		2013
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$40,595	7.8%	$47,547	9.7%
Casualty	121,887	23.5%	117,059	24.0%
Accident and Health	8,886	1.7%	8,633	1.8%
International	27,948	5.4%	23,010	4.7%
Total Diversified Reinsurance	199,316	38.4%	196,249	40.2%
AmTrust Quota Share Reinsurance
Small Commercial Business	158,605	30.5%	102,257	20.9%
Specialty Program	32,853	6.3%	33,346	6.8%
Specialty Risk and Extended Warranty	113,464	21.9%	84,685	17.3%
Total AmTrust Quota Share Reinsurance	304,922	58.7%	220,288	45.0%
NGHC Quota Share
Automobile Liability	9,096	1.8%	41,630	8.6%
Automobile Physical Damage	5,896	1.1%	30,275	6.2%
Total NGHC Quota Share	14,992	2.9%	71,905	14.8%
	$519,230	100.0%	$488,442	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of March 31, 2014 and December 31, 2013, are as follows:

March 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,616	$519	$—	$17,135
U.S. agency bonds – mortgage-backed	1,257,045	12,632	(34,207)	1,235,470
U.S. agency bonds – other	7,208	988	—	8,196
Non-U.S. government bonds	70,806	3,490	(331)	73,965
Other mortgage-backed securities	43,952	416	—	44,368
Corporate bonds	1,638,912	98,508	(11,652)	1,725,768
Municipal bonds – other	62,136	1,781	—	63,917
Total available-for-sale fixed maturities	3,096,675	118,334	(46,190)	3,168,819
Other investments	5,083	690	—	5,773
Total investments	$3,101,758	$119,024	$(46,190)	$3,174,592

December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,622	$587	$—	$17,209
U.S. agency bonds – mortgage-backed	1,292,032	11,727	(41,104)	1,262,655
U.S. agency bonds – other	7,207	901	—	8,108
Non-U.S. government bonds	70,377	3,547	(712)	73,212
Other mortgage-backed securities	33,676	—	(232)	33,444
Corporate bonds	1,546,578	82,952	(22,830)	1,606,700
Municipal bonds – auction rate	99,170	—	—	99,170
Municipal bonds – other	62,130	934	(1,495)	61,569
Total available-for-sale fixed maturities	3,127,792	100,648	(66,373)	3,162,067
Other investments	4,522	570	—	5,092
Total investments	$3,132,314	$101,218	$(66,373)	$3,167,159

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without prepayment penalties.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

March 31, 2014	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$54,893	$56,249	1.8%
Due after one year through five years	422,796	459,480	14.5%
Due after five years through ten years	1,226,383	1,277,651	40.3%
Due after ten years	91,606	95,601	3.0%
	1,795,678	1,888,981	59.6%
U.S. agency bonds – mortgage-backed	1,257,045	1,235,470	39.0%
Other mortgage-backed securities	43,952	44,368	1.4%
Total available-for-sale fixed maturities	$3,096,675	$3,168,819	100.0%

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
March 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$743,882	$(30,320)	$109,169	$(3,887)	$853,051	$(34,207)
Non–U.S. government bonds	7,968	(331)	—	—	7,968	(331)
Corporate bonds	183,710	(6,590)	168,371	(5,062)	352,081	(11,652)
Total temporarily impaired available-for-sale fixed maturities	$935,560	$(37,241)	$277,540	$(8,949)	$1,213,100	$(46,190)

As of March 31, 2014, there were approximately 103 securities in an unrealized loss position with a fair value of $1,213,100 and unrealized losses of $46,190. Of these securities, there are 24 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $277,540 and unrealized losses of $8,949.

	Less than 12 Months		12 Months or more		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$795,439	$(38,421)	$60,602	$(2,683)	$856,041	$(41,104)
Non–U.S. government bonds	9,946	(712)	—	—	9,946	(712)
Other mortgage-backed securities	33,444	(232)	—	—	33,444	(232)
Corporate bonds	463,469	(16,687)	169,294	(6,143)	632,763	(22,830)
Municipal bonds – other	50,545	(1,495)	—	—	50,545	(1,495)
Total temporarily impaired available-for-sale fixed maturities	$1,352,843	$(57,547)	$229,896	$(8,826)	$1,582,739	$(66,373)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of March 31, 2014, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three months ended March 31, 2014 and 2013, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at March 31, 2014 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2014.

The following summarizes the credit ratings of our available-for-sale fixed maturities:

Rating* as of March 31, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,616	$17,135	0.5%
U.S. agency bonds	1,264,253	1,243,666	39.2%
AAA	216,123	231,871	7.3%
AA+, AA, AA-	138,743	147,363	4.7%
A+, A, A-	688,926	729,160	23.0%
BBB+, BBB, BBB-	716,179	742,241	23.5%
BB+ or lower	55,835	57,383	1.8%
Total	$3,096,675	$3,168,819	100.0%

Rating* as of December 31, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,622	$17,209	0.5%
U.S. agency bonds	1,299,239	1,270,763	40.2%
AAA	210,872	222,417	7.0%
AA+, AA, AA-	236,424	242,986	7.7%
A+, A, A-	619,148	651,248	20.6%
BBB+, BBB, BBB-	689,532	701,529	22.2%
BB+ or lower	55,955	55,915	1.8%
Total	$3,127,792	$3,162,067	100.0%
*Ratings as assigned by Standard & Poor’s ("S&P")

(b) Other Investments

The table below shows our portfolio of other investments:

	March 31, 2014		December 31, 2013
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investments in limited partnerships	$4,773	82.7%	$4,092	80.4%
Other	1,000	17.3%	1,000	19.6%
Total other investments	$5,773	100.0%	$5,092	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $1,380 as of March 31, 2014.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(c) Net Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31, 2014	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$1	$—	$1
Other investments	87	—	87
Net realized gains on investment	$88	$—	$88

For the Three Months Ended March 31, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,112	$—	$3,112
Other investments	171	—	171
Net realized gains on investment	$3,283	$—	$3,283

Proceeds from sales of fixed maturities classified as available-for-sale were $105,334 and $45,379 for the three months ended March 31, 2014 and 2013, respectively. Net unrealized gains were as follows:

	March 31, 2014	December 31, 2013
Available-for-sale fixed maturities	$72,144	$34,275
Other investments	690	570
Total net unrealized gains	72,834	34,845
Deferred income tax expense	(146)	(117)
Net unrealized gains, net of deferred income tax	$72,688	$34,728
Change in net unrealized gains, net of deferred income tax	$37,960	$(108,937)

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

	March 31, 2014	December 31, 2013
Restricted cash and cash equivalents – third party agreements	$64,326	$72,877
Restricted cash and cash equivalents – related party agreements	86,866	4,429
Restricted cash and cash equivalents – U.S. state regulatory authorities	20	54
Total restricted cash and cash equivalents	151,212	77,360
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2014 – $934,906; 2013 – $933,897)	952,147	939,800
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2014 – $1,211,944; 2013 – $1,183,156)	1,244,654	1,201,473
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2014 – $12,216; 2013 – $12,730)	12,498	13,065
Total restricted investments	2,209,299	2,154,338
Total restricted cash and cash equivalents and investments	$2,360,511	$2,231,698

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of March 31, 2014.

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

Other mortgage-backed securities — Comprised of commercial mortgage-backed securities ("CMBS"). These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

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

Municipal bonds - auction rate — Comprised of auction rate securities issued by U.S. state and municipality entities or agencies. Municipal auction rate securities are reported in the Condensed Consolidated Balance Sheets at fair value which approximates their cost. As the significant inputs used to price the auction rate securities are observable market inputs, auction rate securities are classified within Level 2.

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

Junior subordinated debt — The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt was determined using observable market inputs in the Black-Derman-Toy model, the fair value was included in the Level 2 fair value hierarchy for the year ended December 31, 2013. On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden Holdings North America, Ltd. ("Maiden NA"), repurchased all of the outstanding junior subordinated debt in an amount equal to $126,381.

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

At March 31, 2014 and December 31, 2013, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$17,135	$—	$—	$17,135
U.S. agency bonds – mortgage-backed	—	1,235,470	—	1,235,470
U.S. agency bonds – other	—	8,196	—	8,196
Non-U.S. government bonds	—	73,965	—	73,965
Other mortgage-backed securities	—	44,368	—	44,368
Corporate bonds	—	1,725,768	—	1,725,768
Municipal bonds – other	—	63,917	—	63,917
Other investments	—	—	5,773	5,773
Total	$17,135	$3,151,684	$5,773	$3,174,592
As a percentage of total assets	0.4%	64.7%	0.1%	65.2%

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$17,209	$—	$—	$17,209
U.S. agency bonds – mortgage-backed	—	1,262,655	—	1,262,655
U.S. agency bonds – other	—	8,108	—	8,108
Non-U.S. government bonds	—	73,212	—	73,212
Other mortgage-backed securities	—	33,444	—	33,444
Corporate bonds	—	1,606,700	—	1,606,700
Municipal bonds – auction rate	—	99,170	—	99,170
Municipal bonds – other	—	61,569	—	61,569
Other investments	—	—	5,092	5,092
Total	$17,209	$3,144,858	$5,092	$3,167,159
As a percentage of total assets	0.4%	66.7%	0.1%	67.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% and 95.3% of its fixed maturities at March 31, 2014 and December 31, 2013, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. As of March 31, 2014 and December 31, 2013, 0.1% and 4.7%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of two securities and five securities, respectively, or approximately $3,411 and $150,298, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service. The Pricing Service was not able to value a Non-U.S. government bond and a corporate bond as of March 31, 2014 and five newly-issued U.S. agency bonds as of December 31, 2013 due to lack of information available. All of these securities were valued subsequently in April and January 2014, respectively, by the Pricing Service. At March 31, 2014 and December 31, 2013, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Condensed Consolidated Financial Statements.

Other investments: The Company has $4,773 or approximately 0.2% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company also has an investment of $1,000 in preference shares of a start-up insurance producer, the fair value was determined using recent private market transactions, and as such, the fair value is included in the Level 3 fair value hierarchy.

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

(c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
Other investments:	March 31, 2014	March 31, 2013
Balance at beginning of period	$5,092	$2,901
Total realized gains – included in net realized gains on investment	87	171
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	120	—
Change in total unrealized losses – included in other comprehensive income (loss)	—	(69)
Purchases	787	290
Sales and redemptions	(313)	(73)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$5,773	$3,220
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated debt as of March 31, 2014 and December 31, 2013:

		March 31, 2014		December 31, 2013
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$111,585	$107,500	$101,480
2012 Senior Notes	8.00%	100,000	104,200	100,000	89,760
2013 Senior Notes	7.75%	152,500	152,439	152,500	126,209
Junior Subordinated Debt	14.00%	—	—	126,381	152,500

6. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 59% of the outstanding shares of AmTrust. In addition, on June 5, 2013, AmTrust converted its 53,054 shares of Series A Preferred Stock of National General Holdings Corp. ("NGHC") into 42,958 common shares of NGHC, par value $0.01 per share, which became 12,295,430 common shares after NGHC effected a 286.22:1 stock split on June 6, 2013. On June 6, 2013, NGHC issued 21,850,000 common shares in a 144A offering, which resulted in AmTrust owning 15.4% of the issued and outstanding common shares of NGHC, Michael Karfunkel owning 15.8% of the issued and outstanding common shares of NGHC and the Michael Karfunkel 2005 Grantor Retained Annuity Trust ("Annuity Trust") (which is controlled by Leah Karfunkel) owning 41.4% of the issued and outstanding common shares of NGHC. Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Effective April 1, 2011, Maiden Bermuda and AII amended the Master Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate was 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements, and the Reinsurance Agreement was extended by one year through June 30, 2014.

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

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow AEL and AIUL a profit share based upon the results of a contract year exceeding defined underwriting performance. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed. The agreement has been renewed through March 31, 2015 and can be terminated at any April 1 by either party on four months notice.

Effective January 1, 2012, the quota share reinsurance contract with AEL and AIUL was amended, thereby increasing the maximum liability attaching to €10,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France.

The Company recorded approximately $86,674 of ceding commission expense for the three months ended March 31, 2014 (March 31, 2013 - $62,379) as a result of these quota share arrangements with AmTrust.

Other Reinsurance Agreements

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty ceded (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology was not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty ceded premiums of approximately $35 and $2 of ceding commission for the three months ended March 31, 2014 (March 31, 2013 - $507 of premiums ceded and $25 of ceding commission).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance Company ("Maiden US"), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% was assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Pursuant to the latest amendment, Maiden US now receives 100% of the ceded premium and reinsures 100% of the liabilities incurred (from the effective date). Under this agreement, as amended, Maiden US recorded approximately $1,116 of premiums earned and $56 of commission expense for the three months ended March 31, 2014, respectively (March 31, 2013 - $759 of premiums earned and $38 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net written premiums varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $303 of net premiums earned and $47 of commission expense for the three months ended March 31, 2014, respectively (March 31, 2013 - $44 net premiums earned and $22 commission expense).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of March 31, 2014 and December 31, 2013 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda.In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of March 31, 2014 was approximately $1,135,312 (December 31, 2013 - $1,094,964) and the accrued interest was $8,221 (December 31, 2013 - $8,159). (See Note 4(d)).

Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, beginning on April 1, 2011, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed from AII. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. AIIB may, if mutually agreed, also produce reinsurance business for the Company from other ceding companies, and in such cases the Company will negotiate a mutually acceptable commission rate.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $3,811 of reinsurance brokerage expense for the three months ended March 31, 2014 (March 31, 2013 - $2,754) and deferred reinsurance brokerage of $10,019 as of March 31, 2014 (December 31, 2013 - $8,592) as a result of this agreement.

The Company also paid brokerage fees to AmTrust NA of $1 for the three months ended March 31, 2014 (March 31, 2013 - $1) for acting as insurance intermediary in relation to certain insurance placements.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,224 of investment management fees for the three months ended March 31, 2014 (March 31, 2013 - $1,041) as a result of this agreement.

Other

On March 1, 2011, the Company entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The lease is for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the three months ended March 31, 2014, the Company recorded an expense of $0 (March 31, 2013 - $0) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to a quota share reinsurance agreement (“NGHC Quota Share”) with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda. Maiden Bermuda has a 50% participation in the NGHC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business and assumes 25% of the related net losses.

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

Maiden Bermuda recorded approximately $4,556 of ceding commission expense for the three months ended March 31, 2014(March 31, 2013 - $21,597) as a result of this transaction.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Maiden US' liability under this section shall not exceed $5,000 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US indemnifies extra contractual obligations with a maximum liability of $2,000. This agreement was renewed effective April 1, 2014 and terminates on March 31, 2015 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under this agreement, Maiden US recorded approximately $33 of premiums earned for the three months ended March 31, 2014.

7. Earnings (Loss) per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common share for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014	2013
Numerator:
Net income attributable to Maiden shareholders	$2,022	$28,080
Dividends on preference shares	(6,084)	(3,094)
Amount allocated to participating common shareholders (1)	6	—
Numerator for basic EPS - net income (loss) allocated to Maiden common shareholders	$(4,056)	$24,986
Potentially dilutive securities
Dividends on convertible preference shares (2)	—	—
Numerator for diluted EPS - net income (loss) allocated to Maiden common shareholders after assumed conversion	$(4.056)	$24,986
Denominator:
Weighted average number of common shares outstanding – basic	72,708,113	72,417,358
Potentially dilutive securities:
Share options and restricted share units (2)	—	1,023,014
Convertible preference shares (2)	—	—
Adjusted weighted average number of common shares and assumed conversions – diluted	72,708,113	73,440,372
Basic earnings (loss) per share attributable to Maiden common shareholders:	$(0.06)	$0.35
Diluted earnings (loss) per share attributable to Maiden common shareholders (2):	$(0.06)	$0.34
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to Company's employees under the 2007 Share Incentive Plan.
(2) The effect of share options, restricted shares units and mandatory convertible preference shares were excluded in the calculation of diluted EPS for the three months ended March 31, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion at March 31, 2014 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 36,714, an increase of 16,874 common shares since December 31, 2013.

8. Shareholders' Equity
As of March 31, 2014, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 73,796,849 common shares, of which 72,828,662 are outstanding, and issued 9,300,000 preference shares. The remaining 66,903,151 are undesignated as of March 31, 2014.

Treasury Shares

On February 19, 2014, the Company repurchased 5,851 shares from employees, at a price per share of $11.18, which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares. See "Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" for additional information.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income (loss) before reclassifications	38,031	(166)	37,865
Amounts reclassified from accumulated other comprehensive income to net realized gains on investment in the statement of income	(71)	—	(71)
Net current period other comprehensive income (loss)	37,960	(166)	37,794
Ending balance	72,688	(9,093)	63,595
Less: Accumulated other comprehensive income attributable to non controlling interest	—	17	17
Ending balance, Maiden shareholders	$72,688	$(9,110)	$63,578

For the Three Months Ended March 31, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive income (loss) before reclassifications	(7,848)	2,886	(4,962)
Amounts reclassified from accumulated other comprehensive income to net realized gains on investment in the statement of income	(3,081)	—	(3,081)
Net current period other comprehensive income (loss)	(10,929)	2,886	(8,043)
Ending balance	132,736	347	133,083
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(15)	(15)
Ending balance, Maiden shareholders	$132,736	$362	$133,098

9. Share Based Compensation

The Company’s Amended and Restated 2007 Share Incentive Plan (the "Plan") provides for grants of share options, restricted common shares and restricted share units. The total number of common shares currently reserved for issuance under the Plan is 10,000,000. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

Restricted Shares and Share Units

The fair value of each restricted share or share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense over the requisite service period as determined by the Committee.

Share Options

Exercise prices of options are established at or above the fair market value of the Company’s common shares at the date of grant. Under the Plan, unless otherwise determined by the Committee and provided in an award agreement, 25% of the options will become exercisable on the first anniversary of the grant date, with an additional 6.25% of the options vesting each quarter thereafter based on the grantee’s continued employment over a four-year period, and will expire ten years after grant date.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Share Based Compensation (continued)

The key assumptions used in determining the fair value of options granted in the three months ended March 31, 2014 and a summary of the methodology applied to develop each assumption were as follows:

Assumptions:
Volatility	45.30 – 51.40%
Risk-free interest rate	0.85 – 1.77%
Weighted average expected lives in years	6.1 years
Forfeiture rate	1.60 – 3.45%
Dividend yield rate	3.46 – 3.55%

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

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31, 2014	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2013	2,439,413	$6.76	5.75 years
Granted	8,500	$11.38
Exercised	(42,134)	$4.36
Outstanding, March 31, 2014	2,405,779	$6.82	5.53 years

For the Three Months Ended March 31, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	2,795,437	$6.70	6.75 years
Granted	6,500	$9.99
Exercised	(96,910)	$3.51
Outstanding, March 31, 2013	2,705,027	$6.82	6.54 years

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Share Based Compensation (continued)

The weighted average grant date fair value was $2.05 and $2.03 for all options outstanding at March 31, 2014 and December 31, 2013, respectively. There was approximately $412 and $513 of total unrecognized compensation cost related to non- vested options as of March 31, 2014 and December 31, 2013, respectively, which will be recognized during the next 4 years. The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Performance-Based Restricted Share Units (PB-RSUs)

The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to certain senior leaders of the Company. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee. The first performance cycle was for two years, 2011-2012, and subsequent performance cycles are for three years. For the years 2011-2012, no RSUs vested as the target level of performance was not met.

Effective February 19, 2013, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal years 2013-2015. All prior, current and future PB-RSUs are paid 50% based on certain criteria such as return on equity, underwriting performance, revenue growth and operating expense being met during the performance period, while the other 50% of the payout is at the discretion of the Committee based on individual performance. For the three months ended March 31, 2014, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target levels.

Effective February 18, 2014, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal years 2014-2016. These PB-RSUs are paid 50% based on certain criteria such as return on equity, underwriting performance, revenue growth and operating expense being met during the performance period, while the other 50% of the payout is at the discretion of the Committee based on individual performance. For the three months ended March 31, 2014, no accrual was recognized as the calculated weighted percentage of the performance results of the Company did not meet the target levels.

CEO Non-Performance-Based Restricted Share Units ("NPB-RSUs")

On March 1, 2012, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 86,705 restricted share units which fully vested on December 31, 2013. Each share unit has a fair value of $8.56 which was amortized over 22 months. The share units were issued to the Company's CEO 2.5 months after the vesting date.

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 149,701 restricted share units, of which one-third automatically vested on February 19, 2014, with the next one-third automatically vesting on February 19, 2015, and of which the final one-third will automatically vest on February 19, 2016. Each share unit has a fair value of $10.02 which is amortized over 36 months. The total fair value of the share units vested for the three months ended March 31, 2014 was $500.

On February 18, 2014, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 70,298 restricted share units, of which one-third will automatically vest on December 31, 2014, with the next one-third automatically vesting on December 31, 2015, and of which the final one-third will automatically vest on December 31, 2016. The units shall be settled no later than 2.5 months after expiration of the three respective vesting dates. Each share unit has a fair value of $11.38 which is amortized over 36 months.

Non-CEO Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSs to certain senior leaders of the Company. The award consists of 95,590 restricted shares, 50% of which vested on February 19, 2014, the first anniversary of the grant date, with an additional 50% vesting on the second anniversary of the grant date. Each share unit has a fair value of $10.02.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Share Based Compensation (continued)

On February 18, 2014, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company. The award consists of 38,522 restricted shares, 50% of which will vest on January 1, 2015, with an additional 50% vesting on January 1, 2016. Each share unit has a fair value of $11.38.

The Company recorded share based expenses (a component of salaries and benefits)in accordance with ASC Topic 718 "Compensation - Stock Compensation" in the amount of $497 for the three months ended March 31, 2014 (March 31, 2013 - $309).

10. Dividends Declared

On February 18, 2014, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.11	April 14, 2014	April 1, 2014
Preference shares - Series A	$0.515625	March 17, 2014	March 1, 2014
Preference Shares - Series B	$0.90625	March 17, 2014	March 1, 2014

11. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

12. Subsequent Events

(a) Dividends

On May 6, 2014, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.11	July 14, 2014	July 1, 2014
Preference shares - Series A	$0.515625	June 16, 2014	June 1, 2014
Preference shares - Series B	$0.90625	June 16, 2014	June 1, 2014

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

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 4, 2014. The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

We have operations in Bermuda and the United States which provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda") and Maiden Reinsurance Company ("Maiden US"). Maiden Bermuda changed the Company name in May 2014 from Maiden Insurance Company Ltd. Maiden Bermuda does not underwrite any direct insurance business. Maiden Life Försäkrings AB ("Maiden LF") is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global Holdings, Ltd. ("Maiden Global") business development efforts.

We currently operate our business through three segments: Diversified Reinsurance; AmTrust Quota Share Reinsurance; and NGHC Quota Share.

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the period covered by this report, the reinsurance market has continued to be characterized by significant competition in most lines of business. The influx of new capital from sources not considered traditional investors in the reinsurance industry continues to increase, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

While the business we write as part of our business model remains somewhat more insulated from these competitive conditions, we are experiencing residual pricing pressures as a result of these broader industry conditions. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while keeping our low volatility, non-catastrophe risk profile intact. These transactions have increased our gross premiums written to in excess of $2.2 billion in 2013 while significantly enhancing our capital position to approximately $1.5 billion as of March 31, 2014.

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden Holdings North America ("Maiden NA"), repurchased all of the outstanding Trust Preferred Securities (the "TRUPS Offering"), the proceeds from the TRUPS Offering were used to finance the issuance of subordinated debenture (the "Junior Subordinated Debt") in January 2009, with a face value of $152.5 million, which substantially lowers our cost of capital. The Company primarily utilized the proceeds of its Senior Note offering in November 2013 ("2013 Senior Notes"), as well as cash on hand, to redeem the Junior Subordinated Debt. As a result of the redemption, during the first quarter of 2014 the Company incurred a non-recurring non-cash charge of $28.2 million, which represents the accelerated amortization of original issuance discount and write off of issuance costs associated with the Junior Subordinated Debt.

Please refer to ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the strategic and capital transactions the Company has entered into since our inception.

First Quarter 2014 and 2013 Financial Highlights

For the Three Months Ended March 31,	2014	2013	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$2.1	$28.1	(92.7)%
Net income (loss) attributable to Maiden common shareholders	$(4.1)	$25.0	(116.3)%
Operating earnings(1)	$25.6	$21.1	21.4%
Basic earnings (loss) per common share:
Net income (loss) attributable to Maiden common shareholders(2)	$(0.06)	$0.35	(117.1)%
Operating earnings(1)	$0.35	$0.29	20.7%
Diluted earnings (loss) per common share:
Net income (loss) attributable to Maiden common shareholders(2)	$(0.06)	$0.34	(117.6)%
Operating earnings(1)	$0.34	$0.29	17.2%
Dividends per common share	$0.11	$0.09	22.2%
Dividends per preference share - Series A	$0.515625	$0.515625	—%
Dividends per preference shares - Series B	$0.90625	—	NM
Annualized operating return on average common shareholders' equity(1)	12.6%	9.8%	28.6%
Gross premiums written	$722.4	$714.7	1.1%
Net premiums earned	$519.2	$488.5	6.3%
Underwriting income (3)	$15.2	$15.0	1.7%
Net investment income	$27.8	$22.0	26.7%
Combined ratio(4)	97.7%	97.5%	0.2%

	March 31, 2014	December 31, 2013	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments	$3,174.6	$3,167.2	0.2%
Total assets	$4,868.6	$4,713.4	3.3%
Reserve for loss and loss adjustment expenses	$2,035.8	$1,957.8	4.0%
Total debt (5)	$360.0	$486.4	(26.0)%
Total Maiden common shareholders' equity	$835.2	$808.8	3.3%
Total Maiden shareholders' equity	$1,150.2	$1,123.8	2.3%
Total capital resources(6)	$1,510.2	$1,610.2	(6.2)%

Ratio of total debt to total capital resources	23.8%	30.2%	(21.2)%

Book Value:
Book value per common share(7)	$11.47	$11.14	3.0%
Accumulated dividends per common share	1.87	1.76	6.3%
Book value per common share plus accumulated dividends	$13.34	$12.90	3.4%
Change in book value per common share plus accumulated dividends	3.4%	(3.3)%

Diluted book value per common share(8)	$11.27	$10.92	3.2%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-generally accepted accounting principles ("GAAP") financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income (loss)).

(2)	Please refer to "Note 7. Earnings (Loss) per Common Share" of the Notes to Condensed Consolidated Financial Statements for the calculation of basic and diluted earnings (loss) per common share.

(3)
Underwriting income is calculated as net premiums earned plus other insurance revenue less net loss and loss adjustment expenses, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

(4)	Calculated by adding together the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Total debt in 2014 is the Company's Senior Notes and in 2013, it is the sum of the Company's Senior Notes and Junior Subordinated Debt.

(6)	Total capital resources is the sum of the Company's debt and Maiden shareholders' equity. See “Non-GAAP Financial Measures” for additional information.

(7) Book value per common share is defined as total shareholders' equity available to common shareholders divided by the number of common shares issued and outstanding as of the end of the period, giving no effect to dilutive securities.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded as they are anti-dilutive as of March 31, 2014 and December 31, 2013.

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

Operating Earnings and Operating Earnings per Common Share: In addition to presenting net income (loss) determined in accordance with U.S. GAAP, we believe that showing operating earnings enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating earnings should not be viewed as a substitute for U.S. GAAP net income (loss). Operating earnings are an internal performance measure used in the management of our operations and represents operating results excluding, as applicable on a recurring basis, the following:

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

We also exclude certain non-recurring expenditures that are material to understanding our results of operations. In 2014, we exclude the accelerated amortization of the Junior Subordinated Debt discount and the write off of the associated issuance costs. We also exclude the interest expense incurred on our 2013 Senior Notes prior to the redemption of the outstanding Junior Subordinated Debt given the one time nature of the additional funding cost. There were no such non-recurring items in 2013. The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

For the Three Months Ended March 31,	2014	2013
	($ in Millions except per share data)
Net income (loss) attributable to Maiden common shareholders	$(4.1)	$25.0
Add (subtract):
Net realized gains on investment	(0.1)	(3.3)
Foreign exchange and other gains	(0.1)	(1.5)
Amortization of intangible assets	0.8	0.9
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	0.6	—
Accelerated amortization of junior subordinated debt discount and issuance costs	28.2	—
Non-cash deferred tax expense	0.3	—
Operating earnings attributable to Maiden common shareholders	$25.6	$21.1
Operating earnings per common share:
Basic operating earnings per common share	$0.35	$0.29
Diluted operating earnings per common share	$0.34	$0.29

Operating Return on Average Common Equity ("Operating ROACE"): Management uses operating return on average common shareholders' equity as a measure of profitability that focuses on the return to Maiden common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average Maiden common shareholders' equity. Management has set as a target a long-term average of 15% Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business. The repayment of the Junior Subordinated Debt in the first quarter of 2014 is a crucial step in advancing the Company closer to the attainment of that goal. Operating ROACE for the three months ended March 31, 2014 and 2013 is computed as follows:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Operating earnings attributable to Maiden common shareholders	$25.6	$21.1
Opening common shareholders’ equity	$808.8	$865.2
Ending common shareholders’ equity	$835.2	$876.3
Average common shareholders’ equity	$822.0	$870.8
Operating return on common equity	12.6%	9.8%

Operating earnings attributable to Maiden common shareholders increased $4.5 million, or 21.4%, for the three months ended March 31, 2014 compared to the same period in 2013, mainly due to higher underwriting and investment income and lower interest and amortization expense, offset by additional preference share dividend payments on the Preference Shares - Series B issued in October 2013.

Book Value per Common Share: Management uses growth in book value per common share as a prime measure of the value we are generating for our common shareholders, as management believes that growth in the Company’s book value per common share ultimately results in growth in the Company’s common share price. Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. Book value per common share is impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on its investment portfolio. The 3.0% increase in book value per common share as of March 31, 2014 compared to December 31, 2013 was principally the result of an increase of $37.8 million in accumulated other comprehensive income, reflecting the impact of lower interest rates on the fair value of Maiden’s fixed income investment portfolio during the three months ended March 31, 2014 (see "Liquidity and Capital Resources - Investments" on page 46 for further information), offset by a reduction in retained earnings following dividend payments on both our common and preference shares and the non-recurring charges related to the accelerated amortization of the Junior Subordinated Debt discount and issuance cost. Book value per common share as of March 31, 2014 and December 31, 2013 is computed as follows:

	March 31, 2014	December 31, 2013
	($ in Millions except per share data)
Ending common shareholders’ equity	$835.2	$808.8
Proceeds from assumed conversion of dilutive options	16.2	19.1
Numerator for diluted book value per common share calculation	851.4	827.9

Common shares outstanding	72,828,662	72,633,561
Shares issued from assumed conversion of dilutive options and restricted share units	2,687,776	3,176,433
Denominator for diluted book value per common share calculation	75,516,438	75,809,994

Book value per common share	$11.47	$11.14
Diluted book value per common share	$11.27	$10.92

Ratio of Debt to Total Capital Resources: Management uses the Ratio of Debt to Total Capital Resources to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of March 31, 2014 and December 31, 2013 is computed as follows:

	March 31, 2014	December 31, 2013
	($ in Millions)
Senior notes	$360.0	$360.0
Junior subordinated debt	—	126.4
Total Debt	360.0	486.4
Maiden shareholders’ equity	1,150.2	1,123.8
Total capital resources	$1,510.2	$1,610.2
Ratio of debt to total capital resources	23.8%	30.2%

The repayment of the Junior Subordinated Debt in the first quarter of 2014 combined with the increase in shareholder's equity described above caused the reduction in the ratio.

Certain Operating Measures and Relevant Factors

Refer to the ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are discussed in ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014. The critical accounting policies and estimates should be read in conjunction with Note 2, Significant Accounting Policies in the unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Gross premiums written	$722.4	$714.7
Net premiums written	$709.9	$689.0
Net premiums earned	$519.2	$488.5
Other insurance revenue	5.1	5.2
Net loss and loss adjustment expenses	(351.3)	(334.9)
Commission and other acquisition expenses	(146.1)	(132.3)
General and administrative expenses	(11.7)	(11.5)
Underwriting income	15.2	15.0
Other general and administrative expenses	(3.2)	(2.6)
Net investment income	27.8	22.0
Net realized gains on investments	0.1	3.3
Accelerated amortization of junior subordinated debt discount and issuance cost	(28.2)	—
Amortization of intangible assets	(0.8)	(0.9)
Foreign exchange and other gains	0.1	1.5
Interest and amortization expenses	(8.0)	(9.6)
Income tax expense	(0.9)	(0.6)
Net Income	2.1	28.1
Income attributable to noncontrolling interest	(0.1)	—
Dividends on preference shares	(6.1)	(3.1)
Net income (loss) attributable to Maiden common shareholders	$(4.1)	$25.0
Ratios
Net loss and loss adjustment expense ratio*	67.0%	67.8%
Commission and other acquisition expense ratio**	27.9%	26.8%
General and administrative expense ratio***	2.8%	2.9%
Expense ratio****	30.7%	29.7%
Combined ratio*****	97.7%	97.5%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Net income for the three months ended March 31, 2014 was $2.1 million compared to net income of $28.1 million for the same period in 2013. The decline in results in 2014 compared to the same period in 2013 was due to the 2014 redemption of the Company's Junior Subordinated Debt which resulted in the Company incurring a non-recurring non-cash charge of $28.2 million, which represents the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt.

Excluding this non-recurring non-cash charge, net income increased by 7.8% in 2014 compared to 2013 as strongly improved investment income and reduced interest expense were offset by lower realized investment gains. Underwriting income was largely unchanged as continued profitable premium growth was offset by a marginally higher combined ratio. The improvement in investment income reflects the 17.5% increase in average invested assets, along with an improvement in our overall portfolio yields, for the three months ended March 31, 2014, compared to the same period in 2013.

The following is a summary of the results by segment for the three months ended March 31, 2014, compared to the same period in 2013:

Net Premiums Written

Net premiums written increased by $20.9 million, or 3.0% for the three months ended March 31, 2014, compared to the same period in 2013. The increase in net premiums written was primarily the result of strong growth in business written in both the AmTrust Quota Share Reinsurance and the Diversified Reinsurance segments offset by reductions in NGHC Quota Share segment, which is in run-off. The table below compares net premiums written by segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$291.6	41.1%	$267.6	38.8%	$24.0	9.0%
AmTrust Quota Share Reinsurance	419.0	59.0%	344.8	50.1%	74.2	21.5%
NGHC Quota Share	(0.7)	(0.1)%	76.6	11.1%	(77.3)	(101.0)%
Total	$709.9	100.0%	$689.0	100.0%	$20.9	3.0%

The increase in net premiums written in our AmTrust Quota Share Reinsurance segment for the three months ended March 31, 2014, compared to the same period in 2013 reflects AmTrust's continued expansion through ongoing organic growth and improved rate levels, particularly in its U.S. workers' compensation business.

Net premiums written in our Diversified Reinsurance Segment increased by $24.0 million, or 9.0%, during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to growth in Maiden US. Refer to "Underwriting Results by Operating Segment - Diversified Segment" on page 40 for further information.

The decrease in net premiums written in our NGHC Quota Share segment for the three months ended March 31, 2014, compared to the same period in 2013, was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share. The Company and NGHC mutually agreed that the termination is on a run-off basis, meaning Maiden Bermuda will receive 25% of the net premiums and assume 25% of the related net losses with respect to the policies in force as of August 1, 2013 through the expiration of the policies.

Net Premiums Earned

Net premiums earned increased by $30.7 million, or 6.3%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase in net premiums earned was primarily the result of strong growth in business written in the AmTrust Quota Share Reinsurance segment offset by the reduction in premiums earned in the NGHC Quota Share segment. The earned premiums in the Diversified Reinsurance segment slightly increased for the three months ended March 31, 2014, compared to the same period in 2013. The table below compares net premiums earned by segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$199.3	38.4%	$196.3	40.2%	$3.0	1.6%
AmTrust Quota Share Reinsurance	304.9	58.7%	220.3	45.0%	84.6	38.4%
NGHC Quota Share	15.0	2.9%	71.9	14.8%	(56.9)	(79.2)%
Total	$519.2	100.0%	$488.5	100.0%	$30.7	6.3%

The increase in net premiums earned in the AmTrust Quota Share Reinsurance segment, for the three months ended March 31, 2014, compared to the same period in 2013 reflects AmTrust's continued expansion through ongoing organic growth and improved rate levels, particularly in its U.S. workers' compensation business.

Net premiums earned in our Diversified Reinsurance Segment increased by $3.0 million, or 1.6%, during the three months ended March 31, 2014 compared to the same period in 2013, primarily due to the addition of new accounts during 2013 and 2014 underwritten by Maiden US combined with organic growth from certain existing Maiden US accounts. The increase in earned premium of Maiden US of $14.2 million or 9.1% during the three months ended March 31, 2014, compared to the same period in 2013 was partially offset by the decrease in the earned premium in both Maiden Specialty Insurance Company ("Maiden

Specialty"), following the divestiture of our E&S business to Brit effective May 1, 2013, and Maiden Bermuda. Please refer to "Underwriting Results by Operating Segment - Diversified Segment" on page 40 for further information.

The NGHC Quota Share segment's net premiums earned decreased by $56.9 million, or 79.2%, for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was a result of the mutual termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013.

Other Insurance Revenue

Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, remained flat for the three months ended March 31, 2014, compared to the same period in 2013. Revenue from our German auto business represented 72.4% of the total other insurance revenue for the three months ended March 31, 2014, compared to 79.8% in the same period in 2013. Other insurance revenue from the German auto business decreased by $0.4 million, or 10.1%, for the three months ended March 31, 2014, compared to the same period in 2013. In addition, other insurance revenue earned by our remaining operations increased $0.3 million, or 34.7%, for the three months ended March 31, 2014, compared to the same period in 2013, primarily from U.S. and Russia.

Net Investment Income and Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $5.8 million, or 26.7%, for the three months ended March 31, 2014 compared to the same period in 2013. The following table details the Company's average invested assets and average book yield for the three months ended March 31, 2014 compared to the same period in 2013:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Average invested assets(1)	$3,579.7	$3,047.5
Average book yield(2)	3.1%	2.9%

(1)The average of the sum of the Company's investments, cash and cash equivalents, restricted cash, loan to a related party, due to broker and funds withheld balance as of each quarter during the year.
(2) Ratio of net investment income over average invested assets, at fair value.

The increase in net investment income for the three months ended March 31, 2014 compared to the same period in 2013 is the result of the growth in average invested assets of 17.5% and improvement on our overall portfolio yields, for the three months ended March 31, 2014. The growth in average invested assets during this period compared to the same period in 2013 is the result of: 1) our continued profitable growth; 2) strong positive cash flow from operations during the period reported; and 3) the net proceeds from the Preference Shares - Series B offering.

Despite the continuing effects of historically low interest rates, the improvement in investment income in the three months ended March 31, 2014 compared to the same period in 2013 is primarily due to: 1) the aforementioned growth in invested assets; and 2) lower prepayments on the Company's MBS portfolio, resulting in reduced amortization expense for those securities purchased at a premium.

Net Realized Gains on Investment - Net realized gains on investment were $0.1 million for the three months ended March 31, 2014, compared to $3.3 million for the same period in 2013. See "Liquidity and Capital Resources - Investments" on page 46 for further information.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expenses increased by $16.4 million or 4.9% for the three months ended March 31, 2014 compared to the same period in 2013. The net loss and loss adjustment expense ratios were 67.0% for the three months ended March 31, 2014 compared to 67.8% for the same period in 2013. The decrease in the net loss and loss adjustment expense ratios for the three months ended March 31, 2014 principally came from the AmTrust Quota Share Reinsurance and the Diversified Reinsurance segments which were slightly offset by higher net loss and loss adjustment expense ratio in the NGHC Quota Share segment.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $13.8 million, or 10.4%, for the three months ended March 31, 2014, compared to the same period in 2013. The commission and other acquisition expense ratio increased to 27.9% for the three months ended March 31, 2014 compared to 26.8% for the same period in 2013. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment; and (2) the impact of a higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
General and administrative expenses – segments	$11.7	$11.5
General and administrative expenses – corporate	3.2	2.6
Total general and administrative expenses	$14.9	$14.1
General and administrative expense ratio	2.8%	2.9%

Total general and administrative expenses increased by $0.8 million, or 5.9%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase in total general and administrative expenses is primarily a result of increases in professional fees and technology expenses offset by decreases in office and business travel expenses. The decrease in the general and administrative expense ratio for the three months ended March 31, 2014 reflects the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expenses

  The interest and amortization expenses for the three months ended March 31, 2014 and 2013 consist of:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Junior subordinated debt	$0.8	$5.4
Senior notes	7.2	4.2
Total	$8.0	$9.6

The decrease in interest and amortization expenses for the three months ended March 31, 2014 compared to the same period in 2013 was due to the Company lowering its costs of capital with the redemption of the outstanding Junior Subordinated Debt on January 15, 2014, which had an effective interest rate of 16.95% and replacing it with the 2013 Senior Notes, which has an effective interest rate of 8.02%. The Company used the proceeds from the 2013 Senior Notes, along with cash on hand, to redeem the Junior Subordinated Debt on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.47% and 11.47% for the three months ended March 31, 2014 and 2013, respectively.

Accelerated amortization of junior subordinated debt discount and issuance cost

The accelerated amortization of junior subordinated debt discount and issuance cost for the three months ended March 31, 2014 and 2013 is a follows:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Accelerated amortization of junior subordinated debt discount and issuance cost	$28.2	$—

Following the redemption of the junior subordinated debt on January 15, 2014, the Company incurred a non-recurring, non- cash charge of $28.2 million related to the accelerated amortization of the remaining discount and associated issuance costs.

Income Tax Expense

The Company recorded a current income tax expense of $0.6 million for both the three months ended March 31, 2014 and 2013. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of current income tax was 21.1% for the three months ended March 31, 2014, compared to 2.0% for the same period in 2013. The increase in the overall effective rate of income tax is due to the impact of the non-recurring non -cash charge for the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt which reduces the net income for the three months ended March 31, 2014 from $30.3 million to $2.1 million. Excluding this non-recurring non-cash charge, the effective rate of current income tax would be 2.0%, unchanged compared to the same period in 2013.

The Company recorded a net deferred tax expense of $0.3 million for the three months ended March 31, 2014 compared to $0.05 million for the same period in 2013. The net deferred tax expense principally arises due to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries. The effect of the deferred tax expenses will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset on our balance sheet; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares

The Company declared and paid Preference Shares dividends as follows:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Preference shares - Series A	$3.1	$3.1
Preference shares - Series B	3.0	—
Total	$6.1	$3.1

Underwriting Results by Operating Segment

The results of operations for our three segments, Diversified Reinsurance, AmTrust Quota Share Reinsurance and NGHC Quota Share are discussed below.

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment for the three months ended March 31, 2014 and 2013 were as follows:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Net premiums written	$291.6	$267.6
Net premiums earned	$199.3	$196.3
Other insurance revenue	5.1	5.2
Net loss and loss adjustment expenses	(141.4)	(140.8)
Commission and other acquisition expenses	(50.8)	(44.8)
General and administrative expenses	(11.0)	(10.8)
Underwriting income	$1.2	$5.1
Ratios
Net loss and loss adjustment expense ratio	69.1%	69.9%
Commission and other acquisition expense ratio	24.9%	22.2%
General and administrative expense ratio	5.4%	5.4%
Expense ratio	30.3%	27.6%
Combined ratio	99.4%	97.5%

The combined ratio for the three months ended March 31, 2014 increased to 99.4%, compared to 97.5% for same period in 2013 due to elevated property loss activity from several Maiden US clients.

Premiums -  Net premiums written increased by $24.0 million, or 9.0%, for the three months ended March 31, 2014, compared to the same period in 2013. The table below illustrates net premiums written by line of business in this segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$62.6	21.5%	$69.5	26.0%	$(6.9)	(10.0)%
Casualty	171.7	58.9%	148.5	55.4%	23.2	15.7%
Accident and Health	17.2	5.9%	15.5	5.8%	1.7	10.9%
International	40.1	13.7%	34.1	12.8%	6.0	17.4%
Total Diversified Reinsurance	$291.6	100.0%	$267.6	100.0%	$24.0	9.0%

The overall increase was primarily the result of the business written by Maiden US experiencing an increase for the three months ended March 31, 2014 of $25.0 million, or 11.1%, compared to the same period in 2013. This increase in the business written by Maiden US was primarily due to the addition of new accounts during 2013 and 2014 combined with organic growth from certain existing Maiden US accounts, net of reductions due to the decision of certain Maiden US clients to retain more business. Furthermore, there was a slight net increase of $3.8 million, or 10.7%, in the Diversified Reinsurance business written by Maiden Bermuda. These increases were partially offset by a decrease in Maiden Specialty of $4.8 million, or 113.6%, following the divestiture of our E&S business to Brit effective May 1, 2013.

Net premiums earned increased by $3.0 million, or 1.6%, three months ended March 31, 2014 compared to the same period in 2013. The following tables show net premiums earned by line of business in this segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$40.6	20.4%	$47.6	24.3%	$(7.0)	(14.6)%
Casualty	121.9	61.2%	117.1	59.6%	4.8	4.1%
Accident and Health	8.9	4.4%	8.6	4.4%	0.3	2.9%
International	27.9	14.0%	23.0	11.7%	4.9	21.5%
Total Diversified Reinsurance	$199.3	100.0%	$196.3	100.0%	$3.0	1.6%

Within the Diversified Reinsurance segment, the business underwritten by Maiden US experienced an increase in premiums earned for three months ended March 31, 2014 of $14.2 million, or 9.1%, compared to the same period in 2013. This increase was primarily due to the addition of new accounts during 2013 and 2014 combined with organic growth from certain existing Maiden US accounts. This was partially offset by the decision by certain Maiden US clients to retain more business in the 2013. In addition, net premiums earned in Maiden Specialty decreased $4.5 million, or 116.1%, primarily due to the divestiture of our E&S business to Brit effective May 1, 2013. Furthermore, the earned premium relating to the business written by Maiden Bermuda, decreased by $7.0 million, or 20.2% for three months ended March 31, 2014 compared to the same period in 2013.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, remained flat for the three months ended March 31, 2014, compared to the same period in 2013. Revenue from our German auto business represented 72.4% of the total other insurance revenue for the three months ended March 31, 2014, compared to 79.8% in the same period in 2013. Other insurance revenue from the German auto business decreased by $0.4 million, or 10.1%, for the three months ended March 31, 2014, compared to the same period in 2013. In addition, other insurance revenue earned by our remaining operations increased $0.3 million, or 34.7%, for the three months ended March 31, 2014, compared to the same period in 2013, primarily from U.S. and Russia.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $0.6 million, or 0.4%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase reflects the growth of this segment following the addition of new accounts during 2013 and 2014 combined with organic growth from certain existing Maiden US accounts. The increase was also due to elevated property loss activity from several Maiden US clients incurred during the three months ended March 31, 2014. Net loss and loss adjustment expense ratios were 69.1% for the three months ended March 31, 2014 compared to 69.9% in the same period in 2013.

Commission and Other Acquisition Expenses -  Commission and other acquisition expenses increased by $6.0 million,or 13.5%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase during the three months ended March 31, 2014 reflects the increase in premiums earned for the three months ended March 31, 2014 compared to 2013, consistent with the reasons cited in the discussion of the change in earned premiums. This increase reflects the higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties for the three months ended March 31, 2014 compared to 2013.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $0.2 million, or 1.8%, for the three months ended March 31, 2014 compared to the same period in 2013. The general and administrative expense ratio was 5.4% for both the three months ended March 31, 2014 and 2013. The overall expense ratio (including commission and other acquisition expenses) was 30.3% and 27.6% for the three months ended March 31, 2014 and 2013.

AmTrust Quota Share Reinsurance Segment

The AmTrust Quota Share Reinsurance segment reported strong growth, lower combined ratios and increased underwriting income for the three months ended March 31, 2014 compared to the same period in 2013. The combined ratio decreased slightly to 95.3% for the three months ended March 31, 2014, compared to 95.9% for the same period in 2013, reflecting the continuing change in the segment's mix of business, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued expansion and improvement in rate levels that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

The table below details the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Net premiums written	$419.0	$344.8
Net premiums earned	$304.9	$220.3
Net loss and loss adjustment expenses	(199.5)	(145.6)
Commission and other acquisition expenses	(90.5)	(65.1)
General and administrative expenses	(0.5)	(0.5)
Underwriting income	$14.4	$9.1
Ratios
Net loss and loss adjustment expense ratio	65.4%	66.1%
Commission and other acquisition expense ratio	29.7%	29.6%
General and administrative expense ratio	0.2%	0.2%
Expense ratio	29.9%	29.8%
Combined ratio	95.3%	95.9%

Premiums - Net premiums written increased by $74.2 million, or 21.5%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase reflects the continued ongoing organic growth and improved rate levels, particularly in U.S. workers' compensation. Partially offsetting this was a decline in the other components, primarily the European Hospital Liability Quota Share.

The table below details net premiums written by line of business in this segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$253.8	60.6%	$162.0	47.0%	$91.8	56.6%
Specialty Program	31.8	7.6%	34.9	10.1%	(3.1)	(9.0)%
Specialty Risk and Extended Warranty	133.4	31.8%	147.9	42.9%	(14.5)	(9.7)%
Total AmTrust Quota Share Reinsurance	$419.0	100.0%	$344.8	100.0%	$74.2	21.5%

Net premiums earned increased by $84.6 million, or 38.4%, for the three months ended March 31, 2014, compared to the same period in 2013. The increase is primarily due to AmTrust's organic growth in both U.S. workers' compensation and Specialty Risk and Extended Warranty for the three months ended March 31, 2014 compared to the same period in 2013.

The table below details net premiums earned by line of business for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$158.6	52.0%	$102.3	46.4%	$56.3	55.1%
Specialty Program	32.8	10.8%	33.3	15.1%	(0.5)	(1.5)%
Specialty Risk and Extended Warranty	113.5	37.2%	84.7	38.5%	28.8	34.0%
Total AmTrust Quota Share Reinsurance	$304.9	100.0%	$220.3	100.0%	$84.6	38.4%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $53.9 million, or 37.0%, for the three months ended March 31, 2014 compared to the same period in 2013. Net loss and loss adjustment expense ratios were 65.4% for the three months ended March 31, 2014 compared to 66.1% in the same period in 2013. The loss ratio has improved as the segment's mix of business has continued to change, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $25.4 million, or 38.9%, for the three months ended March 31, 2014, compared to the same period in 2013. The commission and other acquisition expense ratio increased to 29.7% for the three months ended March 31, 2014 compared to 29.6% for the same period in 2013. The increase in the ratios reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate, than the European Hospital Liability Quota Share compared to the same periods in 2013.

General and Administrative Expenses -  General and administrative expenses remained flat at $0.5 million for the three months ended March 31, 2014 and 2013. The overall expense ratio (including commission and other acquisition expenses) was 29.9% for the three months ended March 31, 2014 compared to 29.8% for the three months ended March 31, 2013, reflecting the changes in the commission and other acquisition expense ratio.

NGHC Quota Share Segment

As previously reported, the contract supporting this segment has been mutually terminated with NGHC and is in run-off. The following table summarizes the underwriting results and associated underwriting ratios for the NGHC Quota Share segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Net premiums written	$(0.7)	$76.6
Net premiums earned	$15.0	$71.9
Net loss and loss adjustment expenses	(10.4)	(48.5)
Commission and other acquisition expenses	(4.8)	(22.4)
General and administrative expenses	(0.2)	(0.2)
Underwriting income	$(0.4)	$0.8

Net loss and loss adjustment expense ratio	69.6%	67.4%
Commission and other acquisition expense ratio	31.7%	31.2%
General and administrative expense ratio	1.4%	0.2%
Expense ratio	33.1%	31.4%
Combined ratio	102.7%	98.8%

The combined ratio increased to 102.7% for the three months ended March 31, 2014 compared to 98.8% for the same period in 2013. The higher combined ratio during the period was due to unfavorable development.

Premiums - Net premiums written decreased by $77.3 million, or 101.0%, for the three months ended March 31, 2014, compared to the same period in 2013. The reduction in net premiums written compared to the same period in 2013 was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share.

The table below details net premiums written by line of business in this segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$(0.5)	72.5%	$44.3	57.8%	$(44.8)	(101.2)%
Automobile physical damage	(0.2)	27.5%	32.3	42.2%	(32.5)	(100.6)%
Total NGHC Quota Share	$(0.7)	100.0%	$76.6	100.0%	$(77.3)	(101.0)%

Net premiums earned decreased by $56.9 million, or 79.2%, for the three months ended March 31, 2014, compared to the same period in 2013. The decrease is the result of the mutual termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013.

The table below details net premiums earned by line of business in this segment for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Automobile liability	$9.1	60.7%	$41.6	57.9%	$(32.5)	(78.2)%
Automobile physical damage	5.9	39.3%	30.3	42.1%	(24.4)	(80.5)%
Total NGHC Quota Share	$15.0	100.0%	$71.9	100.0%	$(56.9)	(79.2)%

Loss and Loss Adjustment Expenses - Net losses and loss expenses decreased by $38.1 million, or 78.5%, for the three months ended March 31, 2014 compared to the same periods in 2013 as a result of the segment currently being in run-off following the mutual termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013. The net loss and loss adjustment expense ratio increased however, to 69.6% for the three months ended March 31, 2014, compared to 67.4% for the same period in 2013, due to adverse development on prior underwriting years.

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

For the three months ended March 31, 2014, the commission and other acquisition expense ratio of 31.7% compared to 31.2% for the same period in 2013, reflects the adjusted ceding commission recorded in addition to the U.S. Federal excise tax payable on this premium.

General and Administrative Expenses - General and administrative expenses remained flat at $0.2 million for the three months ended March 31, 2014, compared to the same period in 2013.

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

The regulatory and liquidity requirements of the Company's operating segments are discussed in ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with SEC on March 4, 2014.

Our sources of funds primarily consist of premiums received (net of commissions), investment income, net proceeds from capital raising activities, which may include the issuance of debt, common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses, interest expense and dividends, with the remainder, in excess of our operating requirements is made available to our investment managers for investment in accordance with our investment policy. During the three months ended March 31, 2014, we used the net proceeds from the 2013 Senior Notes, along with cash at hand, to redeem the outstanding Junior Subordinated Debt. The table below summarizes the cash flows provided by (used in) operating, investing and financing activities for the three months ended March 31, 2014 and 2013:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Operating activities	$143.7	$16.2
Investing activities	(45.3)	10.6
Financing activities	(166.4)	(2.8)
Effect of exchange rate changes on foreign currency cash	0.2	(1.8)
Total increase (decrease) in cash and cash equivalents	$(67.8)	$22.2

Cash Flows from Operating Activities

Cash flows from operations for the three months ended March 31, 2014 were $143.7 million compared to $16.2 million for the same period in 2013, a 787.1% increase. The Company's assets grew by $155.2 million, or 3.3%, as of March 31, 2014 compared to December 31, 2013. The increase in assets was largely due to the growth in premium written experienced by the Company in our AmTrust Quota Share Reinsurance segment during 2014, offset by decreases in the NGHC Quota Share segment. Cash flows associated with AmTrust segments growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits of that growth in 2014.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $45.3 million for the three months ended March 31, 2014 compared to net cash provided by investing activities of $10.6 million for the same period in 2013. The Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, fixed income markets were volatile in 2013 and the Company has periodically maintained elevated levels of cash and cash equivalents to mitigate near-term volatility that may occur. These elevated cash levels may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. For the three months ended March 31, 2014, the proceeds from the sales, maturities and calls of fixed maturity securities exceeded purchases by $29.7 million.

Cash Flows from Financing Activities

Cash flows used in financing activities were $166.4 million for the three months ended March 31, 2014, compared to $2.8 million for the same period in 2013. The increase in 2014 was largely attributable to the repurchase of the Junior Subordinated Debt which were repurchased using the net proceeds from the 2013 Senior Notes issuance and cash on hand. The increase of $8.0 million in the cash outflow from dividends paid to common shareholder for the three months ended March 31, 2014 compared to 2013 was primarily due to the accelerated payment of the common share dividend announced in the fourth quarter of 2012. This resulted in no quarterly dividend paid to common shareholders in the three months ended March 31, 2013. The net cash outflow from financing activities for the three months ended March 31, 2014 and 2013 were as follows:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
Cash flows from Financing Activities
Redemption of junior subordinated debt	(152.5)	—
Common share issuance	0.2	0.3
Dividends paid to Maiden common shareholders	(8.0)	—
Dividends paid on preference shares	(6.1)	(3.1)
Net cash used in financing activities	$(166.4)	$(2.8)

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

As of March 31, 2014, total cash and cash equivalents and fixed maturity investments used as collateral were $2.4 billion compared to $2.2 billion as of December 31, 2013. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Quota Share Reinsurance agreement reflecting continued growth.

The following table details additional information on those assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Restricted Cash & Cash Equivalents	Fixed Maturities	Total	Restricted Cash & Cash Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$28.8	$762.5	$791.3	$30.8	$764.5	$795.3
Maiden Bermuda	35.5	206.0	241.5	42.2	192.0	234.2
Diversified Reinsurance	64.3	968.5	1,032.8	73.0	956.5	1,029.5
Maiden Bermuda	86.1	1,135.3	1,221.4	3.4	1,095.0	1,098.4
AmTrust Quota Share Reinsurance	86.1	1,135.3	1,221.4	3.4	1,095.0	1,098.4
Maiden Bermuda	0.8	105.5	106.3	1.0	102.8	103.8
NGHC Quota Share	0.8	105.5	106.3	1.0	102.8	103.8
Total	$151.2	$2,209.3	$2,360.5	$77.4	$2,154.3	$2,231.7
As a % of Consolidated Balance Sheet captions	100.0%	69.7%	71.1%	100.0%	68.1%	68.9%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million as of March 31, 2014 and December 31, 2013, respectively, to satisfy collateral requirements with AII.

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

We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including, our ability to make dividend payments on our common and preference shares.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated AFS. The Company's AFS fixed maturity investments increased by $6.7 million or 0.2% as of March 31, 2014 compared to December 31, 2013.

This increase was the result of improvements in the fair value of fixed maturity investments of $37.9 million during the three months ended March 31, 2014, principally the result of declining interest rates during the period. This increase in investments was offset by the combined effect of: 1) paydowns from MBS securities; and 2) bond amortization and disposals, primarily the Company's municipal bond - auction rate securities of $99.6 million in January 2014. These items exceeded fixed maturity purchases of $153.0 million by $31.2 million.

During the three months ended March 31, 2014, the yield on the 10-year U.S. Treasury bond decreased by 31 basis points to 2.73%, as of March 31, 2014. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decline in interest rates during the first quarter 2014 was due to conflicting economic indicators, combined with equity market volatility and geopolitical uncertainties during the period. These conditions more than offset the measures implemented by the U.S. Federal Reserve to further restrict its monetary policy and related liquidity measures that it had begun in the fourth quarter of 2013.

As of March 31, 2014, we consider the levels of cash and cash equivalents we are holding to generally be within our targeted ranges. However, as interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

As of March 31, 2014, the weighted average duration of our AFS fixed maturity investment portfolio was 4.8 years and there were approximately $72.1 million of net unrealized gains in the portfolio, compared to a duration of 4.6 years and net unrealized gains of $34.3 million in the portfolio as of December 31, 2013. During the three months ended March 31, 2014, our MBS portfolio continued to experience a slow down in prepayments and combined with the purchase of $133.7 million in new corporate bonds at an average duration of 7.92 years, the duration of our AFS portfolio increased by 0.17 years at March 31, 2014 compared to December 31, 2013. The aggregate amounts of our invested AFS assets by asset class and in total as of those dates, including the average yield and duration were as follows:

March 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.5	$—	$17.1	2.6%	1.5 years
U.S. agency bonds – mortgage-backed	1,257.1	12.6	(34.2)	1,235.5	2.8%	4.2 years
U.S. agency bonds – other	7.2	1.0	—	8.2	5.0%	6.6 years
Non-U.S. government bonds	70.8	3.5	(0.3)	74.0	1.9%	3.3 years
Other mortgage-backed securities	44.0	0.4	—	44.4	3.5%	7.4 years
Corporate bonds	1,638.9	98.5	(11.7)	1,725.7	4.2%	5.2 years
Municipal bonds - other	62.1	1.8	—	63.9	4.2%	8.4 years
Total available-for-sale fixed maturities	3,096.7	118.3	(46.2)	3,168.8	3.6%	4.8 years
Other investments	5.1	0.7	—	5.8
Total investments	$3,101.8	$119.0	$(46.2)	$3,174.6

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.6	$—	$17.2	2.6%	1.8 years
U.S. agency bonds – mortgage-backed	1,292.1	11.7	(41.1)	1,262.7	2.8%	4.4 years
U.S. agency bonds – other	7.2	0.9	—	8.1	5.0%	6.8 years
Non-U.S. government bonds	70.4	3.5	(0.7)	73.2	1.8%	2.6 years
Other mortgage-backed securities	33.6	—	(0.2)	33.4	3.4%	6.9 years
Corporate bonds	1,546.5	83.0	(22.8)	1,606.7	4.3%	5.0 years
Municipal bonds – auction rate	99.2	—	—	99.2	0.3%	0.0 years
Municipal bonds - other	62.2	0.9	(1.5)	61.6	4.2%	8.6 years
Total available-for-sale fixed maturities	3,127.8	100.6	(66.3)	3,162.1	3.5%	4.6 years
Other investments	4.5	0.6	—	5.1
Total investments	$3,132.3	$101.2	$(66.3)	$3,167.2

*Average yield is calculated by dividing annualized investment income for each sub-component of available-for sale securities (including amortization of premium or discount) by amortized cost and therefore does not include investment income earned on cash and cash equivalents or other short-term investments.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$56.2	1.8%	$88.6	2.8%
Due after one year through five years	459.5	14.5%	427.4	13.5%
Due after five years through ten years	1,277.6	40.3%	1,154.4	36.5%
Due after ten years	95.6	3.0%	195.6	6.2%
	1,888.9	59.6%	1,866.0	59.0%
U.S. agency bonds – mortgage-backed	1,235.5	39.0%	1,262.7	39.9%
Commercial mortgage-backed securities	44.4	1.4%	33.4	1.1%
Total AFS fixed maturities	$3,168.8	100.0%	$3,162.1	100.0%

As of March 31, 2014 and December 31, 2013, 98.2% of our fixed income portfolio consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of "BB+" or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments"" for additional information on the credit rating of our fixed income portfolio.

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$87.9	7.1%	$90.9	7.2%
FNMA – fixed rate	680.8	54.7%	695.4	54.7%
FNMA – variable rate	31.8	2.6%	34.5	2.7%
FHLMC – fixed rate	425.9	34.2%	432.2	34.0%
FHLMC – variable rate	9.1	0.7%	9.7	0.8%
Total RMBS	1,235.5	99.3%	1,262.7	99.4%
Total U.S. agency bonds - mortgage-backed	1,235.5	99.3%	1,262.7	99.4%
Non-MBS fixed rate U.S. agency bonds	8.2	0.7%	8.1	0.6%
Total U.S. agency bonds	$1,243.7	100.0%	$1,270.8	100.0%

A summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the three months ended March 31, 2014 and 2013 follows:

For the Three Months Ended March 31,	2014	2013
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,262.7	$992.2
Purchases	—	154.4
Sales and paydowns	(34.6)	(140.8)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) losses – included in other comprehensive income	7.8	(3.1)
Amortization of bond premium and discount	(0.4)	(3.7)
Ending balance	$1,235.5	$999.0

Prior policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage backed securities market, had impacted the Company's MBS portfolio for several years through 2013. These impacts included elevated levels of paydowns on certain MBS in the Company's AFS portfolio and higher levels of bond premium amortization, which had shortened the duration of the Company's AFS portfolio and reduced the amount of net investment income we reported, respectively.

However, those conditions began abating during 2013, as interest rates began to rise and in December 2013 the U.S. Federal Reserve began to gradually reduce the amount of liquidity it is providing to credit markets. During the three months ended March 31, 2014, the Company experienced the lowest levels of paydowns and amortization of bond premium of its U.S. agency bond - MBS portfolio since 2011, contributing to the improvement in investment income during that period compared to 2013.

These conditions and impacts may fluctuate, however as the interest rate environment gradually moves toward historical levels from those experienced recently.

Our U.S. Agency MBS portfolio represent 39.0% of our fixed maturity investments as of March 31, 2014. Given the relative size of this portfolio to our total investments, if these faster prepayment patterns were to continue over an extended period of time, this could potentially have the effect of limiting the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings as of March 31, 2014 and December 31, 2013 are as follows:

	Ratings*
March 31, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	5.8%	3.7%	27.9%	8.9%	0.2%	$801.6	46.5%
Industrials	—%	3.3%	10.1%	29.4%	2.4%	780.2	45.2%
Utilities/Other	—%	—%	2.9%	4.7%	0.7%	143.9	8.3%
Total Corporate bonds	5.8%	7.0%	40.9%	43.0%	3.3%	$1,725.7	100.0%

	Ratings*
December 31, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	6.1%	4.6%	28.9%	10.7%	0.2%	$811.3	50.5%
Industrials	—%	2.7%	7.8%	28.0%	2.5%	659.3	41.0%
Utilities/Other	—%	—%	2.8%	4.9%	0.8%	136.1	8.5%
Total Corporate bonds	6.1%	7.3%	39.5%	43.6%	3.5%	$1,606.7	100.0%
*Ratings as assigned by S&P

During the three months ended March 31, 2014, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as it had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio. We also further reduced our exposure to corporate bonds in the Financial Institutions sector, as those securities may be more sensitive to rising interest rates.

The Company’s 10 largest corporate holdings, 82.6% of which are in the Financial Institutions sector, as of March 31, 2014 as carried at fair value and as a percentage of all fixed income securities are as follows:

March 31, 2014		% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.9	1.3%	A-
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	26.7	0.8%	AAA
Citigroup FLT, Due 06/09/2016 (1)	26.7	0.8%	BBB+
BNP Paribas, 5.0% Due 01/15/2021	21.2	0.7%	A+
Electricite De France, 4.63% Due 9/11/2024	21.0	0.7%	A+
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.2	0.7%	A
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.6%	A
Bear Stearns FLT, Due 11/21/2016 (1)	19.9	0.6%	A
JP Morgan Chase & Co FLT, Due 06/13/2016 (1)	19.9	0.6%	A
Vale Overseas Ltd, 4.375% Due 01/11/2022	19.8	0.6%	A-
Total	$235.3	7.4%
* Ratings as assigned by S&P
(1) Securities with the notation FLT are floating rate securities.

As of March 31, 2014 and December 31, 2013, 12.4% and 15.5% of our corporate securities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and allow us to take advantage of any unanticipated increases in interest rates which may occur.

To the extent that the Company's operating subsidiaries invest in fixed maturities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax status of those securities.

As of March 31, 2014 and December 31, 2013, we own the following securities not denominated in U.S. dollars:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$261.1	77.9%	$230.3	75.9%
Non-U.S. government bonds	74.0	22.1%	73.2	24.1%
Total Non-U.S. dollar AFS fixed maturities	$335.1	100.0%	$303.5	100.0%

These fixed maturities were invested in the following currencies:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$273.7	81.7%	$249.1	82.1%
British Pound	35.6	10.6%	33.6	11.1%
Swedish Krona	11.5	3.4%	10.6	3.5%
Australian Dollar	9.7	2.9%	7.7	2.5%
All other	4.6	1.4%	2.5	0.8%
Total Non-U.S. dollar AFS fixed maturities	$335.1	100.0%	$303.5	100.0%

The continued increase in securities not denominated in U.S. dollars was primarily due to the investment of the net receipts from our Euro denominated underwriting activity.

We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, 82.3% and 91.9%, respectively, of the Company's non-sovereign government issuers were rated AA or higher by S&P. The five largest non-U.S. government or supranational issuers held by the Company as of March 31, 2014 and December 31, 2013 are:
:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Germany	$13.3	18.0%	$18.1	24.7%
State of Israel	13.1	17.7%	6.0	8.1%
European Financial Stability Facility	12.6	17.0%	12.4	17.0%
European Investment Bank	11.6	15.7%	11.1	15.2%
United Kingdom	11.3	15.3%	14.5	19.9%
All other	12.1	16.3%	11.1	15.1%
Total non-U.S. government bonds	$74.0	100.0%	$73.2	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	March 31, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$66.9	25.6%	$63.8	27.7%
AA+, AA, AA-	17.0	6.5%	10.2	4.5%
A+, A, A-	117.4	45.0%	103.8	45.0%
BBB+, BBB, BBB-	58.3	22.3%	51.0	22.0%
BB+ or lower	1.5	0.6%	1.5	0.8%
Total non-U.S. dollar denominated corporate bonds	$261.1	100.0%	$230.3	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government or corporate bonds

Other Changes in Financial Position

The following summarizes other changes in the financial position of the Company as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$675.2	$560.1	$115.1	20.5%
Prepaid reinsurance premiums	31.9	39.2	(7.3)	(18.7)%
Reinsurance recoverable on unpaid losses	83.4	84.0	(0.6)	(0.8)%
Deferred commission and other acquisition expenses	348.7	304.9	43.8	14.4%
Reserve for loss and loss adjustment expenses	2,035.8	1,957.8	78.0	4.0%
Unearned premiums	1,218.5	1,034.8	183.7	17.8%

In general, the increases in these balances reflect the continued growth of the Company, in particular the strong premium written growth experienced during the three months ended March 31, 2014 in the AmTrust Quota Share Reinsurance segment. At March 31, 2014, the reinsurance recoverable decreased by $0.6 million compared to December 31, 2013, of which $47.0 million or 56.4% relates to reinsurance claims from Superstorm Sandy.

Capital Resources

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,510.2 million at March 31, 2014, a $100.0 million or 6.2% decrease from $1,610.2 million at December 31, 2013 and reflect the decrease in our outstanding debt offset by an increase in the Company's shareholders' equity. The following table shows the movement in capital resources as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	835.2	808.8	26.4	3.3%
Total Maiden shareholders' equity	1,150.2	1,123.8	26.4	2.3%
2011 Senior Notes	107.5	107.5	—	—%
2012 Senior Notes	100.0	100.0	—	—%
2013 Senior Notes	152.5	152.5	—	—%
Junior Subordinated Debt	—	126.4	(126.4)	(100.0)%
Total capital resources	$1,510.2	$1,610.2	$(100.0)	(6.2)%

The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Maiden shareholders' equity at March 31, 2014 increased by $26.4 million or 2.3% compared to December 31, 2013 primarily due to:

•
increase in comprehensive income following improvements in market values of our fixed maturity securities resulting in an unrealized gain of $37.9 million. This gain was partially offset by a change in cumulative translation adjustment of $0.1 million;

•	increase due to net income of $2.1 million. See "Results of Operations - Net Income" on page 36 for a discussion of the Company’s net income for the three months ended March 31, 2014;

•	increase in additional paid in capital of $0.6 million resulting from share based compensation transactions; and

•	decrease of $14.1 million related to dividend payments on both the Company’s common and preferred shares.

Indebtedness
The net decrease of $126.4 million was entirely due to the redemption of the Junior Subordinated Debt on January 15, 2014 by the Company's wholly owned U.S. holding company Maiden NA, utilizing the proceeds from the issuance of the 2013 Senior Notes and cash on hand.

There were no further changes in the Company’s indebtedness at March 31, 2014 compared to December 31, 2013 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2014. See Note 7 to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s indebtedness. We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, on November 8, 2013 we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances after that date. As previously reported, the Company, through Maiden NA, issued $152.5 million principal amount of 7.75% Senior Notes due on December 1, 2043 on November 25, 2013.

Therefore, we presently have the ability to issue, from time to time, an additional $147.5 million in securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Financial Strength Ratings

There are no changes from the the "Financial Strength Ratings" as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. As of March 31, 2014, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At March 31, 2014, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains were $0.1 million for the three months ended March 31, 2014, compared to $1.5 million during the same period in 2013.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently issued accounting pronouncements not yet adopted.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates; changes in credit quality of issuers of investment securities and reinsurers; and foreign currency risk.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2014, we had AFS fixed maturity securities with a fair value of $3.2 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of March 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of March 31, 2014:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,877.6	$(291.2)	(25.3)%
100 basis point increase	3,016.9	(151.9)	(13.2)%
No change	3,168.8	—	—%
100 basis point decrease	3,326.8	158.0	13.7%
200 basis point decrease	3,489.9	321.1	27.9%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of March 31, 2014 have not changed materially compared to December 31, 2013.

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in the securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Ratings*
AA+ or better	48.9%	50.5%
AA, AA-, A+, A, A-	25.9%	25.6%
BBB+, BBB, BBB-	23.4%	22.1%
BB+ or lower	1.8%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At March 31, 2014, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments " on page 46), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.3% and 7.4% of the Company’s total fixed income securities, respectively.

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers is unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed on March 4, 2014, respectively, for detailed information on three brokers that accounted for approximately 29.2% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2013.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda. Reinsurance balances receivable from the Company’s clients at March 31, 2014 were $675.2 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2014.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $83.4 million at March 31, 2014 compared to $84.0 million at the end of December 31, 2013. Of these reinsurance recoverables, as of March 31, 2014, $47.0 million or 56.4% compared to $49.8 million or 59.2% as of December 31, 2013 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's reinsurance counterparties as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
A or better	90.4%	90.2%
A-	6.0%	7.5%
B++ or worse	3.6%	2.3%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended March 31, 2014, 14.1% of our net premiums written and 12.9% of our reserve for loss and loss adjustment expenses were transacted in Euros.

Refer to the ‘Quantitative and Qualitative Disclosures about Market Risk’ section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general overview on the uncertain economic issues relating to the Euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2014, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease in the Company's net assets of $15.3 million and $30.6 million, respectively.

Item 4. Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, such disclosure controls and procedures were effective. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide an absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

During the most recent fiscal quarter, there were no changes in the Company's internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f) and 15d-15(f)) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2(a) and (b) are not applicable.
(c) Share Repurchases
The table below details the repurchases that were made during the three months ended March 31, 2014, which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares:

For the Three Months Ended March 31, 2014	Total number of shares repurchased*	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Dollar amount still available under trading plan
				($ in Millions)
January 1, 2014 - January 31, 2014	—	$—	—	$75.0
February 1, 2014 - February 28, 2014	5,851	11.18	—	75.0
March 1, 2014 - March 31, 2014	—	—	—	75.0
Total	5,851	$11.18	$—	$75.0
* From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Share Incentive Plan.The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.
On December 24, 2012, Maiden Holdings adopted a written trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), to facilitate the repurchase of its common shares in accordance with Maiden's existing share repurchase authorization. The Company has not repurchased any of its common shares under this trading plan.

Subsequent to the three months ended March 31, 2014 and through the period ended May 6, 2014, the Company did not repurchase any additional common shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

(a) The 2014 Annual General Meeting of Shareholders of the Company was held on May 6, 2014.

(b) Matters voted on at the meeting and the number of votes cast:

1. To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2015 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	59,966,591	2,638,098	3,520,219
Simcha G. Lyons	56,632,447	5,972,242	3,520,219
Raymond M. Neff	61,410,455	1,194,234	3,520,219
Yehuda L. Neuberger	55,566,170	7,038,519	3,520,219
Steven H. Nigro	61,419,206	1,185,483	3,520,219

2. To elect six directors to the Board of Directors of Maiden Insurance Company Ltd. to serve until the 2014 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Patrick J. Haveron	61,925,563	679,126	3,520,219
David A. Lamneck	61,934,365	670,324	3,520,219
John M. Marshaleck	61,935,069	669,620	3,520,219
Lawrence F. Metz	61,934,565	670,124	3,520,219
Arturo M. Raschbaum	61,925,163	679,526	3,520,219
Karen L. Schmitt	61,933,969	670,720	3,520,219

3. To elect five directors to the Board of Directors of Maiden Global Holdings, Ltd. to serve until the 2015 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Patrick J. Haveron	61,934,565	670,124	3,520,219
John M. Marshaleck	61,926,067	678,622	3,520,219
Lawrence F. Metz	61,934,565	670,124	3,520,219
Arturo M. Raschbaum	61,930,914	673,775	3,520,219
Maxwell F. Reid	61,933,965	670,724	3,520,219

4. An advisory vote on a non-binding resolution to approve the compensation of certain of our executive officers:

Voted For	Voted Against	Abstain	Broker Non-Vote
61,172,094	1,335,550	97,044	3,520,220

5. The authorization to change the name of our wholly owned subsidiary Maiden Insurance Company Ltd. to Maiden Reinsurance Ltd.:

Voted For	Voted Against	Abstain	Broker Non-Vote
66,014,133	86,545	24,230	—

6. To ratify the selections of BDO USA, LLP to serve as the Company's and BDO LLP Maiden Global Holdings, Ltd.'s independent registered public accounting firm for the year ending December 31, 2014, and Arthur Morris and Company Limited as Maiden Insurance Company Ltd.'s independent registered public accounting firm for the year ending December 31, 2014:

Voted For	Voted Against	Abstain	Broker Non-Vote
66,023,179	75,395	26,334	—

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
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

MAIDEN HOLDINGS, LTD.
By:
May 9, 2014		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Marshaleck
John M. Marshaleck Chief Financial Officer
(Principal Financial and Accounting Officer)