Form 10-Q
period 2014-06-30
Maiden Holdings, Ltd.
filed 2014-08-11
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 4, 2014, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,877,657.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2014: $3,099,723; 2013: $3,127,792)	$3,225,676	$3,162,067
Other investments, at fair value (Cost 2014: $10,438; 2013: $4,522)	11,061	5,092
Total investments	3,236,737	3,167,159
Cash and cash equivalents	70,017	139,833
Restricted cash and cash equivalents	221,545	77,360
Accrued investment income	26,354	25,238
Reinsurance balances receivable, net (includes $371,691 and $299,645 from related parties in 2014 and 2013, respectively)	672,526	560,145
Prepaid reinsurance premiums	29,378	39,186
Reinsurance recoverable on unpaid losses (includes $5,983 and $7,263 from related parties in 2014 and 2013, respectively)	100,199	84,036
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $261,168 and $216,508 from related parties in 2014 and 2013, respectively)	360,179	304,908
Goodwill and intangible assets, net	88,975	90,613
Other assets	46,921	56,926
Total assets	$5,020,806	$4,713,379
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,004,489 and $885,381 from related parties in 2014 and 2013, respectively)	$2,104,660	$1,957,835
Unearned premiums (includes $849,231 and $711,950 from related parties in 2014 and 2013, respectively)	1,224,830	1,034,754
Accrued expenses and other liabilities	107,905	110,114
Senior notes	360,000	360,000
Junior subordinated debt	—	126,381
Total liabilities	3,797,395	3,589,084
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value; 73,845,844 and 73,595,897 shares issued in 2014 and 2013, respectively; 72,877,657,and 72,633,561 shares outstanding in 2014 and 2013, respectively)	738	736
Additional paid-in capital	575,811	574,522
Accumulated other comprehensive income	117,950	25,784
Retained earnings	217,295	211,602
Treasury shares, at cost (968,187 and 962,336 shares in 2014 and 2013, respectively)	(3,867)	(3,801)
Total Maiden shareholders’ equity	1,222,927	1,123,843
Noncontrolling interest in subsidiaries	484	452
Total equity	1,223,411	1,124,295
Total liabilities and equity	$5,020,806	$4,713,379
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Gross premiums written	$560,008	$535,457	$1,282,390	$1,250,177
Net premiums written	$540,920	$497,949	$1,250,812	$1,187,008
Change in unearned premiums	(9,024)	15,324	(199,686)	(185,293)
Net premiums earned	531,896	513,273	1,051,126	1,001,715
Other insurance revenue	2,842	2,780	8,004	7,995
Net investment income	28,107	20,745	55,949	42,724
Net realized gains (losses) on investment	577	(53)	665	3,230
Total revenues	563,422	536,745	1,115,744	1,055,664
Expenses:
Net loss and loss adjustment expenses	351,157	343,347	702,501	678,242
Commission and other acquisition expenses	157,402	143,572	303,484	275,902
General and administrative expenses	15,396	16,817	30,320	30,912
Interest and amortization expenses	7,172	9,570	15,236	19,140
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	28,240	—
Amortization of intangible assets	819	945	1,638	1,890
Foreign exchange and other gains	(934)	(1,049)	(1,072)	(2,596)
Total expenses	531,012	513,202	1,080,347	1,003,490
Income before income taxes	32,410	23,543	35,397	52,174
Income tax expense	495	212	1,421	736
Net income	31,915	23,331	33,976	51,438
Less: Income attributable to noncontrolling interest	(27)	(32)	(66)	(59)
Net income attributable to Maiden shareholders	31,888	23,299	33,910	51,379
Dividends on preference shares	(6,084)	(3,094)	(12,168)	(6,188)
Net income attributable to Maiden common shareholders	$25,804	$20,205	$21,742	$45,191
Basic earnings per share attributable to Maiden common shareholders	$0.35	$0.28	$0.30	$0.62
Diluted earnings per share attributable to Maiden common shareholders	$0.34	$0.27	$0.29	$0.61
Dividends declared per common share	$0.11	$0.09	$0.22	$0.18

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$31,915	$23,331	$33,976	$51,438
Other comprehensive income (loss)
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period (net of tax of $(14) and $(43) for the three and six months ended June 30, 2014 and $26 and $33 for the three and six months ended June 30, 2013, respectively)	53,308	(83,489)	91,339	(91,337)
Adjustment for reclassification of net realized gains recognized in net income, net of tax	418	—	347	(3,081)
Foreign currency translation adjustment	643	(1,569)	477	1,317
Other comprehensive income (loss)	54,369	(85,058)	92,163	(93,101)
Comprehensive income (loss)	86,284	(61,727)	126,139	(41,663)
Net income attributable to noncontrolling interest	(27)	(32)	(66)	(59)
Other comprehensive loss (income) attributable to noncontrolling interest	3	(5)	3	6
Comprehensive income attributable to noncontrolling interest	(24)	(37)	(63)	(53)
Comprehensive income (loss) attributable to Maiden shareholders	$86,260	$(61,764)	$126,076	$(41,716)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2014	2013
Preference shares
Beginning balance	$315,000	$150,000
Ending balance	315,000	150,000
Common shares
Beginning balance	736	733
Exercise of options and issuance of shares	2	2
Ending balance	738	735
Additional paid-in capital
Beginning balance	574,522	575,869
Exercise of options and issuance of common shares	324	931
Share based compensation expense	965	1,160
Ending balance	575,811	577,960
Accumulated other comprehensive income
Beginning balance	25,784	141,130
Change in net unrealized gains (losses) on investments, net	91,686	(94,418)
Foreign currency translation adjustments	480	1,323
Ending balance	117,950	48,035
Retained earnings
Beginning balance	211,602	151,308
Net income attributable to Maiden shareholders	33,910	51,379
Dividends on preference shares	(12,168)	(6,188)
Dividends on common shares	(16,049)	(13,063)
Ending balance	217,295	183,436
Treasury shares
Beginning balance	(3,801)	(3,801)
Shares repurchased for treasury	(66)	—
Ending balance	(3,867)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	452	372
Dividend paid to noncontrolling interest	(31)	(29)
Net income attributable to noncontrolling interest	66	59
Foreign currency translation adjustments	(3)	(6)
Ending balance	484	396
Total equity	$1,223,411	$956,761
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2014	2013
Cash flows from operating activities:
Net income	$33,976	$51,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,392	2,591
Net realized gains on investment	(665)	(3,230)
Foreign exchange and other gains	(1,072)	(2,596)
Amortization of share-based compensation expense, bond premium and discount, subordinated debt discount and accelerated amortization of junior subordinated debt discount and issuance cost, net	32,583	8,230
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(110,604)	(167,309)
Prepaid reinsurance premiums	9,808	(10,219)
Reinsurance recoverable on unpaid losses	(16,093)	9,712
Accrued investment income	(1,113)	(540)
Deferred commission and other acquisition expenses	(55,090)	(44,644)
Other assets	7,200	7,772
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	145,959	111,408
Unearned premiums	189,872	195,538
Accrued expenses and other liabilities	(1,630)	(8,091)
Net cash provided by operating activities	235,523	150,060
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(217,904)	(630,576)
Purchases of other investments	(6,134)	(1,538)
Proceeds from sales of fixed maturities – available-for-sale	109,963	202,486
Proceeds from maturities and calls of fixed maturities	133,006	264,264
Proceeds from redemption of other investments	510	168
(Increase) decrease in restricted cash and cash equivalents	(144,185)	36,112
Other, net	(656)	1,055
Net cash used in investing activities	(125,400)	(128,029)
Cash flows from financing activities:
Repayment of junior subordinated debt	(152,500)	—
Common share issuance	326	933
Dividends paid to common shareholders	(16,035)	(6,543)
Dividends paid to preference shareholders	(12,168)	(6,188)
Net cash used in financing activities	(180,377)	(11,798)
Effect of exchange rate changes on foreign currency cash	438	(2,401)
Net (decrease) increase in cash and cash equivalents	(69,816)	7,832
Cash and cash equivalents, beginning of period	139,833	81,543
Cash and cash equivalents, end of period	$70,017	$89,375

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Maiden Holdings, Ltd. and its subsidiaries (the "Company" or "Maiden") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Revenue from Contracts with Customers

On May 28, 2014, FASB issued the final standard on revenue from contracts with customers. The standard, issued as ASU 2014-09, provides comprehensive guidance for entities to use in accounting for revenue arising from contracts with customers. The purpose of this ASU is to develop a common revenue recognition standard as part of the convergence between U.S. GAAP and International Financial Reporting Standard ("IFRS"). The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016, for public entities. Early application is not permitted.

An entity should apply the amendments in this ASU using one of the following two methods on adoption:

1.	Retrospectively to each prior reporting period presented and the entity may elect any of the following practical expedients:

a.	For completed contracts, an entity need not restate contracts that begin and end within the same annual reporting period;

b.
For completed contracts that have variable consideration, an entity may use the transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods;

c.
For all reporting periods presented before the date of initial application, an entity need not disclose the amount of the transaction price allocated to remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue.

2.
Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. If an entity elects this transition method it also should provide the additional disclosures in reporting periods that include the date of initial application of:

a.	The amount by which each financial statement line item is affected in the current reporting period by the application of this ASU as compared to the guidance that was in effect before the change.

b.	An explanation of the reasons for significant changes.

The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated results of operations and financial condition and have not yet determined the method by which we will adopt the standard in 2017.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period

On June 19, 2014, FASB issued ASU 2014-12 to clarify how entities should treat performance targets that can be met after the requisite service period of a share-based payment award. The ASU states that the share-based payment award should be treated as a performance condition that affects vesting and therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. No new disclosures are required under the ASU.

ASU 2014-12 is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2015. Early adoption is permitted. In addition, all entities will have the option of applying the guidance either prospectively (i.e. only to awards granted or modified on or after the effective date of the issue) or retrospectively. Retrospective application would only apply to awards with performance targets outstanding at or after the beginning of the first annual period presented (i.e. the earliest presented comparative period). The adoption of this guidance is not expected to have an impact on our results of operations, financial condition or liquidity.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting

The Company currently has three reportable segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and the NGHC Quota Share (which is currently in run-off).

The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, prepaid reinsurance premiums, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments, and reinsurance recoverable on paid losses and funds withheld (which are both presented as part of other assets in the condensed consolidated balance sheets). All remaining assets are allocated to Corporate.

Fee-generating business, which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company. To the extent that the fees are generated on underlying insurance contracts sold to third parties that are then ceded under quota share reinsurance contracts with Maiden Reinsurance Ltd. ("Maiden Bermuda", formerly known as Maiden Insurance Company Ltd.), a proportionate share of the fee is offset against the related acquisition expense. To the extent that fee business is not directly associated with premium revenue generated under the applicable reinsurance contracts, that fee revenue is separately reported on the line captioned “Other insurance revenue” in the Company's unaudited Condensed Consolidated Statements of Income.

The following tables summarize our operating segment's underwriting results and the reconciliation of our reportable segments to net income:

For the Three Months Ended June 30, 2014	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$168,943	$372,024	$(47)	$540,920
Net premiums earned	$200,840	$324,926	$6,130	$531,896
Other insurance revenue	2,842	—	—	2,842
Net loss and loss adjustment expenses	(136,208)	(210,680)	(4,269)	(351,157)
Commission and other acquisition expenses	(56,919)	(98,510)	(1,973)	(157,402)
General and administrative expenses	(10,405)	(514)	(188)	(11,107)
Underwriting income (loss)	$150	$15,222	$(300)	$15,072
Reconciliation to net income
Net investment income and realized gains on investment				28,684
Amortization of intangible assets				(819)
Foreign exchange and other gains				934
Interest and amortization expenses				(7,172)
Other general and administrative expenses				(4,289)
Income tax expense				(495)
Net income				$31,915

Net loss and loss adjustment expense ratio*	66.9%	64.8%	69.6%	65.7%
Commission and other acquisition expense ratio**	27.9%	30.3%	32.2%	29.4%
General and administrative expense ratio***	5.1%	0.2%	3.1%	2.9%
Combined ratio****	99.9%	95.3%	104.9%	98.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended June 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$134,934	$290,578	$72,437	$497,949
Net premiums earned	$178,336	$261,404	$73,533	$513,273
Other insurance revenue	2,780	—	—	2,780
Net loss and loss adjustment expenses	(120,837)	(172,925)	(49,585)	(343,347)
Commission and other acquisition expenses	(44,438)	(76,198)	(22,936)	(143,572)
General and administrative expenses	(11,153)	(505)	(179)	(11,837)
Underwriting income	$4,688	$11,776	$833	$17,297
Reconciliation to net income
Net investment income and realized losses on investment				20,692
Amortization of intangible assets				(945)
Foreign exchange and other gains				1,049
Interest and amortization expenses				(9,570)
Other general and administrative expenses				(4,980)
Income tax expense				(212)
Net income				$23,331

Net loss and loss adjustment expense ratio*	66.7%	66.2%	67.4%	66.5%
Commission and other acquisition expense ratio**	24.5%	29.1%	31.2%	27.8%
General and administrative expense ratio***	6.2%	0.2%	0.3%	3.3%
Combined ratio****	97.4%	95.5%	98.9%	97.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30, 2014	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$460,562	$791,034	$(784)	$1,250,812
Net premiums earned	$400,156	$629,848	$21,122	$1,051,126
Other insurance revenue	8,004	—	—	8,004
Net loss and loss adjustment expenses	(277,572)	(410,224)	(14,705)	(702,501)
Commission and other acquisition expenses	(107,760)	(188,995)	(6,729)	(303,484)
General and administrative expenses	(21,395)	(1,062)	(387)	(22,844)
Underwriting income (loss)	$1,433	$29,567	$(699)	$30,301
Reconciliation to net income
Net investment income and realized gains on investment				56,614
Amortization of intangible assets				(1,638)
Foreign exchange and other gains				1,072
Interest and amortization expenses				(15,236)
Accelerated amortization of junior subordinated debt discount and issuance costs				(28,240)
Other general and administrative expenses				(7,476)
Income tax expense				(1,421)
Net income				$33,976

Net loss and loss adjustment expense ratio*	68.0%	65.1%	69.6%	66.3%
Commission and other acquisition expense ratio**	26.4%	30.0%	31.9%	28.7%
General and administrative expense ratio***	5.2%	0.2%	1.8%	2.8%
Combined ratio****	99.6%	95.3%	103.3%	97.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Net premiums written	$402,544	$635,396	$149,068	$1,187,008
Net premiums earned	$374,585	$481,692	$145,438	$1,001,715
Other insurance revenue	7,995	—	—	7,995
Net loss and loss adjustment expenses	(261,600)	(318,570)	(98,072)	(678,242)
Commission and other acquisition expenses	(89,220)	(141,330)	(45,352)	(275,902)
General and administrative expenses	(21,951)	(994)	(353)	(23,298)
Underwriting income	$9,809	$20,798	$1,661	$32,268
Reconciliation to net income
Net investment income and realized gains on investment				45,954
Amortization of intangible assets				(1,890)
Foreign exchange and other gains				2,596
Interest and amortization expenses				(19,140)
Other general and administrative expenses				(7,614)
Income tax expense				(736)
Net income				$51,438

Net loss and loss adjustment expense ratio*	68.4%	66.1%	67.4%	67.2%
Commission and other acquisition expense ratio**	23.3%	29.3%	31.2%	27.3%
General and administrative expense ratio***	5.7%	0.3%	0.3%	3.1%
Combined ratio****	97.4%	95.7%	98.9%	97.6%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following table summarizes our reportable segments' identifiable assets as of June 30, 2014 and December 31, 2013:

June 30, 2014	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$301,165	$371,361	$—	$672,526
Prepaid reinsurance premiums	29,378	—	—	29,378
Reinsurance recoverable on unpaid losses	100,199	—	—	100,199
Deferred commission and other acquisition expenses	99,004	261,060	115	360,179
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	88,975	—	—	88,975
Restricted cash and cash equivalents and investments	1,091,474	1,334,771	85,315	2,511,560
Other assets	28,764	—	—	28,764
Total assets - reportable segments	1,738,959	2,135,167	85,430	3,959,556
Corporate assets	—	—	—	1,061,250
Total Assets	$1,738,959	$2,135,167	$85,430	$5,020,806

December 31, 2013	Diversified Reinsurance	AmTrust Quota Share Reinsurance	NGHC Quota Share	Total
Reinsurance balances receivable, net	$260,882	$278,573	$20,690	$560,145
Prepaid reinsurance premiums	39,186	—	—	39,186
Reinsurance recoverable on unpaid losses	84,036	—	—	84,036
Deferred commission and other acquisition expenses	88,482	209,439	6,987	304,908
Loan to related party	—	167,975	—	167,975
Goodwill and intangible assets, net	90,613	—	—	90,613
Restricted cash and cash equivalents and investments	1,029,537	1,098,409	103,752	2,231,698
Other assets	32,358	—	—	32,358
Total assets - reportable segments	1,625,094	1,754,396	131,429	3,510,919
Corporate assets	—	—	—	1,202,460
Total Assets	$1,625,094	$1,754,396	$131,429	$4,713,379

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30,	2014		2013
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$25,556	4.7%	$16,556	3.3%
Casualty	107,827	19.9%	88,793	17.8%
Accident and Health	7,895	1.5%	7,080	1.4%
International	27,665	5.1%	22,505	4.5%
Total Diversified Reinsurance	168,943	31.2%	134,934	27.0%
AmTrust Quota Share Reinsurance
Small Commercial Business	198,023	36.6%	136,208	27.4%
Specialty Program	56,329	10.4%	38,669	7.8%
Specialty Risk and Extended Warranty	117,672	21.8%	115,701	23.2%
Total AmTrust Quota Share Reinsurance	372,024	68.8%	290,578	58.4%
NGHC Quota Share
Automobile Liability	9	—%	41,585	8.4%
Automobile Physical Damage	(56)	—%	30,852	6.2%
Total NGHC Quota Share	(47)	—%	72,437	14.6%
	$540,920	100.0%	$497,949	100.0%

For the Three Months Ended June 30,	2014		2013
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$40,760	7.7%	$27,771	5.4%
Casualty	125,385	23.6%	116,838	22.8%
Accident and Health	11,374	2.1%	9,729	1.9%
International	23,321	4.4%	23,998	4.7%
Total Diversified Reinsurance	200,840	37.8%	178,336	34.8%
AmTrust Quota Share Reinsurance
Small Commercial Business	177,054	33.3%	117,566	22.9%
Specialty Program	44,952	8.5%	32,115	6.2%
Specialty Risk and Extended Warranty	102,920	19.3%	111,723	21.8%
Total AmTrust Quota Share Reinsurance	324,926	61.1%	261,404	50.9%
NGHC Quota Share
Automobile Liability	3,892	0.7%	42,473	8.3%
Automobile Physical Damage	2,238	0.4%	31,060	6.0%
Total NGHC Quota Share	6,130	1.1%	73,533	14.3%
	$531,896	100.0%	$513,273	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30,	2014		2013
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$88,137	7.0%	$86,078	7.3%
Casualty	279,581	22.4%	237,216	20.0%
Accident and Health	25,117	2.0%	22,609	1.8%
International	67,727	5.4%	56,641	4.8%
Total Diversified Reinsurance	460,562	36.8%	402,544	33.9%
AmTrust Quota Share Reinsurance
Small Commercial Business	451,780	36.1%	298,226	25.1%
Specialty Program	88,127	7.0%	73,615	6.2%
Specialty Risk and Extended Warranty	251,127	20.1%	263,555	22.2%
Total AmTrust Quota Share Reinsurance	791,034	63.2%	635,396	53.5%
NGHC Quota Share
Automobile Liability	(525)	—%	85,924	7.2%
Automobile Physical Damage	(259)	—%	63,144	5.4%
Total NGHC Quota Share	(784)	—%	149,068	12.6%
	$1,250,812	100.0%	$1,187,008	100.0%

For the Six Months Ended June 30,	2014		2013
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$81,355	7.8%	$75,318	7.5%
Casualty	247,272	23.5%	233,897	23.4%
Accident and Health	20,260	1.9%	18,362	1.8%
International	51,269	4.9%	47,008	4.7%
Total Diversified Reinsurance	400,156	38.1%	374,585	37.4%
AmTrust Quota Share Reinsurance
Small Commercial Business	335,659	31.9%	219,823	22.0%
Specialty Program	77,805	7.4%	65,461	6.5%
Specialty Risk and Extended Warranty	216,384	20.6%	196,408	19.6%
Total AmTrust Quota Share Reinsurance	629,848	59.9%	481,692	48.1%
NGHC Quota Share
Automobile Liability	12,988	1.2%	84,103	8.4%
Automobile Physical Damage	8,134	0.8%	61,335	6.1%
Total NGHC Quota Share	21,122	2.0%	145,438	14.5%
	$1,051,126	100.0%	$1,001,715	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$11,956	$505	$—	$12,461
U.S. agency bonds – mortgage-backed	1,215,829	15,959	(19,202)	1,212,586
U.S. agency bonds – other	7,209	965	—	8,174
Non-U.S. government bonds	65,755	3,818	(15)	69,558
Other mortgage-backed securities	43,925	1,623	—	45,548
Corporate bonds	1,692,907	123,494	(4,564)	1,811,837
Municipal bonds – other	62,142	3,370	—	65,512
Total available-for-sale fixed maturities	3,099,723	149,734	(23,781)	3,225,676
Other investments	10,438	623	—	11,061
Total investments	$3,110,161	$150,357	$(23,781)	$3,236,737

December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,622	$587	$—	$17,209
U.S. agency bonds – mortgage-backed	1,292,032	11,727	(41,104)	1,262,655
U.S. agency bonds – other	7,207	901	—	8,108
Non-U.S. government bonds	70,377	3,547	(712)	73,212
Other mortgage-backed securities	33,676	—	(232)	33,444
Corporate bonds	1,546,578	82,952	(22,830)	1,606,700
Municipal bonds – auction rate	99,170	—	—	99,170
Municipal bonds – other	62,130	934	(1,495)	61,569
Total available-for-sale fixed maturities	3,127,792	100,648	(66,373)	3,162,067
Other investments	4,522	570	—	5,092
Total investments	$3,132,314	$101,218	$(66,373)	$3,167,159

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without prepayment penalties.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

June 30, 2014	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$40,114	$41,333	1.3%
Due after one year through five years	498,779	547,399	17.0%
Due after five years through ten years	1,207,263	1,278,234	39.6%
Due after ten years	93,813	100,576	3.1%
	1,839,969	1,967,542	61.0%
U.S. agency bonds – mortgage-backed	1,215,829	1,212,586	37.6%
Other mortgage-backed securities	43,925	45,548	1.4%
Total available-for-sale fixed maturities	$3,099,723	$3,225,676	100.0%

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$182,914	$(1,756)	$550,285	$(17,446)	$733,199	$(19,202)
Non–U.S. government bonds	930	(8)	2,875	(7)	3,805	(15)
Corporate bonds	31,665	(230)	195,529	(4,334)	227,194	(4,564)
Total temporarily impaired available-for-sale fixed maturities	$215,509	$(1,994)	$748,689	$(21,787)	$964,198	$(23,781)

As of June 30, 2014, there were approximately 74 securities in an unrealized loss position with a fair value of $964,198 and unrealized losses of $23,781. Of these securities, there are 55 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $748,689 and unrealized losses of $21,787.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Other-Than-Temporary Impairments ("OTTI")

We review our investment portfolio for impairment on a quarterly basis. Impairment of investments results in a charge to operations when a fair value decline below cost is deemed to be other-than-temporary. As of June 30, 2014, we reviewed our portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. During the three and six months ended June 30, 2014 and 2013, the Company recognized no OTTI. Based on our qualitative and quantitative OTTI review of each asset class within our fixed maturity portfolio, the unrealized losses on fixed maturities at June 30, 2014 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2014.

The following summarizes the credit ratings of our available-for-sale fixed maturities:

Rating* as of June 30, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$11,956	$12,461	0.4%
U.S. agency bonds	1,223,038	1,220,760	37.8%
AAA	209,837	229,345	7.1%
AA+, AA, AA-	147,352	158,187	4.9%
A+, A, A-	710,300	759,948	23.6%
BBB+, BBB, BBB-	735,641	780,709	24.2%
BB+ or lower	61,599	64,266	2.0%
Total	$3,099,723	$3,225,676	100.0%

Rating* as of December 31, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,622	$17,209	0.5%
U.S. agency bonds	1,299,239	1,270,763	40.2%
AAA	210,872	222,417	7.0%
AA+, AA, AA-	236,424	242,986	7.7%
A+, A, A-	619,148	651,248	20.6%
BBB+, BBB, BBB-	689,532	701,529	22.2%
BB+ or lower	55,955	55,915	1.8%
Total	$3,127,792	$3,162,067	100.0%
*Ratings as assigned by Standard & Poor’s ("S&P")

(b) Other Investments

The table below shows our portfolio of other investments:

	June 30, 2014		December 31, 2013
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investments in limited partnerships	$5,061	45.8%	$4,092	80.4%
Other	6,000	54.2%	1,000	19.6%
Total other investments	$11,061	100.0%	$5,092	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $1,158 as of June 30, 2014.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(c) Net Realized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains (losses) on investment included in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30, 2014	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$372	$—	$372
Other investments	205	—	205
Net realized gains on investment	$577	$—	$577

For the Three Months Ended June 30, 2013	Gross gains	Gross losses	Net
Other investments	$—	$(53)	$(53)
Net realized losses on investment	$—	$(53)	$(53)

For the Six Months Ended June 30, 2014	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$373	$—	$373
Other investments	292	—	292
Net realized gains on investment	$665	$—	$665

For the Six Months Ended June 30, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,112	$—	$3,112
Other investments	171	(53)	118
Net realized gains on investment	$3,283	$(53)	$3,230

Proceeds from sales of fixed maturities classified as available-for-sale were $4,629 and $109,963 for the three and six months ended June 30, 2014 (June 30, 2013 - $157,107 and $202,486, respectively). Net unrealized gains were as follows:

	June 30, 2014	December 31, 2013
Available-for-sale fixed maturities	$125,953	$34,275
Other investments	623	570
Total net unrealized gains	126,576	34,845
Deferred income tax expense	(162)	(117)
Net unrealized gains, net of deferred income tax	$126,414	$34,728
Change in net unrealized gains, net of deferred income tax	$91,686	$(108,937)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

The assets in trust as collateral are primarily cash and highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

	June 30, 2014	December 31, 2013
Restricted cash and cash equivalents – third party agreements	$80,884	$72,877
Restricted cash and cash equivalents – related party agreements	139,391	4,429
Restricted cash and cash equivalents – U.S. state regulatory authorities	1,270	54
Total restricted cash and cash equivalents	221,545	77,360
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2014 – $964,674; 2013 – $933,897)	997,225	939,800
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2014 – $1,230,391; 2013 – $1,183,156)	1,284,620	1,201,473
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2014 – $7,899; 2013 – $12,730)	8,170	13,065
Total restricted investments	2,290,015	2,154,338
Total restricted cash and cash equivalents and investments	$2,511,560	$2,231,698

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of June 30, 2014.

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

Other investments — The fair values of the investments in limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy. The fair value of both the investment in preference shares of a start-up insurance producer and the common shares of an insurance company, was determined using recent private market transactions and a subscription via a 144a prospectus, respectively, and as such, the fair value is included in the Level 3 fair value hierarchy.

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

At June 30, 2014 and December 31, 2013, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$12,461	$—	$—	$12,461
U.S. agency bonds – mortgage-backed	—	1,212,586	—	1,212,586
U.S. agency bonds – other	—	8,174	—	8,174
Non-U.S. government bonds	—	69,558	—	69,558
Other mortgage-backed securities	—	45,548	—	45,548
Corporate bonds	—	1,811,837	—	1,811,837
Municipal bonds – other	—	65,512	—	65,512
Other investments	—	—	11,061	11,061
Total	$12,461	$3,213,215	$11,061	$3,236,737
As a percentage of total assets	0.2%	64.0%	0.2%	64.4%

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$17,209	$—	$—	$17,209
U.S. agency bonds – mortgage-backed	—	1,262,655	—	1,262,655
U.S. agency bonds – other	—	8,108	—	8,108
Non-U.S. government bonds	—	73,212	—	73,212
Other mortgage-backed securities	—	33,444	—	33,444
Corporate bonds	—	1,606,700	—	1,606,700
Municipal bonds – auction rate	—	99,170	—	99,170
Municipal bonds – other	—	61,569	—	61,569
Other investments	—	—	5,092	5,092
Total	$17,209	$3,144,858	$5,092	$3,167,159
As a percentage of total assets	0.4%	66.7%	0.1%	67.2%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 100.0% and 95.3% of its fixed maturities at June 30, 2014 and December 31, 2013, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. As of June 30, 2014 and December 31, 2013, 0.0% and 4.7%, respectively, of the fixed maturities are valued using the market approach. Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion on the securities that were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service.

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

Other investments: The Company has $5,061 or approximately 0.2% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company also has investments of $1,000 in preference shares of a start-up insurance producer and $5,000 in common shares of an insurance company, the fair value of both investments was determined using recent private market transactions and a subscription via a 144a prospectus, respectively, and as such, the fair value is included in the Level 3 fair value hierarchy.

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

(c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended
Other investments:	June 30, 2014	June 30, 2013
Balance at beginning of period	$5,773	$3,220
Total realized gains – included in net realized gains on investment	205	—
Total realized losses – included in net realized gains on investment	—	(53)
Change in total unrealized gains – included in other comprehensive income (loss)	(67)	118
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	5,347	1,248
Sales and redemptions	(197)	(95)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$11,061	$4,438
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Six Months Ended
Other investments:	June 30, 2014	June 30, 2013
Balance at beginning of period	$5,092	$2,901
Total realized gains – included in net realized gains on investment	292	171
Total realized losses – included in net realized gains on investment	—	(53)
Change in total unrealized gains – included in other comprehensive income (loss)	53	49
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	6,134	1,538
Sales and redemptions	(510)	(168)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$11,061	$4,438
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated debt as of June 30, 2014 and December 31, 2013:

		June 30, 2014		December 31, 2013
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$113,400	$107,500	$101,480
2012 Senior Notes	8.00%	100,000	103,200	100,000	89,760
2013 Senior Notes	7.75%	152,500	158,814	152,500	126,209
Junior Subordinated Debt	14.00%	—	—	126,381	152,500

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

The Company recorded approximately $94,448 and $181,122 of ceding commission expense for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $72,929 and $135,308, respectively) as a result of these quota share arrangements with AmTrust.

Other Reinsurance Agreements

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty ceded (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology was not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty ceded premiums of approximately $50 and $85 and recorded ceding commission income of $2 and $4 for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $182 and $689 of premiums ceded and $28 and $156 of ceding commission income, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance North America, Inc. ("Maiden US", formerly known as Maiden Reinsurance Company), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off.

Pursuant to the latest amendment, Maiden US now receives 100% of the ceded premium and reinsures 100% of the liabilities incurred (from the effective date). Under this agreement, as amended, for the three and six months ended June 30, 2014, Maiden US recorded approximately $640 and $1,756 of premiums earned and $32 and $88 of commission expense, respectively, (June 30, 2013 - $1,138 and $1,875 of premiums earned and $57 and $94 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net written premiums varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three and six months ended June 30, 2014, Maiden US recorded approximately $347 and $650 of net premiums earned and $79 and $126 of commission expense, respectively, (June 30, 2013 - $150 and $199 net premiums earned and $29 and $56 commission expense, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of June 30, 2014 and December 31, 2013 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of June 30, 2014 was approximately $1,196,347 (December 31, 2013 - $1,094,964) and the accrued interest was $9,019 (December 31, 2013 - $8,159). (See Note 4(d)).

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

Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $4,062 and $7,873 of reinsurance brokerage expense for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $3,267 and $6,021, respectively) and deferred reinsurance brokerage of $10,604 as of June 30, 2014 (December 31, 2013 - $8,592) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,265 and $2,489 of investment management fees for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $1,061 and $2,102, respectively) as a result of this agreement.

Other

On March 1, 2011, we entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The initial lease was for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and six months ended June 30, 2014, the Company recorded an expense of $24 and $24, respectively (June 30, 2013 - $19 and $19, respectively) for the use of the aircraft.

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

Maiden Bermuda recorded approximately $1,862 and $6,418 of ceding commission expense for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $22,101 and $43,698, respectively) as a result of this transaction.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Other

Effective April 1, 2013, Maiden US entered into a Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2013 through March 31, 2014. Maiden US is liable, under layer 1 of this agreement, for 100% of the net loss for each covered person per agreement year in excess of the $1,000 retention (each covered person per agreement year). Under this layer, Maiden US' liability shall not exceed $4,000 per covered person per agreement year. Maiden US is also liable, under layer 2 of this agreement, for 100% of net loss for each covered person per agreement year in excess of layer 1. Maiden US' liability under layer 2 shall not exceed $5,000 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US indemnifies extra contractual obligations with a maximum liability of $2,000.

Effective April 1, 2014, Maiden US renewed this agreement whereby Maiden US indemnifies, on an excess of loss basis, the amounts of net loss, paid from April 1, 2014 through March 31, 2015. Maiden US is liable for 100% of the net loss for each covered person per agreement year in excess of the $1,100 retention (each covered person per agreement year). Maiden US' liability shall not exceed $8,900 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US continues to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2015 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date.

Under these agreements, Maiden US recorded approximately $56 and $89 of premiums earned for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $9 and $9, respectively).

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30,	2014	2013
Numerator:
Net income attributable to Maiden shareholders	$31,888	$23,299
Dividends on preference shares	(6,084)	(3,094)
Amount allocated to participating common shareholders(1)	(31)	(26)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$25,773	$20,179
Potentially dilutive securities
Dividends on convertible preference shares (2)	2,991	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$28,764	$20,179
Denominator:
Weighted average number of common shares outstanding – basic	72,860,243	72,454,400
Potentially dilutive securities:
Share options and restricted share units	1,224,166	1,229,901
Convertible preference shares	10,681,876	—
Adjusted weighted average number of common shares and assumed conversions – diluted	84,766,285	73,684,301
Basic earnings per share attributable to Maiden common shareholders:	$0.35	$0.28
Diluted earnings per share attributable to Maiden common shareholders (2):	$0.34	$0.27

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Earnings per Common Share (continued)

For the Six Months Ended June 30,	2014	2013
Numerator:
Net income attributable to Maiden shareholders	$33,910	$51,379
Dividends on preference shares	(12,168)	(6,188)
Amount allocated to participating common shareholders(1)	(29)	(68)
Numerator for basic EPS - Net income allocated to Maiden common shareholders	$21,713	$45,123
Potentially dilutive securities
Dividends on convertible preference shares(2)	—	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$21,713	$45,123
Denominator:
Weighted average number of common shares – basic	72,784,598	72,435,982
Potentially dilutive securities:
Share options and restricted share units	1,245,303	1,160,812
Convertible preference shares(2)	—	—
Adjusted weighted average number of common shares and assumed conversions – diluted	74,029,901	73,596,794
Basic earnings per share attributable to Maiden common shareholders:	$0.30	$0.62
Diluted earnings per share attributable to Maiden common shareholders(2):	$0.29	$0.61
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the six months ended June 30, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after June 30, 2014 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 54,723, an increase of 34,883 common shares since January 2, 2014.

8. Shareholders' Equity
As of June 30, 2014, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 73,845,844 common shares, of which 72,877,657 are outstanding, and issued 9,300,000 preference shares. The remaining 66,854,156 are undesignated as of June 30, 2014.

Treasury Shares

On February 19, 2014, the Company repurchased 5,851 shares from employees, at a price per share of $11.18, which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares.

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

For the Three Months Ended June 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$72,688	$(9,093)	$63,595
Other comprehensive income before reclassifications	53,308	643	53,951
Amounts reclassified from accumulated other comprehensive income to net realized gains on investment in the statement of income	418	—	418
Net current period other comprehensive income	53,726	643	54,369
Ending balance	126,414	(8,450)	117,964
Less: Accumulated other comprehensive income attributable to non controlling interest	—	14	14
Ending balance, Maiden shareholders	$126,414	$(8,464)	$117,950

For the Three Months Ended June 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$132,736	$347	$133,083
Other comprehensive loss before reclassifications	(83,489)	(1,569)	(85,058)
Amounts reclassified from accumulated other comprehensive income to net realized gains on investment in the statement of income	—	—	—
Net current period other comprehensive loss	(83,489)	(1,569)	(85,058)
Ending balance	49,247	(1,222)	48,025
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(10)	(10)
Ending balance, Maiden shareholders	$49,247	$(1,212)	$48,035

For the Six Months Ended June 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income before reclassifications	91,339	477	91,816
Amounts reclassified from accumulated other comprehensive income to net realized gains on investment in the statement of income	347	—	347
Net current period other comprehensive income	91,686	477	92,163
Ending balance	126,414	(8,450)	117,964
Less: Accumulated other comprehensive income attributable to non controlling interest	—	14	14
Ending balance, Maiden shareholders	$126,414	$(8,464)	$117,950

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

For the Six Months Ended June 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive (loss) income before reclassifications	(91,337)	1,317	(90,020)
Amounts reclassified from accumulated other comprehensive income to net realized gains on investment in the statement of income	(3,081)	—	(3,081)
Net current period other comprehensive (loss) income	(94,418)	1,317	(93,101)
Ending balance	49,247	(1,222)	48,025
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(10)	(10)
Ending balance, Maiden shareholders	$49,247	$(1,212)	$48,035

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

Please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion on the techniques applied to determine the fair value of all share option awards and key assumptions used in determining this fair value.

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30, 2014	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2014	2,405,779	$6.82	5.53 years
Granted	36,500	$12.16
Exercised	(23,417)	$6.10
Forfeited	(842)	$7.74
Outstanding, June 30, 2014	2,418,020	$6.91	5.35 years

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Share Based Compensation (continued)

For the Three Months Ended June 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, March 31, 2013	2,705,027	$6.82	6.54 years
Granted	42,500	$10.70
Exercised	(73,580)	$8.06
Forfeited	(372)	$7.67
Outstanding, June 30, 2013	2,673,575	$6.85	6.39 years

For the Six Months Ended June 30, 2014	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2013	2,439,413	$6.76	5.75 years
Granted	45,000	$12.01
Exercised	(65,551)	$4.98
Forfeited	(842)	$7.74
Outstanding, June 30, 2014	2,418,020	$6.91	5.35 years

For the Six Months Ended June 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	2,795,437	$6.70	6.75 years
Granted	49,000	$10.61
Exercised	(170,490)	$5.47
Forfeited	(372)	$7.67
Outstanding, June 30, 2013	2,673,575	$6.85	6.39 years

The weighted average grant date fair value was $2.09 and $2.03 for all options outstanding at June 30, 2014 and December 31, 2013, respectively. There was approximately $465 and $513 of total unrecognized compensation cost related to non- vested options as of June 30, 2014 and December 31, 2013, respectively, which will be recognized during the next 4 years. The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Performance-Based Restricted Share Units (PB-RSUs)

The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to certain senior leaders of the Company. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ Global Select Market of our common shares on that date. The grants are performance based which require that certain criteria such as return on equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. All prior, current and future PB-RSUs are paid 50% based on the certain criteria stated above, while the other 50% of the payout is at the discretion of the Committee based on individual performance. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee. The first performance cycle was for two years, 2011-2012, and subsequent performance cycles are for three years. For the years 2011-2012, no RSUs vested as the target level of performance was not met.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Share Based Compensation (continued)

Effective March 1, 2012, February 19, 2013 and February 18, 2014, the Committee approved the award of PB-RSUs to executive officers and senior Company employees for the fiscal years 2012-2014, 2013-2015 and 2014-2016, respectively. All prior, current and future PB-RSUs are paid 50% based on certain criteria such as return on equity, underwriting performance, revenue growth and operating expense being met during the performance period, while the other 50% of the payout is at the discretion of the Committee based on individual performance. For the three and six months ended June 30, 2014 and 2013, no accrual was recognized in any of the above indicated plan as the calculated weighted percentage of the performance results of the Company did not meet the target levels for the respective fiscal years related to each plan.

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

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 149,701 restricted share units, of which one-third automatically vested on February 19, 2014, with the next one-third automatically vesting on February 19, 2015, and of which the final one-third will automatically vest on February 19, 2016. Each share unit has a fair value of $10.02 which is amortized over 36 months. The total fair value of the share units vested for the three and six months ended June 30, 2014 was $500 and $500, respectively.

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

Non-CEO Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSs to certain senior leaders of the Company. The award consists of 95,590 restricted shares, 50% of which vested on February 19, 2014, the first anniversary of the grant date, with an additional 50% due to vest on the second anniversary of the grant date. Each share unit has a fair value of $10.02.

On February 18, 2014, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company. The award consists of 38,522 restricted shares, 50% of which will vest on January 1, 2015, with an additional 50% due to vest on January 1, 2016. Each share unit has a fair value of $11.38.

The Company recorded share based expenses (a component of salaries and benefits) in accordance with ASC Topic 718 "Compensation - Stock Compensation" in the amount of $468 and $965 for the three and six months ended June 30, 2014, respectively, (June 30, 2013 - $851 and $1,160, respectively).

10. Dividends Declared

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

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the Trust Preferred Securities Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. A hearing is presently scheduled to begin in September 2014. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

12. Subsequent Events

Dividends

On July 24, 2014, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.11	October 15, 2014	October 1, 2014
Preference shares - Series A	$0.515625	September 15, 2014	September 1, 2014
Preference shares - Series B	$0.90625	September 15, 2014	September 1, 2014

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

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the U.S. and Europe by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to significant claims from natural catastrophes. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

We have operations in Bermuda and the United States which provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda") and Maiden Reinsurance North America, Inc. ("Maiden US"). Maiden Bermuda and Maiden US changed their legal entity names in May 2014 from Maiden Insurance Company Ltd. and Maiden Reinsurance Company, respectively. Maiden Bermuda does not underwrite any direct insurance business. Maiden Life Försäkrings AB ("Maiden LF") is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global Holdings, Ltd.'s ("Maiden Global") business development efforts.

Our business consists of the following reportable segments: Diversified Reinsurance, AmTrust Quota Share Reinsurance and NGHC Quota Share (which is currently in run-off).

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the periods covered by this report, the reinsurance market has continued to be characterized by significant competition in most lines of business. The influx of new capital from sources not considered traditional investors in the reinsurance industry continues to increase, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have increased our gross premiums written to in excess of $2.2 billion in 2013 while significantly enhancing our total capital resources to approximately $1.6 billion as of June 30, 2014.

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden Holdings North America ("Maiden NA"), repurchased all of the outstanding Trust Preferred Securities (the "TRUPS Offering"), the proceeds from the TRUPS Offering were used to finance the issuance of subordinated debentures (the "Junior Subordinated Debt") in January 2009, with a face value of $152.5 million, which substantially lowers our cost of capital. The Company utilized the net proceeds of its Senior Note offering in November 2013 ("2013 Senior Notes"), as well as cash on hand, to redeem the Junior Subordinated Debt. As a result of the redemption, during the six months ended June 30, 2014, the Company incurred a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issuance discount and write off of issuance costs associated with the Junior Subordinated Debt.

Please refer to ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the strategic and capital transactions the Company has entered into since our inception.

Second Quarter and six months ended June 30 2014 and 2013 Financial Highlights

For the Three Months Ended June 30,	2014	2013	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$31.9	$23.3	36.8%
Net income attributable to Maiden common shareholders	$25.8	$20.2	27.7%
Operating earnings(1)	$28.2	$20.4	38.1%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.35	$0.28	25.0%
Operating earnings(1)	$0.39	$0.28	39.3%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.34	$0.27	25.9%
Operating earnings(1)	$0.37	$0.28	32.1%
Dividends per common share	$0.11	$0.09	22.2%
Dividends per preference share - Series A	$0.515625	$0.515625	—%
Dividends per preference share - Series B	$0.90625	$—	100.0%
Gross premiums written	$560.0	$535.5	4.6%
Net premiums earned	$531.9	$513.3	3.6%
Underwriting income (3)	$15.1	$17.3	(12.9)%
Net investment income	$28.1	$20.7	35.5%

Combined ratio(4)	98.0%	97.6%	0.4%
Annualized operating return on average common shareholders' equity(1)	13.0%	9.7%	34.0%

For the Six Months Ended June 30,	2014	2013	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$34.0	$51.5	(33.9)%
Net income attributable to Maiden common shareholders	$21.7	$45.2	(51.9)%
Operating earnings(1)	$53.7	$41.5	29.6%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.30	$0.62	(51.6)%
Operating earnings(1)	$0.74	$0.57	29.8%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.29	$0.61	(52.5)%
Operating earnings(1)	$0.70	$0.56	25.0%
Dividends per common share	$0.22	$0.18	22.2%
Dividends per preference share - Series A	$1.03125	$1.03125	—%
Dividends per preference share - Series B	$1.81250	—	100.0%
Gross premiums written	$1,282.4	$1,250.2	2.6%
Net premiums earned	$1,051.1	$1,001.7	4.9%
Underwriting income (3)	$30.3	$32.3	(6.1)%
Net investment income	$55.9	$42.7	31.0%

Combined Ratio(4)	97.8%	97.6%	0.2%
Annualized operating return on average common shareholders' equity(1)	12.6%	10.0%	26.0%

	June 30, 2014	December 31, 2013	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments	$3,236.7	$3,167.2	2.2%
Total assets	$5,020.8	$4,713.4	6.5%
Reserve for loss and loss adjustment expenses	$2,104.7	$1,957.8	7.5%
Total debt (5)	$360.0	$486.4	(26.0)%
Total Maiden common shareholders' equity	$907.9	$808.8	12.3%
Total Maiden shareholders' equity	$1,222.9	$1,123.8	8.8%
Total capital resources(6)	$1,582.9	$1,610.2	(1.7)%

Ratio of total debt to total capital resources	22.7%	30.2%	(24.8)%

Book Value:
Book value per common share(7)	$12.46	$11.14	11.8%
Accumulated dividends per common share	1.98	1.76	12.5%
Book value per common share plus accumulated dividends	$14.44	$12.90	11.9%
Change in book value per common share plus accumulated dividends	11.9%	(3.3)%

Diluted book value per common share(8)	$12.24	$10.92	12.1%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-generally accepted accounting principles ("GAAP") financial measures. See “Non-GAAP Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Please refer to "Note 7. Earnings per Common Share" of the Notes to Condensed Consolidated Financial Statements for the calculation of basic and diluted earnings per common share.

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

(7) Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded as they are anti-dilutive as of June 30, 2014 and December 31, 2013.

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

For the three and six months ended June 30, 2014, we also exclude certain non-recurring expenditures that are material to understanding our results of operations. There were no such non-recurring items in 2013. In 2014, non-recurring items included:

•	Loss and related activity from our divested Excess & Surplus ("E&S") business as it has been in run-off for over one year following the sale to Brit Global Specialty ("Brit") effective May 1, 2013;

•	The interest expense incurred on our 2013 Senior Notes prior to the redemption of the outstanding Junior Subordinated Debt given the one time nature of the additional funding cost; and

•	The accelerated amortization of the Junior Subordinated Debt discount and the write off of the associated issuance costs.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$25.8	$20.2	$21.7	$45.2
Add (subtract):
Net realized (gains) losses on investment	(0.6)	0.1	(0.7)	(3.2)
Foreign exchange and other gains	(0.9)	(1.0)	(1.0)	(2.6)
Amortization of intangible assets	0.8	0.9	1.6	1.9
Divested E&S business	2.8	—	2.8	—
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	—	—	0.5	—
Accelerated amortization of junior subordinated debt discount and issuance costs	—	—	28.2	—
Non-cash deferred tax expense	0.3	0.2	0.6	0.2
Operating earnings attributable to Maiden common shareholders	$28.2	$20.4	$53.7	$41.5
Operating earnings per common share:
Basic operating earnings per common share	$0.39	$0.28	$0.74	$0.57
Diluted operating earnings per common share	$0.37	$0.28	$0.70	$0.56

Operating Return on Average Common Equity ("Operating ROACE"): Management uses Operating ROACE as a measure of profitability that focuses on the return to Maiden common shareholders. It is calculated using operating earnings available to common shareholders (as defined above) divided by average Maiden common shareholders' equity. Management has set as a long-term target an average of 15% Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business. The repayment of the Junior Subordinated Debt in the first quarter of 2014 is a crucial step in advancing the Company closer to that goal. Operating ROACE for the three and six months ended June 30, 2014 and 2013 is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Operating earnings attributable to Maiden common shareholders	$28.2	$20.4	$53.7	$41.5
Opening common shareholders’ equity	$835.2	$876.3	$808.8	$865.2
Ending common shareholders’ equity	$907.9	$806.4	$907.9	$806.4
Average common shareholders’ equity	$871.5	$841.3	$858.4	$835.8
Operating return on average common equity	13.0%	9.7%	12.6%	10.0%

Operating earnings attributable to Maiden common shareholders increased $7.8 million, or 38.1%, and $12.2 million, or 29.6%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. This increase for both periods is mainly due to higher investment income combined with lower interest and amortization expense, offset by additional preference share dividend payments on the Preference Shares - Series B issued in October 2013.

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. The 11.8% and 12.1% increase in book value per common share and diluted book value per common share, respectively, as of June 30, 2014 compared to December 31, 2013 was principally the result of an increase of $92.2 million in accumulated other comprehensive income, reflecting the impact of lower interest rates on the fair value of Maiden’s fixed income investment portfolio during the six months ended June 30, 2014 (see "Liquidity and Capital Resources - Investments" on page 55 for further information), combined with an increase in retained earnings due to improved investment income and reduced interest expenses offset by dividend payments on both our common and preference shares and the non-recurring charges related to the accelerated amortization of the Junior Subordinated Debt discount and issuance cost incurred during the first quarter. Book Value per Common Share and Diluted Book Value per Common Share as of June 30, 2014 and December 31, 2013 are computed as follows:

	June 30, 2014	December 31, 2013
	($ in Millions except per share data)
Ending common shareholders’ equity	$907.9	$808.8
Proceeds from assumed conversion of dilutive options	16.1	19.1
Numerator for diluted book value per common share calculation	$924.0	$827.9

Common shares outstanding	72,877,657	72,633,561
Shares issued from assumed conversion of dilutive options and restricted share units	2,645,439	3,176,433
Denominator for diluted book value per common share calculation	75,523,096	75,809,994

Book value per common share	$12.46	$11.14
Diluted book value per common share	$12.24	$10.92

Ratio of Debt to Total Capital Resources: Management uses the Ratio of Debt to Total Capital Resources to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of June 30, 2014 and December 31, 2013 is computed as follows:

	June 30, 2014	December 31, 2013
	($ in Millions)
Senior notes	$360.0	$360.0
Junior subordinated debt	—	126.4
Total debt	360.0	486.4
Maiden shareholders’ equity	1,222.9	1,123.8
Total capital resources	$1,582.9	$1,610.2
Ratio of debt to total capital resources	22.7%	30.2%

The repayment of the Junior Subordinated Debt in the first quarter of 2014 combined with the increase in shareholder's equity described above caused the reduction in the ratio.

Certain Operating Measures and Relevant Factors

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Gross premiums written	$560.0	$535.5	$1,282.4	$1,250.2
Net premiums written	$540.9	$497.9	$1,250.8	$1,187.0
Net premiums earned	$531.9	$513.3	$1,051.1	$1,001.7
Other insurance revenue	2.9	2.8	8.0	8.0
Net loss and loss adjustment expenses	(351.2)	(343.3)	(702.5)	(678.2)
Commission and other acquisition expenses	(157.4)	(143.6)	(303.5)	(275.9)
General and administrative expenses	(11.1)	(11.9)	(22.8)	(23.3)
Underwriting income	15.1	17.3	30.3	32.3
Other general and administrative expenses	(4.3)	(4.9)	(7.5)	(7.6)
Net investment income	28.1	20.7	55.9	42.7
Net realized gains (losses) on investments	0.6	(0.1)	0.7	3.2
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	(28.2)	—
Amortization of intangible assets	(0.8)	(0.9)	(1.6)	(1.9)
Foreign exchange and other gains	0.9	1.0	1.0	2.6
Interest and amortization expenses	(7.2)	(9.6)	(15.2)	(19.1)
Income tax expense	(0.5)	(0.2)	(1.4)	(0.7)
Net Income	31.9	23.3	34.0	51.5
Income attributable to noncontrolling interest	—	—	(0.1)	(0.1)
Dividends on preference shares	(6.1)	(3.1)	(12.2)	(6.2)
Net income attributable to Maiden common shareholders	$25.8	$20.2	$21.7	$45.2
Ratios
Net loss and loss adjustment expense ratio*	65.7%	66.5%	66.3%	67.2%
Commission and other acquisition expense ratio**	29.4%	27.8%	28.7%	27.3%
General and administrative expense ratio***	2.9%	3.3%	2.8%	3.1%
Expense ratio****	32.3%	31.1%	31.5%	30.4%
Combined ratio*****	98.0%	97.6%	97.8%	97.6%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Net income for the three and six months ended June 30, 2014 was $31.9 million and $34.0 million compared to net income of $23.3 million and $51.5 million for the same periods in 2013, respectively.

Net income declined for the six months ended June 30, 2014 compared to the same period in 2013 due to the redemption of the Company's Junior Subordinated Debt in the first quarter of 2014 which resulted in the Company recording a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt.

Excluding this non-recurring, non-cash charge, net income increased by 36.8% and 21.0% for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, as strongly improved investment income and reduced interest expense was offset by lower underwriting income. Underwriting income declined as continued premium growth was offset by a marginally higher combined ratio which includes the impact of loss activity and additional reinstatement premiums related to the divested E&S property business of Maiden Specialty Insurance Company ("Maiden Specialty") of $2.8 million The improvement in investment income reflects the 19.0% and 18.5% increase in average invested assets, along with an improvement in our overall portfolio yields, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively.

The following is a summary of the results by reportable segment for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively:

Net Premiums Written

Net premiums written increased by $43.0 million, or 8.6%, and $63.8 million, or 5.4%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The increase in net premiums written was primarily the result of strong growth in business written in both the AmTrust Quota Share Reinsurance and the Diversified Reinsurance segments offset by reductions in the NGHC Quota Share segment, which was mutually terminated in 2013 and is in run-off. The tables below compare net premiums written by reportable segment for the three and six months ended June 30, 2014 and 2013, respectively:

For the Three Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$168.9	31.2%	$134.9	27.0%	$34.0	25.2%
AmTrust Quota Share Reinsurance	372.0	68.8%	290.6	58.4%	81.4	28.0%
NGHC Quota Share	—	—%	72.4	14.6%	(72.4)	(100.0)%
Total	$540.9	100.0%	$497.9	100.0%	$43.0	8.6%

For the Six Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$460.6	36.8%	$402.5	33.9%	$58.1	14.4%
AmTrust Quota Share Reinsurance	791.0	63.2%	635.4	53.5%	155.6	24.5%
NGHC Quota Share	(0.8)	—%	149.1	12.6%	(149.9)	(100.5)%
Total	$1,250.8	100.0%	$1,187.0	100.0%	$63.8	5.4%

The increase in net premiums written in our AmTrust Quota Share Reinsurance segment for the three and six months ended June 30, 2014, compared to the same periods in 2013 reflects AmTrust's continued expansion through ongoing organic growth and improved rate levels, particularly in its U.S. workers' compensation business.

Net premiums written in our Diversified Reinsurance segment increased by $34.0 million, or 25.2%, and $58.1 million, or 14.4% during the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, primarily due to growth in the business written by Maiden US. This growth is somewhat offset by the reduction following the divestiture of the E&S business previously written by Maiden Specialty to Brit effective May 1, 2013. Refer to "Underwriting Results by Operating Segment - Diversified Segment" on page 49 for further information.

The decrease in net premiums written in our NGHC Quota Share segment for the three and six months ended June 30, 2014, compared to the same periods in 2013, is due to the mutually agreed termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share.

Net Premiums Earned

Net premiums earned increased by $18.6 million, or 3.6%, and $49.4 million, or 4.9%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The increase in net premiums earned was primarily the result of strong growth in business written in the AmTrust Quota Share Reinsurance segment with continued growth in the earned premiums in the Diversified Reinsurance segment. These increases were somewhat offset by diminishing premiums earned in the NGHC Quota Share segment which is in run-off. The table below compares net premiums earned by reportable segment for the three and six months ended June 30, 2014 and 2013, respectively:

For the Three Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$200.9	37.8%	$178.4	34.8%	$22.5	12.6%
AmTrust Quota Share Reinsurance	324.9	61.1%	261.4	50.9%	63.5	24.3%
NGHC Quota Share	6.1	1.1%	73.5	14.3%	(67.4)	(91.7)%
Total	$531.9	100.0%	$513.3	100.0%	$18.6	3.6%

For the Six Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$400.2	38.1%	$374.6	37.4%	$25.6	6.8%
AmTrust Quota Share Reinsurance	629.8	59.9%	481.7	48.1%	148.1	30.8%
NGHC Quota Share	21.1	2.0%	145.4	14.5%	(124.3)	(85.5)%
Total	$1,051.1	100.0%	$1,001.7	100.0%	$49.4	4.9%

The increase in net premiums earned in the AmTrust Quota Share Reinsurance segment, for the three and six months ended June 30, 2014, compared to the same periods in 2013 reflects AmTrust's continued expansion through ongoing organic growth and improved rate levels, particularly in its U.S. workers' compensation business.

Net premiums earned in our Diversified Reinsurance segment increased by $22.5 million, or 12.6%, and $25.6 million, or 6.8%, during the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The growth in the U.S. is due to both new accounts and organic growth from certain existing Maiden U.S. accounts. These increases were partially offset by the decrease in earned premiums in Maiden Specialty, following the divestiture of our E&S business to Brit effective May 1, 2013. Refer to "Underwriting Results by Operating Segment - Diversified Segment" on page 49 for further information.

The net premiums earned in the NGHC Quota Share segment decreased by $67.4 million, or 91.7%, and $124.3 million, or 85.5% for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The decrease was a result of the mutually agreed termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013.

Other Insurance Revenue

Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, remained flat for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. Revenue from our German auto business represents 64.4% and 69.6% of other insurance revenue for the three and six months ended June 30, 2014, compared to 49.1% and 69.1% for the same periods in 2013, respectively. Other insurance revenue from the German auto business increased by $0.5 million, or 34.1%, and $0.1 million, or 0.8%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. In addition, other insurance revenue earned by our remaining operations, primarily from U.S. and Russia, decreased $0.4 million, or 28.4%, and $0.1 million, or 1.5%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively.

Net Investment Income and Net Realized Gains (Losses) on Investment

Net Investment Income - Net investment income increased by $7.4 million, or 35.5%, and $13.2 million, or 31.0% for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The following table details the Company's average invested assets and average book yield for the three and six months ended June 30, 2014 compared to the same period in 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Average invested assets(1)	$3,649.6	$3,067.3	$3,625.2	$3,060.2
Average book yield(2)	3.1%	2.7%	3.1%	2.8%

(1)The average of the sum of the Company's investments, cash and cash equivalents, restricted cash, loan to related party and due to broker as of each quarter during the year.
(2) Ratio of net investment income over average invested assets, at fair value.

The increase in net investment income for the three and six months ended June 30, 2014 compared to the same periods in 2013 is the result of the growth in average invested assets of 19.0% and 18.5% respectively, combined with improvement on our overall portfolio yields, for both the three and six months ended June 30, 2014. The growth in average invested assets during this period compared to the same period in 2013 is the result of: 1) our continued profitable growth; 2) strong positive cash flow from operations during the period reported; and 3) the net proceeds from the Preference Shares - Series B offering.

Despite the continuing effects of historically low interest rates, the improvement in investment income in the three and six months ended June 30, 2014 compared to the same periods in 2013 is primarily due to: 1) the aforementioned growth in invested assets; and 2) lower prepayments on the Company's U.S. government agency mortgage-backed securities ("MBS") portfolio, resulting in reduced amortization expense for those securities purchased at a premium.

Net Realized Gains (Losses) on Investment - Net realized gains on investment were $0.6 million and $0.7 million for the three and six months ended June 30, 2014, compared to net realized losses of $0.1 million and net realized gains of $3.2 million for the same periods in 2013, respectively. See "Liquidity and Capital Resources - Investments" on page 55 for further information.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expenses increased by $7.9 million, or 2.3%, and $24.3 million, or 3.6%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The net loss and loss adjustment expense ratios were 65.7% and 66.3% for the three and six months ended June 30, 2014 compared to 66.5% and 67.2% for the same periods in 2013, respectively. The increase in net loss and loss adjustment expense reflects the continued underwriting growth in both the AmTrust Quota Share Reinsurance segment and the Diversified Reinsurance segment. The overall decrease in the net loss and loss adjustment expense ratios for the three and six months ended June 30, 2014 principally came from the AmTrust Quota Share Reinsurance segment which was offset by higher net loss and loss adjustment expense ratios in the Diversified Reinsurance and NGHC Quota Share segments.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $13.8 million, or 9.6%, and $27.6 million, or 10.0%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The commission and other acquisition expense ratio increased to 29.4% and 28.7% for the three and six months ended June 30, 2014 compared to 27.8% and 27.3% for the same periods in 2013, respectively. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) continued growth and ongoing changes in the mix of business in the AmTrust Quota Share Reinsurance segment; and (2) the impact of a higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$11.1	$11.9	$22.8	$23.3
General and administrative expenses – corporate	4.3	4.9	7.5	7.6
Total general and administrative expenses	$15.4	$16.8	$30.3	$30.9
General and administrative expense ratio	2.9%	3.3%	2.8%	3.1%

Total general and administrative expenses decreased by $1.4 million, or 8.4%, and $0.6 million, or 1.9%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. Corporate general and administrative expenses remained flat with the decrease in the general and administrative expense ratio for the three and six months ended June 30, 2014 reflecting the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expenses

 The interest and amortization expenses for the three and six months ended June 30, 2014 and 2013 consist of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Junior subordinated debt	$—	$5.4	$0.8	$10.7
Senior notes	7.2	4.2	14.4	8.4
Total	$7.2	$9.6	$15.2	$19.1

The decrease in interest and amortization expenses for the three and six months ended June 30, 2014 compared to the same periods in 2013 was the result of the redemption of the outstanding Junior Subordinated Debt on January 15, 2014, which had an effective interest rate of 16.95% and replacing it with the 2013 Senior Notes, which have an effective interest rate of 8.04%. The Company used the proceeds from the 2013 Senior Notes, along with cash on hand, to redeem the Junior Subordinated Debt on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% and 8.50% for the three and six months ended June 30, 2014 compared to 11.47% for both periods in 2013, respectively.

Accelerated amortization of junior subordinated debt discount and issuance cost

The accelerated amortization of junior subordinated debt discount and issuance cost for the three and six months ended June 30, 2014 and 2013 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Accelerated amortization of junior subordinated debt discount and issuance cost	$—	$—	$28.2	$—

The Company incurred a non-recurring, non-cash charge of $28.2 million related to the accelerated amortization of the remaining discount and associated issuance costs following the redemption of the Junior Subordinated Debt on January 15, 2014.

Income Tax Expense

The Company recorded a current income tax expense of $0.2 million and $0.8 million compared to a current income tax benefit of $0.1 million and current income tax expense of $0.5 million for the three and six months ended June 30, 2014 and 2013, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of current income tax was 0.5% and 2.3% for the three and six months ended June 30, 2014, compared to (0.2%) and 1.0% for the same periods in 2013, respectively.

The increase in the overall effective rate of income tax for the six months ended is due to the impact of the non-recurring, non-cash charge for the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt which reduced net income for the six months ended June 30, 2014 from $62.2 million to $34.0 million. Excluding this non-recurring, non-cash charge, the effective rate of current income tax in 2014 would be 1.3%.

The Company recorded a net deferred tax expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2014 compared to $0.3 million and $0.2 million for the same periods in 2013, respectively. The net deferred tax expense principally arises due to the goodwill associated with the Company’s acquisition of its U.S. subsidiaries. The effect of the deferred tax expenses will be reversed as: (1) we develop U.S. taxable income to permit recognition of the net deferred tax asset on our balance sheet; and (2) the amortization period of the goodwill for tax purposes is exhausted.

Dividends on Preference Shares

The Company has declared and paid Preference Shares dividends as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Preference shares - Series A	$3.1	$3.1	$6.2	$6.2
Preference shares - Series B	3.0	—	6.0	—
Total	$6.1	$3.1	$12.2	$6.2

Underwriting Results by Reportable Segment

The results of operations for our reportable segments: Diversified Reinsurance; AmTrust Quota Share Reinsurance; and NGHC Quota Share are discussed below.

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment for the three and six months ended June 30, 2014 and 2013 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Net premiums written	$168.9	$134.9	$460.6	$402.5
Net premiums earned	$200.9	$178.4	$400.2	$374.6
Other insurance revenue	2.9	2.8	8.0	8.0
Net loss and loss adjustment expenses	(136.2)	(120.8)	(277.6)	(261.6)
Commission and other acquisition expenses	(56.9)	(44.5)	(107.8)	(89.2)
General and administrative expenses	(10.4)	(11.2)	(21.4)	(22.0)
Underwriting income	$0.3	$4.7	$1.4	$9.8
Ratios
Net loss and loss adjustment expense ratio	66.9%	66.7%	68.0%	68.4%
Commission and other acquisition expense ratio	27.9%	24.5%	26.4%	23.3%
General and administrative expense ratio	5.1%	6.2%	5.2%	5.7%
Expense ratio	33.0%	30.7%	31.6%	29.0%
Combined ratio	99.9%	97.4%	99.6%	97.4%

The combined ratio for the three and six months ended June 30, 2014 increased to 99.9% and 99.6%, respectively, compared to 97.4% for both periods in 2013 due to elevated property loss activity from several Maiden US clients. For both the three and six months ended June 30, 2014, the Diversified Reinsurance segment combined ratio also included the established provision of $2.8 million, or 1.3 percentage points and 0.7 percentage points respectively, resulting from loss activity and additional ceded reinsurance reinstatement premiums both related to the divested E&S property insurance business. Excluding the impact of this divested business, the combined ratio for the Diversified Reinsurance segment combined ratio would be 98.6% and 98.9% for the three and six months ended June 30, 2014, respectively.

Premiums - Net premiums written increased by $34.0 million, or 25.2%, and $58.1 million, or 14.4%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The tables below illustrates net premiums written by line of business in this segment for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$25.5	15.1%	$16.5	12.3%	$9.0	54.4%
Casualty	107.8	63.8%	88.8	65.8%	19.0	21.4%
Accident and Health	7.9	4.7%	7.1	5.2%	0.8	11.5%
International	27.7	16.4%	22.5	16.7%	5.2	22.9%
Total Diversified Reinsurance	$168.9	100.0%	$134.9	100.0%	$34.0	25.2%

For the Six Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$88.2	19.1%	$86.1	21.4%	$2.1	2.4%
Casualty	279.6	60.7%	237.2	58.9%	42.4	17.9%
Accident and Health	25.1	5.5%	22.6	5.6%	2.5	11.1%
International	67.7	14.7%	56.6	14.1%	11.1	19.6%
Total Diversified Reinsurance	$460.6	100.0%	$402.5	100.0%	$58.1	14.4%

The overall increase was primarily the result of business written by Maiden US experiencing an increase for the three and six months ended June 30, 2014 of $24.5 million, or 21.1% and $49.6 million or 14.5%, compared to the same periods in 2013, respectively. This increase in business written by Maiden US was due to both new accounts and organic growth from certain Maiden U.S. accounts for the three and six months ended June 30, 2014. This increase was offset slightly by reinstatement premiums relating to ceded losses on our E&S business, primarily in Maiden Specialty, for the three and six months ended June 30, 2014. Furthermore, there was a net increase of $7.5 million, or 33.5%, and $11.2 million, or 18.7%, in the business written by our non- U.S. entities due to organic growth, within the Diversified Reinsurance segment, for three and six months ended June 30, 2014 compared to the same periods in 2013, respectively.

Net premiums earned increased by $22.5 million, or 12.6%, and $25.6 million, or 6.8%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The following tables show net premiums earned by line of business in this segment for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$40.8	20.3%	$27.8	15.6%	$13.0	46.8%
Casualty	125.4	62.4%	116.9	65.5%	8.5	7.3%
Accident and Health	11.4	5.7%	9.7	5.5%	1.7	16.9%
International	23.3	11.6%	24.0	13.4%	(0.7)	(2.8)%
Total Diversified Reinsurance	$200.9	100.0%	$178.4	100.0%	$22.5	12.6%

For the Six Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$81.3	20.3%	$75.3	20.1%	$6.0	8.0%
Casualty	247.3	61.8%	233.9	62.4%	13.4	5.7%
Accident and Health	20.3	5.1%	18.4	4.9%	1.9	10.3%
International	51.3	12.8%	47.0	12.6%	4.3	9.1%
Total Diversified Reinsurance	$400.2	100.0%	$374.6	100.0%	$25.6	6.8%

Within the Diversified Reinsurance segment, the business underwritten by Maiden US experienced an increase in premiums earned for three and six months ended June 30, 2014 of $27.7 million, or 18.5%, and $41.8 million, or 13.7% compared to the same periods in 2013, respectively. The growth in the U.S. is due to both new accounts and organic growth from certain existing Maiden U.S. accounts. This increase was offset slightly by reinstatement premiums relating to ceded losses on our E&S business, primarily in Maiden Specialty, for the three and six months ended June 30, 2014. Furthermore, there was a net decrease of $0.5 million, or 2.0%, and $7.1 million, or 11.4%, in the premiums earned from the business written by our non- U.S. entities within the Diversified Reinsurance segment for three and six months ended June 30, 2014 compared to the same periods in 2013, respectively, following the non-renewal of certain accounts during 2013 and 2014.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, remained flat for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. Revenue from our German auto business represents 64.4% and 69.6% of other insurance revenue for the three and six months ended June 30, 2014, compared to 49.1% and 69.1% for the same periods in 2013, respectively. Other insurance revenue from the German auto business increased by $0.5 million, or 34.1%, and $0.1 million, or 0.8%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. In addition, other insurance revenue earned by our remaining operations, primarily from U.S. and Russia, decreased $0.4 million, or 28.4%, and $0.1 million, or 1.5%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $15.4 million, or 12.7%, and $16.0 million, or 6.1%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. These increases reflect the growth of this segment following the addition of new accounts during 2013 and 2014 combined with organic growth from certain existing Maiden US accounts. The increase was also due to elevated property loss activity from several Maiden US clients incurred during the three and six months ended June 30, 2014. Net loss and loss adjustment expense ratios were 66.9% and 68.0%for the three and six months ended June 30, 2014 compared to 66.7% and 68.4% in the same periods in 2013, respectively.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $12.4 million, or 28.1%, and $18.6 million, or 20.8%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The increase during the three and six months ended June 30, 2014 reflects the increase in premiums earned for these periods compared to the same periods in 2013, consistent with the reasons cited in the discussion of the change in earned premiums. This increase reflects the higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties for the three and six months ended June 30, 2014 compared to 2013.

General and Administrative Expenses - General and administrative expenses decreased by $0.8 million, or 6.7%, and $0.6 million, or 2.5%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The general and administrative expense ratio was 5.1% and 5.2% for the three and six months ended June 30, 2014 compared to 6.2% and 5.7% for the three and six months ended June 30, 2013, respectively. The overall expense ratio (including commission and other acquisition expenses) was 33.0% and 31.6% and 30.7% and 29.0% for the three and six months ended June 30, 2014 and 2013, respectively.

AmTrust Quota Share Reinsurance Segment

The AmTrust Quota Share Reinsurance segment reported strong growth, lower combined ratios and increased underwriting income for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. The combined ratio decreased slightly to 95.3% for both three and six months ended June 30, 2014, compared to 95.5% and 95.7% for the same periods in 2013, respectively, reflecting the continuing change in the segment's mix of business, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued expansion and improvement in rate levels that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

The table below details the underwriting results and associated ratios for the AmTrust Quota Share Reinsurance segment for three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)
Net premiums written	$372.0	$290.6	$791.0	$635.4
Net premiums earned	$324.9	$261.4	$629.8	$481.7
Net loss and loss adjustment expenses	(210.7)	(172.9)	(410.2)	(318.6)
Commission and other acquisition expenses	(98.5)	(76.2)	(189.0)	(141.3)
General and administrative expenses	(0.5)	(0.5)	(1.0)	(1.0)
Underwriting income	$15.2	$11.8	$29.6	$20.8
Ratios
Net loss and loss adjustment expense ratio	64.8%	66.2%	65.1%	66.1%
Commission and other acquisition expense ratio	30.3%	29.1%	30.0%	29.3%
General and administrative expense ratio	0.2%	0.2%	0.2%	0.3%
Expense ratio	30.5%	29.3%	30.2%	29.6%
Combined ratio	95.3%	95.5%	95.3%	95.7%

Premiums - Net premiums written increased by $81.4 million, or 28.0%, and $155.6 million, or 24.5%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. This increase reflects the continued ongoing organic growth and improved rate levels, particularly in U.S. workers' compensation.

The tables below detail net premiums written by line of business in this segment for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$198.0	53.2%	$136.2	46.9%	$61.8	45.4%
Specialty Program	56.3	15.1%	38.7	13.3%	17.6	45.7%
Specialty Risk and Extended Warranty	117.7	31.7%	115.7	39.8%	2.0	1.7%
Total AmTrust Quota Share Reinsurance	$372.0	100.0%	$290.6	100.0%	$81.4	28.0%

For the Six Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$451.8	57.1%	$298.2	46.9%	$153.6	51.5%
Specialty Program	88.1	11.1%	73.6	11.6%	14.5	19.7%
Specialty Risk and Extended Warranty	251.1	31.8%	263.6	41.5%	(12.5)	(4.7)%
Total AmTrust Quota Share Reinsurance	$791.0	100.0%	$635.4	100.0%	$155.6	24.5%

Net premiums earned increased by $63.5 million, or 24.3%, and $148.1 million, or 30.8%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The increase is primarily due to AmTrust's organic growth in U.S. workers' compensation for the three and six months ended June 30, 2014 compared to the same periods in 2013.

The tables below detail net premiums earned by line of business for the three and six months ended June 30, 2014 and 2013, respectively:

For the Three Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$177.1	54.5%	$117.6	45.0%	$59.5	50.6%
Specialty Program	44.9	13.8%	32.1	12.3%	12.8	40.0%
Specialty Risk and Extended Warranty	102.9	31.7%	111.7	42.7%	(8.8)	(7.9)%
Total AmTrust Quota Share Reinsurance	$324.9	100.0%	$261.4	100.0%	$63.5	24.3%

For the Six Months Ended June 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$335.6	53.3%	$219.8	45.6%	$115.8	52.7%
Specialty Program	77.8	12.4%	65.5	13.6%	12.3	18.9%
Specialty Risk and Extended Warranty	216.4	34.3%	196.4	40.8%	20.0	10.2%
Total AmTrust Quota Share Reinsurance	$629.8	100.0%	$481.7	100.0%	$148.1	30.8%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $37.8 million, or 21.8%, and $91.6 million, or 28.8%, for the three and six months ended June 30, 2014 compared to the same periods in 2013, respectively. Net loss and loss adjustment expense ratios were 64.8% and 65.1% for the three and six months ended June 30, 2014, respectively, compared to 66.2% and 66.1% in the same periods in 2013, respectively. The loss ratio has improved as the segment's mix of business has continued to change, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $22.3 million, or 29.3%, and $47.7 million, or 33.7%, for the three and six months ended June 30, 2014, compared to the same periods in 2013, respectively. The commission and other acquisition expense ratio increased to 30.3% and 30.0% for the three and six months ended June 30, 2014 compared to 29.1% and 29.3% for the same periods in 2013, respectively. The increase in the ratios reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same periods in 2013.

General and Administrative Expenses - General and administrative expenses remained flat at $0.5 million and $1.0 million for the three and six months ended June 30, 2014 and 2013, respectively. The overall expense ratio (including commission and other acquisition expenses) was 30.5% and 30.2% for the three and six months ended June 30, 2014 compared to 29.3% and 29.6% for the three and six months ended June 30, 2013, respectively, reflecting the changes in the commission and other acquisition expense ratio.

NGHC Quota Share

As previously reported, the contract supporting this segment has been mutually terminated with NGHC and is in run-off. The following table summarizes the underwriting results and associated underwriting ratios for the NGHC Quota Share segment for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Net premiums written	$—	$72.4	$(0.8)	$149.1
Net premiums earned	$6.1	$73.5	$21.1	$145.4
Net loss and loss adjustment expenses	(4.3)	(49.6)	(14.7)	(98.1)
Commission and other acquisition expenses	(2.0)	(22.9)	(6.7)	(45.3)
General and administrative expenses	(0.2)	(0.2)	(0.4)	(0.3)
Underwriting income	$(0.4)	$0.8	$(0.7)	$1.7

Net loss and loss adjustment expense ratio	69.6%	67.4%	69.6%	67.4%
Commission and other acquisition expense ratio	32.2%	31.2%	31.9%	31.2%
General and administrative expense ratio	3.1%	0.3%	1.8%	0.3%
Expense ratio	35.3%	31.5%	33.7%	31.5%
Combined ratio	104.9%	98.9%	103.3%	98.9%

The combined ratio for the NGHC Quota Share segment increased to 104.9% and 103.3% for the three and six months ended June 30, 2014 compared to 98.9% for both periods in 2013, respectively. As this segment is in run-off, the higher combined ratio during the period was due to unfavorable development in prior years.

Liquidity and Capital Resources

Liquidity

Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances and loans and other permitted distributions from our subsidiary companies to make dividend payments on our common and preference shares.

The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with SEC on March 4, 2014.

Our sources of funds primarily consist of premiums received (net of commissions), investment income, net proceeds from capital raising activities, which may include the issuance of debt, common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy. On January 15, 2014, we used the net proceeds from the 2013 Senior Notes, along with cash at hand, to redeem the outstanding Junior Subordinated Debt. The table below summarizes the cash flows provided by (used in) operating, investing and financing activities for the six months ended June 30, 2014 and 2013:

For the Six Months Ended June 30,	2014	2013
	($ in Millions)
Operating activities	$235.5	$150.0
Investing activities	(125.4)	(128.0)
Financing activities	(180.4)	(11.8)
Effect of exchange rate changes on foreign currency cash	0.4	(2.4)
Total (decrease) increase in cash and cash equivalents	$(69.9)	$7.8

Cash Flows from Operating Activities

Cash flows from operations for the six months ended June 30, 2014 were $235.5 million compared to $150.0 million for the same period in 2013, a 57.0% increase. The Company's assets grew by $307.4 million, or 6.5%, as of June 30, 2014 compared to December 31, 2013. The increase in assets was largely due to the growth in premium written experienced by the Company, primarily in our AmTrust Quota Share Reinsurance segment during 2014, offset by decreases in the NGHC Quota Share segment. Cash flows associated with AmTrust Quota Share Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits of that growth in 2014.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $125.4 million for the six months ended June 30, 2014 compared to $128.0 million for the same period in 2013. The Company continues to deploy available cash for longer-term investments as quickly as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, fixed income markets were volatile in 2013 and the Company has periodically maintained elevated levels of cash and cash equivalents to mitigate near-term volatility that may occur. These elevated cash levels may result in slower growth in investment income and in certain instances, reductions in investment income despite the increase in invested assets. For the six months ended June 30, 2014, the proceeds from the sales, maturities and calls of fixed maturity securities exceeded purchases by $25.1 million. This was offset by the increase in restricted cash and cash equivalents of $144.2 million and net purchases of other investments of $5.6 million during the same period.

Cash Flows from Financing Activities

Cash flows used in financing activities were $180.4 million for the six months ended June 30, 2014, compared to $11.8 million for the same period in 2013. The increase in funds used in 2014 was largely attributable to the repurchase of the Junior Subordinated Debt which were repurchased using the net proceeds from the 2013 Senior Notes issuance and cash on hand. The increase of $9.5 million in the cash outflow from dividends paid to common shareholder for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to the accelerated payment of the common share dividend announced in the fourth quarter of 2012, which resulted in no quarterly dividend being paid to common shareholders in the three months ended March 31, 2013. The net cash outflow from financing activities for the six months ended June 30, 2014 and 2013 were as follows:

For the Six Months Ended June 30,	2014	2013
	($ in Millions)
Cash flows from Financing Activities
Redemption of junior subordinated debt	$(152.5)	$—
Common share issuance	0.3	0.9
Dividends paid to Maiden common shareholders	(16.0)	(6.5)
Dividends paid on preference shares	(12.2)	(6.2)
Net cash used in financing activities	$(180.4)	$(11.8)

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014.

As of June 30, 2014, total cash and cash equivalents and fixed maturity investments used as collateral were $2.5 billion compared to $2.2 billion as of December 31, 2013. This collateral represents 72.9% and 68.9% of our total fixed maturity investments and our restricted cash & cash equivalents as of June 30, 2014 and December 31, 2013, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Quota Share Reinsurance agreement reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated available-for-sale ("AFS"). The fair value of the Company's AFS fixed maturity investments increased by $63.6 million or 2.0% as of June 30, 2014 compared to December 31, 2013.

Due to declining interest rates, the net unrealized gains increased by $91.7 million during the six months ended June 30, 2014 compared to December 31, 2013.This increase in net unrealized gains was offset by the combined effect (net of fixed maturity purchases) of: 1) paydowns from MBS securities; and 2) bond amortization and disposals, which totaled $28.1 million.

During the six months ended June 30, 2014, the yield on the 10-year U.S. Treasury bond decreased by 51 basis points to 2.53%, as of June 30, 2014. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decline in interest rates during the first half of 2014 was due to conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties during the period. These conditions more than offset the measures implemented by the U.S. Federal Reserve to further restrict its monetary policy and related liquidity measures that has been underway since the fourth quarter of 2013.

As of June 30, 2014, we consider the levels of cash and cash equivalents we are holding to generally be within our targeted ranges. However, as interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

As of June 30, 2014, the weighted average duration of our AFS fixed maturity investment portfolio was 4.8 years and there were approximately $126.0 million of net unrealized gains in the portfolio, compared to a duration of 4.6 years and net unrealized gains of $34.3 million in the portfolio as of December 31, 2013. During the six months ended June 30, 2014, our MBS portfolio continued to experience a slow down in prepayments and combined with the purchase of $193.7 million in new corporate bonds at an average duration of 7.89 years, the duration of our AFS portfolio increased by 0.2 years at June 30, 2014 compared to December 31, 2013. The aggregate amounts of our invested AFS assets by asset class and in total as of those dates, including the average yield and duration were as follows:

June 30, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$12.0	$0.5	$—	$12.5	2.4%	3.2 years
U.S. agency bonds – mortgage-backed	1,215.8	16.0	(19.2)	1,212.6	2.9%	4.1 years
U.S. agency bonds – other	7.2	1.0	—	8.2	5.0%	6.5 years
Non-U.S. government bonds	65.8	3.8	—	69.6	1.7%	3.1 years
Other mortgage-backed securities	43.9	1.6	—	45.5	3.5%	6.9 years
Corporate bonds	1,692.9	123.5	(4.6)	1,811.8	4.1%	5.1 years
Municipal bonds - other	62.1	3.4	—	65.5	4.2%	8.3 years
Total available-for-sale fixed maturities	3,099.7	149.8	(23.8)	3,225.7	3.5%	4.8 years
Other investments	10.4	0.6	—	11.0
Total investments	$3,110.1	$150.4	$(23.8)	$3,236.7

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.6	$—	$17.2	2.6%	1.8 years
U.S. agency bonds – mortgage-backed	1,292.1	11.7	(41.1)	1,262.7	2.8%	4.4 years
U.S. agency bonds – other	7.2	0.9	—	8.1	5.0%	6.8 years
Non-U.S. government bonds	70.4	3.5	(0.7)	73.2	1.8%	2.6 years
Other mortgage-backed securities	33.6	—	(0.2)	33.4	3.4%	6.9 years
Corporate bonds	1,546.5	83.0	(22.8)	1,606.7	4.3%	5.0 years
Municipal bonds – auction rate	99.2	—	—	99.2	0.3%	0.0 years
Municipal bonds - other	62.2	0.9	(1.5)	61.6	4.2%	8.6 years
Total available-for-sale fixed maturities	3,127.8	100.6	(66.3)	3,162.1	3.5%	4.6 years
Other investments	4.5	0.6	—	5.1
Total investments	$3,132.3	$101.2	$(66.3)	$3,167.2

*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities (including amortization of premium or discount) by amortized cost and therefore does not include investment income earned on cash and cash equivalents or other short-term investments.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$41.3	1.3%	$88.6	2.8%
Due after one year through five years	547.4	17.0%	427.4	13.5%
Due after five years through ten years	1,278.3	39.6%	1,154.4	36.5%
Due after ten years	100.6	3.1%	195.6	6.2%
	1,967.6	61.0%	1,866.0	59.0%
U.S. agency bonds – mortgage-backed	1,212.6	37.6%	1,262.7	39.9%
Commercial mortgage-backed securities	45.5	1.4%	33.4	1.1%
Total AFS fixed maturities	$3,225.7	100.0%	$3,162.1	100.0%

As of June 30, 2014 and December 31, 2013, 98.0% and 98.2% of our fixed income portfolio consisted of investment grade securities, respectively. We define a security as being below investment grade if it has an S&P credit rating of "BB+" or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$83.9	6.9%	$90.9	7.2%
FNMA – fixed rate	671.7	55.0%	695.4	54.7%
FNMA – variable rate	29.5	2.4%	34.5	2.7%
FHLMC – fixed rate	419.0	34.3%	432.2	34.0%
FHLMC – variable rate	8.5	0.7%	9.7	0.8%
Total RMBS	1,212.6	99.3%	1,262.7	99.4%
Total U.S. agency bonds - mortgage-backed	1,212.6	99.3%	1,262.7	99.4%
Non-MBS fixed rate U.S. agency bonds	8.2	0.7%	8.1	0.6%
Total U.S. agency bonds	$1,220.8	100.0%	$1,270.8	100.0%

The following tables provide a summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the three and six months ended June 30, 2014 and 2013:

For the Three Months Ended June 30,	2014	2013
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,235.5	$999.0
Purchases	—	370.4
Sales and paydowns	(40.6)	(118.5)
Change in net unrealized (gains) losses – included in other comprehensive income	18.4	(29.2)
Amortization of bond premium and discount	(0.7)	(3.2)
Ending balance	$1,212.6	$1,218.5

For the Six Months Ended June 30,	2014	2013
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,262.7	$992.2
Purchases	—	524.8
Sales and paydowns	(75.2)	(259.3)
Change in net unrealized (gains) losses – included in other comprehensive income	26.2	(32.3)
Amortization of bond premium and discount	(1.1)	(6.9)
Ending balance	$1,212.6	$1,218.5

Prior policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage backed securities market, had impacted the Company's MBS portfolio for several years through 2013. However, those conditions began abating during 2013, as interest rates began to rise and in December 2013, the U.S. Federal Reserve began to gradually reduce the amount of liquidity it is providing to credit markets, which has continued to date in 2014. During the three and six months ended June 30, 2014, the Company experienced the lowest levels of paydowns and amortization of bond premium of its MBS portfolio since 2011, contributing to the improvement in investment income during those periods compared to 2013.

These conditions may fluctuate, until such time that the interest rate environment gradually moves toward historical levels from those experienced during the last several years.

Our MBS portfolio represents 37.6% of our fixed maturity investments as of June 30, 2014. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially have the effect of limiting the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings as of June 30, 2014 and December 31, 2013 are as follows:

	Ratings*
June 30, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	5.6%	3.6%	27.3%	8.6%	0.5%	$826.0	45.6%
Industrials	—%	3.6%	10.5%	29.1%	3.0%	836.0	46.2%
Utilities/Other	—%	—%	2.8%	5.4%	—%	149.8	8.2%
Total Corporate bonds	5.6%	7.2%	40.6%	43.1%	3.5%	$1,811.8	100.0%

	Ratings*
December 31, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	B+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	6.1%	4.6%	28.9%	10.7%	0.2%	$811.3	50.5%
Industrials	—%	2.7%	7.8%	28.0%	2.5%	659.3	41.0%
Utilities/Other	—%	—%	2.8%	4.9%	0.8%	136.1	8.5%
Total Corporate bonds	6.1%	7.3%	39.5%	43.6%	3.5%	$1,606.7	100.0%
*Ratings as assigned by S&P

During the three and six months ended June 30, 2014, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio. We also reduced our exposure to corporate bonds in the Financial Institutions sector, as those securities may be more sensitive to rising interest rates.

The Company’s 10 largest corporate holdings, 82.3% of which are in the Financial Institutions sector, as of June 30, 2014 as carried at fair value and as a percentage of all fixed income securities are as follows:

June 30, 2014	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$40.0	1.3%	A-
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	27.2	0.9%	AAA
Citigroup FLT, Due 06/09/2016 (1)	26.8	0.8%	BBB+
Electricite De France, 4.625 % Due 9/11/2024	21.7	0.7%	A+
BNP Paribas, 5.0% Due 01/15/2021	21.3	0.7%	A+
Vale Overseas Ltd, 4.375% Due 01/11/2022	20.5	0.6%	A-
Rabobank Nederland, 3.875% Due 02/08/2022	20.2	0.6%	AA-
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.1	0.6%	A
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.6%	A
Bear Stearns FLT, Due 11/21/2016 (1)	20.0	0.6%	A
Total	$237.8	7.4%
* Ratings as assigned by S&P
(1) Securities with the notation FLT are floating rate securities.

As of June 30, 2014 and December 31, 2013, 11.8% and 15.5% of our corporate securities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and allow us to take advantage of any unanticipated increases in interest rates which may occur.

To the extent that the Company's operating subsidiaries invest in fixed maturities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax status of those securities.

As of June 30, 2014 and December 31, 2013, we own the following securities not denominated in U.S. dollars:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$277.0	79.9%	$230.3	75.9%
Non-U.S. government bonds	69.6	20.1%	73.2	24.1%
Total Non-U.S. dollar AFS fixed maturities	$346.6	100.0%	$303.5	100.0%

These fixed maturities were invested in the following currencies:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$286.1	82.5%	$249.1	82.1%
British Pound	38.6	11.1%	33.6	11.1%
Swedish Krona	10.7	3.1%	10.6	3.5%
Australian Dollar	6.4	1.9%	7.7	2.5%
All other	4.8	1.4%	2.5	0.8%
Total Non-U.S. dollar AFS fixed maturities	$346.6	100.0%	$303.5	100.0%

The continued increase in securities not denominated in U.S. dollars was primarily due to the investment of the net receipts from our Euro denominated underwriting activity.

We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain as of June 30, 2014 and December 31, 2013. As of June 30, 2014 and December 31, 2013, 80.8% and 91.9%, respectively, of the

Company's non-U.S. government issuers were rated AA or higher by S&P. The five largest non-U.S. government or supranational issuers held by the Company as of June 30, 2014 and December 31, 2013 are:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
State of Israel	$13.4	19.2%	$6.0	8.1%
Germany	13.1	18.9%	18.1	24.7%
European Financial Stability Facility	12.7	18.3%	12.4	17.0%
United Kingdom	11.5	16.6%	14.5	19.9%
European Investment Bank	7.6	10.9%	11.1	15.2%
All other	11.3	16.1%	11.1	15.1%
Total non-U.S. government bonds	$69.6	100.0%	$73.2	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	June 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$68.5	24.7%	$63.8	27.7%
AA+, AA, AA-	24.2	8.7%	10.2	4.5%
A+, A, A-	123.3	44.5%	103.8	45.0%
BBB+, BBB, BBB-	59.5	21.5%	51.0	22.0%
BB+ or lower	1.5	0.6%	1.5	0.8%
Total non-U.S. dollar denominated corporate bonds	$277.0	100.0%	$230.3	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government or corporate bonds

Other Changes in Financial Position

The following summarizes other changes in the financial position of the Company as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$672.5	$560.1	$112.4	20.1%
Prepaid reinsurance premiums	29.4	39.2	(9.8)	(25.0)%
Reinsurance recoverable on unpaid losses	100.2	84.0	16.2	19.2%
Deferred commission and other acquisition expenses	360.2	304.9	55.3	18.1%
Reserve for loss and loss adjustment expenses	2,104.7	1,957.8	146.9	7.5%
Unearned premiums	1,224.8	1,034.8	190.0	18.4%

In general, the increases in these balances reflect the continued growth of the Company, in particular the strong premium written growth experienced during the six months ended June 30, 2014 in the AmTrust Quota Share Reinsurance segment. At June 30, 2014, the reinsurance recoverable on unpaid losses increased by $16.2 million compared to December 31, 2013, of which $54.5 million or 54.3% relates to reinsurance claims from Superstorm Sandy.

Capital Resources

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,582.9 million at June 30, 2014, a $27.3 million or 1.7% net decrease from $1,610.2 million at December 31, 2013. This net decrease arises following a reduction in our outstanding debt offset by an increase in the Company's shareholders' equity. The following table shows the movement in total capital resources as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	907.9	808.8	99.1	12.3%
Total Maiden shareholders' equity	1,222.9	1,123.8	99.1	8.8%
Senior Notes	360.0	360.0	—	—%
Junior Subordinated Debt	—	126.4	(126.4)	(100.0)%
Total capital resources	$1,582.9	$1,610.2	$(27.3)	(1.7)%

The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Maiden shareholders' equity at June 30, 2014 increased by $99.1 million or 8.8% compared to December 31, 2013 primarily due to:

•
increase in comprehensive income following improvements in market values of our fixed maturity securities resulting in an unrealized gain of $91.7 million and a change in cumulative translation adjustment of $0.4 million;

•	increase due to net income of $34.0 million. See "Results of Operations - Net Income" on page 44 for a discussion of the Company’s net income for the six months ended June 30, 2014;

•	increase in additional paid in capital of $1.2 million resulting from share based compensation transactions; and

•	decrease of $28.2 million related to dividend payments on the Company’s common and preferred shares.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization whereby in August 2012, the Board of Directors approved the repurchase of up to $75 million common shares. On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices.
Indebtedness
The decrease of $126.4 million was entirely due to the redemption of the Junior Subordinated Debt on January 15, 2014 by the Company's wholly owned U.S. holding company Maiden NA, utilizing the proceeds from the issuance of the 2013 Senior Notes and cash on hand. There were no further changes in the Company’s indebtedness at June 30, 2014 compared to December 31, 2013 and the Company did not enter into any short-term borrowing arrangements during the three and six months ended June 30, 2014. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s indebtedness.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, on November 8, 2013, we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances after that date. As previously reported, the Company, through Maiden NA, issued $152.5 million principal amount of 7.75% Senior Notes due on December 1, 2043 on November 25, 2013.

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

As of June 30, 2014, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At June 30, 2014, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains were $0.9 million and $1.0 million for the three and six months ended June 30, 2014, compared to net foreign exchange losses of $0.2 million and net foreign exchange gains of $1.3 million during the same periods in 2013, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2014, we had AFS fixed maturity securities with a fair value of $3.2 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of June 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of June 30, 2014:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$2,930.9	$(294.8)	(24.1)%
100 basis point increase	3,072.8	(152.9)	(12.5)%
No change	3,225.7	—	—%
100 basis point decrease	3,387.2	161.5	13.2%
200 basis point decrease	3,548.4	322.7	26.4%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR which would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of June 30, 2014 have not changed materially compared to December 31, 2013.

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Ratings*
AA+ or better	47.1%	50.5%
AA, AA-, A+, A, A-	26.7%	25.6%
BBB+, BBB, BBB-	24.2%	22.1%
BB+ or lower	2.0%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level.

At June 30, 2014, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments " on page 55), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.3% and 7.4% of the Company’s total fixed income securities, respectively.

The Company has exposure to credit risk for business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed on March 4, 2014, respectively, for detailed information on three brokers that accounted for approximately 29.2% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2013.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda. Reinsurance balances receivable from the Company’s clients at June 30, 2014 were $672.5 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2014.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $100.2 million at June 30, 2014 compared to $84.0 million at the end of December 31, 2013. Of these reinsurance recoverables, as of June 30, 2014, $54.5 million or 54.3% compared to $49.8 million or 59.2% as of December 31, 2013 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's reinsurance counterparties as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
A or better	84.3%	90.2%
A-	4.8%	7.5%
B++ or worse	10.9%	2.3%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the six months ended June 30, 2014, 13.5% of our net premiums written and 13.0% of our reserve for loss and loss adjustment expenses were transacted in Euros.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general overview on the uncertain economic issues relating to the Euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2014, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $17.0 million and $34.0 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the Trust Preferred Securities Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. A hearing is presently scheduled to begin in September 2014. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices.

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

MAIDEN HOLDINGS, LTD.
By:
August 11, 2014		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer