Form 10-Q
period 2014-09-30
Maiden Holdings, Ltd.
filed 2014-11-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 3, 2014, the number of the Registrant's Common Stock ($.01 par value) outstanding was 72,910,082

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2014 (Unaudited)	December 31, 2013 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2014: $3,372,234; 2013: $3,127,792)	$3,450,359	$3,162,067
Other investments, at fair value (Cost 2014: $10,746; 2013: $4,522)	11,489	5,092
Total investments	3,461,848	3,167,159
Cash and cash equivalents	52,382	139,833
Restricted cash and cash equivalents	220,845	77,360
Accrued investment income	26,912	25,238
Reinsurance balances receivable, net (includes $217,492 and $299,645 from related parties in 2014 and 2013, respectively)	516,416	560,145
Reinsurance recoverable on unpaid losses (includes $4,658 and $7,263 from related parties in 2014 and 2013, respectively)	82,158	84,036
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $274,064 and $216,508 from related parties in 2014 and 2013, respectively)	369,149	304,908
Goodwill and intangible assets, net	88,155	90,613
Other assets	73,952	96,112
Total assets	$5,059,792	$4,713,379
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,064,081 and $885,381 from related parties in 2014 and 2013, respectively)	$2,157,221	$1,957,835
Unearned premiums (includes $872,020 and $711,950 from related parties in 2014 and 2013, respectively)	1,231,417	1,034,754
Accrued expenses and other liabilities	97,064	110,114
Senior notes	360,000	360,000
Junior subordinated debt	—	126,381
Total liabilities	3,845,702	3,589,084
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value; 73,877,519 and 73,595,897 shares issued in 2014 and 2013, respectively; 72,909,332 and 72,633,561 shares outstanding in 2014 and 2013, respectively)	739	736
Additional paid-in capital	577,438	574,522
Accumulated other comprehensive income	87,243	25,784
Retained earnings	237,063	211,602
Treasury shares, at cost (968,187 and 962,336 shares in 2014 and 2013, respectively)	(3,867)	(3,801)
Total Maiden shareholders’ equity	1,213,616	1,123,843
Noncontrolling interest in subsidiaries	474	452
Total equity	1,214,090	1,124,295
Total liabilities and equity	$5,059,792	$4,713,379

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Gross premiums written	$622,861	$491,915	$1,905,251	$1,742,092
Net premiums written	$605,456	$463,418	$1,856,268	$1,650,426
Change in unearned premiums	(13,014)	44,708	(212,700)	(140,585)
Net premiums earned	592,442	508,126	1,643,568	1,509,841
Other insurance revenue	2,423	3,271	10,427	11,266
Net investment income	29,520	23,253	85,469	65,977
Net realized gains on investment	310	477	975	3,707
Total other-than-temporary impairment losses	(1,189)	—	(1,189)	—
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	(1,189)	—	(1,189)	—
Total revenues	623,506	535,127	1,739,250	1,590,791
Expenses:
Net loss and loss adjustment expenses	399,815	341,629	1,102,316	1,019,871
Commission and other acquisition expenses	166,246	144,194	469,730	420,096
General and administrative expenses	15,524	13,251	45,844	44,163
Interest and amortization expenses	7,172	9,571	22,408	28,711
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	28,240	—
Amortization of intangible assets	820	945	2,458	2,835
Foreign exchange and other (gains) losses	(483)	23	(1,555)	(2,573)
Total expenses	589,094	509,613	1,669,441	1,513,103
Income before income taxes	34,412	25,514	69,809	77,688
Income tax expense	486	481	1,907	1,217
Net income	33,926	25,033	67,902	76,471
Less: Income attributable to noncontrolling interest	(43)	(36)	(109)	(95)
Net income attributable to Maiden shareholders	33,883	24,997	67,793	76,376
Dividends on preference shares	(6,085)	(3,093)	(18,253)	(9,281)
Net income attributable to Maiden common shareholders	$27,798	$21,904	$49,540	$67,095
Basic earnings per share attributable to Maiden common shareholders	$0.38	$0.30	$0.68	$0.92
Diluted earnings per share attributable to Maiden common shareholders	$0.36	$0.30	$0.67	$0.91
Dividends declared per common share	$0.11	$0.09	$0.33	$0.27

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$33,926	$25,033	$67,902	$76,471
Other comprehensive (loss) income
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period (net of tax of $6 and $(37) for the three and nine months ended September 30, 2014 and $(10) and $23 for the three and nine months ended September 30, 2013, respectively)	(47,728)	5,743	43,446	(85,415)
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred tax	—	—	—	—
Adjustment for reclassification of net realized losses (gains) recognized in net income, net of tax	26	(397)	538	(3,657)
Foreign currency translation adjustment	16,953	(4,744)	17,430	(3,427)
Other comprehensive (loss) income	(30,749)	602	61,414	(92,499)
Comprehensive income (loss)	3,177	25,635	129,316	(16,028)
Net income attributable to noncontrolling interest	(43)	(36)	(109)	(95)
Other comprehensive loss (income) attributable to noncontrolling interest	42	(18)	45	(12)
Comprehensive income attributable to noncontrolling interest	(1)	(54)	(64)	(107)
Comprehensive income (loss) attributable to Maiden shareholders	$3,176	$25,581	$129,252	$(16,135)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2014	2013
Preference shares
Beginning balance	$315,000	$150,000
Preference shares - Series B subscribed but unissued	—	150,000
Subscription receivable	—	(150,000)
Ending balance	315,000	150,000
Common shares
Beginning balance	736	733
Exercise of options and issuance of shares	3	3
Ending balance	739	736
Additional paid-in capital
Beginning balance	574,522	575,869
Exercise of options and issuance of common shares	462	1,633
Share based compensation expense	2,454	1,668
Ending balance	577,438	579,170
Accumulated other comprehensive income
Beginning balance	25,784	141,130
Change in net unrealized gains (losses) on investments, net of reclassification adjustment	43,984	(89,072)
Foreign currency translation adjustments	17,475	(3,439)
Ending balance	87,243	48,619
Retained earnings
Beginning balance	211,602	151,308
Net income attributable to Maiden shareholders	67,793	76,376
Dividends on preference shares	(18,253)	(9,281)
Dividends on common shares	(24,079)	(19,607)
Ending balance	237,063	198,796
Treasury shares
Beginning balance	(3,801)	(3,801)
Shares repurchased for treasury	(66)	—
Ending balance	(3,867)	(3,801)
Noncontrolling interest in subsidiaries
Beginning balance	452	372
Dividend paid to noncontrolling interest	(42)	(46)
Net income attributable to noncontrolling interest	109	95
Foreign currency translation adjustments	(45)	12
Ending balance	474	433
Total equity	$1,214,090	$973,953

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2014	2013
Cash flows from operating activities:
Net income	$67,902	$76,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	3,590	3,870
Net realized gains on investment	(975)	(3,707)
Net impairment losses recognized in earnings	1,189	—
Foreign exchange and other gains	(1,555)	(2,573)
Amortization of share-based compensation expense, bond premium and discount, subordinated debt discount and accelerated amortization of junior subordinated debt discount and issuance cost, net	34,748	11,641
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	35,514	(28,459)
Reinsurance recoverable on unpaid losses	1,857	13,522
Accrued investment income	(1,943)	(2,055)
Deferred commission and other acquisition expenses	(65,235)	(40,023)
Other assets	17,510	(9,668)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	224,519	181,171
Unearned premiums	202,624	151,492
Accrued expenses and other liabilities	(12,773)	7,644
Net cash provided by operating activities	506,972	359,326
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(599,440)	(725,921)
Purchases of other investments	(6,551)	(2,013)
Proceeds from sales of fixed maturities – available-for-sale	114,007	186,957
Proceeds from maturities and calls of fixed maturities	236,372	387,692
Proceeds from redemption of other investments	679	259
Increase in restricted cash and cash equivalents	(143,485)	(137,617)
Proceeds from sale of a business unit	—	1,281
Other, net	(853)	(290)
Net cash used in investing activities	(399,271)	(289,652)
Cash flows from financing activities:
Repayment of junior subordinated debt	(152,500)	—
Common share issuance	465	1,636
Dividends paid to common shareholders	(24,050)	(13,063)
Dividends paid to preference shareholders	(18,253)	(9,281)
Net cash used in financing activities	(194,338)	(20,708)
Effect of exchange rate changes on foreign currency cash	(814)	787
Net (decrease) increase in cash and cash equivalents	(87,451)	49,753
Cash and cash equivalents, beginning of period	139,833	81,543
Cash and cash equivalents, end of period	$52,382	$131,296

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance (previously titled AmTrust Quota Share Reinsurance segment).

As of September 30, 2014, the Company revised the structure of its reportable segments following a review which concluded that the former segment, NGHC Quota Share, currently in run-off, no longer met the reportable segment criteria under FASB ASC 280 Segment Reporting. As a result, the Company determined that it no longer requires separate disclosure of the NGHC Quota Share as a reportable segment. Furthermore, it was concluded that the remnants of the excess & surplus ("E&S") business, which is also in run-off, no longer meets the aggregation criteria under FASB ASC 280 Segment Reporting and therefore is no longer aggregated with the other operating segments of the Diversified Reinsurance reportable segment. Due to these presentation revisions, the results of operations of the former NGHC Quota Share segment and the remnants of the E&S business have been included in "Other" category, and all prior periods presented herein have been reclassified to conform with the current year presentation.

The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments, and prepaid reinsurance premiums, reinsurance recoverable on paid losses and funds withheld (which are presented as part of other assets in the unaudited Condensed Consolidated Balance Sheets). All remaining assets are allocated to Corporate.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category to net income:

For the Three Months Ended September 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$219,576	$385,923	$(43)	$605,456
Net premiums earned	$233,022	$359,065	$355	$592,442
Other insurance revenue	2,423	—	—	2,423
Net loss and loss adjustment expenses	(166,342)	(233,166)	(307)	(399,815)
Commission and other acquisition expenses	(56,878)	(109,241)	(127)	(166,246)
General and administrative expenses	(9,812)	(538)	(193)	(10,543)
Underwriting income (loss)	$2,413	$16,120	$(272)	$18,261
Reconciliation to net income
Net investment income and realized gains on investment				29,830
Net impairment losses recognized in earnings				(1,189)
Amortization of intangible assets				(820)
Foreign exchange and other gains				483
Interest and amortization expenses				(7,172)
Other general and administrative expenses				(4,981)
Income tax expense				(486)
Net income				$33,926

Net loss and loss adjustment expense ratio*	70.7%	64.9%	86.5%	67.2%
Commission and other acquisition expense ratio**	24.2%	30.4%	35.8%	27.9%
General and administrative expense ratio***	4.1%	0.2%	54.3%	2.7%
Combined ratio****	99.0%	95.5%	176.6%	97.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended September 30, 2013	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$187,864	$259,633	$15,921	$463,418
Net premiums earned	$198,328	$243,408	$66,390	$508,126
Other insurance revenue	3,271	—	—	3,271
Net loss and loss adjustment expenses	(135,324)	(160,378)	(45,927)	(341,629)
Commission and other acquisition expenses	(52,600)	(71,869)	(19,725)	(144,194)
General and administrative expenses	(9,688)	(504)	(177)	(10,369)
Underwriting income	$3,987	$10,657	$561	$15,205
Reconciliation to net income
Net investment income and realized gains on investment				23,730
Amortization of intangible assets				(945)
Foreign exchange and other losses				(23)
Interest and amortization expenses				(9,571)
Other general and administrative expenses				(2,882)
Income tax expense				(481)
Net income				$25,033

Net loss and loss adjustment expense ratio*	67.1%	65.9%	69.2%	66.8%
Commission and other acquisition expense ratio**	26.1%	29.5%	29.7%	28.2%
General and administrative expense ratio***	4.8%	0.2%	0.3%	2.6%
Combined ratio****	98.0%	95.6%	99.2%	97.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$681,690	$1,176,957	$(2,379)	$1,856,268
Net premiums earned	$635,251	$988,913	$19,404	$1,643,568
Other insurance revenue	10,427	—	—	10,427
Net loss and loss adjustment expenses	(439,329)	(645,358)	(17,629)	(1,102,316)
Commission and other acquisition expenses	(164,850)	(298,236)	(6,644)	(469,730)
General and administrative expenses	(31,207)	(1,600)	(580)	(33,387)
Underwriting income (loss)	$10,292	$43,719	$(5,449)	$48,562
Reconciliation to net income
Net investment income and realized gains on investment				86,444
Net impairment losses recognized in earnings				(1,189)
Amortization of intangible assets				(2,458)
Foreign exchange and other gains				1,555
Interest and amortization expenses				(22,408)
Accelerated amortization of junior subordinated debt discount and issuance costs				(28,240)
Other general and administrative expenses				(12,457)
Income tax expense				(1,907)
Net income				$67,902

Net loss and loss adjustment expense ratio*	68.0%	65.3%	90.9%	66.6%
Commission and other acquisition expense ratio**	25.5%	30.2%	34.2%	28.4%
General and administrative expense ratio***	4.9%	0.1%	3.0%	2.8%
Combined ratio****	98.4%	95.6%	128.1%	97.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30, 2013	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$589,612	$895,029	$165,785	$1,650,426
Net premiums earned	$565,148	$725,100	$219,593	$1,509,841
Other insurance revenue	11,266	—	—	11,266
Net loss and loss adjustment expenses	(392,370)	(478,722)	(148,779)	(1,019,871)
Commission and other acquisition expenses	(141,740)	(213,199)	(65,157)	(420,096)
General and administrative expenses	(31,639)	(1,498)	(530)	(33,667)
Underwriting income	$10,665	$31,681	$5,127	$47,473
Reconciliation to net income
Net investment income and realized gains on investment				69,684
Amortization of intangible assets				(2,835)
Foreign exchange and other gains				2,573
Interest and amortization expenses				(28,711)
Other general and administrative expenses				(10,496)
Income tax expense				(1,217)
Net income				$76,471

Net loss and loss adjustment expense ratio*	68.1%	66.0%	67.8%	67.0%
Commission and other acquisition expense ratio**	24.6%	29.4%	29.7%	27.6%
General and administrative expense ratio***	5.4%	0.2%	0.2%	3.0%
Combined ratio****	98.1%	95.6%	97.7%	97.6%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following table summarizes our reportable segments' identifiable assets reconciled to total assets as of September 30, 2014 and December 31, 2013:

September 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$299,310	$211,721	$511,031
Reinsurance recoverable on unpaid losses	35,328	—	35,328
Deferred commission and other acquisition expenses	95,081	274,070	369,151
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	88,155	—	88,155
Restricted cash and cash equivalents and investments	1,131,883	1,579,684	2,711,567
Other assets	53,266	—	53,266
Total assets - reportable segments	1,703,023	2,233,450	3,936,473
Corporate assets	—	—	1,123,319
Total Assets	$1,703,023	$2,233,450	$5,059,792

December 31, 2013	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$261,317	$278,573	$539,890
Reinsurance recoverable on unpaid losses	31,519	—	31,519
Deferred commission and other acquisition expenses	88,755	209,439	298,194
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	90,613	—	90,613
Restricted cash and cash equivalents and investments	1,025,629	1,102,317	2,127,946
Other assets	60,652	—	60,652
Total assets - reportable segments	1,558,485	1,758,304	3,316,789
Corporate assets	—	—	1,396,590
Total Assets	$1,558,485	$1,758,304	$4,713,379

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30,	2014		2013
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$36,991	6.1%	$29,027	6.3%
Casualty	149,067	24.6%	122,600	26.4%
Accident and Health	7,061	1.2%	9,040	2.0%
International	26,457	4.4%	27,197	5.9%
Total Diversified Reinsurance	219,576	36.3%	187,864	40.6%
AmTrust Reinsurance
Small Commercial Business	211,986	35.0%	136,725	29.5%
Specialty Program	57,035	9.4%	41,698	9.0%
Specialty Risk and Extended Warranty	116,902	19.3%	81,210	17.5%
Total AmTrust Reinsurance	385,923	63.7%	259,633	56.0%
Other	(43)	—%	15,921	3.4%
	$605,456	100.0%	$463,418	100.0%

For the Three Months Ended September 30,	2014		2013
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$45,030	7.6%	$41,014	8.1%
Casualty	150,876	25.5%	126,091	24.8%
Accident and Health	9,001	1.5%	8,994	1.8%
International	28,115	4.7%	22,229	4.4%
Total Diversified Reinsurance	233,022	39.3%	198,328	39.1%
AmTrust Reinsurance
Small Commercial Business	202,151	34.1%	130,472	25.7%
Specialty Program	40,654	6.9%	39,661	7.8%
Specialty Risk and Extended Warranty	116,260	19.6%	73,275	14.4%
Total AmTrust Reinsurance	359,065	60.6%	243,408	47.9%
Other	355	0.1%	66,390	13.0%
	$592,442	100.0%	$508,126	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30,	2014		2013
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$126,680	6.8%	$114,309	6.9%
Casualty	428,648	23.1%	359,816	21.8%
Accident and Health	32,178	1.7%	31,649	1.9%
International	94,184	5.1%	83,838	5.1%
Total Diversified Reinsurance	681,690	36.7%	589,612	35.7%
AmTrust Reinsurance
Small Commercial Business	663,766	35.8%	434,951	26.4%
Specialty Program	145,162	7.8%	115,313	7.0%
Specialty Risk and Extended Warranty	368,029	19.8%	344,765	20.9%
Total AmTrust Reinsurance	1,176,957	63.4%	895,029	54.3%
Other	(2,379)	(0.1)%	165,785	10.0%
Total	$1,856,268	100.0%	$1,650,426	100.0%

For the Nine Months Ended September 30,	2014		2013
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$128,458	7.8%	$108,567	7.2%
Casualty	398,148	24.2%	359,988	23.8%
Accident and Health	29,261	1.8%	27,356	1.8%
International	79,384	4.9%	69,237	4.6%
Total Diversified Reinsurance	635,251	38.7%	565,148	37.4%
AmTrust Reinsurance
Small Commercial Business	537,810	32.7%	350,295	23.2%
Specialty Program	118,459	7.2%	105,122	7.0%
Specialty Risk and Extended Warranty	332,644	20.2%	269,683	17.9%
Total AmTrust Reinsurance	988,913	60.1%	725,100	48.1%
Other	19,404	1.2%	219,593	14.5%
Total	$1,643,568	100.0%	$1,509,841	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale fixed maturities and other investments as of September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$11,943	$421	$(13)	$12,351
U.S. agency bonds – mortgage-backed	1,392,159	14,897	(23,532)	1,383,524
U.S. agency bonds – other	7,211	893	—	8,104
Non-U.S. government and supranational bonds	55,058	571	(1,128)	54,501
Other mortgage-backed securities	52,595	1,363	—	53,958
Corporate bonds	1,791,121	93,727	(12,306)	1,872,542
Municipal bonds – other	62,147	3,232	—	65,379
Total available-for-sale fixed maturities	3,372,234	115,104	(36,979)	3,450,359
Other investments	10,746	743	—	11,489
Total investments	$3,382,980	$115,847	$(36,979)	$3,461,848

December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities:
U.S. treasury bonds	$16,622	$587	$—	$17,209
U.S. agency bonds – mortgage-backed	1,292,032	11,727	(41,104)	1,262,655
U.S. agency bonds – other	7,207	901	—	8,108
Non-U.S. government and supranational bonds	70,377	3,547	(712)	73,212
Other mortgage-backed securities	33,676	—	(232)	33,444
Corporate bonds	1,546,578	82,952	(22,830)	1,606,700
Municipal bonds – auction rate	99,170	—	—	99,170
Municipal bonds – other	62,130	934	(1,495)	61,569
Total available-for-sale fixed maturities	3,127,792	100,648	(66,373)	3,162,067
Other investments	4,522	570	—	5,092
Total investments	$3,132,314	$101,218	$(66,373)	$3,167,159

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without prepayment penalties.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

September 30, 2014	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$23,528	$23,114	0.7%
Due after one year through five years	521,590	562,061	16.3%
Due after five years through ten years	1,310,434	1,351,440	39.2%
Due after ten years	71,928	76,262	2.2%
	1,927,480	2,012,877	58.4%
U.S. agency bonds – mortgage-backed	1,392,159	1,383,524	40.1%
Other mortgage-backed securities	52,595	53,958	1.5%
Total available-for-sale fixed maturities	$3,372,234	$3,450,359	100.0%

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
September 30, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. treasury bonds	$3,338	$(13)	$—	$—	$3,338	$(13)
U.S. agency bonds – mortgage-backed	$206,820	$(2,077)	$578,369	$(21,455)	$785,189	$(23,532)
Non–U.S. government and supranational bonds	42,053	(915)	2,668	(213)	44,721	(1,128)
Corporate bonds	260,017	(5,686)	150,075	(6,620)	410,092	(12,306)
Total temporarily impaired available-for-sale fixed maturities	$512,228	$(8,691)	$731,112	$(28,288)	$1,243,340	$(36,979)

As of September 30, 2014, there were approximately 138 securities in an unrealized loss position with a fair value of $1,243,340 and unrealized losses of $36,979. Of these securities, there are 55 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $731,112 and unrealized losses of $28,288.

	Less than 12 Months		12 Months or more		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Available-for-sale fixed maturities
U.S. agency bonds – mortgage-backed	$795,439	$(38,421)	$60,602	$(2,683)	$856,041	$(41,104)
Non–U.S. government and supranational bonds	9,946	(712)	—	—	9,946	(712)
Other mortgage-backed securities	33,444	(232)	—	—	33,444	(232)
Corporate bonds	463,469	(16,687)	169,294	(6,143)	632,763	(22,830)
Municipal bonds – other	50,545	(1,495)	—	—	50,545	(1,495)
Total temporarily impaired available-for-sale fixed maturities	$1,352,843	$(57,547)	$229,896	$(8,826)	$1,582,739	$(66,373)

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its available-for-sale investments in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. Based on our qualitative and quantitative OTTI review of each security within our fixed maturity portfolio, at September 30, 2014, we determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security. The Company has therefore recognized $1,189 of OTTI through earnings for the three and nine months ended September 30, 2014, respectively. For both the three and nine months ended September 30, 2013, the Company recognized no OTTI.

In respect of the rest of our portfolio, we have determined that the unrealized losses on fixed maturities at September 30, 2014 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2014.

The following summarizes the credit ratings of our available-for-sale fixed maturities:

Rating* as of September 30, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$11,943	$12,351	0.4%
U.S. agency bonds	1,399,370	1,391,628	40.3%
AAA	194,105	206,233	6.0%
AA+, AA, AA-	140,336	145,994	4.2%
A+, A, A-	796,421	833,612	24.2%
BBB+, BBB, BBB-	768,599	798,232	23.1%
BB+ or lower	61,460	62,309	1.8%
Total	$3,372,234	$3,450,359	100.0%

Rating* as of December 31, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,622	$17,209	0.5%
U.S. agency bonds	1,299,239	1,270,763	40.2%
AAA	210,872	222,417	7.0%
AA+, AA, AA-	236,424	242,986	7.7%
A+, A, A-	619,148	651,248	20.6%
BBB+, BBB, BBB-	689,532	701,529	22.2%
BB+ or lower	55,955	55,915	1.8%
Total	$3,127,792	$3,162,067	100.0%
*Ratings as assigned by Standard & Poor’s ("S&P")

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	September 30, 2014		December 31, 2013
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investments in limited partnerships	$5,489	47.8%	$4,092	80.4%
Other	6,000	52.2%	1,000	19.6%
Total other investments	$11,489	100.0%	$5,092	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $794 as of September 30, 2014.

(c) Net Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30, 2014	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$250	$—	$250
Other investments	60	—	60
Net realized gains on investment	$310	$—	$310

For the Three Months Ended September 30, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$448	$—	$448
Other investments	$29	$—	$29
Net realized losses on investment	$477	$—	$477

For the Nine Months Ended September 30, 2014	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$623	$—	$623
Other investments	352	—	352
Net realized gains on investment	$975	$—	$975

For the Nine Months Ended September 30, 2013	Gross gains	Gross losses	Net
Available-for-sale fixed maturities	$3,560	$—	$3,560
Other investments	200	(53)	147
Net realized gains on investment	$3,760	$(53)	$3,707

Proceeds from sales of fixed maturities classified as available-for-sale were $4,044 and $114,007 for the three and nine months ended September 30, 2014 (September 30, 2013 - $6,471 and $186,957, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Net unrealized gains were as follows:

	September 30, 2014	December 31, 2013
Available-for-sale fixed maturities	$78,125	$34,275
Other investments	743	570
Total net unrealized gains	78,868	34,845
Deferred income tax expense	(156)	(117)
Net unrealized gains, net of deferred income tax	$78,712	$34,728
Change in net unrealized gains, net of deferred income tax	$43,984	$(108,937)

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

The assets in trust as collateral are primarily cash and highly rated available-for-sale fixed maturity securities. The fair value of our restricted assets was as follows:

	September 30, 2014	December 31, 2013
Restricted cash and cash equivalents – third party agreements	$59,272	$72,877
Restricted cash and cash equivalents – related party agreements	161,047	4,429
Restricted cash and cash equivalents – U.S. state regulatory authorities	526	54
Total restricted cash and cash equivalents	220,845	77,360
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2014 – $1,036,950; 2013 – $933,897)	1,059,522	939,800
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2014 – $1,448,698; 2013 – $1,183,156)	1,491,460	1,201,473
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2014 – $8,474; 2013 – $12,730)	8,685	13,065
Total restricted investments	2,559,667	2,154,338
Total restricted cash and cash equivalents and investments	$2,780,512	$2,231,698

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held as of September 30, 2014.

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

Non-U.S. government and supranational bonds — Comprised of bonds issued by non-U.S. governments and their agencies along with supranational organizations. These securities are generally priced by independent pricing services. The pricing services may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the pricing service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government bonds are observable market inputs, the fair values of non-U.S. government bonds are included in the Level 2 fair value hierarchy.

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

Corporate bonds — Comprised of bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The fair values of corporate bonds that are short-term are priced, by the pricing services, using the spread above the London Interbank Offering Rate ("LIBOR") yield curve and the fair value of corporate bonds that are long-term are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

Municipal bonds - other — Comprised of bonds issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by independent pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipal bonds are classified within Level 2.

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

Junior subordinated debt — The amount reported in the accompanying balance sheets for this financial instrument represents the carrying value of the debt. The fair value of the debt was derived using the Black-Derman-Toy model. As the fair value of the junior subordinated debt was determined using observable market inputs in the Black-Derman-Toy model, the fair value was included in the Level 2 fair value hierarchy for the year ended December 31, 2013. On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden Holdings North America, Ltd. ("Maiden NA"), repurchased all of the outstanding junior subordinated debt at face value.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

At September 30, 2014 and December 31, 2013, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$12,351	$—	$—	$12,351
U.S. agency bonds – mortgage-backed	—	1,383,524	—	1,383,524
U.S. agency bonds – other	—	8,104	—	8,104
Non-U.S. government and supranational bonds	—	54,501	—	54,501
Other mortgage-backed securities	—	53,958	—	53,958
Corporate bonds	—	1,872,542	—	1,872,542
Municipal bonds – other	—	65,379	—	65,379
Other investments	—	—	11,489	11,489
Total	$12,351	$3,438,008	$11,489	$3,461,848
As a percentage of total assets	0.2%	67.9%	0.2%	68.3%

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Fixed maturities
U.S. treasury bonds	$17,209	$—	$—	$17,209
U.S. agency bonds – mortgage-backed	—	1,262,655	—	1,262,655
U.S. agency bonds – other	—	8,108	—	8,108
Non-U.S. government and supranational bonds	—	73,212	—	73,212
Other mortgage-backed securities	—	33,444	—	33,444
Corporate bonds	—	1,606,700	—	1,606,700
Municipal bonds – auction rate	—	99,170	—	99,170
Municipal bonds – other	—	61,569	—	61,569
Other investments	—	—	5,092	5,092
Total	$17,209	$3,144,858	$5,092	$3,167,159
As a percentage of total assets	0.4%	66.7%	0.1%	67.2%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% and 95.3% of its fixed maturities at September 30, 2014 and December 31, 2013, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury securities generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. As of September 30, 2014 and December 31, 2013, 0.1% and 4.7%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of one security and five securities, respectively, or approximately $5,110 and $150,928, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service. The Pricing Service was not able to value one corporate bond as of September 30, 2014 and five newly-issued U.S. agency bonds as of December 31, 2013 due to lack of information available. At September 30, 2014 and December 31, 2013, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

There have not been any transfers between Level 1 and Level 2, or Level 2 and Level 3, respectively, during the periods represented by these Condensed Consolidated Financial Statements.

Other investments: The Company has $5,489, or 0.2%, of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. Due to the significant unobservable inputs in these valuations, the Company includes the estimate in the amount disclosed as Level 3. The Company also has investments of $1,000 in preference shares of a start-up insurance producer and $5,000 in common shares of an insurance company, the fair values of both investments were determined using recent private market transactions and a subscription via a 144a prospectus, respectively, and as such, the fair values are included in the Level 3 fair value hierarchy.

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

(c) Level 3 Financial Instruments

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended
Other investments:	September 30, 2014	September 30, 2013
Balance at beginning of period	$11,061	$4,438
Total realized gains – included in net realized gains on investment	60	29
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	120	155
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	417	475
Sales and redemptions	(169)	(91)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$11,489	$5,006
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Nine Months Ended
Other investments:	September 30, 2014	September 30, 2013
Balance at beginning of period	$5,092	$2,901
Total realized gains – included in net realized gains on investment	352	147
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	173	204
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	6,551	2,013
Sales and redemptions	(679)	(259)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$11,489	$5,006
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and junior subordinated debt as of September 30, 2014 and December 31, 2013:

		September 30, 2014		December 31, 2013
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$113,090	$107,500	$101,480
2012 Senior Notes	8.00%	100,000	105,400	100,000	89,760
2013 Senior Notes	7.75%	152,500	159,826	152,500	126,209
Junior Subordinated Debt	14.00%	—	—	126,381	152,500

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Effective April 1, 2011, Maiden Bermuda and AII amended the Master Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December, 31, 2011. Thereafter the rate was 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral requirements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements.

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

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow AEL and AIUL a profit share based upon the results of a contract year exceeding defined underwriting performance. To the extent that the underwriting performance is exceeded, the Company will share 50% of the excess amounts computed. The agreement has been renewed through March 31, 2015 and can be terminated on any April 1 by either party on four months notice.

Effective January 1, 2012, the quota share reinsurance contract with AEL and AIUL was amended, thereby increasing the maximum liability attaching to €10,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France.

The Company recorded approximately $104,753 and $285,875 of ceding commission expense for the three and nine months ended September 30, 2014, respectively, (September 30, 2013 - $68,827 and $204,135, respectively) as a result of these quota share arrangements with AmTrust.

Other Reinsurance Agreements

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty ceded (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology was not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty ceded premiums of approximately $66 and $151 and recorded ceding commission income of $5 and $9 for the three and nine months ended September 30, 2014, respectively (September 30, 2013 - $160 and $849 of premiums ceded and $25 and $181 of ceding commission income, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance North America, Inc. ("Maiden US", formerly known as Maiden Reinsurance Company), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off. Pursuant to the latest amendment, Maiden US now receives 100% of the ceded premium and reinsures 100% of the liabilities incurred (from the effective date). Under this agreement, as amended, for the three and nine months ended September 30, 2014, Maiden US recorded approximately $40 and $1,796 of premiums earned and $2 and $90 of commission expense, respectively, (September 30, 2013 - $1,410 and $3,285 of premiums earned and $70 and $164 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net written premiums varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three and nine months ended September 30, 2014, Maiden US recorded approximately $300 and $950 of net premiums earned and $54 and $180 of commission expense, respectively, (September 30, 2013 - $170 and $369 net premiums earned and $38 and $94 commission expense, respectively).

Collateral provided to AmTrust

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf ("Letter of Credit"), or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII (“Withheld Funds”). Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII.

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 as of September 30, 2014 and December 31, 2013 to AII pursuant to a loan agreement entered into between those parties. This loan is carried at cost. Pursuant to the Reinsurance Agreement, AmTrust has agreed to cause AII not to commingle Maiden Bermuda's assets with AII's other assets and to cause the AmTrust subsidiaries not to commingle Maiden Bermuda's assets with the AmTrust subsidiaries' other assets if an AmTrust subsidiary withdraws those assets. AII has agreed that, if an AmTrust subsidiary returns to AII excess assets withdrawn from a Trust Account, drawn on a Letter of Credit or maintained by such AmTrust subsidiary as Withheld Funds, AII will immediately return to Maiden Bermuda its proportionate share of such excess assets. AII has further agreed that if the aggregate fair market value of the amount of Maiden Bermuda's assets held in the Trust Account exceeds Maiden Bermuda's proportionate share of AII's obligations, or if an AmTrust subsidiary misapplies any such collateral, AII will immediately return to Maiden Bermuda an amount equal to such excess or misapplied collateral, less any amounts AII has paid to Maiden Bermuda. In addition, if an AmTrust subsidiary withdraws Maiden Bermuda's assets from a Trust Account and maintains those assets on its books as withheld funds, AII has agreed to pay to Maiden Bermuda interest at the rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan (except to the extent Maiden Bermuda's proportionate share of AII's obligations to that AmTrust subsidiary exceeds the value of the collateral Maiden Bermuda has provided), and net of unpaid fees Maiden Bermuda owes to AII Insurance Management Limited ("AIIM") and its share of fees owed to the trustee of the Trust Account.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, as of September 30, 2014 was approximately $1,459,452 (December 31, 2013 - $1,094,964) and the accrued interest was $9,466 (December 31, 2013 - $8,159). (See Note 4(d)).

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

Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $4,488 and $12,361 of reinsurance brokerage expense for the three and nine months ended September 30, 2014, respectively, (September 30, 2013 - $3,043 and $9,064, respectively) and deferred reinsurance brokerage of $10,896 as of September 30, 2014 (December 31, 2013 - $8,592) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AIIM pursuant to which AIIM has agreed to provide investment management services to the Company. Pursuant to the asset management agreement, AIIM provides investment management services for a quarterly fee of 0.05% if the average value of the account for the previous calendar quarter is less than or equal to $1 billion and 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. Following the initial one-year term, the agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,325 and $3,814 of investment management fees for the three and nine months ended September 30, 2014, respectively, (September 30, 2013 - $1,080 and $3,182, respectively) as a result of this agreement.

Other

On March 1, 2011, we entered into a time sharing agreement for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust. The initial lease was for 10 months ending on December 31, 2011 and automatically renews for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreement, the Company will reimburse AUI for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and nine months ended September 30, 2014, the Company recorded an expense of $36 and $60, respectively (September 30, 2013 - $38 and $57, respectively) for the use of the aircraft.

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

Maiden Bermuda recorded approximately $95 and $6,513 of ceding commission expense for the three and nine months ended September 30, 2014, respectively, (September 30, 2013 - $19,910 and $63,608, respectively) as a result of this transaction.

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

Under these agreements, Maiden US recorded approximately $43 and $132 of premiums earned for the three and nine months ended September 30, 2014, respectively, (September 30, 2013 - $104 and $113, respectively).

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30,	2014	2013
Numerator:
Net income attributable to Maiden shareholders	$33,883	$24,997
Dividends on preference shares	(6,085)	(3,093)
Amount allocated to participating common shareholders(1)	(33)	(29)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$27,765	$21,875
Potentially dilutive securities
Dividends on convertible preference shares (2)	2,991	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$30,756	$21,875
Denominator:
Weighted average number of common shares outstanding – basic	72,888,024	72,552,022
Potentially dilutive securities:
Share options and restricted share units	1,335,888	1,385,872
Convertible preference shares	10,699,884	—
Adjusted weighted average number of common shares and assumed conversions – diluted	84,923,796	73,937,894
Basic earnings per share attributable to Maiden common shareholders:	$0.38	$0.30
Diluted earnings per share attributable to Maiden common shareholders (2):	$0.36	$0.30

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Earnings per Common Share (continued)

For the Nine Months Ended September 30,	2014	2013
Numerator:
Net income attributable to Maiden shareholders	$67,793	$76,376
Dividends on preference shares	(18,253)	(9,281)
Amount allocated to participating common shareholders(1)	(62)	(88)
Numerator for basic EPS - Net income allocated to Maiden common shareholders	$49,478	$67,007
Potentially dilutive securities
Dividends on convertible preference shares(2)	—	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$49,478	$67,007
Denominator:
Weighted average number of common shares – basic	72,819,452	72,475,087
Potentially dilutive securities:
Share options and restricted share units	1,213,828	1,249,281
Convertible preference shares(2)	—	—
Adjusted weighted average number of common shares and assumed conversions – diluted	74,033,280	73,724,368
Basic earnings per share attributable to Maiden common shareholders:	$0.68	$0.92
Diluted earnings per share attributable to Maiden common shareholders(2):	$0.67	$0.91
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the nine months ended September 30, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after September 30, 2014 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 73,321, an increase of 53,481 common shares since January 2, 2014.

8. Shareholders' Equity
As of September 30, 2014, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 73,877,519 common shares, of which 72,909,332 are outstanding, and issued 9,300,000 preference shares. The remaining 66,822,481 are undesignated as of September 30, 2014.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

Accumulated Other Comprehensive Income

The following table presents details about amounts reclassified from accumulated other comprehensive income ("AOCI"):

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Unrealized Gains (losses) on available-for-sale securities		2014	2013	2014	2013
	Net realized gains on investment	$147	$397	$(421)	$3,657
	Net impairment losses recognized in earnings	(173)	—	(102)	—
	Total before tax	$(26)	$397	$(523)	$3,657
	Income tax expense	—	—	(15)	—
	Total after tax	$(26)	$397	$(538)	$3,657

The following tables set forth financial information regarding the changes in the balances of each component of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$126,414	$(8,450)	$117,964
Other comprehensive (loss) income before reclassifications	(47,728)	16,953	(30,775)
Amounts reclassified from accumulated other comprehensive income to net income, net of tax	26	—	26
Net current period other comprehensive (loss) income	(47,702)	16,953	(30,749)
Ending balance	78,712	8,503	87,215
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(28)	(28)
Ending balance, Maiden shareholders	$78,712	$8,531	$87,243

For the Three Months Ended September 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$49,247	$(1,222)	$48,025
Other comprehensive income (loss) before reclassifications	5,743	(4,744)	999
Amounts reclassified from accumulated other comprehensive income to net income, net of tax	(397)	—	(397)
Net current period other comprehensive income (loss)	5,346	(4,744)	602
Ending balance	54,593	(5,966)	48,627
Less: Accumulated other comprehensive income attributable to non controlling interest	—	8	8
Ending balance, Maiden shareholders	$54,593	$(5,974)	$48,619

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

For the Nine Months Ended September 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income before reclassifications	43,446	17,430	60,876
Amounts reclassified from accumulated other comprehensive income to net income, net of tax	538	—	538
Net current period other comprehensive income	43,984	17,430	61,414
Ending balance	78,712	8,503	87,215
Less: Accumulated other comprehensive loss attributable to non controlling interest	—	(28)	(28)
Ending balance, Maiden shareholders	$78,712	$8,531	$87,243

For the Nine Months Ended September 30, 2013	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive loss before reclassifications	(85,415)	(3,427)	(88,842)
Amounts reclassified from accumulated other comprehensive income to net income, net of tax	(3,657)	—	(3,657)
Net current period other comprehensive loss	(89,072)	(3,427)	(92,499)
Ending balance	54,593	(5,966)	48,627
Less: Accumulated other comprehensive income attributable to non controlling interest	—	8	8
Ending balance, Maiden shareholders	$54,593	$(5,974)	$48,619

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Share Based Compensation (continued)

The following schedule shows all options granted, exercised, expired and forfeited under the Plan for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30, 2014	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2014	2,418,020	$6.91	5.35 years
Exercised	(31,675)	$4.36
Outstanding, September 30, 2014	2,386,345	$6.94	5.11 years

For the Three Months Ended September 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, June 30, 2013	2,673,575	$6.85	6.39 years
Exercised	(98,611)	$7.12
Expired	(628)	$7.67
Forfeited	(112,474)	$8.52
Outstanding, September 30, 2013	2,461,862	$6.76	6.00 years

For the Nine Months Ended September 30, 2014	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2013	2,439,413	$6.76	5.75 years
Granted	45,000	$12.01
Exercised	(97,226)	$4.78
Forfeited	(842)	$7.74
Outstanding, September 30, 2014	2,386,345	$6.94	5.11 years

For the Nine Months Ended September 30, 2013	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding, December 31, 2012	2,795,437	$6.70	6.75 years
Granted	49,000	$10.61
Exercised	(269,101)	$6.08
Expired	(628)	$7.67
Forfeited	(112,846)	$8.52
Outstanding, September 30, 2013	2,461,862	$6.76	6.00 years

The weighted average grant date fair value was $2.11 and $2.03 for all options outstanding at September 30, 2014 and December 31, 2013, respectively. There was approximately $345 and $513 of total unrecognized compensation cost related to non- vested options as of September 30, 2014 and December 31, 2013, respectively, which will be recognized during the next 4 years. The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

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

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO. The award consists of 149,701 restricted share units, of which one-third automatically vested on February 19, 2014, with the next one-third automatically vesting on February 19, 2015, and of which the final one-third will automatically vest on February 19, 2016. Each share unit has a fair value of $10.02 which is amortized over 36 months. The total fair value of the share units vested for the three and nine months ended September 30, 2014 was $0 and $500, respectively.

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

The Company recorded share based expenses (a component of salaries and benefits) in accordance with ASC Topic 718 "Compensation - Stock Compensation" in the amount of $1,489 and $2,454 for the three and nine months ended September 30, 2014, respectively, (September 30, 2013 - $508 and $1,668, respectively).

10. Dividends Declared

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

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect it to conclude in the first half of 2015. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

12. Subsequent Events

(a) Dividends

On November 5, 2014, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.13	January 15, 2015	January 2, 2015
Preference shares - Series A	$0.515625	December 15, 2014	December 1, 2014
Preference shares - Series B	$0.90625	December 15, 2014	December 1, 2014

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

Our business consists of the following reportable segments: Diversified Reinsurance and AmTrust Reinsurance (previously titled AmTrust Quota Share Reinsurance). As of September 30, 2014, the Company revised the structure of its reportable segments following a review that concluded that its former NGHC Quota Share segment, which is currently in run-off, no longer meets the reportable segment criteria under generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP"). As a result, the Company determined the NGHC Quota Share no longer requires separate disclosure as a reportable segment. Furthermore, it was concluded the remnants of our U.S. excess & surplus ("E&S") business, which is also in run-off, no longer meets the same reporting criteria and therefore is no longer aggregated with the other operating segments of the Diversified Reinsurance reportable segment. Due to these revisions, the results of operations of the former NGHC Quota Share segment and the remnants of the E&S business have been included in the "Other" category, and all prior periods presented herein have been reclassified to conform with the current year presentation.

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have increased our gross premiums written to in excess of $2.2 billion in 2013 while significantly enhancing our total capital resources to approximately $1.6 billion as of September 30, 2014.

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden Holdings North America ("Maiden NA"), repurchased all of the outstanding Trust Preferred Securities (the "TRUPS Offering"), with a face value of $152.5 million, which has substantially lowered our cost of capital. The Company utilized the net proceeds of its Senior Notes offering in November 2013 ("2013 Senior Notes"), as well as cash on hand, to redeem the junior subordinated debt. As a result of the redemption, during the nine months ended September 30, 2014, the Company incurred a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issuance discount and write off of issuance costs associated with the junior subordinated debt.

Please refer to ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the strategic and capital transactions the Company has entered into since our inception.

Third Quarter and nine months ended September 30 2014 and 2013 Financial Highlights

For the Three Months Ended September 30,	2014	2013	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$33.9	$25.0	35.5%
Net income attributable to Maiden common shareholders	$27.8	$21.9	26.9%
Operating earnings(1)	$29.3	$22.7	29.0%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.38	$0.30	26.7%
Operating earnings(1)	$0.40	$0.31	29.0%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.36	$0.30	20.0%
Operating earnings(1)	$0.38	$0.31	22.6%
Dividends per common share	$0.11	$0.09	22.2%
Dividends per preference share - Series A	$0.515625	$0.515625	—%
Dividends per preference share - Series B	$0.90625	$—	N/A
Gross premiums written	$622.9	$491.9	26.6%
Net premiums earned	$592.4	$508.1	16.6%
Underwriting income (3)	$18.3	$15.2	20.1%
Net investment income	$29.5	$23.3	27.0%

Combined ratio(4)	97.8%	97.6%	0.2%
Annualized operating return on average common shareholders' equity(1)	12.9%	11.1%	16.2%

For the Nine Months Ended September 30,	2014	2013	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$67.9	$76.5	(11.2)%
Net income attributable to Maiden common shareholders	$49.5	$67.1	(26.2)%
Operating earnings(1)	$83.1	$64.2	29.4%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.68	$0.92	(26.1)%
Operating earnings(1)	$1.14	$0.88	29.5%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.67	$0.91	(26.4)%
Operating earnings(1)	$1.09	$0.87	25.3%
Dividends per common share	$0.33	$0.27	22.2%
Dividends per preference share - Series A	$1.54688	$1.54688	—%
Dividends per preference share - Series B	$2.71875	—	N/A
Gross premiums written	$1,905.3	$1,742.1	9.4%
Net premiums earned	$1,643.6	$1,509.8	8.9%
Underwriting income (3)	$48.6	$47.4	2.3%
Net investment income	$85.4	$66.0	29.5%

Combined Ratio(4)	97.8%	97.6%	0.2%
Annualized operating return on average common shareholders' equity(1)	13.0%	10.2%	27.5%

	September 30, 2014	December 31, 2013	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments	$3,461.8	$3,167.2	9.3%
Total assets	$5,059.8	$4,713.4	7.3%
Reserve for loss and loss adjustment expenses	$2,157.2	$1,957.8	10.2%
Total debt (5)	$360.0	$486.4	(26.0)%
Total Maiden common shareholders' equity	$898.6	$808.8	11.1%
Total Maiden shareholders' equity	$1,213.6	$1,123.8	8.0%
Total capital resources(6)	$1,573.6	$1,610.2	(2.3)%

Ratio of total debt to total capital resources	22.9%	30.2%	(24.2)%

Book Value:
Book value per common share(7)	$12.33	$11.14	10.7%
Accumulated dividends per common share	2.09	1.76	18.8%
Book value per common share plus accumulated dividends	$14.42	$12.90	11.8%
Change in book value per common share plus accumulated dividends	$1.52

Diluted book value per common share(8)	$12.11	$10.92	10.9%

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

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded as they are anti-dilutive as of September 30, 2014 and December 31, 2013.

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

For the three and nine months ended September 30, 2014, we also exclude certain non-recurring expenditures that are material to understanding our results of operations. There were no such non-recurring items in 2013. In 2014, non-recurring items included:

•	Impairment losses related to investments which were recognized in earnings;

•	Loss and related activity from our divested E&S business as it has been in run-off for over one year following the sale to Brit Global Specialty ("Brit") effective May 1, 2013;

•	The interest expense incurred on our 2013 Senior Notes prior to the redemption of the outstanding junior subordinated debt given the one time nature of the additional funding cost; and

•	The accelerated amortization of the junior subordinated debt discount and the write off of the associated issuance costs.
The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$27.8	$21.9	$49.5	$67.1
Add (subtract):
Net realized gains on investment	(0.3)	(0.5)	(1.0)	(3.7)
Net impairment losses recognized in earnings	1.2	—	1.2	—
Foreign exchange and other gains	(0.5)	—	(1.5)	(2.6)
Amortization of intangible assets	0.8	1.0	2.5	2.8
Divested E&S business	—	—	2.8	—
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	—	—	0.5	—
Accelerated amortization of junior subordinated debt discount and issuance costs	—	—	28.2	—
Non-cash deferred tax expense	0.3	0.3	0.9	0.6
Operating earnings attributable to Maiden common shareholders	$29.3	$22.7	$83.1	$64.2
Operating earnings per common share:
Basic operating earnings per common share	$0.40	$0.31	$1.14	$0.88
Diluted operating earnings per common share	$0.38	$0.31	$1.09	$0.87

Operating Return on Average Common Equity ("Operating ROACE"): Management uses Operating ROACE as a measure of profitability that focuses on the return attributable to Maiden common shareholders. It is calculated using operating earnings attributable to common shareholders (as calculated above) divided by average Maiden common shareholders' equity. Management has set a long-term target of Operating ROACE at 15%, on average, which management believes provides an attractive return to our common shareholders for the risk they are assuming from investing our business. The repayment of the junior subordinated debt in the first quarter of 2014 is a crucial step in advancing the Company closer to that goal. Operating ROACE for the three and nine months ended September 30, 2014 and 2013 is computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Operating earnings attributable to Maiden common shareholders	$29.3	$22.7	$83.1	$64.2
Opening common shareholders’ equity	$907.9	$806.4	$808.8	$865.2
Ending common shareholders’ equity	$898.6	$823.5	$898.6	$823.5
Average common shareholders’ equity	$903.3	$814.9	$853.7	$844.4
Operating return on average common equity	12.9%	11.1%	13.0%	10.2%

Operating earnings attributable to Maiden common shareholders increased $6.6 million, or 29.0%, and $18.9 million, or 29.4%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. This increase for both periods is mainly due to higher investment income combined with lower interest and amortization expense, offset by additional preference share dividend payments on the Preference Shares - Series B issued in October 2013.

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. The 10.7% and 10.9% increase in book value per common share and diluted book value per common share, respectively, as of September 30, 2014 compared to December 31, 2013 was principally the result of an increase of $61.5 million in accumulated other comprehensive income, reflecting the impact of lower interest rates on the fair value of Maiden’s fixed income investment portfolio during the nine months ended September 30, 2014 (see "Liquidity and Capital Resources - Investments" on page 57 for further information), combined with an increase in retained earnings due to improved investment income and reduced interest expenses offset by dividend payments on both our common and preference shares and the non-recurring charges related to the accelerated amortization of the junior subordinated debt discount and issuance costs incurred during the first quarter. Book value per common share and diluted book value per common share as of September 30, 2014 and December 31, 2013 are computed as follows:

	September 30, 2014	December 31, 2013
	($ in Millions except per share data)
Ending common shareholders’ equity	$898.6	$808.8
Proceeds from assumed conversion of dilutive options	16.0	19.1
Numerator for diluted book value per common share calculation	$914.6	$827.9

Common shares outstanding	72,909,332	72,633,561
Shares issued from assumed conversion of dilutive options and restricted share units	2,606,264	3,176,433
Denominator for diluted book value per common share calculation	75,515,596	75,809,994

Book value per common share	$12.33	$11.14
Diluted book value per common share	$12.11	$10.92

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources as of September 30, 2014 and December 31, 2013 is computed as follows:

	September 30, 2014	December 31, 2013
	($ in Millions)
Senior notes	$360.0	$360.0
Junior subordinated debt	—	126.4
Total debt	360.0	486.4
Maiden shareholders’ equity	1,213.6	1,123.8
Total capital resources	$1,573.6	$1,610.2
Ratio of debt to total capital resources	22.9%	30.2%

The repayment of the junior subordinated debt in the first quarter of 2014 combined with the increase in shareholders' equity described above has caused the reduction in the ratio in 2014.

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

Results of Operations

The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Gross premiums written	$622.9	$491.9	$1,905.3	$1,742.1
Net premiums written	$605.5	$463.4	$1,856.3	$1,650.4
Net premiums earned	$592.4	$508.1	$1,643.6	$1,509.8
Other insurance revenue	2.4	3.3	10.4	11.3
Net loss and loss adjustment expenses	(399.8)	(341.6)	(1,102.3)	(1,019.9)
Commission and other acquisition expenses	(166.2)	(144.2)	(469.7)	(420.1)
General and administrative expenses	(10.5)	(10.4)	(33.4)	(33.7)
Underwriting income	18.3	15.2	48.6	47.4
Other general and administrative expenses	(5.0)	(2.9)	(12.4)	(10.5)
Net investment income	29.5	23.3	85.4	66.0
Net realized gains on investments	0.3	0.5	1.0	3.7
Net impairment losses recognized in earnings	(1.2)		(1.2)	—
Accelerated amortization of junior subordinated debt discount and issuance cost	—	—	(28.2)	—
Amortization of intangible assets	(0.8)	(1.0)	(2.5)	(2.8)
Foreign exchange and other gains	0.5	—	1.5	2.6
Interest and amortization expenses	(7.2)	(9.6)	(22.4)	(28.7)
Income tax expense	(0.5)	(0.5)	(1.9)	(1.2)
Net Income	33.9	25.0	67.9	76.5
Income attributable to noncontrolling interest	—	—	(0.1)	(0.1)
Dividends on preference shares	(6.1)	(3.1)	(18.3)	(9.3)
Net income attributable to Maiden common shareholders	$27.8	$21.9	$49.5	$67.1
Ratios
Net loss and loss adjustment expense ratio*	67.2%	66.8%	66.6%	67.0%
Commission and other acquisition expense ratio**	27.9%	28.2%	28.4%	27.6%
General and administrative expense ratio***	2.7%	2.6%	2.8%	3.0%
Expense ratio****	30.6%	30.8%	31.2%	30.6%
Combined ratio*****	97.8%	97.6%	97.8%	97.6%

*	Calculated by dividing net loss and loss adjustment expenses by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Net Income

Net income for the three and nine months ended September 30, 2014 was $33.9 million and $67.9 million compared to net income of $25.0 million and $76.5 million for the same periods in 2013, respectively.

Net income declined for the nine months ended September 30, 2014 compared to the same period in 2013 due to the redemption of the Company's junior subordinated debt in the first quarter of 2014 which resulted in the Company recording a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issue discount and write off of issuance costs associated with the junior subordinated debt.

Excluding this non-recurring, non-cash charge, net income increased by 35.5% and 25.7% for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively, due primarily to improvements in underwriting income, strongly improved investment income and reduced interest expense.

Underwriting income improved for both the three and nine months ended September 30, 2014 due to a combination of continued premium growth from both of our reportable segments and a stable combined ratio on our AmTrust Reinsurance segment. However, these improvements were slightly offset by a marginally higher combined ratio in our Diversified Reinsurance segment. The improvement in investment income reflects the 19.7% and 18.6% increase in average invested assets, along with an improvement in our overall portfolio yields, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively.

The following is a summary of the results of our operations for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively:

Net Premiums Written

Net premiums written increased by $142.1 million, or 30.7%, and $205.9 million, or 12.5%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The increase in net premiums written was primarily the result of strong growth in business written in both the AmTrust Reinsurance and the Diversified Reinsurance segments.The tables below compare net premiums written by our reportable segments, reconciled to the total net premiums written, for the three and nine months ended September 30, 2014 and 2013, respectively:

For the Three Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$219.6	36.3%	$187.9	40.6%	$31.7	16.9%
AmTrust Reinsurance	385.9	63.7%	259.6	56.0%	126.3	48.6%
Total - reportable segments	605.5	100.0%	447.5	96.6%	158.0	35.3%
Other	—	—%	15.9	3.4%	(15.9)	(100.0)%
Total	$605.5	100.0%	$463.4	100.0%	$142.1	30.7%

For the Nine Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$681.7	36.7%	$589.6	35.7%	$92.1	15.6%
AmTrust Reinsurance	1,177.0	63.4%	895.0	54.3%	282.0	31.5%
Total - reportable segments	1,858.7	100.1%	1,484.6	90.0%	374.1	25.2%
Other	(2.4)	(0.1)%	165.8	10.0%	(168.2)	(101.4)%
Total	$1,856.3	100.0%	$1,650.4	100.0%	$205.9	12.5%

The increase in net premiums written in our AmTrust Reinsurance segment for the three and nine months ended September 30, 2014, compared to the same periods in 2013 reflects AmTrust's continued expansion through ongoing organic growth and improved rate levels, particularly in its U.S. workers' compensation business. Net premiums written in our Diversified Reinsurance segment increased by $31.7 million, or 16.9%, and $92.1 million, or 15.6%, during the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively, primarily due to growth in the business written by Maiden US.

Net Premiums Earned

Net premiums earned increased by $84.3 million, or 16.6%, and $133.8 million, or 8.9%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The increase in net premiums earned was primarily the result of strong growth in business written in the AmTrust Reinsurance segment and also continued growth in the earned premiums in the Diversified Reinsurance segment.

The tables below compare net premiums earned by our reportable segments, reconciled to the total net premiums earned, for the three and nine months ended September 30, 2014 and 2013, respectively:

For the Three Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$233.0	39.3%	$198.3	39.1%	$34.7	17.5%
AmTrust Reinsurance	359.1	60.6%	243.4	47.9%	115.7	47.5%
Total - reportable segments	592.1	99.9%	441.7	87.0%	150.4	34.0%
Other	0.3	0.1%	66.4	13.0%	(66.1)	(99.5)%
Total	$592.4	100.0%	$508.1	100.0%	$84.3	16.6%

For the Nine Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$635.3	38.7%	$565.1	37.4%	$70.2	12.4%
AmTrust Reinsurance	988.9	60.1%	725.1	48.1%	263.8	36.4%
Total - reportable segments	1,624.2	98.8%	1,290.2	85.5%	334.0	25.9%
Other	19.4	1.2%	219.6	14.5%	(200.2)	(91.2)%
Total	$1,643.6	100.0%	$1,509.8	100.0%	$133.8	8.9%

The increase in net premiums earned in the AmTrust Reinsurance segment, for the three and nine months ended September 30, 2014, compared to the same periods in 2013 reflects AmTrust's continued expansion through ongoing organic growth and improved rate levels, particularly in its U.S. workers' compensation business. Net premiums earned in our Diversified Reinsurance segment increased by $34.7 million, or 17.5%, and $70.2 million, or 12.4%, during the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The growth in the U.S. is due to both new accounts and organic growth from certain existing Maiden US accounts.

Other Insurance Revenue

Other Insurance Revenue - Other insurance revenue represents fee business that is not directly associated with premiums revenue assumed by the Company. See "Results of Operations- Diversified Reinsurance Segment" on page 50 for further information.

Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings

Net Investment Income - Net investment income increased by $6.2 million, or 27.0%, and $19.4 million, or 29.5%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The following table details the Company's average invested assets and average book yield for the three and nine months ended September 30, 2014 compared to the same period in 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Average invested assets(1)	$3,819.4	$3,189.9	$3,699.6	$3,118.7
Average book yield(2)	3.1%	2.8%	3.1%	2.8%

(1)The average of the sum of the Company's investments, cash and cash equivalents, restricted cash, loan to related party and due to broker as of each quarter during the year.
(2) Ratio of net investment income over average invested assets, at fair value.

The increase in net investment income for the three and nine months ended September 30, 2014 compared to the same periods in 2013 is the result of the growth in average invested assets of 19.7% and 18.6% respectively, combined with improvement on our overall portfolio yields, for both the three and nine months ended September 30, 2014. The growth in average invested assets during this period compared to the same period in 2013 is the result of: 1) our continued profitable growth; 2) strong positive cash flow from operations during the period reported; and 3) the net proceeds from the Preference Shares - Series B offering.

Despite the continuing effects of historically low interest rates, the improvement in investment income in the three and nine months ended September 30, 2014 compared to the same periods in 2013 is primarily due to: 1) the aforementioned growth in invested assets; and 2) lower paydowns on the Company's U.S. government agency mortgage-backed securities ("MBS") portfolio, resulting in reduced amortization expense for those MBS securities purchased at a premium.

Net Realized Gains on Investment - Net realized gains on investment were $0.3 million and $1.0 million for the three and nine months ended September 30, 2014, compared to $0.5 million and $3.7 million for the same periods in 2013, respectively. See "Liquidity and Capital Resources - Investments" on page 56 for further information.

Net Impairment Losses Recognized in Earnings - The Company recognized $1.2 million of other than temporary impairment ("OTTI") for the three and nine months ended September 30, 2014 compared to $0 for the same periods in 2013, respectively. Following the quarterly review of its available-for-sale investments to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary, at September 30, 2014, the Company determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expenses increased by $58.2 million, or 17.0%, and $82.4 million, or 8.1%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The net loss and loss adjustment expense ratios were 67.2% and 66.6% for the three and nine months ended September 30, 2014 compared to 66.8% and 67.0% for the same periods in 2013, respectively. The increase in net loss and loss adjustment expense reflects the continued growth of the business in our reportable segments.

The overall decrease in the net loss and loss adjustment expense ratios for the nine months ended September 30, 2014 primarily came from the AmTrust Reinsurance segment as the segment's mix of business has continued to change.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $22.0 million, or 15.3%, and $49.6 million, or 11.8%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The commission and other acquisition expense ratio decreased to 27.9% for the three months ended September 30, 2014 and increased to 28.4% for the nine months ended September 30, 2014 compared to 28.2% and 27.6% for the same periods in 2013, respectively. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) continued growth and ongoing changes in the mix of business in the AmTrust Reinsurance segment; and (2) the impact of a higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$10.5	$10.4	$33.4	$33.7
General and administrative expenses – corporate	5.0	2.9	12.4	10.5
Total general and administrative expenses	$15.5	$13.3	$45.8	$44.2
General and administrative expense ratio	2.7%	2.6%	2.8%	3.0%

Total general and administrative expenses increased by $2.2 million, or 17.2%, and $1.6 million, or 3.8%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. Corporate general and administrative expenses increased by $2.1 million and $1.9 million for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively, primarily due to an increase in employee compensation expenses, with the decrease in the general and administrative expense ratio for the nine months ended September 30, 2014 reflecting the continuing growth of larger quota share accounts which enable the Company to operate more efficiently.

Interest and Amortization Expenses

 The interest and amortization expenses for the three and nine months ended September 30, 2014 and 2013 consist of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Junior subordinated debt	$—	$5.4	$0.8	$16.0
Senior notes	7.2	4.2	21.6	12.7
Total	$7.2	$9.6	$22.4	$28.7

The decrease in interest and amortization expenses for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was the result of the redemption of the outstanding junior subordinated debt on January 15, 2014, which had an effective interest rate of 16.95% and replacing it with the 2013 Senior Notes, which have an effective interest rate of 8.04%. The Company used the proceeds from the 2013 Senior Notes, along with cash on hand, to redeem the junior subordinated debt on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% and 8.42% for the three and nine months ended September 30, 2014 compared to 11.47% for both periods in 2013, respectively.

Accelerated amortization of junior subordinated debt discount and issuance cost

The accelerated amortization of junior subordinated debt discount and issuance cost for the three and nine months ended September 30, 2014 and 2013 is as follows:

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

Income Tax Expense

The Company recorded a current income tax expense of $0.2 million and $1.0 million for the three and nine months ended September 30, 2014 compared to a current income tax expense of $0.2 million and $0.6 million for the same periods in 2013, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of current income tax was 0.6% and 1.5% for the three and nine months ended September 30, 2014, compared to 0.5% and 0.8% for the same periods in 2013, respectively.

The increase in the overall effective rate of income tax for the nine months ended September 30, 2014 is due to the impact of the non-recurring, non-cash charge for the accelerated amortization of original issue discount and write off of issuance costs associated with the junior subordinated debt which reduced net income for the nine months ended September 30, 2014 from $96.1 million to $67.9 million. Excluding this non-recurring, non-cash charge, the effective rate of current income tax for the nine months ended September 30, 2014 would be 1.0%.

Dividends on Preference Shares

The Company has declared and paid Preference Shares dividends as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Preference shares - Series A	$3.1	$3.1	$9.3	$9.3
Preference shares - Series B	3.0	—	9.0	—
Total	$6.1	$3.1	$18.3	$9.3

Underwriting Results by Reportable Segment

The results of operations for our reportable segments: Diversified Reinsurance and AmTrust Reinsurance are discussed below.

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance reportable segment for the three and nine months ended September 30, 2014 and 2013 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)		($ in Millions)
Net premiums written	$219.6	$187.9	$681.7	$589.6
Net premiums earned	$233.0	$198.3	$635.3	$565.1
Other insurance revenue	2.4	3.3	10.4	11.3
Net loss and loss adjustment expenses	(166.3)	(135.3)	(439.3)	(392.4)
Commission and other acquisition expenses	(56.9)	(52.6)	(164.9)	(141.7)
General and administrative expenses	(9.8)	(9.7)	(31.2)	(31.6)
Underwriting income	$2.4	$4.0	$10.3	$10.7
Ratios
Net loss and loss adjustment expense ratio	70.7%	67.1%	68.0%	68.1%
Commission and other acquisition expense ratio	24.2%	26.1%	25.5%	24.6%
General and administrative expense ratio	4.1%	4.8%	4.9%	5.4%
Expense ratio	28.3%	30.9%	30.4%	30.0%
Combined ratio	99.0%	98.0%	98.4%	98.1%

The combined ratio for the three and nine months ended September 30, 2014 increased to 99.0% and 98.4%, respectively, compared to 98.0% and 98.1% for the same periods in 2013 due to 1) elevated property loss activity from several Maiden US clients during the first half of 2014 and 2) due to a modest amount of reserve deterioration in commercial auto business during the third quarter 2014.

All prior periods have been reclassified to conform with the revised presentation of this reportable segment following the removal of our divested U.S. E&S business, as it no longer meets the aggregation criteria under the applicable guidance.

Premiums - Net premiums written increased by $31.7 million, or 16.9%, and $92.1 million, or 15.6%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The tables below illustrates net premiums written by line of business in this segment for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$37.0	16.8%	$29.0	15.4%	$8.0	27.4%
Casualty	149.1	67.9%	122.6	65.3%	26.5	21.6%
Accident and Health	7.1	3.2%	9.1	4.8%	(2.0)	(21.9)%
International	26.4	12.1%	27.2	14.5%	(0.8)	(2.7)%
Total Diversified Reinsurance	$219.6	100.0%	$187.9	100.0%	$31.7	16.9%

For the Nine Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$126.7	18.6%	$114.3	19.4%	$12.4	10.8%
Casualty	428.6	62.9%	359.8	61.0%	68.8	19.1%
Accident and Health	32.2	4.7%	31.7	5.4%	0.5	1.7%
International	94.2	13.8%	83.8	14.2%	10.4	12.3%
Total Diversified Reinsurance	$681.7	100.0%	$589.6	100.0%	$92.1	15.6%

The overall increase was primarily the result of business written by Maiden US experiencing an increase for the three and nine months ended September 30, 2014 of $31.2 million, or 19.5% and $79.0 million, or 15.7%, compared to the same periods in 2013, respectively. This increase in business written by Maiden US was due to both new accounts and organic growth from certain existing Maiden US accounts for the three and nine months ended September 30, 2014. Furthermore, there was a net increase of $0.5 million, or 1.7%, and $13.1 million, or 15.2%, in the business written by our non - U.S. entities due to organic growth, within the Diversified Reinsurance segment, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively.

Net premiums earned increased by $34.7 million, or 17.5%, and $70.2 million, or 12.4%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The following tables show net premiums earned by line of business in this segment for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$45.0	19.3%	$41.0	20.7%	$4.0	9.8%
Casualty	150.9	64.8%	126.1	63.6%	24.8	19.7%
Accident and Health	9.0	3.9%	9.0	4.5%	—	—%
International	28.1	12.0%	22.2	11.2%	5.9	26.5%
Total Diversified Reinsurance	$233.0	100.0%	$198.3	100.0%	$34.7	17.5%

For the Nine Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$128.5	20.2%	$108.6	19.2%	$19.9	18.3%
Casualty	398.1	62.7%	360.0	63.7%	38.1	10.6%
Accident and Health	29.3	4.6%	27.3	4.8%	2.0	7.0%
International	79.4	12.5%	69.2	12.3%	10.2	14.7%
Total Diversified Reinsurance	$635.3	100.0%	$565.1	100.0%	$70.2	12.4%

Within the Diversified Reinsurance reportable segment, the business underwritten by Maiden US experienced an increase in premiums earned for the three and nine months ended September 30, 2014 of $29.3 million, or 16.8%, and $70.4 million, or 14.7%, compared to the same periods in 2013, respectively. The growth in the Maiden US premium is due to both new accounts and organic growth from certain existing Maiden US accounts. Furthermore, the premiums earned from the business written by our non- U.S. entities reflected within the Casualty and International components of Diversified Reinsurance segment, increased by $5.4 million, or 22.1%, for the three months ended September 30, 2014 compared to the same period in 2013, however for the nine months ended September 30, 2014, the premiums earned for this component of the Diversified Reinsurance segment experienced a decrease of $0.3 million, or 0.4%, compared to the same period in 2013, following the non-renewal of certain accounts during 2013 and 2014.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, decreased by $0.9 million for both the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. Revenue from our German auto business represents 65.1% and 68.5% of other insurance revenue for the three and nine months ended September 30, 2014, compared to 64.5% and 67.8% for the same periods in 2013, respectively. Other insurance revenue from the German auto business decreased by $0.5 million, or 25.3% and $0.5 million or 6.4% for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. In addition, other insurance revenue earned by our remaining operations, decreased $0.4 million, or 27.0%, and $0.4 million, or 9.6%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively.

Net Loss and Loss Adjustment Expenses - Net loss and loss adjustment expenses increased by $31.0 million, or 22.9%, and $46.9 million, or 12.0%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. These increases reflect the growth of this reportable segment following the addition of new accounts during 2013 and 2014 combined with organic growth from certain existing Maiden US accounts. The following factors also contributed to the increase in losses: 1) elevated property loss activity from several Maiden US clients during the first half of 2014 and 2) a modest amount of reserve deterioration in commercial auto business during the third quarter 2014. Net loss and loss adjustment expense ratios were 70.7% and 68.0% for the three and nine months ended September 30, 2014 compared to 67.1% and 68.1% in the same periods in 2013, respectively.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $4.3 million, or 8.1%, and $23.2 million, or 16.3%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The increase during the three and nine months ended September 30, 2014 reflects the increase in premiums earned for these periods compared to the same periods in 2013, consistent with the reasons cited in the discussion of the change in earned premiums. This increase reflects the higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties for the three and nine months ended September 30, 2014 compared to 2013.

General and Administrative Expenses - General and administrative expenses increased by $0.1 million, or 1.3%, for the three months ended September 30, 2014 and decreased $0.4 million, or 1.4%, for the nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The general and administrative expense ratio was 4.1% and 4.9% for the three and nine months ended September 30, 2014 compared to 4.8% and 5.4% for the three and nine months ended September 30, 2013, respectively. The overall expense ratio (including commission and other acquisition expenses) was 28.3% and 30.4% and 30.9% and 30.0% for the three and nine months ended September 30, 2014 and 2013, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth, stable combined ratios and increased underwriting income for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. The combined ratio decreased slightly to 95.5% for the three months ended September 30, 2014, compared to 95.6% for the three months ended September 30, 2013 and remained flat at 95.6% for the nine months ended September 30, 2014 compared to the same period in 2013

The table below details the underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in Millions)
Net premiums written	$385.9	$259.6	$1,177.0	$895.0
Net premiums earned	$359.1	$243.4	$988.9	$725.1
Net loss and loss adjustment expenses	(233.2)	(160.4)	(645.4)	(478.7)
Commission and other acquisition expenses	(109.2)	(71.9)	(298.2)	(213.2)
General and administrative expenses	(0.5)	(0.5)	(1.6)	(1.5)
Underwriting income	$16.2	$10.6	$43.7	$31.7
Ratios
Net loss and loss adjustment expense ratio	64.9%	65.9%	65.3%	66.0%
Commission and other acquisition expense ratio	30.4%	29.5%	30.2%	29.4%
General and administrative expense ratio	0.2%	0.2%	0.1%	0.2%
Expense ratio	30.6%	29.7%	30.3%	29.6%
Combined ratio	95.5%	95.6%	95.6%	95.6%

Premiums - Net premiums written increased by $126.3 million, or 48.6%, and $282.0 million, or 31.5%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. This increase reflects the continued ongoing organic growth and improved rate levels, particularly in U.S. workers' compensation.

The tables below detail net premiums written by line of business in this segment for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$212.0	54.9%	$136.7	52.7%	$75.3	55.0%
Specialty Program	57.0	14.8%	41.7	16.0%	15.3	36.8%
Specialty Risk and Extended Warranty	116.9	30.3%	81.2	31.3%	35.7	44.0%
Total AmTrust Reinsurance	$385.9	100.0%	$259.6	100.0%	$126.3	48.6%

For the Nine Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$663.8	56.4%	$434.9	48.6%	$228.9	52.6%
Specialty Program	145.2	12.3%	115.3	12.9%	29.9	25.9%
Specialty Risk and Extended Warranty	368.0	31.3%	344.8	38.5%	23.2	6.7%
Total AmTrust Reinsurance	$1,177.0	100.0%	$895.0	100.0%	$282.0	31.5%

Net premiums earned increased by $115.7 million, or 47.5%, and $263.8 million, or 36.4%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The increase is primarily due to AmTrust's organic growth in U.S. workers' compensation for the three and nine months ended September 30, 2014 compared to the same periods in 2013.

The tables below detail net premiums earned by line of business for the three and nine months ended September 30, 2014 and 2013, respectively:

For the Three Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$202.2	56.3%	$130.5	53.6%	$71.7	54.9%
Specialty Program	40.6	11.3%	39.6	16.3%	1.0	2.5%
Specialty Risk and Extended Warranty	116.3	32.4%	73.3	30.1%	43.0	58.7%
Total AmTrust Reinsurance	$359.1	100.0%	$243.4	100.0%	$115.7	47.5%

For the Nine Months Ended September 30,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$537.8	54.4%	$350.3	48.3%	$187.5	53.5%
Specialty Program	118.5	12.0%	105.1	14.5%	13.4	12.7%
Specialty Risk and Extended Warranty	332.6	33.6%	269.7	37.2%	62.9	23.3%
Total AmTrust Reinsurance	$988.9	100.0%	$725.1	100.0%	$263.8	36.4%

Net Loss and Loss Adjustment Expenses - Net loss and loss expenses increased by $72.8 million, or 45.4%, and $166.7 million, or 34.8%, for the three and nine months ended September 30, 2014 compared to the same periods in 2013, respectively. Net loss and loss adjustment expense ratios were 64.9% and 65.3% for the three and nine months ended September 30, 2014, respectively, compared to 65.9% and 66.0% in the same periods in 2013, respectively. The loss ratio has improved as the segment's mix of business has continued to change, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $37.3 million, or 52.0%, and $85.0 million, or 39.9%, for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively. The commission and other acquisition expense ratio increased to 30.4% and 30.2% for the three and nine months ended September 30, 2014 compared to 29.5% and 29.4% for the same periods in 2013, respectively. The increase in the ratios reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same periods in 2013.

General and Administrative Expenses - General and administrative expenses remained flat at $0.5 million for the three months ended September 30, 2014 and increased slightly by $0.1 million for the nine months ended September 30, 2014, due to the growth in business, compared to the same periods in 2013, respectively. The overall expense ratio (including commission and other acquisition expenses) was 30.6% and 30.3% for the three and nine months ended September 30, 2014 compared to 29.7% and 29.6% for the three and nine months ended September 30, 2013, respectively, reflecting the changes in the commission and other acquisition expense ratio.

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

Our sources of funds primarily consist of premiums received (net of commissions), investment income, net proceeds from capital raising activities, which may include the issuance of debt, common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy. On January 15, 2014, we used the net proceeds from the 2013

Senior Notes, along with cash at hand, to redeem the outstanding junior subordinated debt. The table below summarizes the cash flows provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2014 and 2013:

For the Nine Months Ended September 30,	2014	2013
	($ in Millions)
Operating activities	$507.0	$359.3
Investing activities	(399.3)	(289.7)
Financing activities	(194.3)	(20.7)
Effect of exchange rate changes on foreign currency cash	(0.8)	0.8
Total (decrease) increase in cash and cash equivalents	$(87.4)	$49.7

Cash Flows from Operating Activities

Cash flows from operations for the nine months ended September 30, 2014 were $507.0 million compared to $359.3 million for the same period in 2013, a 41.1% increase. The Company's assets grew by $346.4 million, or 7.3%, as of September 30, 2014 compared to December 31, 2013. The increase in assets was largely due to the growth in premium written, primarily in our AmTrust Reinsurance segment during 2014. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the remainder of 2014 and 2015.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $399.3 million for the nine months ended September 30, 2014 compared to $289.7 million for the same period in 2013. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, fixed income markets have been volatile in 2014 and the Company has periodically maintained elevated levels of cash and cash equivalents to mitigate near-term volatility that may occur. These elevated cash levels may result in slower growth in investment income. For the nine months ended September 30, 2014, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $249.1 million. This outflow was increased further by the increase in restricted cash and cash equivalents of $143.5 million, net purchases of other investments of $5.9 million and movement in other assets of $0.8 million during the same period.

Cash Flows from Financing Activities

Cash flows used in financing activities were $194.3 million for the nine months ended September 30, 2014, compared to $20.7 million for the same period in 2013. The increase was largely attributable to the repurchase of the junior subordinated debt which was repurchased in January 2014 using the net proceeds from the 2013 Senior Notes issuance and cash on hand. The increase of $11.0 million in the cash outflow from dividends paid to common shareholder for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to the accelerated payment of the common share dividend announced in the fourth quarter of 2012, which resulted in no cash outflow for common shareholder dividends in the first quarter of 2013. Furthermore, cash outflow from dividends paid to preference shareholders increased by $9.0 million for the nine months ended September 30, 2014 compared to the same period in 2013 due to the issuance of the Preference Shares - Series B in October 2013. The cash flows from financing activities for the nine months ended September 30, 2014 and 2013 were as follows:

For the Nine Months Ended September 30,	2014	2013
	($ in Millions)
Cash flows from Financing Activities
Redemption of junior subordinated debt	$(152.5)	$—
Common share issuance	0.5	1.6
Dividends paid to Maiden common shareholders	(24.0)	(13.0)
Dividends paid to preference shareholders	(18.3)	(9.3)
Net cash used in financing activities	$(194.3)	$(20.7)

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 4, 2014.

As of September 30, 2014, total cash and cash equivalents and fixed maturity investments used as collateral were $2.8 billion compared to $2.2 billion as of December 31, 2013. This collateral represents 75.7% and 68.9% of our total fixed maturity investments and our restricted cash & cash equivalents as of September 30, 2014 and December 31, 2013, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated available-for-sale ("AFS"). The fair value of the Company's AFS fixed maturity investments increased by $288.3 million, or 9.1%, as of September 30, 2014 compared to December 31, 2013.

Due to declining interest rates, net unrealized gains on our AFS fixed maturity investments increased by $43.9 million during the nine months ended September 30, 2014 compared to December 31, 2013. This increase in net unrealized gains, combined with fixed maturity purchases of $599.4 million, was offset by the combined effect of: 1) paydowns from MBS securities; and 2) bond amortization and disposals, which totaled $355.0 million.

The increase in net unrealized gains on our AFS fixed maturity investments of $43.9 million is net of unrealized foreign exchange losses of $25.7 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our Euro-denominated investments, following the significant strengthening of the U.S. dollar versus the Euro during the nine months ended September 30, 2014. These declines were substantially offset by corresponding decreases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 62 for further information.

During the nine months ended September 30, 2014, the yield on the 10-year U.S. Treasury bond decreased by 52 basis points to 2.52%, as of September 30, 2014. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decline in interest rates during the year to date was due to conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties during the period. These conditions more than offset the continuing measures implemented by the U.S. Federal Reserve to further restrict its monetary policy and related liquidity measures.

As of September 30, 2014, we consider the levels of cash and cash equivalents we are holding to generally be within our targeted ranges. However, as interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our AFS fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. As of September 30, 2014 and December 31, 2013, these respective durations were as follows:

	September 30, 2014	December 31, 2013
Fixed maturities, available-for-sale and cash and cash equivalents	4.6	4.3
Reserve for loss and loss adjustment expenses	4.3	4.2

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of MBS.

As of September 30, 2014, the weighted average duration of our AFS fixed maturity investment portfolio was 5.0 years and there were approximately $78.2 million of net unrealized gains in the portfolio, compared to a duration of 4.6 years and net unrealized gains of $34.3 million in the portfolio as of December 31, 2013. During the nine months ended September 30, 2014, our MBS portfolio continued to experience a slow down in prepayments and combined with the purchase of $322.7 million in new corporate bonds at an average duration of 7.87 years, the duration of our AFS portfolio increased by 0.4 years at September 30, 2014 compared to December 31, 2013.

The aggregate amounts of our invested AFS assets by asset class and in total as of those dates, including the average yield and duration were as follows:

September 30, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$11.9	$0.4	$—	$12.3	2.4%	3.0 years
U.S. agency bonds – mortgage-backed	1,392.2	14.9	(23.5)	1,383.6	2.9%	4.5 years
U.S. agency bonds – other	7.2	0.9	—	8.1	5.0%	6.2 years
Non-U.S. government and supranational bonds	55.1	0.6	(1.1)	54.6	1.9%	3.3 years
Other mortgage-backed securities	52.6	1.4	—	54.0	3.5%	6.5 years
Corporate bonds	1,791.1	93.7	(12.3)	1,872.5	4.1%	5.2 years
Municipal bonds - other	62.1	3.2	—	65.3	4.2%	8.0 years
Total available-for-sale fixed maturities	3,372.2	115.1	(36.9)	3,450.4	3.6%	5.0 years
Other investments	10.7	0.7	—	11.4
Total investments	$3,382.9	$115.8	$(36.9)	$3,461.8

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
Available-for-sale fixed maturities	($ in Millions)
U.S. treasury bonds	$16.6	$0.6	$—	$17.2	2.6%	1.8 years
U.S. agency bonds – mortgage-backed	1,292.1	11.7	(41.1)	1,262.7	2.8%	4.4 years
U.S. agency bonds – other	7.2	0.9	—	8.1	5.0%	6.8 years
Non-U.S. government and supranational bonds	70.4	3.5	(0.7)	73.2	1.8%	2.6 years
Other mortgage-backed securities	33.6	—	(0.2)	33.4	3.4%	6.9 years
Corporate bonds	1,546.5	83.0	(22.8)	1,606.7	4.3%	5.0 years
Municipal bonds – auction rate	99.2	—	—	99.2	0.3%	0.0 years
Municipal bonds - other	62.2	0.9	(1.5)	61.6	4.2%	8.6 years
Total available-for-sale fixed maturities	3,127.8	100.6	(66.3)	3,162.1	3.5%	4.6 years
Other investments	4.5	0.6	—	5.1
Total investments	$3,132.3	$101.2	$(66.3)	$3,167.2

*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities (including amortization of premium or discount) by amortized cost and therefore does not include investment income earned on cash and cash equivalents or other short-term investments.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$23.1	0.7%	$88.6	2.8%
Due after one year through five years	562.1	16.3%	427.4	13.5%
Due after five years through ten years	1,351.4	39.2%	1,154.4	36.5%
Due after ten years	76.2	2.2%	195.6	6.2%
	2,012.8	58.4%	1,866.0	59.0%
U.S. agency bonds – mortgage-backed	1,383.6	40.1%	1,262.7	39.9%
Other mortgage-backed securities	54.0	1.5%	33.4	1.1%
Total AFS fixed maturities	$3,450.4	100.0%	$3,162.1	100.0%

At both September 30, 2014 and December 31, 2013, 98.2% of our fixed income portfolio consisted of investment grade securities, respectively. We define a security as being below investment grade if it has an S&P credit rating of BB+ or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$79.2	5.7%	$90.9	7.2%
FNMA – fixed rate	720.7	51.8%	695.4	54.7%
FNMA – variable rate	27.9	2.0%	34.5	2.7%
FHLMC – fixed rate	547.8	39.3%	432.2	34.0%
FHLMC – variable rate	8.0	0.6%	9.7	0.8%
Total RMBS	1,383.6	99.4%	1,262.7	99.4%
Total U.S. agency bonds - mortgage-backed	1,383.6	99.4%	1,262.7	99.4%
Non-MBS fixed rate U.S. agency bonds	8.1	0.6%	8.1	0.6%
Total U.S. agency bonds	$1,391.7	100.0%	$1,270.8	100.0%

The following tables provide a summary of changes in fair value associated with the Company's U.S. agency bonds – mortgage-backed portfolio for the three and nine months ended September 30, 2014 and 2013:

For the Three Months Ended September 30,	2014	2013
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,212.6	$1,218.5
Purchases	243.0	—
Sales and paydowns	(65.9)	(80.9)
Change in net unrealized (gains) losses – included in other comprehensive income	(5.4)	(4.8)
Amortization of bond premium and discount	(0.7)	(2.0)
Ending balance	$1,383.6	$1,130.8

For the Nine Months Ended September 30,	2014	2013
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,262.7	$992.2
Purchases	243.0	524.8
Sales and paydowns	(141.1)	(340.2)
Change in net unrealized (gains) losses – included in other comprehensive income	20.8	(37.1)
Amortization of bond premium and discount	(1.8)	(8.9)
Ending balance	$1,383.6	$1,130.8

Policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage backed securities market, had impacted the Company's MBS portfolio for several years through 2013. However, those conditions began abating during 2013, as interest rates began to rise and in December 2013, the U.S. Federal Reserve began to gradually reduce the amount of liquidity it is providing to credit markets, which has continued to date in 2014. During the three and nine months ended September 30, 2014, the Company experienced the lowest levels of paydowns and amortization of bond premium of its MBS portfolio since 2011, contributing to the improvement in investment income during those periods compared to 2013. These conditions may fluctuate, until such time that the interest rate environment gradually moves toward historical levels from those experienced during the last several years.

Our MBS portfolio represents 40.1% of our fixed maturity investments as of September 30, 2014. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings as of September 30, 2014 and December 31, 2013 are as follows:

	Ratings*
September 30, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	4.4%	3.3%	28.5%	8.2%	0.5%	$840.2	44.9%
Industrials	—%	3.1%	12.1%	29.4%	2.8%	888.4	47.4%
Utilities/Other	—%	—%	2.7%	5.0%	—%	143.9	7.7%
Total Corporate bonds	4.4%	6.4%	43.3%	42.6%	3.3%	$1,872.5	100.0%

	Ratings*
December 31, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	6.1%	4.6%	28.9%	10.7%	0.2%	$811.3	50.5%
Industrials	—%	2.7%	7.8%	28.0%	2.5%	659.3	41.0%
Utilities/Other	—%	—%	2.8%	4.9%	0.8%	136.1	8.5%
Total Corporate bonds	6.1%	7.3%	39.5%	43.6%	3.5%	$1,606.7	100.0%
*Ratings as assigned by S&P

During the three and nine months ended September 30, 2014, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio. We also reduced our exposure to corporate bonds in the Financial Institutions sector, as those securities may be more sensitive to rising interest rates.

The Company’s 10 largest corporate holdings, 82.6% of which are in the Financial Institutions sector, as of September 30, 2014 are as follows:

September 30, 2014	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$40.1	1.1%	A-
Citigroup FLT, Due 06/09/2016 (1)	26.8	0.8%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	25.5	0.7%	AAA
BNP Paribas, 5.0% Due 01/15/2021	21.2	0.6%	A+
Electricite De France, 4.625 % Due 9/11/2024	20.7	0.6%	A+
Vale Overseas Ltd, 4.375% Due 01/11/2022	20.2	0.6%	A-
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.2	0.6%	A
Rabobank Nederland, 3.875% Due 02/08/2022	20.1	0.6%	AA-
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.6%	A
Bear Stearns FLT, Due 11/21/2016 (1)	20.0	0.6%	A
Total	$234.8	6.8%
* Ratings as assigned by S&P
(1) Securities with the notation FLT are floating rate securities.

As of September 30, 2014 and December 31, 2013, 10.6% and 15.5%, respectively, of our corporate securities were floating rate securities all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and allow us to take advantage of any unanticipated increases in interest rates which may occur.

To the extent that the Company's operating subsidiaries invest in fixed maturities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax status of those securities.

As of September 30, 2014 and December 31, 2013, we own the following securities not denominated in U.S. dollars:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$311.2	85.1%	$230.3	75.9%
Non-U.S. government and supranational bonds	54.5	14.9%	73.2	24.1%
Total Non-U.S. dollar AFS fixed maturities	$365.7	100.0%	$303.5	100.0%

These fixed maturities were invested in the following currencies:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$302.0	82.6%	$249.1	82.1%
British Pound	47.5	13.0%	33.6	11.1%
Swedish Krona	7.6	2.1%	10.6	3.5%
Australian Dollar	6.8	1.9%	7.7	2.5%
All other	1.8	0.4%	2.5	0.8%
Total Non-U.S. dollar AFS fixed maturities	$365.7	100.0%	$303.5	100.0%

The continued increase in securities not denominated in U.S. dollars was primarily due to the investment of the net receipts from our Euro denominated underwriting activity.

We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain as of September 30, 2014 and December 31, 2013. At both September 30, 2014 and December 31, 2013, 100.0% of the Company's non-U.S. government issuers were rated A+ or higher by S&P. The five largest non-U.S. government and supranational issuers held by the Company as of September 30, 2014 and December 31, 2013 are:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
State of Israel	$12.5	22.9%	$6.0	8.1%
European Financial Stability Facility	11.8	21.7%	12.4	17.0%
Germany	9.1	16.7%	18.1	24.7%
United Kingdom	7.3	13.4%	14.5	19.9%
European Investment Bank	6.7	12.2%	11.1	15.2%
All other	7.1	13.1%	11.1	15.1%
Total non-U.S. government and supranational bonds	$54.5	100.0%	$73.2	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	September 30, 2014		December 31, 2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$64.5	20.7%	$63.8	27.7%
AA+, AA, AA-	21.1	6.8%	10.2	4.5%
A+, A, A-	152.8	49.1%	103.8	45.0%
BBB+, BBB, BBB-	71.4	22.9%	51.0	22.0%
BB+ or lower	1.4	0.5%	1.5	0.8%
Total non-U.S. dollar denominated corporate bonds	$311.2	100.0%	$230.3	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government, supranational or corporate bonds

Other Changes in Financial Position

The following summarizes other changes in the financial position of the Company as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$516.4	$560.1	$(43.7)	(7.8)%
Reinsurance recoverable on unpaid losses	82.2	84.0	(1.8)	(2.2)%
Deferred commission and other acquisition expenses	369.1	304.9	64.2	21.1%
Reserve for loss and loss adjustment expenses	2,157.2	1,957.8	199.4	10.2%
Unearned premiums	1,231.4	1,034.8	196.6	19.0%

At September 30, 2014, consistent with the continued growth of the Company, deferred acquisition costs, reserve for loss and loss adjustment expenses and unearned premium balances increased. In particular due to the strong premium written growth experienced during the nine months ended September 30, 2014 in the AmTrust Reinsurance segment. Reinsurance balances receivable, net decreased by $43.7 million primarily due to the reduction in the outstanding receivable balances in the AmTrust Reinsurance segment.

Capital Resources

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,573.6 million at September 30, 2014, a $36.6 million, or 2.3%, net decrease from December 31, 2013. Increases in shareholders' equity during 2014 were offset by repayment of our junior subordinated debt during the year. The following table shows the movement in total capital resources as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	898.6	808.8	89.8	11.1%
Total Maiden shareholders' equity	1,213.6	1,123.8	89.8	8.0%
Senior Notes	360.0	360.0	—	—%
Junior Subordinated Debt	—	126.4	(126.4)	(100.0)%
Total capital resources	$1,573.6	$1,610.2	$(36.6)	(2.3)%

The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Maiden shareholders' equity at September 30, 2014 increased by $89.8 million, or 8.0%, compared to December 31, 2013 primarily due to:

•	increase due to net income of $67.9 million. See "Results of Operations - Net Income" on page 46 for a discussion of the Company’s net income for the nine months ended September 30, 2014;

•
increase in AOCI following improvements in market values of our fixed maturity securities resulting in a net unrealized gain of $43.9 million. This net unrealized gain is net of unrealized foreign exchange losses of $25.7 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our Euro investments, following the significant strengthening of the U.S. dollar versus the Euro during the nine months ended September 30, 2014. These declines were substantially offset by a corresponding decrease of $17.4 million in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI.;

•	increase in additional paid in capital of $2.9 million resulting from share based compensation transactions; and

•	decrease of $42.3 million related to dividend payments on the Company’s common and preferred shares.

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.

Indebtedness
The decrease of $126.4 million was entirely due to the redemption of the junior subordinated debt on January 15, 2014 by the Company's wholly owned U.S. holding company Maiden NA, utilizing the proceeds from the issuance of the 2013 Senior Notes and cash on hand. There were no further changes in the Company’s indebtedness at September 30, 2014 compared to December 31, 2013 and the Company did not enter into any short-term borrowing arrangements during the three and nine months ended September 30, 2014. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the Company’s indebtedness.

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

Financial Strength Ratings

On May 30, 2014, A.M. Best Company revised its outlook of our principal operating subsidiaries to positive from stable and affirmed the financial strength rating of A- (Excellent). There are no further changes from the the "Financial Strength Ratings" as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. As of September 30, 2014, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the Euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At September 30, 2014, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income (unaudited). Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in accumulated other comprehensive income.

Net foreign exchange gains were $0.6 million and $1.6 million for the three and nine months ended September 30, 2014, compared to net foreign exchange losses of $24 thousand and net foreign exchange gains of $1.3 million during the same periods in 2013, respectively.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for loss and loss adjustment expenses. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for loss and loss adjustment expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently issued accounting pronouncements not yet adopted.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that we will incur losses on our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates; changes in credit quality of issuers of investment securities and reinsurers; and foreign currency risk.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2014, we had AFS fixed maturity securities with a fair value of $3.5 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities as of September 30, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity as of September 30, 2014:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,127.7	$(322.7)	(26.6)%
100 basis point increase	3,282.8	(167.6)	(13.8)%
No change	3,450.4	—	—%
100 basis point decrease	3,626.7	176.3	14.5%
200 basis point decrease	3,803.2	352.8	29.1%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR which would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures as of September 30, 2014 have not changed materially compared to December 31, 2013.

The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Ratings*
AA+ or better	48.3%	50.5%
AA, AA-, A+, A, A-	26.8%	25.6%
BBB+, BBB, BBB-	23.1%	22.1%
BB+ or lower	1.8%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level.

At September 30, 2014, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on page 56), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.1% and 6.8% of the Company’s total fixed income securities fair value, respectively.

The Company is exposed to credit risk for business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed on March 4, 2014, respectively, for detailed information on three brokers that accounted for approximately 29.2% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2013.

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda. Reinsurance balances receivable from the Company’s clients at September 30, 2014 were $516.4 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2014.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $82.2 million at September 30, 2014 compared to $84.0 million at the end of December 31, 2013. Of these reinsurance recoverables, as of September 30, 2014, $45.3 million, or 55.2%, compared to $49.8 million, or 59.2%, as of December 31, 2013 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's reinsurance counterparties as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
A or better	91.1%	90.2%
A-	5.5%	7.5%
B++ or lower	3.4%	2.3%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the nine months ended September 30, 2014, $204.5 million, or 11.0%, of our net premiums written and $249.1 million, or 11.6%, of our reserve for loss and loss adjustment expenses were transacted in Euros.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013 for a general overview on the uncertain economic issues relating to the Euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2014, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the Euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $6.0 million and $12.0 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the Trust Preferred Securities Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect it to conclude in the first half of 2015. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

MAIDEN HOLDINGS, LTD.
By:
November 10, 2014		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer