Form 10-K
period 2014-12-31
Maiden Holdings, Ltd.
filed 2015-03-13
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $633.1 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date.
As of March 3, 2015, 73,092,169 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on April 28, 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MAIDEN HOLDINGS, LTD.

i

PART I

Special Note About Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results and the assumptions upon which those statements are based are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include general statements both with respect to us and the insurance industry and generally are identified with the words "anticipate", "believe", "expect", "predict", "estimate", "intend", "plan", "project", "seek", "potential", "possible", "could", "might", "may", "should", "will", "would", "will be", "will continue", "will likely result" and similar expressions. In light of the risks and uncertainties inherent in all forward-looking statements, the inclusion of such statements in this Annual Report on Form 10-K should not be considered as a representation by us or any other person that our objectives or plans or other matters described in any forward-looking statement will be achieved. These statements are based on current plans, estimates, assumptions and expectations. Actual results may differ materially from those projected in such forward-looking statements and therefore, you should not place undue reliance on them. Important factors that could cause actual results to differ materially from those in such forward-looking statements are set forth in Item 1A "Risk Factors" in this Annual Report on Form 10-K.

We caution that the list of important risk factors is not intended to be and is not exhaustive. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law, and all subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. If one or more risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from what we projected. Any forward-looking statements in this Annual Report on Form 10-K reflect our current view with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth, strategy and liquidity. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only as of the dates of the documents in which such statements were made.

References in this Annual Report on Form 10-K to the terms "we","us","our","the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Annual Report on Form 10-K to the term "Maiden Holdings" or "Maiden" means Maiden Holdings, Ltd. only. References in this Annual Report on Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States, Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing and risk management by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated "A-" (Excellent) with a positive outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a negative outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD."

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda", formerly known as Maiden Insurance Company Ltd.) and Maiden Reinsurance North America, Inc. ("Maiden US", formerly known as Maiden Reinsurance Company) and have operations in Bermuda, the United States ("U.S."), Europe and select other global markets. Maiden Bermuda does not underwrite any primary insurance business. Internationally, we provide insurance sales and distribution services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through insurer partners to retail clients in the European Union ("EU") and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF").

Since our founding in 2007, we have entered into a series of strategic transactions that have significantly transformed the scope and scale of our business while keeping our low volatility, non-catastrophe oriented risk profile intact. These transactions have increased our gross premiums written to an amount in excess of $2.5 billion. These strategic transactions include the following:

•
Entering into a quota share reinsurance agreement (the "Reinsurance Agreement" or "AmTrust Quota Share") with a Bermuda subsidiary of AmTrust Financial Services, Inc. ("AmTrust"), AmTrust International Insurance, Ltd. ("AII"), in 2007 and a quota share reinsurance agreement (the "European Hospital Liability Quota Share") with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL") in 2011;

•	Acquiring the reinsurance operations of GMAC Insurance (the "GMAC Acquisition") in 2008 and the GMAC International Insurance Services (the "IIS Acquisition") in 2010;

•
Entering into a quota share reinsurance agreement with a subsidiary of National General Holdings Corporation ("NGHC") in 2010 (the "NGHC Quota Share"). The Company and NGHC mutually agreed, effective August 1, 2013, to terminate this agreement on a run-off basis, which means that Maiden Bermuda remains liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013, until those policies expire; and

•
Substantially reducing our net exposure to natural hazard events by selling, on May 1, 2013, the primary insurance business written on a surplus lines basis by Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, to Brit Insurance ("Brit"). Maiden Specialty provided non-catastrophe inland marine and property coverages. At December 31, 2014, a limited number of policies in-force as of April 30, 2013 remain in run-off.

We have also entered into a series of capital transactions that have enabled us to strongly support our growing reinsurance operations while significantly enhancing our capital position to approximately $1.6 billion at December 31, 2014 and lowering our cost of capital. These capital transactions include:

•
Private placement of Trust Preferred Securities (the "TRUPS Offering"), the proceeds from which were used to finance the issuance of subordinated debenture (the "Junior Subordinated Debt") resulting in gross proceeds of $260.1 million in January 2009. The net proceeds of this transaction were used as working capital for Maiden US and Maiden Specialty in conjunction with the GMAC Acquisition. The outstanding Junior Subordinated Debt was fully repurchased on January 15, 2014;

•
Public debt offering of $107.5 million in June 2011 ("2011 Senior Notes") and repurchasing a like amount of our Junior Subordinated Debt in July 2011. The 2011 Senior Notes trade on the New York Stock Exchange ("NYSE") under the symbol "MHNA";

•
Public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The 2012 Senior Notes trade on NYSE under the symbol "MHNB." The net proceeds of $96.6 million were used for working capital and general corporate purposes;

•
Public offering of $150.0 million Preference Shares - Series A ("Preference Shares - Series A") in August 2012. The Company received net proceeds of $145.0 million from the offering. The Preference Shares - Series A trade on NYSE under the symbol "MHPRA." The net proceeds from the offering were used for continued support and development of our reinsurance business and for other general corporate purposes;

•
Public offering of $165.0 million Mandatory Convertible Preference Shares - Series B ("Preference Shares - Series B") in October 2013. The Preference Shares - Series B trade on NASDAQ under the symbol "MHLDO". We received net proceeds of $159.7 million from the offering. The net proceeds from the offering were used for general corporate purposes, primarily to support the continuing growth of our reinsurance operations (the Preference Shares - Series A and Preference Shares - Series B may collectively be referred to as the "Preference Shares"); and

•
Public debt offering of $152.5 million in November 2013 ("2013 Senior Notes"). The 2013 Senior Notes trade on NYSE under the symbol "MHNC." The net proceeds of $147.4 million, as well as cash on hand, were used to repurchase all of the remaining portion of the Company's outstanding Junior Subordinated Debt, with a face value of $152.5 million, on January 15, 2014, which substantially lowered our cost of capital.

The 2011 Senior Notes, 2012 Senior Notes and 2013 Senior Notes may also collectively be referred to as the "Senior Note Offerings."

These transactions, along with other unusual or non-recurring events, should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

Business Strategy

Our goal is to leverage the competitive strengths of our organization and capital structure to generate stable long term operating returns on common equity in excess of 15%. We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance products and services to regional and specialty insurance companies. To achieve this goal, we have adopted the following strategies:

•
Dedication to Predictable and Stable Results — we execute this strategy in two ways: (1) focusing on traditional, lower volatility lines of business that are more predictable and thus, produce more stable long-term operating results and require less capital to achieve those results; and (2) placing emphasis on working layer and pro rata reinsurance participations where data is more abundant and results are more predictable;

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

To date, despite achieving operating returns on common equity generally in excess of our industry peers, we have not yet attained our targeted returns. Principally impacting our ability to achieve our targeted returns were: (1) higher cost of capital as a result of the 14% Junior Subordinated Debt; (2) lower investment yields brought about by difficult investment conditions; and (3) marginally higher than targeted combined ratios. On January 15, 2014, the Company repurchased the remainder of the outstanding Junior Subordinated Debt, which has substantially lowered our cost of capital. With these measures, as well as other underwriting initiatives, we believe that we can make substantial progress toward our long term operating return on common equity target during the next 12 to 24 months.

Our future results, and our ability to generate our targeted return on capital, may be additionally impacted by risks and trends set forth in Item 1A, "Risk Factors", and elsewhere in this Annual Report on Form 10-K.

Our Principal Operating Subsidiaries

Maiden Bermuda, a wholly owned subsidiary of Maiden Holdings, is a registered Class 3B Bermuda reinsurance company that began operations in June 2007. Senior management and all of the staff of Maiden Bermuda operate from and are based in our Bermuda headquarters.

Maiden Holdings North America, Ltd. ("Maiden NA") is our wholly owned U.S. holding company and is domiciled in the state of Delaware. Maiden US, a wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri. Maiden Re Insurance Services, LLC ("Maiden Re"), a wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January 2008. Maiden Re operates as a managing general agent and underwriter for Maiden US.

Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as a reinsurance services and holding company. Maiden Global is organized under the laws of England and Wales. Opel Händler VersicherungsService GmbH ("OVS"), organized under the laws of Germany, operates as an insurance producer in Germany and is a 90% owned indirect subsidiary of Maiden Global.

Maiden LF, a wholly owned subsidiary of Maiden Holdings, is a life insurer organized under the laws of Sweden and writes credit life insurance on a primary basis in support of Maiden Global’s business development efforts.

Our Reportable Segments

Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance (previously titled AmTrust Quota Share Reinsurance).

Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily in the U.S. and Europe. This segment includes the underwriting portfolio of assumed reinsurance business purchased in the GMAC Acquisition and the IIS Acquisition. The business associated with the GMAC Acquisition is primarily underwritten by Maiden US. The business associated with the IIS Acquisition is underwritten by Maiden Bermuda, with the exception of certain credit life policies written by Maiden LF, which are not material to the overall results of the segment.

Our AmTrust Reinsurance segment includes all business ceded to Maiden Bermuda from AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.

During the year ended December 31, 2014, the Company revised the structure of its reportable segments following a review that concluded that its former NGHC Quota Share segment, which is currently in run-off, no longer meets the reportable segment criteria under accounting principles generally accepted in the United States ("U.S. GAAP"). As a result, the Company determined that NGHC Quota Share no longer requires separate disclosure as a reportable segment. Furthermore, it was concluded that the remnants of our U.S. excess & surplus ("E&S") business, which is also in run-off, no longer meets the same reporting criteria and therefore, is no longer aggregated with the other operating segments of the Diversified Reinsurance reportable segment. Due to these revisions, the results of operations of the former NGHC Quota Share segment and the remnants of the E&S business have been included in the "Other" category, and all prior periods presented herein have been reclassified to conform with the current year presentation.

Financial data relating to our two segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The tables below compare net premiums written and earned, by reportable segment, reconciled to the total net premiums written and earned, for the years ended December 31, 2014, 2013 and 2012:

For the Year Ended December 31,	2014		2013		2012
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$850.0	34.6%	$763.4	36.4%	$745.7	39.2%
AmTrust Reinsurance	1,610.5	65.5%	1,169.9	55.8%	840.3	44.2%
Total - reportable segments	2,460.5	100.1%	1,933.3	92.2%	1,586.0	83.4%
Other	(2.4)	(0.1)%	163.0	7.8%	315.3	16.6%
Total	$2,458.1	100.0%	$2,096.3	100.0%	$1,901.3	100.0%

For the Year Ended December 31,	2014		2013		2012
	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$854.0	37.9%	$753.2	37.6%	$775.2	43.0%
AmTrust Reinsurance	1,378.3	61.2%	988.9	49.4%	727.8	40.3%
Total - reportable segments	2,232.3	99.1%	1,742.1	87.0%	1,503.0	83.3%
Other	19.4	0.9%	258.8	13.0%	300.8	16.7%
Total	$2,251.7	100.0%	$2,000.9	100.0%	$1,803.8	100.0%

The majority of our gross premiums written is generated by quota share reinsurance contracts. For the years ended December 31, 2014, 2013 and 2012, 88.2%, 83.1% and 82.0%, respectively, of our consolidated gross premiums written was derived from quota share reinsurance contracts. This significant concentration of quota share reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders.

Financial data relating to the geographical areas in which we operate and relating to our principal products may be found in "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

Diversified Reinsurance

General

Please refer to Item 1, "Business - Our Reportable Segments" for details on the structure of our Diversified Reinsurance segment.

The reinsurance written by Maiden US is primarily written through treaties with other insurers on a quota share, excess of loss basis or on a facultative basis, which are marketed through third-party intermediaries and on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US and Maiden LF through intercompany reinsurance arrangements.

The net premiums written under the Diversified Reinsurance segment by operating subsidiary of the Company, prior to intercompany reinsurance, for the years ended December 31, 2014, 2013 and 2012 were as follows:

For the Year Ended December 31,	2014		2013		2012
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Maiden US	$730.1	85.9%	$648.7	85.0%	$633.9	85.0%
Maiden Bermuda	112.2	13.2%	98.8	12.9%	102.9	13.8%
Maiden LF	8.5	1.0%	14.2	1.9%	9.4	1.3%
Maiden Specialty	(0.8)	(0.1)%	1.7	0.2%	(0.5)	(0.1)%
Total	$850.0	100.0%	$763.4	100.0%	$745.7	100.0%

A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. During 2014, the increase in the Maiden US business was primarily due to organic growth from certain existing accounts combined with the addition of some new customer accounts. This was partially offset by: 1) the non-renewal of several U.S. reinsurance contracts that no longer met Maiden US profitability criteria; and 2) the decision by certain Maiden US clients to retain more business in 2014.

Maiden US began operating in 1983 through Maiden Re (previously GMAC RE LLC or "GMAC RE"). Since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance with low limits of participation on both a treaty and facultative basis. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile U.S. casualty lines such as D&O and professional liability.

Over its history, the underwriting infrastructure and capabilities have been expanded to include an accident and health reinsurance portfolio and a specialty oriented facultative casualty reinsurance business. The most significant part of the portfolio is the regional and specialty oriented property and casualty treaty reinsurance business. We have recently enhanced our product offering by adding further automation to our Facultative platform and have added an Umbrella Liability product to offer to our core customers.

We employ sophisticated risk management, disciplined actuarially-based pricing and strong technical underwriting in developing and maintaining these portfolios. We use both proprietary and vendor developed technology systems to administer and manage the portfolio. The business has been carefully developed under the active management of multi-functional underwriting teams with performance accountability. The entire infrastructure of Maiden Re was acquired in the GMAC Acquisition and added to existing capabilities. We are using this infrastructure to continue to expand and develop our North American underwriting portfolio. Maiden US presently has 98 active treaty client relationships.

For most U.S. clients, Maiden US and Maiden Bermuda provide enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the trust accounts and the interest earned is ours. The balances are adjusted regularly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported ("IBNR") reserves. The clients can withdraw assets from the trusts under contractually limited circumstances. At December 31, 2014, we had cash and fixed maturity securities totaling $948.2 million in these trusts, which is part of the $3.1 billion restricted assets disclosed in Note 4. (e) Investments to our Consolidated Financial Statements.

The business associated with the IIS Acquisition ("IIS business") consists of quota share contracts, which are underwritten and reinsured by Maiden Bermuda, with the exception of business written through Maiden LF, which is underwritten on a primary basis. All of this business is marketed primarily through Maiden Global’s business development teams who partner with automobile manufacturers and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer. Typically the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEM's") programs that Maiden Global designs. Traditionally, security is provided to clients in the form of letters of credit for IIS business, however, for new international clients, Maiden Bermuda provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. At December 31, 2014, Maiden Bermuda had 12 active treaties associated with the IIS business. At December 31, 2014, we had cash and fixed maturity securities totaling $32.3 million in these trusts, which is part of the $3.1 billion restricted assets disclosed in Note 4. (e) Investments to our Consolidated Financial Statements.

Net premiums written for the IIS business were written in the following countries:

For the Year Ended December 31,	2014		2013		2012
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Germany	$46.4	40.2%	$47.0	43.2%	$45.9	43.9%
United Kingdom	19.7	17.1%	15.0	13.7%	11.9	11.4%
Mexico	10.9	9.5%	8.0	7.4%	7.4	7.1%
Australia	7.6	6.6%	7.0	6.4%	4.8	4.6%
Canada	6.4	5.6%	5.9	5.4%	2.1	2.0%
All other	24.4	21.0%	26.1	23.9%	32.5	31.0%
Total	$115.4	100.0%	$109.0	100.0%	$104.6	100.0%

The breakdown by line of business was as follows:

For the Year Ended December 31,	2014		2013		2012
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Personal Auto	$81.4	70.6%	$71.8	65.9%	$72.8	69.6%
Credit Life	34.0	29.4%	37.2	34.1%	31.8	30.4%
Total	$115.4	100.0%	$109.0	100.0%	$104.6	100.0%

Future distributions of premium by country and by line of business may vary from historical experience.

The Company, primarily through Maiden Global, also generates fee income when Maiden Global participates in transactions and collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by OVS in Germany and Austria through its point of sale producers in select OEM's dealerships, with other smaller fee income programs in place globally. We seek to expand these fee generating arrangements through the Maiden Global business development teams' contacts with automobile manufacturers globally.

For the years ended December 31, 2014, 2013 and 2012, the fee income was earned from our operations in the following locations:

For the Year Ended December 31,	2014		2013		2012
	Fee Income	% of Total	Fee Income	% of Total	Fee Income	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Germany	$8.8	66.0%	$9.1	64.3%	$9.3	71.9%
Russia	1.9	14.2%	2.8	19.9%	2.6	20.4%
Australia	0.9	7.0%	0.1	0.4%	0.1	0.6%
Other	1.8	12.8%	2.2	15.4%	0.9	7.1%
Total	$13.4	100.0%	$14.2	100.0%	$12.9	100.0%

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Most business is written as reinsurance, that is, insurance of other insurance companies. We offer reinsurance on both a quota share and excess of loss basis. Our primary focus is regional and specialty clients who rely on reinsurance for capital support and/or to reduce their risk. The majority of our clients are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive the insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times. We also utilize a partnership concept developed over Maiden Re's thirty year operating history to develop long-term customer relationships. This concept entails the offer to our clients of our expertise in underwriting, claims, actuarial, marketing and accounting, through tailored services which support their businesses and goals.

In our Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business such as professional liability, which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to clients that purchase other reinsurance from us.

We are primarily a lead reinsurer, meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We prefer to be the primary, if not sole, reinsurer for our clients. On IIS business, Maiden Bermuda is the only reinsurer on these contracts. Our handling of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred clients because we offer a secure product and an emphasis on client service. By maintaining significant relationships with clients, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.

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

AmTrust Reinsurance

General

AmTrust is our largest client and is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda. AmTrust’s principal operating subsidiaries are rated "A" (Excellent) with a stable outlook by A.M. Best, which rating is the third highest of 16 rating levels.

Our Founding Shareholders are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 53.9% of the outstanding voting shares of AmTrust.

Through our reinsurance agreements with AmTrust, we reinsure specific lines of business within the following AmTrust business segments:

•	Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other property and casualty insurance products;

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., United Kingdom ("U.K.") and certain other European countries, European Hospital Liability; and

•
Specialty program which includes package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies.

Reinsurance Agreement

Under our Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, effective July 1, 2007, we reinsure 40% of AmTrust’s written premium, net of commissions, in the case of AmTrust’s U.K. subsidiary, and net of reinsurance with unaffiliated reinsurers, relating to all lines of business that existed on the effective date. In addition, we also have the option to reinsure additional programs, in addition to the original lines of business entered into by AmTrust since the effective date of the Reinsurance Agreement. As AmTrust has expanded into new lines of business, we have selectively added some of those lines and opted not to participate in others. Consequently our share of AmTrust's overall gross premiums written has declined below 40% over time.

On March 7, 2013, the Company and AmTrust executed an amendment to the Reinsurance Agreement, which provides for the extension of the term of the Reinsurance Agreement to July 1, 2016. The amendment further provides that, effective January 1, 2013, AII will receive a ceding commission of 31% of ceded written premiums with respect to all Covered Business other than retail commercial package business, for which the ceding commission will remain 34.375%. Lastly, with regards to the Specialty Program portion of Covered Business only, AmTrust will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95% (the "AmTrust Loss Corridor"). For purposes of determining whether the loss ratio falls within the AmTrust Loss Corridor, workers' compensation business written in AmTrust's Specialty Program segment from July 1, 2007 through December 31, 2012 is excluded from the loss ratio calculation. Beginning on January 1, 2013, workers' compensation business written in AmTrust's Specialty Program segment is included in the loss ratio calculation. Above and below the defined corridor, the Company will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement. The Company believes that these contract revisions will help to maintain the stability of the overall performance for the Reinsurance Agreement.

European Hospital Liability Quota Share
On April 1, 2011, as amended on January 1, 2012, Maiden Bermuda entered into the European Hospital Liability Quota Share with AEL and AIUL, respectively, to cover those entities' medical liability business in Europe, in particular, Italy and France. Maiden Bermuda pays a ceding commission of 5.0% plus a profit share as defined in the agreement. The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter, unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. Effective January 1, 2012, the Company's maximum limit of liability is 40% of €10 million, previously 40% of €5 million, per original claim for any one original policy.

Risk Management

General

Central to the reinsurance business is the assumption and management of risk. Our risk management discipline therefore focuses on both quantitative and qualitative elements as the means to reduce volatility of shareholder returns through a balanced analysis and assessment of these elements. The quantitative aspect of our risk management practice focuses on understanding and controlling a broad array of risk parameters in order to achieve desired returns. Our business model further mitigates the risk inherent in our business by focusing on lines of business which are less volatile and thus, require less capital to support the exposures generated by those lines of business. The qualitative aspect of our risk management practice focuses on identifying and assessing risks, and taking the necessary steps to reduce or mitigate risks, or those risks that could threaten the achievement of our business objectives.

We believe that we have developed a strong risk management culture within Maiden through the establishment of various processes and controls which focus on our risk exposures. We are continually reviewing and enhancing these processes and developing additional processes that may be necessary to achieve our business strategies and objectives within our risk management practice. Specific risk management practices that have been or are being developed to meet our risk management goals include:

•Tracking expected portfolio volatility over time;

•Identifying risk mitigation opportunities and implementing them as appropriate;

•Understanding the capital required to support the underwriting portfolio and individual contracts;

•Monitoring and managing exposure by line of business and geographic concentration;

•Monitoring and limiting catastrophe aggregates and concentrations;

•Monitoring and limiting terrorism aggregates and concentrations;

•Monitoring and managing operational risks across the organization;

•Monitoring and managing the Company's exposure to cyber threats; and

•Identifying, monitoring and managing emerging risks as they develop.

Our Enterprise Risk Management ("ERM") Committee, which includes the Company’s executive management, focuses primarily on identifying risks and analyzing interdependencies and correlations among these risks, establishing appropriate risk parameters and tolerances, performing an ongoing risk assessments and continually reviewing factors that may impact our organizational risk and developing and implementing strategies and action plans to mitigate key risks. This risk governance structure is complemented by our internal audit department, which assesses the adequacy and effectiveness of our internal control systems and coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business. Our ERM is dynamic, with periodic updates being made to reflect organizational processes, as well as staying current with changes within our industry and the global economic environment.

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

Underwriting Risk Management

Internal underwriting controls are established by our underwriting executives who are the Chief Underwriting Officer of Maiden Bermuda and the President of Maiden US, working in close coordination with our Chief Executive Officer and our President of Maiden Bermuda. Underwriting authority is delegated to the managers in each business segment and to underwriters in accordance with prudent practice and an understanding of each underwriter’s capabilities. Our policy is to grant each underwriting team a specified limit, consistent with our operating guidelines. Our targeted performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•we will underwrite and accept only those risks we know and understand;

•we will perform our own independent pricing and risk review on all risks we accept; and

•	we will accept only those risks that are expected to earn a risk-adjusted return on capital commensurate with the risk they present.

Before we review any program proposal, we consider the appropriateness of the client, including the quality of its management, its financial stability and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed exposure and loss information, including rate changes and changes in underwriting and claims handling guidelines over time. Whenever possible, we conduct an on-site audit of the client’s operations prior to quoting. If a program meets our underwriting criteria, we then develop a proposal which contemplates the prospective client’s needs, that account’s risk/reward profile, as well as our corporate risk objectives. We have fully integrated our internal claims, underwriting and pricing actuarial staff into the underwriting and decision making process. We use in-depth actuarial, claims and exposure analyses to evaluate contracts prior to quoting. We underwrite and accept property and casualty reinsurance business, accident and health reinsurance business and credit life insurance business. In general, we seek to underwrite reinsurance business that historically is lower in volatility and more predictable than other classes of reinsurance business such as catastrophe reinsurance, which we generally seek to avoid. As part of our risk management process, we seek to identify those casualty and specialty exposures that are most likely to be simultaneously influenced by significant events. These exposures are then jointly tracked to ensure that we do not develop an excessive accumulation of exposure to that particular type of event.

In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage our exposure to loss. These include occurrence limits, adjustable ceding commissions and premiums, aggregate limits, reinstatement provisions and other loss sensitive features. Additionally, our underwriters use appropriate exclusions, terms and conditions to further eliminate particular risks or exposures that our underwriting team deems to be outside of the intent of the coverage we are willing to offer.

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

Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. As a general rule, we seek to limit our modeled one-in-250 year catastrophe exposure to any one event to not exceed our operating income. At December 31, 2014, our one-in-250 year catastrophe exposure to a hurricane or an earthquake event $33.5 million and $33.2 million, respectively.

To achieve our catastrophe risk management objectives, we utilize commercially available tools to quantify and monitor the various risks we accept. We have licensed catastrophe modeling software from one of the principal modeling firms, Applied Insurance Research ("AIR"). These software tools use exposure data provided by our insured’s and ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to AIR to improve the efficiencies and accuracy of their models. We use modeling not just for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for the most detailed location information available, including data at the zip code or postal code level or finer. Data provided at more summary levels, such as counties, is conservatively modeled. Data output from the software described above is incorporated in our proprietary pricing models. Our proprietary systems include those for modeling risks associated with property catastrophe, property and U.S. workers’ compensation business, various casualty and specialty pricing models, as well as our proprietary portfolio risk management model. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.

Retrocessions

We use retrocessional agreements to a limited extent to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to mitigate the effect of major catastrophic events. These agreements provide for reduction of property risk losses, casualty occurrence losses and catastrophe occurrence losses on specific treaties. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, and these retrocessions are subject to credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2014, we had approximately $75.9 million of reinsurance recoverable under such agreements, of which $37.8 million or 49.8% relates to reinsurance claims from Superstorm Sandy. Prospectively, we will be using retrocession as a capital tool. Effective January 1, 2015, we entered into a retrocessional quota share agreement with a highly-rated, well capitalized reinsurer. This transaction, which we expect to be accretive to earnings, will effectively provide $150 million to $200 million of additional capital to support our growth initiatives.

Competition

The reinsurance industry is mature and highly competitive. Reinsurance companies compete on the basis of many factors, including premium rates, company and underwriter relationships, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in risks underwritten, capacity and coverages offered and various other factors. These factors operate at the individual market participant level and generally in the aggregate across the reinsurance industry. In addition, underlying economic conditions and variations in the reinsurance buying practices of ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate results and subsequently the level of completion in the reinsurance industry.

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., PartnerRe Ltd., Hannover Re Group, Transatlantic Reinsurance Company and General Reinsurance Corporation.

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

More recently, January 1, 2015 reinsurance renewals to show competitive pricing conditions. While these conditions have been most pronounced in severity related placements, particularly in property catastrophe contracts which are more acutely feeling the impact of capital inflows and product innovations, we also see an elevated level of competition in our higher frequency/ lower severity business as well. While the business we write as part of our business model is somewhat more insulated from these competitive conditions, we are experiencing some residual pricing pressures as a result of broader industry conditions.

As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing terms and conditions do not meet our underwriting standards. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

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

A.M. Best maintains a letter scale rating system ranging from "A++" (Superior) to "F" (In Liquidation). S&P maintains a letter scale rating system ranging from "AAA" (Extremely Strong) to "R" (Under Regulatory Supervision).

Our subsidiaries, Maiden Bermuda and Maiden US, each currently has a financial strength rating of "A-" (Excellent, the fourth highest out of sixteen rating levels) with a positive outlook from A.M. Best, and "BBB+" (Good, the eighth highest out of twenty-two rating levels) with a negative outlook from S&P.

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

In the years ended December 31, 2014, 2013 and 2012, the sources of gross premiums written in our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2014	2013	2012
Brokers	57.1%	57.7%	66.1%
Direct	42.9%	42.3%	33.9%
Total	100.0%	100.0%	100.0%

In the years ended December 31, 2014, 2013 and 2012, our top three brokers represented approximately 31.6%, 29.9% and 37.1%, respectively, of gross premiums written by our Diversified Reinsurance segment. A further breakdown of the gross premiums written by our Diversified Reinsurance segment by broker for December 31, 2014, 2013 and 2012, respectively, were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2014	2013	2012
Broker
Aon Benfield Inc.	15.8%	11.9%	10.1%
Marsh & McLennan Companies (including Guy Carpenter)	12.0%	12.6%	18.0%
Tiger Risk Partners	3.8%	4.8%	4.0%
Beach and Associates Ltd.	3.4%	5.4%	9.0%
All Other Brokers	22.1%	23.0%	25.0%
Total Broker	57.1%	57.7%	66.1%
Direct	42.9%	42.3%	33.9%
Total	100.0%	100.0%	100.0%

Reserve for Loss and Loss Adjustment Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the U.S., Sweden and by U.S. GAAP to establish loss reserves to cover our estimated liability for the payment of all loss and loss adjustment expenses ("LAE") incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of LAE which we are ultimately required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and loss expense reserves using prudent actuarial methods after reviewing all information known to us at the date they are recorded.

These amounts include case reserves and provisions for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported losses and LAE and actuarially determined estimates of ultimate loss and LAE.

We use a variety of standard actuarial methods to estimate ultimate expected loss and LAE applying appropriate actuarial judgment in the determination of ultimate losses.

The majority of our business is reserved individually by cedant with the remainder reserved in homogeneous groupings. Ultimate losses across the reserve segments are converted to IBNR reserves by subtracting inception to date paid losses and case reserves from those amounts. The accumulation of case and IBNR reserves across the reserve segments results in indicated reserves which are the basis for the carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals for accounts with adjustable features.

Estimated ultimate catastrophe losses may be based on output from catastrophe models initially and then on ceding company estimates and the reserving methods above.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. To assist us in establishing appropriate reserves for loss and LAE, we analyze a significant amount of internal data and external insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual account pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and loss expense estimates. These estimates are reviewed quarterly, at a high level of detail, and any adjustments are reflected in earnings in the periods in which they are determined.

There is a significant amount of estimation involved in determining ultimate losses and LAE. We believe that while our case reserves and IBNR reserves are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

Loss Portfolio Transfer of the GMAC RE Loss Reserves and Ongoing Novation of Certain Related Reserves and Liabilities

In connection with the GMAC Acquisition, Maiden Bermuda entered into a loss portfolio transfer agreement with Motors Insurance Corporation ("Motors") whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the GMAC RE business acquired ($755.6 million at October 31, 2008).

The loss reserves assumed by Maiden Bermuda from Motors represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by GMAC RE from 1983 until October 31, 2008. Because the entire related infrastructure of GMAC RE, including the actuarial and claims personnel were acquired by us, the methodology for establishing the estimates for losses and loss expense has been consistently applied. While we believe that we have made a reasonable estimate of loss and loss expense reserves, the ultimate loss experience may be higher or lower than the total reserves recorded by us. A breakdown of the case and IBNR reserves assumed under the loss portfolio transfer at October 31, 2008 by underwriting year was as follows:

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

These loss reserves are treated as retroactive reinsurance under U.S. GAAP. Accordingly, any subsequent change in the estimate of the subject losses since the date of transfer are amortized into the Company’s results of operations based upon the cumulative payment of actual claims in relation to the loss reserves transferred.

A breakdown of the remaining case and IBNR reserves assumed under the loss portfolio transfer at December 31, 2014 was as follows:

Underwriting Year*	Case Reserves	IBNR Reserves	Total Reserves
	($ in Millions)
2000 & Prior	$13.7	$5.3	$19.0
2001	5.1	1.6	6.7
2002	13.3	6.8	20.1
2003	9.9	7.3	17.2
2004	9.3	5.5	14.8
2005	8.5	2.8	11.3
2006	10.8	3.6	14.4
2007	11.0	3.6	14.6
January 1 to October 31, 2008	6.6	2.2	8.8
Total	$88.2	$38.7	$126.9

*	Underwriting year comprises all policies written or renewed during the year and all losses relating to those same policies, whenever they may occur.

In June 2009, A.M. Best downgraded its rating of Motors to "B++", which is an insufficient rating for many of our reinsurance clients. The impact of this downgrade was minimal as most of our clients' liabilities were collateralized in trusts. Nevertheless, for current clients, we offered the opportunity to novate all of their policies with Motors underwritten by Maiden Re. At December 31, 2014, approximately $159.8 million of the liabilities relating to the loss portfolio transfer were novated to Maiden US, out of which $36.8 million remains outstanding at December 31, 2014.

Loss Portfolio Transfer of the IIS Acquisition Loss Reserves and Novation of Certain Related Reserves and Liabilities

In connection with the IIS Acquisition, Maiden Bermuda entered into a Loss Portfolio Transfer Agreement and Quota Share Reinsurance ("IIS Reinsurance Agreement") with GMAC International Insurance Company Ltd ("IICL") whereby it assumed the outstanding loss reserves, including a provision for IBNR reserves associated with the IIS business ($98.8 million at November 30, 2010). This does not include the $3.2 million of outstanding loss reserves, including a provision for IBNR reserves associated with the acquisition of Maiden LF.

The loss reserves which were subsequently novated by IICL to Maiden Bermuda represented the estimate of the unpaid losses to be paid on all of the reinsurance contracts produced by IICL through November 30, 2010. At December 31, 2014, of the $98.8 million loss reserves assumed under the loss portfolio transfer, there was $30.1 million remaining.

Analysis of Consolidated Loss Reserves Development

The following table shows the development of gross and net reserves for unpaid loss and LAE for our business for calendar years 2012 through 2014. The table does not present accident or policy year development data. The table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented.

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Gross unpaid loss and LAE reserves - January 1	$1,957.8	$1,740.3	$1,398.4
Less: reinsurance recoverable - January 1	84.0	110.9	20.3
Net loss and LAE reserves - January 1	1,873.8	1,629.4	1,378.1
Net incurred losses related to:
Current year	1,479.4	1,351.0	1,239.0
Prior years	18.8	(1.4)	23.3
	1,498.2	1,349.6	1,262.3
Net paid losses related to:
Current year	(430.4)	(517.6)	(485.0)
Prior years	(705.4)	(598.5)	(530.3)
	(1,135.8)	(1,116.1)	(1,015.3)
Effect of foreign exchange movement	(40.8)	10.9	4.3
Net loss and LAE reserves - December 31	2,195.4	1,873.8	1,629.4
Reinsurance recoverable - December 31	75.9	84.0	110.9
Gross unpaid loss and LAE reserves - December 31	$2,271.3	$1,957.8	$1,740.3

At December 31, 2014, the total favorable development relating to the loss portfolio transfers of the GMAC Acquisition and IIS Acquisition has been $97.7 million. The Company amortized gains as a reduction of losses incurred of $8.1 million, $13.7 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Analysis of Gross and Net Unpaid Losses and Loss Adjustment Expenses and Net Re-estimated Liability

The tables below show the re-estimated amount of the initial reported gross and net reserves for up to seven subsequent years, based on experience at the end of each subsequent year. The re-estimated gross and net liabilities reflect additional information, received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of the preceding financial year. A (redundancy) or deficiency arises when the re-estimation of reserves is (lower) or greater than its estimation at the preceding year-end. The cumulative redundancies (or deficiencies) reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the income statement for each year as the liabilities are re-estimated.

The lower section of the tables shows the portion of the initial year-end net reserves that was paid as of the end of subsequent years. This section of the tables provides an indication of the portion of the re-estimated gross and net liability that is settled and is unlikely to develop in the future.

Development of Reserve for Loss and Loss Adjustment Expenses - Gross

For the Year Ended December 31,	2007	2008(1)	2009	2010(1)	2011	2012	2013	2014
Gross	($ in Millions)
As originally estimated	$38.5	$897.7	$1,002.7	$1,226.8	$1,398.4	$1,740.3	$1,957.8	$2,271.3
Liability re-estimated:
One Year later	$36.7	$886.3	$963.1	$1,238.9	$1,426.5	$1,750.0	$1,944.6
Two Years later	37.3	869.8	972.1	1,247.3	1,424.9	1,812.2
Three Years later	37.9	852.9	975.9	1,242.0	1,454.3
Four Years later	41.3	842.6	975.1	1,255.5
Five Years later	40.5	838.5	985.0
Six Years later	40.5	842.7
Seven Years later	44.0
Cumulative deficiency (redundancy)	5.5	(55.0)	(17.7)	28.7	55.9	71.9	(13.2)
Less: Cumulative deficiency (redundancy) due to foreign exchange	—	—	—	(3.8)	(2.6)	(7.8)	(29.9)
Cumulative deficiency (redundancy) excluding the impact of foreign exchange	$5.5	$(55.0)	$(17.7)	$32.5	$58.5	$79.7	$16.7
Cumulative claims paid:
One Year later	$16.6	$303.2	$266.0	$452.7	$592.8	$672.8	$712.9
Two Years later	33.7	402.4	457.8	746.1	914.7	1,127.2
Three Years later	34.1	542.2	607.0	940.7	1,146.7
Four Years later	37.6	665.0	703.4	1,066.3
Five Years later	38.0	725.2	753.6
Six Years later	40.2	764.9
Seven Years later	42.8
Liability re-estimated:
One Year later	95.4%	98.7%	96.0%	101.0%	102.0%	100.6%	99.3%
Two Years later	96.8%	96.9%	96.9%	101.7%	101.9%	104.1%
Three Years later	98.5%	95.0%	97.3%	101.2%	104.0%
Four Years later	107.2%	93.9%	97.2%	102.3%
Five Years later	105.3%	93.4%	98.2%
Six Years later	105.2%	93.9%
Seven Years later	114.3%
Cumulative deficiency (redundancy)	14.3%	(6.1)%	(1.8)%	2.3%	4.0%	4.1%	(0.7)%
Less: Cumulative deficiency (redundancy) due to foreign exchange	—%	—%	—%	(0.3)%	(0.2)%	(0.4)%	(1.5)%
Cumulative deficiency (redundancy) excluding the impact of foreign exchange	14.3%	(6.1)%	(1.8)%	2.6%	4.2%	4.5%	0.8%
Gross loss and LAE cumulative paid as a percentage of originally estimated liability
One Year later	43.1%	33.8%	26.5%	36.9%	42.4%	38.7%	36.4%
Two Years later	87.6%	44.8%	45.7%	60.8%	65.4%	64.8%
Three Years later	88.6%	60.4%	60.5%	76.7%	82.0%
Four Years later	97.7%	74.1%	70.2%	86.9%
Five Years later	98.8%	80.8%	75.2%
Six Years later	104.4%	85.2%
Seven Years later	111.2%

Development of Reserve for Loss and Loss Adjustment Expenses - Net

For the Year Ended December 31,	2007	2008(1)	2009	2010(1)	2011	2012	2013	2014
Net of reinsurance	($ in Millions)
As Originally Estimated	$38.5	$897.7	$994.3	$1,220.1	$1,378.1	$1,629.4	$1,873.8	$2,195.4
Liability Re-estimated:
One Year later	$36.7	$886.3	$961.4	$1,233.3	$1,403.1	$1,635.0	$1,862.8
Two Years later	37.3	869.8	969.5	1,230.6	1,383.7	1,697.9
Three Years later	37.9	852.9	967.8	1,220.9	1,424.9
Four Years later	41.3	842.6	965.3	1,234.2
Five Years later	40.7	838.5	975.0
Six Years later	40.5	842.7
Seven Years later	44.0
Cumulative net deficiency (redundancy)	$5.5	$(55.0)	$(19.3)	$14.1	$46.8	$68.5	$(11.0)
Less: Cumulative net deficiency (redundancy) due to foreign exchange	—	—	—	(3.8)	(2.5)	(7.8)	(29.8)
Cumulative net deficiency (redundancy) excluding the impact of foreign exchange	5.5	(55.0)	(19.3)	17.9	49.3	76.3	18.8
Cumulative claims paid:
One Year later	$16.6	$303.2	$266.0	$423.9	$530.3	$598.5	$669.1
Two Years later	33.7	402.4	444.3	682.9	827.1	1,020.7
Three Years later	34.1	542.2	575.1	901.8	1,072.5
Four Years later	37.6	665.0	662.5	978.0
Five Years later	38.0	725.2	710.9
Six Years later	40.2	764.9
Seven Years later	42.8
Liability Re-estimated:
One Year later	95.4%	98.7%	96.7%	101.1%	101.8%	100.3%	99.4%
Two Years later	96.8%	96.9%	97.5%	100.9%	100.4%	104.2%
Three Years later	98.5%	95.0%	97.3%	100.1%	103.4%
Four Years later	107.2%	93.9%	97.1%	101.2%
Five Years later	105.8%	93.4%	98.1%
Six Years later	105.2%	93.9%
Seven Years later	114.3%
Cumulative net deficiency (redundancy)	14.3%	(6.1)%	(1.9)%	1.2%	3.4%	4.2%	(0.6)%
Less: Cumulative net deficiency (redundancy) due to foreign exchange	—%	—%	—%	(0.3)%	(0.2)%	(0.5)%	(1.6)%
Cumulative net deficiency (redundancy) excluding the impact of foreign exchange	14.3%	(6.1)%	(1.9)%	1.5%	3.6%	4.7%	1.0%
Net loss and LAE cumulative paid as a percentage of originally estimated liability
One Year later	43.1%	33.8%	26.7%	34.7%	38.5%	36.7%	35.7%
Two Years later	87.6%	44.8%	44.7%	56.0%	60.0%	62.6%
Three Years later	88.6%	60.4%	57.8%	73.9%	77.8%
Four Years later	97.7%	74.1%	66.6%	80.2%
Five Years later	98.8%	80.8%	71.5%
Six Years later	104.4%	85.2%
Seven Years later	111.2%

(1)
Reserve for loss and LAE include the reserves for loss and LAE of $755.6 million, from the GMAC Acquisition, which were acquired in October 2008 and $98.8 million from the IIS Acquisition, which were acquired in November 2010.

For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Adjustment Expense" for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.

Our Employees

As of February 21, 2015, we had a total of 192 full-time employees who are located in Bermuda, the U.S., the U.K., Germany, Austria, Russia, Netherlands and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.

Regulatory Matters

General

The insurance and reinsurance industry are subject to regulatory and legislative oversight and regulation in various markets we operate in.

Bermuda Insurance Regulation

Maiden Bermuda is regulated as a registered Class 3B general business insurer under the Insurance Act 1978 of Bermuda, as amended, and related regulations (together, the "Insurance Act"), which regulates the insurance business of Bermuda registered insurers and provides that no person shall carry on any insurance business in or from within Bermuda unless that person has been registered under the Insurance Act by the Bermuda Monetary Authority (the "BMA"). The BMA is responsible for the day-to-day supervision of insurers and insurance groups in respect of which it is the group supervisor. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial statements are distinct from the annual U.S. GAAP financial statements referred to below. The statutory financial return for a Class 3B insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, declaration of the statutory ratios, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist, a schedule of reinsurance ceded and a statutory declaration in the matter of the Insurance Code of Conduct (the "Code") as described below. Maiden Bermuda is also required to file audited U.S. GAAP annual financial statements, which must be available to the public.
In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement ("BSCR") model (described below), a commercial insurer's solvency self-assessment ("CISSA"), a catastrophe risk return and a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

Independent Approved Auditor. As a Class 3B insurer, Maiden Bermuda must appoint an approved independent auditor who will annually audit and report on the insurer's financial statements prepared under generally accepted accounting principles or international financial reporting standards ("U.S. GAAP financial statements") and statutory financial statements and the statutory financial return of the insurer, all of which, in the case of Maiden Bermuda, are required to be filed annually with the BMA.

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
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions. Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin ("MSM"). Maiden Bermuda is also required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement ("ECR").

While not specifically referred to in the Insurance Act, the BMA has also established a target capital level ("TCL") for each insurer subject to an enhanced capital requirement equal to 120% of its ECR. While such an insurer is not currently required to maintain its statutory capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased regulatory oversight.
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

Notification of Material Changes. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act. For the purposes of the Insurance Act, the following changes are material: (i) the transfer or acquisition of insurance business being part of a scheme falling under section 25 of the Insurance Act or section 99 of the Companies Act 1981 of Bermuda (the "Companies Act"); (ii) the amalgamation or merger with or acquisition of another firm; (iii) engaging in unrelated business that is retail business, (iv) the acquisition of a controlling interest in an undertaking that is engaged in non-insurance business which offers services and products to persons who are not affiliates of the insurer, (v) outsourcing all or substantially all of the company's actuarial, risk management and internal audit functions, (vi) outsourcing all or a material part of an insurer's underwriting activity, (vii) the transfer other than by way of reinsurance of all or substantially all of a line of business, and (viii) the expansion into a material new line of business. Maiden Bermuda, as the designated insurer, shall be required to notify the BMA within 30 days if any member of the Company effects any material change as defined in clauses (ii) through (vii) above. The BMA may serve a notice of objection unless it is satisfied that the interests of policyholders of the insurer would not in any manner be threatened by the material change and that the Act would continue to be complied with.

Code of Conduct. Maiden Bermuda is required to comply with the Insurance Code of Conduct of the Authority ("Code") which prescribes the duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities below). We believe that we are in compliance with the Code.
Group Supervision. The BMA acts as group supervisor of the Company and has designated Maiden Bermuda to be the designated insurer. As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings (to be held at least annually) with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above.

In carrying out its group supervisory functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra‑group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

Group Solvency and Group Supervision. The current insurance group supervision and insurance group solvency rules (together, "Group Rules") will apply to Maiden Bermuda and the Company so long as the BMA remains group supervisor. A summary of the Group Rules is set forth below.

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

Annual Group Statutory Financial Return and Annual Capital and Solvency Return. Every insurance group is required to prepare an annual group statutory financial return which shall include, among other things, a report of the approved group auditor, an insurance group business solvency certificate, the opinion of a group actuary, an insurance group capital and solvency certificate (and a declaration signed by two directors of the Designated Insurer and either the chief risk or chief financial officer of the parent company declaring that the return fairly represents the financial condition of the insurance group in all material respects). Both the annual group statutory financial return and the group capital and solvency return must be submitted to the BMA by the Designated Insurer within five months after its financial year-end (unless specifically extended).

Approved Group Actuary. The Designated Insurer must ensure that an actuary is approved by the BMA to provide an opinion as to the adequacy of an insurance group’s insurance reserves as reported in its statutory financial statements. The Designated Insurer is required to submit annually an opinion of its approved group actuary with its group statutory financial return in respect of its loss and loss expense provisions.

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

Where the parent company exercises control in relation to any member of the group, the minimum margin of solvency of such member shall be its individual MSM. Where the parent company exercises significant influence on any member of the group, the minimum margin of solvency applicable to that member for purposes of calculating the Group MSM shall be an amount equal to the parent company's percentage shareholding in the member multiplied by that member's minimum margin of solvency. "Control" and "significant influence" shall be determined in accordance with either the IFRS or GAAP used to prepare the insurance group's financial statements.

Beginning on December 31, 2013, the Maiden Group is required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group BSCR model or an approved group internal capital model. The Group ECR will be phased-in over 5 years; for the year ended December 31, 2014, it is set at 60% of the amount calculated using the Group BSCR model and thereafter it will increase in increments of 10% per year through year-end 2018.

Group Eligible Capital. To enable the BMA to better assess the quality of the group's capital resources, the Designated Insurer is required to disclose the makeup of its group's capital in accordance with a "3-tiered capital system." Under this system, all of the insurance group's capital instruments will be classified as either basic or ancillary capital which in turn will be classified into one of 3 tiers based on their "loss absorbency" characteristics. Highest quality capital will be classified Tier 1 Capital, lesser quality capital will be classified as either Tier 2 Capital or Tier 3 Capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 Capital may be used to satisfy the Group's MSM and Group ECR requirements. Tier 1, Tier 2 and Tier 3 Capital may, until January 1 2024, include capital instruments that do not satisfy the requirement that the instrument be non-redeemable or settled only with the issuance of an instrument of equal or higher quality upon a breach, or if redemption would cause a breach, of the Group ECR.

Group Governance. Group Rules require the parent board of directors to establish and effectively implement corporate governance policies and procedures, which it must periodically review to ensure they continue to support the overall organizational strategy of the group.

Designated Insurer Notification Obligations. The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the insurance group or any member of the group becoming insolvent or that a reportable "event" has, to the Designated Insurer's knowledge, occurred or is believed to have occurred. Examples of a reportable "event" include a failure by the insurance group or any member of the group to comply substantially with a requirement imposed upon it under the Group Rules relating to its solvency position, governance and risk management or supervisory reporting and disclosures; failure by the Designated Insurer to comply with a direction given to it under the Insurance Act in respect of the group or any of its members; a criminal conviction imposed upon any member of the group whether in Bermuda or abroad; material breaches of any statutory requirements by any member of the group located outside of Bermuda that could lead to supervisory or enforcement action by a competent authority; or a significant loss that is reasonably likely to cause the insurance group to be unable to comply with its Group ECR. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof.

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
United States

Maiden US, our lead U.S. insurer domiciled in Missouri, is an accredited reinsurer in six states and an authorized insurer in forty-five jurisdictions. Maiden Specialty is a licensed insurer in its state of domicile, North Carolina, and is an eligible excess and surplus lines carrier in fifty jurisdictions. Regulatory, supervisory and administrative authority is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, premium rates, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. Maiden US and Maiden Specialty are required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to the supervision, regulation and periodic examination by the department of insurance ("DOI") in the state in which they are domiciled.

State Insurance Department Examinations
Our U.S. insurance subsidiaries are subject to the financial supervision and regulation of the state in which they are domiciled. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations may be carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").

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

Holding Company Regulation
Maiden US and Maiden Specialty are subject to U.S. statutory holding company laws of their respective states of domicile. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system. State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department of their domicile.

Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers. Payment of ordinary dividends by Maiden US requires prior approval of the Director of the Missouri DOI unless dividends will be paid out of "earned surplus". Earned surplus is an amount equal to the unassigned funds of an insurer as set forth in the most recent annual statement of the insurer including all or part of the surplus arising from unrealized capital gains or revaluation of assets. Extraordinary dividends generally require 30 days prior notice to and non-disapproval of the Missouri DOI before being paid. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding 12 months exceeds the greater of: (1) 10% of the insurer's surplus as regards policyholders as of December 31 of the prior year, or (2) the net income of the insurer, not including realized capital gains, for the 12 month period ending December 31 of the prior year, but does not include pro rata distributions of any class of the insurer's own securities.

State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. "Control" is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Maiden US is domiciled in Missouri where any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Maiden Specialty is domiciled in North Carolina, which determines control in the same manner. Therefore, an investor who intends to acquire beneficial ownership of 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Missouri DOI and receive approval from the Missouri DOI or rebut the presumption of control before such acquisition. An investor acquiring beneficial ownership would need to obtain approval as to the change of control of Maiden Specialty from the North Carolina DOI or rebut the presumption of control.

Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. The RBC formulas have not been designed to differentiate among adequately capitalized companies that operate with higher levels of capital. Therefore, it is inappropriate and ineffective to use the formulas to rate or to rank such companies. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. At December 31, 2014, Maiden US and Maiden Specialty each had adjusted capital in excess of amounts requiring company or regulatory action.

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

NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. At December 31, 2014, Maiden US and Maiden Specialty did not have an IRIS ratio range warranting any regulatory action.

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

Regulatory changes within the NAIC model laws could affect Maiden US and Maiden Specialty if Missouri and North Carolina were to adopt the amendments to the NAIC model laws. The concept of "enterprise risk" within an insurance holding company was one of the proposals the NAIC promulgated with the adoption of amendments to the Insurance Holding Company System Regulatory Act and Regulation. If our states of domicile were to adopt this amendment as proposed, the new regulation would require extensive informational requirements on parents and other affiliates of licensed insurers or reinsurers in order to protect these entities from enterprise risk. Maiden maintains its own robust ERM framework and we believe that adoption of the NAIC model laws would not be onerous for the Company.

Additionally, in 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment ("ORSA") Model Act, establishing a legal requirement for domestic insurers to conduct an assessment and maintain a risk management framework. Domestic insurers, or their insurance group, must regularly conduct an ORSA, an assessment that must be conducted in accordance with the NAIC’s ORSA Guidance Manual. The NAIC ORSA Model Act also provides that an insurer’s domiciliary regulator may request once a year that an insurer and/or insurance group submit a summary report or reports which contain the information required by the ORSA Guidance Manual. If the ORSA Model Act were adopted by Missouri, the new regulation would impose more extensive filing requirements on parents and other affiliates of domestic insurers.

The Non-admitted and Reinsurance Reform Act ("NRRA") allows a ceding insurer's credit for reinsurance to be determined only by the insurance regulator in its domiciliary state providing that state is accredited by the NAIC. Additional protections are provided against extraterritorial application of non-domiciliary state laws. In addition under the 2011 revisions to the NAIC Credit for Reinsurance Model Law and Regulation, non-US reinsurers from "qualified jurisdictions" can apply to become a "certified reinsurer". Certified reinsurers are eligible to post less than 100% collateral for reinsurance assumed from US ceding companies (75%, 50%, 20%, 10% or 0% collateral) depending on the reinsurer's financial strength ratings from recognized agencies and satisfaction of other criteria. Twenty three states have adopted the new models, and 5 more states are expected to adopt them in 2015. As of January 1, 2015, Bermuda, France, Germany, Ireland, Japan, Switzerland and United Kingdom have been designated as qualified jurisdictions, and reinsurers from those jurisdictions are eligible to apply to become certified. To the extent that these new state laws lead to a reduction of the collateral requirements for non-U.S. insurers, such changes could be beneficial to Maiden Bermuda by permitting Maiden Bermuda to post less collateral to secure its reinsurance obligations to its U.S. ceding companies. At this time, we are unable to determine whether any additional changes in the U.S. reinsurance regulatory framework will be implemented and what effect any changes would have on our operations or financial condition.

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

Federal

Although the regulation of the business of insurance and reinsurance is predominantly performed by the states, federal initiatives, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank") discussed below, often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future.

Dodd-Frank Wall Street Reform and Consumer Protection Act

Dodd-Frank became law in July 2010. Dodd-Frank creates a new source of regulation and supervision of the insurance industry at the federal level. Dodd-Frank's requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (property or casualty insurance placed from insurers that are eligible to accept insurance, but are not licensed to write insurance in a particular state). Dodd-Frank also establishes a new Federal Insurance Office ("FIO") within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The FIO was established in order to, among other things, monitor aspects of the insurance industry, identify issues in the regulation of insurers that could contribute to a systemic crises in the insurance industry or the overall financial system, coordinate federal policy on international insurance matters and preempt state insurance measures under certain circumstances. The FIO coordinates federal policy on international insurance matters and has authority to represent the U.S. federal government internationally at meetings of the International Association of Insurance Supervisors (IAIS) and other similar organizations. Congress ultimately limited the scope of the FIO and recognized that it should not be a duplicate federal insurance regulator. The office is restricted primarily to monitoring the industry and advising Congress and federal agencies on insurance issues. However, federal regulators will have vast discretion over how this oversight is executed.

The Terrorism Risk Insurance Program Reauthorization Act of 2015
Terrorism Risk Insurance Act of 2002 ("TRIA"), which was previously amended and extended in 2005, 2007 and again in 2015 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA 2015"), was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. The TRIPRA 2015 was signed into law by President Obama on January 12, 2015. This law renewed the prior federal terrorism risk insurance program. It was extended through December 31, 2020 with certain modifications in the provisions of the expiring program. The program includes protections for acts of foreign and domestic terrorism in the US and on US interests abroad. The insurer deductible is fixed at 20% of an insurer's direct earned premium, and the federal share of compensation is 85% in 2015, increasing by 1% a year to 20% in 2020, of insured losses that exceed insurer deductibles, subject to a $100 billion cap. The U.S. Treasury Department is required to promulgate regulations to determine the pro-rata share of insured losses if they exceed the $100 billion cap. In addition, clear and conspicuous notice to policyholders of the $100 billion cap is required. Under the program reauthorization, the trigger at which federal compensation becomes available is $100 million per year in 2015, increasing by $20 million per year to $200 million in 2020. There is no assurance that TRIA will be extended beyond 2020 on either a temporary or permanent basis and its expiration (or renewal on a substantially modified basis) could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers. The TRIPRA 2015 has had some impact on our reinsurance clients, but not all due to the lines of business covered by Terrorism Risk Insurance Act. Also, in general, our reinsurance contracts contain inuring language regarding any potential recoveries from TRIA.

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

Germany

Maiden Germany GmbH ("Maiden Germany"), which is a wholly owned subsidiary of Maiden Global, is the majority shareholder of OVS. Maiden Germany is subject to German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax of 14.7% resulting from the registered seat of the company in Russelsheim is paid.

Maiden Germany is not engaged in general commerce and Maiden Germany owns 90% of the shares in OVS. Maiden Germany and OVS implemented a tax unity for corporate income and trade tax purposes by entering into a profit and loss pooling agreement with a retroactive effect from January 1, 2011, which results that all profits and losses generated at the level of OVS are attributed to Maiden Germany. The non-affiliated shareholder that holds the remaining 10% stake in OVS receives a fixed annual compensation of €45,000 from Maiden Germany, since all income is attributed to Maiden Germany as a result of the tax unity.

OVS, also with its registered seat in Russelsheim, is subject to the same German corporate income tax of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax of 14.70%. OVS is engaged in general commerce as an insurance agency. The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. In general, income from capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. The same applies to income from dividend if the stake in the dividend paying corporation is at least 10% (for corporate income tax purposes), respectively 15% (for trade tax purposes) at the beginning of the respective calendar year (for dividends received from companies resident outside Germany, the 15% stake in the non-resident corporation must be held as from the beginning of the calendar year). However, a lump sum of 5% of the dividend / capital gains is added back to the taxable income, representing non-deductible business expenses. Since there is a tax unity in place between Maiden Germany and OVS, the tax exemption for dividends received by OVS is (due to the tax unity) not granted to OVS, but rather to Maiden Germany, the 90% shareholder. Any income generated by OVS is directly attributable to Maiden Germany under the profit and loss pooling agreement and therefore taxed at the level of Maiden Germany. Thus, no dividend payment by OVS to Maiden Germany is required. However, 20/17 of the amount of the guaranteed dividend to the non-affiliated shareholder is taxed to OVS as its own taxable income.

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

United Kingdom

Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The main rate of U.K. corporation tax is 23% up to March 31, 2014, falling to 21% with effect from April 1, 2014, and further falling to 20% with effect from April 1, 2015. Non-U.K. resident corporations are within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K.

U.K. source income of non-U.K. resident corporations may be subject to U.K. withholding tax, subject to the availability of treaty relief or any other applicable exemptions. Dividends paid by Maiden Global are not subject to U.K. withholding tax. Interest paid by Maiden Global may be subject to U.K. withholding tax at a rate of up to 20%, subject to the availability of treaty relief or any other applicable exemptions.

United States

Maiden NA and its subsidiaries, including Maiden US and Maiden Specialty (collectively, the Maiden NA Companies), transact business in and are subject to taxation in the U.S. Other than the Maiden US Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). However, because there is considerable uncertainty as to the activities that constitute a trade or business in the U.S., there can be no assurance that the Internal Revenue Service will not contend successfully that the Company or its non-U.S. subsidiaries are engaged in a trade or business in the U.S. The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Maiden House, 131 Front Street, Hamilton HM 12, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330.

Item 1A. Risk Factors.

Introduction

Investing in our securities carries risk. Managing risk effectively is critical to our success, and our organization is built around intelligent risk assumptions and prudent risk management. We have identified what we believe reflect key significant risks to the organization, and in turn to our shareholders, which are outlined below. Any of the risks described below could result in a significant or material adverse effect on our results of operations or financial condition. In addition to these enumerated risks, we face numerous other strategic, operational and emerging risks that could in the aggregate lead to shortfalls to our long-term goals or add to short-term volatility in our earnings. The following review of important risk factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included herein or elsewhere. The words or phrases believe, anticipate, estimate, project, plan, expect, intend, hope, forecast, evaluate, will likely result or will continue or words or phrases of similar import generally involve forward-looking statements. All of the risks that may affect our financial or operating performance may not be material at this time but may become material in the future. As used in these Risk Factors, the terms "we", "our" or "us" may, depending upon the context, refer to the Company, to one or more of the Company’s consolidated subsidiaries or to all of them taken as a whole.

Business

Our business model is different than other Bermuda reinsurers.

Unlike many other publicly traded Bermuda reinsurance companies, we do not write property catastrophe reinsurance, nor do we maintain substantial primary insurance operations. As a result, you may not be able to compare our business’s performance or prospects to other Bermuda-domiciled publicly traded reinsurers, who have very different strategies and balance sheet structures than us.

We have engaged in a series of significant transactions that may affect comparability and make it difficult for investors to evaluate our performance.

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of a series of significant transactions during that time, including (but not limited to) the GMAC Acquisition in 2008, NGHC Quota Share in March 2010 (currently in run-off effective August 1, 2013), the IIS Acquisition in November 2010, and in 2013, selling the primary insurance business written on a surplus lines basis by Maiden Specialty, our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations over a long term basis.

We may not be able to manage our growth effectively.

Since our inception, our business has grown at a compound annual growth rate of 28.5%, with growth of 17.3% in 2014. We expect our business to grow in the future as we continue our relationships with existing clients while seeking opportunities to reinsure other insurance companies operating in similar niches. We are targeting a 10% annual growth rate for 2015. Expansion of our business at a rate faster than we anticipate could require additional resources including capital and possibly personnel.

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

Global economies and financial markets have experienced significant weakness and volatility since 2008, although the most extreme of these circumstances have abated since that time. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits which have called into question the future of the common currency used across most of Europe. European economic activity appears likely to remain volatile in the near future and to potentially have a continuing impact on the U.S. economy. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.

If continuing opportunities for writing reinsurance through Maiden US do not materialize, our financial condition and results of operations may be materially adversely affected.

We believe that there will be opportunities to renew existing business and write new reinsurance and insurance through Maiden US. We cannot assure you, however, that Maiden US will retain its clients or write new business as we may expect. However, market conditions have been competitive for an extended period of time and are expected to remain competitive for the foreseeable future, particularly as new market participants with business objectives different from Maiden's influence the competitive environment. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our specialty property/casualty reinsurance business and the failure to do so may have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition, results of operations and prospects.

Our actual losses may be greater than our reserve for loss and loss adjustment expenses, which would negatively impact our financial condition and results of operations.

We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer. The reserves we establish represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

•trends in claim frequency and severity;

•changes in operations;

•emerging economic and social trends;

•inflation; and

•changes in the regulatory and litigation environments.

This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business, including AmTrust. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies and the receipt and recording of those results by us. Accordingly, establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurately estimate reporting from cedants and agents.

To the extent our reserve for loss and LAE is insufficient to cover actual loss and LAE, we will have to adjust our reserve and may incur charges to our earnings, which could have a material adverse effect on our business, financial condition and results of operations.

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

The occurrence of severe catastrophic events may have a material adverse effect on our financial results.

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. In 2013, we took additional steps to reduce our exposure to catastrophe losses by selling our excess property primary business written through Maiden Specialty, on May 1, 2013. The policies in effect on April 30, 2013 are still being run-off. At December 31, 2014, our one-in-250 year catastrophe exposure to a hurricane or an earthquake event was approximately $33.5 million and $33.2 million, respectively.

While we attempt to carefully manage our aggregate exposure to catastrophes, modeling errors and the incidence and severity of catastrophes, such as hurricanes, windstorms, cyber attacks and large-scale terrorist attacks, are inherently unpredictable, and our losses from catastrophes could be substantial. Further, many scientists believe that the earth's atmospheric and oceanic temperatures are increasing and that, in recent years, changing climate conditions have increased the unpredictability, severity and frequency of natural disasters in certain parts of the world. In addition, it is possible that we may experience an unusual frequency of smaller losses in a particular period, as we did in 2011. Conversely, in 2012, we incurred substantial losses from a single event, Superstorm Sandy which, while consistent with our stated risk tolerance, did result in an operating loss in the fourth quarter of 2012. Maiden has since sold the business that generated the majority of the losses from Superstorm Sandy, which has resulted in a significant reduction in our overall catastrophe exposure.

We may face substantial exposure to losses from terrorism, acts of war and political instability.

We have exposure to losses resulting from acts of terrorism, acts of war and political instability as a reinsurer of U.S. domiciled insurers. U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The TRIA requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act ("TRIEA") extended the federal assistance program through 2007, but it also set a per-event threshold that had to be met before the federal program would become applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Revitalization Act ("TRIPRA") currently extends the federal assistance program through December 31, 2014. The program was reauthorized, with some adjustments to its provisions, for six years through December 31, 2020.

TRIPRA also expanded the definition of Act of Terrorism by removing the distinction between foreign and domestic acts of terrorism. Any renewal may be on substantially less favorable terms and it is presently uncertain if TRIPRA will be renewed at all.

Pursuant to the quota share agreements with AmTrust and the reinsurance agreements that we anticipate that our reinsurance subsidiaries that write in the Diversified Reinsurance segment will enter into with others, our subsidiaries will reinsure a portion of each ceding insurer’s losses resulting from terrorism. With respect to those reinsurance agreements that we have entered into to date, either terrorism coverage is specifically excluded or we do not consider exposure to terrorist acts to be significant.

We may or may not use retrocessional and reinsurance coverage to limit our exposure to risks. Any retrocessional or reinsurance coverage that we obtain may be limited, and credit and other risks associated with our retrocessional and reinsurance arrangements may result in losses which could adversely affect our financial condition and results of operations.

We will provide reinsurance to our clients and in turn we may or may not retrocede reinsurance we assume to other insurers and reinsurers. If we do not use retrocessional coverage or reinsurance, our exposure to losses will be greater than if we did obtain such coverage. If we do obtain retrocessional or reinsurance coverage, some of the insurers or reinsurers to whom we may retrocede coverage or reinsure with may be domiciled in Bermuda or other non-U.S. locations. We would be subject to credit and other risks that depend upon the financial strength of these reinsurers. Further, we will be subject to credit risk with respect to any retrocessional or reinsurance arrangements because the ceding of risk to reinsurers and retrocessionaires would not relieve us of our liability to the clients or companies we insure or reinsure. Our failure to establish adequate reinsurance or retrocessional arrangements or the failure of any retrocessional arrangements to protect us from overly concentrated risk exposure could adversely affect our business, financial condition and results of operation. We may attempt to mitigate such risks by retaining collateral or trust accounts for premium and claims receivables, but nevertheless we cannot be assured that reinsurance will be fully collectable in the case of all potential claims outcomes.

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

Our business is subject to risks related to litigation.

We may from time to time be subject to litigation in the ordinary course of business relating to our current and past business operations, including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers and termination of contracts and related claims and disputes with former employees. We also cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.

An adverse resolution of one of more lawsuits or arbitrations could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

The integration of companies we acquire may not be as successful as we anticipate.

While we have had limited acquisition activity since our inception, specifically the GMAC Acquisition and the IIS Acquisition, we may periodically evaluate and undertake acquisitions. Acquisitions involve numerous risks, including operational, strategic, and financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company from a financial and operational standpoint may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions.

Technology breaches or failures, including, but not limited to, those resulting from cyber-attacks on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

Information technology and application systems can streamline many business processes and ultimately reduce the cost of operations, technology initiatives present certain risks. Our business is dependent upon our employees' and outsourcers' ability to perform, in an efficient and uninterrupted fashion, necessary business functions. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. Our information technology systems include the Internet and third-party hosted services. We use information systems to process financial information and results of operations for internal reporting purposes and for regulatory financial reporting, legal and tax requirements. We also use information systems for electronic communications with customers and our various locations.

A shutdown or inability to access one or more of our facilities, a power outage, a security breach, or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. These incidents could be caused by malicious or disruptive software, computer hackers, rogue employees, cyber-attacks, failures of telecommunications systems or other catastrophic events. If sustained or repeated, such a business interruption, system failure or service denial could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely manner or perform other necessary business functions. Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. In addition, we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us, and may become subject to legal action and increased regulatory oversight. We could also be required to spend significant financial and other resources to remedy any damage caused to repair or replace information systems.

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed and/or stored in such systems, and we periodically employ third parties to evaluate and test the adequacy of such systems, controls and procedures. In addition, we have established a business continuity plan which is designed to ensure that we are able to maintain all aspects of our key business processes functioning in the midst of certain disruptive events, including any disruptions to or breaches of our information technology systems. We continue to make investments in technologies, cyber-insurance and training. Our business continuity plans are tested and evaluated for adequacy. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business.

We have a cyber-security insurance policy which provides insurance coverage for cyber liability as well as additional expenses for various limits including business interruption, theft loss, communication loss, threat expenses, vandalism expenses and regulatory actions. It is possible that insurance policies we have in place with third-parties would not entirely protect us in the event that we experienced a breach, interruption or widespread failure of our information technology systems.

Like most major corporations, Maiden’s information systems are a target of attacks. Although we have experienced no known material or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.

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

In recent years, the market has been in a competitive environment in which underwriting capacity has expanded, risk selection became less discrete and price competition increased sharply. During that period, market participants' capital levels have continued to improve due to positive earnings and improved values of risk assets over that time. In addition, an influx of new market participants with different operating models than traditional reinsurers such as us, have entered the market place. While many of these new market participants specialize in property catastrophe oriented business and do not directly compete with us, they are influencing competitive conditions in the broader reinsurance market. This additional underwriting capacity resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline.

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

In 2014, reinsurance of U.S. workers’ compensation insurance was 36.4% of total net premiums written, which is our largest exposure to a particular line of business, and reflects the ongoing growth of our largest client, AmTrust. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets. Currently, reductions in the number of people employed has affected the underlying payrolls which are generally the basis for insurance premiums charged and subsequently paid to reinsurers for the protection we offer.

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

We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: Swiss Reinsurance Company Ltd., Munich Reinsurance America, Inc., PartnerRe Ltd., Hannover Re Group, Transatlantic Reinsurance Company and General Reinsurance Corporation.

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

The insurance and reinsurance industry continues to undergo a process of consolidation as industry participants seek to enhance their product and geographic reach, client base, operating efficiency and general market power through merger and acquisition activities. It is possible that the larger combined entities resulting from these mergers and acquisition activities may seek to use the benefits of consolidation, including improved efficiencies and economies of scale, to, among other things, implement price reductions for their products and services to increase their market shares. Consolidation among primary insurance companies may also lead to reduced use of reinsurance as the resulting larger companies may be able to retain more risk and may also have bargaining power in negotiations with reinsurers. If competitive pressures compel us to reduce our prices, our operating margins will decrease.

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

Financial Strength and Debt Ratings

Ratings downgrades of either Maiden Bermuda or Maiden US may adversely affect our competitive position and our ability to meet our financial goals and capital requirements.

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda and Maiden US have each received a financial strength rating of "A-" (Excellent) with a positive outlook from A.M. Best, which is the fourth highest of sixteen rating levels. These subsidiaries have also received a financial strength rating of "BBB+" (Good) with a negative outlook from S&P, which is the eighth highest of twenty-two rating levels.

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

The ratings of Maiden Bermuda and Maiden US are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or S&P. If A.M. Best were to downgrade Maiden Bermuda’s rating below "A-", AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or S&P were to downgrade Maiden Bermuda or Maiden US, our competitive position would suffer, and our ability to market our products, to obtain clients and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because our insurance and reinsurance company clients may move to other reinsurers with higher claims paying and financial strength ratings.

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

In accordance with industry practice, we anticipate that we will frequently pay amounts owed on claims under our reinsurance contracts to brokers, and these brokers in turn are required to pay and will pay these amounts over to the clients that have purchased reinsurance from us. If a broker fails to make such a payment, it is highly likely that we will be liable to the client for the deficiency under local laws or contractual obligations, notwithstanding the broker’s obligation to make such payment. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we actually receive the premiums from the brokers. Consequently, we will assume a degree of credit risk associated with brokers with whom we work with respect to most of our reinsurance business.

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

Investment income is an important component of our net income. We currently plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. At December 31, 2014, the fixed income securities of $3.5 billion in our investment portfolio represented 89.5% of our total cash and invested assets, of which $12.6 million or 0.3% were in other investments, a combination of investments in limited partnerships and equity investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. As we currently classify all of our fixed maturity investments as available-for-sale ("AFS"), changes in the market value of our securities are reflected in shareholders’ equity.

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

At December 31, 2014 and 2013, these respective durations in years were as follows:

For the Year Ended December 31,	2014	2013
AFS fixed maturities and cash and cash equivalents	4.1	4.3
Reserve for loss and LAE	4.4	4.2

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of mortgage-backed securities ("MBS").

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

While we believe we have substantially mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. While we have been successful to date in raising the capital necessary to prudently manage our business, our business has grown rapidly and we may need to raise additional funds to further capitalize Maiden Bermuda and Maiden US, or expand our IIS business. We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into retrocession agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.

If the ratings with S&P are lowered beyond current levels, this could impact our ability to obtain additional debt or hybrid capital at reasonable terms. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

In addition to company-specific factors, the availability of additional financing will depend on a variety of other factors such as market conditions, the general availability of capital, the volume of trading activities and the overall availability of capital to the financial services industry. As such, we may be forced to delay raising capital, issue shorter maturity securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. If we cannot obtain adequate capital, our business prospects, results of operations and financial condition could be adversely affected.

We have debt and preference shares outstanding that could adversely affect our financial flexibility.

In connection with the Senior Note Offerings, Maiden NA has issued Senior Notes in the principal amount of $360.0 million, which is subject to a guarantee by Maiden Holdings. We have also issued $315.0 million in Preference Shares since 2012, the dividends of which are required to be paid before common shareholders are eligible for dividend payments. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our common shareholders;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby, reducing funds available for working capital, capital expenditures, acquisitions and other purposes; and

•
impacting rating agencies and regulators assessment of our capital position, adequacy and flexibility and therefore, the financial strength ratings of rating agencies and regulators assessment of our solvency.

Our failure to comply with restrictive covenants contained in the indentures governing our Senior Notes or any future credit facility could trigger prepayment obligations, which could adversely affect our business, financial condition and results of operations.
The indentures governing our Senior Notes contain covenants that impose restrictions on us and certain of our subsidiaries with respect to, among other things, the incurrence of liens and the disposition of capital stock of these subsidiaries. In addition, any future credit facility may require us and/or certain of our subsidiaries to comply with certain covenants, which may include the maintenance of a minimum consolidated net tangible worth and restrictions on the payment of dividends. Our failure to comply with these covenants could result in an event of default under the indentures or any future credit facility, which, if not cured or waived, could result in us being required to repay the notes or any amounts outstanding under such credit facility prior to maturity. As a result, our business, financial condition and results of operations could be adversely affected. For more details on our indebtedness, see "Notes to Consolidated Financial Statements Note 7. Long-Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The Preference Shares are equity and are subordinate to our existing and future indebtedness and other liabilities.

The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2014, our total consolidated debt was $360.0 million and our total consolidated liabilities were $3.9 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board).

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the U. S.

Maiden Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the U.S. and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities, including when our obligations to these ceding companies exceed negotiated amounts, in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company. It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited. At December 31, 2014, 88.1% of the collateral provided by Maiden Bermuda was in the form of trusts.

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

We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2014, no such hedges or hedging strategies were in force or had been entered into.

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
For the year ended December 31, 2014, 12.9% of our net premiums written and 11.8% of our reserve for loss and LAE is euro denominated. At December 31, 2014 our fixed income portfolio contains: (1) $34.2 million of euro-denominated non-U.S. government and supranational bonds, which constitute 1.0% of the fixed income portfolio; and (2) $305.3 million of euro-denominated non-U.S. corporate bonds, which constitutes 8.8% of the fixed income portfolio. Of the euro-denominated non-U.S. government bonds, 60.7% were from Germany and the State of Israel. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.
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

In 2008, the BMA introduced new risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the new risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiary increased under the BSCR. While our Bermuda-based operating subsidiary currently has adequate capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.

Europe

Within the EU, the EU Reinsurance Directive of November 2005 (the "Directive") was adopted. Member States of the EU and the European Economic Area ("EEA") were required to implement this by December 2007, however, several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country, therefore, allowing reinsurers established in the EU to provide services to all EEA states. As a result, Maiden LF, being established in Sweden and regulated by the Swedish Finansinspektionen ("Swedish FSA"), is able, subject to regulatory notifications and there being no objection from the Swedish FSA and the Member States concerned, to provide insurance and reinsurance services in all EEA Member States.

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

Solvency II was adopted by the European Parliament in April of 2009. The EU’s executive body, the European Commission ("EC") had previously scheduled January 1, 2014 for implementation of Solvency II but this has been delayed until a start date of January 1, 2016. Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU. Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. The Solvency II directive proposes that EU and non-EU reinsurers shall be treated in the same way provided that the non-EU jurisdiction is found to have a regulatory regime "equivalence" to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EU countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EU may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide additional collateral for our obligations to EU insurers. The BMA is seeking “equivalence” under the Solvency II directive and the European Insurance Occupational Pension Authority (“EIOPA”) has completed an equivalence assessment noting that the BMA meets the criteria set out in EIOPA's methodology for equivalence assessments under Solvency II for Bermuda reinsurers but with certain caveats. It is the responsibility of the EC to grant full equivalence. A finding that Bermuda’s insurance regulatory regime is not equivalent to the Solvency II could increase the cost of Maiden Bermuda’s European business due to the potential of having to post additional collateral but it would not affect Maiden Bermuda's ability to operate in Europe.

United States

In the U.S., licensed reinsurers are highly regulated and must comply with financial supervision standards comparable to those governing primary insurers. For additional discussion of the regulatory requirements to which Maiden Holdings, as a holding company, and its subsidiaries are subject, see Item 1 "Business — Regulatory Matters" in this Form 10-K. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could materially adversely affect our financial condition and results of operations. In addition, these statutes and regulations may, in effect, restrict the ability of our subsidiaries to write new business or, as indicated below, distribute funds to Maiden Holdings. In recent years, some U.S. state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Moreover, the NAIC and state insurance regulators regularly re-examine existing laws and regulations and interpretations of existing laws and develop new laws. The new interpretations or laws may be more restrictive or may result in higher costs to us than current statutory requirements.

In addition, the federal government has undertaken initiatives, including Dodd-Frank, in several areas that may impact the reinsurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. Dodd-Frank became effective on July 21, 2011. In addition to introducing sweeping reform of the U.S. financial services industry, Dodd-Frank has changed the regulation of reinsurance in the U.S. Dodd-Frank prohibits a state from denying credit for reinsurance if the state of domicile of the insurer purchasing the reinsurance recognizes credit for reinsurance. At present, it appears the changes specific to reinsurance in Dodd-Frank will not have a material adverse effect for non-U.S. reinsurers such as us, however, there is still significant uncertainty as to how these and other provisions of Dodd-Frank will be implemented in practice.

Applicable insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.

Under Bermuda law, for so long as Maiden Holdings has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden Holdings and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and to an additional fine of $500 for each day on which the offense has continued), or, if convicted on indictment, to a fine of $100,000 and/or 2 years in prison. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

In addition to the foregoing, we are subject to U.S. state statutes governing insurance holding companies, which generally require that any person or entity desiring to acquire direct or indirect control of any of our U.S. insurance company subsidiaries obtain prior regulatory approval. "Control" is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract (except a commercial contract for goods or non-management services) or otherwise. Under the laws of most U.S. states, any beneficial owner of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. These laws may also discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

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

Our success depends largely on our senior management, which includes, among others, Arturo M. Raschbaum, our President and Chief Executive Officer, Karen L. Schmitt, our Chief Financial Officer, Thomas H. Highet, our President of Maiden US, Patrick J. Haveron, our Executive Vice President and President of Maiden Bermuda, and Lawrence F. Metz, our Senior Vice President, General Counsel and Secretary. We have entered into employment agreements with each of these executive officers, as well as with additional former key employees of GMAC RE and GMAC IIS. These employees were instrumental in developing the book of business with the former GMAC RE and GMAC IIS and have been managing the retention of that business as it has transferred to Maiden US or Maiden Bermuda. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ sixteen non-Bermudians in our Bermuda office including our President and Chief Executive Officer, our Chief Financial Officer, our President of Maiden Bermuda and Maiden Bermuda's Chief Underwriting Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, three, five, six or, in certain circumstances for key executives, ten years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

Corporate Governance

Our holding company structure and certain regulatory and other constraints affect our ability to pay dividends and make other payments.

Maiden Holdings is a holding company. As a result, we do not have, and will not have, any significant operations or assets other than our ownership of the shares of our subsidiaries.

We expect that dividends and other permitted distributions from Maiden Bermuda, Maiden Global (and its subsidiaries), Maiden LF and Maiden NA (and its subsidiaries) will be our sole source of funds to pay dividends to common and preference shareholders and meet ongoing cash requirements, including debt service payments, if any, and other expenses. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have a material adverse effect on our business, financial condition and results of operations. We are also subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our shares and make other payments. Under the Companies Act, we may declare or pay a dividend out of distributable reserves only if we have reasonable grounds for believing that we are, or would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than our liabilities.

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more, such application should consist of an affidavit signed by at least two directors and the principal representative stating that in their opinion the proposed reduction in capital will not cause Maiden Bermuda to fail to meet its relevant margins, and such other information as the BMA may require. Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. At December 31, 2014, Maiden Bermuda has the ability to pay dividends or distributions not exceeding $222.5 million without prior regulatory approval.

The timing and amount of any cash dividends on our common shares are at the discretion of the Board of Directors and will depend upon result of operations and cash flows, our financial position and capital requirements, and any other factors that our Board of Directors deems relevant.

The ability of Maiden US and Maiden Specialty to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings. At December 31, 2014, Maiden US currently cannot pay dividends to Maiden NA.

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. As of March 2, 2015, our Founding Shareholders beneficially control approximately 28.1% of our outstanding common shares. Although they do not have any voting agreements or arrangements, our Founding Shareholders could exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.13 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.13 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints. Payment of dividends to common shareholders is also predicated on the payment of dividends to holders of Preference Shares before any such common dividend can be paid. If required dividend payments on the Preference Shares are not made, dividends to common shareholders may not be made until such time that Preference Share dividend payments resume.

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

Dividends on the Preference Shares - Series B are cumulative.

Dividends on the Preference Shares - Series B are cumulative and payable only out of lawfully available funds of Maiden Holdings under Bermuda law. We will pay cumulative dividends on each of the Preference Shares - Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share - Series B or $0.90625 per quarter except on the initial payment date which was $0.745139). Dividends will accrue and accumulate from the date of issuance and, to the extent that we have lawfully available funds to pay dividends and the Board of Directors declares a dividend payable, it will pay dividends quarterly each year commencing on December 15, 2013, up to, and including, September 15, 2016 in cash and on September 15, 2016 or any earlier conversion date in cash, common shares, or a combination thereof, at our election and subject to the share cap, which is an amount per share equal to the product of (i) 2 and (ii) the maximum conversion rate of 4.0322, subject to conversion rate adjustments. No dividend will be declared or paid upon, or any sum set apart for the payment of dividends upon, any outstanding share of the mandatory convertible preference shares with respect to any dividend period unless all dividends for all preceding dividend periods have been declared and paid or declared and a sufficient sum has been set apart for the payment of such dividends upon all outstanding mandatory convertible preference shares.

The conversion rate will be adjusted from time to time if we issue common shares as a dividend, increases the cash dividend from $0.09 per share or in some other cases as described under "Description of the Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013.

On November 5, 2014, the Company’s Board of Directors approved an increase in the quarterly dividend payable to common shareholders from $0.11 to $0.13. The dividend will be payable on January 15, 2015 to shareholders of record as of January 2, 2015. Pursuant to the Conversion Rate Adjustment described above, the minimum and maximum conversion rates of 3.2258 and 4.0322, respectively, will be adjusted. The adjusted minimum and maximum conversion rates is determined after the close of business on January 2, 2015 (dividend record date), when the market price of the Company’s common shares is known. The current number of common shares that could possibly be issued on conversion, if conversion after January 2, 2015 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 10,751,648, an increase of 106,486 common shares since October 1, 2013.

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

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of March 3, 2015, 73,092,169 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of March 3, 2015, the total options outstanding was 2,315,450. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

Provisions in our bye-laws may reduce or increase the voting rights of our shares.

In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the "IRS Code")) of any U.S. Person (as that term is defined in the risk factors under the section captioned "Taxation" within this Item on page 45 (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, to any of our subsidiaries or any direct or indirect shareholder or its affiliates. "Controlled shares" include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the IRS Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

Under these provisions, certain shareholders may have their voting rights limited, while other shareholders may have voting rights in excess of one vote per share. Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.

We are authorized under our bye-laws to request information from any shareholder for the purpose of determining whether a shareholder’s voting rights are to be reallocated under the bye-laws. If any holder fails to respond to this request or submits incomplete or inaccurate information, we may, in our sole discretion, eliminate or adjust the shareholder’s voting rights.

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

In addition, AII, AEL and AIUL are entitled to terminate their quota share agreements if we undergo a change in control. Because we expect the business we reinsure from AmTrust to constitute a substantial portion of our business, this termination right may deter parties who are interested in acquiring us, may prevent shareholders from receiving a premium over the market price of our common shares and may depress the price of our common shares below levels that might otherwise prevail.

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

AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of certain lines of business that existed on the effective date. In 2011, we provided additional quota share reinsurance through the European Hospital Liability Quota Share which is a separate one-year, renewable, 40% quota share agreement with AEL and AIUL. The European Hospital Liability Quota Share covers those entities' medical liability business in Europe, all of which is in Italy and France at the present time.

We are still dependent, however, on AmTrust and its subsidiaries for a substantial portion of our business and underwriting income. Our Reinsurance Agreement with AII has been renewed for an additional three years (until July 1, 2016), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below "A-"). The Reinsurance Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Reinsurance Agreement would significantly reduce our revenues and could have a material adverse effect on us.

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

Because (i) our Founding Shareholders collectively own or control approximately 53.9% of the outstanding shares of AmTrust’s common shares, (ii) our Founding Shareholders sponsored our formation, and (iii) our Founding Shareholders’ common shares represent approximately 28.1% of our outstanding common shares; we, therefore, may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.

Our non-executive Chairman of the Board currently holds the positions of President, Chief Executive Officer and director of AmTrust, These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

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

Collateral has been provided to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.

As a result of our use of trust accounts, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility. If further collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required. At December 31, 2014, $2.1 billion was provided as collateral to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.

Maiden Bermuda is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Bermuda’s assets from their trust account or misapplies withheld funds that are due to Maiden and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Bermuda to recover any such amounts to which we are entitled than it would be if Maiden Bermuda had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Bermuda any collateral provided by Maiden Bermuda that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Bermuda. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Bermuda chooses not to terminate the Reinsurance Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically.

We will not be able to control AmTrust’s decisions relating to its other reinsurance, and AmTrust may change its reinsurance in ways that could adversely affect us.

The reinsurance ceded by AmTrust is net of any reinsurance that AmTrust obtains from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums, net of commissions, in the case of AmTrust’s U.K. subsidiary, and net of reinsurance with unaffiliated reinsurers relating to certain lines of business that existed on the effective date and will be liable for 40% of losses and LAE on these certain lines of ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust purchases from unaffiliated reinsurers. If AmTrust chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust would reduce the premium revenue ceded to us. The purchase of such additional reinsurance would, however, in general inure to our benefit.

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

On February 14, 2013, the EU Commission published a proposal for a Directive for a common FTT in those EU Member States which choose to participate (''the FTT Zone"), currently Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia.

The proposed FTT has broad scope and would apply to financial transactions where at least one party to the transaction is established in the FTT Zone and either that party or another party is a financial institution established in the F1T Zone. "Financial institution" covers a wide range of entities, including insurance and reinsurance undertakings. "Financial transaction" includes the sale and purchase of a financial instrument, a transfer of risk associated with a financial instrument and the conclusion or modification of a derivative. The proposed minimum rate of tax is 0.1% of the consideration, or 0.01% of the notional amount in relation to a derivative. A financial institution may be deemed to be "established" in the FTT Zone even if it has no business presence there, if the underlying financial instrument is issued in the FTT Zone.

The FTT proposal remains subject to negotiation between the participating EU Member States. It may therefore be altered prior to any implementation, the timing of which remains unclear. The current plan is to implement a FTT on a progressive basis, with the first phase applying from January 1, 2016. The introduction of FTT in this or similar form could have an adverse effect on the Company's economic performance.

We may be subject to U.S. federal income tax, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the U.S. through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries; (iii) our non-executive Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust, and (c) one of our directors is related to a significant shareholder of AmTrust; (iv) one of our Founding Shareholders, Michael Karfunkel, controls NGHC; (v) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, and (vi) the activities conducted outside the U.S. related to Maiden Bermuda’s start-up were limited, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

Potential Additional Application of the Federal Insurance Excise Tax.

The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (the "FET") is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the U.S. or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the U.S. which are located within the U.S. ("U.S. Situs Risks"), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’s position is unclear, and the District Court for the District of Columbia recently held that the FET does not apply to retro-cession contracts. Maiden Bermuda has not determined if the FET should be applicable with respect to risks ceded to it by, or by it to, a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to Maiden Bermuda by a U.S. insurance company and retroceded by Maiden Bermuda to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to Maiden Bermuda with respect to such risks.

Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.

If you are a "10% U.S. Shareholder" of a non-U.S. corporation (defined as a U.S. Person who owns (directly, indirectly through non-U.S. entities or constructively (as defined below)) at least 10% of the total combined voting power of all classes of shares entitled to vote) that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s "subpart F income", even if the subpart F income is not distributed. "Subpart F income" of a non-U.S. insurance corporation typically includes foreign personal holding company income (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if 10% U.S. Shareholders own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (that is, "constructively")) more than 50% of the total combined voting power of all classes of voting shares of that non-U.S. corporation or the total value of all shares of that corporation.

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

For purposes of this discussion, the term "U.S. Person" means: (i) an individual citizen or resident of the U.S., (ii) a partnership or corporation created or organized in or under the laws of the U.S., or under the laws of any State thereof (including the District of Columbia), (iii) an estate, the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (1) a court within the U.S. is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (2) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.

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

At December 31, 2014, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2014 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

If Maiden Holdings is considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Maiden Holdings were considered a PFIC, upon the death of any U.S. individual owning our shares, such individual’s heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that we will not be deemed a PFIC by the IRS. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.

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

The Quota Share Agreements between Maiden Bermuda and AmTrust may be subject to recharacterization or other adjustment for U.S. federal income tax purposes, which may have a material adverse effect on our financial condition and operating results.

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

In the past, legislation has been introduced in the U.S. Congress (but not enacted) intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse effect on us, or our shareholders. For example, President Obama’s budget proposals and legislative proposals would reduce or eliminate the tax deduction for reinsurance premiums paid by a U.S. insurer or reinsurer to a non-U.S. affiliate. Another legislative proposal would treat foreign corporations as U.S. corporations for tax purposes if management and control occur primarily in the U.S. Any such change in U.S. tax law could have a material adverse effect on the Company.

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S., or is a PFIC or whether U.S. Persons would be required to include in their gross income the "subpart F income" or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

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

A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 21% (due to fall to 20% from April 1, 2015 if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.

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

From April 1, 2015, the U.K. plans to introduce a new Diverted Profits Tax ("DPT"). The DPT will apply to foreign companies with sales in the U.K. that organize their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT will be charged at 25% of the profits representing the contribution of the U.K. activities to the group’s results.

If either Maiden Holdings or Maiden Bermuda were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, or if the DPT applied, the results of our operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Hamilton, Bermuda (our corporate headquarters), the U.S., the U.K., Germany, Austria and Russia for the operation of our business. We also lease a property for employee use in Bermuda. Our office leases have remaining terms ranging approximately from 1 month to 6 years in length. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. For more information on our leasing arrangements, please see Note 11. Commitments and Contingencies of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Our office space lease in Hamilton, Bermuda for Maiden Holdings and Maiden Bermuda expires on November 30, 2017 with an option to renew for another five years. We have an office space lease in Mount Laurel, New Jersey expiring on September 30, 2020, for use by Maiden Re and Maiden US. We also lease office space in the U.K. Germany, Austria and Russia, respectively, with various expiry dates.

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
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares began publicly trading on NASDAQ under the symbol "MHLD" on May 6, 2008. The following table sets out the high and low prices for our common shares for the periods indicated as reported by NASDAQ. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

	High	Low
2013
First quarter	$10.80	$9.33
Second quarter	$11.31	$9.90
Third quarter	$13.46	$11.22
Fourth quarter	$12.90	$10.36
2014
First quarter	$13.48	$10.55
Second quarter	$13.05	$11.29
Third quarter	$12.51	$11.07
Fourth quarter	$13.52	$10.92

At March 2, 2015, the last reported sale price of our common share was $14.36 per share and there were 34 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2014 and 2013, we declared regular quarterly dividends totaling $0.46 and $0.38 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization. On July 24, 2014, the Company's Board of Directors approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. During the years ended December 31, 2014 and 2013, there were no common shares repurchased by the Company under the plan.

As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability of our subsidiaries to pay dividends is limited by the applicable laws and regulations of the various countries in which we operate, including Bermuda and the U.S. See Item 1 "Business — Regulatory Matters", Item 7 "Management’s Discussion and Analysis of Financial Condition", and "Results of Operations, Liquidity and Capital Resources — Restrictions, Collateral and Specific Requirements", included in this Annual Report on Form 10-K.

Performance Graph

The following information is not deemed to be "soliciting material" or to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for S&P 500 Composite Stock Price Index ("S&P 500"), and NASDAQ Insurance Index for the five year period beginning December 31, 2009, assuming $100 was invested on that date and ending on December 31, 2014.

The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

250
200
150
100
50
0
12/31/2009
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
MHLD
NASDAQ Insurance
S&P 500

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2014.

Statement of income data and balance sheet data are derived from our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk see Item 1A. "Risk Factors" in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Annual Report on Form 10-K, including Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data".

For the Year Ended December 31,	2014	2013	2012	2011	2010
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$2,507.4	$2,204.2	$2,001.0	$1,812.6	$1,298.1
Net premiums written	$2,458.1	$2,096.3	$1,901.3	$1,723.5	$1,227.8
Net premiums earned	$2,251.7	$2,000.9	$1,803.8	$1,552.4	$1,169.8
Other insurance revenue	13.4	14.2	12.9	12.6	—
Net investment income	117.2	91.4	81.2	74.9	71.6
Net realized and unrealized gains on investments	1.2	3.6	1.9	0.5	6.6
Net impairment losses recognized in earnings	(2.4)	—	—	—	—
Total revenues	2,381.1	2,110.1	1,899.8	1,640.4	1,248.0
Net loss and loss adjustment expenses	1,498.3	1,349.6	1,262.3	1,043.1	755.1
Commissions and other acquisition expenses	659.3	556.6	492.1	438.8	336.7
General and administrative expenses	62.9	58.7	53.8	53.9	42.2
Interest and amortization expenses	29.6	39.5	36.4	34.1	36.5
Accelerated amortization of junior subordinated debt discount and issuance cost	28.2	—	—	20.3	—
Junior subordinated debt repurchase expense	—	—	—	15.1	—
Amortization of intangible assets	3.3	3.8	4.4	5.0	5.8
Foreign exchange and other (gains) losses	(4.2)	(2.8)	(1.6)	(0.3)	0.5
Income tax expense	2.2	1.9	2.2	1.9	1.3
Income attributable to noncontrolling interests	0.1	0.1	0.1	—	—
Total expenses	2,279.7	2,007.4	1,849.7	1,611.9	1,178.1
Dividends on preference shares	(24.3)	(14.8)	(3.6)	—	—
Net income attributable to Maiden common shareholders	$77.1	$87.9	$46.5	$28.5	$69.9
Per Common Share Data:
Earnings per common share(1):
Basic	$1.06	$1.21	$0.64	$0.40	$0.99
Diluted	$1.04	$1.18	$0.64	$0.39	$0.98
Weighted average number of common shares outstanding:
Basic	72,843,782	72,510,361	72,263,022	72,155,503	70,799,966
Diluted	74,117,568	76,417,839	73,105,531	72,903,688	71,372,688
Dividends declared per common share	$0.46	$0.38	$0.33	$0.30	$0.27

For the Year Ended December 31,	2014	2013	2012	2011	2010
Selected Consolidated Ratios:
Loss and loss adjustment expense ratio(2)	66.1%	67.0%	69.5%	66.6%	64.6%
Commission and other acquisition expense ratio(3)	29.1%	27.6%	27.1%	28.0%	28.8%
General and administrative expense ratio(4)	2.8%	2.9%	2.9%	3.5%	3.5%
Expense ratio(5)	31.9%	30.5%	30.0%	31.5%	32.3%
Combined ratio(6)	98.0%	97.5%	99.5%	98.1%	96.9%

December 31,	2014	2013	2012	2011	2010
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$108.1	$139.8	$81.5	$188.1	$96.2
Restricted cash and cash equivalents	284.4	77.4	132.3	114.9	89.8
Total investments, at fair value	3,469.5	3,167.2	2,621.6	2,022.9	1,880.3
Reinsurance balances receivable, net	513.0	560.1	522.6	423.4	226.3
Loan to related party	168.0	168.0	168.0	168.0	168.0
Deferred commission and other acquisition expenses	372.5	304.9	270.7	248.4	203.6
Total assets	5,164.1	4,713.4	4,138.2	3,395.1	2,982.6
Reserve for loss and loss adjustment expenses	2,271.3	1,957.8	1,740.3	1,398.4	1,226.8
Unearned premiums	1,207.8	1,034.8	936.5	832.0	657.6
Senior notes	360.0	360.0	207.5	107.5	—
Junior subordinated debt (7)	—	126.4	126.3	126.3	215.2
Total Maiden shareholders’ equity	1,240.7	1,123.8	1,015.2	768.6	750.2

Book Value:
Book value per common share(8)	$12.69	$11.14	$11.96	$10.64	$10.40
Accumulated dividends per common share	2.22	1.76	1.38	1.05	0.75
Book value per common share plus accumulated dividends	$14.91	$12.90	$13.34	$11.69	$11.15
Change in book value per common share plus accumulated dividends	15.6%	(3.3)%	14.1%	4.8%	10.3%

Diluted book value per common share(9)	$12.47	$10.92	$11.95	$10.48	$10.26

(1)
Please refer to "Notes to Consolidated Financial Statements Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for the calculation of basic and diluted earnings per common share.

(2)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by adding together the commission and other acquisition expense ratio and the general and administrative expense ratio.

(6)	Calculated by adding together the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

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

(9)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B are excluded at December 31, 2014 and 2013 as they are anti-dilutive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K and Item 1, "Business - General Overview" on page 2. Amounts in tables may not reconcile due to rounding differences. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risk and uncertainties. Please see the "Special Note About Forward-Looking Statements" in this Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in this discussion and analysis. You should review the "Risk Factors" set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained herein.

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

We have operations in Bermuda and the United States which provide reinsurance through our wholly owned subsidiaries, Maiden Bermuda and Maiden US. Maiden Bermuda and Maiden US do not underwrite any direct insurance business. Maiden LF is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global business development efforts.

Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance (previously titled AmTrust Quota Share Reinsurance). Please refer to Item 1, "Business - Our Reportable Segments" section of this Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion on the revised structure of the reportable segments.

Recent Developments

The following are strategic and capital transactions that occurred during the years ended December 31, 2014 and 2013.

Redemption of Junior Subordinated Debt

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden Holdings North America ("Maiden NA"), repurchased all of the outstanding Trust Preferred Securities (the "TRUPS Offering"), with a face value of $152.5 million, which has substantially lowered our cost of capital. The Company utilized the net proceeds of its Senior Notes offering in November 2013 ("2013 Senior Notes"), as well as cash on hand, to redeem the junior subordinated debt. As a result of the redemption, during the year ended December 31, 2014, the Company incurred a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issuance discount and write-off of issuance costs associated with the junior subordinated debt.

Issuance of 2013 Senior Notes

On November 25, 2013, the Company, through Maiden NA, issued $152.5 million principal amount of 7.75% 2013 Senior Notes due on December 1, 2043, which are fully and unconditionally guaranteed by the Company. The 2013 Senior Notes are redeemable for cash, in whole or in part, on or after December 1, 2018 at 100% of the principal amount to be redeemed plus accrued and unpaid interest up to but excluding the redemption date. The effective interest rate of the 2013 Senior Notes, based on the net proceeds received, was 8.02%. The net proceeds from the sale of the 2013 Senior Notes were $147.4 million after deducting issuance costs of $5.1 million. Maiden NA has listed the 2013 Senior Notes on NYSE and trading commenced on November 27, 2013 under the symbol "MHNC".

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
The Preference Shares - Series B have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series B have not been declared and paid for the equivalent of six or more dividend periods. The Preference Shares - Series B have been listed on NASDAQ and trading commenced on October 1, 2013 under the symbol "MHLDO".

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

Divestiture of Maiden's E&S Property Business

On April 22, 2013, we entered into a transaction with Brit whereby effective May 1, 2013, the Company and Brit's subsidiary, Brit Global Specialty, entered into a temporary 100% quota share reinsurance of E&S business written by Maiden. Brit subsequently assumed the renewal rights of our E&S business through BGSU, who is now writing the renewals of the assumed business into Brit Syndicates 2987. Employees of Maiden Specialty were transitioned to BGSU effective May 1, 2013. We also entered into supporting transition services and agency agreements with BGSU as part of this transaction. The existing in force E&S business written by the Company as of April 30, 2013 is presently being run-off. For the years ended December 31, 2014, 2013 and 2012, the E&S net premiums written by the Company totaled $(1.5) million, $(1.6) million and $19.6 million, respectively, which represented 0.1%, 0.1% and 1.0% of our consolidated net premiums written for each respective year.

2014 Financial Highlights

For the Year Ended December 31,	2014	2013	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$101.5	$102.8	(1.3)%
Net income attributable to Maiden common shareholders	77.1	87.9	(12.3)%
Operating earnings (1)	117.7	87.5	34.5%
Basic earnings per common share:
Net income attributable to Maiden common shareholders (2)	1.06	1.21	(12.4)%
Operating earnings (1)	1.61	1.21	33.1%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders (2)	1.04	1.18	(11.9)%
Operating earnings (1)	1.53	1.18	29.7%
Dividends per common share	0.46	0.38	21.1%
Dividends per preference shares - Series A	2.06	2.06	—%
Dividends per preference shares - Series B	3.63	0.75	384.0%
Gross premiums written	2,507.4	2,204.2	13.8%
Net premiums earned	2,251.7	2,000.9	12.5%
Underwriting income (3)	61.8	63.9	(3.3)%
Net investment income	117.2	91.4	28.3%

Combined Ratio (4)	98.0%	97.5%	0.5%
Annualized operating return on average common shareholders' equity (1)	13.6%	10.5%	29.5%

At December 31,	2014	2013	% Change
Consolidated Financial Condition	($ in Millions except per share data)
Total investments, at fair value	$3,469.5	$3,167.2	9.5%
Total assets	5,164.1	4,713.4	9.6%
Reserve for loss and loss adjustment expenses	2,271.3	1,957.8	16.0%
Total debt (5)	360.0	486.4	(26.0)%
Total Maiden common shareholders' equity	925.7	808.8	14.4%
Total Maiden shareholders' equity	1,240.7	1,123.8	10.4%
Total capital resources (6)	1,600.7	1,610.2	(0.6)%
Ratio of debt to total capital resources	22.5%	30.2%	(25.5)%

Book value per common share (7)	$12.69	$11.14	13.9%
Accumulated dividends per common share	2.22	1.76	26.1%
Book value per common share plus accumulated dividends	$14.91	$12.90	15.6%
Change in book value per common share plus accumulated dividends	15.6%	(3.3)%

Diluted book value per common share (8)	$12.47	$10.92	14.2%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-GAAP financial measures. See "Non-GAAP Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)
Please refer to "Notes to Consolidated Financial Statements Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for the calculation of basic and diluted earnings per common share.

(3)
Underwriting income is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

(4)	Calculated by adding together the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Total debt in 2014 is the Company's Senior Notes and in 2013, it is the sum of the Company's senior notes and Junior Subordinated Debt.

(6)	Total capital resources is the sum of the Company's debt and Maiden shareholders' equity. See "Non-GAAP Financial Measures" for additional information.

(7)
Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B are excluded at December 31, 2014 and 2013 as they are anti-dilutive.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss), Management uses certain key financial measures, some of which are non-GAAP measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.

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

We also exclude certain non-recurring items that are material to understanding our results of operations. For the year ended December 31, 2014, we exclude the following non-recurring items:

•	Impairment losses related to investments which were recognized in earnings;

•	Loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested E&S business;

•	The interest expense incurred on our 2013 Senior Notes prior to the redemption of the outstanding junior subordinated debt given the one time nature of the additional funding cost; and

•	The accelerated amortization of the junior subordinated debt discount and the write-off of the associated issuance costs.

For the years ended December 31, 2013, we exclude the interest incurred on the 2013 Senior Notes given the one time nature of the additional funding cost, while for the year ended December 31, 2012, there were no such non-recurring costs.

The following table reconciles our operating earnings to its most closely related U.S. GAAP measure, net income:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$77.1	$87.9	$46.5
Add (subtract):
Net realized gains on investment	(1.2)	(3.6)	(1.9)
Net impairment losses recognized in earnings	2.4	—	—
Foreign exchange and other gains	(4.2)	(2.8)	(1.6)
Amortization of intangible assets	3.3	3.8	4.4
Divested E&S business and NGHC run-off	10.4	—	—
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	0.5	1.2	—
Accelerated amortization of junior subordinated debt discount and issuance cost	28.2	—	—
Non-cash deferred tax expense	1.2	1.0	1.1
Operating earnings attributable to Maiden common shareholders	$117.7	$87.5	$48.5
Operating earnings per common share:
Basic operating earnings per common share	$1.61	$1.21	$0.67
Diluted operating earnings per common share	$1.53	$1.18	$0.66

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

Operating ROACE for the years ended December 31, 2014, 2013 and 2012 was computed as follows:

At and For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Operating earnings attributable to Maiden common shareholders	$117.7	$87.5	$48.5
Opening Maiden common shareholders’ equity	$808.8	$865.2	$768.6
Ending Maiden common shareholders’ equity	$925.7	$808.8	$865.2
Average Maiden common shareholders’ equity	$867.3	$837.0	$816.9
Operating return on average common equity	13.6%	10.5%	5.9%

Operating earnings attributable to Maiden common shareholders increased by $30.2 million, or 34.5% for the year ended December 31, 2014 compared to December 31, 2013. This increase is mainly due to higher investment income combined with lower interest and amortization expense, offset by additional preference share dividend payments on the Preference Shares - Series B issued in October 2013.

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. The 13.9% and 14.2% increase in book value per common share and diluted book value per common share, respectively, at December 31, 2014 compared to December 31, 2013 was principally the result of an increase of $69.5 million in accumulated other comprehensive income ("AOCI"), reflecting the impact of lower interest rates on the fair value of Maiden’s fixed income investment portfolio during the year ended December 31, 2014 (see "Liquidity and Capital Resources - Investments" on page 83 for further information), combined with an increase in retained earnings due to improved investment income and reduced interest expenses offset by dividend payments on both our common and preference shares and the non-recurring charges related to the accelerated amortization of the junior subordinated debt discount and issuance costs incurred during the first quarter. Book value and diluted book value per common share at December 31, 2014, 2013 and 2012 were computed as follows:

December 31,	2014	2013	2012
	($ in Millions except share and per share data)
Ending Maiden common shareholders’ equity	$925.7	$808.8	$865.2
Proceeds from assumed conversion of dilutive options	15.9	19.1	14.9
Numerator for diluted book value per common share calculation	$941.6	$827.9	$880.1

Common shares outstanding	72,932,702	72,633,561	72,343,947
Shares issued from assumed conversion of dilutive options and restricted share units	2,590,394	3,176,433	1,324,202
Denominator for diluted book value per common share calculation	75,523,096	75,809,994	73,668,149

Book value per common share	$12.69	$11.14	$11.96
Diluted book value per common share	$12.47	$10.92	$11.95

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the sum of total Maiden shareholders' equity and total debt. The ratio of Debt to Total Capital Resources at December 31, 2014 and 2013 was computed as follows:

December 31,	2014	2013
	($ in Millions)
Senior notes	$360.0	$360.0
Junior subordinated debt	—	126.4
Total debt	360.0	486.4
Maiden shareholders’ equity	1,240.7	1,123.8
Total capital resources	$1,600.7	$1,610.2
Ratio of debt to total capital resources	22.5%	30.2%

The repayment of the junior subordinated debt in the first quarter of 2014 combined with the increase in Maiden shareholders' equity described above has caused the reduction in the ratio in 2014.

Certain Operating Measures

Underwriting Income and Combined Ratio: The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and loss expense ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting net loss and LAE, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio. For purposes of these operating measures, the fee-generating business which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company.

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

The "net loss and loss adjustment expense ratio" is derived by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue. The "commission and other acquisition expense ratio" is derived by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue. The "general and administrative expense ratio" is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The "expense ratio" is the sum of the commission and other acquisition expense ratio and the general and administrative expense ratio.

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

The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, currently held as AFS, short-term investments and other investments. In accordance with U.S. GAAP, these investments are carried at fair market value and unrealized gains and losses on the Company's investments are generally excluded from earnings. These unrealized gains and losses are included on the Company's Consolidated Balance Sheet in AOCI as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit event, such losses are included in earnings as a realized loss.

Expenses

Our expenses consist largely of net loss and LAE, commission and other acquisition expenses, general and administrative expenses, interest and amortization expenses, amortization of intangible assets and foreign exchange and other gains or losses. Net loss and LAE has three main components:

•losses paid, which are actual cash payments to insureds, net of recoveries from reinsurers;

•	change in outstanding loss or case reserves, which represent cedants' best estimate of the likely settlement amount for known claims, less the portion that can be recovered from reinsurers; and

•
change in IBNR reserves, which are reserves established by us for changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported. The portion recoverable from our reinsurers is deducted from the gross estimated loss.

Commission and other acquisition expenses include commissions, brokerage fees and insurance taxes. Commissions and brokerage fees are usually calculated as a percentage of premiums and depend on the market and line of business and can, in certain instances, vary based on loss sensitive features of reinsurance contracts. Commission and other acquisition expenses are reported after: (1) deducting commissions received on ceded reinsurance; (2) deducting the part of commission and other acquisition expenses relating to unearned premiums; and (3) including the amortization of previously deferred commission and other acquisition expenses.

General and administrative expenses include personnel expenses (including share-based compensation expense), rent expense, professional fees, information technology costs and other general operating expenses.

Critical Accounting Policies and Estimates

It is important to understand our accounting policies in order to understand our financial position and results of operations. The Company’s Consolidated Financial Statements have been prepared in accordance with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following presents a discussion of those accounting policies and estimates that management believes are the most critical to its operations and require the most difficult, subjective and complex judgment. If actual events differ significantly from the underlying assumptions and estimates used by management, there could be material adjustments to prior estimates that could potentially adversely affect the Company’s results of operations, financial condition and liquidity. These critical accounting policies and estimates should be read in conjunction with "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a full understanding of the Company’s accounting policies.

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

Because a significant amount of time can elapse between the assumption of risk, particularly on longer-tail lines of business, occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company ("the reinsurer") and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid loss and LAE ("loss reserves") is based largely upon estimates. The Company categorizes loss reserves into three types of reserves: reported outstanding loss reserves ("case reserves") and IBNR reserves. Case reserves represent unpaid losses reported by the Company’s cedants and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. The Company also estimates the future unallocated loss adjustment expenses ("ULAE") associated with the loss reserves and these form part of the Company’s loss adjustment expense reserves.

For excess of loss treaties, cedents generally are required to report losses that either (i) exceed 50% of their retention; or (ii) have a reasonable probability of exceeding the retention; or (iii) meet defined reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted up to 90 days after the close of the reporting period. Some proportional treaties have specific language requiring earlier notice of serious claims.

For all lines, the Company’s objective is to estimate ultimate loss and LAE. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtraction of case reserves from total loss reserves. IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported as well as (3) claims that are closed but subsequently reopen. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, the reserve for loss and LAE include significant estimates for IBNR reserves.

The reserve for IBNR is estimated by management for each account based on various factors, including our underwriting teams expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.

In selecting its best estimate, the Company considers the appropriateness of each methodology to the individual circumstances of the treaties and underwriting year for which the projection is made. The methodologies that the Company employs include, but may not be limited to, the Expected Loss Ratio method, the Reported Loss and Paid Loss Development methods and the Incurred and (as applicable) Paid Bornhuetter-Ferguson ("B-F") methods. In addition, the Company uses other methodologies to estimate liabilities for specific types of occurrences. For example, external and vendor catastrophe models may be used in the estimation of loss and LAE at the early stages of catastrophe losses before loss information is reported to the reinsurer.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of loss amounts and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves in the Diversified Reinsurance segment that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves in the Diversified Reinsurance segment. However, the Company does use actuarial methods in the AmTrust Reinsurance segments that are dependent on claim counts reported, claim counts settled or claim counts open.

The reserve for loss and LAE at December 31, 2014 and 2013 was as follows:

December 31,	2014	2013
	($ in Millions)
Reserve for reported loss and LAE	$1,252.3	$1,087.4
Reserve for losses incurred but not reported	1,019.0	870.4
Reserve for loss and loss adjustment expenses	$2,271.3	$1,957.8

While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The methodology and assumptions used to estimate loss reserves are reviewed at least quarterly, with adjustments made as appropriate. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined.

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

The Expected Loss Ratio ("ELR") method is a technique that multiplicatively applies an expected loss ratio to earned premium to yield estimated ultimate losses. The ELR assumption is derived most often from the pricing of the business that is being reserved but can be based on historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. This technique does not take into account actual loss experience for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes available, other methods may be applied in determining the estimated ultimate losses.

The Loss Development ("LD") method is a common reserving method in which ultimate losses are estimated by applying a loss development factor to actual reported (or paid) loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses. The LD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.

The BF reserving technique is commonly used for long-tailed or erratic lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of methods that are more heavily reliant on emerged experience. The BF method is an additive IBNR method that combines the ELR and LD techniques by splitting the expected loss into two pieces - expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported amounts.

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.

In the Diversified Reinsurance segment, at December 31, 2014, 91.9% of the reserves for loss and LAE in the Diversified Reinsurance segment are associated with the business acquired in the GMAC Acquisition (which includes new business written subsequent to that transaction). The Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 30 years of loss experience associated with it. In general for the Diversified Reinsurance segment we utilize the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the LD Method.

The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. The majority of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis. Because of the refinement of the data, this allows for greater use of the loss development method earlier on in the maturity of the book than would ordinarily occur.

Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses

The most significant assumptions used at December 31, 2014 to estimate the reserve for loss and LAE within the Company’s segments are as follows:

•	the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

•
the loss and exposure information provided by ceding companies, insureds and brokers in support of their submissions have been used by Maiden's pricing actuaries to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;

•	historic loss development and trend experience is assumed to be indicative of future loss development and trends; and

•	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur.

The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving staff, and validated by the external review of our reserving levels.While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE.

Our reporting factors and expected loss ratios are based on a blend of our own experience, cedant experience and industry benchmarks. The benchmarks selected were those that we believe are most similar to our underwriting business.

Factors Creating Uncertainty in the Estimation of the Reserve for Loss and Loss Adjustment Expenses.

While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for loss and LAE, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and LAE. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and LAE.

The inherent uncertainty of estimating the Company’s reserve for loss and LAE increases principally due to:

•	the lag in time between the time claims are reported to the ceding company and the time they are reported through one or more reinsurance broker intermediaries to the Company;

•	the differing reserving practices among ceding companies;

•	the diversity of loss development patterns among different types of reinsurance treaties or contracts; and

•
the Company’s need to rely on its ceding companies for loss information, which also exposes the Company to changes in the reserving philosophy of the ceding company and the adequacy of its underlying case reserves.

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews, and also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2014, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and loss adjustment expense reserve estimates. At December 31, 2014, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

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

Potential Volatility in the Reserve for Loss and Loss Adjustment Expenses. In addition to the factors creating uncertainty in the Company’s estimate of loss and LAE, the Company’s estimated reserve for loss and LAE can change over time because of unexpected changes in the external environment. Potential changing external factors include:

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

•	changes in the social environment regarding the general attitude of juries in the determination of liability and damages;

•	changes in the legislative environment regarding the definition of damages;

•	new types of injuries caused by new types of injurious activities or exposures; and

•	changes in ceding company case reserving and reporting patterns.

The Company’s estimates of reserve for loss and LAE can also change over time because of changes in internal company operations, such as:

•	alterations in claims handling procedures;

•	growth in new lines of business where exposure and loss development patterns are not well established; or

•	changes in the quality of risk selection or pricing in the underwriting process.

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and loss adjustment expense reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. The expected pattern of loss emergence and the projected level of profitability, two primary factors in establishing the loss and loss adjustment expense reserves, are subject to a normal level of variance. The recognition of this variance defines a possible range of reserve estimates, from which the best estimate of the provision for reserves is estimated. In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience.

In the Diversified Reinsurance segment, the Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 30 years of loss experience associated with it. Based on a range of reasonable reserve estimates, we believe that if our final loss ratio were to vary from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable could increase by approximately $54.4 million from December 31, 2014.

The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative immaturity of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment compared to the Diversified Reinsurance segment. Based on a range of reasonable reserve estimates, we believe that if our final loss ratio for the AmTrust Reinsurance segment were to vary from the expected loss ratios in aggregate, our required reserves after reinsurance recoverable could increase by approximately $165.1 million from December 31, 2014.

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

Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.

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

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, which represented 88.2% of gross premiums written for the year December 31, 2014, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 11.8% of gross premiums written for the year December 31, 2014, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a fixed or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.

Reported premiums written and earned and commission and other acquisition expenses on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and commission and other acquisition expenses for which ceding company reports have not been received. Premium and acquisition expenses estimates are determined at the individual treaty level based upon contract provisions. The determination of estimates requires a review of the Company’s experience with cedants, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and commission and other acquisition expenses are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as deposit liability.

Commission and other acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of insurance and reinsurance business. Policy and contract commission and other acquisition expenses, including assumed commissions and other direct operating expenses that are related to successful contracts are deferred and recognized as expense as related premiums are earned. The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and LAE, unamortized acquisition expenses and anticipated investment income exceeds unearned premium.

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

Fair Value of Financial Instruments

The Company currently classifies its fixed maturity, short-term and other investments as AFS. Pursuant to U.S. GAAP, these investments are carried at estimated fair value, with net unrealized gains or losses excluded from earnings and included in shareholders’ equity as a component of AOCI.

Please refer to "Notes to Consolidated Financial Statements Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-25 for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2014 and 2013. At December 31, 2014 and 2013, the Company has no fixed income investments that are guaranteed by third parties nor do we have any direct exposure to third party guarantors at December 31, 2014 and 2013.

Other-than-Temporary Impairment ("OTTI") of Investments

Our AFS investment portfolio is the largest component of our consolidated assets and a multiple of shareholders’ equity, OTTI could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets.

A security is "impaired" when its fair value of a fixed maturity security is below its amortized cost. On a quarterly basis, we review all impaired AFS securities to determine if the impairment is OTTI. The OTTI assessment is inherently judgmental, especially where securities have experienced severe declines in fair value in a short period. Our review process begins with a quantitative analysis to identify securities to be further evaluated for potential OTTI. For all identified securities, further fundamental analysis is performed that considers the following quantitative and qualitative factors:

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

The Company recognizes OTTI in earnings for its impaired AFS fixed maturity securities (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security.

In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income. In periods after the recognition of OTTI on the Company’s AFS fixed maturity securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For fixed maturity securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income.

The Company recognized $2.4 million of OTTI through earnings for the year ended December 31, 2014 (2013 and 2012 - $nil).

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

ASC Topic 805, Business Combinations requires that the Company make an annual assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets at December 31, 2014 of $87.3 million.

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s share price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2014.

Results of Operations

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated.

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Gross premiums written	$2,507.4	$2,204.2	$2,001.0
Net premiums written	$2,458.1	$2,096.3	$1,901.3
Net premiums earned	$2,251.7	$2,000.9	$1,803.8
Other insurance revenue	13.4	14.2	12.9
Net loss and loss adjustment expenses	(1,498.3)	(1,349.6)	(1,262.3)
Commission and other acquisition expenses	(659.3)	(556.6)	(492.1)
General and administrative expenses	(45.7)	(45.0)	(43.6)
Total underwriting income	61.8	63.9	18.7
Other general and administrative expenses	(17.2)	(13.7)	(10.2)
Net investment income	117.2	91.4	81.2
Net realized gains on investments	1.2	3.6	1.9
Net impairment losses recognized in earnings	(2.4)	—	—
Accelerated amortization of junior subordinated debt discount and issuance cost	(28.2)	—	—
Amortization of intangible assets	(3.3)	(3.8)	(4.4)
Foreign exchange and other gains	4.2	2.8	1.6
Interest and amortization expenses	(29.6)	(39.5)	(36.4)
Income tax expense	(2.2)	(1.9)	(2.2)
Net Income	101.5	102.8	50.2
Income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)
Dividends on preference shares	(24.3)	(14.8)	(3.6)
Net income attributable to Maiden common shareholders	$77.1	$87.9	$46.5

Ratios
Net loss and loss adjustment expense ratio*	66.1%	67.0%	69.5%
Commission and other acquisition expense ratio**	29.1%	27.6%	27.1%
General and administrative expense ratio***	2.8%	2.9%	2.9%
Expense ratio****	31.9%	30.5%	30.0%
Combined ratio*****	98.0%	97.5%	99.5%

*	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

*****	Calculated by adding together net loss and loss adjustment expense ratio and the expense ratio.

Following a revision to our segment structure, the results of operations of the former NGHC Quota Share segment and the remnants of the E&S business have been included in "Other" category, and all prior periods presented herein have been reclassified to conform with the current year presentation.

Net Income

Comparison of Years Ended December 31, 2014 and 2013

Net income attributable to Maiden common shareholders for the year ended December 31, 2014 was $77.1 million compared to $87.9 million for the same period in 2013. The factors that contributed to this net decrease were as follows:

•
redemption of the Company's Junior Subordinated Debt which resulted in a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issue discount and write-off of issuance costs associated with the Junior Subordinated Debt. Excluding this non-recurring, non-cash charge, net income attributable to Maiden common shareholders increased by 19.8% for the year ended December 31, 2014, compared to the same period in 2013;

•
decrease in underwriting income of $2.1 million due to elevated loss reserve estimates on the personal lines automobile business and adverse loss development relating to Superstorm Sandy in our Other category, comprised of our former segment NGHC Quota Share and the remnants of our E&S business, both of which are in run-off, respectively. Excluding the business included in the Other category, underwriting income improved by 32.9% due to a combination of continued premium growth from both of our reportable segments and a lower combined ratio on our AmTrust Reinsurance segment. However, these improvements were slightly offset by a marginally higher combined ratio in our Diversified Reinsurance segment; and

•
increase in dividends paid on preference shares of $9.5 million due to the dividends on the Preference Shares - Series B being paid for the full year. The Preference Shares - Series B were issued on October 1, 2013.

The decreases above, were offset by the following:

•
growth in investment income of $25.8 million due primarily to a 19.0% increase in our average invested assets along with an improvement in our overall portfolio yields for the year ended December 31, 2014 compared to the same period in 2013; and

•
net reduction in interest expense of $9.9 million primarily due to the redemption of the Junior Subordinated Debt in the first quarter of 2014, which previously incurred an annual interest charge of $21.4 million. This reduction was partially offset by the interest expense incurred by the Company on the 2013 Senior Notes issued on November 25, 2013, which has an annual interest charge of $11.9 million.

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

The following is a discussion on the results of our operations for the years ended December 31, 2014, 2013 and 2012:

Net Premiums Written

Comparison of Years Ended December 31, 2014 and 2013

Net premiums written increased by $361.8 million, or 17.3%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in net premiums written was primarily the result of strong growth in business written in both the AmTrust Reinsurance and the Diversified Reinsurance segments.

The tables below compare net premiums written by our reportable segments, reconciled to the total net premiums written, for the years ended December 31, 2014 and 2013:

For the Year Ended December 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$850.0	34.6%	$763.4	36.4%	$86.6	11.4%
AmTrust Reinsurance	1,610.5	65.5%	1,169.9	55.8%	440.6	37.7%
Total - reportable segments	2,460.5	100.1%	1,933.3	92.2%	527.2	27.3%
Other	(2.4)	(0.1)%	163.0	7.8%	(165.4)	(101.5)%
Total	$2,458.1	100.0%	$2,096.3	100.0%	$361.8	17.3%

The increase in net premiums written in our AmTrust Reinsurance segment for the year ended December 31, 2014 compared to the same period in 2013 reflects AmTrust's continued expansion through continued organic growth and improved rate levels, particularly in its U.S. workers' compensation business as well as additional premiums written related to acquisitions. Net premiums written in our Diversified Reinsurance segment increased by $86.6 million, or 11.4%, for the year ended December 31, 2014 compared to the same period in 2013, primarily due to growth in the business written by Maiden US.

Comparison of Years Ended December 31, 2013 and 2012

Net premiums written increased by $195.0 million, or 10.3%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in net premiums written was primarily the result of strong growth in business written in the AmTrust Reinsurance segment offset primarily by reductions in our business written in the former NGHC Quota Share segment in 2013, now a component of our Other category. The table below compares net premiums written by reportable segment, reconciled to total net premiums written for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$763.4	36.4%	745.7	39.2%	$17.7	2.4%
AmTrust Quota Share Reinsurance	1,169.9	55.8%	840.3	44.2%	329.6	39.2%
Total - reportable segments	1,933.3	92.2%	1,586.0	83.4%	347.3	21.9%
Other	163.0	7.8%	315.3	16.6%	(152.3)	(48.3)%
Total	$2,096.3	100.0%	$1,901.3	100.0%	$195.0	10.3%

The increase in net premiums written in the AmTrust Reinsurance segment for the year ended December 31, 2013 compared to the same period in 2012 reflects AmTrust's continuing expansion and continued organic growth, both of which are benefiting from improved rate levels, particularly in its U.S. workers' compensation business.

The business underwritten by our US operations, excluding the E&S business, experienced an increase in premiums written for the year ended December 31, 2013 of $19.3 million, or 3.1%, compared to the same period in 2012. This increase was primarily due to the addition of new accounts combined with organic growth from certain existing Maiden US accounts. This was partially offset by: 1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in the second half of 2012; and 2) the decision by certain Maiden US clients to retain more business in 2013.

The decrease in the net premiums written in the Other category, including the former NGHC Quota Share segment, for the year ended December 31, 2013 compared to the same period in 2012, was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share. The Company and NGHC agreed that the termination is on a run-off basis, meaning Maiden Bermuda will receive 25% of the net premiums and assume 25% of the related net losses with respect to the policies in force as of August 1, 2013 through the expiration of the policies. The net premiums written on NGHC Quota Share decreased by $131.1 million or 44.3% for the year ended December 31, 2013 compared to the same period in 2012. Furthermore, also within the Other category, net premiums written related to the divested E&S business, effective May 1, 2013, decreased by $21.2 million, or 108.2%.

Net Premiums Earned

Comparison of Years Ended December 31, 2014 and 2013

Net premiums earned increased by $250.8 million, or 12.5%, for the year ended December 31, 2014 compared to the same period in 2013. The increase in net premiums earned was primarily the result of strong growth in business written in the AmTrust Reinsurance and Diversified Reinsurance segments.

The table below compares net premiums earned by our reportable segments, reconciled to the total net premiums earned, for the years ended December 31, 2014 and 2013:

For the Year Ended December 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$854.0	37.9%	$753.2	37.6%	$100.8	13.4%
AmTrust Quota Share Reinsurance	1,378.3	61.2%	988.9	49.4%	389.4	39.4%
Total - reportable segments	2,232.3	99.1%	1,742.1	87.0%	490.2	28.1%
Other	19.4	0.9%	258.8	13.0%	(239.4)	(92.5)%
Total	$2,251.7	100.0%	$2,000.9	100.0%	$250.8	12.5%

The increase in net premiums earned in the AmTrust Reinsurance segment, for the year ended December 31, 2014 compared to 2013 reflects AmTrust's continued expansion through continued organic growth and improved rate levels, particularly in its U.S. workers' compensation business as well as additional premiums written related to acquisitions. Net premiums earned in our Diversified Reinsurance segment increased by $100.8 million, or 13.4%, for the year ended December 31, 2014 compared to 2013. The growth in the U.S. is due to both new accounts and organic growth from certain existing Maiden US accounts.

Comparison of Years Ended December 31, 2013 and 2012

Net premiums earned increased by $197.1 million, or 10.9%, for the year ended December 31, 2013 compared to the year ended December 31, 2012. The table below compares net premiums earned by segment for the years ended December 31, 2013 and 2012.

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$753.2	37.6%	$775.2	43.0%	$(22.0)	(2.8)%
AmTrust Quota Share Reinsurance	988.9	49.4%	727.8	40.3%	261.1	35.9%
Total - reportable segments	1,742.1	87.0%	1,503.0	83.3%	239.1	15.9%
Other	258.8	13.0%	300.8	16.7%	(42.0)	(14.0)%
Total	$2,000.9	100.0%	$1,803.8	100.0%	$197.1	10.9%

The increases in net premiums earned in the AmTrust Reinsurance segment, for the year ended December 31, 2013 compared to 2012 reflects the continued combination of AmTrust's continuing expansion and continued organic growth, both of which are benefiting from improved rate levels, particularly in its U.S. workers' compensation business.

Within the Diversified Reinsurance segment, the business underwritten by our US operations, excluding the E&S business, experienced a decrease in premiums earned for the year ended December 31, 2013 of $16.1 million, or 2.4%, compared to the same period in 2012 primarily due to:1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met Maiden US profitability criteria in 2012; and 2) the decision by certain Maiden US clients to retain more business in 2012.

The former NGHC Quota Share segment's, now disclosed within our Other category, net premiums earned decreased by $30.8 million, or 11.0%, for the year ended December 31, 2013 compared to the same period in 2012. The decrease was a result of the termination of Maiden Bermuda's participation in the NGHC Quota Share effective August 1, 2013. In addition, net premiums earned in the divested E&S business to Brit, effective May 1, 2013, decreased by $11.2 million or 55.8%.

Other Insurance Revenue

Other insurance revenue represents fee business that is not directly associated with premiums revenue assumed by the Company. See "Results of Operations- Diversified Reinsurance Segment" on page 73 for further information.

Net Investment Income, Net Realized Gains on Investments and Net Impairment Losses Recognized in Earnings

Comparison of Years Ended December 31, 2014 and 2013

Net Investment Income - Net investment income increased by $25.8 million, or 28.3%, for the year ended December 31, 2014 compared to the same period in 2013. The following table details the Company's average invested assets and average book yield for the year ended December 31, 2014 compared to the same period in 2013:

For the Year Ended December 31,	2014	2013
	($ in Millions)
Average invested assets(1)	$3,818.7	$3,210.2
Average book yield(2)	3.1%	2.8%

(1)The average of the Company's investments, cash and cash equivalents, restricted cash, loan to related party and funds withheld balance as of each quarter-end during the year.
(2) Ratio of net investment income over average invested assets at fair value.

The increase in net investment income for the year ended December 31, 2014 compared to the same period in 2013 is primarily the result of the 19.0% growth in average invested assets for the year ended December 31, 2014 compared to the same period in 2013 combined with improvement on our overall portfolio yields despite the continuing low interest rate environment. The growth in average invested assets during this period compared to the same period in 2013 was the result of: 1) our continued profitable growth and 2) strong positive cash flow from operations during the period reported which was offset by 3) the repayment of the Junior Subordinated Debt of $152.5 million on January 15, 2014.

In addition to the aforementioned growth in invested assets, the improvement in investment income during the year ended December 31, 2014 compared to the same period in 2013 was also due to lower paydowns on the Company's U.S. government agency MBS portfolio, resulting in reduced amortization expense for those MBS securities purchased at a premium.

Net Realized Gains on Investment - Net realized gains on investment were $1.2 million for the year ended December 31, 2014, compared to $3.6 million for the same period in 2013. See "Liquidity and Capital Resources - Investments" on page 83 for further information.

Net Impairment Losses Recognized in Earnings - The Company recognized $2.4 million of OTTI for the year ended December 31, 2014 compared to none in 2013. Following the review of its AFS investments to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary, at December 31, 2014, the Company determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security.

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

(1)The average of the sum of the Company's investments, cash and cash equivalents, restricted cash, loan to related party and due to broker at each quarter-end during the year.
(2) Ratio of net investment income over average invested assets at fair value.

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

Net Realized Gains on Investment - Net realized gains on investment were $3.6 million for the year ended December 31, 2013, compared to $1.9 million for the same period in 2012. See "Liquidity and Capital Resources - Investments" on page 83 for further information.

Net Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2014 and 2013

Net loss and LAE increased by $148.7 million, or 11.0%, for the year ended December 31, 2014 compared to 2013. The net loss and loss adjustment expense ratios were 66.1% and 67.0% for the years ended December 31, 2014 and 2013, respectively. The increase in net loss and loss adjustment expense reflects the strong growth of the business in our reportable segments. The improvement in the net loss and loss expense ratio for the year ended December 31, 2014 compared to 2013 reflects the change in segment mix and also the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $8.1 million for the year ended December 31, 2014 compared to $13.7 million for 2013.

Comparison of Years Ended December 31, 2013 and 2012

Net loss and LAE increased by $87.3 million, or 6.9%, for the year ended December 31, 2013 compared to 2012. The net loss and loss adjustment expense ratios were 67.0% and 69.5% for the years ended December 31, 2013 and 2012, respectively. As noted, catastrophic losses increased the Company’s loss ratios in 2012. These events increased the net loss and loss adjustment expense ratios by 1.7% in 2012.

Excluding losses from catastrophic events, net loss and loss adjustment expense ratios were 67.0% and 67.8% for the years ended December 31, 2013 and 2012, respectively. The decrease in the net loss and loss adjustment expense ratio for the year ended December 31, 2013 compared to the same period in 2012 arises in both the AmTrust Reinsurance segment and the Diversified Reinsurance segment, however these reductions were slightly offset by higher net loss and loss adjustment expense ratio for the year ended December 31, 2013 in the NGHC Quota Share. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $13.7 million for the year ended December 31, 2013 compared to $9.1 million for 2012.

Commission and Other Acquisition Expenses

Comparison of Years Ended December 31, 2014 and 2013

Commission and other acquisition expenses increased by $102.7 million, or 18.5%, for the year ended December 31, 2014 compared to 2013. The commission and other acquisition expense ratio increased to 29.1% for the year ended December 31, 2014 compared to 27.6% for the same period in 2013. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) strong growth and ongoing changes in the mix of the AmTrust Reinsurance segment compared to our Diversified Reinsurance segment; and (2) the impact of a higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties.

Comparison of Years Ended December 31, 2013 and 2012

Commission and other acquisition expenses increased by $64.5 million, or 13.1%, for the year ended December 31, 2013 compared to 2012. The commission and other acquisition expense ratio increased to 27.6% for the year ended December 31, 2013 compared to 27.1% for the same period in 2012. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects: (1) strong growth and ongoing changes in the mix of the AmTrust Reinsurance segment compared to our Diversified Reinsurance segment; (2) modifications made to the ceding commission of the NGHC Quota Share agreement effective October 1, 2012 and the AmTrust Quota Share Reinsurance Agreement, effective January 1, 2013; and (3) the impact of loss sensitive features on ceding commission in the Diversified Reinsurance segment, in particular on business written by Maiden US, due to improvements in the loss ratios for a number of contracts in that segment.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
General and administrative expenses – segments	$45.7	$45.0	$43.6
General and administrative expenses – corporate	17.2	13.7	10.2
Total general and administrative expenses	$62.9	$58.7	$53.8

Comparison of Years Ended December 31, 2014 and 2013

Total general and administrative expenses increased by $4.2 million, or 7.3%, for the year ended December 31, 2014 compared to 2013. The increase in total general and administrative expenses is primarily due to an increase in legal expenses, employee compensation and technology expenses. The general and administrative expense ratio slightly decreased to 2.8% for the year ended December 31, 2014 from 2.9% for the year ended December 31, 2013.

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

Interest and Amortization Expense

The interest and amortization expense for the years ended December 31, 2014, 2013 and 2012 consists of:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Junior Subordinated Debt	$0.9	$21.4	$21.4
Senior Note Offerings	28.7	18.1	15.0
Total	$29.6	$39.5	$36.4

Comparison of Years Ended December 31, 2014 and 2013

The decrease in interest and amortization expense for the year ended December 31, 2014 compared to the same period in 2013 was the result of the redemption of the outstanding Junior Subordinated Debt on January 15, 2014, which had an effective interest rate of 16.95% and replacing it with the 2013 Senior Notes, which have an effective interest rate of 8.04%. The Company used the proceeds from the 2013 Senior Notes, along with cash on hand, to redeem the all of the outstanding Junior Subordinated Debt on January 15, 2014. The weighted average effective interest rate for the Company's debt for the year ended December 31, 2014 was 8.38% compared to 11.3% in 2013.

Comparison of Years Ended December 31, 2013 and 2012

The increase in interest and amortization expense for the year ended December 31, 2013 compared to the same period in 2012 was due to: 1) the issuance of the 2012 Senior Notes on March 27, 2012; therefore we did not have a full quarter charge in the first quarter of 2012; and 2) the issuance of the 2013 Senior Notes on November 25, 2013, the proceeds of which, along with cash on hand, were used to redeem all of the outstanding Junior Subordinated Debt on January 15, 2014 and resulted in additional interest charges during the period from November 25, 2013 to December 31, 2013. The weighted average interest rate was 11.3% for the year ended December 31, 2013 compared to 11.7% in 2012.

Accelerated amortization of junior subordinated debt discount and issuance cost

The accelerated amortization of junior subordinated debt discount and issuance cost for the years ended December 31, 2014, 2013 and 2012, respectively was as follows:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Accelerated amortization of junior subordinated debt discount and issuance cost	$28.2	$—	$—

The Company incurred a non-recurring, non-cash charge of $28.2 million related to the accelerated amortization of the remaining discount and associated issuance costs following the redemption of the Junior Subordinated Debt on January 15, 2014.

Income Tax Expense

The Company recorded a current income tax expense of $1.0 million, $0.9 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of current income tax was 0.9% for the year ended December 31, 2014 compared to 0.8% and 1.9% for the years ended December 31, 2013 and 2012, respectively.

Dividends on Preference Shares

The Company declared and paid Preference Shares dividends as follows:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Preference shares - Series A	$12.4	$12.4	$3.6
Preference shares - Series B	11.9	2.4	—
Total	$24.3	$14.8	$3.6

The Preference Shares - Series A were issued on August 22, 2012. On October 1, 2013, three million Preference Shares - Series B were issued with an additional three hundred thousand issued on October 3, 2013.

Underwriting Results by Reportable Segment

The results of operations for our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, are discussed below:

Diversified Reinsurance Segment

The underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Net premiums written	$850.0	$763.4	$745.7
Net premiums earned	$854.0	$753.2	$775.2
Other insurance revenue	13.4	14.2	12.9
Net loss and loss adjustment expenses	(579.8)	(520.0)	(549.4)
Commission and other acquisition expenses	(233.7)	(190.6)	(205.3)
General and administrative expenses	(42.9)	(42.3)	(41.0)
Underwriting income (loss)	$11.0	$14.5	$(7.6)
Ratios
Net loss and loss adjustment expense ratio	66.8%	67.8%	69.7%
Commission and other acquisition expense ratio	26.9%	24.8%	26.1%
General and administrative expense ratio	5.0%	5.5%	5.2%
Expense ratio	31.9%	30.3%	31.3%
Combined ratio	98.7%	98.1%	101.0%

All prior periods herein have been reclassified to conform with the revised presentation of this reportable segment following the removal of our divested U.S. E&S business, as it no longer meets the aggregation criteria under the applicable guidance.

Comparison of Years Ended December 31, 2014 and 2013

The combined ratio increased to 98.7% for the year ended December 31, 2014 compared to 98.1% in 2013 due to 1) elevated excess property loss activity from several clients of our US operations during the first half of 2014 and 2) due to a modest amount of reserve deterioration in commercial auto business during 2014.

Premiums - Net premiums written increased by $86.6 million, or 11.4%, for the year ended December 31, 2014 compared to the same period in 2013. The table below shows net premiums written by line of business in this segment for the years ended December 31, 2014 and 2013:

For the Year Ended December 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$160.3	18.8%	$145.3	19.0%	$15.0	10.3%
Casualty	535.5	63.0%	473.7	62.1%	61.8	13.0%
Accident and Health	38.8	4.6%	35.4	4.6%	3.4	10.0%
International	115.4	13.6%	109.0	14.3%	6.4	5.8%
Total Diversified Reinsurance	$850.0	100.0%	$763.4	100.0%	$86.6	11.4%

The increase arises primarily on the business written by our US operations experiencing an increase for the year ended December 31, 2014 of $77.2 million, or 11.8% compared to 2013. This increase was due to a combination of the addition of new accounts along with organic growth from certain accounts already existing in our US operations for the year ended December 31, 2014. Furthermore, our non - U.S. entities, included within the Casualty and International components of this segment, experienced a net increase of $9.5 million, or 8.5%, in the business written for the year ended December 31, 2014 compared to 2013.

Net premiums earned increased by $100.8 million, or 13.4%, during the year ended December 31, 2014 compared to the same period in 2013. The table below shows net premiums earned by line of business in this segment for the years ended December 31, 2014 and 2013:

For the Year Ended December 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$174.8	20.4%	$150.3	19.9%	$24.5	16.3%
Casualty	533.8	62.5%	472.1	62.7%	61.7	13.1%
Accident and Health	39.9	4.7%	36.2	4.8%	3.7	10.4%
International	105.5	12.4%	94.6	12.6%	10.9	11.5%
Total Diversified Reinsurance	$854.0	100.0%	$753.2	100.0%	$100.8	13.4%

Within the Diversified Reinsurance reportable segment, the business underwritten by our US operations experienced an increase in premiums earned for the year ended December 31, 2014 of $101.2 million, or 15.8%, compared to 2013. This increase arises due to a combination of growth in the US operations' net premiums written, following the addition of new accounts, and organic growth from certain existing accounts. Furthermore, the premiums earned from the business written by our non- U.S. entities, reflected within the Casualty and International components of this segment, experienced a net decrease of $0.4 million, or 0.3%, compared to the same period in 2013, following the non-renewal of certain accounts during 2013 and 2014.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, decreased by $0.8 million for the year ended December 31, 2014 compared to the same period in 2013. Revenue from our German auto business represents 66.0% of other insurance revenue for the year ended December 31, 2014 compared to 64.3% for the same period in 2013. Other insurance revenue from the German auto business decreased by $0.3 million, or 3.3% for the year ended December 31, 2014 compared to the same period in 2013. In addition, other insurance revenue earned by our remaining operations, decreased by $0.5 million, or 10.3%, for the year ended December 31, 2014 compared to the same period in 2013.

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $59.8 million, or 11.5%, for the year ended December 31, 2014 compared to 2013. Net loss and loss adjustment expense ratios were 66.8% and 67.8% for the years ended December 31, 2014 and 2013, respectively. The increase in the amount of net loss and LAE reflect the growth of this reportable segment following the addition by our US operations of new accounts during 2013 and 2014 combined with organic growth from certain existing accounts.

The following factors also contributed to the overall increase in losses: 1) elevated excess property loss activity from several Maiden US clients during the first half of 2014; and 2) a modest amount of reserve deterioration in commercial auto business during the third quarter 2014; offset by 3) more proportional business being written which has a lower loss ratio and higher expense ratio.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $43.1 million, or 22.6%, for the year ended December 31, 2014 compared to 2013. This increase reflects the increase in premiums earned for this period compared to the same period in 2013, consistent with the reasons cited in the discussion of the change in earned premiums. This increase reflects the higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties for the year ended December 31, 2014 compared to 2013.

Offsetting this was lower ceding commissions for the year ended December 31, 2014 compared to 2013 relating to loss sensitive features on certain contracts, in particular business written by Maiden US. This was due to higher loss ratios on contracts with these features. For the year ended December 31, 2014, 54.3% of Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase, compared to 57.6% for the year ended December 31, 2013. For the year ended December 31, 2014, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commissions by $6.1 million, compared to $8.3 million in 2013.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $0.6 million, or 1.4%, for the year ended December 31, 2014 compared to 2013. The general and administrative expense ratio was 5.0% and 5.5% for the years ended December 31, 2014 and 2013, respectively. The overall expense ratio (including commission and other acquisition expenses) was 31.9% and 30.3% for the years ended December 31, 2014 and 2013, respectively.

Comparison of Years Ended December 31, 2013 and 2012

The combined ratio decreased to 98.1% for the year ended December 31, 2013 compared to 101.0% in 2012. The decreased combined ratio was primarily due to improved results in the business written by our US operations and our IIS business.

Premiums - Net premiums written increased by $17.7 million, or 2.4%, for the year ended December 31, 2013 compared to the same period in 2012. The table below shows net premiums written by line of business in this segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$145.3	19.0%	$170.5	22.9%	$(25.2)	(14.8)%
Casualty	473.7	62.1%	433.3	58.1%	40.4	9.3%
Accident and Health	35.4	4.6%	37.3	5.0%	(1.9)	(5.1)%
International	109.0	14.3%	104.6	14.0%	4.4	4.2%
Total Diversified Reinsurance	$763.4	100.0%	$745.7	100.0%	$17.7	2.4%
The table below shows net premiums earned by line of business in this segment for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$150.3	19.9%	$191.8	24.7%	$(41.5)	(21.7)%
Casualty	472.1	62.7%	444.8	57.4%	27.3	6.1%
Accident and Health	36.2	4.8%	42.0	5.4%	(5.8)	(13.8)%
International	94.6	12.6%	96.6	12.5%	(2.0)	(2.0)%
Total Diversified Reinsurance	$753.2	100.0%	$775.2	100.0%	$(22.0)	(2.8)%

Within the Diversified Reinsurance segment, the business underwritten by our US operations experienced a decrease in premiums earned for the year ended December 31, 2013 of $16.1 million, or 2.4%, compared to the same period in 2012. The decrease in net premiums earned by Maiden US was primarily due to 1) the non-renewal of several large proportional U.S. reinsurance contracts that no longer met our profitability criteria in 2012; and 2) the decision by certain clients of our US operations to retain more business in 2013. These decreases were partially offset by the addition in 2013 of new accounts combined with organic growth from certain existing accounts.

Other Insurance Revenue - Other insurance revenue, which represents the fee business that is not directly associated with premium revenue assumed by the Company, increased $1.3 million, or 10.4%, for the year ended December 31, 2013, compared to the same period in 2012. Revenue from our German auto business represented 64.3% of the total other insurance revenue for the year ended December 31, 2013, compared to 71.9% in 2012. Other insurance revenue from the German auto business decreased by $0.2 million, or 1.3%, for the year ended December 31, 2013 compared to 2012. In addition, other insurance revenue earned by our remaining operations increased $1.5 million, or 40.4%, for the year ended December 31, 2013 compared to 2012 primarily from U.S. and Russia.

Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $29.4 million, or 5.4%, for the year ended December 31, 2013 compared to 2012. Net loss and loss adjustment expense ratios were 67.8% and 69.7% for the years ended December 31, 2013 and 2012, respectively. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $13.7 million for year ended December 31, 2013, compared to $9.1 million in 2012.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $14.7 million, or 7.2%, for the year ended December 31, 2013 compared to 2012. The decrease for the year ended December 31, 2013 reflects the reduction in premiums earned for the segment in 2013 compared to 2012, consistent with the reasons cited in the discussion of the change in earned premiums.

In addition, lower ceding commissions were recorded for the year ended December 31, 2013 compared to 2012 as a result of loss sensitive features on certain contracts, in particular business written by Maiden US. This was due to higher loss ratios on contracts with these features. For the year ended December 31, 2013, 57.6% of Maiden US net premiums written have loss sensitive features, which results in lower ceding commissions when loss ratios increase, compared to 56.5% for the year ended December 31, 2012. For the year ended December 31, 2013, the net effect of loss sensitive features on Maiden US reinsurance contracts reduced ceding commissions by $8.3 million, compared to $10.4 million in 2012.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $1.3 million, or 3.4%, for the year ended December 31, 2013 compared to 2012. The general and administrative expense ratio was 5.5% and 5.2% for the years ended December 31, 2013 and 2012, respectively. This increase reflects the decline in premiums earned exceeding the decline in general and administrative expenses for the year ended December 31, 2013 compared to 2012. The overall expense ratio (including commission and other acquisition expenses) was 30.3% and 31.3% for the years ended December 31, 2013 and 2012, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth, stable combined ratios and increasing underwriting income in each of the comparative periods reported. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Net premiums written	$1,610.5	$1,169.9	$840.3
Net premiums earned	$1,378.3	$988.9	$727.8
Net loss and loss adjustment expenses	(893.5)	(653.5)	(496.4)
Commission and other acquisition expenses	(418.9)	(291.6)	(200.6)
General and administrative expenses	(2.1)	(2.0)	(1.9)
Underwriting income	$63.8	$41.8	$28.9
Ratios
Net loss and loss adjustment expense ratio	64.8%	66.1%	68.2%
Commission and other acquisition expense ratio	30.4%	29.5%	27.5%
General and administrative expense ratio	0.2%	0.2%	0.3%
Expense ratio	30.6%	29.7%	27.8%
Combined ratio	95.4%	95.8%	96.0%

Comparison of Years Ended December 31, 2014 and 2013

The AmTrust Reinsurance segment continues to experience strong profitable growth during the year ended December 31, 2014 compared to 2013. The combined ratio decreased slightly to 95.4% for the year ended December 31, 2014 compared to 95.8% in 2013, generally reflecting this segment's stable combined loss ratios and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation. The changes in the components of the combined ratio reflect ongoing changes in this segment's mix of business.

Premiums - Net premiums written increased by $440.6 million, or 37.7%, for the year ended December 31, 2014 compared to the same period in 2013. This increase reflects the continued continued organic growth and improved rate levels, particularly in U.S. workers' compensation.

The table below shows net premiums written by this segment for the years ended December 31, 2014 and 2013:

For the Year Ended December 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$857.6	53.2%	$572.0	48.9%	$285.6	49.9%
Specialty Program	220.1	13.7%	157.6	13.5%	62.5	39.7%
Specialty Risk and Extended Warranty	532.8	33.1%	440.3	37.6%	92.5	21.0%
Total AmTrust Reinsurance	$1,610.5	100.0%	$1,169.9	100.0%	$440.6	37.7%

Net premiums earned increased by $389.4 million, or 39.4% for the year ended December 31, 2014, compared to the same period in 2013. This increase is primarily due to AmTrust's continued organic growth and rate increases achieved in U.S. workers' compensation. The table below details net premiums earned by line of business for the years ended December 31, 2014 and 2013:

For the Year Ended December 31,	2014		2013		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$752.2	54.6%	$493.8	49.9%	$258.4	52.3%
Specialty Program	175.3	12.7%	140.5	14.2%	34.8	24.8%
Specialty Risk and Extended Warranty	450.8	32.7%	354.6	35.9%	96.2	27.1%
Total AmTrust Reinsurance	$1,378.3	100.0%	$988.9	100.0%	$389.4	39.4%

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $240.0 million, or 36.7%, for the year ended December 31, 2014 compared to the same period in 2013. Net loss and loss adjustment expense ratios were 64.8% and 66.1% for the years ended December 31, 2014 and 2013, respectively. The net loss and LAE ratio has improved as the segment's mix of business has continued to change, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $127.3 million, or 43.7%, for the year ended December 31, 2014 compared to 2013. The commission and other acquisition expense ratio increased to 30.4% for the year ended December 31, 2014 compared to 29.5% in 2013. The increase in the ratios reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same periods in 2013.

General and Administrative Expenses - General and administrative expenses increased by $0.1 million, or 5.3%, for the year ended December 31, 2014 compared to the same period in 2013. The general and administrative expense ratio has remained flat at 0.2% for the year ended December 31, 2014 compared to the same period in 2013. The overall expense ratio (including commission and other acquisition expenses) was 30.6% and 29.7% for the years ended December 31, 2014 and 2013, respectively, reflecting the changes in the commission and other acquisition expense ratio.

Comparison of Years Ended December 31, 2013 and 2012

The AmTrust Reinsurance segment continues to experience strong profitable growth during the year ended December 31, 2013 compared to 2012. The combined ratio decreased slightly to 95.8% for the year ended December 31, 2013 compared to 96.0% in 2012, generally reflecting this segment's stable combined loss ratios and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation. The changes in the components of the combined ratio reflect ongoing changes in this segment's mix of business and modifications to the Reinsurance Agreement's ceding commission described above.

Premiums - Net premiums written increased by $329.6 million, or 39.2%, for the year ended December 31, 2013 compared to the same period in 2012. The increase in net premiums written reflects AmTrust's continuing expansion and continued organic growth, both of which are benefiting from improved rate levels, particularly in their Small Commercial Business segment. During 2013, business written under the Reinsurance Agreement increased by $330.9 million or 46.4% compared to 2012 and this increase reflects AmTrust's continuing expansion and ongoing organic growth, both of which are benefiting from improved rate levels, particularly in US workers' compensation. The table below shows net premiums written by this segment for the years ended December 31, 2013 and 2012.

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$572.0	48.9%	$364.1	43.3%	$207.9	57.1%
Specialty Program	157.6	13.5%	95.9	11.4%	61.7	64.3%
Specialty Risk and Extended Warranty	440.3	37.6%	380.3	45.3%	60.0	15.8%
Total AmTrust Reinsurance	$1,169.9	100.0%	$840.3	100.0%	$329.6	39.2%

Net premiums earned increased by $261.1 million, or 35.9% for the year ended December 31, 2013, compared to the same period in 2012. The increase in net premiums earned arises in each of the three components of the AmTrust Reinsurance segment. The overall increase reflects the continual ongoing growth of business written under the Reinsurance Agreement in 2013 and 2012. The table below details net premiums earned by line of business for the years ended December 31, 2013 and 2012:

For the Year Ended December 31,	2013		2012		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$493.8	49.9%	$313.1	43.0%	$180.7	57.7%
Specialty Program	140.5	14.2%	85.8	11.8%	54.7	63.7%
Specialty Risk and Extended Warranty	354.6	35.9%	328.9	45.2%	25.7	7.8%
Total AmTrust Reinsurance	$988.9	100.0%	$727.8	100.0%	$261.1	35.9%

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $157.1 million, 31.7% for the year ended December 31, 2013 compared to the same period in 2012. Net loss and loss adjustment expense ratios were 66.1% and 68.2% for the years ended December 31, 2013 and 2012, respectively. The net loss and loss adjustment expense ratio has improved as the segments mix of business has continued to change, with the Small Commercial Business segment volume growing the most, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that segment, particularly workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $91.0 million, or 45.4%, for the year ended December 31, 2013 compared to 2012. Expenses have increased in 2013 as a result of ongoing growth in earned premium in each component of the Reinsurance Agreement. The commission and other acquisition expense ratio increased to 29.5% for the year ended December 31, 2013 compared to 27.5% in 2012. The increase in the ratio reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate, than the European Hospital Liability Quota Share compared to the same period in 2012.

General and Administrative Expenses - General and administrative expenses increased by $0.1 million, or 2.2%, for the year ended December 31, 2013 compared to the same period in 2012. The general and administrative expense ratio slightly decreased to 0.2% for the year ended December 31, 2013 compared to 0.3% in the same period in 2012. The overall expense ratio (including commission and other acquisition expenses) was 29.7% and 27.8% for the years ended December 31, 2013 and 2012, respectively, reflecting the changes in the commission and other acquisition expense ratio.

Other

As discussed in Item 1, "Business - Our Reportable Segments" on page 4, during the year ended December 31, 2014, the Company revised the structure of its reportable segments resulting in the former NGHC Quota Share segment, which is currently in run-off, and the remnants of our U.S. E&S business, also in run-off, being combined together in the "Other" category.

Comparison of Years Ended December 31, 2014 and 2013

The combined ratio increased to 167.4% for the year ended December 31, 2014 compared to 97.1% in 2013 due to this category being in run-off, with significantly lower net premiums earned for the year ended December 31, 2014 compared to 2013, combined with elevated loss reserve estimates on the personal lines automobile business and adverse loss development relating to Superstorm Sandy.

Premiums - Net premiums written decreased by $165.4 million, or 101.5%, for the year ended December 31, 2014 compared to 2013 primarily due to 1) the mutually agreed termination of the NGHC Quota share, effective August 1, 2013; and 2) selling the primary insurance business written on a surplus lines basis by Maiden Specialty on May 1, 2013 to Brit. Furthermore, there were additional reinstatement premiums relating to ceded losses on our E&S business which also contributed to the decrease in net premiums written during the year ended December 31, 2014.

Net premiums earned decreased by $239.4 million, or 92.5%, for the year ended December 31, 2014 compared to 2013 due to this category being in run-off. The net premiums earned for the year ended December 31, 2014 relates to the earning of the remaining unearned premium reserves on NGHC Quota Share and the E&S business at December 31, 2013.

Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $151.1 million, or 85.8%, for the year ended December 31, 2014 compared to 2013 as a result of the significant reduction in the net premiums earned for the year ended December 31, 2014 compared to 2013. Net loss and loss adjustment expense ratios were 128.9% and 68.1% for the years ended December 31, 2014 and 2013, respectively. The increase in the net loss and loss adjustment expense ratio from 2013 was due to the elevated loss reserve estimates on the personal lines automobile business and adverse loss development relating to Superstorm Sandy incurred during the year ended December 31, 2014.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $67.7 million, or 91.0%, for the year ended December 31, 2014 compared to 2013 as a result of the significant reduction in the net premiums earned for the year ended December 31, 2014 compared to 2013.

General and Administrative Expenses - General and administrative expenses remained flat at $0.7 million for the years ended December 31, 2014 and 2013.

Comparison of Years Ended December 31, 2013 and 2012

The combined ratio improved to 97.1% for the year ended December 31, 2013 compared to 100.9% for 2012. The lower combined ratio was primarily due to the impact of catastrophic losses incurred on Superstorm Sandy that increased the combined ratio of the Other category by 10.3% in 2012. The decrease in the combined ratio from lower catastrophic claims in 2013 was partially offset by an increase in the loss ratio on the NGHC Quota share, which was partially driven by a change in the mix of business to exposures which have historically performed at higher loss ratio levels.

Premiums - Net premiums written decreased by $152.3 million, or 48.3% for the year ended December 31, 2013 compared to 2012. As previously indicated, the reduction in net premiums written during 2013 was due to the termination, effective August 1, 2013, of Maiden Bermuda's participation in the NGHC Quota Share combined with the sale of the primary insurance business written on a surplus lines basis by Maiden Specialty on May 1, 2013 to Brit.

Net premiums earned decreased by $42.0 million, or 14.0% for the year ended December 31, 2013 compared to 2012 due to the reasons outlined in the discussion on the decreases on net premiums written above.

Loss and Loss Adjustment Expenses - Net losses and LAE decreased by $40.4 million, or 18.7%, for the year ended December 31, 2013 compared to the same period in 2012. Net loss and LAE ratios decreased to 68.1% for the year ended December 31, 2013, compared to 72.0% for the year ended December 31, 2012, due to the impact of catastrophic losses incurred on Superstorm Sandy that increased the net loss and loss adjustment expense ratio of the Other category by 10.3% in 2012. The decrease in losses from lower catastrophic claims in 2013 was partially offset by a change in the mix of business in the NGHC contract to exposures which have historically higher loss levels.

Commission and Other Acquisition Expenses - For the years ended December 31, 2013 and 2012, the commission and other acquisition expense ratio was 28.8% and 28.6%, respectively. The effect of the contract amendment discussed in Item 1, "Business - Our Reportable Segments - NGHC Quota Share (in run-off)", reduced ceded commissions by $0.8 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively.

General and Administrative Expenses - General and administrative expenses remained flat at $0.7 million for the years ended December 31, 2013 and 2012.

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

The amount of dividends that can be distributed from Maiden Holdings’ Bermuda-domiciled operating subsidiary Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. At December 31, 2014, the statutory capital and surplus of Maiden Bermuda was $1,289.2 million. Maiden Bermuda is allowed to pay dividends or distributions not exceeding $222.5 million. During 2014 and 2013, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden Holdings’ U.S. domiciled operating subsidiaries, Maiden US and Maiden Specialty, are subject to significant regulatory restrictions limiting their ability to declare and pay dividends by the states of Missouri and North Carolina, respectively, the states in which those subsidiaries are domiciled. In addition, there are restrictions based on risk-based capital, a test which is the threshold that constitutes the authorized control level. If Maiden US's or Maiden Specialty’s statutory capital and surplus falls below the authorized control level, their respective domiciliary insurance regulators are authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2014, Maiden US and Maiden Specialty have statutory capital and surplus of $288.1 million and $51.9 million, respectively, which exceeds the required level of minimum statutory capital and surplus by the states of Missouri and North Carolina, respectively. During 2014 and 2013, Maiden US and Maiden Specialty paid no dividends to their respective shareholders.

Maiden Holdings’ Swedish domiciled operating subsidiary, Maiden LF, is regulated by the Swedish FSA. At December 31, 2014, Maiden LF has statutory capital and surplus of $8.5 million, which exceeds the amount required to be maintained of $4.5 million at December 31, 2014. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2014, Maiden LF is allowed to pay dividends or distributions not exceeding $2.5 million. Maiden LF did not pay any dividends to Maiden Holdings during 2014.

Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, that operates as a reinsurance services and holding company, is subject to regulation by the U.K. Financial Conduct Authority (the "FCA") that limit the maximum amount of annual dividends or distributions paid by Maiden Global to the Company. At December 31, 2014, Maiden Global is allowed to pay dividends or distributions not exceeding $2.6 million. During the year, Maiden Global declared dividends totaling $2.3 million to Maiden Holdings.

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

Our sources of funds primarily consist of premium receipts net of commissions, investment income, net proceeds from capital raising activities, which may include the issuance of common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and LAE, general and administrative expenses and dividends, with the remainder made available to our investment managers for investment in accordance with our investment policy.

The table below summarizes the cash flows provided by (used in) operating, investing and financing activities for the years ended December 31, 2014, 2013 and 2012:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Operating activities	$651.6	$366.2	$319.1
Investing activities	(471.9)	(584.0)	(637.5)
Financing activities	(208.3)	274.5	208.8
Effect of exchange rate changes on foreign currency cash	(3.1)	1.6	3.1
Total (decrease) increase in cash and cash equivalents	$(31.7)	$58.3	$(106.5)

Cash Flows from Operating Activities

Cash flows from operations for the year ended December 31, 2014 were $651.6 million compared to $366.2 million for the year ended December 31, 2013, a 77.9% increase. The Company's assets grew by $450.7 million, or 9.6%, at December 31, 2014 compared to December 31, 2013. The increase in assets was largely due to the growth in premium written, in our AmTrust Reinsurance and Diversified Reinsurance segments during 2014. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the beginning of 2015.

Cash flows from operations for the year ended December 31, 2013 were $366.2 million compared to $319.1 million for the year ended December 31, 2012, a 14.8% increase. The Company's assets grew by $575.2 million, or 13.9%, as of December 31, 2013 compared to December 31, 2012. The increase in assets was largely due to the growth in premium written experienced by the Company in our AmTrust Reinsurance segment during 2013, offset by decreases in the previous segment NGHC Quota Share.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $471.9 million for the year ended December 31, 2014 compared to $584.0 million for the same period in 2013. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, the Company has periodically maintained elevated levels of cash and cash equivalents to mitigate near-term volatility that may occur. These elevated cash levels may result in slower growth in investment income. For the year ended December 31, 2014, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $257.6 million. This outflow was increased further by the increase in restricted cash and cash equivalents of $207.9 million and net purchases of other investments of $5.9 million during the same period.

Net cash used in investing activities was $584.0 million for the year ended December 31, 2013 compared to $637.5 million for the same period in 2012. For the year ended December 31, 2013, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $637.4 million.

Cash Flows from Financing Activities

Cash flows used in financing activities were $208.3 million for the year ended December 31, 2014 compared to cash flows provided by financing activities of $274.5 million for the year ended December 31, 2013. The net proceeds from the 2013 Senior Notes and existing cash were used in January 2014 to repurchase all of the remaining outstanding Junior Subordinated Debt, which caused the decrease in cash flows provided by financing activities in 2014. The increase of $12.5 million in the cash outflow from dividends paid to common shareholder for the year ended December 31, 2014 compared to 2013 was primarily due to the accelerated payment of the common share dividend announced in the fourth quarter of 2012, which resulted in no cash outflow for common shareholder dividends in the first quarter of 2013. Furthermore, cash outflow from dividends paid to preference shareholders increased by $9.5 million for the year ended December 31, 2014 compared to 2013 due to the issuance of the Preference Shares - Series B in October 2013.

Cash flows provided by financing activities during the year ended December 31, 2012 were $208.8 million. The increase from 2012 to 2013 was attributable to the issuance of the Preference Shares - Series B in October 2013 and the 2013 Senior Notes which were issued in November 2013.

The net cash (outflow) inflow from financing activities for the years ended December 31, 2014, 2013 and 2012 were as follows:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Cash flows from Financing Activities
Repayment of junior subordinated debt	$(152.5)	$—	$—
Senior notes issuance, net of issuance costs	—	147.4	96.6
Preference shares issuance, net of issuance costs	—	159.7	145.0
Common share issuance	0.6	1.8	0.4
Dividends paid to Maiden common shareholders	(32.1)	(19.6)	(29.6)
Dividends paid on preference shares	(24.3)	(14.8)	(3.6)
Net cash (used in) provided by financing activities	$(208.3)	$274.5	$208.8

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

At this time, Maiden Bermuda uses trust accounts, loan to related party and letters of credit to meet collateral requirements — consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations.

Maiden US also offers to its clients, on a voluntary basis, the ability to collateralize certain liabilities related to the reinsurance contracts it issues. Under these arrangements, Maiden retains broad investment discretion in order to achieve its business objectives while giving clients the additional security a collateralized arrangement offers. We believe this offers the Company a significant competitive advantage and improves Maiden US’s retention of high-quality clients. As a result of the transition of relationships following the GMAC Acquisition, at December 31, 2014, certain of these liabilities and collateralized arrangements are recorded by Maiden Bermuda while the remaining liabilities and collateralized arrangements are recorded by Maiden US.

At December 31, 2014, total cash and cash equivalents and fixed maturity investments used as collateral were $3.1 billion compared to $2.2 billion at December 31, 2013. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

The following table details additional information on those assets at December 31, 2014 and 2013:

December 31,	2014			2013
	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$94.9	$805.2	$900.1	$30.8	$764.6	$795.4
Maiden Bermuda	13.7	219.1	232.8	38.2	192.0	230.2
Diversified Reinsurance	108.6	1,024.3	1,132.9	69.0	956.6	1,025.6
Maiden Bermuda	174.6	1,755.9	1,930.5	7.4	1,094.9	1,102.3
AmTrust Reinsurance Segment	174.6	1,755.9	1,930.5	7.4	1,094.9	1,102.3
Maiden Bermuda	1.2	56.7	57.9	1.0	102.8	103.8
Other	1.2	56.7	57.9	1.0	102.8	103.8
Total	$284.4	$2,836.9	$3,121.3	$77.4	$2,154.3	$2,231.7
As a % of Consolidated Balance Sheet captions	100.0%	82.1%	83.4%	100.0%	68.1%	68.9%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million at December 31, 2014 and 2013, respectively, to partially satisfy collateral requirements with AII.

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

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and all are currently designated AFS. The Company's AFS fixed maturity investments increased by $294.8 million or 9.3% at December 31, 2014 compared to 2013.

Due to continuing decline in interest rates, net unrealized gains on our AFS fixed maturity investments increased by $42.8 million during the year ended December 31, 2014 compared to December 31, 2013. This increase in net unrealized gains, combined with fixed maturity purchases of $778.7 million, was offset by the combined effect of: 1) paydowns from MBS securities; and 2) bond amortization and disposals, which in the aggregate totaled $526.7 million.

The increase in net unrealized gains on our AFS fixed maturity investments of $42.8 million is net of unrealized foreign exchange losses of $32.3 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the significant strengthening of the U.S. dollar versus the euro during the year ended December 31, 2014. These declines were substantially offset by decreases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 89 for further information.

During the year ended December 31, 2014, the yield on the 10-year U.S. Treasury bond decreased by 87 basis points to 2.17%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decline in interest rates during the year to date was largely due to conflicting global economic indicators, as weak European economic performance compared unfavorably with a strengthening US economy. Combined with increased global geopolitical uncertainties during the period, these factors resulted in increased demand for U.S. Treasury securities. These conditions more than offset the measures implemented by the U.S. Federal Reserve to transition its monetary policy and related liquidity measures back toward historical norms.

At December 31, 2014, we consider the levels of cash and cash equivalents we are holding to generally be within our targeted ranges. However, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our AFS fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At December 31, 2014 and 2013, these respective durations in years were as follows:

December 31,	2014	2013
AFS fixed maturities and cash and cash equivalents	4.1	4.3
Reserve for loss and loss adjustment expenses	4.4	4.2

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of MBS.

At December 31, 2014, the weighted average duration of our AFS fixed maturity investment portfolio excluding cash and cash equivalents was 4.5 years and there were $77.1 million of net unrealized gains in the portfolio, compared to a duration of 4.6 years and net unrealized gains of $34.3 million in the portfolio as of December 31, 2013. This decrease of 0.1 years in the weighted average duration of our AFS fixed maturity investment portfolio arises due to the combination of the following:

•	accelerated paydowns experienced during 2014 on MBS portfolio; and

•	purchase of short-term investments during 2014 with an average duration of 0.3 years.

These factors that gave rise to a lower weighted average duration of our AFS fixed maturity investment portfolio were partially offset by the purchase of $393.5 million in new corporate bonds at an average duration of 7.73 years, a higher average duration than the average duration at December 31, 2013.

The following tables detail at December 31, 2014 and 2013, respectively, the average yield and average duration of our AFS assets, by asset class, and our cash and cash equivalents (restricted and unrestricted):

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
U.S. treasury bonds	$8.9	$0.5	$—	$9.4	2.4%	3.7 years
U.S. agency bonds – mortgage-backed	1,313.8	19.2	(10.6)	1,322.4	2.9%	3.7 years
U.S. agency bonds – other	7.2	0.8	—	8.0	5.0%	6.1 years
Non-U.S. government and supranational bonds	54.5	0.3	(3.1)	51.7	2.0%	3.1 years
Other mortgage-backed securities	52.3	2.4	—	54.7	3.5%	6.3 years
Corporate bonds	1,831.4	89.2	(25.3)	1,895.3	4.0%	5.1 years
Municipal bonds - other	62.2	3.7	—	65.9	4.2%	7.9 years
Short-term investments	49.5	—	—	49.5	0.4%	0.3 years
Cash and cash equivalents	392.5	—	—	392.5	0.2%	0.0 years
Total	3,772.3	116.1	(39.0)	3,849.4	3.1%	4.1 years

December 31, 2013	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
U.S. treasury bonds	$16.6	$0.6	$—	$17.2	2.6%	1.8 years
U.S. agency bonds – mortgage-backed	1,292.1	11.7	(41.1)	1,262.7	2.8%	4.4 years
U.S. agency bonds – other	7.2	0.9	—	8.1	5.0%	6.8 years
Non-U.S. government and supranational bonds	70.4	3.5	(0.7)	73.2	1.8%	2.6 years
Other mortgage-backed securities	33.6	—	(0.2)	33.4	3.4%	6.9 years
Corporate bonds	1,546.5	83.0	(22.8)	1,606.7	4.3%	5.0 years
Municipal bonds - auction rate	99.2	—	—	99.2	0.3%	0.0 years
Municipal bonds - other	62.2	0.9	(1.5)	61.6	4.2%	8.6 years
Cash and cash equivalents	217.2	—	—	217.2	0.1%	0.0 years
Total	3,345.0	100.6	(66.3)	3,379.3	3.3%	4.3 years
*Average yield is calculated by dividing annualized investment income for each sub-component of available-for sale securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio at December 31, 2014 and 2013:

December 31,	2014		2013
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$74.6	2.2%	$88.6	2.8%
Due after one year through five years	563.1	16.3%	427.4	13.5%
Due after five years through ten years	1,403.4	40.6%	1,154.4	36.5%
Due after ten years	38.7	1.1%	195.6	6.2%
	2,079.8	60.2%	1,866.0	59.0%
U.S. agency bonds – mortgage-backed	1,322.4	38.3%	1,262.7	39.9%
Other mortgage-backed securities	54.7	1.5%	33.4	1.1%
Total AFS fixed maturities	3,456.9	100.0%	3,162.1	100.0%

At December 31, 2014 and 2013, 98.2% of our fixed income portfolio consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or less. Please refer to "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for additional information on the credit rating of our fixed income portfolio.

Substantially all the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the MBS component of our U.S. agency bonds portfolio at December 31, 2014 and 2013 were as follows:

December 31,	2014		2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$75.8	5.7%	$90.9	7.2%
FNMA – fixed rate	657.2	49.4%	695.4	54.7%
FNMA – variable rate	26.5	2.0%	34.5	2.7%
FHLMC – fixed rate	555.3	41.7%	432.2	34.0%
FHLMC – variable rate	7.6	0.6%	9.7	0.8%
Total RMBS	1,322.4	99.4%	1,262.7	99.4%
Total U.S. agency bonds - mortgage-backed	1,322.4	99.4%	1,262.7	99.4%
Non-MBS fixed rate agency bonds	8.0	0.6%	8.1	0.6%
Total U.S. agency bonds	$1,330.4	100.0%	$1,270.8	100.0%

The following table provides a summary of changes in fair value associated with the Company's U.S. agency MBS portfolio for the years ended December 31, 2014 and 2013:

December 31,	2014	2013
	($ in Millions)
U.S. agency MBS:
Beginning balance	$1,262.7	$992.2
Purchases	302.5	723.1
Sales, calls and paydowns	(277.9)	(384.4)
Net realized gains (losses) on sales – included in net income	0.6	—
Change in net unrealized gains – included in other comprehensive income	38.0	(58.0)
Amortization of bond premium and discount	(3.5)	(10.2)
Ending balance	$1,322.4	$1,262.7

Policy measures enacted by the U.S. Federal Reserve designed to provide greater liquidity to certain credit markets, in particular the mortgage backed securities market, had impacted the Company's MBS portfolio for several years through 2013. However, those conditions began abating during 2013, as interest rates began to rise and in December 2013, the U.S. Federal Reserve began to gradually reduce the amount of liquidity it is providing to credit markets, which has continued in 2014. During the year ended December 31, 2014, the Company experienced the lowest levels of paydowns and amortization of bond premium of its MBS portfolio since 2011, partially contributing to the improvement in total investment income during those periods compared to 2013. These conditions may fluctuate, until such time that the interest rate environment gradually moves toward historical levels from those experienced during the last several years.

Our U.S. agency MBS portfolio is 38.3% of our fixed maturity investments at December 31, 2014. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn. The Company holds no asset-backed securities other than the mortgage-backed securities it has described herein.

The security holdings by sector and financial strength rating in this asset class at December 31, 2014 and 2013 were as follows:

	Ratings*
December 31, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	4.2%	2.1%	29.9%	8.4%	0.4%	$853.8	45.0%
Industrials	—%	2.9%	12.0%	29.3%	2.9%	892.1	47.1%
Utilities/Other	—%	—%	2.6%	5.3%	—%	149.4	7.9%
Total Corporate bonds	4.2%	5.0%	44.5%	43.0%	3.3%	$1,895.3	100.0%

	Ratings*
December 31, 2013	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	6.1%	4.6%	28.9%	10.7%	0.2%	$811.3	50.5%
Industrials	—%	2.7%	7.8%	28.0%	2.5%	659.3	41.0%
Utilities/Other	—%	—%	2.8%	4.9%	0.8%	136.1	8.5%
Total Corporate bonds	6.1%	7.3%	39.5%	43.6%	3.5%	$1,606.7	100.0%
*Ratings as assigned by S&P

During the year ended December 31, 2014, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio. We also reduced our exposure to corporate bonds in the Financial Institutions sector, as those securities may be more sensitive to rising interest rates. The Company’s ten largest corporate holdings, 91.3% of which are in the Financial Institutions sector, at December 31, 2014 as carried at fair value and as a percentage of all fixed income securities were as follows:

December 31, 2014	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.9	1.1%	A-
Citigroup Inc FLT, Due 06/09/2016 (1)	26.7	0.8%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	24.5	0.7%	AAA
BNP Paribas, 5.0% Due 01/15/2021	21.6	0.6%	A+
Rabobank Nederland Utrec, 3.875% Due 02/08/2022	20.3	0.6%	A+
Electricite De France, 4.625% Due 9/11/2024	20.3	0.6%	A+
General Electric Capital Corp, 3.1% Due 1/9/2023	20.3	0.6%	AA+
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.1	0.6%	A
HSBC Finance Corp FLT, Due 06/01/2016 (1)	20.0	0.6%	A
Bear Stearns FLT, Due 11/21/2016 (1)	19.9	0.6%	A
Total	$233.6	6.8%
* Ratings as assigned by S&P
(1) Securities with the notation FLT are floating rate securities.

At December 31, 2014 and 2013, 10.5% and 15.5% of our corporate securities were floating rate securities, respectively, all of which were in the Financial Institutions sector. These securities enable the Company to maintain flexibility in the face of volatile fixed income market conditions and allow us to take advantage of any unanticipated increases in interest rates which may occur. Also, to the extent that the Company's operating subsidiaries invest in fixed maturities issued by U.S. state and local governments, these investments are made on the merits of the underlying investment and not on the tax status of those securities.

At December 31, 2014 and 2013, we own the following securities not denominated in U.S. dollars:

December 31,	2014		2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$351.9	87.2%	$230.3	75.9%
Non-U.S. government and supranational bonds	51.7	12.8%	73.2	24.1%
Total non-U.S. dollar denominated AFS securities	$403.6	100.0%	$303.5	100.0%

These securities were invested in the following currencies:

December 31,	2014		2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$339.5	84.1%	$249.1	82.1%
British Pound	47.8	11.8%	33.6	11.1%
Australian Dollar	7.1	1.8%	7.7	2.5%
Swedish Krona	7.0	1.7%	10.6	3.5%
All other	2.2	0.6%	2.5	0.8%
Total non-U.S. dollar denominated AFS securities	$403.6	100.0%	$303.5	100.0%

The increase in securities not denominated in U.S. dollars was primarily due to the investment of the net receipts from our euro denominated underwriting activity. We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at December 31, 2014 and 2013. At December 31, 2014 and 2013, 100.0%, of the Company's non-sovereign government issuers were rated A+ or higher by S&P. The five largest non-U.S. government or supranational issuers held by the Company at December 31, 2014 and 2013 are:

December 31,	2014		2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
State of Israel	$12.1	23.4%	$6.0	8.1%
European Financial Stability Facility	11.3	22.0%	12.4	17.0%
Germany	8.7	16.8%	18.1	24.7%
United Kingdom	7.0	13.5%	14.5	19.9%
European Investment Bank	6.3	12.2%	11.1	15.2%
All other	6.3	12.1%	11.1	15.1%
Total non-U.S. government and supranational bonds	$51.7	100.0%	$73.2	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

December 31,	2014		2013
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$62.1	17.6%	$63.8	27.7%
AA+, AA, AA-	26.6	7.6%	10.2	4.5%
A+, A, A-	181.3	51.5%	103.8	45.0%
BBB+, BBB, BBB-	80.6	22.9%	51.0	22.0%
BB+ or lower	1.3	0.4%	1.5	0.8%
Total non-U.S. dollar denominated corporate bonds	$351.9	100.0%	$230.3	100.0%

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Reserve for Loss and Loss Adjustment Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all loss and LAE incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and LAE represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2014.

At December 31, 2014 and 2013, the Company recorded gross reserves for unpaid loss and LAE of $2.3 billion and $2.0 billion, respectively, and net reserves for unpaid loss and LAE of $2.2 billion and $1.9 billion for December 31, 2014 and 2013, respectively.

The following table represents a reconciliation of our beginning and ending gross and net loss and loss adjustment expense reserves for the years ended December 31, 2014, 2013 and 2012:

For the Year Ended December 31,	2014	2013	2012
	($ in Millions)
Gross unpaid loss and LAE reserves - January 1	$1,957.8	$1,740.3	$1,398.4
Less: reinsurance recoverable - January 1	84.0	110.9	20.3
Net loss and LAE reserves - January 1	1,873.8	1,629.4	1,378.1
Net incurred losses related to:
Current year	1,479.4	1,351.0	1,239.0
Prior years	18.8	(1.4)	23.3
	1,498.2	1,349.6	1,262.3
Net paid losses related to:
Current year	(430.4)	(517.6)	(485.0)
Prior years	(705.4)	(598.5)	(530.3)
	(1,135.8)	(1,116.1)	(1,015.3)
Effect of foreign exchange movement	(40.8)	10.9	4.3
Net loss and LAE reserves - December 31	2,195.4	1,873.8	1,629.4
Reinsurance recoverable - December 31	75.9	84.0	110.9
Gross unpaid loss and LAE reserves - December 31	$2,271.3	$1,957.8	$1,740.3

See "Business — Reserve for Loss and Loss Adjustment Expenses" in Item 1 of Part I of this Report, "Critical Accounting Policies and Estimates — Reserve for Loss and Loss Adjustment Expenses" and "Results of Operations" above for a discussion of loss and LAE and prior years’ reserve developments.

Other Balance Sheet Changes

The following summarizes other material balance sheet changes of the Company at December 31, 2014 and 2013:

December 31,	2014	2013	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$513.0	$560.1	$(47.1)	(8.4)%
Reinsurance recoverable on unpaid losses	75.9	84.0	(8.1)	(9.7)%
Deferred commission and other acquisition expenses	372.5	304.9	67.6	22.2%
Reserve for loss and loss adjustment expenses	2,271.3	1,957.8	313.5	16.0%
Unearned premiums	1,207.8	1,034.8	173.0	16.7%

At December 31, 2014, consistent with the continued growth of the Company, deferred acquisition costs, reserve for loss and LAE and unearned premium balances increased in particular due to the strong premium written growth experienced in the AmTrust Reinsurance segment during the year ended December 31, 2014 compared to 2013. Reinsurance balances receivable, net decreased by 8.4% primarily due to the reduction in the outstanding receivable balances in the AmTrust Reinsurance segment.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,600.7 million at December 31, 2014, a $9.5 million, or 0.6%, net decrease from $1,610.2 million at December 31, 2013. Increases in common shareholders' equity during 2014 were offset by repayment of our junior subordinated debt during the year.

The following table shows the movement in total capital resources at December 31, 2014 and 2013:

December 31,	2014	2013	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	925.7	808.8	116.9	14.4%
Total Maiden shareholders' equity	1,240.7	1,123.8	116.9	10.4%
Senior Notes	360.0	360.0	—	—%
Junior Subordinated Debt	—	126.4	(126.4)	(100.0)%
Total capital resources	$1,600.7	$1,610.2	$(9.5)	(0.6)%

The major factors contributing to the net decrease in capital resources were as follows:

Maiden shareholders' equity

Total Maiden shareholders' equity at December 31, 2014 increased by $116.9 million, or 10.4%, compared to December 31, 2013 primarily due to:

•	net income of $101.5 million. See "Results of Operations - Net Income" on page 67 for a discussion of the Company’s net income for the year ended December 31, 2014;

•
increase in AOCI following improvements in market values of our fixed maturity securities resulting in a net unrealized gain of $42.8 million. This net unrealized gain is net of unrealized foreign exchange losses of $32.3 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro investments, following the significant strengthening of the U.S. dollar versus the euro during the year ended December 31, 2014. These declines were substantially offset by a corresponding decrease of $25.6 million in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI;

•	increase in additional paid in capital of $3.9 million resulting from share-based compensation expense and exercising of options and issuance of common shares; and

•	dividend payments of $57.9 million related to the Company’s common and preferred shares.

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2014 and 2013.

Indebtedness

The decrease of $126.4 million was entirely due to the redemption of the Junior Subordinated Debt on January 15, 2014 by the Company's wholly owned U.S. holding company Maiden NA, utilizing the proceeds from the issuance of the 2013 Senior Notes and cash on hand. There were no further changes in the Company’s indebtedness during 2014 and the Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2014.

Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the Company’s indebtedness.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, on November 8, 2013 we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances after that date. On November 25, 2013, the Company, through Maiden NA, issued $152.5 million principal amount of 7.75% Senior Notes due on December 1, 2043. Therefore, we may from time to time issue up to an additional $147.5 million in securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.

The Company’s aggregate contractual obligations at December 31, 2014 are as follows:

	Payment Due by Period
December 31, 2014	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ in Millions)
Contractual Obligations
Operating lease obligations	$5.1	$1.6	$2.2	$1.0	$0.3
Senior notes and interest	1,155.9	28.7	57.4	57.4	1,012.4
Reserve for loss and loss adjustment expenses	2,271.3	642.9	697.3	351.1	580.0
Other investments - unfunded commitments	0.7	0.7	—	—	—
Total	$3,433.0	$673.9	$756.9	$409.5	$1,592.7

The amounts included for reserve for loss and LAE reflect the estimated timing of expected loss payments on known claims and anticipated future claims at December 31, 2014. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, please refer"Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses" section included under Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2014. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar, the Swedish krona and the Russian ruble. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates could materially adversely affect our financial condition and results of operations. At December 31, 2014, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.

Net foreign exchange gains amounted to $3.6 million during the year ended December 31, 2014 compared to $1.7 million and $1.6 million during the years ended December 31, 2013 and 2012, respectively.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves loss and LAE. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for loss and LAE with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

Refer to "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included under Item 8 "Financial Statement and Supplementary Data", of this Form 10-K for a discussion on recently issued accounting pronouncements.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2014, we had fixed maturity securities with a fair value of $3.5 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at December 31, 2014 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity, at December 31, 2014:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,157.8	$(299.1)	(24.1)%
100 basis point increase	3,301.8	(155.1)	(12.5)%
No change	3,456.9	—	—%
100 basis point decrease	3,618.5	161.6	13.0%
200 basis point decrease	3,774.1	317.2	25.6%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2013.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at December 31 for each of the years presented:

For the Year Ended December 31,	2014	2013
Ratings*
AA+ or better	46.0%	50.5%
AA, AA-, A+, A, A-	28.7%	25.6%
BBB+, BBB, BBB-	23.5%	22.1%
BB+ or lower	1.8%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At December 31, 2014, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (see "Liquidity and Capital Resources - Investments" in Item 7 of Part II of this Annual Report on Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.1% and 6.8% of the Company’s total fixed income securities, respectively.

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

The Company has exposure to credit risk as it relates to its business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 31.6% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2014.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2014 were $513.0 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2014.

The Company purchases limited amounts of retrocessional reinsurance and requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $75.9 million at December 31, 2014 compared to $84.0 million at the end of 2013. Of these reinsurance recoverables, at December 31, 2014, $37.8 million or 49.8% compared to $49.8 million or 59.2% at December 31, 2013 relates to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at December 31:

December 31,	2014	2013
A or better	92.9%	90.2%
A-	5.6%	7.5%
B++ or worse	1.5%	2.3%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2014, 12.9% of our net premiums written and 11.8% of our reserve for loss and LAE were transacted in euro.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2014, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $8.5 million and $17.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.

See our Consolidated Financial Statements and Notes thereto and required financial statement schedules commencing on pages F-1 through F-50 and S-1 through S-7 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2014. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2014, our Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of December 31, 2014 based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited Maiden Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria") 2013. Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 13, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on April 28, 2015 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2014", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Security Ownership of Certain Beneficial Owners", "Equity Compensation Plan Information" and "Security Ownership of Management".

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Certain Relationships and Related Transactions", "Audit Committee", "Board Independence", "Compensation Committee" and "Nominating and Corporate Governance Committee".

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the information responsive thereto in the section in the Proxy Statement captioned "Appointment of Independent Auditors of Maiden Holdings, Ltd.".

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial statements and schedules

Financial statements and schedules listed in the accompanying index to our Consolidated Financial Statements starting on page F-1 are filed as part of this Form 10-K, and are included in Item 8. "Financial Statement and Supplementary Data". All other schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Exhibits

The exhibits listed in the Exhibit Index starting on page E-1 following the signature page are filed herewith, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 13, 2015.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	March 13, 2015
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ Karen L. Schmitt	Chief Financial Officer	March 13, 2015
Karen L. Schmitt	(Principal Financial and Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 13, 2015
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 13, 2015
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 13, 2015
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 13, 2015
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 13, 2015
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.4	First Supplemental Indenture, dated as of June 24, 2011, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.5	Form of 8.25% Notes due 2041 (included in Exhibit 4.4)	(4)
4.6	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(5)
4.7	Form of 8.000% Notes due 2042 (included in Exhibit 4.6)	(5)
4.8	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(6)
4.9	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.8)	(6)
4.10	Certificate of Designations of 7.25% Mandatory Convertible Preference Shares, Series B, adopted on October 1, 2013	(7)
4.11	Form of stock certificate evidencing 7.25% Mandatory Convertible Preference Shares, Series B (included in Exhibit 4.10)	(7)
4.12	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(8)
4.13	Form of 7.75% Notes due 2043 (included in Exhibit 4.12)	(8)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(9)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(9)
10.5*	Form of Employment Agreement by and between Maiden and Arturo M. Raschbaum, John M. Marshaleck, Patrick J. Haveron, Karen L. Schmitt and Lawrence F. Metz, dated as of November 1, 2011	(10)
10.6*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.7*	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(11)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(12)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(12)
10.11	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.12	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(13)

10.13	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(13)
10.14	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(13)
10.15	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(13)
10.16	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	(14)
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(12)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(15)
10.2	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(9)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(16)
10.22	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(9)
10.23	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(9)
10.24	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(7)
10.25	Portfolio Transfer and Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Motors Insurance Corporation, dated as of October 31, 2008	(8)
10.26	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(13)
10.27	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(15)
10.28	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(14)
10.29	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(12)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
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

(14) Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 4, 2014 (File No. 001-34042).

(15)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant's Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).

(16)
Incorporated by reference to the filing of such exhibit with the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on March 11, 2013 (File No. 001-34042).

(17)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042)

(18)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 7, 2008 (File No. 001-34042).

 † Filed herewith.
 * Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 13, 2015

MAIDEN HOLDINGS, LTD.
 CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In thousands of U.S. dollars, except share and per share data)

	2014	2013
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2014: $3,379,864; 2013: $3,127,792)	$3,456,904	$3,162,067
Other investments, at fair value (Cost 2014: $10,862; 2013: $4,522)	12,571	5,092
Total investments	3,469,475	3,167,159
Cash and cash equivalents	108,119	139,833
Restricted cash and cash equivalents	284,381	77,360
Accrued investment income	27,524	25,238
Reinsurance balances receivable, net (includes $267,490 and $299,645 from related parties in 2014 and 2013, respectively)	512,996	560,145
Reinsurance recoverable on unpaid losses (includes $3,845 and $7,263 from related parties in 2014 and 2013, respectively)	75,873	84,036
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $285,227 and $216,508 from related parties in 2014 and 2013, respectively)	372,487	304,908
Goodwill and intangible assets, net	87,336	90,613
Other assets	57,926	96,112
Total assets	$5,164,092	$4,713,379
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,163,195 and $885,381 from related parties in 2014 and 2013, respectively)	$2,271,292	$1,957,835
Unearned premiums (includes $913,986 and $711,950 from related parties in 2014 and 2013, respectively)	1,207,757	1,034,754
Accrued expenses and other liabilities	83,877	110,114
Senior notes	360,000	360,000
Junior subordinated debt	—	126,381
Total liabilities	3,922,926	3,589,084
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value; 73,900,889 and 73,595,897 shares issued in 2014 and 2013, respectively; 72,932,702 and 72,633,561 shares outstanding in 2014 and 2013, respectively)	739	736
Additional paid-in capital	578,445	574,522
Accumulated other comprehensive income	95,293	25,784
Retained earnings	255,084	211,602
Treasury shares, at cost (968,187 and 962,336 shares in 2014 and 2013, respectively)	(3,867)	(3,801)
Total Maiden shareholders’ equity	1,240,694	1,123,843
Noncontrolling interests in subsidiaries	472	452
Total equity	1,241,166	1,124,295
Total liabilities and equity	$5,164,092	$4,713,379
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2014	2013	2012
Revenues
Gross premiums written	$2,507,352	$2,204,159	$2,000,992
Net premiums written	$2,458,136	$2,096,301	$1,901,285
Change in unearned premiums	(206,393)	(95,414)	(97,505)
Net premiums earned	2,251,743	2,000,887	1,803,780
Other insurance revenue	13,410	14,232	12,890
Net investment income	117,215	91,352	81,188
Net realized gains on investment	1,163	3,585	1,907
Total other-than-temporary impairment losses	(2,364)	—	—
Portion of loss recognized in other comprehensive income (loss)	—	—
Net impairment losses recognized in earnings	(2,364)	—	—
Total revenues	2,381,167	2,110,056	1,899,765
Expenses
Net loss and loss adjustment expenses	1,498,271	1,349,630	1,262,348
Commission and other acquisition expenses	659,315	556,578	492,031
General and administrative expenses	62,937	58,661	53,804
Interest and amortization expenses	29,580	39,497	36,384
Accelerated amortization of junior subordinated debt discount and issuance cost	28,240	—	—
Amortization of intangible assets	3,277	3,780	4,362
Foreign exchange and other gains	(4,150)	(2,809)	(1,638)
Total expenses	2,277,470	2,005,337	1,847,291
Income before income taxes	103,697	104,719	52,474
Income tax expense	2,164	1,863	2,213
Net income	101,533	102,856	50,261
Less: income attributable to noncontrolling interests	(142)	(121)	(107)
Net income attributable to Maiden	101,391	102,735	50,154
Dividends on preference shares	(24,337)	(14,834)	(3,644)
Net income attributable to Maiden common shareholders	$77,054	$87,901	$46,510
Basic earnings per share attributable to Maiden common shareholders	$1.06	$1.21	$0.64
Diluted earnings per share attributable to Maiden common shareholders	$1.04	$1.18	$0.64
Dividends declared per common share	$0.46	$0.38	$0.33
Weighted average number of common shares - basic	72,843,782	72,510,361	72,263,022
Adjusted weighted average number of common shares and assumed conversions - diluted	74,117,568	76,417,839	73,105,531

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands of U.S. dollars)

For the Year Ended December 31,	2014	2013	2012
Comprehensive income:
Net income	$101,533	$102,856	$50,261
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on available-for-sale fixed maturities arising during the period (net of tax of $(52), $17 and $(81) for the years ended December 31, 2014, 2013 and 2012, respectively)	40,573	(101,984)	82,915
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred tax	—	—	—
Adjustment for reclassification of net realized losses (gains) recognized in net income, net of tax	3,278	(6,953)	(2,987)
Foreign currency translation adjustment	25,592	(6,388)	(2,852)
Other comprehensive income (loss)	69,443	(115,325)	77,076
Comprehensive income (loss)	170,976	(12,469)	127,337
Net income attributable to noncontrolling interests	(142)	(121)	(107)
Other comprehensive loss (income) attributable to noncontrolling interests	66	(21)	(5)
Comprehensive income attributable to noncontrolling interests	(76)	(142)	(112)
Comprehensive income (loss) attributable to Maiden	$170,900	$(12,611)	$127,225

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U. S. dollars)

For the Year Ended December 31,	2014	2013	2012
Preference shares - Series A and B
Beginning balance	$315,000	$150,000	$—
Issuance of preference shares - Series A	—	—	150,000
Issuance of preference shares - Series B	—	165,000	—
Ending balance	315,000	315,000	150,000
Common shares
Beginning balance	736	733	732
Exercise of options and issuance of shares	3	3	1
Ending balance	739	736	733
Additional paid-in capital
Beginning balance	574,522	575,869	579,004
Exercise of options and issuance of common shares	589	1,773	477
Issuance costs of preference shares	—	(5,325)	(4,959)
Share-based compensation expense	3,334	2,205	1,347
Ending balance	578,445	574,522	575,869
Accumulated other comprehensive income
Beginning balance	25,784	141,130	64,059
Change in net unrealized gains on investment	43,851	(108,937)	79,928
Foreign currency translation adjustment	25,658	(6,409)	(2,857)
Ending balance	95,293	25,784	141,130
Retained earnings
Beginning balance	211,602	151,308	128,648
Net income attributable to Maiden	101,391	102,735	50,154
Dividends on preference shares	(24,337)	(14,834)	(3,644)
Dividends on common shares	(33,572)	(27,607)	(23,850)
Ending balance	255,084	211,602	151,308
Treasury shares
Beginning balance	(3,801)	(3,801)	(3,801)
Shares repurchased	(66)	—	—
Ending balance	(3,867)	(3,801)	(3,801)
Noncontrolling interests in subsidiaries
Beginning balance	452	372	338
Dividend paid to noncontrolling interest	(56)	(62)	(78)
Net income attributable to noncontrolling interests	142	121	107
Foreign currency translation adjustment	(66)	21	5
Ending balance	472	452	372
Total equity	$1,241,166	$1,124,295	$1,015,611
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2014	2013	2012
Cash flows from operating activities
Net income	$101,533	$102,856	$50,261
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization of intangibles	4,821	5,151	6,258
Net realized gains on investment	(1,163)	(3,585)	(1,907)
Net impairment losses recognized in earnings	2,364	—	—
Foreign exchange and other gains	(4,150)	(2,809)	(1,638)
Amortization of share-based compensation expense, bond premium and discount and subordinated debt discount, net	35,498	13,925	10,949
Changes in assets - (increase) decrease:
Reinsurance balances receivable, net	34,343	(31,051)	(98,987)
Reinsurance recoverable on unpaid losses	8,078	26,821	(90,567)
Accrued investment income	(2,693)	(4,141)	(7,719)
Deferred commission and other acquisition expenses	(69,217)	(34,118)	(22,073)
Other assets	32,060	(131)	(15,704)
Changes in liabilities - increase (decrease):
Reserve for loss and loss adjustment expenses	354,014	206,783	337,348
Unearned premiums	182,602	96,040	103,796
Accrued expenses and other liabilities	(26,511)	(9,494)	49,072
Net cash provided by operating activities	651,579	366,247	319,089
Cash flows from investing activities
Purchases of fixed-maturities – available-for-sale	(778,702)	(1,442,116)	(1,193,768)
Purchases of fixed-maturities – trading and short sales	—	—	(102,073)
Purchases of other investments	(6,698)	(2,135)	(940)
Proceeds from sales of fixed-maturities – available-for-sale	171,216	355,863	142,694
Proceeds from sales of fixed-maturities – trading and short sales	—	—	49,883
Proceeds from maturities and calls of fixed maturities	349,852	448,881	484,091
Proceeds from redemption of other investments	797	400	340
(Increase) decrease in restricted cash and cash equivalents	(207,859)	54,967	(17,432)
Other, net	(490)	146	(341)
Net cash used in investing activities	(471,884)	(583,994)	(637,546)
Cash flows from financing activities
Senior notes issuance, net of issuance costs	—	147,446	96,594
Repayment of junior subordinated debt	(152,500)	—	—
Preference shares issuance, net of issuance costs	—	159,675	145,041
Common share issuance	592	1,776	478
Dividends paid - Maiden common shareholders	(32,079)	(19,607)	(29,630)
Dividends paid - preference shares	(24,337)	(14,834)	(3,644)
Net cash (used in) provided by financing activities	(208,324)	274,456	208,839
Effect of exchange rate changes on foreign currency cash	(3,085)	1,581	3,079
Net (decrease) increase in cash and cash equivalents	(31,714)	58,290	(106,539)
Cash and cash equivalents, beginning of period	139,833	81,543	188,082
Cash and cash equivalents, end of period	$108,119	$139,833	$81,543
Supplemental information on cash flows
Interest paid	$34,222	$38,219	$36,219
Taxes paid	708	634	55
Supplemental information about non cash investing and financing activities
Acquisition of fixed maturities, available-for-sale	—	23,478	—
Other assets	—	(23,478)	—
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

1. Organization

Maiden Holdings, Ltd. (sometimes referred to as "Maiden Holdings" or "Parent Company") is a Bermuda-based holding company formed in June 2007, primarily focused on serving the needs of regional and specialty insurers in the United States and Europe by providing innovative reinsurance solutions designed to support their capital needs. Together with its subsidiaries (collectively referred to as the "Company", "We" or "Maiden"), Maiden specializes in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsure risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda", formerly known as Maiden Insurance Company Ltd.) and Maiden Reinsurance North America, Inc. ("Maiden US", formerly known as Maiden Reinsurance Company) and have operations in Bermuda and the United States, respectively. Maiden Bermuda does not underwrite any direct insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail clients in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF"), a wholly owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

2. Significant Accounting Policies

Basis of Reporting and Consolidation — These Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Maiden Holdings and all of its subsidiaries. These Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated.

Certain prior year comparatives have been reclassified to conform to the current year presentation. In the third quarter of 2014, the Company revised the structure of its reportable segments following a review which concluded that the former segment, NGHC Quota Share, currently in run-off, no longer meets the reportable segment criteria under Accounting Standards Codification ("ASC") 280 Segment Reporting. As a result, the Company determined that it no longer requires separate disclosure of the NGHC Quota Share as a reportable segment. Furthermore, it was concluded that the remnants of the excess and surplus ("E&S") business, which is also in run-off, no longer meets the aggregation criteria under ASC 280 Segment Reporting and therefore is no longer aggregated with the other operating segments of the Diversified Reinsurance reportable segment. Due to these presentation revisions, the results of operations of the former NGHC Quota Share segment and the remnants of the E&S business have been included in "Other" category, and all prior periods presented herein have been reclassified to conform with the current year presentation.

Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to:

•	reserve for loss and loss adjustment expenses;

•	recoverability of deferred commission and other acquisition expenses;

•	determination of impairment of goodwill and other intangible assets;

•	valuation of financial instruments; and

•	determination of other-than-temporary impairment of investments.

Investments — The Company currently classifies all of its fixed maturity investments as "available-for-sale" ("AFS") and, accordingly, they are carried at estimated fair value. The fair value of fixed maturity securities is generally determined from quotations received from nationally recognized pricing services, or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

The Company's other investments comprise both quoted and unquoted investments. The Company's quoted equity investment is based on a quoted market price from a third party, a nationally recognized pricing service provider ("Pricing Service"), reflecting the closing price quoted for the final trading day of the period. The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 944, "Financial Services" ("ASC 944"). Unquoted other investments primarily comprise investments in limited partnerships which are reported at fair value based on the financial information received from the fund managers and other information available to management.

Unrealized gains or losses on fixed maturities and other investments are reported as a component of accumulated other comprehensive income (loss) ("AOCI").

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the first in first out cost method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees and other expenses. For mortgage-backed securities ("MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

A security is potentially impaired when its fair value is below its amortized cost. On a quarterly basis, we review all impaired AFS securities to determine if the impairment is other than temporary impairment ("OTTI"). OTTI assessments are inherently judgmental, especially where securities have experienced severe declines in fair value in a short period. Our review process begins with a quantitative analysis to identify securities to be further evaluated for potential OTTI. For all identified securities, further fundamental analysis is performed that considers, but not limited to, the following quantitative and qualitative factors:

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

The Company recognizes OTTI in earnings for its impaired AFS fixed maturity securities (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income. In periods after the recognition of OTTI on the Company’s AFS fixed maturity securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For fixed maturity securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income.

As our AFS investment portfolio is the largest component of our consolidated assets, OTTI on our AFS fixed maturity securities could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets.

Fair Value Measurements — ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities, U.S. Treasury bonds, and listed derivatives that are actively traded;

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; corporate and municipal bonds; MBS and asset-backed securities ("ABS"); and

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; and hedge and credit funds with partial transparency.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices the Pricing Service. When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representation of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.

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

Premiums and Related Expenses — For pro-rata contracts and excess-of-loss contracts where no deposit or minimum premium is specified in the contract, written premium is recognized based on estimates of ultimate premiums provided by the ceding companies. Initial estimates of written premium are recognized in the period in which the underlying risks are incepted. Subsequent adjustments, based on reports of actual premium by the ceding companies, or revisions in estimates, are recorded in the period in which they are determined. Reinsurance premiums assumed are generally earned on a pro-rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims which attach to the underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period. Reinsurance premiums on specialty risk and extended warranty are earned based on the estimated program coverage period. These estimates are based on the expected distribution of coverage periods by contract at inception, because a single contract may contain multiple coverage period options, and these estimates are revised based on the actual coverage period selected by the original insured. Unearned premiums represent the portion of premiums written which is applicable to the unexpired term of the contract or policy in force. These premiums can be subject to estimates based upon information received from ceding companies and any subsequent differences arising on such estimates are recorded in the period in which they are determined.

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

Only certain expenses incurred in the successful acquisition of new and renewal insurance contracts are capitalized. Those expenses include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. All other acquisition-related expenses, such as costs incurred for soliciting business, administration, and unsuccessful acquisition or renewal efforts are charged to expense as incurred. Administrative expenses, including rent, depreciation, occupancy, equipment, and all other general overhead expenses are considered indirect and are expensed as incurred.

The Company considers anticipated investment income in determining the recoverability of these costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses and anticipated investment income exceed unearned premium.

Loss and Loss Adjustment Expenses Incurred — Loss and loss adjustment expenses ("LAE") represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserve for loss and LAE is estimated using individual case-basis valuations and statistical analysis and is not discounted. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate. In estimating reserves, the Company utilizes a variety of standard actuarial methods. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

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

Noncontrolling Interests — The Company accounts for its noncontrolling interests in accordance with ASC Topic 810 "Consolidations", and presents such noncontrolling shareholders' interest in the equity section of the Company’s Consolidated Balance Sheets. Net income (loss) attributable to noncontrolling interests is presented separately in the Company’s Consolidated Statements of Income.

Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded any interest or penalties during the years ended December 31, 2014, 2013 and 2012 and the Company has not accrued any payment of interest and penalties at December 31, 2014 and 2013.

Share-Based Compensation Expense — The Company is authorized to issue restricted share awards and units, performance based restricted share units ("PB-RSUs"), share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options, restricted share and share unit grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense (a component of salaries and benefits) and an increase to additional paid in capital in Shareholders’ Equity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

The fair value of the PB-RSUs is recognized as a charge to compensation expense and an increase to additional paid in capital in Shareholders’ Equity following certain criteria such as operating return on common equity, underwriting performance, revenue growth and operating expense being met during the specified performance period as well as based on the recommendation of the Company's Chief Executive Officer ("CEO") and the discretion of the Compensation Committee of the Board of Directors.

Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding and exclude any dilutive effects of options and restricted share units ("RSUs"). Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options, RSUs, PB-RSUs and the mandatory convertible preference shares using the if-converted method.

The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to certain senior leaders is considered a participating security and the Company uses the two-class method to calculate its net income (loss) attributable to Maiden common shareholders per common share – basic and diluted.

Treasury Shares — Treasury shares are common shares repurchased by the Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.

Foreign Currency Transactions — The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, we translate monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include investments, cash and cash equivalents, reinsurance balances receivable, reserve for loss and LAE and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in AOCI. The amount of cumulative translation adjustment at December 31, 2014 was $16,714 (2013 - $(8,944)).

Recently Adopted Accounting Standards Updates

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists

On July 18, 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11 which provides guidance on the presentation of an unrecognized tax benefit when a net operating loss ("NOL") carry-forward, a similar tax loss, or a tax credit carry-forward exists. Under this ASU, an entity must present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a NOL carry-forward, similar tax loss, or a tax credit carry-forward. There are two exceptions to this form of presentation as follows:

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

3. Segment Information

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance (previously titled AmTrust Quota Share Reinsurance segment). During the year ended December 31, 2014, the Company revised the structure of its reportable segments. Please refer to "Notes to Consolidated Financial Statements, Note 2. Significant Accounting Policies" for a discussion on the revised structure of the Company's segments.

The Company evaluates segment performance separately from the results of our investment portfolio. Other operating expenses allocated to the segments are called General and Administrative expenses which are allocated on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments, and prepaid reinsurance premiums, reinsurance recoverable on paid losses and funds withheld (which are presented as part of other assets in the Consolidated Balance Sheets). All remaining assets are allocated to Corporate.

Fee-generating business is considered part of the underwriting operations of the Company and is separately reported on the line captioned "Other insurance revenue" in the Consolidated Statements of Income. To the extent that the fees are earned on underlying insurance contracts sold to third parties that are also ceded under quota share reinsurance contracts with Maiden Bermuda, a proportionate share of the fee is offset against the related acquisition expense.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Year Ended December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$850,049	$1,610,485	$(2,398)	$2,458,136
Net premiums earned	$854,026	$1,378,327	$19,390	$2,251,743
Other insurance revenue	13,410	—	—	13,410
Net loss and loss adjustment expenses	(579,771)	(893,502)	(24,998)	(1,498,271)
Commission and other acquisition expenses	(233,711)	(418,908)	(6,696)	(659,315)
General and administrative expenses	(42,914)	(2,098)	(757)	(45,769)
Underwriting income (loss)	$11,040	$63,819	$(13,061)	61,798
Reconciliation to net income
Net investment income and realized gains on investment				118,378
Net impairment losses recognized in earnings				(2,364)
Amortization of intangible assets				(3,277)
Foreign exchange and other gains				4,150
Interest and amortization expenses				(29,580)
Accelerated amortization of junior subordinated debt discount and issuance cost				(28,240)
Other general and administrative expenses				(17,168)
Income tax expense				(2,164)
Net income				$101,533

Net loss and loss adjustment expense ratio*	66.8%	64.8%	128.9%	66.1%
Commission and other acquisition expense ratio**	26.9%	30.4%	34.5%	29.1%
General and administrative expense ratio***	5.0%	0.2%	4.0%	2.8%
Combined ratio****	98.7%	95.4%	167.4%	98.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2013	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$763,374	$1,169,961	$162,966	$2,096,301
Net premiums earned	$753,157	$988,900	$258,830	$2,000,887
Other insurance revenue	14,232	—	—	14,232
Net loss and loss adjustment expenses	(519,962)	(653,528)	(176,140)	(1,349,630)
Commission and other acquisition expenses	(190,604)	(291,559)	(74,415)	(556,578)
General and administrative expenses	(42,331)	(1,992)	(707)	(45,030)
Underwriting income	$14,492	$41,821	$7,568	63,881
Reconciliation to net income
Net investment income and realized gains on investment				94,937
Amortization of intangible assets				(3,780)
Foreign exchange and other gains				2,809
Interest and amortization expenses				(39,497)
Other general and administrative expenses				(13,631)
Income tax expense				(1,863)
Net income				$102,856

Net loss and loss adjustment expense ratio*	67.8%	66.1%	68.1%	67.0%
Commission and other acquisition expense ratio**	24.8%	29.5%	28.8%	27.6%
General and administrative expense ratio***	5.5%	0.2%	0.2%	2.9%
Combined ratio****	98.1%	95.8%	97.1%	97.5%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2012	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Net premiums written	$745,679	$840,348	$315,258	$1,901,285
Net premiums earned	$775,177	$727,783	$300,820	$1,803,780
Other insurance revenue	12,890	—	—	12,890
Net loss and loss adjustment expenses	(549,405)	(496,370)	(216,573)	(1,262,348)
Commission and other acquisition expenses	(205,307)	(200,547)	(86,177)	(492,031)
General and administrative expenses	(40,951)	(1,949)	(737)	(43,637)
Underwriting (loss) income	$(7,596)	$28,917	$(2,667)	18,654
Reconciliation to net income
Net investment income and realized gains on investment				83,095
Amortization of intangible assets				(4,362)
Foreign exchange and other gains				1,638
Interest and amortization expenses				(36,384)
Other general and administrative expenses				(10,167)
Income tax expense				(2,213)
Net income				$50,261

Net loss and loss adjustment expense ratio*	69.7%	68.2%	72.0%	69.5%
Commission and other acquisition expense ratio**	26.1%	27.5%	28.6%	27.1%
General and administrative expense ratio***	5.2%	0.3%	0.3%	2.9%
Combined ratio****	101.0%	96.0%	100.9%	99.5%

*	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

**	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

***	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

****	Calculated by adding together net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at December 31, 2014 and 2013:

December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$245,782	$256,779	$502,561
Reinsurance recoverable on unpaid losses	31,272	—	31,272
Deferred commission and other acquisition expenses	87,289	285,232	372,521
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	87,336	—	87,336
Restricted cash and cash equivalents and investments	1,132,953	1,930,502	3,063,455
Other assets	40,032	—	40,032
Total assets - reportable segments	1,624,664	2,640,488	4,265,152
Corporate assets	—	—	898,940
Total Assets	$1,624,664	$2,640,488	$5,164,092

December 31, 2013	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$261,285	$278,573	$539,858
Reinsurance recoverable on unpaid losses	36,696	—	36,696
Deferred commission and other acquisition expenses	88,721	209,439	298,160
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	90,613	—	90,613
Restricted cash and cash equivalents and investments	1,025,629	1,102,317	2,127,946
Other assets	61,462	—	61,462
Total assets - reportable segments	1,564,406	1,758,304	3,322,710
Corporate assets	—	—	1,390,669
Total Assets	$1,564,406	$1,758,304	$4,713,379

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following table shows an analysis of the Company’s gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2014, 2013 and 2012. In case of business assumed from AmTrust Financial Services, Inc. ("AmTrust"), it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2014	2013	2012
Gross premiums written – North America	$1,979,768	$1,742,333	$1,575,452
Gross premiums written – Other (predominantly Europe)	527,584	461,826	425,540
Net premiums written – North America	1,934,644	1,638,844	1,481,076
Net premiums written – Other (predominantly Europe)	523,492	457,457	420,209
Net premiums earned – North America	1,778,579	1,602,128	1,413,596
Net premiums earned – Other (predominantly Europe)	473,164	398,759	390,184

The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2014, 2013 and 2012:

For the Year Ended December 31,	2014		2013		2012
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$160,308	6.5%	$145,292	6.9%	$170,513	8.9%
Casualty	535,518	21.8%	473,732	22.6%	433,305	22.8%
Accident and Health	38,870	1.6%	35,340	1.7%	37,244	2.0%
International	115,353	4.7%	109,010	5.2%	104,617	5.5%
Total Diversified Reinsurance	850,049	34.6%	763,374	36.4%	745,679	39.2%
AmTrust Reinsurance
Small Commercial Business	857,576	34.9%	572,006	27.3%	364,123	19.2%
Specialty Program	220,121	8.9%	157,578	7.5%	95,904	5.0%
Specialty Risk and Extended Warranty	532,788	21.7%	440,377	21.0%	380,321	20.0%
Total AmTrust Reinsurance	1,610,485	65.5%	1,169,961	55.8%	840,348	44.2%
Other	(2,398)	(0.1)%	162,966	7.8%	315,258	16.6%
	$2,458,136	100.0%	$2,096,301	100.0%	$1,901,285	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2014, 2013 and 2012:

For the Year Ended December 31,	2014		2013		2012
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$174,785	7.7%	$150,261	7.5%	$191,835	10.6%
Casualty	533,775	23.7%	472,095	23.6%	444,773	24.7%
Accident and Health	39,918	1.8%	36,165	1.8%	41,968	2.3%
International	105,548	4.7%	94,636	4.7%	96,601	5.4%
Total Diversified Reinsurance	854,026	37.9%	753,157	37.6%	775,177	43.0%
AmTrust Reinsurance
Small Commercial Business	752,188	33.4%	493,774	24.7%	313,110	17.3%
Specialty Program	175,286	7.8%	140,478	7.0%	85,814	4.8%
Specialty Risk and Extended Warranty	450,853	20.0%	354,648	17.7%	328,859	18.2%
Total AmTrust Reinsurance	1,378,327	61.2%	988,900	49.4%	727,783	40.3%
Other	19,390	0.9%	258,830	13.0%	300,820	16.7%
	$2,251,743	100.0%	$2,000,887	100.0%	$1,803,780	100.0%

4. Investments

a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of AFS fixed maturities and other investments at December 31, 2014 and 2013, are as follows:

December 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$8,937	$423	$—	$9,360
U.S. agency bonds – mortgage-backed	1,313,834	19,197	(10,588)	1,322,443
U.S. agency bonds – other	7,213	775	—	7,988
Non-U.S. government and supranational bonds	54,467	304	(3,128)	51,643
Other mortgage-backed securities	52,337	2,443	—	54,780
Corporate bonds	1,831,431	89,243	(25,295)	1,895,379
Municipal bonds - other	62,153	3,666	—	65,819
Short-term investments	49,492	—	—	49,492
Total AFS fixed maturities	3,379,864	116,051	(39,011)	3,456,904
Other investments	10,862	1,709	—	12,571
Total investments	$3,390,726	$117,760	$(39,011)	$3,469,475

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

December 31, 2013	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$16,622	$587	$—	$17,209
U.S. agency bonds – mortgage-backed	1,292,032	11,727	(41,104)	1,262,655
U.S. agency bonds – other	7,207	901	—	8,108
Non-U.S. government and supranational bonds	70,377	3,547	(712)	73,212
Other mortgage-backed securities	33,676	—	(232)	33,444
Corporate bonds	1,546,578	82,952	(22,830)	1,606,700
Municipal bonds - auction rate	99,170	—	—	99,170
Municipal bonds - other	62,130	934	(1,495)	61,569
Total AFS fixed maturities	3,127,792	100,648	(66,373)	3,162,067
Other investments	4,522	570	—	5,092
Total investments	$3,132,314	$101,218	$(66,373)	$3,167,159

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2014	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$75,844	$74,563	2.2%
Due after one year through five years	530,598	563,048	16.3%
Due after five years through ten years	1,372,071	1,403,395	40.6%
Due after ten years	35,180	38,675	1.1%
	2,013,693	2,079,681	60.2%
U.S. agency bonds - mortgage-backed	1,313,834	1,322,443	38.3%
Other mortgage-backed securities	52,337	54,780	1.5%
Total AFS fixed maturities	$3,379,864	$3,456,904	100.0%

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturities:
U.S. agency bonds – mortgage-backed	$84,264	$(806)	$441,601	$(9,782)	$525,865	$(10,588)
Non–U.S. government and supranational bonds	43,712	(2,822)	2,522	(306)	46,234	(3,128)
Corporate bonds	397,173	(14,485)	143,894	(10,810)	541,067	(25,295)
Total temporarily impaired AFS fixed maturities	$525,149	$(18,113)	$588,017	$(20,898)	$1,113,166	$(39,011)

At December 31, 2014, there were approximately 141 securities in an unrealized loss position with a fair value of $1,113,166 and unrealized losses of $39,011. Of these securities, there were 46 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $588,017 and unrealized losses of $20,898.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2013	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturities:
U.S. agency bonds – mortgage-backed	$795,439	$(38,421)	$60,602	$(2,683)	$856,041	$(41,104)
Non-U.S. government and supranational bonds	9,946	(712)	—	—	9,946	(712)
Other mortgage-backed securities	33,444	(232)	—	—	33,444	(232)
Corporate bonds	463,469	(16,687)	169,294	(6,143)	632,763	(22,830)
Municipal bonds - other	50,545	(1,495)	—	—	50,545	(1,495)
Total temporarily impaired AFS fixed maturities	$1,352,843	$(57,547)	$229,896	$(8,826)	$1,582,739	$(66,373)

At December 31, 2013, there were approximately 140 securities in an unrealized loss position with a fair value of $1,582,739 and unrealized losses of $66,373. Of these securities, there were 19 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $229,896 and unrealized losses of $8,826.

OTTI

The Company performs quarterly reviews of its AFS fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. Based on our qualitative and quantitative OTTI review of each security within our fixed maturity portfolio, during the year ended December 31, 2014, we determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security. The Company has therefore recognized $2,364 of OTTI through earnings for the year ended December 31, 2014. The Company recognized no OTTI for the years ended December 31, 2013 and 2012.

In respect of the rest of our portfolio, we have determined that the unrealized losses on fixed maturities at December 31, 2014 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2014.

The following summarizes the credit ratings of our AFS fixed maturities:

Rating* at December 31, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,937	$9,360	0.3%
U.S. agency bonds	1,321,047	1,330,431	38.5%
AAA	193,280	202,973	5.9%
AA+, AA, AA-	116,936	120,679	3.5%
A+, A, A-	883,092	917,544	26.5%
BBB+, BBB, BBB-	794,244	814,039	23.5%
BB+ or lower	62,328	61,878	1.8%
Total	$3,379,864	$3,456,904	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Rating* at December 31, 2013	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$16,622	$17,209	0.5%
U.S. agency bonds	1,299,239	1,270,763	40.2%
AAA	210,872	222,417	7.0%
AA+, AA, AA-	236,424	242,986	7.7%
A+, A, A-	619,148	651,248	20.6%
BBB+, BBB, BBB-	689,532	701,529	22.2%
BB+ or lower	55,955	55,915	1.8%
Total	$3,127,792	$3,162,067	100.0%
*Ratings as assigned by Standard & Poor's ("S&P")

b) Other Investments

The table below shows our portfolio of other investments:

December 31,	2014		2013
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,581	44.4%	$4,092	80.4%
Investment in quoted equity	5,990	47.6%	—	—%
Other	1,000	8.0%	1,000	19.6%
Total other investments	$12,571	100.0%	$5,092	100.0%

During the year ended December 31, 2014, the Company invested in a private placement of an insurance company and prior to year-end, these common shares began trading on NASDAQ following a resale registration statement becoming effective.

The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $736 at December 31, 2014.

c) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2014	2013	2012
Fixed maturities	$118,203	$89,350	$79,891
Cash and cash equivalents	2,224	3,120	1,439
Funds withheld	246	1,452	1,648
Loan to related party	1,797	1,857	1,945
	122,470	95,779	84,923
Less:
Investment expenses	(5,255)	(4,427)	(3,735)
Total	$117,215	$91,352	$81,188

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

d) Realized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$724	$—	$724
Other investments	439	—	439
Net realized gains on investment	$1,163	$—	$1,163

For the Year Ended December 31, 2013	Gross gains	Gross losses	Net
AFS fixed maturities	$5,598	$(2,201)	$3,397
Other investments	188	—	188
Net realized gains on investment	$5,786	$(2,201)	$3,585

For the Year Ended December 31, 2012	Gross gains	Gross losses	Net
AFS fixed maturities	$3,468	$(13)	$3,455
Trading securities and short sales	—	(1,592)	(1,592)
Other investments	55	(11)	44
Net realized gains on investment	$3,523	$(1,616)	$1,907

Proceeds from sales of fixed maturities classified as AFS were $171,216, $355,863 and $142,694, for the years ended December 31, 2014, 2013 and 2012, respectively.

Net unrealized gains were as follows:

December 31,	2014	2013	2012
AFS fixed maturities	$77,040	$34,275	$143,495
Other investments	1,709	570	302
Total net unrealized gains	78,749	34,845	143,797
Deferred income tax	(170)	(117)	(132)
Net unrealized gains, net of deferred income tax	$78,579	$34,728	$143,665
Change in net unrealized gains, net of deferred income tax	$43,851	$(108,937)	$79,928

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

December 31,	2014	2013
Restricted cash and cash equivalents – third party agreements	$107,884	$72,877
Restricted cash and cash equivalents – related party agreements	175,817	4,429
Restricted cash and cash equivalents – U.S. state regulatory authorities	680	54
Total restricted cash and cash equivalents	284,381	77,360
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2014 – $993,974; 2013 – $933,897)	1,014,878	939,800
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2014 – $1,769,083; 2013 – $1,183,156)	1,814,478	1,201,473
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2014 – $7,269; 2013 – $12,730)	7,606	13,065
Total restricted investments	2,836,962	2,154,338
Total restricted cash and cash equivalents and investments	$3,121,343	$2,231,698

5. Fair Value Measurements

a) Fair Values of Financial Instruments

ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at December 31, 2014.

U.S. government and U.S. government agencies — Comprised primarily of bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency bonds are included in the Level 2 fair value hierarchy.

Non-U.S. government and supranational bonds — Comprised of bonds issued by non-U.S. governments and their agencies along with supranational organizations. These securities are generally priced by independent pricing services. The Pricing Service may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the Pricing Service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government and supranational bonds are observable market inputs, the fair values of non-U.S. government and supranational bonds are included in the Level 2 fair value hierarchy.

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

Short-term investments — Comprised of commercial paper issued by corporations, all with maturities greater than 90 days and less than one year at the date of purchase. The fair values of these short-term investments are priced by independent pricing services, using market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. As the significant inputs used to price the commercial paper securities are observable market inputs, commercial paper securities are classified within Level 2.

Other investments — The Company's other investments comprise both quoted and unquoted investments. The Company's quoted equity investment is based on the price obtained from the Pricing Service, reflecting the closing price quoted for the final trading day of the period. Unquoted other investments comprise investments in limited partnerships and an investment in preference shares of a start-up insurance producer. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy. The fair value of the investment in preference shares of a start-up insurance producer was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.

Reinsurance balances receivable — The carrying values reported in the accompanying consolidated balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party — The carrying value reported in the accompanying consolidated balance sheets for this financial instrument approximates its fair value.

Senior notes — The amount reported in the accompanying consolidated balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

At December 31, 2014 and 2013, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,360	$—	$—	$9,360
U.S. agency bonds – mortgage-backed	—	1,322,443	—	1,322,443
U.S. agency bonds – other	—	7,988	—	7,988
Non-U.S. government and supranational bonds	—	51,643	—	51,643
Other mortgage-backed securities	—	54,780	—	54,780
Corporate bonds	—	1,895,379	—	1,895,379
Municipal bonds - other	—	65,819	—	65,819
Short-term investments	—	49,492	—	49,492
Other investments	5,990	—	6,581	12,571
Total	$15,350	$3,447,544	$6,581	$3,469,475
As a percentage of total assets	0.3%	66.8%	0.1%	67.2%

December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$17,209	$—	$—	$17,209
U.S. agency bonds – mortgage-backed	—	1,262,655	—	1,262,655
U.S. agency bonds – other	—	8,108	—	8,108
Non-U.S. government and supranational bonds	—	73,212	—	73,212
Other mortgage-backed securities	—	33,444	—	33,444
Corporate bonds	—	1,606,700	—	1,606,700
Municipal bonds - auction rate	—	99,170	—	99,170
Municipal bonds - other	—	61,569	—	61,569
Other investments	—	—	5,092	5,092
Total	$17,209	$3,144,858	$5,092	$3,167,159
As a percentage of total assets	0.4%	66.7%	0.1%	67.2%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% and 95.3% of its fixed maturities at December 31, 2014 and 2013, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At December 31, 2014 and 2013, 0.1% and 4.7%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of one security and five securities, respectively, or approximately $5,016 and $150,298, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service. The Pricing Service was not able to value one corporate bond at December 31, 2014 and five newly-issued U.S. agency bonds at December 31, 2013 due to lack of information available. At December 31, 2014 and 2013, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

Other investments: The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period. For the unquoted other investments, the Company has $5,581 or approximately 0.2% of its investment portfolio in limited partnerships, where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.

There have not been any transfers between Level 1 and Level 2 during the periods represented by these Consolidated Financial Statements. During the year ended December 31, 2014, there was a transfer from Level 3 to Level 1 following a private placement investment made by the Company, the fair value of which was initially determined using private market transactions and a subscription via a 144a prospectus, which began trading on NASDAQ following a resale registration statement coming into effect. At December 31, 2014, this investment of $5,990 is now included within Level 1 of the fair value hierarchy.

c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

The following table presents changes in Level 3 of our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
Other investments:	2014	2013
Balance at beginning of period	$5,092	$2,901
Total realized gains – included in net realized gains on investment	439	188
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	1,139	268
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	6,698	2,135
Sales and redemptions	(797)	(400)
Transfers into Level 3	—	—
Transfers out of Level 3	(5,990)	—
Balance at end of period	$6,581	$5,092
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes and Junior Subordinated Debt at December 31, 2014 and 2013:

		December 31, 2014		December 31, 2013
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$113,391	$107,500	$101,480
2012 Senior Notes	8.00%	100,000	106,320	100,000	89,760
2013 Senior Notes	7.75%	152,500	162,016	152,500	126,209
Junior Subordinated Debt	14.00%	—	—	126,381	152,500

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

The following tables show the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
December 31, 2012	$58,312	$36,081	$94,393
Amortization	—	(3,780)	(3,780)
December 31, 2013	58,312	32,301	90,613
Amortization	—	(3,277)	(3,277)
December 31, 2014	$58,312	$29,024	$87,336

December 31, 2014	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(30,103)	21,297	15 years double declining
Net balance	$117,439	$(30,103)	$87,336

December 31, 2013	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(26,826)	24,574	15 years double declining
Net balance	$117,439	$(26,826)	$90,613

The goodwill and intangible assets were recognized as a result of the acquisition of the reinsurance operations of GMAC Insurance ("GMACI"), including its book of assumed reinsurance business, GMAC RE Insurance Services LLC (renamed Maiden Re), GMAC Direct Insurance Company (renamed Maiden US) and Integon Specialty Insurance Company (renamed Maiden Specialty Insurance Company ("Maiden Specialty") (collectively referred to as the "GMAC Acquisition") on October 31, 2008 and the acquisition of the majority of the reinsurance-related infrastructure, assets and liabilities of U.K. based GMAC International Insurance Services ("IIS") (the "IIS Acquisition") on November 30, 2010. The goodwill and intangible assets are assigned to the Diversified Reinsurance segment and are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2014, 2013 and 2012.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)

The estimated amortization of intangible assets for the next five years is as follows:

2015	$2,840
2016	2,461
2017	2,133
2018	1,848
2019	1,602

7. Long-Term Debt

a) Senior Notes

The Company, through its wholly owned subsidiary Maiden NA, completed public debt offerings on three separate occasions, with the issuance of senior notes in 2011, 2012 and 2013, respectively, (the "Senior Notes"). Each issuance is fully and unconditionally guaranteed by the Company and are an unsecured and unsubordinated obligation of the Company. The following table presents details about the Company's Senior Notes issuances:

	2011 Senior Notes	2012 Senior Notes	2013 Senior Notes
Principal	$107,500	$100,000	$152,500
Debt Issuance Costs	2,811	3,406	5,054
Net Proceeds	$104,689	$96,594	$147,446

Other details:
Maturity date	June 15, 2041	March 27, 2042	December 1, 2043
Earliest redeemable date (for cash)	June 15, 2016	March 27, 2017	December 1, 2018
Coupon rate	8.25%	8.00%	7.75%
Effective interest rate	8.47%	8.28%	8.04%

The interest expense incurred on the Senior Notes for the year ended December 31, 2014 was $28,687 (2013 - $18,084, 2012 - $14,980), of which $1,523 and $1,720 was accrued at December 31, 2014 and 2013, respectively. The debt issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the notes. The amount of amortization expense was $375 for the year ended December 31, 2014 (2013 - $223, 2012 - $266).

b) Junior Subordinated Debt

On January 15, 2014, Maiden NA repurchased the remaining portion of the outstanding Junior Subordinated Debt, with a face value of $152,500, using primarily the proceeds of its 2013 Senior Notes, as well as cash on hand. The Company incurred a non-recurring, non-cash charge of $28,240, which represents the accelerated amortization of original issuance discount and write-off of issuance costs associated with the Junior Subordinated Debt. The interest and amortization expenses incurred on the Junior Subordinated Debt for the year ended December 31, 2014 was $893 (2013 - $21,413, 2012 - $21,404), of which $nil and $4,448 was accrued at December 31, 2014 and 2013, respectively.

8. Reinsurance

The Company utilizes reinsurance and retrocessional reinsurance ("ceded reinsurance") agreements to reduce its exposure to large claims and catastrophic loss occurrences with various reinsurance companies. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any reinsurance company fails to meet its obligations. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers are unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Reinsurance (continued)

The effect of retrocessional activity on net premiums written and earned and on net loss and LAE for the years ended December 31, 2014, 2013 and 2012 was as follows:

For the Year Ended December 31,	2014	2013	2012
Premiums written
Direct	$48,565	$104,976	$122,412
Assumed	2,458,787	2,099,183	1,878,580
Ceded	(49,216)	(107,858)	(99,707)
Net	$2,458,136	$2,096,301	$1,901,285
Premiums earned
Direct	$70,807	$118,170	$119,398
Assumed	2,253,750	1,994,225	1,780,745
Ceded	(72,814)	(111,508)	(96,363)
Net	$2,251,743	$2,000,887	$1,803,780
Loss and loss adjustment expenses
Gross loss and loss adjustment expenses	$1,592,795	$1,421,328	$1,457,404
Loss and loss adjustment expenses ceded	(94,524)	(71,698)	(195,056)
Net	$1,498,271	$1,349,630	$1,262,348

The reinsurers with the three largest balances accounted for 45.6%, 10.6% and 9.9%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2014 (2013 – 38.0%, 13.3% and 11.7%, respectively). At December 31, 2014, 92.9% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A or better, 5.6% due from reinsurers with credit ratings of A- and 0.9% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings of B++. At December 31, 2014 and 2013, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

9. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and LAE comprises:

December 31,	2014	2013
Reserve for reported loss and LAE	$1,252,284	$1,087,401
Reserve for losses incurred but not reported	1,019,008	870,434
Reserve for loss and loss adjustment expenses	$2,271,292	$1,957,835

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

The following table represents a reconciliation of our beginning and ending gross and net loss and loss adjustment expense reserves:

For the Year Ended December 31,	2014	2013	2012
Gross loss and loss adjustment expense reserves, January 1	$1,957,835	$1,740,281	$1,398,438
Less: reinsurance recoverable on unpaid losses, January 1	84,036	110,858	20,289
Net loss and loss adjustment expense reserves, January 1	1,873,799	1,629,423	1,378,149
Net incurred losses related to:
Current year	1,479,425	1,351,043	1,239,016
Prior years	18,846	(1,413)	23,332
	1,498,271	1,349,630	1,262,348
Net paid losses related to:
Current year	(430,394)	(517,606)	(485,015)
Prior years	(705,397)	(598,490)	(530,294)
	(1,135,791)	(1,116,096)	(1,015,309)
Effect of foreign exchange movements	(40,860)	10,842	4,235
Net loss and loss adjustment expense reserves, December 31	2,195,419	1,873,799	1,629,423
Reinsurance recoverable on unpaid losses, December 31	75,873	84,036	110,858
Gross loss and loss adjustment expense reserves, December 31	$2,271,292	$1,957,835	$1,740,281

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in average severity of claims are caused by a number of factors that vary with the individual type of policy written. Ultimate losses are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.

During 2014, the Company recorded estimated net adverse development on prior year loss reserves of $18,846 or 1.0% of prior year net loss and loss adjustment expense reserves compared to net favorable development $1,413 or 0.1% in 2013 and net adverse development of $23,332 or 1.7% in 2012, respectively. The run-off NGHC quota share had adverse development of $8,371, $6,078 and $5,179 during the years ended December 31, 2014, 2013 and 2012, respectively.

Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in the actuarial assessments of the ultimate losses under the relevant reinsurance policies.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 53.9% of the outstanding common shares of AmTrust. AmTrust owns 13.2% of the issued and outstanding shares of NGHC common stock, and Michael Karfunkel individually and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel, wife of Michael Karfunkel) own a combined 48.8% of the outstanding common shares of NGHC. Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

AmTrust

The following describes transactions between the Company and AmTrust:

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement") by which (a) AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe Limited ("AEL"), net of commissions) and 40% of losses and (b) AII transferred to Maiden Bermuda 40% of the AmTrust subsidiaries' unearned premiums, effective July 1, 2007, with respect to the current lines of business. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business as a consequence of AmTrust's acquisition of Unitrin Business Insurance ("UBI"). Under the amendment, AmTrust's subsidiaries ceded, upon collection, to Maiden Bermuda 100% of $82.2 million of unearned premium (net of inuring reinsurance) from the acquisition of UBI's in-force book of business. Additionally, AmTrust cedes to Maiden Bermuda 40% of net premiums written, effective June 1, 2008. Maiden Bermuda will pay to AmTrust a ceding commission of 34.375% on the unearned premium cession and the Retail Commercial Package Business.

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

Effective April 1, 2011, Maiden Bermuda and AII amended the Master Agreement to reduce the commission on all business ceded except Retail Commercial Package Business to 30% until December 31, 2011. Thereafter, the rate shall be 31% subject to an adjustment of 1% to 30% if the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 42% of the Covered Business (excluding Retail Commercial Package Business). If the proportion of Specialty Risk and Extended Warranty premium ceded is greater than or equal to 38% but less than 42% of the Covered Business (excluding Retail Commercial Package Business), the commission rate shall be reduced by 0.5% to 30.5%. In addition, the collateral arrangements were restated to clarify that balances relating to all AmTrust subsidiaries are subject to collateral requirements.

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
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AEL and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5% and shall allow the reinsured a profit share on original net premiums ceded under the contract.

Effective January 1, 2012, the quota share reinsurance contract with AEL and AIUL was amended, thereby increasing the maximum liability attaching to €10,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Furthermore, amendments were also made to the contract to expand the territorial scope to include new territories, specifically France. The agreement has been renewed through March 31, 2016 and can be terminated at any April 1 by either party on four months notice.

For the year ended December 31, 2014, the Company recorded approximately $401,679 (2013 - $279,197, 2012 - $191,450) of commission expense as a result of both of these quota share arrangements with AmTrust.

Other Reinsurance Agreements

Effective September 1, 2010, the Company through its indirect wholly owned subsidiary, Maiden Specialty, entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, Maiden Specialty ceded (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Maiden Specialty's involvement is limited to certain states where Technology was not fully licensed. The agreement also provides that Maiden Specialty receives a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract. The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. Maiden Specialty recorded $171 of ceded premiums and $8 ceding commission income for the year ended December 31, 2014 (2013 - $928 and $186, respectively, 2012 - $7,363 and $2,171, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden US, entered into an arrangement whereby a subsidiary of AmTrust fronted a a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off. Pursuant to the latest amendment, Maiden US now receives 100% of the premium and reinsures 100% of the gross liabilities incurred (from the effective date). Under this agreement, as amended, Maiden US recorded approximately $1,796 of premiums earned and $90 of commission expense for the year ended December 31, 2014, (2013 - $4,785 and $239, respectively, 2012 - $2,145 and $107, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net premiums written varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, Maiden US recorded approximately $1,241 of net premiums earned and $262 of commission expense for the year ended December 31, 2014 ($643 and $388 net premiums earned and $158 and $81 commission expense for the years ended December 31, 2013 and 2012, respectively).

Effective November 1, 2014, the Company's wholly owned subsidiary, Maiden LF, executed a Binding Authority Agreement with AEL, whereby Maiden LF effectively authorizes AEL to place Maiden LF on risk, within defined parameters, on an existing scheme that covers Medical Expenses, Life, Permanent Disability and Critical Illness of a Canadian domiciled company, that provides medical advice, access to health professionals and health related insurance products on a membership basis.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

The maximum liability shall not exceed €20 per insured person and any bound agreement shall not exceed 12 months. This agreement may be terminated upon 90 days written notice by either party. Under this agreement, for the year ended December 31, 2014, the Company recorded $nil net premiums written.

Collateral provided to AmTrust

a) AmTrust Quota Share Reinsurance Agreement

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf (a "Letter of Credit"), or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII ("Withheld Funds"). Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. The amount of collateral Maiden Bermuda is required to maintain, which is determined quarterly, equals its proportionate share of (a) the amount of ceded paid losses for which AII is responsible to such AmTrust subsidiaries but has not yet paid, (b) the amount of ceded loss reserves (including ceded reserves for claims reported but not resolved and losses incurred but not reported) for which AII is responsible to AmTrust subsidiaries, and (c) the amount of ceded reserves for unearned premiums ceded by AmTrust subsidiaries to AII.

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at December 31, 2014 and 2013 pursuant to a loan agreement entered into between those parties. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at December 31, 2014 was approximately $1,691,970 (2013 - $1,094,964) and the accrued interest was $10,413 (2013 - $8,159). See "Note 4. (e) Investments" for additional information.

b) European Hospital Liability Quota Share

AEL requested, in accordance with the agreement, that Maiden Bermuda provide collateral to secure its proportional share under the agreement. The amount of collateral Maiden Bermuda provided at December 31, 2014 was $230,618 (2013 - $nil) and the accrued interest was $3,185 (2013 - $nil). See "Note 4. (e) Investments" for additional information.

Brokerage Agreements

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker.

The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded $17,229, $12,361 and $9,097 of reinsurance brokerage expense for the years ended December 31, 2014, 2013 and 2012, respectively, and deferred reinsurance brokerage of $11,423 and $8,592 at December 31, 2014 and 2013, respectively, as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded $5,214, $4,388 and $3,697 of investment management fees for the years ended December 31, 2014, 2013 and 2012, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2014, the Company recorded an expense of $88 (2013- $57, 2012 - $38) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, reinsures 25% of the net premiums of the GMAC personal lines business, pursuant to the NGHC Quota Share with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda. Maiden Bermuda has a 50% participation in the NGHC Quota Share, by which it receives 25% of net premiums of the personal lines automobile business and assumes 25% of the related net losses.

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

Maiden Bermuda recorded $6,509 of ceding commission expense for the year ended December 31, 2014 (2013- $75,382, 2012 - $85,296) as a result of this transaction.

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

Effective April 1, 2014, Maiden US renewed this agreement whereby Maiden US indemnifies, on an excess of loss basis, the amounts of net losses paid from April 1, 2014 through March 31, 2015. Maiden US is liable for 100% of the net loss for each covered person per agreement year in excess of the $1,100 retention (each covered person per agreement year). Maiden US' liability shall not exceed $8,900 per covered person per agreement year. In addition to the coverage provided under layers 1 and 2, Maiden US continues to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2015 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date.

Under these agreements, Maiden US recorded $190 of premiums earned for the year ended December 31, 2014 (2013 - $180).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies

a) Concentrations of Credit Risk

At December 31, 2014 and 2013, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party and reinsurance balances receivable.

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

b) Concentrations of Revenue

During 2014, our gross premiums written from AmTrust accounted for $1,610,485 or 64.2% of our total gross premiums written(2013 – $1,169,961 or 53.1% and 2012 – $840,348 or 42.0%).

c) Brokers

We market our Diversified Reinsurance segment in Bermuda through third party intermediaries and in the U.S. through a combination of third-party intermediaries and directly through our own marketing efforts. For the year ended December 31, 2014, 57.1% (2013 - 57.7%, 2012 - 66.1%) of the Diversified Reinsurance segment gross premiums written was sourced through brokers. Our top three brokers represented approximately 31.6% of gross premiums written by our Diversified Reinsurance segment for the year ended December 31, 2014 (2013 - 29.9%, 2012 - 37.1%) and is comprised of Aon Benfield Inc.: 15.8% (2013 – 11.9%, 2012 – 10.1%), Marsh & McLennan Companies (including Guy Carpenter):12.0% (2013– 12.6%, 2012 – 18.0%) and Tiger Risk Partners: 3.8% (Beach & Associates, Ltd.: 2013 – 5.4%, 2012 – 9.0%).

d) Letters of Credit

At December 31, 2014 and 2013, we had letters of credit outstanding of $82,489 and $93,860, respectively. The letters of credit are secured by cash and fixed maturities with a fair value of $115,151 (2013 - $99,482).

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2020. The Company's office space lease in Hamilton, Bermuda for Maiden Holdings and Maiden Bermuda, which expires on November 30, 2017, has an option to renew for another five years. The Company's total rent expense for the years ended December 31, 2014, 2013 and 2012 was $2,432, $2,286 and $2,485, respectively. Future minimum lease payments at December 31, 2014 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2014
2015	$1,643
2016	1,210
2017	1,028
2018	463
2019	513
$4,857

g) Unfunded Commitments

The Company has an unfunded commitment on its investment in limited partnerships of approximately $736 at December 31, 2014 (2013 - $2,088).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments and Contingencies (continued)

h) Other Collateral

In the ordinary course of business, the Company enters into reinsurance agreements that may include terms which could require the Company to collateralize certain of its obligations.

i) Deposit Insurance

The Company maintains cash and cash equivalents balances at financial institutions in the U.S., Bermuda and other international jurisdictions. In the U.S., the Federal Deposit Insurance Corporation secures accounts up to $250. In certain other international jurisdictions, there exist similar protections. Management monitors balances in excess of insured limits and believes they do not represent a significant credit risk to the Company.

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

k) Dividends declared

On November 5, 2014, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.13	January 15, 2015	January 2, 2015

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2014	2013	2012
Numerator:
Net income attributable to Maiden	$101,391	$102,735	$50,154
Dividends on preference shares - Series A	(12,375)	(12,375)	(3,644)
Dividends on convertible preference shares - Series B	(11,962)	(2,459)	—
Amount allocated to participating common shareholders (1)	(94)	(116)	—
Numerator for basic EPS - net income allocated to Maiden common shareholders	76,960	87,785	46,510
Potentially dilutive securities:
Dividends on convertible preference shares - Series B	—	2,459	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$76,960	$90,244	$46,510
Denominator:
Weighted average number of common shares – basic	72,843,782	72,510,361	72,263,022
Potentially dilutive securities:
Share options and restricted share units	1,273,786	1,253,479	842,509
Convertible preference shares	—	2,653,999	—
Adjusted weighted average number of common shares and assumed conversions – diluted	74,117,568	76,417,839	73,105,531
Basic earnings per share attributable to Maiden common shareholders:	$1.06	$1.21	$0.64
Diluted earnings per share attributable to Maiden common shareholders:	$1.04	$1.18	$0.64
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the year ended December 31, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements, Note 13. Shareholders' Equity" and "Notes to Consolidated Financial Statements Note 14. Share Compensation and Pension Plans" for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after December 31, 2014 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 10,718,483, an increase of 73,321 common shares since October 1, 2013.

At December 31, 2014, a total weighted average share options of 17,293 (2013 – nil; 2012 – 404,321) were excluded from diluted earnings per common share as they were anti-dilutive.

13. Shareholders’ Equity

At December 31, 2014, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 73,900,889 common shares, of which 72,932,702 common shares are outstanding, and issued 9,300,000 preference shares. The remaining 66,799,111 are undesignated at December 31, 2014.

a) Common Shares

The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2014	2013	2012
Outstanding shares – January 1	72,633,561	72,343,947	72,221,428
Issuance of vested restricted shares and restricted share units	184,396	—	—
Shares repurchased	(5,851)	—	—
Exercise of options	120,596	289,614	122,519
Outstanding shares – December 31	72,932,702	72,633,561	72,343,947

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

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization. On July 24, 2014, the Board of Directors has approved the repurchase of up to $75 million of the Company's common shares from time to time at market prices.

b) Mandatory Convertible Preference Shares - Series B
In October 2013, the Company issued a total of 3,300,000 7.25% Mandatory Convertible Preference Shares - Series B (the "Preference Shares - Series B"), par value $0.01, at a price of $50 per preference share. The Company received net proceeds of $159,675 from the offering after deducting issuance costs of $5,325, which were recognized as a reduction in additional paid-in capital. The Preference Shares - Series B are not redeemable. The authorized number of the Preference Shares - Series B is 3,300,000.
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
On the mandatory conversion date, September 15, 2016, each of the then-outstanding Preference Shares - Series B will automatically convert into a variable number of the Company’s common shares equal to the conversion rate, which will not be more than 4.0322 of the Company's common shares and not less than 3.2258, subject to conversion rate adjustments, that are based on the volume weighted average price per share of the Company’s common shares over the forty consecutive trading day period beginning on, and including, the forty-second scheduled trading day immediately preceding September 15, 2016 (the "final averaging period"). The mandatory conversion date is the third business day immediately following the last trading day of the final averaging period. The conversion rate will be adjusted from time to time if the Company issues common shares as a dividend, increases the cash dividend from $0.09 per share or in some other cases as described under "Description of the Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013.

At any time prior to September 15, 2016, other than during the fundamental change conversion period (as defined in the prospectus supplement), a holder of mandatory convertible preference shares may elect to convert such holder's mandatory convertible preference shares at the minimum conversion rate of 3.2258 shares of the common share per mandatory convertible preference share, subject to adjustment as described under "Description of Mandatory Convertible Preference Shares - Conversion Rate Adjustments" of the Form 424B2 Prospectus Supplement filed with the SEC on September 27, 2013.

The Preference Shares - Series B have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series B have not been declared and paid for the equivalent of six or more dividend periods. For the years ended December 31, 2014 and 2013, the Company declared and paid dividends on the Preference Shares - Series B of $11,962 and $2,459, respectively.

c) Preference Shares - Series A

On August 22, 2012, the Company issued six million 8.25% Preference Shares - Series A (the "Preference Shares - Series A"), par value $0.01 per share, at a price of $25 per preference share. The Company received net proceeds of $145,041 from its offering, after deducting issuance costs of $4,959, which were recognized as a reduction in additional paid-in capital. The Preference Shares - Series A have no stated maturity date and are redeemable in whole or in part at the option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The authorized number of the Preference Shares - Series A is 6,000,000.

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

For the years ended December 31, 2014, 2013 and 2012, the Company declared and paid dividends on the Preference Shares - Series A of $12,375, $12,375 and $3,644, respectively.

d) Treasury Shares

On February 19, 2014, the Company repurchased 5,851 shares from employees, at a price per share of $11.18, which represents withholdings from employees in respect of tax obligations on the issued vested restricted shares.

e) Accumulated Other Comprehensive Income

The following table presents details about amounts reclassified from AOCI:

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
Unrealized gains (losses) on AFS securities		2014	2013
	Net realized (losses) gains on investment	$(3,160)	$6,955
	Net impairment losses recognized in earnings	(102)	—
	Total before tax	(3,262)	6,955
	Income tax expense	(16)	(2)
	Total after tax	$(3,278)	$6,953

The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2014, 2013 and 2012:

For the Year Ended December 31, 2014	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income before reclassifications	40,573	25,592	66,165
Amounts reclassified from AOCI to net income, net of tax	3,278	—	3,278
Net current period other comprehensive income	43,851	25,592	69,443
Ending balance	78,579	16,665	95,244
Less: AOCI attributable to noncontrolling interest	—	(49)	(49)
Ending balance, Maiden shareholders	$78,579	$16,714	$95,293

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

For the Year Ended December 31, 2013	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive loss before reclassifications	(101,984)	(6,388)	(108,372)
Amounts reclassified from AOCI to net income, net of tax	(6,953)	—	(6,953)
Net current period other comprehensive loss	(108,937)	(6,388)	(115,325)
Ending balance	34,728	(8,927)	25,801
Less: AOCI attributable to noncontrolling interest	—	17	17
Ending balance, Maiden shareholders	$34,728	$(8,944)	$25,784

For the Year Ended December 31, 2012	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$63,737	$313	$64,050
Other comprehensive income (loss) before reclassifications	82,915	(2,852)	80,063
Amounts reclassified from AOCI to net income, net of tax	(2,987)	—	(2,987)
Net current period other comprehensive income (loss)	79,928	(2,852)	77,076
Ending balance	143,665	(2,539)	141,126
Less: AOCI attributable to noncontrolling interest	—	(4)	(4)
Ending balance, Maiden shareholders	$143,665	$(2,535)	$141,130

14. Share Compensation and Pension Plans

The Company’s Amended and Restated 2007 Share Incentive Plan (the "Plan"), provides for grants of options, restricted common shares and restricted share units. The total number of common shares currently reserved for issuance under the Plan is 10,000,000. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The key assumptions used in determining the fair value of options granted in 2014, 2013 and 2012 and a summary of the methodology applied to develop each assumption were as follows:

	2014	2013	2012
Assumptions:
Volatility	51.4%	45.30 – 51.40%	45.30 – 47.60%
Risk-free interest rate	1.77%	0.85 – 1.77%	0.85 – 1.29%
Weighted average expected lives in years	6.1 years	6.1 years	6.1 years
Forfeiture rate	3.45%	1.60 – 3.45%	1.60%
Dividend yield rate	3.46%	3.46 – 3.55%	3.04 – 3.55%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Maiden began trading on May 6, 2008, thus, has a maximum of 6.6 years trading history for estimating historical volatility. Maiden's expected volatility for 2014 of 51.4% was based on the average of its historical volatility, measured over the maximum available term. Prior to 2013, it was not possible to use actual experience to estimate the expected volatility of the price of the common shares in estimating the value of the options granted because the Company's common shares only began trading in May 2008, thus, it does not have enough history over which to calculate an expected volatility representative of the volatility over the expected lives of the options. As a substitute for such estimate, the Company blended its historical volatility with the historical volatilities of a set of comparable companies in the industry in which the Company operates.

Risk-Free Interest Rate — This is based on the yields on U.S. Treasury constant maturity notes with a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives — This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin Codification Topic 14 (SAB 14) to estimate expected lives for options granted during the period as historical exercise data is not available and the options meet the requirements set out in the Bulletin. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The following table shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2014, 2013 and 2012:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2011	2,916,143	$6.61		7.55 years	$6,866	$3.28 – 10.00
Granted	117,000	$8.89	$2.65			$8.14 – 9.42
Exercised	(122,519)	$3.90			$616
Expired	(103,847)	$9.87
Forfeited	(11,340)	$7.54
Outstanding, December 31, 2012	2,795,437	$6.70		6.75 years	$7,271	$3.28 – 10.00
Granted	49,000	$10.61	$2.80			$9.99 - 11.22
Exercised	(289,614)	$6.13			$1,397
Expired	(691)	$7.67
Forfeited	(114,719)	$8.51
Outstanding, December 31, 2013	2,439,413	$6.76		5.75 years	$10,174	$3.28 - 11.22
Granted	45,000	$12.01	$4.28			$11.38 - 12.42
Exercised	(120,596)	$4.91			$930
Expired	—	$—
Forfeited	(842)	$7.74
Outstanding, December 31, 2014	2,362,975	$6.95		4.86 years	$13,791	$3.28 - 12.42
Total options exercisable at December 31, 2014	2,276,100	$6.81		4.72 years	$13,616	$3.28 - 11.22

The weighted average grant date fair value was $2.11, $2.03 and $2.05 for all options outstanding at December 31, 2014, 2013 and 2012, respectively. There was $235 (2013 - $513) of total unrecognized compensation cost related to non-vested options at December 31, 2014 which will be recognized during the next 4 years. Cash in the amount of $592 was received from employees as a result of employee share option exercises during the year ended December 31, 2014 (2013 – $1,776, 2012 – $478). The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Restricted Shares and Share Units

The fair value of each restricted share or share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee.

Performance-Based Restricted Share Units

The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to certain senior leaders of the Company. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ of our common shares on that date. The grants are performance based which require that certain criteria such as operating return on common equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target, threshold and maximum level of performance goal set to achieve a payout. All prior, current and future PB-RSUs are paid 50% based on certain criteria stated above, while the other 50% of the payout is based upon the recommendation of the Company's CEO and the Committee's ultimate discretion of individual contribution to business results and strategic success for the performance period. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee and the performance cycles are for three years.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

Effective March 1, 2012, February 19, 2013 and February 18, 2014, the Committee approved the award of PB-RSUs to certain senior leaders of the Company for the fiscal years 2012-2014, 2013-2015 and 2014-2016, respectively.

CEO Non-Performance-Based Restricted Share Units

On March 1, 2012, the Committee approved an award of NPB-RSUs to the Company's CEO. The award fully vested on December 31, 2013.

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on February 19, 2014, with the next one-third automatically vesting on February 19, 2015, and of which the final one-third will automatically vest on February 19, 2016. The total fair value of the share units vested for the year ended December 31, 2014 was $500 (2013 - $nil).

On February 18, 2014, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on December 31, 2014, with the next one-third automatically vesting on December 31, 2015, and of which the final one-third will automatically vest on December 31, 2016. The total fair value of the share units vested for the year ended December 31, 2014 was $266.

Non-CEO Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSs to certain senior leaders of the Company. 50% of which vested on the first anniversary of the grant date, with an additional 50% due to vest on the second anniversary of the grant date. The total fair value of restricted shares which vested during the year ended December 31, 2014 was $479.

On February 18, 2014, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company, 50% of which will vest on January 1, 2015, with an additional 50% due to vest on January 1, 2016.

The following schedule shows the summary of activity under the Company's restricted awards:

	CEO Non-Performance-Based Restricted Share Units		Non-CEO Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units[1]
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Non-vested at December 2011	—	—	—	—	321,600	$7.97
Awards granted	86,705	$8.56	—	—	538,906	$8.56
Awards vested	—	—	—	—	—	—
Awards forfeited	—	—	—	—	—	—
Non-vested December 31, 2012	86,705	$8.56	—	—	860,506	$8.34
Awards granted	149,701	$10.02	95,590	$10.02	359,652	$10.02
Awards vested	(86,705)	$8.56	—	—	—	—
Awards forfeited	—	—	—	—	(466,296)	$8.31
Non-vested at December 31, 2013	149,701	$10.02	95,590	$10.02	753,862	$9.21
Awards granted	70,298	$11.38	38,522	$11.38	396,672	$11.38
Awards vested	(73,333)	$10.45	(47,795)	$10.02	(100,308)	$8.56
Awards forfeited	—	—	—	—	(242,456)	$8.56
Non-vested at December 31, 2014	146,666	$10.45	86,317	$10.63	807,770	$10.51
1) For Performance Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

There was $1,102 and $285 of total unrecognized compensation cost related to RSUs and restricted shares at December 31, 2014, which will be recognized during the next 1.6 years and 0.8 years, respectively.

The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expense in the amount of $3,334, $2,205 and $1,347 for the years ended December 31, 2014, 2013 and 2012, respectively.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary for each subsidiary. The Company’s expenses for its defined contribution plans were $2,809, $2,892 and $2,529 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should the U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2011, 2012 and 2013 are not under examination but remain subject to examination in the U.S.

The Company has subsidiary operations in various other locations around the world, including but not limited to Australia, Austria, Germany, Netherlands, Russia, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions.

Deferred income taxes have not been accrued with respect to certain undistributed earnings of foreign subsidiaries as it is the intention that such earnings will remain reinvested or will not be taxable. If the earnings were to be distributed, as dividends or otherwise, such amounts may be subject to withholding tax in the country of the paying entity. Currently, however, no withholding taxes have been accrued.

There were no unrecognized tax benefits at December 31, 2014, 2013 and 2012. Income before taxes and income tax expense for the years ended December 31, 2014, 2013 and 2012 was as follows:

For the Year Ended December 31,	2014	2013	2012
Income before income taxes – Domestic (Bermuda)	$117,780	$125,926	$72,286
Income before income taxes – Foreign (U.S. and others)	(14,083)	(21,207)	(19,812)
Total income before income taxes	$103,697	$104,719	$52,474

Current tax expense – Domestic (Bermuda)	$—	$—	$—
Current tax expense – Foreign (U.S. and others)	945	873	1,020
Total current tax expense	945	873	1,020
Deferred tax expense – Domestic (Bermuda)	—	—	—
Deferred tax expense – Foreign (U.S. and others)	1,219	990	1,193
Total deferred tax expense	1,219	990	1,193
Total income tax expense	$2,164	$1,863	$2,213

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Taxation (continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2014, 2013 and 2012 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before income taxes:

For the Year Ended December 31,	2014	2013	2012
Income before income taxes	$103,697	$104,719	$52,474
Income tax expense	2,164	1,863	2,213
Net income	$101,533	$102,856	$50,261
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	(7.3)%	(8.7)%	(9.4)%
Valuation allowance in respect of U.S. taxes	8.5%	9.8%	11.7%
Other jurisdictions	0.9%	0.7%	1.9%
Actual tax rate	2.1%	1.8%	4.2%

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

December 31,	2014	2013
Deferred tax assets:
Net operating losses	$54,524	$51,569
Unearned premiums	8,860	9,364
Discounting of net loss and loss adjustment expense reserves	12,250	11,678
Net unrealized losses on investments	—	5,236
Accruals not currently deductible	1,994	1,879
Amortization of intangibles	3,021	3,093
Others	1,870	1,065
Deferred tax assets before valuation allowance	82,519	83,884
Valuation allowance	65,743	67,013
Deferred tax assets, net	16,776	16,871
Deferred tax liabilities:
Deferred commission and other acquisition expenses	10,119	15,587
Indefinite lived intangible	2,870	2,870
Amortization of goodwill	7,158	5,997
Net unrealized gains on investments	4,831	—
Others	1,789	1,105
Deferred tax liabilities	26,767	25,559
Net deferred tax liability	$9,991	$8,688

The net deferred tax liability at December 31, 2014 was $9,991 (2013 - $8,688). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2014, the Company recorded a decrease in the valuation allowance of $1,270 (2013 - increase of $25,782).

At December 31, 2014, the Company has an available U.S. net operating loss carry-forward of approximately $155,782 (2013 - $147,339) for income tax purposes which expires beginning in 2029.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Statutory Requirements and Dividend Restrictions

Our insurance and reinsurance operations are subject to insurance and/or reinsurance laws and regulations in the jurisdictions in which they operate, the most significant of which are Bermuda, the United States and Sweden. These regulations include certain liquidity and solvency requirements whereby restrictions are imposed on the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

The combined statutory capital and combined statutory net income (loss) of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Bermuda	Maiden US	Maiden Specialty	Maiden LF
Statutory Capital and Surplus
December 31, 2014	$1,289,155	$288,065	$51,883	$8,530
December 31, 2013	1,106,096	269,598	48,940	9,235

Statutory Net Income (Loss)
For the Year Ended December 31, 2014	$60,016	$16,614	$3,006	$1,436
For the Year Ended December 31, 2013	109,326	(1,305)	2,899	340
For the Year Ended December 31, 2012	79,714	(19,156)	1,227	464

At December 31, 2014, the Company's net assets were $1,241,166 (2013- $1,124,295), of which $718,050 (2013 - $264,629) are restricted primarily as a result of solvency and liquidity requirements imposed on the Company's insurance subsidiaries by local regulators as well as collateral requirements under various reinsurance agreements.

a) Bermuda

The Bermuda Monetary Authority ("BMA") is the group supervisor of the Company and has advised that Maiden Bermuda is the designated insurer. These regulations require that a group’s available statutory capital and surplus should be equal to or exceed the value of both its Minimum Solvency Margin ("MSM") and the Enhanced Capital Requirement ("ECR"). At December 31, 2014, the Company's ECR is 60% of the amount calculated using the group Bermuda Solvency Requirement ("BSCR") model of the BMA. The Company has complied with its regulatory capital requirements at December 31, 2014.

Maiden Bermuda is registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act") and is required to prepare and file Statutory Financial Statements and a Statutory Financial Return with the BMA. For Bermuda registered insurance companies, there are some differences between financial statements prepared in accordance with U.S. GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and so deferred commission and other acquisition expenses have been fully expensed and prepaid expenses and fixed assets removed from the statutory balance sheet.

Under the Insurance Act, Maiden Bermuda is required to maintain a minimum share capital of $120 and a minimum statutory capital and surplus equal to the greater of MSM and the ECR. ECR is established by reference to the BSCR model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. The BMA has established a target capital level ("TCL") for each Class 3B insurer equal to 120% of its ECR which serves as an early warning tool for the BMA and failure to maintain statutory capital of at least equal to the TCL will likely result in increased BMA regulatory oversight.

The statutory capital and surplus of Maiden Bermuda at December 31, 2014 was $1,289,155 (2013 – $1,106,096) and the amount required to be maintained was $302,341 at December 31, 2014 (2013 – $255,327). Maiden Bermuda is also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period.

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. Based upon the BSCR calculation, Maiden Bermuda is allowed to pay dividends or distributions not exceeding $222,489.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Statutory Requirements and Dividend Restrictions (continued)

b) United States

The Company’s insurance subsidiaries in the U.S., Maiden US and Maiden Specialty, file financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by state insurance regulatory authorities. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for Maiden US and Maiden Specialty for the year ended December 31, 2014 were $82,267 and $45,000, respectively (2013 - $80,987 and $45,000, respectively). These requirements were met by Maiden US and Maiden Specialty throughout the year ended December 31, 2014. Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the U.S. companies’ state of domicile, Missouri and North Carolina, respectively, to the greater of 10% of statutory policyholders’ surplus at the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Additionally, Maiden US may only pay dividends if it has positive unassigned funds. Accordingly, the maximum dividend payments that can be made to shareholders in the next year without prior approval by the Missouri Department of Insurance and North Carolina Department of Insurance is $0 and $5,174, respectively.

c) Sweden

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen ("Swedish FSA"). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,477 at December 31, 2014 (2013 - $5,096). This requirement was met by Maiden LF throughout the year. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2014, Maiden LF is allowed to pay dividends or distributions not exceeding $2,508.

17. Subsequent Events

(a) Dividends

On February 16, 2015, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.13	April 15, 2015	April 1, 2015
Preference shares - Series A	$0.515625	March 16, 2015	March 1, 2015
Preference shares - Series B	$0.90625	March 16, 2015	March 1, 2015

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

18. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

2014 Quarters Ended	March 31	June 30	September 30	December 31
Total revenues	$552,322	$563,422	$623,506	$641,917
Net income	2,061	31,915	33,926	33,631
Net (loss) income attributable to Maiden common shareholders	(4,062)	25,804	27,798	27,514
Comprehensive income - attributable to Maiden	39,816	86,260	3,176	41,648
Basic (loss) earnings per common share attributable to Maiden common shareholders	$(0.06)	$0.35	$0.38	$0.38
Diluted (loss) earnings per common share attributable to Maiden common shareholders	$(0.06)	$0.34	$0.36	$0.36

2013 Quarters Ended	March 31	June 30	September 30	December 31
Total revenues	$518,919	$536,745	$535,127	$519,265
Net income	28,107	23,331	25,033	26,385
Net income attributable to Maiden common shareholders	24,986	20,205	21,904	20,806
Comprehensive income (loss) - attributable to Maiden	20,048	(61,764)	25,581	3,524
Basic earnings per common share attributable to Maiden common shareholders	$0.35	$0.28	$0.30	$0.29
Diluted earnings per common share attributable to Maiden common shareholders	$0.34	$0.27	$0.30	$0.27

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2014	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
AFS fixed maturities:
U.S. treasury bonds	$8,937	$9,360	$9,360
U.S. agency bonds – mortgage-backed	1,313,834	1,322,443	1,322,443
U.S. agency bonds – other	7,213	7,988	7,988
Non-U.S. government and supranational bonds	54,467	51,643	51,643
Other mortgage-backed bonds	52,337	54,780	54,780
Corporate bonds	1,831,431	1,895,379	1,895,379
Municipal bonds - other	62,153	65,819	65,819
Short-term investments	49,492	49,492	49,492
Total AFS fixed maturities	3,379,864	3,456,904	3,456,904
Other investments	10,862	12,571	12,571
Total investments	$3,390,726	$3,469,475	$3,469,475

* Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2014 and 2013
(In thousands of U.S. dollars, except share and per share data)

	2014	2013
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2014: $43,995; 2013: $135,999)	$44,270	$131,798
Other investments, at fair value (Cost 2014: $5,000)	5,990	—
Cash and cash equivalents	6,894	33,061
Investment in subsidiaries	1,591,000	1,331,195
Balances due from subsidiaries	99,809	13,097
Other assets	1,387	1,925
Total assets	$1,749,350	$1,511,076
Liabilities
Accrued expenses and other liabilities	$11,226	$9,872
Balances due to subsidiaries	497,430	377,361
Total liabilities	508,656	387,233
Shareholders’ equity
Preference shares	315,000	315,000
Common shares ($0.01 par value; 73,900,889 and 73,595,897 shares issued in 2014 and 2013, respectively; 72,932,702 and 72,633,561 shares outstanding in 2014 and 2013, respectively)	739	736
Additional paid-in capital	578,445	574,522
Accumulated other comprehensive income	95,293	25,784
Retained earnings	255,084	211,602
Treasury shares, at cost (968,187 and 962,336 shares in 2014 and 2013, respectively)	(3,867)	(3,801)
Total shareholders’ equity	1,240,694	1,123,843
Total liabilities and shareholders’ equity	$1,749,350	$1,511,076

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME — PARENT COMPANY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands of U.S. dollars)

For the Year Ended December 31,	2014	2013	2012
Revenues
Net investment income	$4,892	$2,773	$795
Net realized gains on investment	981	—	229
	5,873	2,773	1,024
Expenses
General and administrative expenses	14,588	11,732	8,030
Foreign exchange losses (gains)	893	(626)	(225)
	15,481	11,106	7,805
Loss before equity in earnings of consolidated subsidiaries	(9,608)	(8,333)	(6,781)
Equity in earnings of consolidated subsidiaries	110,999	111,068	56,935
Net income attributable to Maiden	101,391	102,735	50,154
Dividends on preference shares	(24,337)	(14,834)	(3,644)
Net income attributable to Maiden common shareholders	$77,054	$87,901	$46,510

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands of U.S. dollars)

For the Year Ended December 31,	2014	2013	2012
Cash flows provided by operating activities
Net income attributable to Maiden	$101,391	$102,735	$50,154
Adjustments to reconcile net income to cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(110,999)	(111,068)	(56,935)
Amortization of bond premium and discount	414	1,209	786
Net realized gains on investment	(981)	—	(229)
Foreign exchange losses (gains)	893	(626)	(225)
Non-cash share compensation expense	3,334	2,205	1,347
Changes in assets - (increase) decrease:
Balance due from subsidiaries	(87,605)	42,899	82,588
Other assets	536	(862)	(829)
Changes in liabilities - increase (decrease)
Accounts payable and accrued liabilities	(204)	736	(1,579)
Balances due to subsidiaries	120,069	16,642	15,524
Net cash provided by operating activities	26,848	53,870	90,602
Cash flows used in investing activities
Purchases of fixed-maturities – available-for-sale	(1,340)	(170,882)	(137,486)
Purchases of other investments	(5,000)	—	—
Proceeds from sales of fixed-maturities – available-for-sale	87,032	90,515	9,452
Proceeds from maturities and calls of fixed maturities - available-for-sale	6,857	46,208	24,427
Investment in subsidiaries	(84,740)	(116,807)	(96,643)
Net cash provided by (used in) investing activities	2,809	(150,966)	(200,250)
Cash flows used in financing activities
Preference shares issuance, net of issuance costs	—	159,675	145,041
Dividends paid - preference shares	(24,337)	(14,834)	(3,644)
Dividends paid - Maiden common shareholders	(32,079)	(19,607)	(29,630)
Issuance of common shares	592	1,776	478
Net cash (used in) provided by financing activities	(55,824)	127,010	112,245
Net (decrease) increase in cash and cash equivalents	(26,167)	29,914	2,597
Cash and cash equivalents, beginning of year	33,061	3,147	550
Cash and cash equivalents, end of year	$6,894	$33,061	$3,147

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2014			For the Year Ended December 31, 2014
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$87,289	$1,058,924	$293,893	$854,026	$—	$579,771	$233,711	$42,914	$850,049
AmTrust Reinsurance	285,232	1,122,479	913,861	1,378,327	—	893,502	418,908	2,098	1,610,485
Total - Reportable Segments	372,521	2,181,403	1,207,754	2,232,353	—	1,473,273	652,619	45,012	2,460,534
Other	(34)	89,889	3	19,390	117,215	24,998	6,696	17,925	(2,398)
Total	$372,487	$2,271,292	$1,207,757	$2,251,743	$117,215	$1,498,271	$659,315	$62,937	$2,458,136

	December 31, 2013			For the Year Ended December 31, 2013
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$88,721	$1,010,195	$321,659	$753,157	$—	$519,962	$190,604	$42,331	$763,374
AmTrust Reinsurance	209,439	803,597	687,357	988,900	—	653,528	291,559	1,992	1,169,961
Total - Reportable Segments	298,160	1,813,792	1,009,016	1,742,057	—	1,173,490	482,163	44,323	1,933,335
Other	6,748	144,043	25,738	258,830	91,352	176,140	74,415	14,338	162,966
Total	$304,908	$1,957,835	$1,034,754	$2,000,887	$91,352	$1,349,630	$556,578	$58,661	$2,096,301

	December 31, 2012			For the Year Ended December 31, 2012
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$84,130	$1,003,349	$296,581	$775,177	$—	$549,405	$205,307	$40,951	$745,679
AmTrust Reinsurance	153,530	530,270	503,915	727,783	—	496,370	200,547	1,949	840,348
Total - Reportable Segments	237,660	1,533,619	800,496	1,502,960	—	1,045,775	405,854	42,900	1,586,027
Other	33,009	206,662	136,001	300,820	81,188	216,573	86,177	10,904	315,258
Total	$270,669	$1,740,281	$936,497	$1,803,780	$81,188	$1,262,348	$492,031	$53,804	$1,901,285

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2014 Premiums – General Insurance	$48,565	$49,216	$2,458,787	$2,458,136	100.0%
2013 Premiums – General Insurance	104,976	107,858	2,099,183	2,096,301	100.1%
2012 Premiums – General Insurance	122,412	99,707	1,878,580	1,901,285	98.8%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and loss adjustment expenses		Paid loss and loss adjustment expenses
For the Year Ended December 31,	Current Year	Prior Year
2014	$1,479,425	$18,846	$1,135,791
2013	1,351,043	(1,413)	1,116,096
2012	1,239,016	23,332	1,015,309