Form 10-Q
period 2015-03-31
Maiden Holdings, Ltd.
filed 2015-05-11
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015, the number of the Registrant's Common Stock ($.01 par value) outstanding was 73,456,213.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2015: $3,279,749; 2014: $3,379,864)	$3,350,932	$3,456,904
Other investments, at fair value (Cost 2015: $10,955; 2014: $10,862)	11,730	12,571
Total investments	3,362,662	3,469,475
Cash and cash equivalents	168,121	108,119
Restricted cash and cash equivalents	473,066	284,381
Accrued investment income	25,791	27,524
Reinsurance balances receivable, net (includes $312,349 and $267,490 from related parties in 2015 and 2014, respectively)	636,230	512,996
Reinsurance recoverable on unpaid losses (includes $3,492 and $3,845 from related parties in 2015 and 2014, respectively)	79,271	75,873
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses, net (includes $330,303 and $285,227 from related parties in 2015 and 2014, respectively)	430,871	372,487
Goodwill and intangible assets, net	86,626	87,336
Other assets	76,727	57,926
Total assets	$5,507,340	$5,164,092
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,218,533 and $1,163,195 from related parties in 2015 and 2014, respectively)	$2,331,508	$2,271,292
Unearned premiums (includes $1,047,190 and $913,986 from related parties in 2015 and 2014, respectively)	1,437,492	1,207,757
Accrued expenses and other liabilities	100,755	83,877
Senior notes	360,000	360,000
Total liabilities	4,229,755	3,922,926
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value; 74,424,539 and 73,900,889 shares issued in 2015 and 2014, respectively; 73,409,894 and 72,932,702 shares outstanding in 2015 and 2014, respectively)	744	739
Additional paid-in capital	580,477	578,445
Accumulated other comprehensive income	107,498	95,293
Retained earnings	277,938	255,084
Treasury shares, at cost (1,014,645 and 968,187 shares in 2015 and 2014, respectively)	(4,521)	(3,867)
Total Maiden shareholders’ equity	1,277,136	1,240,694
Noncontrolling interest in subsidiaries	449	472
Total equity	1,277,585	1,241,166
Total liabilities and equity	$5,507,340	$5,164,092

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

For the Three Months Ended March 31,	2015	2014
Revenues:
Gross premiums written	$834,266	$722,382
Net premiums written	$796,983	$709,892
Change in unearned premiums	(219,664)	(190,662)
Net premiums earned	577,319	519,230
Other insurance revenue	4,979	5,162
Net investment income	28,260	27,842
Net realized gains on investment	869	88
Total revenues	611,427	552,322
Expenses:
Net loss and loss adjustment expenses	377,406	351,344
Commission and other acquisition expenses	178,342	146,082
General and administrative expenses	16,289	14,924
Interest and amortization expenses	7,172	8,064
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	—	28,240
Amortization of intangible assets	710	819
Foreign exchange gains	(7,826)	(138)
Total expenses	572,093	549,335
Income before income taxes	39,334	2,987
Income tax expense	800	926
Net income	38,534	2,061
Less: Income attributable to noncontrolling interest	(45)	(39)
Net income attributable to Maiden shareholders	38,489	2,022
Dividends on preference shares	(6,084)	(6,084)
Net income (loss) attributable to Maiden common shareholders	$32,405	$(4,062)
Basic earnings (loss) per share attributable to Maiden common shareholders	$0.44	$(0.06)
Diluted earnings (loss) per share attributable to Maiden common shareholders	$0.41	$(0.06)
Dividends declared per common share	$0.13	$0.11

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2015	2014
Comprehensive income:
Net income	$38,534	$2,061
Other comprehensive income
Net unrealized holding (losses) gains on available-for-sale fixed maturities arising during the period (net of tax of $7 for the three months ended March 31, 2015 and $(29) for the three months ended March 31, 2014, respectively)	(6,934)	38,031
Adjustment for reclassification of net realized losses (gains) recognized in net income, net of tax	149	(71)
Foreign currency translation adjustment	18,935	(166)
Other comprehensive income	12,150	37,794
Comprehensive income	50,684	39,855
Net income attributable to noncontrolling interest	(45)	(39)
Other comprehensive loss attributable to noncontrolling interest	55	—
Comprehensive loss (income) attributable to noncontrolling interest	10	(39)
Comprehensive income attributable to Maiden shareholders	$50,694	$39,816

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2015	2014
Preference shares
Beginning balance	$315,000	$315,000
Ending balance	315,000	315,000
Common shares
Beginning balance	739	736
Exercise of options and issuance of shares	5	2
Ending balance	744	738
Additional paid-in capital
Beginning balance	578,445	574,522
Exercise of options and issuance of common shares	1,316	182
Share based compensation expense	716	497
Ending balance	580,477	575,201
Accumulated other comprehensive income
Beginning balance	95,293	25,784
Change in net unrealized (losses) gains on investments, net of reclassification adjustment and deferred income tax expense	(6,785)	37,960
Foreign currency translation adjustments	18,990	(166)
Ending balance	107,498	63,578
Retained earnings
Beginning balance	255,084	211,602
Net income attributable to Maiden shareholders	38,489	2,022
Dividends on preference shares	(6,084)	(6,084)
Dividends on common shares	(9,551)	(8,034)
Ending balance	277,938	199,506
Treasury shares
Beginning balance	(3,867)	(3,801)
Shares repurchased for treasury	(654)	(66)
Ending balance	(4,521)	(3,867)
Noncontrolling interest in subsidiaries
Beginning balance	472	452
Dividend paid to noncontrolling interest	(13)	(15)
Net income attributable to noncontrolling interest	45	39
Foreign currency translation adjustments	(55)	—
Ending balance	449	476
Total equity	$1,277,585	$1,150,632

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2015	2014
Cash flows from operating activities:
Net income	$38,534	$2,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,051	1,190
Net realized gains on investment	(869)	(88)
Foreign exchange gains	(7,826)	(138)
Amortization of share-based compensation expense, bond premium and discount, subordinated debt discount and accelerated amortization of Junior Subordinated Debt discount and issuance cost, net	2,949	30,201
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(131,943)	(114,814)
Reinsurance recoverable on unpaid losses	(3,471)	710
Accrued investment income	1,390	(17)
Deferred commission and other acquisition expenses	(59,701)	(43,676)
Other assets	(20,898)	13,194
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	95,458	77,580
Unearned premiums	237,879	183,339
Accrued expenses and other liabilities	17,202	(5,852)
Net cash provided by operating activities	169,755	143,690
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(115,992)	(152,969)
Purchases of other investments	(97)	(787)
Proceeds from sales of fixed maturities – available-for-sale	56,639	105,334
Proceeds from maturities and calls of fixed maturities	158,078	77,292
Proceeds from redemption of other investments	29	313
Increase in restricted cash and cash equivalents	(191,903)	(73,852)
Other, net	(240)	(624)
Net cash used in investing activities	(93,486)	(45,293)
Cash flows from financing activities:
Repayment of Junior Subordinated Debt	—	(152,500)
Common share issuance	1,321	184
Dividends paid to common shareholders	(9,492)	(8,000)
Dividends paid to preference shareholders	(6,084)	(6,084)
Net cash used in financing activities	(14,255)	(166,400)
Effect of exchange rate changes on foreign currency cash	(2,012)	208
Net increase (decrease) in cash and cash equivalents	60,002	(67,795)
Cash and cash equivalents, beginning of period	108,119	139,833
Cash and cash equivalents, end of period	$168,121	$72,038

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

These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Certain reclassifications have been made for 2014 to conform to the 2015 presentation and have no impact on net income and total equity previously reported.

2. Significant Accounting Policies

There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards Not Yet Adopted

Simplifying the Presentation of Debt Issuance Costs

On April 7, 2015 the Financial Accounting Standards Board ("FSAB") issued Accounting Standards Update ("ASU") 2015- 03 which changes the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present such cost in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of such costs shall be reported as an interest expense. For public business entities, this final guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2015. Early adoption is permitted and the Company will be required to apply this new guidance retrospectively to all prior periods presented. The Company will also be required, in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial line items (that is, debt issuance cost asset and the debt liability). The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

3. Segment Reporting

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Refer to "Business - Our Reportable Segments" section included under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion about these segments.

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

Fee-generating business is considered part of the underwriting operations of the Company and is reported as "Other insurance revenue" in the unaudited Condensed Consolidated Statements of Income. To the extent that these fees are generated from underlying insurance contracts sold to third parties that are subsequently ceded under quota share reinsurance contracts to Maiden Reinsurance Ltd. ("Maiden Bermuda"), a proportionate share of the fee is offset against the related acquisition expense.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended March 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$305,341	$528,926	$(1)	$834,266
Net premiums written	$294,198	$502,784	$1	$796,983
Net premiums earned	$192,684	$384,633	$2	$577,319
Other insurance revenue	4,979	—	—	4,979
Net loss and loss adjustment expenses	(132,386)	(243,094)	(1,926)	(377,406)
Commission and other acquisition expenses	(58,206)	(120,136)	—	(178,342)
General and administrative expenses	(9,413)	(747)	—	(10,160)
Underwriting (loss) income	$(2,342)	$20,656	$(1,924)	$16,390
Reconciliation to net income
Net investment income and realized gains on investment				29,129
Interest and amortization expenses				(7,172)
Amortization of intangible assets				(710)
Foreign exchange gains				7,826
Other general and administrative expenses				(6,129)
Income tax expense				(800)
Net income				$38,534

Net loss and loss adjustment expense ratio(1)	67.0%	63.2%		64.8%
Commission and other acquisition expense ratio(2)	29.4%	31.2%		30.6%
General and administrative expense ratio(3)	4.8%	0.2%		2.8%
Combined ratio(4)	101.2%	94.6%		98.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended March 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$304,187	$419,010	$(815)	$722,382
Net premiums written	$291,640	$419,010	$(758)	$709,892
Net premiums earned	$199,547	$304,922	$14,761	$519,230
Other insurance revenue	5,162	—	—	5,162
Net loss and loss adjustment expenses	(138,663)	(200,413)	(12,268)	(351,344)
Commission and other acquisition expenses	(51,214)	(90,485)	(4,383)	(146,082)
General and administrative expenses	(9,876)	(499)	(199)	(10,574)
Underwriting income (loss)	$4,956	$13,525	$(2,089)	$16,392
Reconciliation to net income
Net investment income and realized gains on investment				27,930
Interest and amortization expenses				(8,064)
Accelerated amortization of Junior Subordinated Debt discount and issuance cost				(28,240)
Amortization of intangible assets				(819)
Foreign exchange gains				138
Other general and administrative expenses				(4,350)
Income tax expense				(926)
Net income				$2,061

Net loss and loss adjustment expense ratio(1)	67.7%	65.7%		67.0%
Commission and other acquisition expense ratio(2)	25.0%	29.7%		27.9%
General and administrative expense ratio(3)	4.9%	0.2%		2.8%
Combined ratio(4)	97.6%	95.6%		97.7%

(1) Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.
(2) Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.
(3) Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue.
(4) Calculated by adding together the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables summarize the total assets of our reportable segments including the reconciliation to our consolidated assets at March 31, 2015 and December 31, 2014:

March 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,746,552	$2,911,618	$4,658,170
Corporate assets	—	—	849,170
Total Assets	$1,746,552	$2,911,618	$5,507,340

December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,624,664	$2,640,488	$4,265,152
Corporate assets	—	—	898,940
Total Assets	$1,624,664	$2,640,488	$5,164,092

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three months ended March 31, 2015 and 2014:

For the Three Months Ended March 31,	2015		2014
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$68,514	8.6%	$62,602	8.8%
Casualty	171,531	21.5%	171,754	24.3%
Accident and Health	30,107	3.8%	17,222	2.4%
International	24,046	3.0%	40,062	5.6%
Total Diversified Reinsurance	294,198	36.9%	291,640	41.1%
AmTrust Reinsurance
Small Commercial Business	323,201	40.5%	253,757	35.7%
Specialty Program	74,580	9.4%	31,798	4.5%
Specialty Risk and Extended Warranty	105,003	13.2%	133,455	18.8%
Total AmTrust Reinsurance	502,784	63.1%	419,010	59.0%
Other	1	—%	(758)	(0.1)%
	$796,983	100.0%	$709,892	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended March 31,	2015		2014
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$40,623	7.0%	$40,826	7.9%
Casualty	118,938	20.6%	121,887	23.5%
Accident and Health	12,201	2.1%	8,886	1.7%
International	20,922	3.6%	27,948	5.4%
Total Diversified Reinsurance	192,684	33.3%	199,547	38.5%
AmTrust Reinsurance
Small Commercial Business	224,991	39.0%	158,605	30.5%
Specialty Program	57,010	9.9%	32,853	6.3%
Specialty Risk and Extended Warranty	102,632	17.8%	113,464	21.9%
Total AmTrust Reinsurance	384,633	66.7%	304,922	58.7%
Other	2	—%	14,761	2.8%
	$577,319	100.0%	$519,230	100.0%

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale ("AFS") fixed maturities and other investments as of March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$8,938	$492	$—	$9,430
U.S. agency bonds – mortgage-backed	1,151,287	25,560	(4,285)	1,172,562
U.S. agency bonds – other	7,214	756	—	7,970
Non-U.S. government and supranational bonds	40,109	—	(5,352)	34,757
Commercial mortgage-backed securities	96,997	3,659	—	100,656
Corporate bonds	1,865,540	95,398	(49,822)	1,911,116
Municipal bonds	62,159	4,777	—	66,936
Short-term investments	47,505	—	—	47,505
Total AFS fixed maturities	3,279,749	130,642	(59,459)	3,350,932
Other investments	10,955	800	(25)	11,730
Total investments	$3,290,704	$131,442	$(59,484)	$3,362,662

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

December 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$8,937	$423	$—	$9,360
U.S. agency bonds – mortgage-backed	1,313,834	19,197	(10,588)	1,322,443
U.S. agency bonds – other	7,213	775	—	7,988
Non-U.S. government and supranational bonds	54,467	304	(3,128)	51,643
Commercial mortgage-backed securities	52,337	2,443	—	54,780
Corporate bonds	1,831,431	89,243	(25,295)	1,895,379
Municipal bonds	62,153	3,666	—	65,819
Short-term investments	49,492	—	—	49,492
Total AFS fixed maturities	3,379,864	116,051	(39,011)	3,456,904
Other investments	10,862	1,709	—	12,571
Total investments	$3,390,726	$117,760	$(39,011)	$3,469,475

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without prepayment penalties.

March 31, 2015	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$70,797	$69,576	2.1%
Due after one year through five years	593,546	620,145	18.5%
Due after five years through ten years	1,328,216	1,344,974	40.1%
Due after ten years	38,906	43,019	1.3%
	2,031,465	2,077,714	62.0%
U.S. agency bonds – mortgage-backed	1,151,287	1,172,562	35.0%
Commercial mortgage-backed securities	96,997	100,656	3.0%
Total AFS fixed maturities	$3,279,749	$3,350,932	100.0%

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
March 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturities
U.S. agency bonds – mortgage-backed	$52,898	$(203)	$200,388	$(4,082)	$253,286	$(4,285)
Non–U.S. government and supranational bonds	32,052	(4,843)	2,705	(509)	34,757	(5,352)
Corporate bonds	442,101	(40,111)	134,841	(9,711)	576,942	(49,822)
Total temporarily impaired AFS fixed maturities	527,051	(45,157)	337,934	(14,302)	864,985	(59,459)
Other investments	4,975	(25)	—	—	4,975	(25)
Total	$532,026	$(45,182)	$337,934	$(14,302)	$869,960	$(59,484)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

As of March 31, 2015, there were approximately 138 securities in an unrealized loss position with a fair value of $869,960 and unrealized losses of $59,484. Of these securities, there are 35 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $337,934 and unrealized losses of $14,302.

	Less than 12 Months		12 Months or more		Total
December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturities
U.S. agency bonds – mortgage-backed	$84,264	$(806)	$441,601	$(9,782)	$525,865	$(10,588)
Non–U.S. government and supranational bonds	43,712	(2,822)	2,522	(306)	46,234	(3,128)
Corporate bonds	397,173	(14,485)	143,894	(10,810)	541,067	(25,295)
Total temporarily impaired AFS fixed maturities	$525,149	$(18,113)	$588,017	$(20,898)	$1,113,166	$(39,011)

As of December 31, 2014, there were approximately 141 securities in an unrealized loss position with a fair value of $1,113,166 and unrealized losses of $39,011. Of these securities, there are 46 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $588,017 and unrealized losses of $20,898.

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its investment portfolio in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2015. For the three months ended March 31, 2015 and March 31, 2014, the Company recognized no OTTI.

The following summarizes the credit ratings of our AFS fixed maturities:

Ratings* as of March 31, 2015	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,938	$9,430	0.3%
U.S. agency bonds	1,158,501	1,180,532	35.2%
AAA	179,127	183,789	5.5%
AA+, AA, AA-	161,985	163,430	4.9%
A+, A, A-	834,585	856,875	25.6%
BBB+, BBB, BBB-	853,382	877,694	26.2%
BB+ or lower	83,231	79,182	2.3%
Total	$3,279,749	$3,350,932	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings* as of December 31, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,937	$9,360	0.3%
U.S. agency bonds	1,321,047	1,330,431	38.5%
AAA	193,280	202,973	5.9%
AA+, AA, AA-	116,936	120,679	3.5%
A+, A, A-	883,092	917,544	26.5%
BBB+, BBB, BBB-	794,244	814,039	23.5%
BB+ or lower	62,328	61,878	1.8%
Total	$3,379,864	$3,456,904	100.0%
*Ratings as assigned by Standard & Poor’s ("S&P")

(b) Other Investments

The table below shows our portfolio of other investments:

	March 31, 2015		December 31, 2014
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investments in limited partnerships	$5,755	49.1%	$5,581	44.4%
Investment in quoted equity	4,975	42.4%	5,990	47.6%
Other	1,000	8.5%	1,000	8.0%
Total other investments	$11,730	100.0%	$12,571	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $643 at March 31, 2015.

(c) Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014:

For the Three Months Ended March 31, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$845	$—	$845
Other investments	24	—	24
Net realized gains on investment	$869	$—	$869

For the Three Months Ended March 31, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$1	$—	$1
Other investments	$87	$—	$87
Net realized losses on investment	$88	$—	$88

Proceeds from sales of AFS fixed maturities were $56,639 for the three months ended March 31, 2015 (March 31, 2014 - $105,334).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Net unrealized gains were as follows:

	March 31, 2015	December 31, 2014
AFS fixed maturities	$71,183	$77,040
Other investments	775	1,709
Total net unrealized gains	71,958	78,749
Deferred income tax expense	(164)	(170)
Net unrealized gains, net of deferred income tax	$71,794	$78,579
Change in net unrealized gains, net of deferred income tax	$(6,785)	$43,851

(d) Restricted Cash and Cash Equivalents and Investments

We are required to maintain assets on deposit to support our reinsurance operations and to serve as collateral for our reinsurance liabilities under various reinsurance agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated AFS fixed maturity securities. These trust accounts generally take the place of letter of credit requirements.

The fair value of our restricted assets was as follows:

	March 31, 2015	December 31, 2014
Restricted cash and cash equivalents – third party agreements	$77,695	$107,884
Restricted cash and cash equivalents – related party agreements	394,869	175,817
Restricted cash and cash equivalents – U.S. state regulatory authorities	502	680
Total restricted cash and cash equivalents	473,066	284,381
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2015 – $1,040,802; 2014 – $993,974)	1,067,119	1,014,878
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2015 – $1,716,457; 2014 – $1,769,083)	1,753,041	1,814,478
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2015 – $7,276; 2014 – $7,269)	7,676	7,606
Total restricted investments	2,827,836	2,836,962
Total restricted cash and cash equivalents and investments	$3,300,902	$3,121,343

5. Fair Value of Financial Instruments

(a) Fair Values of Financial Instruments

FASB Accounting Standards Codification ("ASC") Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; corporate and municipal bonds; commercial mortgage-backed securities; and

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; and hedge and credit funds with partial transparency.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from a third party nationally recognized pricing service provider ("the Pricing Service"). When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representation of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.

ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value.

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at March 31, 2015.

U.S. government and U.S. government agencies — Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. government agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency bonds are included in the Level 2 fair value hierarchy.

Non-U.S. government and supranational bonds — These securities are generally priced by independent pricing services. The Pricing Service may use current market trades for securities with similar quality, maturity and coupon. If no such trades are available, the Pricing Service typically uses analytical models which may incorporate spreads, interest rate data and market/sector news. As the significant inputs used to price non-U.S. government and supranational bonds are observable market inputs, the fair values of non-U.S. government and supranational bonds are included in the Level 2 fair value hierarchy.

Commercial mortgage-backed securities ("CMBS") — These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS are observable market inputs, the fair value of the CMBS is included in the Level 2 fair value hierarchy.

Corporate bonds — Bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The fair values of corporate bonds are priced, by the pricing services are priced using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

Municipal bonds — Bonds issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by independent pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipal bonds are classified within Level 2.

Short-term investments — Primarily commercial paper issued by corporations, all with maturities greater than 90 days and less than one year at the date of purchase. The fair values of these short-term investments are priced by independent pricing services, using market pricing and other observable market inputs for the same or similar securities obtained from a number of industry standard data providers. As the significant inputs used to price the commercial paper securities are observable market inputs, commercial paper securities are classified within Level 2.

Other investments — Includes both quoted and unquoted investments. The fair value of our quoted equity investment is obtained from the Pricing Service, reflecting the closing price quoted for the final trading day of the period and is classified within Level 1. Unquoted other investments comprise investments in limited partnerships and an investment in preference shares of a start-up insurance producer. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy. The fair value of the investment in preference shares of a start-up insurance producer was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.

Reinsurance balance receivable — The carrying values reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party — The carrying value reported in the accompanying condensed consolidated balance sheets for this financial instrument approximates its fair value.

Senior notes — The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on quoted prices of identical instruments in inactive markets and as such, are included in the Level 2 hierarchy.

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

We classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,430	$—	$—	$9,430
U.S. agency bonds – mortgage-backed	—	1,172,562	—	1,172,562
U.S. agency bonds – other	—	7,970	—	7,970
Non-U.S. government and supranational bonds	—	34,757	—	34,757
Commercial mortgage-backed securities	—	100,656	—	100,656
Corporate bonds	—	1,911,116	—	1,911,116
Municipal bonds	—	66,936	—	66,936
Short-term investments	—	47,505	—	47,505
Other investments	4,975	—	6,755	11,730
Total	$14,405	$3,341,502	$6,755	$3,362,662
As a percentage of total assets	0.3%	60.7%	0.1%	61.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,360	$—	$—	$9,360
U.S. agency bonds – mortgage-backed	—	1,322,443	—	1,322,443
U.S. agency bonds – other	—	7,988	—	7,988
Non-U.S. government and supranational bonds	—	51,643	—	51,643
Commercial mortgage-backed securities	—	54,780	—	54,780
Corporate bonds	—	1,895,379	—	1,895,379
Municipal bonds	—	65,819	—	65,819
Short-term investments	—	49,492	—	49,492
Other investments	5,990	—	6,581	12,571
Total	$15,350	$3,447,544	$6,581	$3,469,475
As a percentage of total assets	0.3%	66.8%	0.1%	67.2%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.7% and 99.9% of its fixed maturities at March 31, 2015 and December 31, 2014, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At March 31, 2015 and December 31, 2014, 0.3% and 0.1%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of three securities and one security, respectively, or approximately $11,487 and $5,016, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2015 and December 31, 2014, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

Other investments: The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. For the unquoted other investments, the Company has $5,755, or 0.2%, of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.

There have not been any transfers between Level 1 and Level 2 during the periods represented by these unaudited Condensed Consolidated Financial Statements.

(c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	March 31, 2015	March 31, 2014
Balance at beginning of period	$6,581	$5,092
Total realized gains – included in net realized gains on investment	24	87
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	82	120
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	97	787
Sales and redemptions	(29)	(313)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,755	$5,773
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes:

		March 31, 2015		December 31, 2014
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$114,036	$107,500	$113,391
2012 Senior Notes	8.00%	100,000	106,560	100,000	106,320
2013 Senior Notes	7.75%	152,500	164,273	152,500	162,016

6. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 51.5% of the outstanding shares of AmTrust. AmTrust owns 13.2% of the issued and outstanding shares of National General Holdings Corp. ("NGHC") common stock, and Michael Karfunkel individually and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel) own a combined 48.8% of the outstanding common shares of NGHC. Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

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

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AEL and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5%.

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

The Company recorded approximately $117,202 of ceding commission expense for the three months ended March 31, 2015 (March 31, 2014 - $86,674) as a result of these quota share arrangements with AmTrust.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded $24 of ceded premiums and $1 ceding commission income for the three months ended March 31, 2015, respectively, (March 31, 2014 - $35 of premiums ceded and $2 of ceding commission income, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance North America, Inc. ("Maiden US"), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off. Pursuant to the latest amendment, Maiden US now receives 100% of the premium and reinsures 100% of the gross liabilities incurred (from the effective date). As this program is currently in run-off, for the three months ended March 31, 2015, Maiden US did not record any premiums earned or commission expense, respectively, (March 31, 2014 - $1,116 of premiums earned and $56 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net premiums written varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three months ended March 31, 2015, Maiden US recorded approximately $156 of net premiums earned and $37 of commission expense, respectively, (March 31, 2014 - $303 net premiums earned and $47 commission expense, respectively).

Effective November 1, 2014, the Company's wholly owned subsidiary, Maiden Life Försäkrings AB ("Maiden LF"), executed a Binding Authority Agreement with AEL, whereby Maiden LF effectively authorizes AEL to place Maiden LF on risk, within defined parameters, on a scheme that covers Medical Expenses, Life, Permanent Disability and Critical Illness of a company, that provides medical advice, access to health professionals and health related insurance products on a membership basis. The maximum liability shall not exceed €20 per insured person and any bound agreement shall not exceed 12 months. This agreement may be terminated upon 90 days written notice by either party. Under this agreement, for the three months ended March 31, 2015, the Company has recorded no net premiums written.

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at March 31, 2015 and December 31, 2014 pursuant to a loan agreement entered into between those parties. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at March 31, 2015 was approximately $1,842,878 (December 31, 2014 - $1,691,970) and the accrued interest was $10,122 (December 31, 2014 - $10,413). Please refer to "Note 4. (e) Investments" for additional information.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

b) European Hospital Liability Quota Share

AEL requested, in accordance with the agreement, that Maiden Bermuda provide collateral to secure its proportional share under the agreement. The amount of collateral Maiden Bermuda provided at March 31, 2015 was $235,346 (December 31, 2014 - $230,618) and the accrued interest was $2,037 (December 31, 2014 - $3,185). Please refer to "Note 4. (d) Investments" for additional information.

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $4,880 of reinsurance brokerage expense for the three months ended March 31, 2015 (March 31, 2014 - $3,811) and deferred reinsurance brokerage of $13,089 at March 31, 2015 (December 31, 2014 - $11,423) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM") pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,431 of investment management fees for the three months ended March 31, 2015 (March 31, 2014 - $1,224) as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three months ended March 31, 2015, the Company recorded an expense of $24 (March 31, 2014 - $0) for the use of the aircraft.

 NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, reinsured 25% of the net premiums of the GMAC personal lines business, pursuant to the NGHC Quota Share with the GMAC personal lines insurance companies, as cedents, and Maiden Bermuda. Maiden Bermuda had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses.

The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.5% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment.The ceding commission was subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% if the loss ratio was 64.5% or greater. Effective October 1, 2012, the parties amended the reinsurance agreement to decrease the provisional ceding commission from 32.5% to 32.0% of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission was subject to adjustment to a minimum of 30.0% (changed from 30.5%), if the loss ratio is 64.5% or greater.

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire. As this agreement is now in run-off, Maiden Bermuda recorded no ceding commission expense for the three months ended March 31, 2015 (March 31, 2014 - $4,556) as a result of this transaction.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Other

Prior to March 31, but effective April 1, 2015, Maiden US renewed a Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016.

Maiden US is liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 (2014 - $1,100) retention (each covered person per agreement year). Maiden US' liability shall not exceed $8,825 (2014 - $8,900) per covered person per agreement year. In addition, Maiden US continues to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2016 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date.

Under the prior years agreements, Maiden US recorded approximately $87 of premiums earned for the three months ended March 31, 2015 (March 31, 2014 - $33).

7. Earnings (Loss) per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common share:

For the Three Months Ended March 31,	2015	2014
Numerator:
Net income attributable to Maiden shareholders	$38,489	$2,022
Dividends on preference shares - Series A	(3,094)	(3,094)
Dividends on convertible preference shares - Series B	(2,990)	(2,990)
Amount allocated to participating common shareholders(1)	(26)	6
Numerator for basic EPS - net income (loss) allocated to Maiden common shareholders	$32,379	$(4,056)
Potentially dilutive securities
Dividends on convertible preference shares- Series B(2)	2,990	—
Numerator for diluted EPS - net income (loss) allocated to Maiden common shareholders after assumed conversion	$35,369	$(4,056)
Denominator:
Weighted average number of common shares outstanding – basic	73,084,412	72,708,113
Potentially dilutive securities:
Share options and restricted share units	1,427,725	—
Convertible preference shares(2)	10,751,648	—
Adjusted weighted average number of common shares and assumed conversions – diluted	85,263,785	72,708,113
Basic earnings (loss) per share attributable to Maiden common shareholders:	$0.44	$(0.06)
Diluted earnings (loss) per share attributable to Maiden common shareholders(2):	$0.41	$(0.06)

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the three months ended March 31, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after April 1, 2015 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 136,259, an increase of 29,773 common shares since January 2, 2015.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity
At March 31, 2015, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 74,424,539 common shares, of which 73,409,894 are outstanding, and issued 9,300,000 preference shares. The remaining 66,275,461 are undesignated at March 31, 2015. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Treasury Shares

On January 1, 2015, February 19, 2015 and March 5, 2015 respectively, the Company repurchased 4,954 shares, at a price per share of $12.79, 7,658 shares, at a price per share of $14.40 and 33,846 shares at a price per share of $14.21, from employees, which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares.

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(6,934)	18,935	12,001
Amounts reclassified from AOCI to net income, net of tax	149	—	149
Net current period other comprehensive (loss) income	(6,785)	18,935	12,150
Ending balance	71,794	35,600	107,394
Less: AOCI attributable to non controlling interest	—	(104)	(104)
Ending balance, Maiden shareholders	$71,794	$35,704	$107,498

For the Three Months Ended March 31, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income (loss) before reclassifications	38,031	(166)	37,865
Amounts reclassified from AOCI to net income, net of tax	(71)	—	(71)
Net current period other comprehensive income (loss)	37,960	(166)	37,794
Ending balance	72,688	(9,093)	63,595
Less: AOCI attributable to non controlling interest	—	17	17
Ending balance, Maiden shareholders	$72,688	$(9,110)	$63,578

9. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Dividends Declared

On February 16, 2015, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.13	April 15, 2015	April 1, 2015

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Commitments and Contingencies (continued)

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

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect it to conclude in 2015. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

10. Subsequent Events

(a) Dividends

On April 28, 2015, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.13	July 15, 2015	July 1, 2015
Preference shares - Series A	$0.515625	June 15, 2015	June 1, 2015
Preference shares - Series B	$0.90625	June 15, 2015	June 1, 2015

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q” or this “Report”). References in this Form 10-Q to the terms “we”, “us”, “our”, “the Company” or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term “Maiden Holdings” means Maiden Holdings, Ltd. only. Amounts in tables may not reconcile due to rounding differences.

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2015. The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance.

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. Most recently, effective January 1, 2015, we entered into a retrocessional quota share with a highly rated global insurer designed to provide capital to support future growth.These transactions have supported the growth in our gross premiums written to in excess of $2.5 billion in 2014 while significantly enhancing our total capital resources to over $1.6 billion at March 31, 2015.

Please refer to ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the strategic and capital transactions the Company has entered into since our inception.

First Quarter 2015 and 2014 Financial Highlights

For the Three Months Ended March 31,	2015	2014	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$38.6	$2.1	1,769.7%
Net income (loss) attributable to Maiden common shareholders	$32.4	$(4.1)	NM
Operating earnings(1)	$26.6	$25.6	4.2%
Basic earnings (loss) per common share:
Net income (loss) attributable to Maiden common shareholders(2)	$0.44	$(0.06)	NM
Operating earnings(1)	$0.36	$0.35	2.9%
Diluted earnings (loss) per common share:
Net income (loss) attributable to Maiden common shareholders(2)	$0.41	$(0.06)	NM
Operating earnings(1)	$0.35	$0.34	2.9%
Dividends per common share	$0.13	$0.11	18.2%
Dividends per preference share - Series A	$0.515625	$0.515625	—%
Dividends per preference share - Series B	$0.90625	$0.90625	—%
Gross premiums written	$834.3	$722.4	15.5%
Net premiums earned	$577.3	$519.2	11.2%
Underwriting income (3)	$16.4	$16.4	—%
Net investment income	$28.3	$27.8	1.5%

Combined ratio(4)	98.2%	97.7%	0.5%
Annualized operating return on average common shareholders' equity(1)	11.4%	12.6%	(9.5)%

	March 31, 2015	December 31, 2014	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments and cash and cash equivalents(5)	$4,003.8	$3,862.0	3.7%
Total assets	$5,507.3	$5,164.1	6.6%
Reserve for loss and loss adjustment expenses	$2,331.5	$2,271.3	2.7%
Debt (6)	$360.0	$360.0	—%
Maiden common shareholders' equity	$962.1	$925.7	3.9%
Maiden shareholders' equity	$1,277.1	$1,240.7	2.9%
Total capital resources(7)	$1,637.1	$1,600.7	2.3%
Ratio of debt to total capital resources	22.0%	22.5%	(2.2)%

Book Value:
Book value per common share(8)	$13.11	$12.69	3.3%
Accumulated dividends per common share	2.35	2.22	5.9%
Book value per common share plus accumulated dividends	$15.46	$14.91	3.7%
Change in book value per common share plus accumulated dividends	$0.55

Diluted book value per common share(9)	$12.89	$12.47	3.4%

NM - Not meaningful

(1)
Operating earnings, operating earnings per common share and annualized operating return on average common shareholders' equity are non-GAAP financial measures. See “Key Financial Measures” for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Please refer to "Note 7. Earnings per Common Share" of the Notes to Condensed Consolidated Financial Statements for the calculation of basic and diluted earnings per common share.

(3)
Underwriting income is calculated as net premiums earned plus other insurance revenue less net loss and loss adjustment expenses ("LAE"), commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

(4)	Calculated by adding together the net loss and loss adjustment expense ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(6)	Debt is the Company's Senior Notes.

(7)	Total capital resources is the sum of the Company's debt and Maiden shareholders' equity. See “Key Financial Measures” for additional information.

(8)
Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.

(9)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are included at March 31, 2015 and excluded as they are anti-dilutive at December 31, 2014.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income, Management uses certain key financial measures, some of which are non-GAAP measures to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders.

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

For the three months ended March 31, 2015, we also exclude certain non-recurring expenditures that are material to understanding our results of operations. In 2015, non-recurring items excluded are the loss and related activity from our run-off operations comprised of our former NGHC Quota Share segment and our divested E&S business. In 2014, we excluded the accelerated amortization of the Junior Subordinated Debt discount and write off of the associated issuance costs. We also excluded the interest expense incurred on our 2013 Senior Notes prior to redemption of the outstanding Junior Subordinated Debt given the one time nature of the additional funding cost.

The following is a reconciliation of operating earnings to its most closely related GAAP measure, net income:

For the Three Months Ended March 31,	2015	2014
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$32.4	$(4.1)
Add (subtract):
Net realized gains on investment	(0.9)	(0.1)
Foreign exchange gains	(7.8)	(0.1)
Amortization of intangible assets	0.7	0.8
Divested E&S business and NGHC run-off	1.9	—
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the Junior Subordinated Debt	—	0.6
Accelerated amortization of Junior Subordinated Debt discount and issuance costs	—	28.2
Non-cash deferred tax expense	0.3	0.3
Operating earnings attributable to Maiden common shareholders	$26.6	$25.6
Operating earnings per common share:
Basic operating earnings per common share	$0.36	$0.35
Diluted operating earnings per common share	$0.35	$0.34

Operating Return on Average Common Equity ("Operating ROACE"): Management uses Operating ROACE as a measure of profitability that focuses on the return attributable to Maiden common shareholders. It is calculated using operating earnings attributable to common shareholders (as calculated above) divided by average Maiden common shareholders' equity. Management has set a long-term target of Operating ROACE at 15%, on average, which management believes provides an attractive return to our common shareholders for the risk they are assuming from investing our business. Operating ROACE is computed as follows:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Operating earnings attributable to Maiden common shareholders	$26.6	$25.6
Opening common shareholders’ equity	$925.7	$808.8
Ending common shareholders’ equity	$962.1	$835.2
Average common shareholders’ equity	$943.9	$822.0
Operating return on average common equity	11.4%	12.6%

Operating earnings attributable to Maiden common shareholders increased $1.0 million, or 4.2%, for the three months ended March 31, 2015 compared to the same period in 2014 (see "Results of Operations" on page 32 for further information).

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At March 31, 2015, the book value per common share and diluted book value per common share increased by 3.3% and 3.4% respectively, compared to December 31, 2014 (see "Liquidity and Capital Resources - Investments" on page 40 for further information).

Book value per common share and diluted book value per common share are computed as follows:

	March 31, 2015	December 31, 2014
	($ in Millions except per share data)
Ending common shareholders’ equity	$962.1	$925.7
Proceeds from assumed conversion of dilutive options	15.1	15.9
Numerator for diluted book value per common share calculation	$977.2	$941.6

Common shares outstanding	73,409,894	72,932,702
Shares issued from assumed conversion of dilutive options and restricted share units	2,396,628	2,590,394
Denominator for diluted book value per common share calculation	75,806,522	75,523,096

Book value per common share	$13.11	$12.69
Diluted book value per common share	$12.89	$12.47

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources is computed as follows:

	March 31, 2015	December 31, 2014
	($ in Millions)
Debt	$360.0	$360.0
Maiden shareholders’ equity	1,277.1	1,240.7
Total capital resources	$1,637.1	$1,600.7
Ratio of debt to total capital resources	22.0%	22.5%

Certain Operating Measures and Relevant Factors

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

The following table sets forth selected unaudited Condensed Consolidated Statements of Income data:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Gross premiums written	$834.3	$722.4
Net premiums written	$797.0	$709.9
Net premiums earned	$577.3	$519.2
Other insurance revenue	5.0	5.2
Net loss and loss adjustment expense	(377.4)	(351.3)
Commission and other acquisition expenses	(178.3)	(146.1)
General and administrative expenses	(10.2)	(10.6)
Underwriting income	16.4	16.4
Other general and administrative expenses	(6.1)	(4.3)
Net investment income	28.3	27.8
Net realized gains on investments	0.9	0.1
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	—	(28.2)
Amortization of intangible assets	(0.7)	(0.8)
Foreign exchange gains	7.8	0.1
Interest and amortization expenses	(7.2)	(8.1)
Income tax expense	(0.8)	(0.9)
Net Income	38.6	2.1
Income attributable to noncontrolling interest	(0.1)	(0.1)
Dividend - Preference shares - Series A	(3.1)	(3.1)
Dividend - Preference shares - Series B	(3.0)	(3.0)
Net income (loss) attributable to Maiden common shareholders	$32.4	$(4.1)
Ratios
Net loss and loss adjustment expense ratio(1)	64.8%	67.0%
Commission and other acquisition expense ratio(2)	30.6%	27.9%
General and administrative expense ratio(3)	2.8%	2.8%
Expense ratio(4)	33.4%	30.7%
Combined ratio(5)	98.2%	97.7%

(1) Calculated by dividing net loss and loss adjustment expenses by net premiums earned and other insurance revenue.
(2) Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.
(3) Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue.
(4) Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.
(5) Calculated by adding together the net loss and loss adjustment expense ratio and expense ratio.

Net Income

Net income for the three months ended March 31, 2015 was $38.6 million compared to $2.1 million for the same period in 2014.

The increase in 2015 was primarily due to the Company recording in the first quarter of 2014 a non-recurring, non-cash charge of $28.2 million, which represented the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt.

Excluding this non-recurring, non-cash charge in 2014, net income, for the three months ended March 31, 2015 compared to the same period in 2014, increased by $8.3 million or 27.2%, due primarily to net foreign exchange gains of $7.8 million compared to $0.1 million during the same period in 2014 following the continued strengthening of the U.S. dollar.

Underwriting income was largely unchanged overall for the three months ended March 31, 2015 due to a combination of premium growth and an increased combined ratio. The income from operations reflects an unfavorable impact of approximately $2.0 million following the strengthening of the U.S. dollar compared to our non-U.S. dollar denominated business written during the three months ended March 31, 2015 compared to the foreign currency exchange rates for the same period in 2014.

The following is a summary of the results of our operations for the three months ended March 31, 2015, compared to the same period in 2014:

Net Premiums Written

Net premiums written increased by $87.1 million, or 12.3%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in net premiums written was primarily the result of continued strong growth in business written in the AmTrust Reinsurance segment. This increase, however, was partially reduced through a retrocessional quota share agreement with a highly rated global insurer. The table below compares net premiums written by our reportable segments, reconciled to the total net premiums written:

For the Three Months Ended March 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$294.2	36.9%	$291.6	41.1%	$2.6	0.9%
AmTrust Reinsurance	502.8	63.1%	419.0	59.0%	83.8	20.0%
Total - reportable segments	797.0	100.0%	710.6	100.1%	86.4	12.1%
Other	—	—%	(0.7)	(0.1)%	0.7	NM
Total	$797.0	100.0%	$709.9	100.0%	$87.1	12.3%

The increase in the AmTrust Reinsurance segment, for the three months ended March 31, 2015, compared to the same period in 2014, reflects AmTrust's continued expansion through a combination of acquisitions and ongoing organic growth offset by the unfavorable impact of foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 38 for further discussion.

Net premiums written in our Diversified Reinsurance segment increased slightly by $2.6 million, or 0.9%, during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to growth in the business written by Maiden US, offset by a reduction in the business written and unfavorable impact of foreign exchange movements experienced by the international components of our Diversified segment. Please refer to the analysis of our Diversified Reinsurance segment on page 36 for further discussion.

Net Premiums Earned

Net premiums earned increased by $58.1 million, or 11.2%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase in net premiums earned was primarily the result of strong growth in the AmTrust Reinsurance segment offset by a reduction in the earned premiums in the Diversified Reinsurance segment and Other component.

The table below compares net premiums earned by our reportable segments, reconciled to the total net premiums earned:

For the Three Months Ended March 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$192.7	33.3%	$199.5	38.5%	$(6.8)	(3.4)%
AmTrust Reinsurance	384.6	66.7%	304.9	58.7%	79.7	26.1%
Total - reportable segments	577.3	100.0%	504.4	97.2%	72.9	14.4%
Other	—	—%	14.8	2.8%	(14.8)	NM
Total	$577.3	100.0%	$519.2	100.0%	$58.1	11.2%

The increase in net premiums earned in the AmTrust Reinsurance segment, for the three months ended March 31, 2015, compared to the same period in 2014, reflects AmTrust's continued expansion through a combination of acquisition activity and ongoing organic growth offset by unfavorable impact of foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 38 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased by $6.8 million, or 3.4%, during the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the the impact of restructuring a large account in our U.S. operations and a reduction in the net premiums earned by our non- U.S. entities combined with the unfavorable impact of foreign exchange movements. Please refer to the analysis of our Diversified Reinsurance segment on page 36 for further discussion.

Our Other component comprises business in run-off with all premiums written on the agreements being fully earned by December 31, 2014.

Other Insurance Revenue

Other Insurance Revenue - See "Results of Operations- Diversified Reinsurance Segment" on page 36 for further information.

Net Investment Income, Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $0.5 million, or 1.5%, for the three months ended March 31, 2015, compared to the same period in 2014. The following table details the Company's average investable assets and average book yield:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Average investable assets(1)	$4,043.3	$3,525.9
Average book yield(2)	2.8%	3.2%

(1)The average of the sum of the cost or amortized cost of the Company's investments, cash and cash equivalents, restricted cash, loan to related party and due to broker as of each quarter during the year.
(2) Ratio of net investment income over average investable assets.

Average investable assets grew by 14.7% with net investment income increasing slightly. Our net investment income growth from our AFS fixed maturity securities was offset by a reduction on our overall portfolio yields as we held increased levels of cash and cash equivalents due to a volatile interest rate environment during the first quarter of 2015.

Net Realized Gains on Investment - Net realized gains on investment were $0.9 million for the three months ended March 31, 2015, compared to $0.1 million for the same period in 2014, respectively.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expense increased by $26.1 million, or 7.4%, for the three months ended March 31, 2015 compared to the same period in 2014, respectively. This net increase reflects the continued growth of the business in our AmTrust Reinsurance segment offset by a net reduction in net loss and loss adjustment expense of our Diversified Reinsurance segment due to a change in the business mix of our U.S.operations.

The net loss and loss adjustment expense ratios were 64.8% for the three months ended March 31, 2015 compared to 67.0% for the same period in 2014. The net loss and loss adjustment expense ratio is lower due to improvement in U.S. workers' compensation and a change in the mix of business with an increase in proportional business for the three months ended March 31, 2015 compared to the same period in 2014.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $32.2 million, or 22.1%, for the three months ended March 31, 2015, compared to the same period in 2014. The commission and other acquisition expense ratio increased to 30.6% for the three months ended March 31, 2015 compared to 27.9% for the same period in 2014, respectively. The change in the amount of expenses incurred reflects the continuing premium growth of the Company's business as discussed while the change in the ratio largely reflects (1) continued growth and ongoing changes in the mix of business in the AmTrust Reinsurance segment; and (2) the impact of a higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income and comprise:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
General and administrative expenses – segments	$10.2	$10.6
General and administrative expenses – corporate	6.1	4.3
Total general and administrative expenses	$16.3	$14.9
General and administrative expense ratio	2.8%	2.8%

Total general and administrative expenses increased by $1.4 million, or 9.1%, for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to an increase in employee compensation expenses.

Interest and Amortization Expenses

 The interest and amortization expenses comprise:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Senior notes	$7.2	$7.2
Junior subordinated debt	—	0.9
Total	$7.2	$8.1

The decrease in interest and amortization expenses for the three months ended March 31, 2015 compared to the same period in 2014 was the result of the redemption of the outstanding Junior Subordinated Debt on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% for the three months ended March 31, 2015 compared to 8.47% for the same period in in 2014.

Accelerated amortization of Junior Subordinated Debt discount and issuance cost

The accelerated amortization of Junior Subordinated Debt discount and issuance cost comprise:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	$—	$28.2

The Company incurred a non-recurring, non-cash charge of $28.2 million related to the accelerated amortization of the remaining discount and associated issuance costs following the redemption of the Junior Subordinated Debt on January 15, 2014.

Income Tax Expense

The Company recorded a current income tax expense of $0.5 million for the three months ended March 31, 2015 compared to a current income tax expense of $0.6 million for the same period in 2014. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of current income tax was 1.3% for the three months ended March 31, 2015, compared to 2.0% for the same period in 2014, excluding the non-recurring, non-cash charge for the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt.

Underwriting Results by Reportable Segment

The results of operations for our reportable segments: Diversified Reinsurance and AmTrust Reinsurance are discussed below.

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance reportable segment were as follows:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Gross premiums written	$305.3	$304.2
Net premiums written	$294.2	$291.6
Net premiums earned	$192.7	$199.5
Other insurance revenue	5.0	5.2
Net loss and loss adjustment expenses	(132.4)	(138.7)
Commission and other acquisition expenses	(58.2)	(51.2)
General and administrative expenses	(9.4)	(9.9)
Underwriting (loss) income	$(2.3)	$4.9
Ratios
Net loss and loss adjustment expense ratio	67.0%	67.7%
Commission and other acquisition expense ratio	29.4%	25.0%
General and administrative expense ratio	4.8%	4.9%
Expense ratio	34.2%	29.9%
Combined ratio	101.2%	97.6%

The combined ratio for the three months ended March 31, 2015 increased to 101.2% compared to 97.6% for the same period in 2014 primarily due to increased loss activity in U.S. commercial auto as well as increased large losses in our UK and German personal auto business.

Premiums - Gross premiums written increased by $1.1 million, or 0.4%, for the three months ended March 31, 2015, compared to the same period in 2014, due to growth in the business written by our U.S. operations being offset by reductions in the business written by our non-U.S. entities combined with adverse impact of the continued strengthening of the U.S. dollar on our non-U.S. dollar denominated business.

Net premiums written increased by $2.6 million, or 0.9%, for the three months ended March 31, 2015, compared to the same period in 2014. The table below illustrates net premiums written by line of business in this segment:

For the Three Months Ended March 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$68.5	23.3%	$62.6	21.5%	$5.9	9.4%
Casualty	171.5	58.3%	171.7	58.9%	(0.2)	(0.1)%
Accident and Health	30.1	10.2%	17.2	5.9%	12.9	74.8%
International	24.1	8.2%	40.1	13.7%	(16.0)	(40.0)%
Total Diversified Reinsurance	$294.2	100.0%	$291.6	100.0%	$2.6	0.9%

The net increase in net premiums written for the three months ended March 31, 2015 compared to the same period in 2014 arises from growth of $19.3 million, or 7.7%, in the business written by our U.S. operations. This growth in the U.S. was offset by a reduction in the International business written due to weakness in the European auto market combined with an adverse foreign exchange impact, following the strengthening of the U.S. dollar.

Net premiums earned decreased by $6.8 million, or 3.4%, for the three months ended March 31, 2015 compared to the same period in 2014, respectively. The following table shows net premiums earned by line of business in this segment:

For the Three Months Ended March 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$40.6	21.1%	$40.8	20.5%	$(0.2)	(0.5)%
Casualty	119.0	61.7%	121.9	61.1%	(2.9)	(2.4)%
Accident and Health	12.2	6.3%	8.9	4.4%	3.3	37.3%
International	20.9	10.9%	27.9	14.0%	(7.0)	(25.1)%
Total Diversified Reinsurance	$192.7	100.0%	$199.5	100.0%	$(6.8)	(3.4)%

Within the Diversified Reinsurance reportable segment, the business underwritten by our U.S. operations experienced an increase in net premiums earned for the three months ended March 31, 2015 of $0.1 million, or 0.1%, compared to the same period in 2014. This slight increase reflects growth in our U.S. operations for the three months ended March 31, 2015 compared to the to the same period in 2014.

The net premiums earned by our non- U.S. entities decreased by $7.0 million, or 23.3%, reflecting the decrease in net premiums written while also being adversely impacted by the continued strengthening of the U.S. dollar.

Other Insurance Revenue - Other insurance revenue decreased by $0.2 million for the three months ended March 31, 2015, compared to the same period in 2014. This net decrease includes a $1.1 million adverse impact due to the continued strengthening of the U.S. dollar versus our non-U.S. dollar denominated business, during the three months ended March 31, 2015 compared to the foreign currency exchange rates for the same period in 2014.

Net Loss and loss adjustment expense - Net loss and loss adjustment expense decreased by $6.3 million, or 4.5%, for the three months ended March 31, 2015 compared to the same period in 2014, primarily due to the reduction in net premiums earned.

Net loss and loss adjustment expense ratios were 67.0% for the three months ended March 31, 2015 compared to 67.7% in the same period in 2014. The decrease reflecting the change in the business mix for the three months ended March 31, 2015 compared to same period in 2014. Within this segment, our U.S. operations is experiencing increased losses in commercial auto business. Our non-U.S. operations within this segment experienced increased large loss activity, in particular on our U.K. and German auto business.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $7.0 million, or 13.7%, for the three months ended March 31, 2015 compared to the same period in 2014. The commission and other acquisition expense ratio increased to 29.4% for the three months ended March 31, 2015 compared to 25.0% for the same period in 2014. This increase reflects the higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties for the three months ended March 31, 2015 compared to 2014.

General and Administrative Expenses - General and administrative expenses decreased by $0.5 million, or 4.7%, for the three months ended March 31, 2015 compared to the same period in 2014. The general and administrative expense ratio was 4.8%for the three months ended March 31, 2015 compared to 4.9% for the three months ended March 31, 2014.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth, reduced combined ratios and increased underwriting income for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in the combined ratio to 94.6% was largely due to changes in the mix of business and also continued improvement in U.S. workers compensation rates.

The table below details the underwriting results and associated ratios for the AmTrust Reinsurance segment:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Gross premiums written	$528.9	$419.0
Net premiums written	$502.8	$419.0
Net premiums earned	$384.6	$304.9
Net loss and loss adjustment expense	(243.1)	(200.4)
Commission and other acquisition expenses	(120.1)	(90.5)
General and administrative expenses	(0.7)	(0.5)
Underwriting income	$20.7	$13.5
Ratios
Net loss and loss adjustment expense ratio	63.2%	65.7%
Commission and other acquisition expense ratio	31.2%	29.7%
General and administrative expense ratio	0.2%	0.2%
Expense ratio	31.4%	29.9%
Combined ratio	94.6%	95.6%

Premiums - Gross premiums written increased by $109.9 million, or 26.2%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase reflects the continued ongoing growth, through acquisitions and organically, particularly in U.S. workers' compensation and specialty program business, offset partly by the impact of foreign exchange movements.

The table below details net premiums written by line of business in this segment:

For the Three Months Ended March 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$323.2	64.3%	$253.8	60.6%	$69.4	27.4%
Specialty Program	74.6	14.8%	31.8	7.6%	42.8	134.5%
Specialty Risk and Extended Warranty	105.0	20.9%	133.4	31.8%	(28.4)	(21.3)%
Total AmTrust Reinsurance	$502.8	100.0%	$419.0	100.0%	$83.8	20.0%

Net premiums earned increased by $79.7 million, or 26.1%, for the three months ended March 31, 2015, compared to the same period in 2014. The increase is primarily due to AmTrust's continued growth for the three months ended March 31, 2015 compared to the same period in 2014.

The table below details net premiums earned by line of business:

For the Three Months Ended March 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$225.0	58.5%	$158.6	52.0%	$66.4	41.9%
Specialty Program	57.0	14.8%	32.8	10.8%	24.2	73.5%
Specialty Risk and Extended Warranty	102.6	26.7%	113.5	37.2%	(10.9)	(9.5)%
Total AmTrust Reinsurance	$384.6	100.0%	$304.9	100.0%	$79.7	26.1%

Net Loss and loss adjustment expense - Net loss and loss adjustment expense increased by $42.7 million, or 21.3%, for the three months ended March 31, 2015 compared to the same period in 2014. Net loss and loss adjustment expense ratios were 63.2% for the three months ended March 31, 2015, compared to 65.7% in the same period in 2014. The loss ratio has improved, primarily, due to the continued change in the segment's mix of business and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $29.6 million, or 32.8%, for the three months ended March 31, 2015, compared to the same period in 2014. The commission and other acquisition expense ratio increased to 31.2% for the three months ended March 31, 2015 compared to 29.7% for the same period in 2014. The increase in the ratio reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same period in 2014.

General and Administrative Expenses - General and administrative expenses increased to $0.7 million for the three months ended March 31, 2015 compared to $0.5 million for the same period in 2014. The general and administrative expense ratio was 0.2% for both the three months ended March 31, 2015 and 2014, respectively.

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

The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

Our sources of funds primarily consist of premiums received (net of commissions), investment income, net proceeds from capital raising activities, which may include the issuance of debt, common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and loss adjustment expenses, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy. The table below summarizes the cash flows provided by (used in) operating, investing and financing activities:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
Operating activities	$169.8	$143.7
Investing activities	(93.5)	(45.3)
Financing activities	(14.3)	(166.4)
Effect of exchange rate changes on foreign currency cash	(2.0)	0.2
Total increase (decrease) in cash and cash equivalents	$60.0	$(67.8)

Cash Flows - Operating Activities

Cash flows from operations for the three months ended March 31, 2015 were $169.8 million compared to $143.7 million for the same period in 2014, an 18.1% increase. The Company's assets grew by $343.2 million, or 6.6%, at March 31, 2015 compared to December 31, 2014. The increase in assets was largely due to the growth in premium written, primarily in our AmTrust Reinsurance segment. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the remainder of 2015.

Cash Flows - Investing Activities

Investing cash flows consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $93.5 million for the three months ended March 31, 2015 compared to $45.3 million for the same period in 2014. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. However, fixed income markets experienced greater volatility during the first quarter of 2015 and in response, the Company maintained elevated levels of cash and cash equivalents. These elevated cash levels resulted in slower growth in investment income during the three months ended March 31, 2015 compared to the growth in investable assets during that period. For the three months ended March 31, 2015, there was an increase in restricted cash and cash equivalents of $191.9 million, net purchases of other investments of $0.1 million and movement in other items of $0.2 million. Proceeds from the sales, maturities and calls exceeding purchases of fixed maturity securities by $98.7 million during the same period.

Cash Flows - Financing Activities

Cash flows used in financing activities were $14.3 million for the three months ended March 31, 2015, compared to $166.4 million for the same period in 2014. The decrease in net cash outflow for the three months ended March 31, 2015 compared to the same period in 2014 was largely attributable to the repayment of the Junior Subordinated Debt in January 2014 of $152.5 million. This decrease was offset by an increase in cash inflow from proceeds on issuance of common shares relating to option exercises of $1.1 million and an increase of $1.5 million in the cash outflow from dividends paid to common shareholder due to the increase in the dividend per common share from $0.11 to $0.13.

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

At March 31, 2015 and December 31, 2014, cash and cash equivalents and fixed maturity investments used as collateral were $3.3 billion and $3.1 billion, respectively. This collateral represents 86.3% and 83.4% of our total investments and cash and cash equivalents at March 31, 2015 and December 31, 2014, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated available-for-sale ("AFS"). The fair value of the Company's AFS fixed maturity investments decreased by $106.0 million, or 3.1%, at March 31, 2015 compared to December 31, 2014. The net decrease in the fair value of our AFS fixed maturity investment is a combination of 1) disposals and paydowns in our Agency MBS portfolio totaling $216.1 million exceeding purchases of $116.0 million and 2) net unrealized losses of $5.9 million.

The net unrealized loss of $5.9 million for the quarter arises from declines on the market values of our non-U.S. dollar denominated investment portfolio (primarily euro-denominated bonds), due to the strengthening of the U.S. dollar versus the euro. These foreign exchange unrealized losses of $39.6 million exceeded unrealized gains of $33.7 million that arose on our U.S. dollar investment portfolio, due to a decline in interest rates during the first quarter 2015. These unrealized foreign exchange losses on our non-U.S. dollar denominated investment portfolio were partially offset by corresponding foreign exchange gains on our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 45 for further information.

During the three months ended March 31, 2015, the yield on the 10-year U.S. Treasury bond decreased by 23 basis points to 1.94%, at March 31, 2015. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decline in interest rates during the year to date was due to conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties during the period. These conditions more than offset the continuing measures implemented by the U.S. Federal Reserve to further restrict its monetary policy and related liquidity measures.

At March 31, 2015, we consider the levels of cash and cash equivalents we are holding to be somewhat above our targeted ranges. However, as interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our AFS fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2015 and December 31, 2014, these respective durations in years were as follows:

	March 31, 2015	December 31, 2014
Fixed maturities, available-for-sale and cash and cash equivalents	3.7	4.1
Reserve for loss and loss adjustment expenses	4.4	4.4

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and Commercial mortgage-backed securities.

At March 31, 2015, the weighted average duration of our AFS fixed maturity investment portfolio and cash and cash equivalents was 3.7 years and there were approximately $71.2 million of net unrealized gains in the portfolio, compared to a duration of 4.1 years and net unrealized gains of $77.1 million in the portfolio at December 31, 2014.

The decrease of 0.4 years in the weighted average duration of our AFS fixed maturity investment portfolio arises due to a combination of accelerated paydowns experienced during the three months ended March 31, 2015 on the Agency MBS portfolio and significantly higher levels of cash and commercial paper.

The average yield and average duration of our AFS assets, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

March 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
U.S. treasury bonds	$8.9	$0.5	$—	$9.4	2.4%	3.5 years
U.S. agency bonds – mortgage-backed	1,151.3	25.6	(4.3)	1,172.6	2.8%	3.5 years
U.S. agency bonds – other	7.2	0.8	—	8.0	5.0%	5.9 years
Non-U.S. government and supranational bonds	40.1	—	(5.4)	34.7	2.2%	3.8 years
Commercial mortgage-backed securities	97.0	3.6	—	100.6	3.1%	5.2 years
Corporate bonds	1,865.5	95.4	(49.8)	1,911.1	4.0%	5.0 years
Municipal bonds	62.2	4.8	—	67.0	4.2%	7.7 years
Short term investments	47.5	—	—	47.5	0.6%	0.1 years
Cash and cash equivalents	641.2	—	—	641.2	0.2%	0.0 years
Total	$3,920.9	$130.7	$(59.5)	$3,992.1	3.0%	3.7 years

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
U.S. treasury bonds	$8.9	$0.5	$—	$9.4	2.4%	3.7 years
U.S. agency bonds – mortgage-backed	1,313.8	19.2	(10.6)	1,322.4	2.9%	3.7 years
U.S. agency bonds – other	7.2	0.8	—	8.0	5.0%	6.1 years
Non-U.S. government and supranational bonds	54.5	0.3	(3.1)	51.7	2.0%	3.1 years
Commercial mortgage-backed securities	52.3	2.4	—	54.7	3.5%	6.3 years
Corporate bonds	1,831.4	89.2	(25.3)	1,895.3	4.0%	5.1 years
Municipal bonds	62.2	3.7	—	65.9	4.2%	7.9 years
Short-term investments	49.5	—	—	49.5	0.4%	0.3 years
Cash and cash equivalents	392.5	—	—	392.5	0.2%	0.0 years
Total	$3,772.3	$116.1	$(39.0)	$3,849.4	3.1%	4.1 years

*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following table summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio:

	March 31, 2015		December 31, 2014
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$69.6	2.1%	$74.6	2.2%
Due after one year through five years	620.1	18.5%	563.1	16.3%
Due after five years through ten years	1,345.0	40.1%	1,403.4	40.6%
Due after ten years	43.0	1.3%	38.7	1.1%
	2,077.7	62.0%	2,079.8	60.2%
U.S. agency bonds – mortgage-backed	1,172.6	35.0%	1,322.4	38.3%
Commercial mortgage-backed securities	100.6	3.0%	54.7	1.5%
Total AFS fixed maturities	$3,350.9	100.0%	$3,456.9	100.0%

Substantially all of our U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio are as follows:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$72.8	6.2%	$75.8	5.7%
FNMA – fixed rate	613.1	51.9%	657.2	49.4%
FNMA – variable rate	25.5	2.2%	26.5	2.0%
FHLMC – fixed rate	453.8	38.4%	555.3	41.7%
FHLMC – variable rate	7.4	0.6%	7.6	0.6%
Total RMBS	1,172.6	99.3%	1,322.4	99.4%
Total U.S. agency bonds - mortgage-backed	1,172.6	99.3%	1,322.4	99.4%
Non-MBS fixed rate U.S. agency bonds	8.0	0.7%	8.0	0.6%
Total U.S. agency bonds	$1,180.6	100.0%	$1,330.4	100.0%

The following table provides a summary of changes in fair value associated with our U.S. agency bonds – mortgage-backed portfolio:

For the Three Months Ended March 31,	2015	2014
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,322.4	$1,262.7
Purchases	—	—
Sales and paydowns	(161.5)	(34.6)
Net realized gains (losses) on sales – included in net income	0.1	—
Change in net unrealized (gains) losses – included in other comprehensive income	12.7	7.8
Amortization of bond premium and discount	(1.1)	(0.4)
Ending balance	$1,172.6	$1,235.5

Our total Agency MBS portfolio represents 35.0% of our fixed maturity investments at March 31, 2015. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At March 31, 2015 and December 31, 2014, 97.7% and 98.2% of our fixed income portfolio consisted of investment grade securities, respectively. We define a security as being below investment grade if it has an S&P credit rating of BB+ or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings are as follows:

	Ratings*
March 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	3.8%	2.1%	29.2%	8.7%	0.4%	$844.8	44.2%
Industrials	—%	2.8%	10.4%	31.6%	3.8%	928.3	48.6%
Utilities/Other	—%	—%	1.5%	5.7%	—%	138.0	7.2%
Total Corporate bonds	3.8%	4.9%	41.1%	46.0%	4.2%	$1,911.1	100.0%

	Ratings*
December 31, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	4.2%	2.1%	29.9%	8.4%	0.4%	$853.8	45.0%
Industrials	—%	2.9%	12.0%	29.3%	2.9%	892.1	47.1%
Utilities/Other	—%	—%	2.6%	5.3%	—%	149.4	7.9%
Total Corporate bonds	4.2%	5.0%	44.5%	43.0%	3.3%	$1,895.3	100.0%
*Ratings as assigned by S&P

During the three months ended March 31, 2015, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio. We are reducing our exposure to corporate bonds in the Financial Institutions sector, as those securities may be more sensitive to rising interest rates.

The Company’s 10 largest corporate holdings, 91.3% of which are in the Financial Institutions sector are as follows:

March 31, 2015	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$40.0	1.2%	A-
Citigroup FLT, Due 06/09/2016 (1)	26.8	0.8%	BBB+
Northern Rock Asset Mgt., 3.875% Due 11/16/2020	21.9	0.7%	AAA
BNP Paribas, 5.0% Due 01/15/2021	21.6	0.6%	A+
General Electric Capital Corp. 3.1% Due 1/9/2023	20.6	0.6%	AA+
Rabobank Nederland, 3.875% Due 02/08/2022	20.6	0.6%	A+
Mondelez International, 4.0% Due 02/01/2024	20.3	0.6%	BBB
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.1	0.6%	A
Bear Stearns FLT, Due 11/21/2016 (1)	20.0	0.6%	A
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.6%	A
Total	$231.9	6.9%
* Ratings as assigned by S&P

(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Corporate bonds	$316.8	90.1%	$351.9	87.2%
Non-U.S. government and supranational bonds	34.7	9.9%	51.7	12.8%
Total non-U.S. dollar AFS fixed maturities	$351.5	100.0%	$403.6	100.0%

These fixed maturities were invested in the following currencies:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$295.7	84.1%	$339.5	84.1%
British Pound	42.1	12.0%	47.8	11.8%
Australian Dollar	6.7	1.9%	7.1	1.8%
Swedish Krona	5.8	1.7%	7.0	1.7%
All other	1.2	0.3%	2.2	0.6%
Total non-U.S. dollar AFS fixed maturities	$351.5	100.0%	$403.6	100.0%

The net decrease in securities not denominated in U.S. dollars is primarily due to the strengthening of the U.S. dollar versus our non-U.S denominated securities, in particular the euro.

We do not have any government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at March 31, 2015 and December 31, 2014. At both March 31, 2015 and December 31, 2014, 100.0% of the Company's non-U.S. government issuers were rated A+ or higher by S&P.

The five largest non-U.S. government and supranational issuers held by us are:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
State of Israel	$11.1	31.8%	$12.1	23.4%
European Financial Stability Facility	10.1	29.0%	11.3	22.0%
European Investment Bank	5.9	16.9%	6.3	12.2%
United Kingdom	2.8	8.1%	7.0	13.5%
Sweden	2.1	6.1%	2.9	5.7%
All other	2.7	8.1%	12.1	23.2%
Total non-U.S. government and supranational bonds	$34.7	100.0%	$51.7	100.0%

For corporate bonds not denominated in U.S. dollars, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings as assigned by S&P and/or other rating agencies when S&P ratings were not available:

	March 31, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$55.6	17.6%	$62.1	17.6%
AA+, AA, AA-	24.1	7.6%	26.6	7.6%
A+, A, A-	157.6	49.7%	181.3	51.5%
BBB+, BBB, BBB-	78.3	24.7%	80.6	22.9%
BB+ or lower	1.2	0.4%	1.3	0.4%
Total non-U.S. dollar denominated corporate bonds	$316.8	100.0%	$351.9	100.0%

The Company does not employ any credit default protection against any of the non-U.S. dollar denominated government, supranational or corporate bonds

Other Changes in Financial Position

The following summarizes other changes in our financial position:

	March 31, 2015	December 31, 2014	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$636.2	$513.0	$123.2	24.0%
Reinsurance recoverable on unpaid losses	79.3	75.9	3.4	4.5%
Deferred commission and other acquisition expenses	430.9	372.5	58.4	15.7%
Reserve for loss and loss adjustment expenses	2,331.5	2,271.3	60.2	2.7%
Unearned premiums	1,437.5	1,207.8	229.7	19.0%

Capital Resources

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,637.1 million at March 31, 2015, a net increase of $36.4 million, or 2.3%, from December 31, 2014.

The following table shows the movement in total capital resources:

	March 31, 2015	December 31, 2014	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	962.1	925.7	36.4	3.9%
Total Maiden shareholders' equity	1,277.1	1,240.7	36.4	2.9%
Senior Notes	360.0	360.0	—	—%
Total capital resources	$1,637.1	$1,600.7	$36.4	2.3%

The major factors contributing to the net increase in capital resources were as follows:
Maiden shareholders' equity
Maiden shareholders' equity at March 31, 2015 increased by $36.4 million, or 2.9%, compared to December 31, 2014 primarily due to:

•	net income of $38.6 million. See "Results of Operations - Net Income" on page 32 for a discussion of the Company’s net income for the three months ended March 31, 2015;

•	increase in AOCI of $12.1 million. This increase arose due to:

1) increase in the cumulative translation adjustment of $18.9 million due to the effect of the appreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non- U.S. dollar denominated AFS fixed maturities); offset by

2) decrease in AOCI of $6.8 million due to the negative impact of foreign exchange movements on the value of our non-U.S. dollar denominated investment portfolio of $39.6 million, following significant strengthening of the U.S. dollar, combined with an unrealized loss of $0.9 million on our Other investments, offset by increases in the market values of our U.S. fixed maturity securities of $33.7 million as a result of decreasing yield on the 10-year U.S. Treasury bonds. See "Liquidity and Capital Resources - Investments" on page 40 for further information;

•
increase in shares repurchased for treasury shares of $0.7 million which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares;

•	increase in additional paid in capital of $2.0 million resulting from share based compensation transactions; and

•	decrease of $15.6 million related to dividend declared on the Company’s common and preferred shares.

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Indebtedness

There were no changes in the Company’s indebtedness at March 31, 2015 compared to December 31, 2014 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2015. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s indebtedness.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, on November 8, 2013, we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300.0 million less issuances after that date. To date, we have issued $152.5 million of securities under this filing and therefore, we may, from time to time, issue up to an additional $147.5 million in securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Financial Strength Ratings

There are no changes from the the "Financial Strength Ratings" as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At March 31, 2015, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At March 31, 2015, no such hedges or hedging strategies were in force or had been entered into.

Assets and liabilities of subsidiaries and divisions whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses are translated at average exchange rates during the period. The net effect of the translation adjustments is included in accumulated other comprehensive income, net of applicable deferred income tax. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as “available for sale,” the change in exchange rates between the local currency in which the investments are denominated and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of accumulated other comprehensive income, net of applicable deferred income tax.

Net foreign exchange gains were $7.8 million for the three months ended March 31, 2015 following the continued strengthening of the U.S. dollar, in particular versus the euro and British pound, compared to $0.1 million during the same period in 2014.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for loss and loss adjustment expenses. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation is greater than anticipated in the pricing of our business and to the extent unanticipated inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for loss and loss adjustment expenses with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2015, we had AFS fixed maturity securities with a fair value of $3.4 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at March 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity at March 31, 2015:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,066.5	$(284.4)	(22.3)%
100 basis point increase	3,203.9	(147.0)	(11.5)%
No change	3,350.9	—	—%
100 basis point decrease	3,502.0	151.1	11.8%
200 basis point decrease	3,646.1	295.2	23.1%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is an increase of 100 and 200 basis points in LIBOR which would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures at March 31, 2015 have not changed materially compared to December 31, 2014. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. The table below summarizes the Company's fixed maturity investments by major rating category:

	March 31, 2015	December 31, 2014
Ratings*
AA+ or better	43.8%	46.0%
AA, AA-, A+, A, A-	27.7%	28.7%
BBB+, BBB, BBB-	26.2%	23.5%
BB+ or lower	2.3%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

At March 31, 2015, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on page 40), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.2% and 6.9% of the Company’s total fixed income securities fair value, respectively.

The Company is exposed to credit risk for business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed on March 13, 2015, respectively, for detailed information on three brokers that accounted for approximately 31.6% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2014.

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda. Reinsurance balances receivable from the Company’s clients at March 31, 2015 were $636.2 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2015.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $79.3 million at March 31, 2015 compared to $75.9 million at the end of December 31, 2014. Of these reinsurance recoverables, at March 31, 2015, $38.5 million, or 48.5%, compared to $37.8 million, or 49.8%, at December 31, 2014 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's reinsurance counterparties:

	March 31, 2015	December 31, 2014
A or better	92.1%	92.9%
A-	5.0%	5.6%
B++ or lower	2.9%	1.5%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the three months ended March 31, 2015, $69.0 million, or 8.7%, of our net premiums written and $244.6 million, or 10.5%, of our reserve for loss and loss adjustment expenses were transacted in euros.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general overview on the uncertain economic issues relating to the euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2015, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $10.2 million and $20.4 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged concerns regarding corporate governance with respect to negotiation of the terms of the Trust Preferred Securities Offering and seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect it to conclude in 2015. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Items 2(a) and (b) are not applicable.
(c) Share Repurchases
The table below details the repurchases that were made during the three months ended March 31, 2015, which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares:

For the Three Months Ended March 31, 2015	Total number of shares repurchased*	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Dollar amount still available under trading plan
				($ in Millions)
January 1, 2015 - January 31, 2015	4,954	$12.79	—	$75.0
February 1, 2015 - February 28, 2015	7,658	14.40	—	75.0
March 1, 2015 - March 31, 2015	33,846	14.21	—	75.0
Total	46,458	$14.09	$—	$75.0
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

Subsequent to the three months ended March 31, 2015 and through the period ended May 11, 2015, the Company did not repurchase any additional common shares.

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

MAIDEN HOLDINGS, LTD.
By:
May 11, 2015		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer