Form 10-Q
period 2015-06-30
Maiden Holdings, Ltd.
filed 2015-08-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015, the number of the Registrant's Common Stock ($.01 par value) outstanding was 73,588,978.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (Amortized cost 2015: $3,809,978; 2014: $3,379,864)	$3,823,873	$3,456,904
Other investments, at fair value (Cost 2015: $10,995; 2014: $10,862)	12,321	12,571
Total investments	3,836,194	3,469,475
Cash and cash equivalents	57,376	108,119
Restricted cash and cash equivalents	251,749	284,381
Accrued investment income	29,351	27,524
Reinsurance balances receivable, net (includes $302,258 and $267,490 from related parties in 2015 and 2014, respectively)	600,229	512,996
Reinsurance recoverable on unpaid losses (includes $3,251 and $3,845 from related parties in 2015 and 2014, respectively)	91,382	75,873
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses, net (includes $358,843 and $285,227 from related parties in 2015 and 2014, respectively)	443,193	372,487
Goodwill and intangible assets, net	88,045	87,336
Other assets	98,583	57,926
Total assets	$5,664,077	$5,164,092
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,330,145 and $1,167,041 from related parties in 2015 and 2014, respectively)	$2,459,293	$2,271,292
Unearned premiums (includes $1,139,088 and $914,087 from related parties in 2015 and 2014, respectively)	1,483,882	1,207,757
Accrued expenses and other liabilities	135,185	83,877
Senior notes	360,000	360,000
Total liabilities	4,438,360	3,922,926
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value:74,603,623 and 73,900,889 shares issued in 2015 and 2014, respectively; 73,588,978 and 72,932,702 shares outstanding in 2015 and 2014, respectively)	746	739
Additional paid-in capital	582,612	578,445
Accumulated other comprehensive income	40,933	95,293
Retained earnings	288,884	255,084
Treasury shares, at cost (1,014,645 and 968,187 shares in 2015 and 2014, respectively)	(4,521)	(3,867)
Total Maiden shareholders’ equity	1,223,654	1,240,694
Noncontrolling interest in subsidiaries	2,063	472
Total equity	1,225,717	1,241,166
Total liabilities and equity	$5,664,077	$5,164,092

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Gross premiums written	$674,168	$560,008	$1,508,434	$1,282,390
Net premiums written	$629,618	$540,920	$1,426,601	$1,250,812
Change in unearned premiums	(20,198)	(9,024)	(239,862)	(199,686)
Net premiums earned	609,420	531,896	1,186,739	1,051,126
Other insurance revenue	2,252	2,842	7,231	8,004
Net investment income	35,157	28,107	63,417	55,949
Net realized gains on investment	242	577	1,111	665
Total revenues	647,071	563,422	1,258,498	1,115,744
Expenses:
Net loss and loss adjustment expenses	414,927	351,157	792,333	702,501
Commission and other acquisition expenses	175,697	157,402	354,039	303,484
General and administrative expenses	16,301	15,302	32,498	30,130
Interest and amortization expenses	7,266	7,266	14,530	15,426
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	—	—	—	28,240
Amortization of intangible assets	710	819	1,420	1,638
Foreign exchange and other losses (gains)	5,191	(934)	(2,635)	(1,072)
Total expenses	620,092	531,012	1,192,185	1,080,347
Income before income taxes	26,979	32,410	66,313	35,397
Income tax expense	468	495	1,268	1,421
Net income	26,511	31,915	65,045	33,976
Loss (income) attributable to noncontrolling interest	92	(27)	47	(66)
Net income attributable to Maiden shareholders	26,603	31,888	65,092	33,910
Dividends on preference shares	(6,084)	(6,084)	(12,168)	(12,168)
Net income attributable to Maiden common shareholders	$20,519	$25,804	$52,924	$21,742
Basic earnings per share attributable to Maiden common shareholders	$0.28	$0.35	$0.72	$0.30
Diluted earnings per share attributable to Maiden common shareholders	$0.27	$0.34	$0.69	$0.29
Dividends declared per common share	$0.13	$0.11	$0.26	$0.22

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Comprehensive (loss) income:
Net income	$26,511	$31,915	$65,045	$33,976
Other comprehensive (loss) income, before tax
Net unrealized holding (losses) gains on available-for-sale fixed maturities arising during the period	(56,670)	53,322	(63,611)	91,398
Adjustment for reclassification of net realized (gains) losses recognized in net income	(66)	418	83	347
Foreign currency translation adjustment	(9,878)	643	9,057	477
Other comprehensive (loss) income, before tax	(66,614)	54,383	(54,471)	92,222
Income tax benefit (expense) related to components of other comprehensive income	57	(14)	64	(59)
Other comprehensive (loss) income, after tax	(66,557)	54,369	(54,407)	92,163
Comprehensive (loss) income	(40,046)	86,284	10,638	126,139
Net loss (income) attributable to noncontrolling interest	92	(27)	47	(66)
Other comprehensive (income) loss attributable to noncontrolling interest	(8)	3	47	3
Comprehensive loss (income) attributable to noncontrolling interest	84	(24)	94	(63)
Comprehensive (loss) income attributable to Maiden shareholders	$(39,962)	$86,260	$10,732	$126,076

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2015	2014
Preference shares
Beginning balance	$315,000	$315,000
Ending balance	315,000	315,000
Common shares
Beginning balance	739	736
Exercise of options and issuance of shares	7	2
Ending balance	746	738
Additional paid-in capital
Beginning balance	578,445	574,522
Exercise of options and issuance of common shares	2,619	324
Share based compensation expense	1,548	965
Ending balance	582,612	575,811
Accumulated other comprehensive income
Beginning balance	95,293	25,784
Change in net unrealized (losses) gains on investments, net of reclassification adjustment and deferred income tax expense	(63,464)	91,686
Foreign currency translation adjustments	9,104	480
Ending balance	40,933	117,950
Retained earnings
Beginning balance	255,084	211,602
Net income attributable to Maiden shareholders	65,092	33,910
Dividends on preference shares	(12,168)	(12,168)
Dividends on common shares	(19,124)	(16,049)
Ending balance	288,884	217,295
Treasury shares
Beginning balance	(3,867)	(3,801)
Shares repurchased for treasury	(654)	(66)
Ending balance	(4,521)	(3,867)
Noncontrolling interest in subsidiaries
Beginning balance	472	452
Acquisition of subsidiary	1,710	—
Dividend paid to noncontrolling interest	(25)	(31)
(Loss) income attributable to noncontrolling interest	(47)	66
Foreign currency translation adjustments	(47)	(3)
Ending balance	2,063	484
Total equity	$1,225,717	$1,223,411

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2015	2014
Cash flows from operating activities:
Net income	$65,045	$33,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	1,956	2,202
Net realized gains on investment	(1,111)	(665)
Foreign exchange and other gains	(2,635)	(1,072)
Amortization of share-based compensation expense, bond premium and discount, debt discount and issuance costs and accelerated amortization of Junior Subordinated Debt discount and issuance cost	592	32,773
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(93,244)	(110,604)
Reinsurance recoverable on unpaid losses	(15,410)	(16,093)
Accrued investment income	(2,086)	(1,113)
Deferred commission and other acquisition expenses	(71,668)	(55,090)
Other assets	(45,573)	17,008
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	209,199	145,959
Unearned premiums	281,771	189,872
Accrued expenses and other liabilities	50,945	(1,630)
Net cash provided by operating activities	377,781	235,523
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(884,863)	(217,904)
Purchases of other investments	(144)	(6,134)
Proceeds from sales of fixed maturities – available-for-sale	86,498	109,963
Proceeds from maturities and calls of fixed maturities	370,441	133,006
Proceeds from redemption of other investments	74	510
Decrease (increase) in restricted cash and cash equivalents	29,775	(144,185)
Other, net	(594)	(656)
Net cash used in investing activities	(398,813)	(125,400)
Cash flows from financing activities:
Repayment of Junior Subordinated Debt	—	(152,500)
Common share issuance	2,626	326
Dividends paid to common shareholders	(19,043)	(16,035)
Dividends paid to preference shareholders	(12,168)	(12,168)
Net cash used in financing activities	(28,585)	(180,377)
Effect of exchange rate changes on foreign currency cash	(1,126)	438
Net decrease in cash and cash equivalents	(50,743)	(69,816)
Cash and cash equivalents, beginning of period	108,119	139,833
Cash and cash equivalents, end of period	$57,376	$70,017

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

Recently Issued Accounting Standards Not Yet Adopted

Simplifying the Presentation of Debt Issuance Costs

In April 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 which changes the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present such cost in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of such costs shall be reported as an interest expense. For public business entities, this final guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2015. Early adoption is permitted and the Company will be required to apply this new guidance retrospectively to all prior periods presented. The Company will also be required, in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial line items (that is, debt issuance cost asset and the debt liability). The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

Disclosures about Short-Duration Contracts

In May 2015 the FASB issued ASU 2015-09 which is aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims particularly related to products such as auto, homeowners or health insurance. The new disclosures are required for short-duration insurance contracts issued by insurers.

For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied retrospectively by providing comparative disclosures for each period presented. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued ASU No. 2015-07 which removes the requirement to categorize all investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. ASU 2015-07 also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient, unless the entity has elected to measure the fair value using that practical expedient.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

For public business entities, this guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s statements of operations and financial position.

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

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended June 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$151,646	$522,522	$—	$674,168
Net premiums written	$144,785	$484,833	$—	$629,618
Net premiums earned	$184,803	$424,617	$—	$609,420
Other insurance revenue	2,252	—	—	2,252
Net loss and loss adjustment expenses	(142,992)	(270,142)	(1,793)	(414,927)
Commission and other acquisition expenses	(42,412)	(133,147)	(138)	(175,697)
General and administrative expenses	(9,407)	(762)	—	(10,169)
Underwriting (loss) income	$(7,756)	$20,566	$(1,931)	$10,879
Reconciliation to net income
Net investment income and realized gains on investment				35,399
Interest and amortization expenses				(7,266)
Amortization of intangible assets				(710)
Foreign exchange and other losses				(5,191)
Other general and administrative expenses				(6,132)
Income tax expense				(468)
Net income				$26,511

Net loss and loss adjustment expense ratio (1)	76.4%	63.6%		67.8%
Commission and other acquisition expense ratio (2)	22.7%	31.4%		28.7%
General and administrative expense ratio (3)	5.0%	0.2%		2.7%
Combined ratio (4)	104.1%	95.2%		99.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended June 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$188,103	$372,024	$(119)	$560,008
Net premiums written	$170,474	$372,024	$(1,578)	$540,920
Net premiums earned	$202,682	$324,926	$4,288	$531,896
Other insurance revenue	2,842	—	—	2,842
Net loss and loss adjustment expenses	(134,324)	(211,779)	(5,054)	(351,157)
Commission and other acquisition expenses	(56,758)	(98,510)	(2,134)	(157,402)
General and administrative expenses	(9,641)	(653)	(203)	(10,497)
Underwriting income (loss)	$4,801	$13,984	$(3,103)	$15,682
Reconciliation to net income
Net investment income and realized gains on investment				28,684
Interest and amortization expenses				(7,266)
Amortization of intangible assets				(819)
Foreign exchange gains				934
Other general and administrative expenses				(4,805)
Income tax expense				(495)
Net income				$31,915

Net loss and loss adjustment expense ratio (1)	65.4%	65.2%		65.7%
Commission and other acquisition expense ratio (2)	27.6%	30.3%		29.4%
General and administrative expense ratio (3)	4.7%	0.2%		2.9%
Combined ratio (4)	97.7%	95.7%		98.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$456,987	$1,051,448	$(1)	$1,508,434
Net premiums written	$438,983	$987,617	$1	$1,426,601
Net premiums earned	$377,487	$809,250	$2	$1,186,739
Other insurance revenue	7,231	—	—	7,231
Net loss and loss adjustment expenses	(275,378)	(513,236)	(3,719)	(792,333)
Commission and other acquisition expenses	(100,618)	(253,283)	(138)	(354,039)
General and administrative expenses	(18,727)	(1,509)	—	(20,236)
Underwriting (loss) income	$(10,005)	$41,222	$(3,855)	$27,362
Reconciliation to net income
Net investment income and realized gains on investment				64,528
Interest and amortization expenses				(14,530)
Amortization of intangible assets				(1,420)
Foreign exchange and other gains				2,635
Other general and administrative expenses				(12,262)
Income tax expense				(1,268)
Net income				$65,045

Net loss and loss adjustment expense ratio (1)	71.6%	63.4%		66.3%
Commission and other acquisition expense ratio (2)	26.2%	31.3%		29.7%
General and administrative expense ratio (3)	4.8%	0.2%		2.7%
Combined ratio (4)	102.6%	94.9%		98.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$492,290	$791,034	$(934)	$1,282,390
Net premiums written	$462,114	$791,034	$(2,336)	$1,250,812
Net premiums earned	$402,229	$629,848	$19,049	$1,051,126
Other insurance revenue	8,004	—	—	8,004
Net loss and loss adjustment expenses	(272,987)	(412,192)	(17,322)	(702,501)
Commission and other acquisition expenses	(107,972)	(188,995)	(6,517)	(303,484)
General and administrative expenses	(19,421)	(1,152)	(402)	(20,975)
Underwriting income (loss)	$9,853	$27,509	$(5,192)	$32,170
Reconciliation to net income
Net investment income and realized gains on investment				56,614
Interest and amortization expenses				(15,426)
Accelerated amortization of junior subordinated debt discount and issuance cost				(28,240)
Amortization of intangible assets				(1,638)
Foreign exchange gains				1,072
Other general and administrative expenses				(9,155)
Income tax expense				(1,421)
Net income				$33,976

Net loss and loss adjustment expense ratio (1)	66.5%	65.4%		66.3%
Commission and other acquisition expense ratio (2)	26.3%	30.0%		28.7%
General and administrative expense ratio (3)	4.8%	0.2%		2.8%
Combined ratio (4)	97.6%	95.6%		97.8%

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables summarize the total assets of our reportable segments including the reconciliation to our consolidated assets at June 30, 2015 and December 31, 2014:

June 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,732,820	$3,123,278	$4,856,098
Corporate assets	—	—	807,979
Total Assets	$1,732,820	$3,123,278	$5,664,077

December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,624,664	$2,640,488	$4,265,152
Corporate assets	—	—	898,940
Total Assets	$1,624,664	$2,640,488	$5,164,092

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three and six months ended June 30, 2015 and 2014:

For the Three Months Ended June 30,	2015		2014
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$30,394	4.8%	$27,087	5.0%
Casualty	86,808	13.8%	107,827	19.9%
Accident and Health	10,458	1.7%	7,895	1.5%
International	17,125	2.7%	27,665	5.1%
Total Diversified Reinsurance	144,785	23.0%	170,474	31.5%
AmTrust Reinsurance
Small Commercial Business	303,000	48.1%	198,023	36.6%
Specialty Program	100,876	16.0%	56,329	10.4%
Specialty Risk and Extended Warranty	80,957	12.9%	117,672	21.8%
Total AmTrust Reinsurance	484,833	77.0%	372,024	68.8%
Other	—	—%	(1,578)	(0.3)%
	$629,618	100.0%	$540,920	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended June 30,	2015		2014
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$32,662	5.4%	$42,602	8.0%
Casualty	115,965	19.0%	125,385	23.6%
Accident and Health	15,067	2.5%	11,374	2.1%
International	21,109	3.5%	23,321	4.4%
Total Diversified Reinsurance	184,803	30.4%	202,682	38.1%
AmTrust Reinsurance
Small Commercial Business	252,444	41.4%	177,054	33.3%
Specialty Program	73,378	12.0%	44,952	8.5%
Specialty Risk and Extended Warranty	98,795	16.2%	102,920	19.3%
Total AmTrust Reinsurance	424,617	69.6%	324,926	61.1%
Other	—	—%	4,288	0.8%
	$609,420	100.0%	$531,896	100.0%

For the Six Months Ended June 30,	2015		2014
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$98,908	6.9%	$89,689	7.2%
Casualty	258,339	18.1%	279,581	22.4%
Accident and Health	40,565	2.9%	25,117	2.0%
International	41,171	2.9%	67,727	5.4%
Total Diversified Reinsurance	438,983	30.8%	462,114	37.0%
AmTrust Reinsurance
Small Commercial Business	626,201	43.9%	451,780	36.1%
Specialty Program	175,456	12.3%	88,127	7.0%
Specialty Risk and Extended Warranty	185,960	13.0%	251,127	20.1%
Total AmTrust Reinsurance	987,617	69.2%	791,034	63.2%
Other	1	—%	(2,336)	(0.2)%
Total	$1,426,601	100.0%	$1,250,812	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30,	2015		2014
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$73,285	6.2%	$83,428	8.0%
Casualty	234,903	19.8%	247,272	23.5%
Accident and Health	27,268	2.3%	20,260	1.9%
International	42,031	3.5%	51,269	4.9%
Total Diversified Reinsurance	377,487	31.8%	402,229	38.3%
AmTrust Reinsurance
Small Commercial Business	477,435	40.2%	335,659	31.9%
Specialty Program	130,388	11.0%	77,805	7.4%
Specialty Risk and Extended Warranty	201,427	17.0%	216,384	20.6%
Total AmTrust Reinsurance	809,250	68.2%	629,848	59.9%
Other	2	—%	19,049	1.8%
	$1,186,739	100.0%	$1,051,126	100.0%

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of available-for-sale ("AFS") fixed maturities and other investments as of June 30, 2015 and December 31, 2014 are as follows:

June 30, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$8,938	$423	$—	$9,361
U.S. agency bonds – mortgage-backed	1,382,563	16,078	(10,389)	1,388,252
U.S. agency bonds – other	26,706	731	(85)	27,352
Non-U.S. government and supranational bonds	39,910	—	(4,724)	35,186
Commercial mortgage-backed securities	103,422	1,693	(189)	104,926
Collateralized loan obligations	6,773	—	—	6,773
Corporate bonds	2,167,515	63,908	(56,601)	2,174,822
Municipal bonds	62,165	3,050	—	65,215
Short-term investments	11,986	—	—	11,986
Total AFS fixed maturities	3,809,978	85,883	(71,988)	3,823,873
Other investments	10,995	1,326	—	12,321
Total investments	$3,820,973	$87,209	$(71,988)	$3,836,194

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

June 30, 2015	Amortized cost	Fair value	% of Total fair value
Maturity
Due in one year or less	$122,419	$121,913	3.2%
Due after one year through five years	566,236	595,529	15.6%
Due after five years through ten years	1,582,394	1,557,025	40.7%
Due after ten years	46,171	49,455	1.3%
	2,317,220	2,323,922	60.8%
Mortgage-backed	1,485,985	1,493,178	39.0%
Asset-backed	6,773	6,773	0.2%
Total AFS fixed maturities	$3,809,978	$3,823,873	100.0%

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
AFS fixed maturities
U.S. agency bonds – mortgage-backed	$509,048	$(4,659)	$189,302	$(5,730)	$698,350	$(10,389)
U.S. agency bonds – other	$9,416	$(85)	$—	$—	$9,416	$(85)
Non–U.S. government and supranational bonds	32,526	(4,171)	2,661	(553)	35,187	(4,724)
Commercial mortgage-backed securities	51,449	(189)	—	—	51,449	(189)
Corporate bonds	851,885	(47,476)	134,967	(9,125)	986,852	(56,601)
Total temporarily impaired AFS fixed maturities	1,454,324	(56,580)	326,930	(15,408)	1,781,254	(71,988)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

As of June 30, 2015, there were approximately 216 securities in an unrealized loss position with a fair value of $1,781,254 and unrealized losses of $71,988. Of these securities, there are 35 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $326,930 and unrealized losses of $15,408.

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

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its investment portfolio in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2015, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit spreads since their date of purchase. As we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2015. For the three and six months ended June 30, 2015 and 2014, the Company recognized no OTTI, respectively.

The following summarizes the credit ratings of our AFS fixed maturities:

Ratings* as of June 30, 2015	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,938	$9,361	0.2%
U.S. agency bonds	1,409,269	1,415,604	37.0%
AAA	160,316	162,566	4.3%
AA+, AA, AA-	193,457	193,022	5.0%
A+, A, A-	1,004,418	1,008,846	26.4%
BBB+, BBB, BBB-	950,522	954,593	25.0%
BB+ or lower	83,058	79,881	2.1%
Total	$3,809,978	$3,823,873	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings* as of December 31, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,937	$9,360	0.3%
U.S. agency bonds	1,321,047	1,330,431	38.5%
AAA	193,280	202,973	5.9%
AA+, AA, AA-	116,936	120,679	3.5%
A+, A, A-	883,092	917,544	26.5%
BBB+, BBB, BBB-	794,244	814,039	23.5%
BB+ or lower	62,328	61,878	1.8%
Total	$3,379,864	$3,456,904	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

(b) Other Investments

The table below shows our portfolio of other investments:

	June 30, 2015		December 31, 2014
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investments in limited partnerships	$5,906	47.9%	$5,581	44.4%
Investment in quoted equity	5,415	44.0%	5,990	47.6%
Other	1,000	8.1%	1,000	8.0%
Total other investments	$12,321	100.0%	$12,571	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $641 at June 30, 2015.

(c) Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014:

For the Three Months Ended June 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$203	$—	$203
Other investments	39	—	39
Net realized gains on investment	$242	$—	$242

For the Three Months Ended June 30, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$372	$—	$372
Other investments	205	—	205
Net realized gains on investment	$577	$—	$577

For the Six Months Ended June 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$1,048	$—	$1,048
Other investments	63	—	63
Net realized gains on investment	$1,111	$—	$1,111

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

For the Six Months Ended June 30, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$373	$—	$373
Other investments	292	—	292
Net realized gains on investment	$665	$—	$665

Proceeds from sales of AFS fixed maturities were $29,859 and $86,498 for the three and six months ended June 30, 2015, respectively (June 30, 2014 - $4,629 and $109,963, respectively). Net unrealized gains were as follows:

	June 30, 2015	December 31, 2014
AFS fixed maturities	$13,895	$77,040
Other investments	1,326	1,709
Total net unrealized gains	15,221	78,749
Deferred income tax expense	(106)	(170)
Net unrealized gains, net of deferred income tax	$15,115	$78,579
Change in net unrealized gains, net of deferred income tax	$(63,464)	$43,851

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

The fair value of our restricted assets was as follows:

	June 30, 2015	December 31, 2014
Restricted cash and cash equivalents – third party agreements	$74,534	$107,884
Restricted cash and cash equivalents – related party agreements	176,654	175,817
Restricted cash and cash equivalents – U.S. state regulatory authorities	561	680
Total restricted cash and cash equivalents	251,749	284,381
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2015 – $1,071,361; 2014 – $993,974)	1,076,572	1,014,878
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2015 – $2,078,323; 2014 – $1,769,083)	2,085,237	1,814,478
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2015 – $7,282; 2014 – $7,269)	7,621	7,606
Total restricted investments	3,169,430	2,836,962
Total restricted cash and cash equivalents and investments	$3,421,179	$3,121,343

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

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities; collateralized loan obligations; corporate and municipal bonds; and

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; and hedge and credit funds with partial transparency.

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at June 30, 2015.

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

Collateralized loan obligation ("CLO") — These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CLO are observable market inputs, the fair value of the CLO is included in the Level 2 fair value hierarchy.

Corporate bonds — Bonds issued by corporations that on acquisition are rated BBB-/Baa3 or higher. These securities are generally priced by independent pricing services. The fair values of corporate bonds are priced by the pricing services using the spread above the risk-free yield curve. The spreads are sourced from broker/dealers, trade prices and the new issue market. Where pricing is unavailable from pricing services, we obtain non-binding quotes from broker-dealers. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

We classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,361	$—	$—	$9,361
U.S. agency bonds – mortgage-backed	—	1,388,252	—	1,388,252
U.S. agency bonds – other	—	27,352	—	27,352
Non-U.S. government and supranational bonds	—	35,186	—	35,186
Commercial mortgage-backed securities	—	104,926	—	104,926
Collateralized loan obligation	—	6,773	—	6,773
Corporate bonds	—	2,174,822	—	2,174,822
Municipal bonds	—	65,215	—	65,215
Short-term investments	—	11,986	—	11,986
Other investments	5,415	—	6,906	12,321
Total	$14,776	$3,814,512	$6,906	$3,836,194
As a percentage of total assets	0.3%	67.3%	0.1%	67.7%

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,360	$—	$—	$9,360
U.S. agency bonds – mortgage-backed	—	1,322,443	—	1,322,443
U.S. agency bonds – other	—	7,988	—	7,988
Non-U.S. government and supranational bonds	—	51,643	—	51,643
Commercial mortgage-backed securities	—	54,780	—	54,780
Corporate bonds	—	1,895,379	—	1,895,379
Municipal bonds	—	65,819	—	65,819
Short-term investments	—	49,492	—	49,492
Other investments	5,990	—	6,581	12,571
Total	$15,350	$3,447,544	$6,581	$3,469,475
As a percentage of total assets	0.3%	66.8%	0.1%	67.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.7% and 99.9% of its fixed maturities at June 30, 2015 and December 31, 2014, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At June 30, 2015 and December 31, 2014, 0.3% and 0.1%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of three securities and one security, respectively, or approximately $11,290 and $5,016, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2015 and December 31, 2014, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

Other investments: The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. For the unquoted other investments, the Company has $5,906, or 0.2%, of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.

There have not been any transfers between Level 1 and Level 2 during the periods represented by these unaudited Condensed Consolidated Financial Statements.

(c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations.

The following tables present changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	June 30, 2015	June 30, 2014
Balance at beginning of period	$6,755	$5,773
Total realized gains – included in net realized gains on investment	39	205
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	110	(67)
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	47	5,347
Sales and redemptions	(45)	(197)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,906	$11,061
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

	For the Six Months Ended
Other investments:	June 30, 2015	June 30, 2014
Balance at beginning of period	$6,581	$5,092
Total realized gains – included in net realized gains on investment	63	292
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	192	53
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	144	6,134
Sales and redemptions	(74)	(510)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,906	$11,061
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

(d) Fair Value of Liabilities

The following table presents the carrying values and fair values of the Senior Notes:

		June 30, 2015		December 31, 2014
	Interest Rate	Carrying Value	Fair Value	Carrying Value	Fair Value
2011 Senior Notes	8.25%	$107,500	$113,219	$107,500	$113,391
2012 Senior Notes	8.00%	100,000	106,240	100,000	106,320
2013 Senior Notes	7.75%	152,500	164,029	152,500	162,016

6. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. The Founding Shareholders including Leah Karfunkel (wife of Michael Karfunkel) own or control approximately 20.7% of the outstanding shares of the Company. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel, own or control approximately 51.4% of the outstanding shares of AmTrust. AmTrust owns 13.1% of the issued and outstanding shares of National General Holdings Corp. ("NGHC") common stock, and Michael Karfunkel individually and the Michael Karfunkel 2005 Grantor Retained Annuity Trust (which is controlled by Leah Karfunkel) own a combined 48.6% of the outstanding common shares of NGHC. Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

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

The Company recorded approximately $130,951 and $248,153 of ceding commission expense for the three and six months ended June 30, 2015, respectively, (June 30, 2014 - $94,448 and $181,122, respectively) as a result of these quota share arrangements with AmTrust.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded $21 and $45 of ceded premiums and $2 and $3 ceding commission income for the three and six months ended June 30, 2015, respectively, (June 30, 2014 - $50 and $85 of premiums ceded and $2 and $4 of ceding commission income, respectively).

Effective September 1, 2010, our indirect wholly owned subsidiary, Maiden Reinsurance North America, Inc. ("Maiden US"), entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which Maiden US assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off. Pursuant to the latest amendment, Maiden US now receives 100% of the premium and reinsures 100% of the gross liabilities incurred (from the effective date). As this program is currently in run-off, for the three and six months ended June 30, 2015, Maiden US did not record any premiums earned or commission expense, respectively, (June 30, 2014 - $640 and $1,756 of premiums earned and $32 and $88 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net premiums written varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three and six months ended June 30, 2015, Maiden US recorded approximately $173 and $329 of net premiums earned and $45 and $82 of commission expense, respectively, (June 30, 2014 - $347 and $650 net premiums earned and $79 and $126 commission expense, respectively).

Effective November 1, 2014, the Company's wholly owned subsidiary, Maiden Life Försäkrings AB ("Maiden LF"), executed a Binding Authority Agreement with AEL, whereby Maiden LF effectively authorizes AEL to place Maiden LF on risk, within defined parameters, on a scheme that covers Medical Expenses, Life, Permanent Disability and Critical Illness of a company, that provides medical advice, access to health professionals and health related insurance products on a membership basis. The maximum liability shall not exceed €20 per insured person and any bound agreement shall not exceed 12 months. Notice of termination for this agreement was given on June 4, 2015 and therefore the agreement shall be terminated within 90 days of this notice.

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at June 30, 2015 and December 31, 2014 pursuant to a loan agreement. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at June 30, 2015 was approximately $1,992,758 (December 31, 2014 - $1,691,970) and the accrued interest was $12,186 (December 31, 2014 - $10,413). Please refer to "Note 4. (d) Investments" for additional information.

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

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $5,427 and $10,307 of reinsurance brokerage expense for the three and six months ended June 30, 2015, respectively, (June 30, 2014 - $4,062 and $7,873, respectively) and deferred reinsurance brokerage of $14,213 at June 30, 2015 (December 31, 2014 - $11,423) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM") pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,506 and $2,937 of investment management fees for the three and six months ended June 30, 2015, respectively, (June 30, 2014 - $1,265 and $2,489, respectively) as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and six months ended June 30, 2015, the Company recorded an expense of $26 and $50, respectively, (June 30, 2014 - $24 and $24, respectively) for the use of the aircraft.

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

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire. As this agreement is now in run-off, Maiden Bermuda recorded no ceding commission expense for the three and six months ended June 30, 2015 (June 30, 2014 - $1,862 and $6,418, respectively) as a result of this transaction.

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

Under the prior years agreements, Maiden US recorded approximately $23 and $110 of premiums earned for the three and six months ended June 30, 2015, respectively, (June 30, 2014 - $56 and $89, respectively).

Effective May 1, 2015, Maiden US entered into an agreement with several NGHC subsidiaries for medical excess of loss programs. This program covers employer aggregate and traditional specific medical stop loss policies underwritten by the Managing General Agent that they support. The NGHC companies covered under the treaty are Integon Indemnity Insurance Company, Integon National Insurance Company and National Health Insurance Company. This agreement terminates on April 30, 2016 with either party having the right to cancel by giving 60 days notice to the other party in the event that other party fails to maintain certain financial and other criteria. Upon expiration of this agreement, coverage remains in full force and effect on all assumed liability for policies in force on the date of expiration until expiration, cancellation or next anniversary date of such subject policies.

The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000.

Maiden US recorded approximately $3 of premiums earned for the three months ended June 30, 2015.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended June 30,	2015	2014
Numerator:
Net income attributable to Maiden shareholders	$26,603	$31,888
Dividends on preference shares - Series A	(3,094)	(3,094)
Dividends on convertible preference shares - Series B	(2,990)	(2,990)
Amount allocated to participating common shareholders(1)	(16)	(31)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$20,503	$25,773
Potentially dilutive securities
Dividends on convertible preference shares- Series B	2,990	2,990
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$23,493	$28,763
Denominator:
Weighted average number of common shares outstanding – basic	73,482,506	72,860,243
Potentially dilutive securities:
Share options and restricted share units	1,302,780	1,224,166
Convertible preference shares	10,781,420	10,681,876
Adjusted weighted average number of common shares and assumed conversions – diluted	85,566,706	84,766,285
Basic earnings per share attributable to Maiden common shareholders:	$0.28	$0.35
Diluted earnings per share attributable to Maiden common shareholders:	$0.27	$0.34

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Earnings per Common Share (continued)

For the Six Months Ended June 30,	2015	2014
Numerator:
Net income attributable to Maiden shareholders	$65,092	$33,910
Dividends on preference shares - Series A	(6,188)	(6,188)
Dividends on convertible preference shares - Series B	(5,980)	(5,980)
Amount allocated to participating common shareholders(1)	(42)	(29)
Numerator for basic EPS - Net income allocated to Maiden common shareholders	$52,882	$21,713
Potentially dilutive securities
Dividends on convertible preference shares(2)	5,980	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$58,862	$21,713
Denominator:
Weighted average number of common shares – basic	73,284,559	72,784,598
Potentially dilutive securities:
Share options and restricted share units	1,348,365	1,245,303
Convertible preference shares(2)	10,781,420	—
Adjusted weighted average number of common shares and assumed conversions – diluted	85,414,344	74,029,901
Basic earnings per share attributable to Maiden common shareholders:	$0.72	$0.30
Diluted earnings per share attributable to Maiden common shareholders(2):	$0.69	$0.29
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the six months ended June 30, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after July 1, 2015 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 164,097, an increase of 27,838 common shares since April 1, 2015.

8. Shareholders' Equity
At June 30, 2015, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 74,603,623 common shares, of which 73,588,978 are outstanding, and issued 9,300,000 preference shares. The remaining 66,096,377 are undesignated at June 30, 2015. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Treasury Shares

On January 1, 2015, February 19, 2015 and March 5, 2015, the Company repurchased 4,954 shares at a price per share of $12.79, 7,658 shares at a price per share of $14.40 and 33,846 shares at a price per share of $14.21, respectively, from employees, which represent withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of Accumulated Other Comprehensive Income ("AOCI"):

For the Three Months Ended June 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$71,794	$35,600	$107,394
Other comprehensive loss before reclassifications	(56,613)	(9,878)	(66,491)
Amounts reclassified from AOCI to net income, net of tax	(66)	—	(66)
Net current period other comprehensive loss	(56,679)	(9,878)	(66,557)
Ending balance	15,115	25,722	40,837
Less: AOCI attributable to non controlling interest	—	(96)	(96)
Ending balance, Maiden shareholders	$15,115	$25,818	$40,933

For the Three Months Ended June 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$72,688	$(9,093)	$63,595
Other comprehensive income before reclassifications	53,308	643	53,951
Amounts reclassified from AOCI to net income, net of tax	418	—	418
Net current period other comprehensive income	53,726	643	54,369
Ending balance	126,414	(8,450)	117,964
Less: AOCI attributable to non controlling interest	—	14	14
Ending balance, Maiden shareholders	$126,414	$(8,464)	$117,950

For the Six Months Ended June 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(63,547)	9,057	(54,490)
Amounts reclassified from AOCI to net income, net of tax	83	—	83
Net current period other comprehensive (loss) income	(63,464)	9,057	(54,407)
Ending balance	15,115	25,722	40,837
Less: AOCI attributable to non controlling interest	—	(96)	(96)
Ending balance, Maiden shareholders	$15,115	$25,818	$40,933

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

For the Six Months Ended June 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income before reclassifications	91,323	477	91,800
Amounts reclassified from AOCI to net income, net of tax	363	—	363
Net current period other comprehensive income	91,686	477	92,163
Ending balance	126,414	(8,450)	117,964
Less: AOCI attributable to non controlling interest	—	14	14
Ending balance, Maiden shareholders	$126,414	$(8,464)	$117,950

9. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Dividends Declared

On April 28, 2015, the Company's Board of Directors authorized the following quarterly dividend:

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Subsequent Events

On July 28, 2015, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.13	October 15, 2015	October 1, 2015
Preference shares - Series A	$0.515625	September 15, 2015	September 1, 2015
Preference shares - Series B	$0.90625	September 15, 2015	September 1, 2015

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

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2015. The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview

We are a Bermuda-based holding company formed in June 2007 primarily focused on serving the needs of regional and specialty insurers in the U.S. and Europe by providing innovative reinsurance and capital solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to significant claims from natural catastrophes. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper.

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

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the periods covered by this report, the reinsurance market has continued to be characterized by significant competition in most lines of business. The influx of new capital from sources not considered traditional investors in the reinsurance industry continues, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

While the business we write as part of our business model remains somewhat more insulated from these competitive conditions, we continue to experience residual pricing pressures as a result of these broader industry conditions. As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting standards. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. Most recently, effective January 1, 2015, we entered into a retrocessional quota share with a highly rated global insurer designed to provide capital to support future growth.These transactions have supported the growth in our gross premiums written to in excess of $2.5 billion in 2014 while significantly enhancing our total capital resources to approximately $1.6 billion at June 30, 2015.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the strategic and capital transactions the Company has entered into since our inception.

Second quarter and six months ended June 30, 2015 and 2014 Financial Highlights

For the Three Months Ended June 30,	2015	2014	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$26.5	$31.9	(16.9)%
Net income attributable to Maiden common shareholders	$20.5	$25.8	(20.5)%
Net operating earnings attributable to Maiden common shareholders(1)	$28.4	$28.2	0.7%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.28	$0.35	(20.0)%
Net operating earnings attributable to Maiden common shareholders(1)	$0.39	$0.39	—%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.27	$0.34	(20.6)%
Net operating earnings attributable to Maiden common shareholders(1)	$0.37	$0.37	—%
Dividends per common share	$0.13	$0.11	18.2%
Dividends per preference share - Series A	$0.515625	$0.515625	—%
Dividends per preference share - Series B	$0.90625	$0.90625	—%
Gross premiums written	$674.2	$560.0	20.4%
Net premiums earned	$609.4	$531.9	14.6%
Underwriting income (3)	$10.9	$15.7	(30.6)%
Net investment income	$35.2	$28.1	25.1%
Combined ratio(4)	99.2%	98.0%	1.2%
Annualized operating return on average common shareholders' equity(1)	12.2%	13.0%	(6.2)%

For the Six Months Ended June 30,	2015	2014	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$65.1	$34.0	91.4%
Net income attributable to Maiden common shareholders	$52.9	$21.7	143.4%
Net operating earnings attributable to Maiden common shareholders(1)	$55.0	$53.7	2.4%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.72	$0.30	140.0%
Net operating earnings attributable to Maiden common shareholders(1)	$0.75	$0.74	1.4%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.69	$0.29	137.9%
Net operating earnings attributable to Maiden common shareholders(1)	$0.71	$0.70	1.4%
Dividends per common share	$0.26	$0.22	18.2%
Dividends per preference share - Series A	$1.03125	$1.03125	—%
Dividends per preference share - Series B	$1.18250	1.18250	—%
Gross premiums written	$1,508.4	$1,282.4	17.6%
Net premiums earned	$1,186.7	$1,051.1	12.9%
Underwriting income (3)	$27.4	$32.1	(14.9)%
Net investment income	$63.4	$55.9	13.3%
Combined Ratio(4)	98.7%	97.8%	0.9%
Annualized operating return on average common shareholders' equity(1)	12.1%	12.6%	(4.0)%

	June 30, 2015	December 31, 2014	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments and cash and cash equivalents(5)	$4,145.3	$3,862.0	7.3%
Total assets	$5,664.1	$5,164.1	9.7%
Reserve for loss and loss adjustment expenses	$2,459.3	$2,271.3	8.3%
Senior Notes	$360.0	$360.0	—%
Maiden common shareholders' equity	$908.7	$925.7	(1.8)%
Maiden shareholders' equity	$1,223.7	$1,240.7	(1.4)%
Total capital resources(6)	$1,583.7	$1,600.7	(1.1)%
Ratio of debt to total capital resources	22.7%	22.5%	0.9%

Book Value:
Book value per common share(7)	$12.35	$12.69	(2.7)%
Accumulated dividends per common share	2.48	2.22	11.7%
Book value per common share plus accumulated dividends	$14.83	$14.91	(0.5)%
Change in book value per common share plus accumulated dividends	$(0.08)

Diluted book value per common share(8)	$12.16	$12.47	(2.5)%

(1)
Operating earnings, operating earnings per common share and annualized operating return on average common shareholders' equity are non-GAAP financial measures. See “Key Financial Measures” for additional information and a reconciliation to the nearest GAAP financial measure (net income).

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

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded at June 30, 2015 and December 31, 2014 as they are anti-dilutive.

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

For the three and six months ended June 30, 2015, we also exclude certain non-recurring expenditures that are material to understanding our results of operations. In 2015 and 2014, non-recurring items excluded are the loss and related activity from our run-off operations comprised of our former NGHC Quota Share segment and our divested E&S business. In 2014, we excluded the accelerated amortization of the Junior Subordinated Debt discount and write off of the associated issuance costs. We also excluded the interest expense incurred on our 2013 Senior Notes prior to redemption of the outstanding Junior Subordinated Debt given the one time nature of the additional funding cost.

The following is a reconciliation of operating earnings attributable to Maiden common shareholders to its most closely related GAAP measure, net income attributable to Maiden common shareholders:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$20.5	$25.8	$52.9	$21.7
Add (subtract):
Net realized gains on investment	(0.2)	(0.6)	(1.1)	(0.7)
Foreign exchange and other losses (gains)	5.2	(0.9)	(2.6)	(1.0)
Amortization of intangible assets	0.7	0.8	1.4	1.6
Divested E&S business and NGHC run-off	1.9	2.8	3.8	2.8
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the Junior Subordinated Debt	—	—	—	0.5
Accelerated amortization of Junior Subordinated Debt discount and issuance costs	—	—	—	28.2
Non-cash deferred tax expense	0.3	0.3	0.6	0.6
Net operating earnings attributable to Maiden common shareholders	$28.4	$28.2	$55.0	$53.7
Operating earnings per common share:
Basic operating earnings per common share	$0.39	$0.39	$0.75	$0.74
Diluted operating earnings per common share	$0.37	$0.37	$0.71	$0.70

Operating Return on Average Common Equity ("Operating ROACE"): Management uses Operating ROACE as a measure of profitability that focuses on the return attributable to Maiden common shareholders. It is calculated using operating earnings attributable to common shareholders (as calculated above) divided by average Maiden common shareholders' equity. Management has set a long-term target of Operating ROACE at 15%, on average, which management believes provides an attractive return to our common shareholders for the risk they are assuming from investing in our business. Operating ROACE is computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Net operating earnings attributable to Maiden common shareholders	$28.4	$28.2	$55.0	$53.7

Opening common shareholders’ equity	$962.1	$835.2	$925.7	$808.8
Ending common shareholders’ equity	908.7	$907.9	$908.7	$907.9
Average common shareholders’ equity	$935.4	$871.5	$917.2	$858.4
Operating return on average common equity	12.2%	13.0%	12.1%	12.6%

Net operating earnings attributable to Maiden common shareholders increased $0.2 million or 0.7%, and $1.3 million or 2.4%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At June 30, 2015, the book value per common share and diluted book value per common share decreased by 2.7% and 2.5% respectively, compared to December 31, 2014 (see "Liquidity and Capital Resources - Investments" on page 51 for further information).

Book value per common share and diluted book value per common share are computed as follows:

	June 30, 2015	December 31, 2014
	($ in Millions except per share data)
Ending common shareholders’ equity	$908.7	$925.7
Proceeds from assumed conversion of dilutive options	14.0	15.9
Numerator for diluted book value per common share calculation	$922.7	$941.6

Common shares outstanding	73,588,978	72,932,702
Shares issued from assumed conversion of dilutive options and restricted share units	2,280,358	2,590,394
Denominator for diluted book value per common share calculation	75,869,336	75,523,096

Book value per common share	$12.35	$12.69
Diluted book value per common share	$12.16	$12.47

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources is computed as follows:

	June 30, 2015	December 31, 2014
	($ in Millions)
Senior Notes	$360.0	$360.0
Maiden shareholders’ equity	1,223.7	1,240.7
Total capital resources	$1,583.7	$1,600.7
Ratio of debt to total capital resources	22.7%	22.5%

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

Results of Operations

Selected unaudited Condensed Consolidated Statements of Income data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Gross premiums written	$674.2	$560.0	$1,508.4	$1,282.4
Net premiums written	$629.6	$540.9	$1,426.6	$1,250.8
Net premiums earned	$609.4	$531.9	$1,186.7	$1,051.1
Other insurance revenue	2.3	2.9	7.2	8.0
Net loss and loss adjustment expense	(414.9)	(351.2)	(792.3)	(702.5)
Commission and other acquisition expenses	(175.7)	(157.4)	(354.0)	(303.5)
General and administrative expenses	(10.2)	(10.5)	(20.2)	(21.0)
Underwriting income	10.9	15.7	27.4	32.1
Other general and administrative expenses	(6.1)	(4.8)	(12.2)	(9.1)
Net investment income	35.2	28.1	63.4	55.9
Net realized gains on investments	0.2	0.6	1.1	0.7
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	—	—	—	(28.2)
Amortization of intangible assets	(0.7)	(0.8)	(1.4)	(1.6)
Foreign exchange and other (losses) gains	(5.2)	0.9	2.6	1.0
Interest and amortization expenses	(7.3)	(7.3)	(14.5)	(15.4)
Income tax expense	(0.5)	(0.5)	(1.3)	(1.4)
Net Income	26.5	31.9	65.1	34.0
Loss (income) attributable to noncontrolling interest	0.1	—	—	(0.1)
Dividend - Preference shares - Series A	(3.1)	(3.1)	(6.2)	(6.2)
Dividend - Preference shares - Series B	(3.0)	(3.0)	(6.0)	(6.0)
Net income attributable to Maiden common shareholders	$20.5	$25.8	$52.9	$21.7
Ratios
Net loss and loss adjustment expense ratio(1)	67.8%	65.7%	66.3%	66.3%
Commission and other acquisition expense ratio(2)	28.7%	29.4%	29.7%	28.7%
General and administrative expense ratio(3)	2.7%	2.9%	2.7%	2.8%
Expense ratio(4)	31.4%	32.3%	32.4%	31.5%
Combined ratio(5)	99.2%	98.0%	98.7%	97.8%

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

Net Income

Net income for the three and six months ended June 30, 2015 was $26.5 million and $65.1 million compared to $31.9 million and $34.0 million for the same periods in 2014, respectively.

The decrease in net income for the three months ended June 30, 2015 compared to the same period in 2014 was due to lower underwriting income and higher foreign exchange losses offset by higher investment income. Underwriting income was impacted by increased losses in our U.S. operations relating to higher excess commercial auto claims, offset partly by improvements in other business lines, and was also unfavorably impacted by approximately $1.2 million for the three months ended June 30, 2015 following the strengthening of the U.S. dollar when compared to the same period in 2014.

The increase in net income for the six months ended June 30, 2015 compared to the same period in 2014 was primarily due to the Company recording in the first quarter of 2014 a non-recurring, non-cash charge of $28.2 million, which represented the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt.

Excluding this non-recurring, non-cash charge in 2014, net income, for the six months ended June 30, 2015 compared to the same period in 2014, increased by $2.9 million or 4.5%, principally due to increased net investment income of $63.4 million compared to $55.9 million during the same period in 2014 offset by lower underwriting income of $27.4 million compared to $32.1 million during the same period in 2014. Underwriting income was impacted by increased losses in our U.S. operations relating to higher excess commercial auto claims, offset partly by improvements in other business lines, and was also unfavorably impacted by approximately $3.2 million for the six months ended June 30, 2015 following the strengthening of the U.S. dollar when compared to the same period in 2014.

The following is a summary of the results of our operations for the three and six months ended June 30, 2015, compared to the same periods in 2014:

Net Premiums Written

Net premiums written increased by $88.7 million or 16.4%, and $175.8 million or 14.1%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The increase in net premiums written was primarily the result of continuing strong growth in business written in our AmTrust Reinsurance segment. This increase, however, was partially reduced through a retrocessional quota share agreement with a highly rated global insurer and a reduction on the business written on our Diversified Reinsurance segment.

The tables below compare net premiums written by our reportable segments, reconciled to the total net premiums written:

For the Three Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$144.8	23.0%	$170.5	31.5%	$(25.7)	(15.1)%
AmTrust Reinsurance	484.8	77.0%	372.0	68.8%	112.8	30.3%
Total reportable segments	629.6	100.0%	542.5	100.3%	87.1	16.1%
Other	—	—%	(1.6)	(0.3)%	1.6	NM
Total	$629.6	100.0%	$540.9	100.0%	$88.7	16.4%

For the Six Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$439.0	30.8%	$462.1	37.0%	$(23.1)	(5.0)%
AmTrust Reinsurance	987.6	69.2%	791.0	63.2%	196.6	24.9%
Total reportable segments	1,426.6	100.0%	1,253.1	100.2%	173.5	13.8%
Other	—	—%	(2.3)	(0.2)%	2.3	NM
Total	$1,426.6	100.0%	$1,250.8	100.0%	$175.8	14.1%

NM - not meaningful

The increase in net premiums written in our AmTrust Reinsurance segment, for the three and six months ended June 30, 2015, compared to the same periods in 2014, reflects AmTrust's continued expansion through a combination of acquisitions and ongoing organic growth offset by an unfavorable impact from foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 48 for further details.

Net premiums written in our Diversified Reinsurance segment decreased by $25.7 million or 15.1%, and $23.1 million or 5.0%, during the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. These reductions were due to declines in both our U.S. and International business. Premiums written by our U.S. operations were impacted by the loss of a large customer resulting from its sale to a larger insurer. The decrease in International was due to the combined effect of a weak European auto market and the impact of the strengthening of the U.S. dollar, in particular, versus the euro and British pound on premiums written in those currencies. Please refer to the analysis of our Diversified Reinsurance segment on page 45 for further details.

Net Premiums Earned

Net premiums earned increased by $77.5 million or 14.6%, and $135.6 million or 12.9%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The increase in net premiums earned was primarily the result of strong growth in our AmTrust Reinsurance segment offset by a reduction in the earned premiums in our Diversified Reinsurance segment and Other component.

The tables below compare net premiums earned by our reportable segments, reconciled to the total net premiums earned:

For the Three Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$184.8	30.4%	$202.7	38.1%	$(17.9)	(8.8)%
AmTrust Reinsurance	424.6	69.6%	324.9	61.1%	99.7	30.7%
Total reportable segments	609.4	100.0%	527.6	99.2%	81.8	15.5%
Other	—	—%	4.3	0.8%	(4.3)	(100.0)%
Total	$609.4	100.0%	$531.9	100.0%	$77.5	14.6%

For the Six Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$377.5	31.8%	$402.3	38.3%	$(24.8)	(6.2)%
AmTrust Reinsurance	809.2	68.2%	629.8	59.9%	179.4	28.5%
Total reportable segments	1,186.7	100.0%	1,032.1	98.2%	154.6	15.0%
Other	—	—%	19.0	1.8%	(19.0)	(100.0)%
Total	$1,186.7	100.0%	$1,051.1	100.0%	$135.6	12.9%

The increase in net premiums earned in the AmTrust Reinsurance segment, for the three and six months ended June 30, 2015, compared to the same periods in 2014, reflects AmTrust's continued expansion through a combination of acquisition activity and ongoing organic growth slightly offset by an unfavorable impact from foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 48 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased by $17.9 million or 8.8%, and $24.8 million or 6.2%, during the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. Premiums earned by our U.S. operations were impacted by the loss of a large customer resulting from its acquisition by a larger insurer. The decrease in International was due to the combined effect of a weak European auto market and the impact of the strengthening of the U.S. dollar, in particular, versus the euro and British pound on premiums earned in those currencies. Please refer to the analysis of our Diversified Reinsurance segment on page 45 for further discussion.

Our Other component comprises business in run-off with all premiums written on the agreements being fully earned by December 31, 2014.

Other Insurance Revenue

Please refer to the analysis of our Diversified Reinsurance segment on page 45 for further discussion.

Net Investment Income, Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $7.1 million or 25.1%, and $7.5 million or 13.3%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively.

The following table details the Company's average investable assets and average book yield:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Average investable assets(1)	$4,219.6	$3,649.6	$4,138.4	$3,625.2
Average book yield(2)	3.3%	3.1%	3.1%	3.1%

(1)The average of the sum of the cost or amortized cost of the Company's investments, cash and cash equivalents, restricted cash, loan to related party and due to broker as of each quarter during the year.
(2) Ratio of net investment income over average investable assets.

For the three and six months ended June 30, 2015, average investable assets grew by 15.6% and 14.2%, giving rise to the increase in net investment income discussed above, compared to the same periods in 2014, respectively. Net investment income was adversely impacted during the first quarter of 2015 due to a volatile interest rate environment that compelled the Company to maintain elevated levels of cash and cash equivalents, resulting in reduced yields on our overall portfolio, however, our portfolio yields increased during the second quarter, following a reduction in our levels of cash and cash equivalents through purchases of AFS fixed maturities and an increase in the yield on the 10-year U.S. Treasury bond.

Net Realized Gains on Investment - Net realized gains on investment were $0.2 million and $1.1 million for the three and six months ended June 30, 2015, compared to $0.6 million and $0.7 million for the same periods in 2014, respectively.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expense increased by $63.7 million or 18.2%, and $89.8 million or 12.8%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. This net increase reflects the continued growth of the business in our AmTrust Reinsurance segment combined with an increase in net loss and loss adjustment expense of our Diversified Reinsurance segment due to unfavorable results experienced by our U.S. operations in relation to excess commercial auto liability and also, during the first quarter only, increased large loss activity, on our U.K. and German auto business, experienced by our non-U.S. operations

The net loss and loss adjustment expense ratios were 67.8% and 66.3% for the three and six months ended June 30, 2015 compared to 65.7% and 66.3% for the same periods in 2014, respectively. The net loss and loss adjustment expense ratio is higher due to unfavorable results experienced by our U.S. operations, primarily commercial auto, and non-U.S. operations in our Diversified Reinsurance segment offset by an improvement in U.S. workers' compensation, in our AmTrust Reinsurance segment, and a change in the mix of business with an increase in proportional business for the three months ended June 30, 2015 compared to the same period in 2014.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $18.3 million or 11.6%, and $50.5 million or 16.7%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The commission and other acquisition expense ratio decreased to 28.7% and increased to 29.7% for the three and six months ended June 30, 2015, respectively, compared to 29.4% and 28.7% for the same periods in 2014, respectively. The changes in the amount of expenses are explained below in the discussion relating to our segments.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income and comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$10.2	$10.5	$20.2	$21.0
General and administrative expenses – corporate	6.1	4.8	12.2	9.1
Total general and administrative expenses	$16.3	$15.3	$32.4	$30.1
General and administrative expense ratio	2.7%	2.9%	2.7%	2.8%

Total general and administrative expenses increased by $1.0 million or 6.5%, and $2.3 million or 7.9%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively, primarily due to an increase in employee compensation expenses.

Interest and Amortization Expenses

 The interest and amortization expenses comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Senior notes	$7.3	$7.3	$14.5	$14.5
Junior Subordinated Debt	—	—	—	0.9
Total	$7.3	$7.3	$14.5	$15.4

The decrease in interest and amortization expenses for the six months ended June 30, 2015 compared to the same period in 2014 was the result of the redemption of the outstanding Junior Subordinated Debt on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% for both the three and six months ended June 30, 2015 compared to 8.25% and 8.50% for the same periods in 2014, respectively.

Income Tax Expense

The Company recorded a current income tax expense of $0.2 million and $0.7 million for the three and six months ended June 30, 2015 compared to a current income tax expense of $0.2 million and $0.8 million for the same periods in 2014, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of current income tax was 0.6% and 1.0% for the three and six months ended June 30, 2015, compared to 0.5% and 2.3% for the same periods in 2014, respectively. Excluding the non-recurring, non-cash charge for the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt, the effective rate of current income tax would be 1.3% for the six months ended June 30, 2014.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance reportable segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Gross premiums written	$151.7	$188.1	$457.0	$492.3
Net premiums written	$144.8	$170.5	$439.0	$462.1
Net premiums earned	$184.8	$202.7	$377.5	$402.3
Other insurance revenue	2.3	2.9	7.2	8.0
Net loss and loss adjustment expenses	(143.0)	(134.3)	(275.4)	(273.0)
Commission and other acquisition expenses	(42.4)	(56.8)	(100.6)	(108.0)
General and administrative expenses	(9.4)	(9.6)	(18.7)	(19.4)
Underwriting (loss) income	$(7.7)	$4.9	$(10.0)	$9.9
Ratios
Net loss and loss adjustment expense ratio	76.4%	65.4%	71.6%	66.5%
Commission and other acquisition expense ratio	22.7%	27.6%	26.2%	26.3%
General and administrative expense ratio	5.0%	4.7%	4.8%	4.8%
Expense ratio	27.7%	32.3%	31.0%	31.1%
Combined ratio	104.1%	97.7%	102.6%	97.6%

The combined ratio for the three and six months ended June 30, 2015 increased to 104.1% and 102.6% compared to 97.7% and 97.6% for the same periods in 2014, respectively, primarily due to increased loss activity in U.S. excess commercial auto liability reinsurance contracts as well as increased large losses in our UK and German personal auto business in the first quarter of 2015.

Premiums - Gross premiums written decreased by $36.4 million or 19.4%, and $35.3 million or 7.2%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The decrease was due to a reduction in our U.S. operations premium following the loss of a customer as previously noted and the expiration of a fronting arrangement in September 2014, combined with reductions in the International business written, due to a weak European auto market combined with an adverse foreign exchange impact following the strengthening of the U.S. dollar.

Net premiums written decreased by $25.7 million or 15.1%, and $23.1 million or 5.0%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The tables below illustrate net premiums written by line of business in this segment:

For the Three Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$30.4	21.0%	$27.1	15.9%	$3.3	12.2%
Casualty	86.8	60.0%	107.8	63.3%	(21.0)	(19.5)%
Accident and Health	10.5	7.2%	7.9	4.6%	2.6	32.5%
International	17.1	11.8%	27.7	16.2%	(10.6)	(38.1)%
Total Diversified Reinsurance	$144.8	100.0%	$170.5	100.0%	$(25.7)	(15.1)%

For the Six Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$98.9	22.5%	$89.7	19.4%	$9.2	10.3%
Casualty	258.3	58.9%	279.6	60.5%	(21.3)	(7.6)%
Accident and Health	40.6	9.2%	25.1	5.4%	15.5	61.5%
International	41.2	9.4%	67.7	14.7%	(26.5)	(39.2)%
Total Diversified Reinsurance	$439.0	100.0%	$462.1	100.0%	$(23.1)	(5.0)%

The decrease in net premiums written for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively, arises predominantly due to the same reasons outlined above in the discussion on gross premiums written for this segment.

Net premiums earned decreased by $17.9 million or 8.8%, and $24.8 million or 6.2%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. The following tables show net premiums earned by line of business:

For the Three Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$32.7	17.7%	$42.6	21.0%	$(9.9)	(23.3)%
Casualty	115.9	62.7%	125.4	61.9%	(9.5)	(7.5)%
Accident and Health	15.1	8.2%	11.4	5.6%	3.7	32.5%
International	21.1	11.4%	23.3	11.5%	(2.2)	(9.5)%
Total Diversified Reinsurance	$184.8	100.0%	$202.7	100.0%	$(17.9)	(8.8)%

For the Six Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$73.3	19.4%	$83.4	20.7%	$(10.1)	(12.2)%
Casualty	234.9	62.2%	247.3	61.5%	(12.4)	(5.0)%
Accident and Health	27.3	7.2%	20.3	5.0%	7.0	34.6%
International	42.0	11.2%	51.3	12.8%	(9.3)	(18.0)%
Total Diversified Reinsurance	$377.5	100.0%	$402.3	100.0%	$(24.8)	(6.2)%

Within the Diversified Reinsurance reportable segment, the business underwritten by our U.S. operations experienced a decrease in net premiums earned for the three and six months ended June 30, 2015 of $10.3 million or 5.8%, and $8.1 million or 2.3%, compared to the same periods in 2014, respectively. This decrease reflects the impact of the loss of a large customer as previously noted in our U.S. operations for the three and six months ended June 30, 2015 compared to the to the same periods in 2014, respectively.

The net premiums earned by our non- U.S. entities decreased by $7.5 million or 29.6%, and $16.6 million or 30.0%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively, reflecting the decrease in net premiums written while also being adversely impacted by the continued strength of the U.S. dollar. The net premiums earned are also reduced for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to the impact of a retrocessional quota share agreement effective January 1, 2015 with a highly rated global insurer.

Other Insurance Revenue - Other insurance revenue decreased by $0.6 million or 20.8%, and $0.8 million or 9.7%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. This net decrease includes a $0.6 million and $1.7 million adverse impact on our non-U.S. dollar denominated business due to the continued strengthening of the U.S. dollar, during the three and six months ended June 30, 2015 compared to the foreign currency exchange rates for the same periods in 2014, respectively.

Net Loss and loss adjustment expense - Net loss and loss adjustment expense increased by $8.7 million or 6.5%, and $2.4 million or 0.9%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively, primarily due to unfavorable development on the prior year net loss and loss adjustment expenses of our U.S. excess commercial auto reinsurance lines.

Net loss and loss adjustment expense ratios were 76.4% and 71.6% for the three and six months ended June 30, 2015 compared to 65.4% and 66.5% in the same periods in 2014, respectively. This increase reflects the unfavorable results experienced by our U.S. operations in relation to excess commercial auto liability during the second quarter of 2015 and also the increased large loss activity during the first quarter of 2015 experienced by our non-U.S. operations within this segment, in particular on our U.K. and German auto business. This increase is offset partially by the favorable run-off of prior year net loss and loss adjustment expenses on our U.S. other casualty lines for the three and six months ended June 30, 2015 compared to same periods in 2014, respectively.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $14.4 million or 25.3%, and $7.4 million or 6.8%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. The commission and other acquisition expense ratios decreased to 22.7% and 26.2% for the three and six months ended June 30, 2015 compared to 27.6% and 26.3% for the same periods in 2014, respectively. The decreases in the ratio primarily reflects an overall decrease in the commission and other acquisition expense rates of contracts with loss sensitive features incurred on pro-rata contracts by our U.S. business which had increased losses for the three months ended June 30, 2015 compared to the same period in 2014. This decrease is offset by the higher mix of earned premium on pro-rata contracts, which incur a higher commission expense compared to excess of loss treaties, for the six months ended June 30, 2015 compared to 2014.

General and Administrative Expenses - General and administrative expenses decreased by $0.2 million or 2.4%, and $0.7 million or 3.6%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. The general and administrative expense ratio increased to 5.0% and remained flat at 4.8% for the three and six months ended June 30, 2015 from 4.7% and 4.8% for the same periods in 2014, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth, reduced combined ratios and increased underwriting income for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. The decrease in the combined ratio to 95.2% was largely due to changes in the mix of business and also continued improvement in U.S. workers compensation rates.

The table below details the underwriting results and associated ratios for the AmTrust Reinsurance segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	($ in Millions)
Gross premiums written	$522.5	$372.0	$1,051.4	$791.0
Net premiums written	$484.8	$372.0	$987.6	$791.0
Net premiums earned	$424.6	$324.9	$809.2	$629.8
Net loss and loss adjustment expense	(270.1)	(211.8)	(513.2)	(412.2)
Commission and other acquisition expenses	(133.1)	(98.5)	(253.3)	(189.0)
General and administrative expenses	(0.8)	(0.7)	(1.5)	(1.2)
Underwriting income	$20.6	$13.9	$41.2	$27.4
Ratios
Net loss and loss adjustment expense ratio	63.6%	65.2%	63.4%	65.4%
Commission and other acquisition expense ratio	31.4%	30.3%	31.3%	30.0%
General and administrative expense ratio	0.2%	0.2%	0.2%	0.2%
Expense ratio	31.6%	30.5%	31.5%	30.2%
Combined ratio	95.2%	95.7%	94.9%	95.6%

Premiums - Gross premiums written increased by $150.5 million or 40.5%, and $260.4 million or 32.9% for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. This increase reflects the continued ongoing growth, through strategic acquisitions and organically, particularly in U.S. workers' compensation and specialty program business, offset partly by the impact of foreign exchange movements on the non-U.S. dollar business ceded to us by AmTrust.

The tables below detail net premiums written by line of business in this segment:

For the Three Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$303.0	62.5%	$198.0	53.2%	$105.0	53.0%
Specialty Program	100.9	20.8%	56.3	15.1%	44.6	79.1%
Specialty Risk and Extended Warranty	80.9	16.7%	117.7	31.7%	(36.8)	(31.2)%
Total AmTrust Reinsurance	$484.8	100.0%	$372.0	100.0%	$112.8	30.3%

For the Six Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$626.2	63.4%	$451.8	57.1%	$174.4	38.6%
Specialty Program	175.4	17.8%	88.1	11.1%	87.3	99.1%
Specialty Risk and Extended Warranty	186.0	18.8%	251.1	31.8%	(65.1)	(25.9)%
Total AmTrust Reinsurance	$987.6	100.0%	$791.0	100.0%	$196.6	24.9%

Net premiums earned increased by $99.7 million or 30.7%, and $179.4 million or 28.5%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The increase is primarily due to AmTrust's continued growth for the three and six months ended June 30, 2015 compared to the same periods in 2014.

The tables below detail net premiums earned by line of business:

For the Three Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$252.4	59.4%	$177.1	54.5%	$75.3	42.6%
Specialty Program	73.4	17.3%	44.9	13.8%	28.5	63.2%
Specialty Risk and Extended Warranty	98.8	23.3%	102.9	31.7%	(4.1)	(4.0)%
Total AmTrust Reinsurance	$424.6	100.0%	$324.9	100.0%	$99.7	30.7%

For the Six Months Ended June 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$477.4	59.0%	$335.6	53.3%	$141.8	42.2%
Specialty Program	130.4	16.1%	77.8	12.4%	52.6	67.6%
Specialty Risk and Extended Warranty	201.4	24.9%	216.4	34.3%	(15.0)	(6.9)%
Total AmTrust Reinsurance	$809.2	100.0%	$629.8	100.0%	$179.4	28.5%

Net Loss and loss adjustment expense - Net loss and loss adjustment expense increased by $58.3 million or 27.6%, and $101.0 million or 24.5%, for the three and six months ended June 30, 2015 compared to the same periods in 2014, respectively. Net loss and loss adjustment expense ratios were 63.6% and 63.4% for the three and six months ended June 30, 2015, compared to 65.2% and 65.4% in the same periods in 2014, respectively. The loss ratio has improved, primarily due to the continued change in the segment's mix of business and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $34.6 million or 35.2%, and $64.3 million or 34.0%, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively. The commission and other acquisition expense ratios increased to 31.4% and 31.3% for the three and six months ended June 30, 2015 compared to 30.3% and 30.0% for the same periods in 2014, respectively. The increase in the ratios reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same periods in 2014.

General and Administrative Expenses - General and administrative expenses increased to $0.8 million and $1.5 million for the three and six months ended June 30, 2015 compared to $0.7 million and $1.2 million for the same periods in 2014, respectively. The general and administrative expense ratios remained flat at 0.2% for the three and six months ended June 30, 2015 and 2014, respectively.

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

For the Six Months Ended June 30,	2015	2014
	($ in Millions)
Operating activities	$377.8	$235.5
Investing activities	(398.8)	(125.4)
Financing activities	(28.6)	(180.4)
Effect of exchange rate changes on foreign currency cash	(1.1)	0.4
Total decrease in cash and cash equivalents	$(50.7)	$(69.9)

Cash Flows - Operating Activities

Cash flows from operations for the six months ended June 30, 2015 were $377.8 million compared to $235.5 million for the same period in 2014, a 60.4% increase. The Company's assets grew by $500.0 million or 9.7%, at June 30, 2015 compared to December 31, 2014. The increase in assets was largely due to the growth in premium written, primarily in our AmTrust Reinsurance segment. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the remainder of 2015.

Cash Flows - Investing Activities

Investing cash flows consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $398.8 million for the six months ended June 30, 2015 compared to $125.4 million for the same period in 2014. The Company continues to deploy available cash for longer-term investments as investment conditions permit. During the three months ended June 30, 2015, the Company invested a substantial portion of its previously maintained elevated levels of cash and cash equivalents as interest rates increased during the quarter. Purchases of fixed maturity securities exceeded proceeds from the sales, maturities and calls by $427.9 million for the six months ended June 30, 2015. In addition there was a decrease in restricted cash and cash equivalents of $29.8 million, net purchases of other investments of $0.1 million and net outflow in other items of $0.6 million for the six months ended June 30, 2015.

Cash Flows - Financing Activities

Cash flows used in financing activities were $28.6 million for the six months ended June 30, 2015, compared to $180.4 million for the same period in 2014. The decrease in net cash outflow for the six months ended June 30, 2015 compared to the same period in 2014 was largely attributable to the repayment of the Junior Subordinated Debt in January 2014 of $152.5 million. Cash flows used in other financing activities increased by $0.7 million for the periods presented due to an increase of $3.0 million in the cash outflow from dividends paid to common shareholders offset by an increase in cash inflow from proceeds on issuance of common shares relating to option exercises of $2.3 million.

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

At June 30, 2015 and December 31, 2014, cash and cash equivalents and fixed maturity investments used as collateral were $3.4 billion and $3.1 billion, respectively. This collateral represents 83.9% and 83.4% of our total available-for-sale ("AFS") fixed maturity investments and restricted cash and cash equivalents at June 30, 2015 and December 31, 2014, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated AFS. The fair value of the Company's AFS fixed maturity investments increased by $367.0 million or 10.6%, at June 30, 2015 compared to December 31, 2014. The net increase in the fair value of our AFS fixed maturity investments is a combination of 1) net purchases of $799.4 million, comprising of primarily Agency mortgage-backed securities ("Agency MBS") and investment-grade corporate bonds, offset by paydowns in our Agency MBS portfolio totaling $370.4 million and 2) net unrealized losses and amortization of $62.0 million.

The net unrealized loss on our AFS fixed maturity investments of $63.2 million for the six months ended June 30, 2015 arose from the decline in our U.S. dollar denominated investment portfolio of $28.2 million relating to market price movements and the decline in our non-U.S. dollar denominated investment portfolio of $35.0 million. The decline in our non-U.S. dollar denominated investment portfolio was $19.6 million as a result of the strengthening of the U.S. dollar and $15.4 million as a result of market price movements during the six months ended June 30, 2015. The unrealized foreign exchange losses on our non-U.S. dollar denominated investment portfolio were partially offset by corresponding foreign exchange gains on our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of accumulated other comprehensive income ("AOCI"), in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 56 for further information.

During the six months ended June 30, 2015, the yield on the 10-year U.S. Treasury bond increased by 18 basis points to 2.35%, at June 30, 2015. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The increase in interest rates during the year to date was due to conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties during the period combined with the continuing measures implemented by the U.S. Federal Reserve to restrict its monetary policy and related liquidity measures.

At June 30, 2015, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. However, as interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our AFS fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At June 30, 2015 and December 31, 2014, these respective durations in years were as follows:

	June 30, 2015	December 31, 2014
AFS fixed maturities and cash and cash equivalents	4.7	4.1
Reserve for loss and loss adjustment expenses	4.4	4.4

The increase of 0.6 years in the weighted average duration of our AFS fixed maturity investment portfolio arises predominantly due to a combination of reductions in paydowns experienced during the six months ended June 30, 2015 on the Agency MBS portfolio and purchases during the second quarter with a higher duration than the AFS fixed maturity investment portfolio at December 31, 2014.

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

The average yield and average duration of our AFS assets, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

June 30, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
U.S. treasury bonds	$8.9	$0.4	$—	$9.3	2.4%	3.3 years
U.S. agency bonds – mortgage-backed	1,382.6	16.1	(10.4)	1,388.3	2.8%	4.6 years
U.S. agency bonds – other	26.7	0.7	(0.1)	27.3	3.6%	7.9 years
Non-U.S. government and supranational bonds	39.9	—	(4.7)	35.2	2.2%	3.6 years
Commercial mortgage-backed securities	103.4	1.7	(0.2)	104.9	3.1%	5.4 years
Commercial loan obligations	6.8	—	—	6.8	4.1%	0.3 years
Corporate bonds	2,167.5	63.9	(56.6)	2,174.8	3.8%	5.3 years
Municipal bonds	62.2	3.1	—	65.3	4.2%	7.6 years
Short term investments	12.0	—	—	12.0	0.6%	0.2 years
Cash and cash equivalents	309.1	—	—	309.1	0.2%	0.0 years
Total	$4,119.1	$85.9	$(72.0)	$4,133.0	3.2%	4.7 years

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
U.S. treasury bonds	$8.9	$0.5	$—	$9.4	2.4%	3.7 years
U.S. agency bonds – mortgage-backed	1,313.8	19.2	(10.6)	1,322.4	2.9%	3.7 years
U.S. agency bonds – other	7.2	0.8	—	8.0	5.0%	6.1 years
Non-U.S. government and supranational bonds	54.5	0.3	(3.1)	51.7	2.0%	3.1 years
Commercial mortgage-backed securities	52.3	2.4	—	54.7	3.5%	6.3 years
Corporate bonds	1,831.4	89.2	(25.3)	1,895.3	4.0%	5.1 years
Municipal bonds	62.2	3.7	—	65.9	4.2%	7.9 years
Short-term investments	49.5	—	—	49.5	0.4%	0.3 years
Cash and cash equivalents	392.5	—	—	392.5	0.2%	0.0 years
Total	$3,772.3	$116.1	$(39.0)	$3,849.4	3.1%	4.1 years
*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following summarizes the fair value by contractual maturity of our AFS fixed maturity investment portfolio:

	June 30, 2015		December 31, 2014
	($ in Millions)	% of Total	($ in Millions)	% of Total
Due in one year or less	$121.9	3.2%	$74.6	2.2%
Due after one year through five years	595.5	15.6%	563.1	16.3%
Due after five years through ten years	1,557.0	40.7%	1,403.4	40.6%
Due after ten years	49.5	1.3%	38.7	1.1%
	2,323.9	60.8%	2,079.8	60.2%
Mortgage-backed	1,493.2	39.0%	1,377.1	39.8%
Asset-backed	6.8	0.2%	—	—%
Total AFS fixed maturities	$3,823.9	100.0%	$3,456.9	100.0%

Substantially all of our U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio are as follows:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$116.4	8.2%	$75.8	5.7%
FNMA – fixed rate	767.7	54.3%	657.2	49.4%
FNMA – variable rate	24.2	1.7%	26.5	2.0%
FHLMC – fixed rate	472.9	33.4%	555.3	41.7%
FHLMC – variable rate	7.1	0.5%	7.6	0.6%
Total RMBS	1,388.3	98.1%	1,322.4	99.4%
Total U.S. agency bonds - mortgage-backed	1,388.3	98.1%	1,322.4	99.4%
Non-MBS fixed rate U.S. agency bonds	27.3	1.9%	8.0	0.6%
Total U.S. agency bonds	$1,415.6	100.0%	$1,330.4	100.0%

The following provides a summary of changes in fair value associated with our U.S. agency bonds – mortgage-backed portfolio:

For the Three Months Ended June 30,	2015	2014
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,172.6	$1,235.5
Purchases	356.6	—
Sales and paydowns	(123.8)	(40.6)
Net realized gains (losses) on sales – included in net income	—	—
Change in net unrealized (gains) losses – included in other comprehensive income	(15.6)	18.4
Amortization of bond premium and discount	(1.5)	(0.7)
Ending balance	$1,388.3	$1,212.6

For the Six Months Ended June 30,	2015	2014
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,322.4	$1,262.7
Purchases	356.6	—
Sales and paydowns	(285.3)	(75.2)
Net realized gains (losses) on sales – included in net income	0.1	—
Change in net unrealized (gains) losses – included in other comprehensive income	(2.9)	26.2
Amortization of bond premium and discount	(2.6)	(1.1)
Ending balance	$1,388.3	$1,212.6

Our total Agency MBS portfolio represents 36.3% of our AFS fixed maturity investments at June 30, 2015. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At June 30, 2015 and December 31, 2014, 97.9% and 98.2%, respectively of our AFS fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings are as follows:

	Ratings*
June 30, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	2.1%	2.0%	27.5%	8.9%	0.4%	$887.7	40.9%
Industrials	—%	3.7%	16.5%	29.4%	3.3%	1,151.8	52.9%
Utilities/Other	—%	—%	0.8%	5.4%	—%	135.3	6.2%
Total Corporate bonds	2.1%	5.7%	44.8%	43.7%	3.7%	$2,174.8	100.0%

	Ratings*
December 31, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	4.2%	2.1%	29.9%	8.4%	0.4%	$853.8	45.0%
Industrials	—%	2.9%	12.0%	29.3%	2.9%	892.1	47.1%
Utilities/Other	—%	—%	2.6%	5.3%	—%	149.4	7.9%
Total Corporate bonds	4.2%	5.0%	44.5%	43.0%	3.3%	$1,895.3	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

During the three and six months ended June 30, 2015, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we are approaching our maximum allocation to those securities as a percentage of the total fixed maturities portfolio.

The Company’s 10 largest corporate holdings, 91.4% of which are in the Financial Institutions sector are as follows:

June 30, 2015	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.9	1.0%	A-
Citigroup FLT, Due 06/09/2016 (1)	26.9	0.7%	BBB+
BNP Paribas, 5.0% Due 01/15/2021	21.1	0.6%	A+
Barclays Bank PLC NY FLT, Due 02/24/2020 (1)	20.1	0.6%	A-
Bear Stearns FLT, Due 11/21/2016 (1)	20.0	0.5%	A
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.5%	A
JP Morgan Chase & Co. FLT, Due 6/13/2016 (1)	20.0	0.5%	A
General Electric Capital, 3.10% Due 1/9/2023	19.9	0.5%	AA+
Rabobank, 3.88% Due 02/08/2022	19.9	0.5%	A+
Vale Overseas Ltd. 4.38% Due 1/11/2022	19.5	0.5%	BBB
Total	$227.3	5.9%
*Based on S&P, or equivalent, ratings
(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Non-U.S. dollar denominated corporate bonds	$334.8	90.5%	$351.9	87.2%
Non-U.S. government and supranational bonds	35.2	9.5%	51.7	12.8%
Total non-U.S. dollar AFS fixed maturities	$370.0	100.0%	$403.6	100.0%

These non-U.S. dollar AFS fixed maturities were invested in the following currencies:

	June 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$311.1	84.1%	$339.5	84.1%
British Pound	46.2	12.5%	47.8	11.8%
Swedish Krona	5.9	1.6%	7.0	1.7%
Australian Dollar	4.2	1.1%	7.1	1.8%
All other	2.6	0.7%	2.2	0.6%
Total non-U.S. dollar AFS fixed maturities	$370.0	100.0%	$403.6	100.0%

The net decrease in non-U.S denominated AFS fixed maturities is primarily due to the strengthening of the U.S. dollar versus the euro. We do not have any government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at June 30, 2015 and December 31, 2014. At both June 30, 2015 and December 31, 2014, 100.0% of the Company's non-U.S. government issuers were rated A+ or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

	June 30, 2015		December 31, 2014
Ratings*	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$33.9	10.1%	$62.1	17.6%
AA+, AA, AA-	18.0	5.4%	26.6	7.6%
A+, A, A-	185.9	55.5%	181.3	51.5%
BBB+, BBB, BBB-	95.8	28.6%	80.6	22.9%
BB+ or lower	1.2	0.4%	1.3	0.4%
Total non-U.S. dollar denominated corporate bonds	$334.8	100.0%	$351.9	100.0%
*Based on S&P, or equivalent, ratings

The Company does not employ any credit default protection against any of our non-U.S. dollar denominated government, supranational or corporate bonds.

Other Changes in Financial Position

The following summarizes other changes in our financial position:

	June 30, 2015	December 31, 2014	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$600.2	$513.0	$87.2	17.0%
Reinsurance recoverable on unpaid losses	91.4	75.9	15.5	20.4%
Deferred commission and other acquisition expenses	443.2	372.5	70.7	19.0%
Reserve for loss and loss adjustment expenses	2,459.3	2,271.3	188.0	8.3%
Unearned premiums	1,483.9	1,207.8	276.1	22.9%

Capital Resources

Refer to the ‘Liquidity and Capital Resources’ section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,583.7 million at June 30, 2015, a net decrease of $17.0 million, or 1.1%, from December 31, 2014.

The movement in total capital resources is as follows:

	June 30, 2015	December 31, 2014	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	908.7	925.7	(17.0)	(1.8)%
Total Maiden shareholders' equity	1,223.7	1,240.7	(17.0)	(1.4)%
Senior Notes	360.0	360.0	—	—%
Total capital resources	$1,583.7	$1,600.7	$(17.0)	(1.1)%

The major factors contributing to the net decrease in capital resources were as follows:

Maiden shareholders' equity

Maiden shareholders' equity at June 30, 2015 decreased by $17.0 million, or 1.4%, compared to December 31, 2014 primarily due to:

•
decrease in AOCI of $54.4 million. This decrease arose due to: 1) decrease in AOCI of $63.5 million which arose from the decline in our U.S. dollar denominated investment portfolio of $28.2 million relating to market price movements and the decline in our non-U.S. dollar denominated investment portfolio of $35.0 million. The decline in our non-U.S. dollar denominated investment portfolio was $19.6 million as a result of the strengthening of the U.S. dollar and $15.4 million as a result of market price movements during the six months ended June 30, 2015. Furthermore, we have $0.3 million unrealized losses on our Other Investments. See "Liquidity and Capital Resources - Investments" on page 51 for further information; offset by 2) increase in the cumulative translation adjustment of $9.1 million due to the effect of the appreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non- U.S. dollar denominated AFS fixed maturities);

•
increase in shares repurchased for treasury of $0.7 million which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares; and

•	dividends declared of $31.2 million on the Company’s common and preference shares during the six months ended June 30, 2015.

These decreases were offset by the following:

•	net income of $65.1 million. See "Results of Operations - Net Income" on page 42 for a discussion of the Company’s net income for the six months ended June 30, 2015: and

•	increase in additional paid in capital of $4.2 million resulting from share based compensation transactions.
On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.

Senior Notes

There were no changes in the Company’s Senior Notes at June 30, 2015 compared to December 31, 2014 and the Company did not enter into any short-term borrowing arrangements during the three and six months ended June 30, 2015. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s Senior Notes.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, on November 8, 2013, we filed a universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities in an amount up to $300 million less issuances after that date. To date, we have issued $152.5 million of securities under this filing and therefore, we may, from time to time, issue up to an additional $147.5 million in securities pursuant to the shelf registration statement or otherwise pursuant to private offerings. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

Financial Strength Ratings

On July 27, 2015, S&P revised the outlook of the Company, and its subsidiaries, from negative to stable and also affirmed the Company's and subsidiaries respective financial strength ratings. There are no other changes to the financial strength ratings from the "Financial Strength Ratings" as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At June 30, 2015, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At June 30, 2015, no such hedges or hedging strategies were in force or had been entered into.

Assets and liabilities of subsidiaries and divisions whose functional currency is not the U.S. Dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses are translated at average exchange rates during the period. The net effect of the translation adjustments is included in accumulated other comprehensive income ("AOCI"), net of applicable deferred income tax. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as “available for sale,” the change in exchange rates between the local currency in which the investments are denominated and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of AOCI, net of applicable deferred income tax.

We recorded net foreign exchange losses of $5.3 million as result of the weakening of the U.S. dollar for the three months ended June 30, 2015 and net foreign exchange gains of $2.5 million as result of the strengthening of the U.S. dollar for the six months ended June 30, 2015, in particular versus the euro and British pound, compared to net foreign exchange gains $0.9 million and $1.0 million during the same periods in 2014, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Recent Accounting Pronouncements

See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" for a discussion on recently issued accounting pronouncements not yet adopted.

 Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that we will incur losses on our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates; changes in credit quality of issuers of investment securities and reinsurers; and foreign currency risk. See "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of Part II of the Annual Report on Form 10-K filed on March 13, 2015, for additional information related to our exposure to these risks. There are no material changes from the market risks previously disclosed in our Form 10-K for the year ended December 31, 2014.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2015, we had AFS fixed maturity securities with a fair value of $3.8 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at June 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity at June 30, 2015:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,463.0	$(360.9)	(29.5)%
100 basis point increase	3,636.9	(187.0)	(15.3)%
No change	3,823.9	—	—%
100 basis point decrease	4,021.9	198.0	16.2%
200 basis point decrease	4,222.2	398.3	32.5%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that increases of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures at June 30, 2015 have not changed materially compared to December 31, 2014. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. The table below summarizes the Company's fixed maturity investments by major rating category:

	June 30, 2015	December 31, 2014
Ratings*
AA+ or better	44.3%	46.0%
AA, AA-, A+, A, A-	28.6%	28.7%
BBB+, BBB, BBB-	25.0%	23.5%
BB+ or lower	2.1%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

At June 30, 2015, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on page 51), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.0% and 5.9% of the Company’s total fixed income securities fair value, respectively.

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

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AmTrust. Reinsurance balances receivable from the Company’s clients at June 30, 2015 were $600.2 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients, and the loan to related party in the case of AmTrust, against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2015.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $91.4 million at June 30, 2015 compared to $75.9 million at the end of December 31, 2014. Of these reinsurance recoverables, at June 30, 2015, $38.1 million or 41.7%, compared to $37.8 million or 49.8%, at December 31, 2014 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's reinsurance counterparties:

	June 30, 2015	December 31, 2014
A or better	94.6%	92.9%
A-	—%	5.6%
B++ or lower	5.4%	1.5%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the six months ended June 30, 2015, $133.5 million or 9.4%, of our net premiums written and $276.7 million or 11.3%, of our reserve for loss and loss adjustment expenses were transacted in euro.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general overview on the uncertain economic issues relating to the euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2015, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $7.1 million and $14.2 million, respectively.

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

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Executive Ownership and Sales. From time to time, some of the Company’s executives may determine that it is advisable to diversify their investments for personal financial planning reasons, or may seek liquidity for other reasons, and may sell common shares of the Company in the open market, in private transactions or to the Company. To effect such sales, some of the Company’s executives have entered into, and may in the future enter into, trading plans designed to comply with the Company’s Insider Trading and Outside Investments Policy and the provisions of Rule 10b5-1 under the Securities Exchange Act of 1934. The trading plans will not reduce any of the executives’ ownership of the Company’s shares below the applicable executive stock ownership guidelines. The Company does not undertake any obligation to report Rule 10b5-1 plans that may be adopted by any employee or director of the Company in the future, or to report any modifications or termination of any publicly announced plan.

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

MAIDEN HOLDINGS, LTD.
By:
August 10, 2015		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer