Form 10-Q
period 2015-09-30
Maiden Holdings, Ltd.
filed 2015-11-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the number of the Registrant's Common Stock ($.01 par value) outstanding was 73,690,640.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2015: $3,291,365; 2014: $3,379,864)	$3,288,510	$3,456,904
Fixed maturities, held-to-maturity, at amortized cost (fair value 2015: $610,994; 2014: $0)	608,510	—
Other investments, at fair value (cost 2015: $10,725; 2014: $10,862)	11,472	12,571
Total investments	3,908,492	3,469,475
Cash and cash equivalents	117,551	108,119
Restricted cash and cash equivalents	315,504	284,381
Accrued investment income	30,398	27,524
Reinsurance balances receivable, net (includes $233,869 and $267,490 from related parties in 2015 and 2014, respectively)	492,685	512,996
Reinsurance recoverable on unpaid losses (includes $2,421 and $3,845 from related parties in 2015 and 2014, respectively)	93,116	75,873
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses, net (includes $337,472 and $285,227 from related parties in 2015 and 2014, respectively)	428,817	372,487
Goodwill and intangible assets, net	87,343	87,336
Other assets	114,625	57,926
Total assets	$5,756,506	$5,164,092
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,424,599 and $1,167,041 from related parties in 2015 and 2014, respectively)	$2,538,217	$2,271,292
Unearned premiums (includes $1,123,326 and $914,087 from related parties in 2015 and 2014, respectively)	1,439,637	1,207,757
Accrued expenses and other liabilities	112,805	83,877
Liability for securities purchased	84,065	—
Senior notes	360,000	360,000
Total liabilities	4,534,724	3,922,926
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value: 74,705,285 and 73,900,889 shares issued in 2015 and 2014, respectively; 73,690,640 and 72,932,702 shares outstanding in 2015 and 2014, respectively)	747	739
Additional paid-in capital	584,036	578,445
Accumulated other comprehensive income	23,007	95,293
Retained earnings	301,796	255,084
Treasury shares, at cost (1,014,645 and 968,187 shares in 2015 and 2014, respectively)	(4,521)	(3,867)
Total Maiden shareholders’ equity	1,220,065	1,240,694
Noncontrolling interest in subsidiaries	1,717	472
Total equity	1,221,782	1,241,166
Total liabilities and equity	$5,756,506	$5,164,092
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Gross premiums written	$628,501	$622,861	$2,136,935	$1,905,251
Net premiums written	$599,153	$605,456	$2,025,754	$1,856,268
Change in unearned premiums	59,367	(13,014)	(180,495)	(212,700)
Net premiums earned	658,520	592,442	1,845,259	1,643,568
Other insurance revenue	2,177	2,423	9,408	10,427
Net investment income	32,843	29,520	96,260	85,469
Net realized gains on investment	1,216	310	2,327	975
Total other-than-temporary impairment losses	(1,060)	(1,189)	(1,060)	(1,189)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	(1,060)	(1,189)	(1,060)	(1,189)
Total revenues	693,696	623,506	1,952,194	1,739,250
Expenses:
Net loss and loss adjustment expenses	444,172	399,815	1,236,505	1,102,316
Commission and other acquisition expenses	197,639	166,246	551,678	469,730
General and administrative expenses	16,453	15,430	48,951	45,560
Interest and amortization expenses	7,266	7,266	21,796	22,692
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	—	—	—	28,240
Amortization of intangible assets	710	820	2,130	2,458
Foreign exchange and other gains	(1,427)	(483)	(4,062)	(1,555)
Total expenses	664,813	589,094	1,856,998	1,669,441
Income before income taxes	28,883	34,412	95,196	69,809
Income tax expense	368	486	1,636	1,907
Net income	28,515	33,926	93,560	67,902
Loss (income) attributable to noncontrolling interest	69	(43)	116	(109)
Net income attributable to Maiden shareholders	28,584	33,883	93,676	67,793
Dividends on preference shares	(6,085)	(6,085)	(18,253)	(18,253)
Net income attributable to Maiden common shareholders	$22,499	$27,798	$75,423	$49,540
Basic earnings per share attributable to Maiden common shareholders	$0.31	$0.38	$1.03	$0.68
Diluted earnings per share attributable to Maiden common shareholders	$0.30	$0.36	$0.99	$0.67
Dividends declared per common share	$0.13	$0.11	$0.39	$0.33

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$28,515	$33,926	$93,560	$67,902
Other comprehensive income (loss), before tax
Net unrealized holding (losses) gains on available-for-sale fixed maturities arising during the period	(17,191)	(47,735)	(80,725)	43,498
Portion of other-than-temporary impairment losses recognized in other comprehensive income, net of deferred tax	—	—	—	—
Adjustment for reclassification of net realized (gains) losses recognized in net income	(11)	26	(5)	538
Foreign currency translation adjustment	(741)	16,953	8,316	17,430
Other comprehensive (loss) income, before tax	(17,943)	(30,756)	(72,414)	61,466
Income tax benefit (expense) related to components of other comprehensive income	18	7	82	(52)
Other comprehensive (loss) income, after tax	(17,925)	(30,749)	(72,332)	61,414
Comprehensive income	10,590	3,177	21,228	129,316
Net loss (income) attributable to noncontrolling interest	69	(43)	116	(109)
Other comprehensive (income) loss attributable to noncontrolling interest	(1)	42	46	45
Comprehensive loss (income) attributable to noncontrolling interest	68	(1)	162	(64)
Comprehensive income attributable to Maiden shareholders	$10,658	$3,176	$21,390	$129,252

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2015	2014
Preference shares
Beginning balance	$315,000	$315,000
Ending balance	315,000	315,000
Common shares
Beginning balance	739	736
Exercise of options and issuance of shares	8	3
Ending balance	747	739
Additional paid-in capital
Beginning balance	578,445	574,522
Exercise of options and issuance of common shares	3,072	462
Share-based compensation expense	2,519	2,454
Ending balance	584,036	577,438
Accumulated other comprehensive income
Beginning balance	95,293	25,784
Change in net unrealized (losses) gains on investments, net of reclassification adjustment and deferred income tax expense	(80,648)	43,984
Foreign currency translation adjustments	8,362	17,475
Ending balance	23,007	87,243
Retained earnings
Beginning balance	255,084	211,602
Net income attributable to Maiden shareholders	93,676	67,793
Dividends on preference shares	(18,253)	(18,253)
Dividends on common shares	(28,711)	(24,079)
Ending balance	301,796	237,063
Treasury shares
Beginning balance	(3,867)	(3,801)
Shares repurchased for treasury	(654)	(66)
Ending balance	(4,521)	(3,867)
Noncontrolling interest in subsidiaries
Beginning balance	472	452
Acquisition of subsidiary	1,710	—
Dividend paid to noncontrolling interest	(303)	(42)
(Loss) income attributable to noncontrolling interest	(116)	109
Foreign currency translation adjustments	(46)	(45)
Ending balance	1,717	474
Total equity	$1,221,782	$1,214,090

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2015	2014
Cash flows from operating activities:
Net income	$93,560	$67,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles	2,958	3,306
Net realized gains on investment	(2,327)	(975)
Net impairment losses recognized in earnings	1,060	1,189
Foreign exchange and other gains	(4,062)	(1,555)
Amortization of share-based compensation expense, bond premium and discount, debt discount and issuance costs and accelerated amortization of Junior Subordinated Debt discount and issuance cost	4,119	35,032
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	14,093	35,514
Reinsurance recoverable on unpaid losses	(17,374)	1,857
Accrued investment income	(3,110)	(1,943)
Deferred commission and other acquisition expenses	(57,838)	(65,235)
Other assets	(64,512)	17,510
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	291,123	224,519
Unearned premiums	238,726	202,624
Accrued expenses and other liabilities	28,942	(12,773)
Net cash provided by operating activities	525,358	506,972
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(1,095,162)	(599,440)
Purchases of other investments	(144)	(6,551)
Proceeds from sales of fixed maturities – available-for-sale	116,093	114,007
Proceeds from maturities and calls of fixed maturities	467,910	236,372
Proceeds from redemption of other investments	344	679
Decrease (increase) in restricted cash and cash equivalents, net	41,022	(143,485)
Other, net	(715)	(853)
Net cash used in investing activities	(470,652)	(399,271)
Cash flows from financing activities:
Repayment of Junior Subordinated Debt	—	(152,500)
Common share issuance	3,080	465
Dividends paid to common shareholders	(28,616)	(24,050)
Dividends paid to preference shareholders	(18,253)	(18,253)
Net cash used in financing activities	(43,789)	(194,338)
Effect of exchange rate changes on foreign currency cash	(1,485)	(814)
Net increase (decrease) in cash and cash equivalents	9,432	(87,451)
Cash and cash equivalents, beginning of period	108,119	139,833
Cash and cash equivalents, end of period	$117,551	$52,382

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

2. Significant Accounting Policies

There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014 with the exception of the following:

Investments - Fixed maturities

Fixed maturities are classified as either available-for-sale ("AFS") or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value. The HTM portfolio includes securities for which we have the ability and intent to hold to maturity or redemption and is reported at amortized cost.

Recently Issued Accounting Standards Not Yet Adopted

Simplifying the Presentation of Debt Issuance Costs

In April 2015 the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03 which changes the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present such cost in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of such costs shall be reported as an interest expense. For public business entities, this guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2015. Early adoption is permitted and the Company will be required to apply this new guidance retrospectively to all prior periods presented. The Company will also be required, in the year of adoption (and in interim periods within that year) to provide certain disclosures about the change in accounting principle, including the nature of and reason for the change, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial line items (that is, debt issuance cost asset and the debt liability). The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

Disclosures about Short-Duration Contracts

In May 2015 the FASB issued ASU 2015-09 which is aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The new disclosures are required for short-duration insurance contracts issued by insurers. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied retrospectively by providing comparative disclosures for each period presented. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s statements of operations and financial position.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015 the FASB issued ASU No. 2015-07 which removes the requirement to categorize all investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. ASU 2015-07 also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient, unless the entity has elected to measure the fair value using that practical expedient. For public business entities, this guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Earlier application is permitted. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s statements of operations and financial position.

3. Segment Reporting

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Refer to "Business - Our Reportable Segments" section included under Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a detailed discussion about these segments.

The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments and prepaid reinsurance premiums. All remaining assets are allocated to Corporate. Fee-generating business is considered part of the underwriting operations of the Company and is reported as "Other insurance revenue" in the unaudited Condensed Consolidated Statements of Income.

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended September 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$174,307	$454,194	$—	$628,501
Net premiums written	$163,710	$435,443	$—	$599,153
Net premiums earned	$193,207	$465,313	$—	$658,520
Other insurance revenue	2,177	—	—	2,177
Net loss and loss adjustment expenses	(142,468)	(297,780)	(3,924)	(444,172)
Commission and other acquisition expenses	(51,714)	(146,008)	83	(197,639)
General and administrative expenses	(9,010)	(752)	—	(9,762)
Underwriting income (loss)	$(7,808)	$20,773	$(3,841)	$9,124
Reconciliation to net income
Net investment income and realized gains on investment				34,059
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(7,266)
Amortization of intangible assets				(710)
Foreign exchange and other gains				1,427
Other general and administrative expenses				(6,691)
Income tax expense				(368)
Net income				$28,515

Net loss and loss adjustment expense ratio (1)	72.9%	63.9%		67.2%
Commission and other acquisition expense ratio (2)	26.5%	31.4%		29.9%
General and administrative expense ratio (3)	4.6%	0.2%		2.5%
Combined ratio (4)	104.0%	95.5%		99.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended September 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$236,864	$385,923	$74	$622,861
Net premiums written	$219,576	$385,923	$(43)	$605,456
Net premiums earned	$233,022	$359,065	$355	$592,442
Other insurance revenue	2,423	—	—	2,423
Net loss and loss adjustment expenses	(166,342)	(233,166)	(307)	(399,815)
Commission and other acquisition expenses	(56,878)	(109,241)	(127)	(166,246)
General and administrative expenses	(8,683)	(695)	(193)	(9,571)
Underwriting income (loss)	$3,542	$15,963	$(272)	$19,233
Reconciliation to net income
Net investment income and realized gains on investment				29,830
Net impairment losses recognized in earnings				(1,189)
Interest and amortization expenses				(7,266)
Amortization of intangible assets				(820)
Foreign exchange and other gains				483
Other general and administrative expenses				(5,859)
Income tax expense				(486)
Net income				$33,926

Net loss and loss adjustment expense ratio (1)	70.7%	64.9%		67.2%
Commission and other acquisition expense ratio (2)	24.2%	30.4%		27.9%
General and administrative expense ratio (3)	3.6%	0.3%		2.7%
Combined ratio (4)	98.5%	95.6%		97.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$631,294	$1,505,642	$(1)	$2,136,935
Net premiums written	$602,693	$1,423,060	$1	$2,025,754
Net premiums earned	$570,694	$1,274,563	$2	$1,845,259
Other insurance revenue	9,408	—	—	9,408
Net loss and loss adjustment expenses	(417,846)	(811,016)	(7,643)	(1,236,505)
Commission and other acquisition expenses	(152,332)	(399,291)	(55)	(551,678)
General and administrative expenses	(27,737)	(2,261)	—	(29,998)
Underwriting income (loss)	$(17,813)	$61,995	$(7,696)	$36,486
Reconciliation to net income
Net investment income and realized gains on investment				98,587
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(21,796)
Amortization of intangible assets				(2,130)
Foreign exchange and other gains				4,062
Other general and administrative expenses				(18,953)
Income tax expense				(1,636)
Net income				$93,560

Net loss and loss adjustment expense ratio (1)	72.0%	63.6%		66.7%
Commission and other acquisition expense ratio (2)	26.3%	31.3%		29.7%
General and administrative expense ratio (3)	4.8%	0.2%		2.7%
Combined ratio (4)	103.1%	95.1%		99.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$729,154	$1,176,957	$(860)	$1,905,251
Net premiums written	$681,690	$1,176,957	$(2,379)	$1,856,268
Net premiums earned	$635,251	$988,913	$19,404	$1,643,568
Other insurance revenue	10,427	—	—	10,427
Net loss and loss adjustment expenses	(439,329)	(645,358)	(17,629)	(1,102,316)
Commission and other acquisition expenses	(164,850)	(298,236)	(6,644)	(469,730)
General and administrative expenses	(28,104)	(1,847)	(580)	(30,531)
Underwriting income (loss)	$13,395	$43,472	$(5,449)	$51,418
Reconciliation to net income
Net investment income and realized gains on investment				86,444
Net impairment losses recognized in earnings				(1,189)
Interest and amortization expenses				(22,692)
Accelerated amortization of Junior Subordinated Debt discount and issuance cost				(28,240)
Amortization of intangible assets				(2,458)
Foreign exchange and other gains				1,555
Other general and administrative expenses				(15,029)
Income tax expense				(1,907)
Net income				$67,902

Net loss and loss adjustment expense ratio (1)	68.0%	65.3%		66.6%
Commission and other acquisition expense ratio (2)	25.5%	30.2%		28.4%
General and administrative expense ratio (3)	4.4%	0.1%		2.8%
Combined ratio (4)	97.9%	95.6%		97.8%

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables summarize the total assets of our reportable segments including the reconciliation to our consolidated assets at September 30, 2015 and December 31, 2014:

September 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,653,714	$3,356,927	$5,010,641
Corporate assets	—	—	745,865
Total Assets	$1,653,714	$3,356,927	$5,756,506

December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,624,664	$2,640,488	$4,265,152
Corporate assets	—	—	898,940
Total Assets	$1,624,664	$2,640,488	$5,164,092

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three and nine months ended September 30, 2015 and 2014:

For the Three Months Ended September 30,	2015		2014
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$29,574	4.9%	$36,991	6.1%
Casualty	101,191	16.9%	149,067	24.6%
Accident and Health	12,918	2.2%	7,061	1.2%
International	20,027	3.3%	26,457	4.4%
Total Diversified Reinsurance	163,710	27.3%	219,576	36.3%
AmTrust Reinsurance
Small Commercial Business	231,416	38.6%	211,986	35.0%
Specialty Program	86,612	14.5%	57,035	9.4%
Specialty Risk and Extended Warranty	117,415	19.6%	116,902	19.3%
Total AmTrust Reinsurance	435,443	72.7%	385,923	63.7%
Other	—	—%	(43)	—%
	$599,153	100.0%	$605,456	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended September 30,	2015		2014
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$39,593	6.0%	$45,030	7.6%
Casualty	115,646	17.6%	150,876	25.5%
Accident and Health	14,093	2.1%	9,001	1.5%
International	23,875	3.6%	28,115	4.7%
Total Diversified Reinsurance	193,207	29.3%	233,022	39.3%
AmTrust Reinsurance
Small Commercial Business	257,296	39.1%	202,151	34.1%
Specialty Program	80,302	12.2%	40,654	6.9%
Specialty Risk and Extended Warranty	127,715	19.4%	116,260	19.6%
Total AmTrust Reinsurance	465,313	70.7%	359,065	60.6%
Other	—	—%	355	0.1%
	$658,520	100.0%	$592,442	100.0%

For the Nine Months Ended September 30,	2015		2014
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$128,482	6.3%	$126,680	6.8%
Casualty	359,530	17.8%	428,648	23.1%
Accident and Health	53,483	2.7%	32,178	1.7%
International	61,198	3.0%	94,184	5.1%
Total Diversified Reinsurance	602,693	29.8%	681,690	36.7%
AmTrust Reinsurance
Small Commercial Business	857,617	42.3%	663,766	35.8%
Specialty Program	262,068	12.9%	145,162	7.8%
Specialty Risk and Extended Warranty	303,375	15.0%	368,029	19.8%
Total AmTrust Reinsurance	1,423,060	70.2%	1,176,957	63.4%
Other	1	—%	(2,379)	(0.1)%
Total	$2,025,754	100.0%	$1,856,268	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30,	2015		2014
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$112,878	6.1%	$128,458	7.8%
Casualty	350,549	19.0%	398,148	24.2%
Accident and Health	41,361	2.2%	29,261	1.8%
International	65,906	3.6%	79,384	4.9%
Total Diversified Reinsurance	570,694	30.9%	635,251	38.7%
AmTrust Reinsurance
Small Commercial Business	734,731	39.8%	537,810	32.7%
Specialty Program	210,690	11.4%	118,459	7.2%
Specialty Risk and Extended Warranty	329,142	17.9%	332,644	20.2%
Total AmTrust Reinsurance	1,274,563	69.1%	988,913	60.1%
Other	2	—%	19,404	1.2%
	$1,845,259	100.0%	$1,643,568	100.0%

4. Investments

(a) Fixed Maturities and Other Investments

During the third quarter of 2015, we designated fixed maturities with a total fair value of $608,722 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through Other Comprehensive Income over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount.

The original or amortized cost, estimated fair value and gross unrealized gains and losses of investment in fixed maturities and other investments as of September 30, 2015 and December 31, 2014 are as follows:

September 30, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$6,654	$405	$(3)	$7,056
U.S. agency bonds – mortgage-backed	1,302,878	24,516	(3,892)	1,323,502
U.S. agency bonds – other	28,705	739	—	29,444
Non-U.S. government and supranational bonds	33,650	—	(4,142)	29,508
Commercial mortgage-backed securities	123,944	3,203	(6)	127,141
Collateralized loan obligations	53,411	49	(341)	53,119
Corporate bonds	1,679,952	46,375	(73,507)	1,652,820
Municipal bonds	62,171	3,749	—	65,920
Total AFS fixed maturities	3,291,365	79,036	(81,891)	3,288,510
HTM fixed maturities:
Corporate bonds	608,510	5,181	(2,697)	610,994
Total HTM fixed maturities	608,510	5,181	(2,697)	610,994
Other investments	10,725	1,072	(325)	11,472
Total investments	$3,910,600	$85,289	$(84,913)	$3,910,976

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

	AFS fixed maturities		HTM fixed maturities
September 30, 2015	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$116,221	$116,438	$—	$—
Due after one year through five years	513,002	523,065	68,026	68,395
Due after five years through ten years	1,122,293	1,081,898	540,484	542,599
Due after ten years	59,616	63,347	—	—
	1,811,132	1,784,748	608,510	610,994
U.S. agency bonds – mortgage-backed	1,302,878	1,323,502	—	—
Commercial mortgage-backed securities	123,944	127,141	—	—
Collateralized loan obligations	53,411	53,119	—	—
Total fixed maturities	$3,291,365	$3,288,510	$608,510	$610,994

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
September 30, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$1,133	$(3)	$—	$—	$1,133	$(3)
U.S. agency bonds – mortgage-backed	124,702	(520)	164,168	(3,372)	288,870	(3,892)
Non–U.S. government and supranational bonds	4,948	(143)	24,561	(3,999)	29,509	(4,142)
Commercial mortgage-backed securities	2,990	(6)	—	—	2,990	(6)
Collateralized loan obligations	32,578	(341)	—	—	32,578	(341)
Corporate bonds	667,446	(35,491)	259,064	(40,713)	926,510	(76,204)
Total temporarily impaired fixed maturities	833,797	(36,504)	447,793	(48,084)	1,281,590	(84,588)
Other investments	4,675	(325)	—	—	4,675	(325)
Total	$838,472	$(36,829)	$447,793	$(48,084)	$1,286,265	$(84,913)

As of September 30, 2015, there were approximately 197 securities in an unrealized loss position with a fair value of $1,286,265 and unrealized losses of $84,913. Of these securities, there are 70 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $447,793 and unrealized losses of $48,084.

	Less than 12 Months		12 Months or more		Total
December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$84,264	$(806)	$441,601	$(9,782)	$525,865	$(10,588)
Non–U.S. government and supranational bonds	43,712	(2,822)	2,522	(306)	46,234	(3,128)
Corporate bonds	397,173	(14,485)	143,894	(10,810)	541,067	(25,295)
Total	$525,149	$(18,113)	$588,017	$(20,898)	$1,113,166	$(39,011)

As of December 31, 2014, there were approximately 141 securities in an unrealized loss position with a fair value of $1,113,166 and unrealized losses of $39,011. Of these securities, there are 46 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $588,017 and unrealized losses of $20,898.

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its investment portfolio in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. OTTI is required to be recorded in net income if management has the intent to sell the security or it is more likely than not that we will be required to sell the security before the recovery of its amortized cost. Further, in cases where we do not intend to sell the security and it is more likely than not that we will not be required to sell the security the Company must evaluate the security to determine the portion of the impairment, if any, related to credit losses. If a credit loss is determined, an OTTI is considered to have occurred and any portion of the OTTI related to credit losses must be reflected in net income.

Based on our qualitative and quantitative OTTI review of each security within our fixed maturity portfolio, at September 30, 2015, we have determined that there was a credit impairment in respect of one corporate bond. For the three and nine months ended September 30, 2015 and 2014, the Company recognized $1,060 and $1,189 of OTTI, respectively.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

The following summarizes the credit ratings of our fixed maturities:

Ratings* as of September 30, 2015	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$6,654	$7,056	0.2%
U.S. agency bonds	1,331,583	1,352,946	34.7%
AAA	159,924	163,556	4.2%
AA+, AA, AA-	238,929	241,062	6.2%
A+, A, A-	1,108,140	1,109,350	28.4%
BBB+, BBB, BBB-	940,444	928,019	23.8%
BB+ or lower	114,201	97,515	2.5%
Total	$3,899,875	$3,899,504	100.0%

Ratings* as of December 31, 2014	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$8,937	$9,360	0.3%
U.S. agency bonds	1,321,047	1,330,431	38.5%
AAA	193,280	202,973	5.9%
AA+, AA, AA-	116,936	120,679	3.5%
A+, A, A-	883,092	917,544	26.5%
BBB+, BBB, BBB-	794,244	814,039	23.5%
BB+ or lower	62,328	61,878	1.8%
Total	$3,379,864	$3,456,904	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

(b) Other Investments

The table below shows our portfolio of other investments:

	September 30, 2015		December 31, 2014
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investments in limited partnerships	$5,797	50.5%	$5,581	44.4%
Investment in quoted equity	4,675	40.8%	5,990	47.6%
Other	1,000	8.7%	1,000	8.0%
Total other investments	$11,472	100.0%	$12,571	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $642 at September 30, 2015.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(c) Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014:

For the Three Months Ended September 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$1,216	$—	$1,216
Net realized gains on investment	$1,216	$—	$1,216

For the Three Months Ended September 30, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$250	$—	$250
Other investments	60	—	60
Net realized gains on investment	$310	$—	$310

For the Nine Months Ended September 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$2,264	$—	$2,264
Other investments	63	—	63
Net realized gains on investment	$2,327	$—	$2,327

For the Nine Months Ended September 30, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$623	$—	$623
Other investments	352	—	352
Net realized gains on investment	$975	$—	$975

Proceeds from sales of AFS fixed maturities were $29,595 and $116,093 for the three and nine months ended September 30, 2015, respectively (September 30, 2014 - $4,040 and $114,007, respectively). Net unrealized gains were as follows:

	September 30, 2015	December 31, 2014
AFS fixed maturities	$(2,855)	$77,040
HTM fixed maturities	127	—
Other investments	747	1,709
Total net unrealized gains	(1,981)	78,749
Deferred income tax expense	(88)	(170)
Net unrealized gains, net of deferred income tax	$(2,069)	$78,579
Change in net unrealized gains, net of deferred income tax	$(80,648)	$43,851

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

	September 30, 2015	December 31, 2014
Restricted cash and cash equivalents – third party agreements	$81,227	$107,884
Restricted cash and cash equivalents – related party agreements	230,750	175,817
Restricted cash and cash equivalents – U.S. state regulatory authorities	3,527	680
Total restricted cash and cash equivalents	315,504	284,381
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2015 – $1,045,821; 2014 – $993,974)	1,047,973	1,014,878
Restricted investments – in trust for related party agreements at fair value (Amortized cost: 2015 – $2,351,794; 2014 – $1,769,083)	2,352,740	1,814,478
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2015 – $4,294; 2014 – $7,269)	4,601	7,606
Total restricted investments	3,405,314	2,836,962
Total restricted cash and cash equivalents and investments	$3,720,818	$3,121,343

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2015.

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

Collateralized loan obligations ("CLO") — These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CLO are observable market inputs, the fair value of the CLO is included in the Level 2 fair value hierarchy.

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

Reinsurance balances receivable — The carrying values reported in the accompanying condensed consolidated balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

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

We classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$7,056	$—	$—	$7,056
U.S. agency bonds – mortgage-backed	—	1,323,502	—	1,323,502
U.S. agency bonds – other	—	29,444	—	29,444
Non-U.S. government and supranational bonds	—	29,508	—	29,508
Commercial mortgage-backed securities	—	127,141	—	127,141
Collateralized loan obligations	—	53,119	—	53,119
Corporate bonds	—	1,652,820	—	1,652,820
Municipal bonds	—	65,920	—	65,920
Other investments	4,675	—	6,797	11,472
Total	$11,731	$3,281,454	$6,797	$3,299,982
As a percentage of total assets	0.2%	57.0%	0.1%	57.3%

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

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% of its fixed maturities at September 30, 2015 and December 31, 2014, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At September 30, 2015 and December 31, 2014, 0.1% of the fixed maturities are valued using the market approach. On both occasions, one security, or approximately $4,252 and $5,016, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2015 and December 31, 2014, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

Other investments: The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. For the unquoted other investments, the Company has $5,797, or 0.1%, of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

The following tables present changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	September 30, 2015	September 30, 2014
Balance at beginning of period	$6,906	$11,061
Total realized gains – included in net realized gains on investment	—	60
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	161	120
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	—	417
Sales and redemptions	(270)	(169)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,797	$11,489
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

	For the Nine Months Ended
Other investments:	September 30, 2015	September 30, 2014
Balance at beginning of period	$6,581	$5,092
Total realized gains – included in net realized gains on investment	63	352
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	353	173
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	144	6,551
Sales and redemptions	(344)	(679)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,797	$11,489
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

(d) Financial Instruments not measured at Fair Value

The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM - corporate bonds	$608,510	$610,994	$—	$—
Total financial assets	$608,510	$610,994	$—	$—
Financial Liabilities
MHNA - 8.25%	$107,500	$109,865	$107,500	$113,391
MHNB - 8.00%	100,000	105,600	100,000	106,320
MHNC - 7.75%	152,500	164,395	152,500	162,016
Total financial liabilities	$360,000	$379,860	$360,000	$381,727

6. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. The Founding Shareholders including Leah Karfunkel (wife of Michael Karfunkel) own or control approximately 20.3% of the outstanding shares of the Company. Michael Karfunkel is the non-executive chairman of the board of AmTrust Financial Services, Inc. ("AmTrust"), George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel, own or control approximately 51.2% of the outstanding shares of AmTrust. AmTrust owns 11.7% of the issued and outstanding shares of National General Holdings Corp. ("NGHC") common stock, and Michael Karfunkel individually and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) own a combined 43.2% of the outstanding common shares of NGHC. Michael Karfunkel is the chairman and chief executive officer of NGHC, and Barry Zyskind is a director of NGHC.

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

The Company recorded approximately $141,348 and $389,501 of ceding commission expense for the three and nine months ended September 30, 2015, respectively, (September 30, 2014 - $104,753 and $285,875, respectively) as a result of these quota share arrangements with AmTrust.

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

The OPL program was terminated on December 31, 2011 on a run-off basis and the NAXS program terminated on October 31, 2012. Maiden Specialty recorded $14 and $59 of ceded premiums and $0 and $3 ceding commission income for the three and nine months ended September 30, 2015, respectively, (September 30, 2014 - $66 and $151 of premiums ceded and $5 and $9 of ceding commission income, respectively).

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

As this program is currently in run-off, for the three and nine months ended September 30, 2015, Maiden US did not record any premiums earned or commission expense, respectively, (September 30, 2014 - $40 and $1,796 of premiums earned and $2 and $90 of commission expense, respectively).

Effective April 1, 2012, Maiden US entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). Maiden US shall indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. Maiden US shall be liable for the amount by which AmTrust NA's loss exceeds $1,000, but the liability of Maiden US shall not exceed $1,000 on any one policy and any one loss occurrence. The agreement provides AmTrust NA with fixed ceding commissions on net premiums written varying between 10% to 27.5% depending on the commission rate in the underlying policy. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three and nine months ended September 30, 2015, Maiden US recorded approximately $154 and $483 of net premiums earned and $35 and $117 of commission expense, respectively, (September 30, 2014 - $300 and $950 net premiums earned and $54 and $180 commission expense, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at September 30, 2015 and December 31, 2014 pursuant to a loan agreement. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum computed on the basis of a 360-day year on the loan.

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at September 30, 2015, was approximately $2,339,081 (December 31, 2014 - $1,691,970) and the accrued interest was $14,672 (December 31, 2014 - $10,413). Please refer to "Note 4. (d) Investments" for additional information.

b) European Hospital Liability Quota Share

AEL requested, in accordance with the agreement, that Maiden Bermuda provide collateral to secure its proportional share under the agreement. Please refer to "Note 4. (d) Investments" for additional information.

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $5,854 and $16,161 of reinsurance brokerage expense for the three and nine months ended September 30, 2015, respectively, (September 30, 2014 - $4,488 and $12,361, respectively) and deferred reinsurance brokerage of $14,037 at September 30, 2015 (December 31, 2014 - $11,423) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM") pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,518 and $4,455 of investment management fees for the three and nine months ended September 30, 2015, respectively, (September 30, 2014 - $1,325 and $3,814, respectively) as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreement. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and nine months ended September 30, 2015, the Company recorded an expense of $20 and $70, respectively, (September 30, 2014 - $36 and $60, respectively) for the use of the aircraft.

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

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continues to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire. As this agreement is now in run-off, Maiden Bermuda recorded no ceding commission expense for the three and nine months ended September 30, 2015 (September 30, 2014 - $95 and $6,513, respectively) as a result of this transaction.

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

Under the prior years agreements, Maiden US recorded approximately $218 and $328 of premiums earned for the three and nine months ended September 30, 2015, respectively, (September 30, 2014 - $43 and $132, respectively).

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

Maiden US recorded approximately $19 and $22 of premiums earned for the three and nine months ended September 30, 2015.

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended September 30,	2015	2014
Numerator:
Net income attributable to Maiden shareholders	$28,584	$33,883
Dividends on preference shares - Series A	(3,094)	(3,094)
Dividends on convertible preference shares - Series B	(2,991)	(2,991)
Amount allocated to participating common shareholders(1)	(17)	(33)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$22,482	$27,765
Potentially dilutive securities
Dividends on convertible preference shares- Series B	2,991	2,991
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$25,473	$30,756
Denominator:
Weighted average number of common shares outstanding – basic	73,638,980	72,888,024
Potentially dilutive securities:
Share options and restricted share units	1,294,767	1,335,888
Convertible preference shares	10,809,258	10,699,884
Adjusted weighted average number of common shares and assumed conversions – diluted	85,743,005	84,923,796
Basic earnings per share attributable to Maiden common shareholders:	$0.31	$0.38
Diluted earnings per share attributable to Maiden common shareholders:	$0.30	$0.36

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Earnings per Common Share (continued)

For the Nine Months Ended September 30,	2015	2014
Numerator:
Net income attributable to Maiden shareholders	$93,676	$67,793
Dividends on preference shares - Series A	(9,282)	(9,282)
Dividends on convertible preference shares - Series B	(8,971)	(8,971)
Amount allocated to participating common shareholders(1)	(59)	(62)
Numerator for basic EPS - Net income allocated to Maiden common shareholders	$75,364	$49,478
Potentially dilutive securities
Dividends on convertible preference shares(2)	8,971	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$84,335	$49,478
Denominator:
Weighted average number of common shares – basic	73,403,998	72,819,452
Potentially dilutive securities:
Share options and restricted share units	1,272,746	1,213,828
Convertible preference shares(2)	10,809,258	—
Adjusted weighted average number of common shares and assumed conversions – diluted	85,486,002	74,033,280
Basic earnings per share attributable to Maiden common shareholders:	$1.03	$0.68
Diluted earnings per share attributable to Maiden common shareholders(2):	$0.99	$0.67
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the nine months ended September 30, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after October 1, 2015 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 195,456, an increase of 31,359 common shares since July 1, 2015.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity
At September 30, 2015, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 74,705,285 common shares, of which 73,690,640 are outstanding, and issued 9,300,000 preference shares. The remaining 65,994,715 are undesignated at September 30, 2015. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Accumulated Other Comprehensive Income

The following table presents details about amounts reclassified from accumulated other comprehensive income ("AOCI"):

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Unrealized gains (losses) on available-for-sale securities		2015	2014	2015	2014
	Net realized gains (losses) on investment	$86	$147	$5	$(421)
	Net impairment losses recognized in earnings	(75)	(173)	—	(102)
	Total before tax	11	(26)	5	(523)
	Income tax expense	—	—	—	(15)
	Total after tax	$11	$(26)	$5	$(538)

The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$15,115	$25,722	$40,837
Other comprehensive loss before reclassifications	(17,173)	(741)	(17,914)
Amounts reclassified from AOCI to net income, net of tax	(11)	—	(11)
Net current period other comprehensive loss	(17,184)	(741)	(17,925)
Ending balance	(2,069)	24,981	22,912
Less: AOCI attributable to non controlling interest	—	(95)	(95)
Ending balance, Maiden shareholders	$(2,069)	$25,076	$23,007

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Shareholders' Equity (continued)

For the Three Months Ended September 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$126,414	$(8,450)	$117,964
Other comprehensive (loss) income before reclassifications	(47,728)	16,953	(30,775)
Amounts reclassified from AOCI to net income, net of tax	26	—	26
Net current period other comprehensive (loss) income	(47,702)	16,953	(30,749)
Ending balance	78,712	8,503	87,215
Less: AOCI attributable to non controlling interest	—	(28)	(28)
Ending balance, Maiden shareholders	$78,712	$8,531	$87,243

For the Nine Months Ended September 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(80,643)	8,316	(72,327)
Amounts reclassified from AOCI to net income, net of tax	(5)	—	(5)
Net current period other comprehensive (loss) income	(80,648)	8,316	(72,332)
Ending balance	(2,069)	24,981	22,912
Less: AOCI attributable to non controlling interest	—	(95)	(95)
Ending balance, Maiden shareholders	$(2,069)	$25,076	$23,007

For the Nine Months Ended September 30, 2014	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income before reclassifications	43,446	17,430	60,876
Amounts reclassified from AOCI to net income, net of tax	538	—	538
Net current period other comprehensive income	43,984	17,430	61,414
Ending balance	78,712	8,503	87,215
Less: AOCI attributable to non controlling interest	—	(28)	(28)
Ending balance, Maiden shareholders	$78,712	$8,531	$87,243

9. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Dividends Declared

On July 28, 2015, the Company's Board of Directors authorized the following quarterly dividend:

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

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect it to conclude in 2016. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

10. Subsequent Events

On October 1, 2015, the multi-year quota share reinsurance agreement between Maiden Bermuda and AII automatically renewed through June 30, 2019. The terms of the renewed contract remain unchanged. As stated in the quota share reinsurance agreement, notice of termination for the agreement must be received nine months prior to July 1, 2016 (i.e. by October 1, 2015). No such notice was issued by either party.

On November 4, 2015, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.14	January 15, 2016	January 1, 2016
Preference shares - Series A	$0.515625	December 15, 2015	December 1, 2015
Preference shares - Series B	$0.90625	December 15, 2015	December 1, 2015

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

While the business we write as part of our business model remains somewhat more insulated from these competitive conditions, we continue to experience residual pricing pressures as a result of these broader industry conditions. As market conditions evolve, we continue to maintain our adherence to disciplined underwriting by declining business when pricing, terms and conditions do not meet our underwriting and pricing standards. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.5 billion in 2014 while significantly enhancing our total capital resources. Most recently, effective January 1, 2015, we entered into a retrocessional quota share with a highly rated global insurer designed to provide capital to support future growth. Total capital resources are approximately $1.6 billion at September 30, 2015.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for further information.

Third quarter and nine months ended September 30, 2015 and 2014 Financial Highlights

For the Three Months Ended September 30,	2015	2014	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$28.5	$33.9	(15.9)%
Net income attributable to Maiden common shareholders	$22.5	$27.8	(19.1)%
Net operating earnings attributable to Maiden common shareholders(1)	$25.8	$29.3	(12.2)%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.31	$0.38	(18.4)%
Net operating earnings attributable to Maiden common shareholders(1)	$0.35	$0.40	(12.5)%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.30	$0.36	(16.7)%
Net operating earnings attributable to Maiden common shareholders(1)	$0.34	$0.38	(10.5)%
Dividends per common share	$0.13	$0.11	18.2%
Dividends per preference share - Series A	$0.515625	$0.515625	—%
Dividends per preference share - Series B	$0.90625	$0.90625	—%
Gross premiums written	$628.5	$622.9	0.9%
Net premiums earned	$658.5	$592.4	11.2%
Underwriting income (3)	$9.1	$19.2	(52.6)%
Net investment income	$32.8	$29.5	11.3%
Combined ratio(4)	99.6%	97.8%	1.8%
Annualized operating return on average common shareholders' equity(1)	11.3%	12.9%	(12.4)%

For the Nine Months Ended September 30,	2015	2014	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$93.5	$67.9	37.8%
Net income attributable to Maiden common shareholders	$75.4	$49.5	52.2%
Net operating earnings attributable to Maiden common shareholders(1)	$80.8	$83.1	(2.7)%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$1.03	$0.68	51.5%
Net operating earnings attributable to Maiden common shareholders(1)	$1.10	$1.14	(3.5)%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.99	$0.67	47.8%
Net operating earnings attributable to Maiden common shareholders(1)	$1.05	$1.09	(3.7)%
Dividends per common share	$0.39	$0.33	18.2%
Dividends per preference share - Series A	$1.54688	$1.54688	—%
Dividends per preference share - Series B	$2.71875	2.71875	—%
Gross premiums written	$2,136.9	$1,905.3	12.2%
Net premiums earned	$1,845.3	$1,643.6	12.3%
Underwriting income (3)	$36.5	$51.5	(29.0)%
Net investment income	$96.2	$85.4	12.6%
Combined Ratio(4)	99.1%	97.8%	1.3%
Annualized operating return on average common shareholders' equity(1)	11.8%	13.0%	(9.2)%

	September 30, 2015	December 31, 2014	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments and cash and cash equivalents(5)	$4,341.5	$3,862.0	12.4%
Total assets	$5,756.5	$5,164.1	11.5%
Reserve for loss and loss adjustment expenses	$2,538.2	$2,271.3	11.8%
Senior Notes	$360.0	$360.0	—%
Maiden common shareholders' equity	$905.1	$925.7	(2.2)%
Maiden shareholders' equity	$1,220.1	$1,240.7	(1.7)%
Total capital resources(6)	$1,580.1	$1,600.7	(1.3)%
Ratio of debt to total capital resources	22.8%	22.5%	1.3%

Book Value:
Book value per common share(7)	$12.28	$12.69	(3.2)%
Accumulated dividends per common share	2.61	2.22	17.6%
Book value per common share plus accumulated dividends	$14.89	$14.91	(0.1)%
Change in book value per common share plus accumulated dividends	$(0.02)

Diluted book value per common share(8)	$12.10	$12.47	(3.0)%

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

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded at September 30, 2015 and December 31, 2014, as they are anti-dilutive.

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

We exclude net realized and unrealized gains or losses on investment and foreign exchange and other gains or losses as we believe that they are heavily influenced in part by market opportunities and other factors. We do not believe amortization of intangible assets are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

For the three and nine months ended September 30, 2015, we also excluded certain non-recurring expenditures that are material to understanding our results of operations. In 2015 and 2014, non-recurring items excluded are the net impairment losses on investment recognized in earnings, loss and related activity from our run-off operations comprised of our former NGHC Quota Share segment and our divested U.S. excess & surplus business ("E&S"). In 2014, we excluded the accelerated amortization of the Junior Subordinated Debt discount and write off of the associated issuance costs. We also excluded the interest expense incurred on our 2013 Senior Notes prior to redemption of the outstanding Junior Subordinated Debt given the one time nature of the additional funding cost.

The following is a reconciliation of operating earnings attributable to Maiden common shareholders to its most closely related GAAP measure, net income attributable to Maiden common shareholders:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$22.5	$27.8	$75.4	$49.5
Add (subtract):
Net realized gains on investment	(1.2)	(0.3)	(2.3)	(1.0)
Net impairment losses recognized in earnings	1.1	1.2	1.1	1.2
Foreign exchange and other gains	(1.5)	(0.5)	(4.1)	(1.5)
Amortization of intangible assets	0.7	0.8	2.1	2.5
Divested E&S business and NGHC run-off	3.9	—	7.7	2.8
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the Junior Subordinated Debt	—	—	—	0.5
Accelerated amortization of Junior Subordinated Debt discount and issuance costs	—	—	—	28.2
Non-cash deferred tax expense	0.3	0.3	0.9	0.9
Net operating earnings attributable to Maiden common shareholders	$25.8	$29.3	$80.8	$83.1
Operating earnings per common share:
Basic operating earnings per common share	$0.35	$0.40	$1.10	$1.14
Diluted operating earnings per common share	$0.34	$0.38	$1.05	$1.09

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)
Net operating earnings attributable to Maiden common shareholders	$25.8	$29.3	$80.8	$83.1

Opening common shareholders’ equity	$908.7	$907.9	$925.7	$808.8
Ending common shareholders’ equity	$905.1	$898.6	$905.1	$898.6
Average common shareholders’ equity	$906.9	$903.3	$915.4	$853.7
Operating return on average common equity	11.3%	12.9%	11.8%	13.0%

The decrease in net operating earnings attributable to Maiden common shareholders of $3.5 million or 12.2%, and $2.3 million or 2.7%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively, caused the decrease in operating return on average common equity for the periods reported.

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At September 30, 2015, the book value per common share and diluted book value per common share decreased by 3.2% and 3.0% respectively, compared to December 31, 2014 (see "Liquidity and Capital Resources - Investments" on page 51 for further information).

Book value per common share and diluted book value per common share are computed as follows:

	September 30, 2015	December 31, 2014
	($ in Millions except per share data)
Ending common shareholders’ equity	$905.1	$925.7
Proceeds from assumed conversion of dilutive options	13.6	15.9
Numerator for diluted book value per common share calculation	$918.7	$941.6

Common shares outstanding	73,690,640	72,932,702
Shares issued from assumed conversion of dilutive options and restricted share units	2,230,043	2,590,394
Denominator for diluted book value per common share calculation	75,920,683	75,523,096

Book value per common share	$12.28	$12.69
Diluted book value per common share	$12.10	$12.47

The decrease in book value and diluted book value per share for the nine months ended September 30, 2015 was primarily due to lower ending common shareholders' equity at that date, the result of a decline in accumulated other comprehensive income ("AOCI") and a slightly higher share count.

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the the sum of total Maiden shareholders' equity and total debt. Ratio of Debt to Total Capital Resources is computed as follows:

	September 30, 2015	December 31, 2014
	($ in Millions)
Senior Notes	$360.0	$360.0
Maiden shareholders’ equity	1,220.1	1,240.7
Total capital resources	$1,580.1	$1,600.7
Ratio of debt to total capital resources	22.8%	22.5%

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

Results of Operations

Selected unaudited Condensed Consolidated Statements of Income data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Gross premiums written	$628.5	$622.9	$2,136.9	$1,905.3
Net premiums written	$599.2	$605.5	$2,025.8	$1,856.3
Net premiums earned	$658.5	$592.4	$1,845.2	$1,643.6
Other insurance revenue	2.2	2.4	9.4	10.4
Net loss and loss adjustment expense	(444.2)	(399.8)	(1,236.5)	(1,102.3)
Commission and other acquisition expenses	(197.6)	(166.2)	(551.6)	(469.7)
General and administrative expenses	(9.8)	(9.6)	(30.0)	(30.5)
Underwriting income	9.1	19.2	36.5	51.5
Other general and administrative expenses	(6.7)	(5.8)	(19.0)	(15.0)
Net investment income	32.8	29.5	96.2	85.4
Net realized gains on investments	1.2	0.3	2.3	1.0
Net impairment losses recognized in earnings	(1.1)	(1.2)	(1.1)	(1.2)
Accelerated amortization of Junior Subordinated Debt discount and issuance cost	—	—	—	(28.2)
Amortization of intangible assets	(0.7)	(0.8)	(2.1)	(2.5)
Foreign exchange and other gains	1.5	0.5	4.1	1.5
Interest and amortization expenses	(7.3)	(7.3)	(21.8)	(22.7)
Income tax expense	(0.3)	(0.5)	(1.6)	(1.9)
Net Income	28.5	33.9	93.5	67.9
Loss (income) attributable to noncontrolling interest	0.1	—	0.2	(0.1)
Dividend - Preference shares - Series A	(3.1)	(3.1)	(9.3)	(9.3)
Dividend - Preference shares - Series B	(3.0)	(3.0)	(9.0)	(9.0)
Net income attributable to Maiden common shareholders	$22.5	$27.8	$75.4	$49.5
Ratios
Net loss and loss adjustment expense ratio(1)	67.2%	67.2%	66.7%	66.6%
Commission and other acquisition expense ratio(2)	29.9%	27.9%	29.7%	28.4%
General and administrative expense ratio(3)	2.5%	2.7%	2.7%	2.8%
Expense ratio(4)	32.4%	30.6%	32.4%	31.2%
Combined ratio(5)	99.6%	97.8%	99.1%	97.8%

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

Net Income

Net income for the three and nine months ended September 30, 2015 was $28.5 million and $93.5 million compared to $33.9 million and $67.9 million for the same periods in 2014, respectively.

The decrease in net income for the three months ended September 30, 2015 compared to the same period in 2014 was due to lower underwriting income partially offset by higher investment income. Underwriting income was impacted by 1) adverse development on Maiden US commercial auto excess of loss business; 2) higher than expected catastrophe losses in our Diversified Reinsurance segment; and 3) adverse development in our run-off business, primarily from the NGHC Quota Share, which is included in our Other category, which is not a reportable segment. The impact of these reductions on our underwriting income were partially offset by the continued profitable growth in our AmTrust Reinsurance segment.

The increase in net income for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the Company recording in the first quarter of 2014 a non-recurring, non-cash charge of $28.2 million, which represented the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt.

Excluding this non-recurring, non-cash charge in 2014, net income for the nine months ended September 30, 2015, compared to the same period in 2014, decreased by $2.6 million or 2.7%, due to adverse development on Maiden US commercial auto excess of loss business included in the Diversified Reinsurance segment. The decrease in net income was substantially offset by the combination of higher investment income and continued profitable growth in our AmTrust Reinsurance segment for the nine months ended September 30, 2015 compared to the same period in 2014.

The following is a summary of the results of our operations for the three and nine months ended September 30, 2015, compared to the same periods in 2014:

Net Premiums Written

Net premiums written decreased by $6.3 million or 1.0%, for the three months ended September 30, 2015 and increased by $169.5 million or 9.1%, for the nine months ended September 30, 2015, compared to the same periods in 2014, respectively.

The decrease in net premiums written for the three months ended September 30, 2015, compared to the same period in 2014, was due to 1) the reduction in our Diversified Reinsurance premium from the loss of a large Maiden US customer as a result of its acquisition; 2) underwriting actions taken by Maiden US; and 3) adverse impact on our non-U.S. dollar denominated business due to the continued strengthening of the U.S. dollar in the Diversified Reinsurance segment's International component. The increase in net premiums written for the nine months ended September 30, 2015, compared to the same period in 2014, was primarily the result of continuing strong growth in business written in our AmTrust Reinsurance segment partially offset by the loss of business written in the Diversified Reinsurance segment discussed above. For both the three and nine months ended September 30, 2015, compared to the same periods in 2014, net premiums written were also reduced due to a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014.

The tables below compare net premiums written by our reportable segments, reconciled to the total net premiums written:

For the Three Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$163.7	27.3%	$219.6	36.3%	$(55.9)	(25.4)%
AmTrust Reinsurance	435.5	72.7%	385.9	63.7%	49.6	12.8%
Total	$599.2	100.0%	$605.5	100.0%	$(6.3)	(1.0)%

For the Nine Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$602.7	29.8%	$681.7	36.7%	$(79.0)	(11.6)%
AmTrust Reinsurance	1,423.1	70.2%	1,177.0	63.4%	246.1	20.9%
Total reportable segments	2,025.8	100.0%	1,858.7	100.1%	167.1	9.0%
Other	—	—%	(2.4)	(0.1)%	2.4	NM
Total	$2,025.8	100.0%	$1,856.3	100.0%	$169.5	9.1%

NM - not meaningful

The increase in net premiums written in our AmTrust Reinsurance segment, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, reflects AmTrust's continued expansion through a combination of acquisitions and ongoing organic growth offset by an unfavorable impact from foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 48 for further details.

Net premiums written in our Diversified Reinsurance segment decreased by $55.9 million or 25.4%, and $79.0 million or 11.6%, during the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. These reductions were due to declines in both our U.S. and International business as discussed above. Please refer to the analysis of our Diversified Reinsurance segment on page 46 for further details.

Net Premiums Earned

Net premiums earned increased by $66.1 million or 11.2%, and $201.6 million or 12.3%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The increase in net premiums earned was primarily the result of strong growth in our AmTrust Reinsurance segment offset by a reduction in the earned premiums in our Diversified Reinsurance segment and Other category.

The tables below compare net premiums earned by our reportable segments, reconciled to the total net premiums earned:

For the Three Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$193.2	29.3%	$233.0	39.3%	$(39.8)	(17.1)%
AmTrust Reinsurance	465.3	70.7%	359.1	60.6%	106.2	29.6%
Total reportable segments	658.5	100.0%	592.1	99.9%	66.4	11.2%
Other	—	—%	0.3	0.1%	(0.3)	NM
Total	$658.5	100.0%	$592.4	100.0%	$66.1	11.2%

For the Nine Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$570.7	30.9%	$635.3	38.7%	$(64.6)	(10.2)%
AmTrust Reinsurance	1,274.5	69.1%	988.9	60.1%	285.6	28.9%
Total reportable segments	1,845.2	100.0%	1,624.2	98.8%	221.0	13.6%
Other	—	—%	19.4	1.2%	(19.4)	NM
Total	$1,845.2	100.0%	$1,643.6	100.0%	$201.6	12.3%

NM - not meaningful

The increase in net premiums earned in the AmTrust Reinsurance segment, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, reflects AmTrust's continued expansion through a combination of acquisition activity and ongoing organic growth slightly offset by an unfavorable impact from foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 48 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased by $39.8 million or 17.1%, and $64.6 million or 10.2%, during the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively, primarily due to the reasons outlined in the Net Premiums Written section above. Please refer to the analysis of our Diversified Reinsurance segment on page 46 for further discussion.

Our Other category comprises business in run-off with all premiums written on the agreements being fully earned by December 31, 2014.

Other Insurance Revenue

All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 47 for further discussion.

Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings

Net Investment Income - Net investment income increased by $3.3 million or 11.3%, and $10.8 million or 12.6%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively.

For the three and nine months ended September 30, 2015, average investable assets grew by 14.6% and 13.8%, giving rise to the increase in net investment income discussed above, compared to the same periods in 2014, respectively. The Company's average book yields were marginally lower for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The Company periodically maintains elevated levels of cash and cash equivalents which can impact book yields, due to timing of certain operating cash flows and periods of interest rate volatility.

The following table details the Company's average investable assets and average book yield:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Average investable assets(1)	$4,376.7	$3,819.4	$4,210.6	$3,699.6
Average book yield(2)	3.0%	3.1%	3.0%	3.1%

(1)The average of the sum of the cost or amortized cost of the Company's investments, cash and cash equivalents (including restricted cash), loan to related party and due to broker at the end of each quarter during the last twelve months.
(2) Ratio of net investment income over average investable assets.

Net Realized Gains on Investment - Net realized gains on investment were $1.2 million and $2.3 million for the three and nine months ended September 30, 2015, compared to $0.3 million and $1.0 million for the same periods in 2014, respectively.

Net Impairment Losses Recognized in Earnings - The Company recognized $1.1 million of other than temporary impairment ("OTTI") on investment for the three and nine months ended September 30, 2015 compared to $1.2 million for the same periods in 2014, respectively. Following the quarterly review of its available-for-sale ("AFS") investments to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary, at September 30, 2015, the Company determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security.

Net Loss and Loss Adjustment Expenses

Net loss and loss adjustment expense increased by $44.4 million or 11.1%, and $134.2 million or 12.2%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. This net increase reflects the continued growth of the business in our AmTrust Reinsurance segment combined with unfavorable results experienced by Maiden US in its excess commercial auto liability accounts.

The net loss and loss adjustment expense ratios were 67.2% and 66.7% for the three and nine months ended September 30, 2015 compared to 67.2% and 66.6% for the same periods in 2014, respectively. The impact on the net loss and loss adjustment expense ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, combined with adverse development in both our Diversified Reinsurance segment and on the run-off of the NGHC Quota Share, in our Other category, the combined ratio (excluding the general and administrative expense ratio) increased by 2.0 points and 1.4 points for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $31.4 million or 18.9%, and $81.9 million or 17.4%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The commission and other acquisition expense ratio increased to 29.9% and to 29.7% for the three and nine months ended September 30, 2015, respectively, compared to 27.9% and 28.4% for the same periods in 2014, respectively. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income and comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$9.8	$9.6	$30.0	$30.5
General and administrative expenses – corporate	6.7	5.8	19.0	15.0
Total general and administrative expenses	$16.5	$15.4	$49.0	$45.5
General and administrative expense ratio	2.5%	2.7%	2.7%	2.8%

Total general and administrative expenses increased by $1.1 million or 6.6%, and $3.5 million or 7.4%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively, primarily due to an increase in employee compensation expenses.

Interest and Amortization Expenses

 The interest and amortization expenses comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Senior notes	$7.3	$7.3	$21.8	$21.8
Junior Subordinated Debt	—	—	—	0.9
Total	$7.3	$7.3	$21.8	$22.7

The decrease in interest and amortization expenses for the nine months ended September 30, 2015 compared to the same period in 2014 was the result of the redemption of the outstanding Junior Subordinated Debt on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% for both the three and nine months ended September 30, 2015 compared to 8.25% and 8.42% for the same periods in 2014, respectively.

Income Tax Expense

The Company recorded a income tax expense of $0.3 million and $1.6 million for the three and nine months ended September 30, 2015 compared to $0.5 million and $1.9 million for the same periods in 2014, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 1.3% and 1.7% for the three and nine months ended September 30, 2015, compared to 1.4% and 2.7% for the same periods in 2014, respectively.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance reportable segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)		($ in Millions)
Gross premiums written	$174.3	$236.9	$631.3	$729.2
Net premiums written	$163.7	$219.6	$602.7	$681.7
Net premiums earned	$193.2	$233.0	$570.7	$635.3
Other insurance revenue	2.2	2.4	9.4	10.4
Net loss and loss adjustment expenses	(142.5)	(166.3)	(417.9)	(439.3)
Commission and other acquisition expenses	(51.7)	(56.9)	(152.3)	(164.9)
General and administrative expenses	(9.0)	(8.7)	(27.7)	(28.1)
Underwriting (loss) income	$(7.8)	$3.5	$(17.8)	$13.4
Ratios
Net loss and loss adjustment expense ratio	72.9%	70.7%	72.0%	68.0%
Commission and other acquisition expense ratio	26.5%	24.2%	26.3%	25.5%
General and administrative expense ratio	4.6%	3.6%	4.8%	4.4%
Expense ratio	31.1%	27.8%	31.1%	29.9%
Combined ratio	104.0%	98.5%	103.1%	97.9%

The combined ratio for the three and nine months ended September 30, 2015 increased to 104.0% and 103.1% compared to 98.5% and 97.9% for the same periods in 2014, respectively, primarily due to increased loss activity in U.S. excess commercial auto liability reinsurance contracts.

Premiums - Gross premiums written decreased by $62.6 million or 26.4%, and $97.9 million or 13.4%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The decrease was primarily due to a reduction in Maiden US premium following underwriting actions taken as well as the loss of a customer as previously noted and the expiration of a fronting arrangement in September 2014, combined with reductions in the International business written, due to a weak European auto market combined with an adverse foreign exchange impact following the strengthening of the U.S. dollar.

Net premiums written decreased by $55.9 million or 25.4%, and $79.0 million or 11.6%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The tables below illustrate net premiums written by line of business in this segment:

For the Three Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$29.6	18.1%	$37.0	16.8%	$(7.4)	(20.1)%
Casualty	101.2	61.8%	149.1	67.9%	(47.9)	(32.1)%
Accident and Health	12.9	7.9%	7.1	3.2%	5.8	82.9%
International	20.0	12.2%	26.4	12.1%	(6.4)	(24.3)%
Total Diversified Reinsurance	$163.7	100.0%	$219.6	100.0%	$(55.9)	(25.4)%

For the Nine Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$128.5	21.3%	$126.7	18.6%	$1.8	1.4%
Casualty	359.5	59.7%	428.6	62.9%	(69.1)	(16.1)%
Accident and Health	53.5	8.9%	32.2	4.7%	21.3	66.2%
International	61.2	10.1%	94.2	13.8%	(33.0)	(35.0)%
Total Diversified Reinsurance	$602.7	100.0%	$681.7	100.0%	$(79.0)	(11.6)%

The decrease in net premiums written for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively, arises predominantly due to the same reasons outlined above in the discussion on gross premiums written for this segment. Furthermore, net premiums written decreased for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively, following the Company entering into a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014.

Net premiums earned decreased by $39.8 million or 17.1%, and $64.6 million or 10.2%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The following tables show net premiums earned by line of business:

For the Three Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$39.6	20.5%	$45.0	19.3%	$(5.4)	(12.1)%
Casualty	115.6	59.8%	150.9	64.7%	(35.3)	(23.4)%
Accident and Health	14.1	7.3%	9.0	3.9%	5.1	56.6%
International	23.9	12.4%	28.1	12.1%	(4.2)	(15.1)%
Total Diversified Reinsurance	$193.2	100.0%	$233.0	100.0%	$(39.8)	(17.1)%

For the Nine Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$112.9	19.8%	$128.5	20.2%	$(15.6)	(12.1)%
Casualty	350.5	61.4%	398.1	62.7%	(47.6)	(12.0)%
Accident and Health	41.4	7.2%	29.3	4.6%	12.1	41.4%
International	65.9	11.6%	79.4	12.5%	(13.5)	(17.0)%
Total Diversified Reinsurance	$570.7	100.0%	$635.3	100.0%	$(64.6)	(10.2)%

Within the Diversified Reinsurance reportable segment, the business underwritten by both Maiden US and our non- U.S. operations experienced a decrease in net premiums earned for the three and nine months ended September 30, 2015 of $33.5 million or 14.4%, and $52.1 million or 8.2%, compared to the same periods in 2014, respectively, for reasons outlined previously while also being adversely impacted by the continued strength of the U.S. dollar.

The net premiums earned were also reduced for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to the impact of a retrocessional quota share agreement effective January 1, 2015 with a highly rated global insurer.

Other Insurance Revenue - Other insurance revenue decreased by $0.2 million or 10.2%, and $1.0 million or 9.8%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. This net decrease includes a $0.5 million and $2.2 million adverse impact on our non-U.S. dollar denominated business due to the continued strengthening of the U.S. dollar, during the three and nine months ended September 30, 2015 compared to the foreign currency exchange rates for the same periods in 2014, respectively.

Net Loss and loss adjustment expense - Net loss and loss adjustment expense decreased by $23.8 million or 14.4%, and $21.4 million or 4.9%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively.

Net loss and loss adjustment expense ratios were 72.9% and 72.0% for the three and nine months ended September 30, 2015 compared to 70.7% and 68.0% in the same periods in 2014, respectively. The impact on the net loss and loss adjustment expense ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, combined with adverse development from the excess commercial auto liability, the combined ratio (excluding the general and administrative expense ratio) increased by 4.5 points and 4.8 points for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $5.2 million or 9.1%, and $12.6 million or 7.6%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The commission and other acquisition expense ratios increased to 26.5% and 26.3% for the three and nine months ended September 30, 2015 compared to 24.2% and 25.5% for the same periods in 2014, respectively. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses - General and administrative expenses increased by $0.3 million or 3.8%, for the three months ended September 30, 2015 and decreased by $0.4 million or 1.3%, for the nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The general and administrative expense ratio increased to 4.6% and 4.8% for the three and nine months ended September 30, 2015 from 3.6% and 4.4% for the same periods in 2014, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth, slightly reduced combined ratios and increased underwriting income for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. The decrease in the combined ratio to 95.5% and 95.1% for the three and nine months ended September 30, 2015, respectively, was largely due to changes in the mix of business and also continued improvement in U.S. workers compensation.

The table below details the underwriting results and associated ratios for the AmTrust Reinsurance segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in Millions)
Gross premiums written	$454.2	$385.9	$1,505.6	$1,177.0
Net premiums written	$435.5	$385.9	$1,423.1	$1,177.0
Net premiums earned	$465.3	$359.1	$1,274.5	$988.9
Net loss and loss adjustment expense	(297.8)	(233.2)	(811.0)	(645.4)
Commission and other acquisition expenses	(146.0)	(109.2)	(399.2)	(298.2)
General and administrative expenses	(0.8)	(0.7)	(2.3)	(1.8)
Underwriting income	$20.7	$16.0	$62.0	$43.5
Ratios
Net loss and loss adjustment expense ratio	63.9%	64.9%	63.6%	65.3%
Commission and other acquisition expense ratio	31.4%	30.4%	31.3%	30.2%
General and administrative expense ratio	0.2%	0.3%	0.2%	0.1%
Expense ratio	31.6%	30.7%	31.5%	30.3%
Combined ratio	95.5%	95.6%	95.1%	95.6%

Premiums - Gross premiums written increased by $68.3 million or 17.7%, and $328.6 million or 27.9% for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. This increase reflects the continued ongoing growth, through strategic acquisitions and organically, particularly in U.S. workers' compensation and specialty program business, offset partly by the impact of foreign exchange movements on the non-U.S. dollar business ceded to us by AmTrust.

The tables below detail net premiums written by line of business in this segment:

For the Three Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$231.5	53.1%	$212.0	54.9%	$19.5	9.2%
Specialty Program	86.6	19.9%	57.0	14.8%	29.6	51.9%
Specialty Risk and Extended Warranty	117.4	27.0%	116.9	30.3%	0.5	0.4%
Total AmTrust Reinsurance	$435.5	100.0%	$385.9	100.0%	$49.6	12.8%

For the Nine Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$857.6	60.3%	$663.8	56.4%	$193.8	29.2%
Specialty Program	262.1	18.4%	145.2	12.3%	116.9	80.5%
Specialty Risk and Extended Warranty	303.4	21.3%	368.0	31.3%	(64.6)	(17.6)%
Total AmTrust Reinsurance	$1,423.1	100.0%	$1,177.0	100.0%	$246.1	20.9%

Net premiums earned increased by $106.2 million or 29.6%, and $285.6 million or 28.9%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The increase is primarily due to AmTrust's continued growth for the three and nine months ended September 30, 2015 compared to the same periods in 2014.

The tables below detail net premiums earned by line of business:

For the Three Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$257.3	55.3%	$202.2	56.3%	$55.1	27.3%
Specialty Program	80.3	17.3%	40.6	11.3%	39.7	97.5%
Specialty Risk and Extended Warranty	127.7	27.4%	116.3	32.4%	11.4	9.9%
Total AmTrust Reinsurance	$465.3	100.0%	$359.1	100.0%	$106.2	29.6%

For the Nine Months Ended September 30,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$734.7	57.7%	$537.8	54.4%	$196.9	36.6%
Specialty Program	210.7	16.5%	118.5	12.0%	92.2	77.9%
Specialty Risk and Extended Warranty	329.1	25.8%	332.6	33.6%	(3.5)	(1.1)%
Total AmTrust Reinsurance	$1,274.5	100.0%	$988.9	100.0%	$285.6	28.9%

Net Loss and loss adjustment expense - Net loss and loss adjustment expense increased by $64.6 million or 27.7%, and $165.6 million or 25.7%, for the three and nine months ended September 30, 2015 compared to the same periods in 2014, respectively. Net loss and loss adjustment expense ratios were 63.9% and 63.6% for the three and nine months ended September 30, 2015, compared to 64.9% and 65.3% in the same periods in 2014, respectively. The loss ratio has improved, primarily due to the continued change in the segment's mix of business and the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $36.8 million or 33.7%, and $101.0 million or 33.9%, for the three and nine months ended September 30, 2015, compared to the same periods in 2014, respectively. The commission and other acquisition expense ratios increased to 31.4% and 31.3% for the three and nine months ended September 30, 2015 compared to 30.4% and 30.2% for the same periods in 2014, respectively. The increase in the ratios reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same periods in 2014.

General and Administrative Expenses - General and administrative expenses increased to $0.8 million and $2.3 million for the three and nine months ended September 30, 2015 compared to $0.7 million and $1.8 million for the same periods in 2014, respectively. The general and administrative expense ratio decreased to 0.2% for the three months ended September 30, 2015 compared to 0.3% for the same period in 2014 but increased to 0.2% for the nine months ended September 30, 2015 compared to 0.1% for the same period in 2014.

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

For the Nine Months Ended September 30,	2015	2014
	($ in Millions)
Operating activities	$525.4	$507.0
Investing activities	(470.7)	(399.3)
Financing activities	(43.8)	(194.3)
Effect of exchange rate changes on foreign currency cash	(1.5)	(0.8)
Total increase (decrease) in cash and cash equivalents	$9.4	$(87.4)

Cash Flows - Operating Activities

Cash flows from operations for the nine months ended September 30, 2015 were $525.4 million compared to $507.0 million for the same period in 2014, a 3.6% increase. The Company's assets grew by $592.4 million or 11.5%, at September 30, 2015 compared to December 31, 2014. The increase in assets was largely due to the growth in premium written, primarily in our AmTrust Reinsurance segment. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the remainder of 2015.

Cash Flows - Investing Activities

Investing cash flows consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $470.7 million for the nine months ended September 30, 2015 compared to $399.3 million for the same period in 2014. The Company continues to deploy available cash for longer-term investments as investment conditions permit. Purchases of fixed maturity securities exceeded proceeds from the sales, maturities and calls by $511.2 million for the nine months ended September 30, 2015. In addition there was a decrease in restricted cash and cash equivalents of $41.0 million, return of capital from our other investments of $0.2 million and net outflow in other items of $0.7 million for the nine months ended September 30, 2015.

Cash Flows - Financing Activities

Cash flows used in financing activities were $43.8 million for the nine months ended September 30, 2015, compared to $194.3 million for the same period in 2014. The decrease in net cash outflow for the nine months ended September 30, 2015 compared to the same period in 2014 was largely attributable to the repayment of the Junior Subordinated Debt in January 2014 of $152.5 million. Cash flows used in other financing activities increased by $2.0 million for the period presented due to an increase of $4.6 million in the cash outflow from dividends paid to common shareholders offset by an increase in cash inflow from proceeds on issuance of common shares relating to option exercises of $2.6 million.

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 13, 2015.

At September 30, 2015 and December 31, 2014, cash and cash equivalents and fixed maturity investments used as collateral were $3.7 billion and $3.1 billion, respectively. This collateral represents 88.3% and 83.4% of our total fixed maturity investments and restricted cash and cash equivalents at September 30, 2015 and December 31, 2014, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated as either available -for-sale ("AFS") or held-to-maturity ("HTM"). During the third quarter, we designated certain corporate bonds previously classified as AFS to HTM to reflect our intention to hold these specific corporate bonds until maturity.

The fair value of the Company's AFS fixed maturity investments decreased by $168.4 million or 4.9%, at September 30, 2015 compared to December 31, 2014. The net decrease in the fair value of our AFS fixed maturity investments is a combination of 1) net purchases of $989.5 million, comprising of primarily Agency mortgage-backed securities ("Agency MBS") and investment grade corporate bonds; 2) offset by maturities and calls totalling $467.9 million; 3) designation of $608.7 million of investment grade corporate bonds as HTM and 4) net unrealized losses and amortization of $81.2 million.

The net unrealized loss on our AFS fixed maturity investments of $80.0 million for the nine months ended September 30, 2015 arose from the decline in our U.S. dollar denominated investment portfolio of $38.4 million, relating to market volatility driven by the combined effects of slower global economic growth and uncertainty regarding expected modifications to monetary policy, particularly in the United States, and the decline in our non-U.S. dollar denominated investment portfolio of $41.6 million. The decline in our non-U.S. dollar denominated investment portfolio was $19.9 million as a result of the strengthening of the U.S. dollar and $21.7 million as a result of market price movements during the nine months ended September 30, 2015. The unrealized foreign exchange losses on our non-U.S. dollar denominated investment portfolio were partially offset by corresponding foreign exchange gains on our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 56 for further information.

During the nine months ended September 30, 2015, the yield on the 10-year U.S. Treasury bond decreased by 11 basis points to 2.06%, at September 30, 2015. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates during the year to date was due to conflicting economic indicators, combined with equity market volatility, particularly in the third quarter, and increased global geopolitical uncertainties during the period combined with the continuing measures implemented by the U.S. Federal Reserve to restrict its monetary policy and related liquidity measures.

At September 30, 2015, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. However, as interest rates have begun to experience greater volatility in the last twelve months, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At September 30, 2015 and December 31, 2014, these respective durations in years were as follows:

	September 30, 2015	December 31, 2014
Fixed maturities and cash and cash equivalents	4.6	4.1
Reserve for loss and loss adjustment expenses	4.4	4.4

The increase of 0.5 years in the weighted average duration of our fixed maturity investment portfolio arises predominantly due to purchases during the period with a higher duration than the fixed maturity investment portfolio at December 31, 2014 combined with the increase in the duration of our Agency MBS portfolio reflecting the impact of the volatility in interest rates on paydowns.

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and Commercial mortgage-backed securities.

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

September 30, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$6.7	$0.4	$—	$7.1	2.7%	2.8 years
U.S. agency bonds – mortgage-backed	1,302.9	24.5	(3.9)	1,323.5	2.8%	4.4 years
U.S. agency bonds – other	28.7	0.7	—	29.4	4.1%	7.1 years
Non-U.S. government and supranational bonds	33.7	—	(4.2)	29.5	2.5%	4.0 years
Commercial mortgage-backed securities	123.9	3.2	—	127.1	3.2%	5.6 years
Commercial loan obligations	53.4	—	(0.3)	53.1	3.8%	2.6 years
Corporate bonds	1,680.0	46.4	(73.5)	1,652.9	3.8%	4.9 years
Municipal bonds	62.1	3.8	—	65.9	4.2%	7.4 years
Total AFS fixed maturities	3,291.4	79.0	(81.9)	3,288.5
HTM fixed maturities
Corporate bonds	608.5	5.2	(2.7)	611.0	3.9%	6.6 years
Total HTM fixed maturities	608.5	5.2	(2.7)	611.0
Cash and cash equivalents	433.1	—	—	433.1	0.3%	0.0 years
Total	$4,333.0	$84.2	$(84.6)	$4,332.6	3.2%	4.6 years

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$8.9	$0.5	$—	$9.4	2.4%	3.7 years
U.S. agency bonds – mortgage-backed	1,313.8	19.2	(10.6)	1,322.4	2.9%	3.7 years
U.S. agency bonds – other	7.2	0.8	—	8.0	5.0%	6.1 years
Non-U.S. government and supranational bonds	54.5	0.3	(3.1)	51.7	2.0%	3.1 years
Commercial mortgage-backed securities	52.3	2.4	—	54.7	3.5%	6.3 years
Corporate bonds	1,831.4	89.2	(25.3)	1,895.3	4.0%	5.1 years
Municipal bonds	62.2	3.7	—	65.9	4.2%	7.9 years
Short-term investments	49.5	—	—	49.5	0.4%	0.3 years
Total AFS fixed maturities	3,379.8	116.1	(39.0)	3,456.9
Cash and cash equivalents	392.5	—	—	392.5	0.2%	0.0 years
Total	$3,772.3	$116.1	$(39.0)	$3,849.4	3.1%	4.1 years
*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity:

	September 30, 2015		December 31, 2014
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
September 30, 2015	Fair value	Amortized cost	Fair value	Amortized cost
Maturity
Due in one year or less	$116.4	$—	$74.6	$—
Due after one year through five years	523.1	68.0	563.1	—
Due after five years through ten years	1,081.9	540.5	1,403.4	—
Due after ten years	63.4	—	38.7	—
	1,784.8	608.5	2,079.8	—
U.S. agency bonds – mortgage-backed	1,323.5	—	1,322.4	—
Commercial mortgage-backed securities	127.1	—	54.7	—
Collateralized loan obligations	53.1	—	—	—
Total fixed maturities	$3,288.5	$608.5	$3,456.9	$—

Substantially all of our U.S. agency bond holdings are mortgage-backed bonds. Additional details on the mortgage-backed bonds component of our U.S. agency bonds portfolio are as follows:

	September 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$105.4	7.8%	$75.8	5.7%
FNMA – fixed rate	740.7	54.7%	657.2	49.4%
FNMA – variable rate	23.3	1.7%	26.5	2.0%
FHLMC – fixed rate	447.4	33.1%	555.3	41.7%
FHLMC – variable rate	6.7	0.5%	7.6	0.6%
Total U.S. agency bonds - mortgage-backed	1,323.5	97.8%	1,322.4	99.4%
Non-MBS fixed rate U.S. agency bonds	29.4	2.2%	8.0	0.6%
Total U.S. agency bonds	$1,352.9	100.0%	$1,330.4	100.0%

The following provides a summary of changes in fair value associated with our U.S. agency bonds – mortgage-backed portfolio:

For the Three Months Ended September 30,	2015	2014
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,388.3	$1,212.6
Purchases	—	243.0
Sales and paydowns	(78.2)	(65.9)
Change in net unrealized gains (losses) – included in other comprehensive income	15.0	(5.4)
Amortization of bond premium and discount	(1.6)	(0.7)
Ending balance	$1,323.5	$1,383.6

For the Nine Months Ended September 30,	2015	2014
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,322.4	$1,262.7
Purchases	356.6	243.0
Sales and paydowns	(363.5)	(141.1)
Net realized gains (losses) on sales – included in net income	0.1	—
Change in net unrealized gains (losses) – included in other comprehensive income	12.1	20.8
Amortization of bond premium and discount	(4.2)	(1.8)
Ending balance	$1,323.5	$1,383.6

Our total Agency MBS portfolio represents 34.0% of our fixed maturity investments at September 30, 2015. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At September 30, 2015 and December 31, 2014, 97.5% and 98.2%, respectively of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings are as follows:

	Ratings*
September 30, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value/Amortized cost	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	1.8%	1.9%	28.5%	8.6%	0.4%	$931.2	41.2%
Industrials	—%	4.4%	17.6%	27.2%	3.7%	1,196.4	52.9%
Utilities/Other	—%	—%	0.8%	4.8%	0.3%	133.8	5.9%
Total Corporate bonds	1.8%	6.3%	46.9%	40.6%	4.4%	$2,261.4	100.0%

	Ratings*
December 31, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Financial Institutions	4.2%	2.1%	29.9%	8.4%	0.4%	$853.8	45.0%
Industrials	—%	2.9%	12.0%	29.3%	2.9%	892.1	47.1%
Utilities/Other	—%	—%	2.6%	5.3%	—%	149.4	7.9%
Total Corporate bonds	4.2%	5.0%	44.5%	43.0%	3.3%	$1,895.3	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

During the three and nine months ended September 30, 2015, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we are approaching our maximum allocation to those securities as a percentage of the total fixed maturities portfolio.

The Company’s 10 largest corporate holdings, 83.0% of which are in the Financial Institutions sector are as follows:

September 30, 2015	Fair Value/Amortized cost	% Based on Carrying Value Investments	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.9	1.0%	A-
Citigroup FLT, Due 06/09/2016 (1)	26.9	0.7%	BBB+
BNP Paribas, 5.0% Due 1/15/2021	21.4	0.6%	A+
General Electric Capital, 3.10% Due 1/9/2023	20.5	0.5%	AA+
Rabobank, 3.88% Due 2/08/2022	20.1	0.5%	A+
HSBC Financial FLT, Due 06/01/2016 (1)	20.0	0.5%	A
Bear Stearns FLT, Due 11/21/2016 (1)	20.0	0.5%	A
JP Morgan Chase & Co. FLT, Due 6/13/2016 (1)	19.9	0.5%	A
Mondelez International, 4.00% Due 2/1/2024	19.4	0.5%	BBB
AT&T Inc., 2.63% Due 12/1/2022	19.1	0.5%	BBB+
Total	$227.2	5.8%
*Based on S&P, or equivalent, ratings
(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

	September 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Non-U.S. dollar denominated corporate bonds	$327.2	91.7%	$351.9	87.2%
Non-U.S. government and supranational bonds	29.5	8.3%	51.7	12.8%
Total non-U.S. dollar AFS fixed maturities	$356.7	100.0%	$403.6	100.0%

These non-U.S. dollar fixed maturities were invested in the following currencies:

	September 30, 2015		December 31, 2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$306.4	85.9%	$339.5	84.1%
British Pound	40.2	11.3%	47.8	11.8%
Australian Dollar	3.9	1.1%	7.1	1.8%
Swedish Krona	3.7	1.0%	7.0	1.7%
All other	2.5	0.7%	2.2	0.6%
Total non-U.S. dollar AFS fixed maturities	$356.7	100.0%	$403.6	100.0%

The net decrease in non-U.S denominated fixed maturities is primarily due to the strengthening of the U.S. dollar versus the euro. We do not have any government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at September 30, 2015 and December 31, 2014. At both September 30, 2015 and December 31, 2014, 100.0% of the Company's non-U.S. government issuers were rated A+ or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

	September 30, 2015		December 31, 2014
Ratings*	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$33.9	10.4%	$62.1	17.6%
AA+, AA, AA-	17.8	5.4%	26.6	7.6%
A+, A, A-	176.8	54.0%	181.3	51.5%
BBB+, BBB, BBB-	92.5	28.3%	80.6	22.9%
BB+ or lower	6.2	1.9%	1.3	0.4%
Total non-U.S. dollar denominated corporate bonds	$327.2	100.0%	$351.9	100.0%
*Based on S&P, or equivalent, ratings

The Company does not employ any credit default protection against any of our non-U.S. dollar denominated government, supranational or corporate bonds.

Other Changes in Financial Position

The following summarizes other changes in our financial position:

	September 30, 2015	December 31, 2014	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$492.7	$513.0	$(20.3)	(4.0)%
Reinsurance recoverable on unpaid losses	93.1	75.9	17.2	22.7%
Deferred commission and other acquisition expenses	428.8	372.5	56.3	15.1%
Reserve for loss and loss adjustment expenses	2,538.2	2,271.3	266.9	11.8%
Unearned premiums	1,439.6	1,207.8	231.8	19.2%

Capital Resources

Refer to the "Liquidity and Capital Resources" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,580.1 million at September 30, 2015, a net decrease of $20.6 million, or 1.3%, from December 31, 2014.

The movement in total capital resources is as follows:

	September 30, 2015	December 31, 2014	Change	Change
	($ in Millions)%
Preference shares	$315.0	$315.0	$—	—%
Common shareholders' equity	905.1	925.7	(20.6)	(2.2)%
Total Maiden shareholders' equity	1,220.1	1,240.7	(20.6)	(1.7)%
Senior Notes	360.0	360.0	—	—%
Total capital resources	$1,580.1	$1,600.7	$(20.6)	(1.3)%

The major factors contributing to the net decrease in capital resources were as follows:

Maiden shareholders' equity

Maiden shareholders' equity at September 30, 2015 decreased by $20.6 million, or 1.7%, compared to December 31, 2014 primarily due to:

•
decrease in AOCI of $72.3 million. This decrease arose due to: 1) decrease in AOCI of $80.6 million which arose from the net decline in our U.S. dollar denominated investment portfolio of $39.0 million relating to market price movements and the decline in our non-U.S. dollar denominated investment portfolio of $41.6 million. The decline in our non-U.S. dollar denominated investment portfolio was $19.9 million as a result of the strengthening of the U.S. dollar and $21.7 million as a result of market price movements during the nine months ended September 30, 2015. See "Liquidity and Capital Resources - Investments" on page 51 for further information; offset by 2) increase in the cumulative translation adjustment of $8.3 million due to the effect of the appreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non- U.S. dollar denominated AFS fixed maturities);

•
increase in shares repurchased for treasury of $0.7 million which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares; and

•	dividends declared of $46.9 million on the Company’s common and preference shares during the nine months ended September 30, 2015.

These decreases were offset by the following:

•
net income attributable to Maiden shareholders of $93.7 million. See "Results of Operations - Net Income" on page 42 for a discussion of the Company’s net income for the nine months ended September 30, 2015: and

•	increase in additional paid in capital of $5.6 million resulting from share based transactions.
On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Senior Notes

There were no changes in the Company’s Senior Notes at September 30, 2015 compared to December 31, 2014 and the Company did not enter into any short-term borrowing arrangements during the three and nine months ended September 30, 2015. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of the Company’s Senior Notes.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. For flexibility, we have a current universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.

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

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At September 30, 2015, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At September 30, 2015, no such hedges or hedging strategies were in force or had been entered into.

Assets and liabilities of subsidiaries and divisions whose functional currency is not the U.S. dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses are translated at average exchange rates during the period. The net effect of the translation adjustments is included in AOCI, net of applicable deferred income tax. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and loss adjustment expenses, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as AFS, the change in exchange rates between the local currency in which the investments are denominated and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of AOCI, net of applicable deferred income tax.

We recorded net foreign exchange gains of $1.5 million and $4.0 million for the three and nine months ended September 30, 2015, respectively, as result of the strengthening of the U.S. dollar, in particular versus the euro and British pound, compared to net foreign exchange gains $0.6 million and $1.6 million during the same periods in 2014, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in AFS fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2015, we had AFS fixed maturity securities with a fair value of $3.3 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our AFS fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at September 30, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity at September 30, 2015:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,000.3	$(288.2)	(23.6)%
100 basis point increase	3,139.6	(148.9)	(12.2)%
No change	3,288.5	—	—%
100 basis point decrease	3,446.6	158.1	13.0%
200 basis point decrease	3,604.1	315.6	25.9%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that increases of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures at September 30, 2015 have not changed materially compared to December 31, 2014. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. The table below summarizes the Company's fixed maturity investments by major rating category:

	September 30, 2015	December 31, 2014
Ratings*
AA+ or better	41.8%	46.0%
AA, AA-, A+, A, A-	31.9%	28.7%
BBB+, BBB, BBB-	23.8%	23.5%
BB+ or lower	2.5%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

At September 30, 2015, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on page 51), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.0% and 5.8% of the Company’s total fixed income securities fair value, respectively.

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

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AmTrust. Reinsurance balances receivable from the Company’s clients at September 30, 2015 were $492.7 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances.

In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients, and the loan to related party in the case of AmTrust, against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2015.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $93.1 million at September 30, 2015 compared to $75.9 million at the end of December 31, 2014. Of these reinsurance recoverables, at September 30, 2015, $35.7 million or 38.3%, compared to $37.8 million or 49.8%, at December 31, 2014 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's exposure to reinsurance counterparties:

	September 30, 2015	December 31, 2014
A or better	100.0%	92.9%
A-	—%	5.6%
B++ or lower	—%	1.5%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the nine months ended September 30, 2015, $185.1 million or 9.1%, of our net premiums written and $298.4 million or 11.8%, of our reserve for loss and loss adjustment expenses were transacted in euro.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014 for a general overview on the uncertain economic issues relating to the euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2015, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $6.1 million and $12.2 million, respectively.

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

MAIDEN HOLDINGS, LTD.
By:
November 9, 2015		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer