Form 10-K
period 2015-12-31
Maiden Holdings, Ltd.
filed 2016-03-01
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(441) 298-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Series B Mandatory Convertible Preference Shares, par value $0.01 per share	NASDAQ Global Select Market
Series C Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $931.1 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date. As of February 19, 2016, 73,862,441 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 4, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States, Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing and risk management by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated "A-" (Excellent) with a positive outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a stable outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD".

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda") and Maiden Reinsurance North America, Inc. ("Maiden US"). Internationally, we provide insurance sales and distribution services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through insurer partners to retail clients in the European Union ("EU") and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF").

Since our founding in 2007, we have entered into a series of strategic transactions that have significantly transformed the scope and scale of our business while maintaining our our low volatility, non-catastrophe oriented risk profile. These transactions have increased our gross premiums written to an amount in excess of $2.6 billion. These strategic transactions include the following:

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

•
Entering into a quota share reinsurance agreement with a subsidiary of National General Holdings Corporation ("NGHC") in 2010 (the "NGHC Quota Share"). This agreement was terminated on a run-off basis effective August 1, 2013;

•
Substantially reducing our net exposure to natural hazard events by selling, on May 1, 2013, the primary insurance business written on a surplus lines basis by Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, to Brit Insurance. Maiden Specialty provided non-catastrophe inland marine and property coverages. On November 4, 2015, Maiden US finalized the sale of Maiden Specialty to Clear Blue Financial Holdings, LLC ("Clear Blue"); and

•
During 2015, we acquired Regulatory Capital Limited, trading as Insurance Regulatory Capital ("IRC"), a licensed asset manager in Ireland. IRC offers solutions designed to meet the capital and risk management needs of mid-sized insurance companies.

We have also entered into a series of capital transactions that have enabled us to support our growing reinsurance operations while significantly enhancing our capital position to over $1.7 billion at December 31, 2015 and lowering our cost of capital. These capital transactions include:

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

•
Public debt offering of $100.0 million in March 2012 ("2012 Senior Notes"). The 2012 Senior Notes trade on NYSE under the symbol "MHNB". The net proceeds of $96.6 million were used for working capital and general corporate purposes;

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

•
Public debt offering of $152.5 million in November 2013 ("2013 Senior Notes"). The 2013 Senior Notes trade on NYSE under the symbol "MHNC". The net proceeds of $147.4 million, as well as cash on hand, were used to repurchase all of the remaining portion of our outstanding Junior Subordinated Debt, with a face value of $152.5 million, on January 15, 2014, which substantially lowered our cost of capital; and

•
Public offering of $165.0 million Preference Shares - Series C ("Preference Shares - Series C") in November 2015. The Preference Shares - Series C trade on NYSE under the symbol "MHPRC". We received net proceeds of $159.6 million from the offering. We expect to use the net proceeds of this offering for continued support and development of our reinsurance business and for other general corporate purposes.

The 2011 Senior Notes, 2012 Senior Notes and 2013 Senior Notes may also collectively be referred to as the "Senior Note Offerings". These transactions, along with other unusual or non-recurring events, should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

Business Strategy

Our goal is to leverage the competitive strengths of our organization and capital structure to generate stable long term operating returns on common equity in excess of 15%. We seek to accomplish this by becoming a premier global preferred provider of customized reinsurance and capital products and services to regional and specialty insurance companies. To achieve this goal, we have adopted the following strategies:

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

•
Targeted Customer Focus — we execute this strategy by developing significant and long term reinsurance relationships with targeted regional and specialty insurance companies for which reinsurance plays a critical element of their capital structure and supporting the long term needs of these companies by providing differentiated products as well as an array of support services; and

•
Efficient Operating Platform — recognizing the mature nature of the reinsurance market, we are focused on maintaining operating expense ratios within the top quartile of the industry. Efficiency is a critical component of maintaining a disciplined underwriting approach.

To date, despite achieving operating returns on common equity generally in excess of our industry peers, we have not yet attained our targeted returns. We believe our efficient balance sheet and low volatility business are the primary reasons our returns have generally exceeded industry averages, despite a declining investment yield environment since our founding. Our ability to achieve our targeted returns were initially impacted by a significantly higher cost of capital. Our capital management strategy in recent years has appreciably lowered our cost of capital and improved our returns on common equity. More recently, higher than targeted combined ratios have affected our underwriting profitability and limited our progress toward our objective. We believe however, that the underwriting initiatives we have implemented will enable us to make progress toward our long term operating return on common equity target during the next 12 to 24 months.

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

IRC, a 66.7% owned subsidiary of Maiden Holdings, is a licensed asset manager offering solutions designed to meet the capital and risk management needs of mid-sized insurance companies.

Our Reportable Segments

Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.

In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus ("E&S") business have been separated and included in a category captioned "Other". Financial data relating to our two segments is included in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The tables below compare net premiums written and earned, by reportable segment, reconciled to the total net premiums written and earned, for the years ended December 31, 2015, 2014 and 2013:

For the Year Ended December 31,	2015		2014		2013
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$734.8	29.2%	$850.0	34.6%	$763.4	36.4%
AmTrust Reinsurance	1,779.3	70.8%	1,610.5	65.5%	1,169.9	55.8%
Total - reportable segments	2,514.1	100.0%	2,460.5	100.1%	1,933.3	92.2%
Other	—	—%	(2.4)	(0.1)%	163.0	7.8%
Total	$2,514.1	100.0%	$2,458.1	100.0%	$2,096.3	100.0%

For the Year Ended December 31,	2015		2014		2013
	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$744.9	30.7%	$854.0	37.9%	$753.2	37.6%
AmTrust Reinsurance	1,684.2	69.3%	1,378.3	61.2%	988.9	49.4%
Total - reportable segments	2,429.1	100.0%	2,232.3	99.1%	1,742.1	87.0%
Other	—	—%	19.4	0.9%	258.8	13.0%
Total	$2,429.1	100.0%	$2,251.7	100.0%	$2,000.9	100.0%

The majority of our gross premiums written is generated by quota share reinsurance contracts. For the years ended December 31, 2015, 2014 and 2013, 91.0%, 88.2% and 83.1% respectively, of our consolidated gross premiums written was derived from quota share reinsurance contracts. This significant concentration of quota share reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders.

Financial data relating to the geographical areas in which we operate and relating to our principal products may be found in "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

In a quota share reinsurance arrangement (also known as pro-rata reinsurance, proportional reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the company a ceding commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including broker commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit sharing arrangement. Under quota share arrangements, ceding commission can be adjustable based upon loss experience which potentially reduces earnings volatility under such arrangements.

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

Diversified Reinsurance

General

Maiden US writes treaties, on a quota share or excess of loss basis, and facultative risks, marketed through third-party intermediaries and on a direct basis. Maiden Bermuda also provides quota share reinsurance support to Maiden US and Maiden LF through intercompany reinsurance arrangements. The net premiums written under the Diversified Reinsurance segment by our operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2015, 2014 and 2013 were as follows:

For the Year Ended December 31,	2015		2014		2013
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Maiden US	$416.4	56.7%	$438.7	51.6%	$387.9	50.8%
Maiden Bermuda	312.4	42.5%	403.9	47.6%	365.7	47.9%
Maiden LF	6.0	0.8%	8.0	0.9%	8.1	1.1%
Maiden Specialty	—	—%	(0.6)	(0.1)%	1.7	0.2%
Total	$734.8	100.0%	$850.0	100.0%	$763.4	100.0%

The net premiums written were impacted by the Company entering into a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014.

A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment, of which Maiden US is the most significant component, for the years ended December 31, 2015, 2014 and 2013.

Maiden US began operating in 1983 through Maiden Re and since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance with low limits of participation on both a treaty and facultative basis. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile U.S. casualty lines such as Directors and Officers ("D&O") and Professional Liability.

Regional and specialty oriented property and casualty treaty reinsurance business represents the bulk of the portfolio, but accident and health and facultative are also important product offerings. In recent years we have added enhanced automation to the facultative platform and have added a turn-key Umbrella Liability product offering for our core regional customers.

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

For most U.S. clients, we provide enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the trust accounts and the interest earned is ours. The balances are adjusted regularly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported ("IBNR") reserves. Our clients can withdraw assets from the trusts under contractually limited circumstances. At December 31, 2015, we had cash and fixed maturity securities totaling $980.0 million in these trusts, which is part of the $3.7 billion restricted assets disclosed in "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The business associated with the IIS Acquisition ("IIS business") consists of quota share contracts, which are underwritten and reinsured by Maiden Bermuda, with the exception of business written through Maiden LF, which is underwritten on a primary basis. This business is marketed primarily through Maiden Global’s business development teams who partner with automobile manufacturers and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer. Typically the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEM's") programs that Maiden Global designs. Traditionally, security is provided to clients in the form of letters of credit for IIS business, however, for new international clients, Maiden Bermuda provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. At December 31, 2015, we had cash and fixed maturity securities totaling $29.7 million in these trusts, which is part of the $3.7 billion restricted assets disclosed in "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Net premiums written for the IIS business were written in the following countries:

For the Year Ended December 31,	2015		2014		2013
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Germany	$35.0	47.2%	$46.4	40.2%	$47.0	43.2%
United Kingdom	12.5	16.9%	19.7	17.1%	15.0	13.7%
Australia	10.3	13.8%	7.6	6.6%	7.0	6.4%
Canada	5.6	7.6%	6.4	5.6%	5.9	5.4%
Sweden	3.4	4.5%	5.6	4.8%	5.5	5.0%
All other	7.3	10.0%	29.7	25.7%	28.6	26.3%
Total	$74.1	100.0%	$115.4	100.0%	$109.0	100.0%

The breakdown of IIS business by line of business was as follows:

For the Year Ended December 31,	2015		2014		2013
	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Personal Auto	$61.6	83.1%	$81.4	70.6%	$71.8	65.9%
Credit Life	12.5	16.9%	34.0	29.4%	37.2	34.1%
Total	$74.1	100.0%	$115.4	100.0%	$109.0	100.0%

We also generate fee income when Maiden Global participates in transactions and collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by OVS in Germany and Austria through its point of sale producers in select OEM's dealerships. We seek to expand these fee generating arrangements through the Maiden Global business development teams' contacts with automobile manufacturers globally. For the years ended December 31, 2015, 2014 and 2013, the fee income was earned in the following locations:

For the Year Ended December 31,	2015		2014		2013
	Fee Income	% of Total	Fee Income	% of Total	Fee Income	% of Total
	($ in Millions)		($ in Millions)		($ in Millions)
Germany	$8.9	77.1%	$8.8	66.0%	$9.1	64.3%
Australia	0.8	7.3%	0.9	7.0%	0.1	0.4%
Russia	0.7	5.8%	1.9	14.2%	2.8	19.9%
Other	1.1	9.8%	1.8	12.8%	2.2	15.4%
Total	$11.5	100.0%	$13.4	100.0%	$14.2	100.0%

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Most business is written as reinsurance which is insurance of other insurance companies. We offer reinsurance on both a quota share and excess of loss basis. Our primary focus is regional and specialty clients who rely on reinsurance for capital support and/or to reduce their risk. The majority of our clients are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times. We also utilize a partnership concept developed over Maiden Re's thirty two year operating history to develop long-term customer relationships. This concept entails the offer to our clients of our expertise in underwriting, claims, actuarial, marketing and accounting, through tailored services which support their businesses and goals.

In our Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business such as professional liability, which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to clients that purchase other reinsurance from us.

We are primarily a lead reinsurer, meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We prefer to be the primary, if not sole, reinsurer for our clients. Our pricing and underwriting of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred clients because we offer a secure product and an emphasis on client service. By maintaining significant relationships with clients, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.

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

Michael Karfunkel, George Karfunkel and Barry Zyskind are our Founding Shareholders. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, chief executive officer and director of AmTrust. The Founding Shareholders, including Leah Karfunkel (wife of Michael Karfunkel), own or control approximately 47.9% of the outstanding voting shares of AmTrust.

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

Reinsurance Agreement

Under our Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, effective July 1, 2007, we reinsure 40% of AmTrust’s written premium, net of commissions, in the case of AmTrust’s U.K. subsidiary, and net of reinsurance with unaffiliated reinsurers, relating to all lines of business that existed on the effective date. We also have the option to reinsure additional programs, in addition to the original lines of business entered into by AmTrust since the effective date of the Reinsurance Agreement. As AmTrust has expanded into new lines of business, pursuant to the terms of the Reinsurance Agreement, we have selectively added some of those lines and opted not to participate in others. Consequently our share of AmTrust's overall gross premiums written has declined below 40% over time.

Maiden and AII entered into an agreement to commute certain lines of business as of December 31, 2015. The commuted reserve value of $107 million represents full and final settlement of all liabilities related to this business and as a result of this agreement, this business will be excluded prospectively.

European Hospital Liability Quota Share
On April 1, 2011, as amended on January 1, 2012, Maiden Bermuda entered into the European Hospital Liability Quota Share with AEL and AIUL, respectively, to cover those entities' medical liability business in Europe, in particular, Italy and France. Maiden Bermuda pays a ceding commission of 5.0%. The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter, unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. Effective January 1, 2012, the Company's maximum limit of liability is 40% of €10 million, previously 40% of €5 million, per original claim for any one original policy.

Risk Management

General

Central to the reinsurance business is the assumption and management of risk. Our risk management discipline therefore focuses on both quantitative and qualitative elements as the means to reduce volatility of shareholder returns through a balanced analysis and assessment of these elements. The quantitative aspect of our risk management practice focuses on understanding and controlling a broad array of risk parameters in order to achieve desired returns. Our business model further mitigates the risk inherent in our business by focusing on lines of business which are less volatile and thus, require less capital to support the exposures generated by those lines of business. The qualitative aspect of our risk management practice focuses on identifying and assessing risks, and taking the necessary steps to reduce or mitigate risks that could threaten the achievement of our business objectives.

We believe that we have developed a strong risk management culture within Maiden through the establishment of various processes and controls which focus on our risk exposures. We are continually reviewing and enhancing these processes and developing additional processes that may be necessary to achieve our business strategies and objectives within our risk management practice.
Our Enterprise Risk Management (“ERM”) Committee monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect the Company’s ability to achieve its goals. The Committee facilitates a culture of continuous improvement of the Company’s capabilities around managing its strategic risks. The ERM Committee establishes appropriate risk parameters and tolerances, performs risk assessments, continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks.

Maiden’s ERM program is designed to achieve the following:

•Establish a process to assess strategies and business decisions on a risk/reward basis;

•Establish a risk governance structure with clearly defined roles and responsibilities;

•Identify and assess all material risks from internal and external sources;

•Manage risks within Maiden’s risk appetite; and

•Effective review and reporting of major loss events.

Specific risk management practices that have been or are being developed to meet our risk management goals include:

•Scenario/stress testing to assess the level of a specific risk and mitigation effects;

•Setting risk tolerances that we use to monitor and limit risk;

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

Maiden’s ERM framework reflects the ‘three lines of defense’ approach to risk management, which involves risk owners having responsibility for identifying and managing risks, the ERM Committee providing global tools and policies, and internal audit performing independent reviews. The Maiden Board of Directors has overall responsibility for oversight of the ERM program.

Maiden has a strong risk management culture set by the tone at the top, the Chief Executive Officer ("CEO"), which is then established entity wide through various processes and controls which focus on our risk exposures. Maiden continually develops, reviews, and enhances these processes which we believe to be necessary to achieve our business strategies and objectives within our risk management practice.

There is involvement from all Maiden employees and risk owners are required to assist with the identification of risks, creation of appropriate responses to risks, and maintain them within the risk appetite and tolerances that the ERM Committee believes are necessary to achieve our business strategies and objectives.

The ERM Committee focuses primarily on identifying interactions among our primary categories of risk, developing metrics to assess our overall risk appetite, establishing appropriate risk parameters and tolerances, monitoring those tolerances, establishing and determining actions, if deemed necessary, in the event of a tolerance breach, performing ongoing risk assessment and continually reviewing factors that may impact our organizational risk. Maiden’s internal audit department assesses the adequacy and effectiveness of our risk management framework and mitigating controls and coordinates risk-based audits to evaluate and address risk within targeted areas of our business.

This risk governance structure is complemented by our internal audit department. The core functions of this department are 1) assess the adequacy and effectiveness of our internal control systems; 2)coordinates risk-based audits and compliance reviews; and 3) carry out other initiatives to evaluate and address risk within targeted areas of our business. Our ERM is dynamic and constantly evolving to reflect changes to our organizational processes, global economic environment as well as implementing the latest industry standards.

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

Underwriting Risk Management

Internal underwriting controls are established by our underwriting executives who are the Chief Underwriting Officer of Maiden Bermuda, and the President of Maiden US, working in close coordination with our CEO, our Chief Financial Officer ("CFO") and the President of Maiden Bermuda. Underwriting authority is delegated to the managers in each business segment and to underwrite in accordance with prudent practice and an understanding of each underwriter’s capabilities. In accordance with our underwriting guidelines, underwriting authorities are delegated to underwriting teams as well as individual underwriters. Our targeted performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

We have a disciplined approach to underwriting and risk management that relies heavily upon the collective underwriting expertise of our management and staff. This expertise is in turn guided by the following underwriting principles:

•	we will underwrite and accept only those risks we know and understand;

•	we will perform our own independent pricing and risk review on all risks we accept; and

•	we will accept only those risks that are expected to earn an appropriate risk-adjusted return on capital.

Before developing a reinsurance proposal, we consider the appropriateness of the client, including the quality of its management, its financial stability and its risk management strategy. In addition, we require each program to include significant information on the nature of the perils to be included and detailed exposure and loss information, including rate changes and changes in underwriting and claims handling guidelines over time. Whenever possible, we conduct an on-site audit of the client’s operations prior to quoting. If the customer and business meets our underwriting criteria, we then develop a proposal which contemplates the prospective client’s needs, that account’s risk/reward profile, as well as our corporate risk objectives. We have fully integrated our internal claims, underwriting and actuarial pricing staff into the underwriting and decision making process. We use in-depth actuarial, claims and exposure analyses to evaluate contracts prior to quoting. We underwrite and accept property and casualty reinsurance business, accident and health reinsurance business and credit life insurance business. In general, we underwrite reinsurance business that historically is lower in volatility and more predictable than other classes of reinsurance business such as catastrophe reinsurance, which we generally avoid. As part of our risk management process, we track exposures that we believe are most likely to deliver excessive accumulations to a particular type of event.

In addition to the above technical and analytical practices, our underwriters use a variety of means, including specific contract terms, to manage our exposure to loss. Specific terms include occurrence limits, adjustable ceding commissions and premiums, aggregate limits, reinstatement provisions and other loss sensitive features. Additionally, our underwriters use appropriate exclusions, terms and conditions to further eliminate or reduce particular risks or exposures that our underwriting teams deem to be outside of the intent of the coverage we are willing to offer.

In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or enhancing our capital position. Reinsurance ceded does not relieve the Company of its obligations to the policyholders. We remain liable to the extent that any reinsurance company fails to meet its obligations. In the event that one or more of the reinsurers are unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.

Maiden’s risk appetite and tolerances have been formally approved by our Audit Committee. Our Audit Committee also reviews the Group Solvency Self-Assessment ("GSSA") which is required to be filed with the Bermuda Monetary Authority ("BMA") and used to understand current and prospective risks and the associated capital requirements. The GSSA is an integral part of our risk management framework and reflects our risk tolerance and overall business strategy. The GSSA documents our internal self-assessment of capital which is determined using our internal model. Our internal model quantifies the level of capital needed to meet our liabilities within our specified confidence level. The major risks are insurance related - both premium risk and reserve risk, reflecting the possibility that our pricing may be too low and/or our reserving levels may not be sufficient.
Catastrophe Risk Management

While we generally avoid catastrophe exposed reinsurance risks, certain risks we reinsure are exposed to catastrophic loss events. Our tolerance is that our modeled one-in-250 year catastrophe occurrence loss must be less than 50% of our operating income and our aggregate loss must be less than 75% of our operating income. At December 31, 2015, our one-in-250 year catastrophe exposure on a per occurrence and aggregate basis is $36.4 million and $77.8 million, respectively, within these stated tolerances.

To achieve our catastrophe risk management objectives, we utilize commercially available modeling tools to quantify and monitor the various risks we accept. We have licensed catastrophe modeling software from one of the principal modeling firms, Applied Insurance Research ("AIR"). These software tools use exposure data provided by our ceding company clients to simulate catastrophic losses. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to AIR to improve the efficiencies and accuracy of their models. We use modeling not only for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for the most detailed location information available, including data at the zip code or postal code level or finer. Data output from the software described above is incorporated into our proprietary pricing models. Our proprietary systems include those for modeling risks associated with property catastrophe, property and U.S. workers’ compensation business, various casualty and specialty pricing models. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.

Retrocessions

We use retrocessional agreements to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to provide capital support. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, so we retain credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2015, we had approximately $71.2 million of reinsurance recoverable under such agreements, of which $35.0 million or 49.2% relates to reinsurance claims from Superstorm Sandy.

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

Both Maiden US and Maiden Bermuda compete with a wide variety of major reinsurers including those based in Bermuda. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: General Reinsurance Corporation, Hannover Re Group, Munich Reinsurance America, Inc., PartnerRe Ltd., Swiss Reinsurance Company Ltd., and Transatlantic Reinsurance Company.

Many of these entities have significantly more capital, higher ratings from rating agencies and more employees than we do; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allow us to effectively compete for profitable business.

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

More recently, January 1, 2016 reinsurance renewals show competitive pricing conditions. While these conditions have been most pronounced in severity related placements, particularly in property catastrophe contracts which are more acutely feeling the impact of capital inflows, we also see an elevated level of competition in our higher frequency/lower severity business as well. While the business we write as part of our business model is somewhat more insulated from these competitive conditions, we are experiencing some pricing pressures as a result of broader industry conditions.

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

Our subsidiaries, Maiden Bermuda and Maiden US, each currently has a financial strength rating of "A-" (Excellent, the fourth highest out of sixteen rating levels) with a positive outlook from A.M. Best, and "BBB+" (Good, the eighth highest out of twenty-two rating levels) with a stable outlook from S&P.

Distribution of Our Reinsurance Products

We market our Diversified Reinsurance segment through third party intermediaries, as well as directly through our own marketing efforts. Our direct marketing activities are generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency.

In the years ended December 31, 2015, 2014 and 2013, the sources of gross premiums written in our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2015	2014	2013
Brokers	54.6%	57.1%	57.7%
Direct	45.4%	42.9%	42.3%
Total	100.0%	100.0%	100.0%

In the years ended December 31, 2015, 2014 and 2013, our top three brokers represented approximately 36.9%, 31.6% and 29.9%, respectively, of gross premiums written in our Diversified Reinsurance segment. A further breakdown of the gross premiums written by our Diversified Reinsurance segment by broker for December 31, 2015, 2014 and 2013 were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2015	2014	2013
Broker
Aon Benfield Inc.	17.3%	15.8%	11.9%
Marsh & McLennan Companies (including Guy Carpenter)	12.2%	12.0%	12.6%
U.S. RE Corporation	7.4%	1.4%	1.0%
Risk & Insurance Services Consulting, LLC	4.6%	2.7%	3.2%
All Other Brokers	13.1%	25.2%	29.0%
Total Broker	54.6%	57.1%	57.7%
Direct	45.4%	42.9%	42.3%
Total	100.0%	100.0%	100.0%

Reserve for Loss and Loss Adjustment Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the U.S., Sweden and by U.S. GAAP to establish loss reserves to cover our estimated liability for the payment of all loss and loss adjustment expenses ("LAE") incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of loss and LAE which we are ultimately required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. It is our policy to establish these losses and LAE reserves using prudent actuarial methods after reviewing all information known to us at the date they are recorded.

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

A variety of standard actuarial methods are calculated to estimate ultimate loss and LAE. The majority of our business is reserved individually by cedant and line of business, with the remainder reserved in homogeneous groupings. Ultimate loss selections are accumulated across the reserve segments, and appropriate actuarial judgment is applied to determine the final selection of estimated ultimate losses. Ultimate losses are converted to IBNR reserves by subtracting inception to date paid losses and case reserves from those amounts. The combined total of case and IBNR results in indicated reserves which are the basis for the carried reserves for financial statements. Ultimate losses are also used to estimate premium and commission accruals for accounts with adjustable features.

Loss reserves do not represent an exact calculation of liability; rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial and statistical projections and on our assessment of currently available data, as well as estimates of trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. Establishing an appropriate level of loss reserves is an inherently uncertain process. In addition, the relatively long reporting periods between when a loss occurs and when it may be reported to our claims department for our casualty lines of business also increase the uncertainties of our reserve estimates in such lines. To assist us in establishing appropriate reserves for loss and LAE, we analyze a significant amount of internal data and external insurance industry information with respect to the pricing environment and loss settlement patterns. In combination with our individual account pricing analyses and our internal loss settlement patterns, this industry information is used to guide our loss and LAE estimates. These estimates are reviewed quarterly, at a high level of detail, and any adjustments are reflected in earnings in the periods in which they are determined.

Analysis of Consolidated Loss Reserves Development

The following table shows the development of gross and net reserves for unpaid loss and LAE for our business for calendar years 2013 through 2015. The table does not present accident or policy year development data. The table begins by showing the initial reported year-end gross and net reserves, including IBNR reserves, recorded at the balance sheet date for each of the three years presented.

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Gross unpaid loss and LAE reserves - January 1	$2,271.3	$1,957.8	$1,740.3
Less: reinsurance recoverable - January 1	75.9	84.0	110.9
Net loss and LAE reserves - January 1	2,195.4	1,873.8	1,629.4
Net incurred losses related to:
Current year	1,558.7	1,479.4	1,351.0
Prior years	74.9	18.8	(1.4)
	1,633.6	1,498.2	1,349.6
Net paid losses related to:
Current year	(457.5)	(430.4)	(517.6)
Prior years	(892.9)	(705.4)	(598.5)
	(1,350.4)	(1,135.8)	(1,116.1)
Effect of foreign exchange movement	(39.7)	(40.8)	10.9
Net loss and LAE reserves - December 31	2,438.9	2,195.4	1,873.8
Reinsurance recoverable - December 31	71.2	75.9	84.0
Gross unpaid loss and LAE reserves - December 31	$2,510.1	$2,271.3	$1,957.8

During 2015, the Company recorded estimated net adverse development, primarily from U.S. commercial auto business, on prior year loss reserves of $74.9 million or 3.3% of prior year net loss and LAE reserves compared to net unfavorable development $18.8 million or 1.0% in 2014 and net favorable development of $1.4 million or 0.1% in 2013.

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

Development of Reserve for Loss and LAE - Gross

For the Year Ended December 31,	2007	2008(1)	2009	2010(1)	2011	2012	2013	2014	2015
Gross	($ in Millions)
As originally estimated	$38.5	$897.7	$1,002.7	$1,226.8	$1,398.4	$1,740.3	$1,957.8	$2,271.3	$2,510.1
Liability re-estimated:
One Year later	$36.7	$886.3	$963.1	$1,238.9	$1,426.5	$1,750.0	$1,944.6	$2,326.0
Two Years later	37.3	869.8	972.1	1,247.3	1,424.9	1,812.2	2,001.8
Three Years later	37.9	852.9	975.9	1,242.0	1,454.3	1,846.0
Four Years later	41.3	842.6	975.1	1,255.5	1,479.7
Five Years later	40.5	838.5	985.0	1,272.9
Six Years later	40.5	842.7	992.4
Seven Years later	44.0	847.1
Eight Years later	45.3
Cumulative deficiency (redundancy)	$6.8	$(50.6)	$(10.3)	$46.1	$81.3	$105.7	$44.0	$54.7
Less: Cumulative deficiency (redundancy) due to foreign exchange	—	—	—	(7.3)	(5.4)	(14.8)	(45.5)	(25.4)
Cumulative deficiency (redundancy) excluding the impact of foreign exchange	$6.8	$(50.6)	$(10.3)	$53.4	$86.7	$120.5	$89.5	$80.1
Cumulative claims paid:
One Year later	$16.6	$303.2	$266.0	$452.7	$592.8	$672.8	$712.9	$883.4
Two Years later	33.7	402.4	457.8	746.1	914.7	1,127.2	1,074.8
Three Years later	34.1	542.2	607.0	940.7	1,146.7	1,325.5
Four Years later	37.6	665.0	703.4	1,066.3	1,272.9
Five Years later	38.0	725.2	753.6	1,152.7
Six Years later	40.2	764.9	805.1
Seven Years later	42.8	797.0
Eight Years later	45.2
Liability re-estimated:
One Year later	95.4%	98.7%	96.0%	101.0%	102.0%	100.6%	99.3%	102.4%
Two Years later	96.8%	96.9%	96.9%	101.7%	101.9%	104.1%	102.2%
Three Years later	98.5%	95.0%	97.3%	101.2%	104.0%	106.1%
Four Years later	107.2%	93.9%	97.2%	102.3%	105.8%
Five Years later	105.3%	93.4%	98.2%	103.8%
Six Years later	105.2%	93.9%	99.0%
Seven Years later	114.3%	94.4%
Eight Years later	117.7%
Cumulative deficiency (redundancy)	17.7%	(5.6)%	(1.0)%	3.8%	5.8%	6.1%	2.2%	2.4%
Less: Cumulative deficiency (redundancy) due to foreign exchange	—%	—%	—%	(0.6)%	(0.4)%	(0.9)%	(2.3)%	(1.1)%
Cumulative deficiency (redundancy) excluding the impact of foreign exchange	17.7%	(5.6)%	(1.0)%	4.4%	6.2%	7.0%	4.5%	3.5%
Gross loss and LAE cumulative paid as a percentage of originally estimated liability
One Year later	43.1%	33.8%	26.5%	36.9%	42.4%	38.7%	36.4%	38.9%
Two Years later	87.6%	44.8%	45.7%	60.8%	65.4%	64.8%	54.9%
Three Years later	88.6%	60.4%	60.5%	76.7%	82.0%	76.2%
Four Years later	97.7%	74.1%	70.2%	86.9%	91.0%
Five Years later	98.8%	80.8%	75.2%	94.0%
Six Years later	104.4%	85.2%	80.3%
Seven Years later	111.2%	88.8%
Eight Years later	117.4%

Development of Reserve for Loss and LAE - Net

For the Year Ended December 31,	2007	2008(1)	2009	2010(1)	2011	2012	2013	2014	2015
Net of reinsurance	($ in Millions)
As Originally Estimated	$38.5	$897.7	$994.3	$1,220.1	$1,378.1	$1,629.4	$1,873.8	$2,195.4	$2,438.9
Liability Re-estimated:
One Year later	$36.7	$886.3	$961.4	$1,233.3	$1,403.1	$1,635.0	$1,862.8	$2,245.1
Two Years later	37.3	869.8	969.5	1,230.6	1,383.7	1,697.9	1,909.1
Three Years later	37.9	852.9	967.8	1,220.9	1,424.9	1,733.6
Four Years later	41.3	842.6	965.3	1,234.2	1,442.7
Five Years later	40.7	838.5	975.0	1,246.7
Six Years later	40.5	842.7	982.4
Seven Years later	44.0	847.1
Eight Years later	45.3
Cumulative net deficiency (redundancy)	$6.8	$(50.6)	$(11.9)	$26.6	$64.6	$104.2	$35.3	$49.7
Less: Cumulative net deficiency (redundancy) due to foreign exchange	—	—	—	(7.0)	(5.4)	(14.9)	(44.8)	(25.2)
Cumulative net deficiency (redundancy) excluding the impact of foreign exchange	$6.8	$(50.6)	$(11.9)	$33.6	$70.0	$119.1	$80.1	$74.9
Cumulative claims paid:
One Year later	$16.6	$303.2	$266.0	$423.9	$530.3	$598.5	$669.1	$865.1
Two Years later	33.7	402.4	444.3	682.9	827.1	1,020.7	1,004.9
Three Years later	34.1	542.2	575.1	901.8	1,072.5	1,213.8
Four Years later	37.6	665.0	662.5	978.0	1,165.0
Five Years later	38.0	725.2	710.9	1,062.3
Six Years later	40.2	764.9	761.8
Seven Years later	42.8	797.0
Eight Years later	45.2
Liability Re-estimated:
One Year later	95.4%	98.7%	96.7%	101.1%	101.8%	100.3%	99.4%	102.3%
Two Years later	96.8%	96.9%	97.5%	100.9%	100.4%	104.2%	101.9%
Three Years later	98.5%	95.0%	97.3%	100.1%	103.4%	106.4%
Four Years later	107.2%	93.9%	97.1%	101.2%	104.7%
Five Years later	105.8%	93.4%	98.1%	102.2%
Six Years later	105.2%	93.9%	98.8%
Seven Years later	114.3%	94.4%
Eight Years later	117.7%
Cumulative net deficiency (redundancy)	17.7%	(5.6)%	(1.2)%	2.2%	4.7%	6.4%	1.9%	2.3%
Less: Cumulative net deficiency (redundancy) due to foreign exchange	—%	—%	—%	(0.6)%	(0.4)%	(0.9)%	(2.4)%	(1.1)%
Cumulative net deficiency (redundancy) excluding the impact of foreign exchange	17.7%	(5.6)%	(1.2)%	2.8%	5.1%	7.3%	4.3%	3.4%
Net loss and LAE cumulative paid as a percentage of originally estimated liability
One Year later	43.1%	33.8%	26.7%	34.7%	38.5%	36.7%	35.7%	39.4%
Two Years later	87.6%	44.8%	44.7%	56.0%	60.0%	62.6%	53.6%
Three Years later	88.6%	60.4%	57.8%	73.9%	77.8%	74.5%
Four Years later	97.7%	74.1%	66.6%	80.2%	84.5%
Five Years later	98.8%	80.8%	71.5%	87.1%
Six Years later	104.4%	85.2%	76.6%
Seven Years later	111.2%	88.8%
Eight Years later	117.4%

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

Our Employees

As of December 31, 2015, we had a total of 204 full-time employees who are located in Bermuda, the U.S., the U.K., Germany, Austria, Russia, Netherlands, Ireland and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.

Regulatory Matters

General

The insurance and reinsurance industry are subject to regulatory and legislative oversight and regulation in various markets we operate in.

Bermuda Insurance Regulation

Maiden Bermuda is regulated as a registered Class 3B general business insurer under the Insurance Act 1978 of Bermuda, as amended, and related regulations (together, the "Insurance Act"), which regulates the insurance business of Bermuda registered insurers and provides that no person shall carry on any insurance business in or from within Bermuda unless that person has been registered under the Insurance Act by the BMA. The BMA is responsible for the day-to-day supervision of insurers and insurance groups in respect of which it is the group supervisor. Under the Insurance Act, insurance business includes reinsurance business. The registration of an applicant as an insurer is subject to its complying with the terms of its registration and such other conditions as the BMA may impose from time to time.

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

•
Cancellation of Insurer's Registration: An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles. We believe that we are in compliance with applicable regulations under the Insurance Act.

•
Principal Office and Principal Representative: An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative.

•
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return: Maiden Bermuda must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial return for a Class 3B insurer includes, among other things, a report of the approved independent auditor on the statutory financial statement of such insurer, declaration of the statutory ratios, solvency certificates, the statutory financial statements for the general business, the opinion of the loss reserve specialist, a schedule of reinsurance ceded and a statutory declaration in the matter of the Insurance Code of Conduct as described below. Maiden Bermuda is also required to file audited U.S. GAAP annual financial statements, which must be available to the public. In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement ("BSCR") model (described below), a commercial insurer's solvency self-assessment ("CISSA"), a catastrophe risk return and a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital.

•
Minimum Liquidity Ratio: The Insurance Act requires all general business insurers to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and time deposits, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and sundry liabilities (by interpretation, those not specifically defined) and letters of credit and guarantees.

•
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions: Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin ("MSM"). Maiden Bermuda is also required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement ("ECR"). Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more.

•
Fit and Proper Controllers: The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act.

•
Notification by Registered Person of Change of Controllers and Officers: All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

•
Notification of Material Changes: All registered insurers are required to give 14 days’ notice to the BMA of certain matters that are likely to be of material significance (a “Material Change” within the meaning of the Insurance Act).

•
Code of Conduct: Maiden Bermuda is required to comply with the Insurance Code of Conduct of the Authority ("Code") which prescribes the duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities below). We believe that we are in compliance with the Code.

•
Group Supervision: The BMA acts as group supervisor of the Company and has designated Maiden Bermuda to be the designated insurer. As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above. In carrying out its group supervisory functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra‑group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure.

•
Group MSM and Group ECR: The Designated Insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Beginning on December 31, 2013, we are required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group BSCR model or an approved group internal capital model. The Group ECR will be phased-in over 5 years; for the year ended December 31, 2015, it is set at 70% of the amount calculated using the Group BSCR model and thereafter it will increase in increments of 10% per year through year-end 2018.

•
Designated Insurer Notification Obligations: The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the insurance group or any member of the group becoming insolvent or that a reportable "event" has, to the Designated Insurer's knowledge, occurred or is believed to have occurred. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days it must furnish a group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof.

•
BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities: The BMA has certain powers of investigation and intervention relating to insurers and their holding companies, subsidiaries and other affiliates, which it may exercise in the interest of such insurer's policyholders or if there is any risk of insolvency or of a breach of the Insurance Act or the insurer's license conditions. The BMA’s prudential framework for (re)insurance and group supervision has been recognized by the European Commission’s Delegated Act as being fully equivalent to regulatory standards applied to European reinsurance companies and insurance groups in accordance with the requirements of the Solvency II Directive. The Delegated Act is subject to review, and once it comes into force, the equivalence decision will be applied retroactively to January 1, 2016. There are planned changes to Bermuda’s regulatory regime that have been communicated to the industry. Certain significant aspects of the planned changes are set forth below. The BMA is implementing an Economic Balance Sheet ("EBS") framework which will be used as the basis to determine the ECR of insurers and group. The new regulations come into operation on January 1, 2016 and apply to financial years beginning on or after January 1, 2016. The BMA is also implementing new public disclosure rules that require all insurers and insurance groups to prepare and publish a Financial Condition Report ("FCR"). The FCR is intended to provide additional information to the public in relation to the insurer’s and group’s business model, whereby they may make an informed assessment on whether the business is run in a prudent manner. The new rules come into operation on January 1, 2016 and apply to financial years beginning on or after January 1, 2016.

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
United States

Maiden US, domiciled in Missouri, is an accredited reinsurer in six states and an authorized insurer in forty-five jurisdictions. Regulatory, supervisory and administrative authority is primarily delegated to the states with the exception of federal authority over boycott, coercion and intimidation, federal antitrust laws and where federal law is enacted specifically to regulate the business of insurance. Among other things, state insurance departments regulate insurer solvency standards, insurer and agent licensing, authorized investments, loss and expense reserves and provisions for unearned premiums, and deposits of securities for the benefit of policyholders. Maiden US is required to file detailed financial statements and other reports with the departments of insurance in all states in which they are licensed to transact business. These financial statements are subject to the supervision, regulation and periodic examination by the Missouri department of insurance ("DOI").

State Insurance Department Examinations
Maiden US is subject to the financial supervision and regulation of the state in which it is domiciled. As part of their regulatory oversight process, state insurance departments conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations may be carried out in cooperation with the insurance departments of other states under guidelines promulgated by the National Association of Insurance Commissioners ("NAIC").

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

Holding Company Regulation
Maiden US is subject to the U.S. statutory holding company laws of its state of domicile. The insurance holding company laws and regulations apply directly to individual insurers, indirectly to non-insurance entities, and provide regulators the ability to look at any entity within an insurance holding company system. State regulations generally provide that each insurance company in an insurance holding company system must register with the insurance department of its state of domicile. These laws vary from state to state, but each state has enacted legislation which requires licensed insurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. All transactions involving the insurers in a holding company system and their affiliates must be fair and reasonable and, if material, require prior notice and approval or non-disapproval by the state insurance department of their domicile.

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

Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. At December 31, 2015, Maiden US had adjusted capital in excess of amounts requiring company or regulatory action.

Reinsurance
The ability of an insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, an insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed, certified or accredited in a state where the primary insurer is domiciled or, in some instances, in a state in which the primary insurer is licensed. States also generally permit primary insurers to take credit for reinsurance if the reinsurer is (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the standards in the primary insurer's state of domicile, and (ii) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral. Maiden is able to take credit for all reinsurance purchased and all cedents are able to take credit for reinsurance they purchase from Maiden.

NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. At December 31, 2015, Maiden US did not have an IRIS ratio range warranting any regulatory action.

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

Regulatory changes within the NAIC model laws could affect Maiden US. The concept of “enterprise risk” within an insurance holding company is a proposal that Missouri adopted in 2015 as an amendment to the Insurance Holding Company System Regulatory Act and Regulation. The first enterprise risk report is due on May 1, 2016 and annually thereafter. Maiden maintains its own robust ERM framework and we believe that adoption of the NAIC model laws will not be onerous for the Company.

Under the 2011 revisions to the NAIC Credit for Reinsurance Model Law and Regulation, non-U.S. reinsurers from "qualified jurisdictions" can apply to become a "certified reinsurer". Certified reinsurers are eligible to post less than 100% collateral for reinsurance assumed from U.S. ceding companies. At this time, we are unable to determine whether any additional changes in the U.S. reinsurance regulatory framework will be implemented and what effect any changes would have on our operations or financial condition.

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

International Standards
U.S. federal and state regulators have committed in principle to adopting international standards with respect to basic regulatory issues such as accounting, risk management and corporate governance. International regulatory considerations are increasingly being deliberated by the NAIC and could increase regulatory burdens for Maiden US and have the potential to negatively impact all U.S. insurers, regardless of size. Various trade associations and industry participants are aggressively working to impact the NAIC adoption of these standards. However, the final outcome of these deliberations is unknown at this time.

Federal

Although the regulation of the business of insurance and reinsurance is predominantly performed by the states, federal initiatives, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), often have an impact on the insurance industry. From time to time, various federal regulatory and legislative changes have been proposed in the insurance and reinsurance industry. Turmoil in the financial markets has increased the likelihood of changes in the way the financial services industry is regulated. While we cannot predict the exact nature, timing or scope of possible governmental initiatives, there may be increased regulatory intervention in our industry in the future.

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

Additional material addressing TRIA and TRIPRA, including Treasury issued interpretive letters, are contained on the Treasury’s website.

Taxation of the Company and its Subsidiaries

The following summary of the taxation of Maiden Holdings and its subsidiaries is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries of ours are subject to taxation related to operations in Australia, Germany, Russia, Sweden, the U.K. and the U.S. The discussion below covers the principal locations for which the Company or its subsidiaries are subject to taxation.

Bermuda

Maiden Holdings and Maiden Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or Maiden Bermuda or to any of their operations or the shares, debentures or other obligations of Maiden Holdings or Maiden Bermuda until March 31, 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings and Maiden Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to Maiden.

Germany

AVS Automotive VersicherungsService GmbH ("AVS Germany") formerly known as Maiden Germany GmbH or "Maiden Germany", which is a wholly owned subsidiary of Maiden Global, is the majority shareholder of OVS. AVS Germany is subject to German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax of 14.7% resulting from the registered seat of the company in Russelsheim is paid.

AVS Germany has been able to engage in general commerce as of October 21, 2015 and owns 90% of the shares in OVS. AVS Germany and OVS implemented a tax unity for corporate income and trade tax purposes by entering into a profit and loss pooling agreement with a retroactive effect from January 1, 2011, accordingly all profits and losses generated by OVS are attributed to AVS Germany. The non-affiliated shareholder that holds the remaining 10% stake in OVS receives a fixed annual dividend of €45,000 from AVS Germany, since all income is attributed to AVS Germany as a result of the tax unity.

OVS, also with its registered seat in Russelsheim, is subject to the same German corporate income tax of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax of 14.70%. OVS is engaged in general commerce as an insurance agency. The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. In general, income from capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. The same applies to income from dividend if the stake in the dividend paying corporation is at least 10% (for corporate income tax purposes), respectively 15% (for trade tax purposes) at the beginning of the respective calendar year (for dividends received from companies resident outside Germany, the 15% stake in the non-resident corporation must be held as from the beginning of the calendar year). However, a lump sum of 5% of the dividend / capital gains is added back to the taxable income, representing non-deductible business expenses. Since there is a tax unity in place between AVS Germany and OVS, the tax exemption for dividends received by OVS is (due to the tax unity) not granted to OVS, but rather to AVS Germany, the 90% shareholder. Any income generated by OVS is directly attributable to AVS Germany under the profit and loss pooling agreement and therefore taxed at the level of AVS Germany. Thus, no dividend payment by OVS to AVS Germany is required. However, 20/17ths of the amount of the guaranteed dividend to the non-affiliated shareholder is taxed to OVS as its own taxable income.

Maiden Global has obtained a withholding tax exemption certificate from the Federal Central Tax Office such that any dividend from AVS Germany to Maiden Global is exempt from German withholding tax. There is no German withholding tax on (non-profit related) interest payments to corporate shareholders. Other than AVS Germany and OVS, we believe that the Company has operated and will continue to operate its business in a manner that will not cause its affiliates to be treated as engaged in a trade or business within Germany. A trade or business in Germany requires a permanent establishment either in the form of a fixed place of business or by having a permanent representative on German ground. A subsidiary may qualify as permanent representative if it carries out business activities of its shareholder or an affiliate in Germany.

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

United Kingdom

Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The main rate of U.K. corporation tax is 20% with effect from April 1, 2015. Non-U.K. resident corporations are within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K.

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

United States

Maiden NA and its subsidiaries, including Maiden US, (collectively, the Maiden NA Companies), transact business in and are subject to taxation in the U.S. Other than the Maiden NA Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal tax rate is currently 35% for a corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

We began underwriting reinsurance transactions in July 2007. As a result, there is limited historical information available to help investors evaluate our performance. In addition, in light of a series of significant transactions during that time, including (but not limited to) the GMAC Acquisition in 2008, NGHC Quota Share in March 2010 (currently in run-off effective August 1, 2013), the IIS Acquisition in November 2010, and in 2013, selling the primary insurance business written on a surplus lines basis by Maiden Specialty (as noted in Item 1 Business, on November 4, 2015, Maiden US finalized the sale of its wholly owned subsidiary, Maiden Specialty, to Clear Blue), our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations over a long term basis.

We may not be able to manage our growth effectively.

Since our inception, our business has grown at a compound annual growth rate of 25.8%, with growth of 6.2% in 2015. We expect our business to grow in the future as we continue our relationships with existing clients while seeking opportunities to reinsure other insurance companies operating in similar niches. We are targeting a 10% annual growth rate for 2016. Expansion of our business at a rate faster than we anticipate could require additional resources including capital and possibly personnel.

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

We believe that there will be opportunities to renew existing business and write new reinsurance and insurance through Maiden US. We cannot assure you, however, that Maiden US will retain its clients or write new business as we may expect. However, market conditions have been competitive for an extended period of time and are expected to remain competitive for the foreseeable future, particularly as new market participants with business objectives different from Maiden's influence the competitive environment. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our reinsurance business and the failure to do so may have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition, results of operations and prospects.

Our actual losses may be greater than our reserve for loss and LAE, which would negatively impact our financial condition and results of operations.

We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer and the ultimate disposition of that loss. The reserves we establish represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as:

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

While we believe that while our case reserves and IBNR reserves are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

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

Our participation in property and casualty reinsurance markets means the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. As is common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume.

If we fail to establish and receive appropriate pricing or fail to contractually limit our exposure to such risks, we could face significant losses on these contracts, which could have a material adverse impact on our financial results.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. At December 31, 2015, our one-in-250 year catastrophe exposure on a per occurrence and aggregate basis is $36.4 million and $77.8 million, respectively.

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

We have exposure to losses resulting from acts of terrorism, acts of war and political instability as a reinsurer of U.S. domiciled insurers. U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. In response to the September 11, 2001 terrorist attacks, the U.S. Congress enacted legislation designed to ensure, among other things, the availability of insurance coverage for foreign terrorist acts, including the requirement that insurers offer such coverage in certain commercial lines. The TRIA requires commercial property and casualty insurance companies to offer coverage for certain acts of terrorism and established a federal assistance program through the end of 2005 to help such insurers cover claims related to future terrorism-related losses. The Terrorism Risk Insurance Extension Act ("TRIEA") extended the federal assistance program through 2007, but it also set a per-event threshold that had to be met before the federal program would become applicable and also increased insurers’ statutory deductibles. The Terrorism Risk Insurance Program Revitalization Act ("TRIPRA") extended the federal assistance program through December 31, 2014. The program was reauthorized, with some adjustments to its provisions, for six years through December 31, 2020.

TRIPRA also expanded the definition of Act of Terrorism by removing the distinction between foreign and domestic acts of terrorism. While TRIPRA does not specifically cover losses Maiden may incur, recoveries that our clients receive generally inure to our benefit.

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

An adverse resolution of one or more lawsuits or arbitrations could have a material adverse effect on our results of operations in a particular fiscal quarter or year.

The integration of companies we acquire may not be as successful as we anticipate.

While we have had limited acquisition activity since our inception, we may periodically evaluate and undertake acquisitions. Acquisitions involve numerous risks, including operational, strategic, and financial risks such as potential liabilities associated with the acquired business. Difficulties in integrating an acquired company from a financial and operational standpoint may result in the acquired company performing differently than we currently expect or in our failure to realize anticipated expense-related efficiencies. Our existing businesses could also be negatively impacted by acquisitions.

Technology breaches or failures, including, but not limited to, those resulting from cyber-attacks on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

Information technology and application systems can streamline many business processes and ultimately reduce the cost of operations however technology initiatives present certain risks. Our business is dependent upon our employees and outsourcers ability to perform, in an efficient and uninterrupted fashion, necessary business functions. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. Our information technology systems include the Internet and third-party hosted services. We use information systems to process financial information and results of operations for internal reporting purposes and for regulatory financial reporting, legal and tax requirements. We also use information systems for electronic communications with customers and our various locations.

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

In 2015, reinsurance of U.S. workers’ compensation insurance was 42.9% of total net premiums written, which is our largest exposure to a particular line of business, and reflects the ongoing growth of our largest client, AmTrust. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.

In many states, including California, our largest state in terms of U.S. workers’ compensation premium volume, there are active regulatory activities that oversee the level of rates that can be charged by individual insurers. As a result, there is a risk that our clients may not be able to implement needed rate increases to maintain sufficient levels of profitability on business we write.

We operate in a highly competitive industry.

The reinsurance industry is highly competitive. We compete with major U.S. and non-U.S. reinsurers, including other Bermuda-based reinsurers, on an international and regional basis. Many of these entities have significantly larger amounts of capital, higher ratings from rating agencies and more resources than us. Historically, periods of increased capacity levels in our industry have led to increased competition which puts pressure on reinsurance pricing.

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

Our efforts to develop products, expand in targeted markets or modify our business and strategic plans may not be successful and may create enhanced risks.

A number of our planned business initiatives involve developing new products or expanding existing products in targeted markets. To develop new products or markets, we may need to make substantial capital and operating expenditures, which may negatively impact our results in the near term. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we are able to market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations. As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core operations and competencies. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.

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

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda and Maiden US have each received a financial strength rating of "A-" (Excellent) with a positive outlook from A.M. Best and have also received a financial strength rating of "BBB+" (Good) with a stable outlook from S&P.

Ratings from these agencies are an opinion of our financial strength and ability to meet ongoing obligations to our future policyholders, and it is not an evaluation directed to our investors in our common shares, preference shares or senior notes, nor is it a recommendation to buy, sell or hold our common shares, preference shares or senior notes. Each rating should be evaluated independently of any other rating.

The ratings of Maiden Bermuda and Maiden US are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or S&P. If A.M. Best were to downgrade Maiden Bermuda’s rating below "A-", AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or S&P were to downgrade Maiden Bermuda or Maiden US, our competitive position would suffer, and our ability to market our products, to obtain clients and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because our clients may move to other reinsurers with higher claims paying and financial strength ratings.

Clients, Brokers and Financial Institutions

Our business is dependent upon reinsurance brokers and other producers, including third party administrators and financial institutions, and the failure to develop or maintain these relationships could materially adversely affect our ability to market our products and services.

We market a significant portion of products in our Diversified Reinsurance segment through brokers and expect that we will derive a significant portion of our business from a limited number of brokers. Our failure to further develop or maintain relationships with brokers from whom we expect to receive our business could have a material adverse effect on our business, financial condition and results of operations.

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

We have exposure to counterparties in many different industries and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the obligation.

We maintain cash balances, including restricted cash held in trust accounts, significantly in excess of the FDIC insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions. If one or more of these financial institutions were to fail, our ability to access cash balances may be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.

Liquidity, Capital Resources and Investments

A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.

Investment income is an important component of our net income. We currently plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. At December 31, 2015, the fixed income securities of $4.1 billion in our investment portfolio represented 92.3% of our total cash and investments, of which $11.8 million or 0.3% were in other investments, a combination of investments in limited partnerships and equity investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. As we currently classify 85.2% of our fixed maturity investments as available-for-sale ("AFS"), changes in the market value of our securities are reflected in shareholders’ equity. The remainder of our fixed maturity investments are held-to-maturity ("HTM") and carried at amortized cost.

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

Our investment portfolio consists almost completely of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on mortgage-backed securities ("MBS") included in our investment portfolio (all U.S. government agency bonds are currently "AA+" rated by S&P). Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. Since 2007, global financial markets and credit markets in particular have experienced unprecedented volatility due to the effects of global economic weakness and resulting fiscal and monetary crises. Both the U.S. and other sovereign governments, particularly in Europe, have enacted and continue to enact significant fiscal and monetary measures which have elevated levels of liquidity in the credit market in order to ensure economic stability and sustain recent limited economic growth. These measures have reduced interest rates to historically low levels and could continue to affect many types of fixed income securities, continuing the current period of higher than average price volatility. Based on the statements of the U.S. Federal Reserve and other central banks globally, this period of low interest rates is widely expected to continue for at least the next two years.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2015 and 2014, these respective durations in years were as follows:

For the Year Ended December 31,	2015	2014
AFS fixed maturities and cash and cash equivalents	4.7	4.1
Reserve for loss and LAE	4.4	4.4

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

The determination of the fair values of the Company’s investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect.

The Company holds a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment used in measuring fair value. The assumptions used by management to measure fair values could turn out to be wrong and the actual amounts that may be realized in an orderly transaction with a willing market participant could be either lower or higher than the Company’s estimates of fair value. The Company reviews its investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. This evaluation is based on subjective factors, assumptions and estimates and may prove to be materially incorrect, which may result in the Company recognizing additional losses in the future as new information emerges or recognizing losses currently that may never materialize in the future in an orderly transaction with a willing market participant.

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

If our S&P rating is lowered beyond current levels, this could impact our ability to obtain additional debt or hybrid capital at reasonable terms. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

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

In connection with the Senior Note Offerings, Maiden NA has issued Senior Notes in the principal amount of $360.0 million, which is subject to a guarantee by Maiden Holdings. We have also issued $480.0 million in Preference Shares since 2012, the dividends of which are required to be paid before common shareholders are eligible for dividend payments. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:

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

The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2015, our total consolidated debt was $360.0 million and our total consolidated liabilities were $4.4 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board).

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the U. S.

Maiden Bermuda is not licensed, approved or accredited as a reinsurer anywhere in the U.S. and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities, including when our obligations to these ceding companies exceed negotiated amounts, in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company, often including estimates of unpaid losses made by the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company. It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited. At December 31, 2015, 90.7% of the collateral provided by Maiden Bermuda was in the form of trusts.

International Operations

Our offices that operate in jurisdictions outside Bermuda and the U.S. are subject to certain limitations and risks that are unique to foreign operations.

Our international operations are regulated in various jurisdictions with respect to licensing requirements, currency, reserves, employees and other matters. International operations may be harmed by political developments in foreign countries, which may be hard to predict in advance. Regulations governing technical reserves and remittance balances in some countries may hinder remittance of profits and repatriation of assets.

Foreign currency fluctuations may reduce our net income and our capital levels adversely affecting our financial condition.

We conduct business in a variety of non-U.S. currencies, the principal exposures being the euro, the British pound, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. While the Company may be able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks, a natural offset does not exist for all currencies.

We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2015, no such hedges or hedging strategies were in force or had been entered into.

If the European common currency, the euro, were to be devalued, undergo structural changes or in an extreme scenario collapse, in its participating countries or the basis on which they participate, we could be impacted, potentially significantly by the subsequent effects of such a circumstance.
We conduct business in countries in which the euro is the local currency. We report our financial results in U.S. dollars and use widely reported exchange rates to convert this currency into U.S. dollars. Countries whose currency is the euro have experienced significant economic uncertainty in recent years, which continues through the present time. These circumstances are the cumulative result of the effect of excessive sovereign debt, deficits by numerous participating countries in the euro, uncertainty regarding the monetary policies of the EU and their underlying funding mechanisms and poor economic growth and prospects for the EU as a whole.
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
For the year ended December 31, 2015, 9.4% of our net premiums written and 11.2% of our reserve for loss and LAE is euro denominated. At December 31, 2015 our fixed income portfolio contains: (1) $21.3 million of euro-denominated non-U.S. government and supranational bonds, which constitute 0.5% of the fixed income portfolio; and (2) $278.0 million of euro-denominated corporate bonds, which constitutes 6.8% of the fixed income portfolio. Of the euro-denominated non-U.S. government bonds, 52.5% were from Germany and the State of Israel. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.
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

In addition, our subsidiaries may not always be able to obtain or maintain necessary licenses, permits, authorizations or accreditations. They also may not be able to fully comply with, or to obtain appropriate exemptions from, the laws and regulations applicable to them. Any failure to comply with applicable law or to obtain appropriate exemptions could result in restrictions on either the ability of the company in question, as well as potentially its affiliates, to do business in one or more of the jurisdictions in which they operate or on brokers on which we rely to produce business for us. In addition, any such failure to comply with applicable laws or to obtain appropriate exemptions could result in the imposition of fines or other sanctions. Any of these sanctions could have a material adverse effect on our business. To date, no fine, penalty or restriction has been imposed on us for failure to comply with any insurance law or regulation.

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

On November 26, 2015, the EC recognized the BMA's prudential framework for (re)insurance and group supervision as being fully equivalent to regulatory standards applied to European reinsurance companies and insurance groups in accordance with the requirements of the Solvency II Directive subject to a three month review by the EC. Once the review is finalized, the equivalence decision will be applied for an unlimited period retroactively from January 1, 2016.

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

Under Bermuda law, for so long as Maiden Holdings has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden Holdings and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense and shall be liable on summary conviction to a fine of $25,000 (and to an additional fine of $500 for each day on which the offense has continued), or, if convicted on indictment, to a fine of $100,000 and/or two years in prison. In addition, a person holding 10% or more of the company’s common shares is not permitted to reduce or dispose of its holdings such that the proportion of the voting rights held by the shareholder will reach or fall below 10%, 20%, 33% or 50%, as the case may be, unless that shareholder has served on the BMA a notice in writing that it intends to do so. A person who has reduced or disposed of his holding in the company, where the proportion of the voting rights held by him will have reached or has fallen below 10%, 20%, 33% or 50%, as the case may be, without notifying the BMA of their intention to do so will be guilty of an offense and shall be liable on summary conviction to a fine of $25,000. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

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

Our success depends largely on our senior management, which includes, among others, Arturo M. Raschbaum, our President and CEO, Karen L. Schmitt, our CFO, Thomas H. Highet, our President of Maiden US, Patrick J. Haveron, our Executive Vice President and President of Maiden Bermuda, and Lawrence F. Metz, our Senior Vice President, General Counsel and Secretary. We have entered into employment agreements with each of these executive officers, as well as other key employees. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.
Our business in Bermuda could be adversely affected by Bermuda employment restrictions.

Currently, we employ seventeen non-Bermudians in our Bermuda office including our President and CEO, our CFO, Maiden Bermuda's President and Maiden Bermuda's Chief Underwriting Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, three, five, six or, in certain circumstances for key executives, ten years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.

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

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more, such application should consist of an affidavit signed by at least two directors and the principal representative stating that in their opinion the proposed reduction in capital will not cause Maiden Bermuda to fail to meet its relevant margins, and such other information as the BMA may require. Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. At December 31, 2015, Maiden Bermuda has the ability to pay dividends or distributions not exceeding $322.3 million without prior regulatory approval.

The timing and amount of any cash dividends on our common shares are at the discretion of the Board of Directors and will depend upon result of operations and cash flows, our financial position and capital requirements, and any other factors that our Board of Directors deems relevant.

The ability of Maiden US to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings. At December 31, 2015, Maiden US currently cannot pay dividends to Maiden NA.

A few significant shareholders may influence or control the direction of our business. If the ownership of our common shares continues to be highly concentrated, it may limit your ability and the ability of other shareholders to influence significant corporate decisions.

The interests of our Founding Shareholders may not be fully aligned with our interests, and this may lead to a strategy that is not in our best interest. As of February 19, 2016, our Founding Shareholders beneficially control approximately 20.3% of our outstanding common shares. Although they do not have any voting agreements or arrangements, our Founding Shareholders could exercise significant influence over matters requiring shareholder approval, and their concentrated holdings may delay or deter possible changes in control of Maiden Holdings, which may reduce the market price of our common shares.

We currently intend to pay a quarterly cash dividend of $0.14 per common share; however, any determination to pay dividends will be at the discretion of our board of directors.

Our board of directors currently intends to authorize the payment of a cash dividend of $0.14 per common share each quarter. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant, including Bermuda legal and regulatory constraints. Payment of dividends to common shareholders is also predicated on the payment of dividends to holders of Preference Shares before any such common dividend can be paid. If required dividend payments on the Preference Shares are not made, dividends to common shareholders may not be made until such time that Preference Share dividend payments resume.

Dividends on the Series A and Series C Preference Shares are non-cumulative.

Dividends on the Series A and Series C Preference Shares are non-cumulative and payable only out of lawfully available funds of Maiden Holdings under Bermuda law. Consequently, if our Board of Directors (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A and Series C Preference Shares, holders of the Series A and Series C Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if its Board of Directors (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A and Series C Preference Shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preference shares and/or our common shares.

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

On November 4, 2015, the Company’s Board of Directors approved an increase in the quarterly dividend payable to common shareholders from $0.13 to $0.14. The dividend will be payable on January 15, 2016 to shareholders of record as of January 1, 2016. Pursuant to the Conversion Rate Adjustment described above, the minimum and maximum conversion rates of 3.2258 and 4.0322, respectively, will be adjusted. The adjusted minimum and maximum conversion rates is determined after the close of business on January 1, 2016 (dividend record date), when the market price of the Company’s common shares is known. The current number of common shares that could possibly be issued on conversion, if conversion after January 1, 2016 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 10,876,642, an increase of 231,481 common shares since October 1, 2013.

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

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of February 19, 2016, 73,862,441 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of February 19, 2016, the total options outstanding was 1,873,521. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

Provisions in our bye-laws may reduce or increase the voting rights of our shares.

In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the "IRS Code")) of any U.S. Person (as that term is defined in the risk factors under the section captioned "Taxation" within this Item on page 41 (that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, to any of our subsidiaries or any direct or indirect shareholder or its affiliates. "Controlled shares" include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the IRS Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.

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

Relationship with AmTrust

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

We are still dependent, however, on AmTrust and its subsidiaries for a substantial portion of our business and underwriting income. Our Reinsurance Agreement with AII has been renewed for an additional three years (until July 1, 2019), subject to certain early termination provisions (including if the A.M. Best rating of Maiden Bermuda is reduced below "A-"). The Reinsurance Agreement will be extended for additional terms of three years unless either party elects not to renew. There is no assurance that this agreement will not terminate. The termination of the Reinsurance Agreement would significantly reduce our revenues and could have a material adverse effect on us.

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

Because (i) our Founding Shareholders collectively own or control approximately 47.9% of the outstanding shares of AmTrust’s common shares, (ii) our Founding Shareholders sponsored our formation, and (iii) our Founding Shareholders’ common shares represent approximately 20.3% of our outstanding common shares; we, therefore, may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.

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

As a result of our use of trust accounts, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility. If further collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required. At December 31, 2015, $2.6 billion was provided as collateral to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.

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

On July 19, 2013, the Organisation for Economic Co-operation and Development published its Action Plan on Base Erosion and Profit Shifting (the "BEPS Action Plan"), in an attempt to coordinate multilateral action on international tax rules. The recommended actions include an examination of the definition of a "permanent establishment" and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. Any changes in Australian, German, Irish, Russian, Swedish, U.K.or U.S. tax law in response to the BEPS Action Plan could adversely affect the Company's liability to tax.

Our operations may be affected by the introduction of a EU financial transaction tax ("FTT").

On February 14, 2013, the EU Commission published a proposal for a Directive for a common FTT in those EU Member States which choose to participate (''the FTT Zone"), currently Belgium, Germany, Estonia, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia.

The proposed FTT has broad scope and would apply to financial transactions where at least one party to the transaction is established in the FTT Zone and either that party or another party is a financial institution established in the FTT Zone. "Financial institution" covers a wide range of entities, including insurance and reinsurance undertakings. "Financial transaction" includes the sale and purchase of a financial instrument, a transfer of risk associated with a financial instrument and the conclusion or modification of a derivative. The proposed minimum rate of tax is 0.1% of the consideration, or 0.01% of the notional amount in relation to a derivative. A financial institution may be deemed to be "established" in the FTT Zone even if it has no business presence there, if the underlying financial instrument is issued in the FTT Zone.

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

At December 31, 2015, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2015 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

U.S. tax-exempt entities will generally be required to treat certain subpart F insurance income, including RPII, that is includible in income by the tax-exempt entity as unrelated business taxable income. Although we do not believe that any U.S. tax exempt entities should be allocated such insurance income, we cannot be certain that this will be the case because of factual and legal uncertainties. U.S. tax-exempt investors are advised to consult their own tax advisor.

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

A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 20% if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.

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

During 2015, the U.K. introduced a new Diverted Profits Tax ("DPT") which applies to foreign companies with sales in the U.K. that organize their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT will be charged at 25% of the profits representing the contribution of the U.K. activities to the group’s results.

If either Maiden Holdings or Maiden Bermuda were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, or if the DPT applied, the results of our operations would be materially adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease office space in Hamilton, Bermuda (our corporate headquarters), the U.S., the U.K., Germany, Austria, Ireland and Russia for the operation of our business. We also lease a property for employee use in Bermuda. We renew and enter into new leases in the ordinary course of business as needed. While we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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

	High	Low
2014
First quarter	$13.48	$10.55
Second quarter	$13.05	$11.29
Third quarter	$12.51	$11.07
Fourth quarter	$13.52	$10.92
2015
First quarter	$14.95	$12.42
Second quarter	$16.03	$13.52
Third quarter	$16.98	$12.85
Fourth quarter	$16.10	$13.48

At February 19, 2016, the last reported sale price of our common share was $13.32 per share and there were 29 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2015 and 2014, we declared regular quarterly dividends totaling $0.53 and $0.46 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our board of directors and subject to specified legal, regulatory, financial and other restrictions.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization. On July 24, 2014, the Company's Board of Directors

approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. During the years ended December 31, 2015 and 2014, there were no common shares repurchased by the Company under the plan, except for withholdings from employees in respect of tax obligations on the issued vested restricted shares. See "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for S&P 500 Composite Index ("S&P 500"), and NASDAQ Insurance Index for the five year period beginning December 31, 2010, assuming $100 was invested on that date and ending on December 31, 2015.

The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

250
200
150
100
50
0
12/31/2010
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
MHLD
NASDAQ Insurance
S&P 500

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2015.

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

For the Year Ended December 31,	2015	2014	2013	2012	2011
	($ in Millions, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$2,662.8	$2,507.4	$2,204.2	$2,001.0	$1,812.6
Net premiums written	$2,514.1	$2,458.1	$2,096.3	$1,901.3	$1,723.5
Net premiums earned	$2,429.1	$2,251.7	$2,000.9	$1,803.8	$1,552.4
Other insurance revenue	11.5	13.4	14.2	12.9	12.6
Net investment income	131.1	117.2	91.4	81.2	74.9
Net realized and unrealized gains on investment	2.5	1.2	3.6	1.9	0.5
Net impairment losses recognized in earnings	(1.1)	(2.4)	—	—	—
Total revenues	2,573.1	2,381.1	2,110.1	1,899.8	1,640.4
Net loss and loss adjustment expenses	1,633.6	1,498.3	1,349.6	1,262.3	1,043.1
Commissions and other acquisition expenses	724.2	659.3	556.6	492.1	438.8
General and administrative expenses	64.9	62.5	58.4	53.5	53.9
Interest and amortization expenses	29.1	30.0	39.8	36.7	34.1
Accelerated amortization of junior subordinated debt discount and issuance cost	—	28.2	—	—	20.3
Junior subordinated debt repurchase expense	—	—	—	—	15.1
Amortization of intangible assets	2.8	3.3	3.8	4.4	5.0
Foreign exchange and other gains	(7.8)	(4.2)	(2.8)	(1.6)	(0.3)
Income tax expense	2.1	2.2	1.9	2.2	1.9
(Loss) income attributable to noncontrolling interests	(0.2)	0.1	0.1	0.1	—
Total expenses	2,448.7	2,279.7	2,007.4	1,849.7	1,611.9
Dividends on preference shares	(24.3)	(24.3)	(14.8)	(3.6)	—
Net income attributable to Maiden common shareholders	$100.1	$77.1	$87.9	$46.5	$28.5
Per Common Share Data:
Earnings per common share(1):
Basic	$1.36	$1.06	$1.21	$0.64	$0.40
Diluted	$1.31	$1.04	$1.18	$0.64	$0.39
Weighted average number of common shares outstanding:
Basic	73,478,544	72,843,782	72,510,361	72,263,022	72,155,503
Diluted	85,638,235	74,117,568	76,417,839	73,105,531	72,903,688
Dividends declared per common share	$0.53	$0.46	$0.38	$0.33	$0.30

For the Year Ended December 31,	2015	2014	2013	2012	2011
Selected Consolidated Ratios:
Loss and LAE ratio(2)	66.9%	66.1%	67.0%	69.5%	66.6%
Commission and other acquisition expense ratio(3)	29.7%	29.1%	27.6%	27.1%	28.0%
General and administrative expense ratio(4)	2.7%	2.8%	2.9%	2.9%	3.5%
Expense ratio(5)	32.4%	31.9%	30.5%	30.0%	31.5%
Combined ratio(6)	99.3%	98.0%	97.5%	99.5%	98.1%

December 31,	2015	2014	2013	2012	2011
	($ in Millions, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Total investments	$4,127.7	$3,469.5	$3,167.2	$2,621.6	$2,022.9
Cash and cash equivalents	89.6	108.1	139.8	81.5	188.1
Restricted cash and cash equivalents	242.9	284.4	77.4	132.3	114.9
Reinsurance balances receivable, net	377.3	513.0	560.1	522.6	423.4
Loan to related party	168.0	168.0	168.0	168.0	168.0
Deferred commission and other acquisition expenses	397.5	372.5	304.9	270.7	248.4
Total assets	5,713.6	5,164.1	4,713.4	4,138.2	3,395.1
Reserve for loss and loss adjustment expenses	2,510.1	2,271.3	1,957.8	1,740.3	1,398.4
Unearned premiums	1,354.6	1,207.8	1,034.8	936.5	832.0
Senior notes	360.0	360.0	360.0	207.5	107.5
Junior subordinated debt (7)	—	—	126.4	126.3	126.3
Total Maiden shareholders’ equity	1,347.8	1,240.7	1,123.8	1,015.2	768.6

Book Value:
Book value per common share(8)	$11.77	$12.69	$11.14	$11.96	$10.64
Accumulated dividends per common share	2.75	2.22	1.76	1.38	1.05
Book value per common share plus accumulated dividends	$14.52	$14.91	$12.90	$13.34	$11.69
Change in book value per common share plus accumulated dividends	(2.6)%	15.6%	(3.3)%	14.1%	4.8%

Diluted book value per common share(9)	$11.61	$12.47	$10.92	$11.95	$10.48

(1)
Please refer to "Notes to Consolidated Financial Statements Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for the calculation of basic and diluted earnings per common share.

(2)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by adding together the commission and other acquisition expense ratio and the general and administrative expense ratio.

(6)	Calculated by adding together the net loss and LAE ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

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

(9)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B are excluded at December 31, 2015, 2014 and 2013 as they are anti-dilutive.

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

Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Please refer to Item 1, "Business - Our Reportable Segments" section of this Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion on our reportable segments.

Recent Developments

The following are strategic and capital transactions that occurred during the years ended December 31, 2015 and 2014.

Issuance of Preference Shares - Series C

On November 25, 2015, the Company issued 6.6 million shares of 7.125% Preference Shares - Series C, par value $0.01, at a price of $25 per preference share. The Company received net proceeds of $159.6 million from the offering after deducting issuance costs of $5.4 million. Each share, which is redeemable by the Company beginning December 15, 2020, will be paid non-cumulative dividends at a rate of 7.125% per annum on the initial liquidation preference of $25 per share.

The Preference Shares - Series C have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series C have not been declared and paid for the equivalent of six or more dividend periods. The Preference Shares - Series C have been listed on NYSE and trading commenced on November 27, 2015 under the symbol "MHPRC".

Sale of Maiden Specialty

On November 4, 2015, Maiden US finalized the sale of its wholly owned subsidiary, Maiden Specialty, to Clear Blue. On the same date, Maiden US entered into a reinsurance agreement with Clear Blue whereby Maiden US reinsures all in-force policies transferred to Clear Blue as part of the sale. In addition, Maiden US entered into an agreement with Clear Blue whereby Maiden US assumes the responsibility for the administration and servicing of all aspects of the polices in-force at the date of sale.

Redemption of Junior Subordinated Debt

On January 15, 2014, the Company's wholly owned U.S. holding company, Maiden NA, repurchased all of the outstanding TRUPS Offering, with a face value of $152.5 million, which has substantially lowered our cost of capital. As a result of the redemption, during the year ended December 31, 2014, the Company incurred a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issuance discount and write-off of issuance costs associated with the junior subordinated debt.

2015 Financial Highlights

For the Year Ended December 31,	2015	2014	% Change
Summary Consolidated Statement of Income Data:	($ in Millions except per share data)
Net Income	$124.2	$101.5	22.4%
Net income attributable to Maiden common shareholders	100.1	77.1	30.0%
Operating earnings (1)	107.2	117.7	(8.9)%
Basic earnings per common share:
Net income attributable to Maiden common shareholders (2)	1.36	1.06	28.3%
Net operating earnings attributable to Maiden common shareholders(1)	1.46	1.61	(9.3)%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders (2)	1.31	1.04	26.0%
Net operating earnings attributable to Maiden common shareholders (1)	1.39	1.53	(9.2)%
Dividends per common share	0.53	0.46	15.2%
Gross premiums written	2,662.8	2,507.4	6.2%
Net premiums earned	2,429.1	2,251.7	7.9%
Underwriting income (3)	42.3	65.4	(35.3)%
Net investment income	131.1	117.2	11.8%
Combined Ratio (4)	99.3%	98.0%	1.3%
Annualized operating return on average common shareholders' equity (1)	12.0%	13.6%	(11.8)%

At December 31,	2015	2014	% Change
Consolidated Financial Condition	($ in Millions except per share data)
Total investments and cash and cash equivalents (5)	$4,460.2	$3,862.0	15.5%
Total assets	5,713.6	5,164.1	10.6%
Reserve for loss and loss adjustment expenses	2,510.1	2,271.3	10.5%
Senior Notes	360.0	360.0	—%
Maiden common shareholders' equity	867.8	925.7	(6.3)%
Maiden shareholders' equity	1,347.8	1,240.7	8.6%
Total capital resources (6)	1,707.8	1,600.7	6.7%
Ratio of debt to total capital resources	21.1%	22.5%	(6.2)%

Book Value
Book value per common share (7)	$11.77	$12.69	(7.2)%
Accumulated dividends per common share	2.75	2.22	23.9%
Book value per common share plus accumulated dividends	$14.52	$14.91	(2.6)%
Change in book value per common share plus accumulated dividends	(2.6)%	15.6%

Diluted book value per common share (8)	$11.61	$12.47	(6.9)%

(1)
Operating earnings, operating earnings per common share and operating return on average common equity are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

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

(4)	Calculated by adding together the net loss and LAE ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(6)	Total capital resources is the sum of the Company's debt and Maiden shareholders' equity. See "Key Financial Measures" for additional information.

(7)
Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B are excluded at December 31, 2015 and 2014 as they are anti-dilutive.

Key Financial Measures

In addition to the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, better explain the Company’s results in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. These key financial measures are:

Operating Earnings and Operating Earnings per Common Share: Management believes that the use of operating earnings and diluted operating earnings per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how Management analyzes performance. Management also believes that these measures follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Operating earnings should not be viewed as a substitute for U.S. GAAP net income.

Operating earnings are an internal performance measure used by management as these measures focus on the the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) impairment losses related to investments which were recognized in earnings; (3) foreign exchange and other gains or losses; (4) amortization of intangible assets; (5) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested E&S business; and (6) non-cash deferred tax expenses. We exclude net realized gains or losses on investment, impairment losses related to investments, and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

In addition to the recurring exclusions above, we also exclude certain non-recurring items that are material to understanding our results of operations. For the year ended December 31, 2014, we excluded: (1) the interest expense incurred on our 2013 Senior Notes prior to the redemption of the outstanding junior subordinated debt given the one time nature of the additional funding cost; and (2) the accelerated amortization of the junior subordinated debt discount and the write-off of the associated issuance costs while for the year ended December 31, 2013, we excluded the interest incurred on the 2013 Senior Notes given the one time nature of the additional funding cost.

Operating earnings and diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$100.1	$77.1	$87.9
Add (subtract):
Net realized gains on investment	(2.5)	(1.2)	(3.6)
Net impairment losses recognized in earnings	1.1	2.4	—
Foreign exchange and other gains	(7.8)	(4.2)	(2.8)
Amortization of intangible assets	2.8	3.3	3.8
Divested E&S business and NGHC run-off	12.3	10.4	—
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	—	0.5	1.2
Accelerated amortization of junior subordinated debt discount and issuance cost	—	28.2	—
Non-cash deferred tax expense	1.2	1.2	1.0
Operating earnings attributable to Maiden common shareholders	$107.2	$117.7	$87.5

Diluted earnings per share attributable to Maiden common shareholders	$1.31	$1.04	$1.18
Add (subtract):
Net realized gains on investment	(0.03)	(0.01)	(0.04)
Net impairment losses recognized in earnings	0.01	0.03	—
Foreign exchange and other gains	(0.09)	(0.05)	(0.04)
Amortization of intangible assets	0.04	0.04	0.05
Divested E&S business and NGHC run-off	0.14	0.12	—
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	—	0.01	0.02
Accelerated amortization of junior subordinated debt discount and issuance cost	—	0.33	—
Non-cash deferred tax expense	0.01	0.02	0.01
Diluted operating earnings per common share	$1.39	$1.53	$1.18

Operating earnings attributable to Maiden common shareholders decreased by $10.6 million, or 8.9% for the year ended December 31, 2015 compared to December 31, 2014. This decrease is mainly due to a reduction in underwriting income, offset by improvements in net investment income.

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

Operating ROACE for the years ended December 31, 2015, 2014 and 2013 was computed as follows:

At and For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Operating earnings attributable to Maiden common shareholders	$107.2	$117.7	$87.5
Opening Maiden common shareholders’ equity	$925.7	$808.8	$865.2
Ending Maiden common shareholders’ equity	$867.8	$925.7	$808.8
Average Maiden common shareholders’ equity	$896.8	$867.3	$837.0
Operating return on average common equity	12.0%	13.6%	10.5%

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At December 31, 2015, the book value per common share and the diluted book value per common share decreased by 7.2% and 6.9% respectively, compared to December 31, 2014, (see "Liquidity and Capital Resources - Investments" on page 76 for further information). Book value and diluted book value per common share at December 31, 2015, 2014 and 2013 were computed as follows:

December 31,	2015	2014	2013
	($ in Millions except share and per share data)
Ending Maiden common shareholders’ equity	$867.8	$925.7	$808.8
Proceeds from assumed conversion of dilutive options	13.4	15.9	19.1
Numerator for diluted book value per common share calculation	$881.2	$941.6	$827.9

Common shares outstanding	73,721,140	72,932,702	72,633,561
Shares issued from assumed conversion of dilutive options and restricted share units	2,166,545	2,590,394	3,176,433
Denominator for diluted book value per common share calculation	75,887,685	75,523,096	75,809,994

Book value per common share	$11.77	$12.69	$11.14
Diluted book value per common share	$11.61	$12.47	$10.92

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total debt divided by the sum of total Maiden shareholders' equity and total debt. The ratio of Debt to Total Capital Resources at December 31, 2015 and 2014 was computed as follows:

December 31,	2015	2014
	($ in Millions)
Senior notes	$360.0	$360.0
Maiden shareholders’ equity	1,347.8	1,240.7
Total capital resources	$1,707.8	$1,600.7
Ratio of debt to total capital resources	21.1%	22.5%

Underwriting Income and Combined Ratio: The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. We have generated underwriting income in each year since our inception. Underwriting income is calculated by subtracting net loss and LAE, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio. For purposes of these operating measures, the fee-generating business which is included in the Diversified Reinsurance segment, is considered part of the underwriting operations of the Company.

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

The "net loss and LAE ratio" is derived by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue. The "commission and other acquisition expense ratio" is derived by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue. The "general and administrative expense ratio" is derived by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue. The "expense ratio" is the sum of the commission and other acquisition expense ratio and the general and administrative expense ratio.

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

The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, currently held as AFS and HTM, short-term investments and other investments. In accordance with U.S. GAAP, these investments, except for HTM fixed maturities, are carried at fair market value and unrealized gains and losses on the Company's investments are excluded from earnings. These unrealized gains and losses are included on the Company's Consolidated Balance Sheet in accumulated other comprehensive income ("AOCI") as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit event, such losses are included in earnings as a realized loss.

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

Reserve for Loss and Loss Adjustment Expenses

General: The amount of time that elapses before a claim is reported to the cedant and then subsequently reported to the reinsurer is commonly referred to in the industry as the reporting tail. Lines of business for which claims are reported quickly are commonly referred to as short-tailed lines; and lines of business for which a longer period of time elapses before claims are reported to the reinsurer are commonly referred to as long-tailed lines. In general, for reinsurance, the time lags are longer than for primary business due to the delay that occurs between the cedant becoming aware of a loss and reporting the information to its reinsurer
(s). The delay varies by reinsurance market (country of cedant), type of treaty, whether losses are paid by the cedant and the size of the loss. The delay could vary from a few weeks to a year or sometimes longer.

Because a significant amount of time can elapse, particularly on longer-tail lines of business, between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company ("the reinsurer") and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid loss and LAE ("loss reserves") is based largely upon estimates. The Company categorizes loss reserves into two types of reserves: reported outstanding loss reserves ("case reserves") and IBNR reserves. Case reserves represent, for each individual claim, an estimate of unpaid losses, either by the Company’s cedants or the Company’s claims handling professionals, and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants.

For excess of loss treaties, cedents generally are required to report losses that either (i) exceed 50% of their retention; or (ii) have a reasonable probability of exceeding the retention; or (iii) meet defined reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. In addition, reserves for loss and LAE are reviewed every quarter for each cedant. For proportional treaties, cedents are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted up to 90 days after the close of the reporting period. Some proportional treaties have specific language requiring earlier notice of serious claims.

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

In selecting management's best estimate of loss and LAE reserves, we consider the range of results produced by many actuarial methods and the appropriateness of those estimates. The methodologies that the Company employs include, but may not be limited to, the Expected Loss Ratio method, the Reported Loss and Paid Loss Development methods and the Incurred and (as applicable) Paid Bornhuetter-Ferguson ("BF") methods.

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of case reserves and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves in the Diversified Reinsurance segment that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves in the Diversified Reinsurance segment. However, the Company does use actuarial methods in the AmTrust Reinsurance segments that are dependent on claim counts reported, claim counts settled or claim counts open.

The reserve for loss and LAE at December 31, 2015 and 2014 was as follows:

December 31,	2015	2014
	($ in Millions)
Reserve for reported loss and LAE	$1,411.7	$1,241.1
Reserve for losses incurred but not reported	1,098.4	1,030.2
Reserve for loss and LAE	$2,510.1	$2,271.3

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

Actuarial Methods Used to Estimate Loss and Loss Adjustment Expense Reserves: We utilize a variety of standard actuarial methods in our analysis. The selections from these various methods are based on the loss development characteristics of the specific line of business. The actuarial methods we utilize include:

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

The BF reserving technique is commonly used for long-tailed or volatile lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of methods that are more heavily reliant on emerged experience. The BF method is an additive IBNR method that combines the ELR and LD techniques by splitting the expected loss into two pieces - expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported amounts.

The average frequency and severity (“FS”) technique is used for lines where claim count is available, and the estimate of loss development factors is more difficult due to volatility in historical data. The available data for such lines is usually more volatile in the estimation of future losses using the LD and BF reserving methods. The frequency and severity method uses historical data to estimate the average number of reported claims (frequency) and the average costs of closed claims (severity). The estimate of ultimate losses by underwriting year is the result of the multiplication of the average number of claims and the average cost of a claim.

With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.

In the Diversified Reinsurance segment, the Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 30 years of loss experience associated with it. In general for the Diversified Reinsurance segment, we utilize the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the LD Method.

The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. The majority of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience.The FS method is also considered for segments of the AmTrust book for which claim count information is available.

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

Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2015 to estimate the reserve for loss and LAE within the Company’s segments are as follows:

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

Factors Creating Uncertainty in the Estimation of the Reserve for Loss and Loss Adjustment Expenses: While management does not at this time include an explicit or implicit provision for uncertainty in its reserve for loss and LAE, certain of the Company’s business lines are by their nature subject to additional uncertainties, which are discussed in detail below. In addition, the Company’s reserves are subject to additional factors which add to the uncertainty of estimating reserve for loss and LAE. Time lags in the reporting of losses can also introduce further ambiguity to the process of estimating reserve for loss and LAE.

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

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews, and also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2015, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2015, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

The Company assumes in its loss and LAE reserving process that, on average, the time periods between the recording of expected losses and the reporting of actual losses are predictable when measured in the aggregate and over time. The time period over which all losses are expected to be reported to the Company varies significantly by line of business. This period can range from a few quarters for some lines, such as property, to many years for some casualty lines of business. To the extent that actual reported losses are reported more quickly or more slowly than expected, the Company may adjust its estimate of ultimate loss.

Potential Volatility in the Reserve for Loss and Loss Adjustment Expenses: In addition to the factors creating uncertainty in the Company’s estimate of loss and LAE, the Company’s estimated reserve for loss and LAE can change over time because of unexpected changes in the external environment. Potential changing external factors include:

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

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and LAE reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. The expected pattern of loss emergence and the projected level of profitability, two primary factors in establishing the loss and LAE reserves, are subject to a normal level of variance. The recognition of this variance defines a possible range of reserve estimates, from which the best estimate of the provision for reserves is estimated. In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience.

Based on a range of reasonable reserve estimates, we believe that if our final loss ratio were to vary from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable could increase by approximately $251.6 million, or 10% of our loss and LAE reserves, from December 31, 2015.

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

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, which represented 91.0% of gross premiums written for the year December 31, 2015, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 9.0% of gross premiums written for the year December 31, 2015, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a deposit or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.

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

Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of the business. Acquisition expenses that are related to successful contracts are deferred and recognized as expense over the same period in which the related premiums are earned.

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

The Company considers anticipated investment income in determining the recoverability of these deferred costs and believes they are fully recoverable. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized acquisition expenses and anticipated investment income exceed unearned premium.

Fair Value of Financial Instruments

Please refer to "Notes to Consolidated Financial Statements Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-25 for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2015 and 2014.

Other-Than-Temporary Impairment ("OTTI") of Investments

Please refer to "Notes to Consolidated Financial Statements Note 2. "Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-8 for a discussion on the OTTI evaluation performed by the Company to determine if an impairment is OTTI.

The Company recognized $1.1 million of OTTI through earnings for the year ended December 31, 2015 (2014 - $2.4 million and 2013 - $0). Please refer to "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-20 for further details.

Goodwill and Intangible Assets

The Company recognizes Goodwill and Intangible Assets in connection with certain acquisitions. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is assigned to the applicable reporting unit(s) on the acquisition date, based upon the expected benefit to be received by the reporting unit. Intangible Assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks with useful life of 15 years. Insurance company licenses are considered indefinite life intangible assets.

On November 4, 2015, Maiden US finalized the sale of its wholly owned subsidiary, Maiden Specialty, to Clear Blue. On the same date, The goodwill and intangible assets disposed of, by way of this sale agreement, were $1.1 million and $3.2 million, respectively.

Annually, the Company makes an assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets at December 31, 2015 of $81.9 million.

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s share price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2015.

Results of Operations

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated.

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Gross premiums written	$2,662.8	$2,507.4	$2,204.2
Net premiums written	$2,514.1	$2,458.1	$2,096.3
Net premiums earned	$2,429.1	$2,251.7	$2,000.9
Other insurance revenue	11.5	13.4	14.2
Net loss and loss adjustment expenses	(1,633.6)	(1,498.3)	(1,349.6)
Commission and other acquisition expenses	(724.2)	(659.3)	(556.6)
General and administrative expenses	(40.5)	(42.1)	(39.9)
Underwriting income	42.3	65.4	69.0
Other general and administrative expenses	(24.4)	(20.4)	(18.5)
Net investment income	131.1	117.2	91.4
Net realized gains on investment	2.5	1.2	3.6
Net impairment losses recognized in earnings	(1.1)	(2.4)	—
Accelerated amortization of junior subordinated debt discount and issuance cost	—	(28.2)	—
Amortization of intangible assets	(2.8)	(3.3)	(3.8)
Foreign exchange and other gains	7.8	4.2	2.8
Interest and amortization expenses	(29.1)	(30.0)	(39.8)
Income tax expense	(2.1)	(2.2)	(1.9)
Net Income	124.2	101.5	102.8
Loss (income) attributable to noncontrolling interests	0.2	(0.1)	(0.1)
Dividends on preference shares	(24.3)	(24.3)	(14.8)
Net income attributable to Maiden common shareholders	$100.1	$77.1	$87.9

Ratios
Net loss and LAE ratio (1)	66.9%	66.1%	67.0%
Commission and other acquisition expense ratio (2)	29.7%	29.1%	27.6%
General and administrative expense ratio (3)	2.7%	2.8%	2.9%
Expense ratio (4)	32.4%	31.9%	30.5%
Combined ratio (5)	99.3%	98.0%	97.5%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income

Comparison of Years Ended December 31, 2015 and 2014

Net income attributable to Maiden common shareholders for the year ended December 31, 2015 increased to $100.1 million from $77.1 million for the same period in 2014. The factors that contributed to this net increase were as follows:

•
redemption of the Company's Junior Subordinated Debt in the first quarter of 2014 leading to a non-recurring, non-cash charge of $28.2 million, which represented the accelerated amortization of original issue discount and write off of issuance costs associated with the Junior Subordinated Debt. As shown in our Item 7 Key Financial Measures on page 52, excluding this non-recurring, non-cash charge in 2014, net income attributable to Maiden common shareholders for the year ended December 31, 2015, compared to the same period in 2014, would decrease by $5.2 million or 4.9%;

•
increase in investment income of $13.9 million, or 11.8%, for the year ended December 31, 2015 compared to the same period in 2014. This increase reflects the growth in average investable assets of 14.8%, however, this growth was partially offset by a slight reduction in yields.

The increases above were offset by the following:

•
decrease in underwriting income of $23.1 million, or 35.3%, for the year ended December 31, 2015 compared to the same period in 2014. This decrease arose in our Diversified Reinsurance segment and was driven primarily by 1) adverse development on Maiden US commercial auto business; 2) loss of a large customer and expiration of a fronting arrangement in the latter periods of 2014; and 3) foreign exchange impact on our non-U.S. underwriting portfolio due to the strengthening of the U.S. dollar during the year.

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

The decreases above, were offset by the following:

•
growth in investment income of $25.8 million due primarily to a 19.0% increase in our average invested assets along with an improvement in our overall portfolio yields for the year ended December 31, 2014 compared to the same period in 2013; and

•
net reduction in interest expense of $9.8 million primarily due to the redemption of the Junior Subordinated Debt in the first quarter of 2014, which previously incurred an annual interest charge of $21.4 million. This reduction was partially offset by the interest expense incurred by the Company on the 2013 Senior Notes issued on November 25, 2013, which has an annual interest charge of $11.8 million.

The following is a discussion on the results of our operations for the years ended December 31, 2015, 2014 and 2013:

Net Premiums Written

Comparison of Years Ended December 31, 2015 and 2014

Net premiums written increased by $56.0 million, or 2.3%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in net premiums written for the year ended December 31, 2015, compared to the same period in 2014, was due to the continuing strong growth in business written in our AmTrust Reinsurance segment partially offset by the loss of business in the Diversified Reinsurance segment.

The tables below compare net premiums written by our reportable segments, reconciled to the total net premiums written:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$734.8	29.2%	$850.0	34.6%	$(115.2)	(13.6)%
AmTrust Reinsurance	1,779.3	70.8%	1,610.5	65.5%	168.8	10.5%
Total - reportable segments	2,514.1	100.0%	2,460.5	100.1%	53.6	2.2%
Other	—	—%	(2.4)	(0.1)%	2.4	NM
Total	$2,514.1	100.0%	$2,458.1	100.0%	$56.0	2.3%

NM - not meaningful

The increase in net premiums written in our AmTrust Reinsurance segment for the year ended December 31, 2015 compared to the same period in 2014 reflects AmTrust's continued expansion through a combination of acquisitions and ongoing organic growth partially offset by 1) the Company entering into an agreement with AmTrust to commute outstanding liabilities, loss reserves and unearned premiums, associated with certain classes and lines of business resulting in a reduction of net written premiums of approximately 3.5% for the year ended December 31, 2015; 2) an unfavorable impact from foreign exchange movements; and 3) the Company entering into a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014. Please refer to the analysis of our AmTrust Reinsurance segment on page 71 for further details.

Net premiums written in our Diversified Reinsurance segment decreased by $115.2 million or 13.6% during the year ended December 31, 2015 compared to the same period in 2014. These reductions were due to 1) declines in both our U.S. and International business as discussed above; 2) adverse impact on our non-U.S. underwriting portfolio due to the strengthening of the U.S. dollar during the year; and 3) the Company entering into a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014. Please refer to the analysis of our Diversified Reinsurance segment on page 67 for further details.

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

Net Premiums Earned

Comparison of Years Ended December 31, 2015 and 2014

Net premiums earned increased by $177.4 million, or 7.9%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in net premiums earned was primarily the result of strong growth in business written in the AmTrust Reinsurance segment offset by a reduction in the earned premiums in our Diversified Reinsurance segment and business included in our Other category.

The table below compares net premiums earned by our reportable segments, reconciled to the total net premiums earned:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$744.9	30.7%	$854.0	37.9%	$(109.1)	(12.8)%
AmTrust Quota Share Reinsurance	1,684.2	69.3%	1,378.3	61.2%	305.9	22.2%
Total - reportable segments	2,429.1	100.0%	2,232.3	99.1%	196.8	8.8%
Other	—	—%	19.4	0.9%	(19.4)	NM
Total	$2,429.1	100.0%	$2,251.7	100.0%	$177.4	7.9%

NM - not meaningful

The net premiums earned in the AmTrust Reinsurance segment increased for the year ended December 31, 2015 compared to 2014 due to the reasons outlined in Net Premiums Written section above. Please refer to the analysis of our AmTrust Reinsurance segment on page 71 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased for the year ended December 31, 2015 compared to 2014 due to the reasons outlined in the Net Premiums Written section above. Please refer to the analysis of our Diversified Reinsurance segment on page 67 for further discussion.

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

The table below compares net premiums earned by our reportable segments, reconciled to the total net premiums earned for the years ended December 31, 2014 and 2013:

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

Other Insurance Revenue

Other insurance revenue represents fee business that is not directly associated with premiums revenue assumed by the Company. See "Results of Operations- Diversified Reinsurance Segment" on page 67 for further information.

Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings

Comparison of Years Ended December 31, 2015 and 2014

Net Investment Income - Net investment income increased by $13.9 million, or 11.8%, for the year ended December 31, 2015 compared to the same period in 2014.

For the year ended December 31, 2015, average invested assets grew by 14.7% giving rise to the increase in net investment income compared to the same period in 2014. The growth in average invested assets during this period was the result of: 1) our continued profitable growth; 2) strong positive cash flow from operations during the period reported; and 3) issuance of the Preference Shares - Series C, with net proceeds of $159.6 million. The Company's average book yields were marginally lower for the year ended December 31, 2015 compared to the same period in 2014.

The following table details the Company's average invested assets and average book yield for the year ended December 31, 2015 compared to the same period in 2014:

For the Year Ended December 31,	2015	2014
	($ in Millions)
Average invested assets(1)	$4,378.4	$3,818.7
Average book yield(2)	3.0%	3.1%

(1)The average of the Company's investments, cash and cash equivalents, restricted cash and loan to related party at each quarter-end during the year.
(2) Ratio of net investment income over average invested assets at fair value.

Net Realized Gains on Investment - Net realized gains on investment were $2.5 million for the year ended December 31, 2015, compared to $1.2 million for the same period in 2014.

Net Impairment Losses Recognized in Earnings - The Company recognized $1.1 million of OTTI on investment for the year ended December 31, 2015 compared to $2.4 million for the same period in 2014. Following reviews of its fixed maturity investments to determine whether declines in fair value below amortized cost were considered other-than-temporary, the Company determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, however we do not believe it is probable that we will recover the amortized cost basis of the security.

Comparison of Years Ended December 31, 2014 and 2013

Net Investment Income - Net investment income increased by $25.8 million, or 28.3%, for the year ended December 31, 2014 compared to the same period in 2013. The following table details the Company's average invested assets and average book yield for the year ended December 31, 2014 compared to the same period in 2013:

For the Year Ended December 31,	2014	2013
	($ in Millions)
Average invested assets (1)	$3,818.7	$3,210.2
Average book yield (2)	3.1%	2.8%

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

Net Impairment Losses Recognized in Earnings - The Company recognized $2.4 million of OTTI for the year ended December 31, 2014 compared to none in 2013. Following the review of its AFS investments to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary, at December 31, 2014, the Company determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security

Net Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2015 and 2014

Net loss and LAE increased by $135.3 million, or 9.0%, for the year ended December 31, 2015 compared to 2014. This net increase reflects the continued growth of the business in our AmTrust Reinsurance segment along with the factors offsetting this growth, as discussed in Net Premiums Written above, combined with unfavorable results experienced by Maiden US in its commercial auto liability accounts.

The net loss and LAE ratios were 66.9% and 66.1% for the years ended December 31, 2015 and 2014, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, combined with adverse development in both our Diversified Reinsurance segment and on the run-off of the NGHC Quota Share, in our Other category, the combined ratio (excluding the general and administrative expense ratio) increased by 1.4 points for the year ended December 31, 2015 compared to 2014.

Comparison of Years Ended December 31, 2014 and 2013

Net loss and LAE increased by $148.7 million, or 11.0%, for the year ended December 31, 2014 compared to 2013. The net loss and LAE ratios were 66.1% and 67.0% for the years ended December 31, 2014 and 2013, respectively. The increase in net loss and LAE reflects the strong growth of the business in our reportable segments. The improvement in the net loss and LAE ratio for the year ended December 31, 2014 compared to 2013 reflects the change in segment mix and also the continued improvement in pricing that AmTrust is experiencing in certain lines of business, particularly U.S. workers' compensation. The Company amortized gains as a reduction of losses assumed from the GMAC Acquisition and the IIS Acquisition of $8.1 million for the year ended December 31, 2014 compared to $13.7 million for 2013.

Commission and Other Acquisition Expenses

Comparison of Years Ended December 31, 2015 and 2014

Commission and other acquisition expenses increased by $64.9 million, or 9.8%, for the year ended December 31, 2015 compared to 2014. The commission and other acquisition expense ratio increased to 29.7% for the year ended December 31, 2015 compared to 29.1% for the same period in 2014. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

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

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
General and administrative expenses – segments	$40.5	$42.1	$39.9
General and administrative expenses – corporate	24.4	20.4	18.5
Total general and administrative expenses	$64.9	$62.5	$58.4

Comparison of Years Ended December 31, 2015 and 2014

Total general and administrative expenses increased by $2.4 million, or 3.7%, for the year ended December 31, 2015 compared to 2014. The increase in total general and administrative expenses is primarily due to an increase in employee compensation and professional fees offset by a decrease in legal fees. The general and administrative expense ratio slightly decreased to 2.7% for the year ended December 31, 2015 from 2.8% for the year ended December 31, 2014.

Comparison of Years Ended December 31, 2014 and 2013

Total general and administrative expenses increased by $4.1 million, or 7.2%, for the year ended December 31, 2014 compared to 2013. The increase in total general and administrative expenses is primarily due to an increase in legal expenses, employee compensation and technology expenses. The general and administrative expense ratio slightly decreased to 2.8% for the year ended December 31, 2014 from 2.9% for the year ended December 31, 2013.

Interest and Amortization Expense

The interest and amortization expense for the years ended December 31, 2015, 2014 and 2013 consists of:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Senior Note Offerings	$29.1	$29.1	$18.3
Junior Subordinated Debt	—	0.9	21.5
Total	$29.1	$30.0	$39.8

Comparison of Years Ended December 31, 2015 and 2014

The decrease in interest and amortization expense for the year ended December 31, 2015 compared to the same period in 2014 was due to the Company incurring an interest expense on the Junior Subordinated Debt prior to its redemption on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% for the year ended December 31, 2015 compared to 8.38% for the year ended December 31, 2014.

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

Income Tax Expense

The Company recorded income tax expense of $2.1 million, $2.2 million and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 1.6% for the year ended December 31, 2015 compared to 2.1% and 1.8% for the years ended December 31, 2014 and 2013, respectively.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated ratios for the Diversified Reinsurance segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Gross premiums written	$776.9	$897.7	$848.8
Net premiums written	$734.8	$850.0	$763.4
Net premiums earned	$744.9	$854.0	$753.2
Other insurance revenue	11.5	13.4	14.2
Net loss and LAE	(547.3)	(579.8)	(520.0)
Commission and other acquisition expenses	(196.3)	(233.7)	(190.6)
General and administrative expenses	(37.6)	(38.8)	(37.6)
Underwriting (loss) income	$(24.8)	$15.1	$19.2
Ratios
Net loss and LAE ratio	72.3%	66.8%	67.8%
Commission and other acquisition expense ratio	26.0%	26.9%	24.8%
General and administrative expense ratio	5.0%	4.6%	4.9%
Expense ratio	31.0%	31.5%	29.7%
Combined ratio	103.3%	98.3%	97.5%

Comparison of Years Ended December 31, 2015 and 2014

The combined ratio increased to 103.3% for the year ended December 31, 2015 compared to 98.3% in 2014 primarily due to increased loss activity in our Maiden US commercial auto liability reinsurance contracts.

Premiums - Gross premiums written decreased by $120.8 million, or 13.5% for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily due to a reduction in Maiden US premium following underwriting actions taken by the Company as well as the loss of a large customer and the expiration of a fronting arrangement in September 2014. In addition, there was a reduction in the International business written due to the strengthening of the U.S. dollar.

Net premiums written decreased by $115.2 million or 13.6%, for the year December 31, 2015, compared to the same period in 2014. The tables below illustrate net premiums written by line of business in this segment:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$161.0	21.9%	$160.3	18.8%	$0.7	0.4%
Casualty	435.6	59.3%	535.5	63.0%	(99.9)	(18.7)%
Accident and Health	64.1	8.7%	38.8	4.6%	25.3	64.9%
International	74.1	10.1%	115.4	13.6%	(41.3)	(35.7)%
Total Diversified Reinsurance	$734.8	100.0%	$850.0	100.0%	$(115.2)	(13.6)%

The decrease arises predominantly due to the same reasons outlined above in the discussion on gross premiums written for this segment. Furthermore, net premiums written decreased for the year ended December 31, 2015 compared to the same period in 2014, following the Company entering into a retrocessional quota share agreement with a highly rated global insurer effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014.

Net premiums earned decreased by $109.1 million, or 12.8%, during the year ended December 31, 2015 compared to the same period in 2014. The table below shows net premiums earned by line of business:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$157.2	21.1%	$174.8	20.4%	$(17.6)	(10.1)%
Casualty	449.0	60.3%	533.8	62.5%	(84.8)	(15.9)%
Accident and Health	55.7	7.5%	39.9	4.7%	15.8	39.5%
International	83.0	11.1%	105.5	12.4%	(22.5)	(21.3)%
Total Diversified Reinsurance	$744.9	100.0%	$854.0	100.0%	$(109.1)	(12.8)%

Within the Diversified Reinsurance reportable segment, both our US operations and our non-U.S. operations experienced a decrease in net premiums earned for the year ended December 31, 2015 of $83.6 million, or 11.3%, and $25.5 million, or 22.6%, respectively, compared to the same period in 2014, for reasons outlined previously and the impact of a retrocessional quota share agreement effective January 1, 2015 with a highly rated global insurer.

Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company decreased by $1.9 million for the year ended December 31, 2015 compared to the same period in 2014. This net decrease includes a $2.5 million adverse impact on our non-U.S. dollar denominated fee income due to the continued strengthening of the U.S. dollar, during the year ended December 31, 2015 compared to the foreign currency exchange rates for the same period in 2014, respectively.
.
Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $32.5 million, or 5.6%, for the year ended December 31, 2015 compared to 2014. This decrease reflects the loss of business as discussed in the Net Premiums Written section above combined with the favorable impact of the strengthening of the U.S. dollar on Net loss and LAE. Net loss and LAE ratios were 72.3% and 66.8% for the years ended December 31, 2015 and 2014, respectively, reflecting the adverse development from commercial auto liability in Maiden US.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, the combined ratio (excluding the general and administrative expense ratio) increased by 4.6 points for the year ended December 31, 2015 compared to 2014.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $37.4 million, or 16.0%, for the year ended December 31, 2015 compared to 2014. The commission and other acquisition expense ratios decreased to 26.0% for the year ended December 31, 2015 compared to 26.9% for the same period in 2014. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses decreased by $1.2 million, or 3.4%, for the year ended December 31, 2015 compared to 2014. The general and administrative expense ratio was 5.0% and 4.6% for the years ended December 31, 2015 and 2014, respectively. The overall expense ratio (including commission and other acquisition expenses) was 31.0% and 31.5% for the years ended December 31, 2015 and 2014, respectively.

Comparison of Years Ended December 31, 2014 and 2013

The combined ratio increased to 98.3% for the year ended December 31, 2014 compared to 97.5% in 2013 due to 1) elevated excess property loss activity from several clients of our US operations during the first half of 2014 and 2) due to a modest amount of reserve deterioration in commercial auto business during 2014.

Premiums - Gross premiums written increased by $48.9 million, or 5.8%, for the year ended December 31, 2014 compared to the same period in 2013. Net premiums written increased by $86.6 million, or 11.4%, for the year ended December 31, 2014 compared to the same period in 2013. The table below shows net premiums written by line of business in this segment for the years ended December 31, 2014 and 2013:

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

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $59.8 million, or 11.5%, for the year ended December 31, 2014 compared to 2013. Net loss and LAE ratios were 66.8% and 67.8% for the years ended December 31, 2014 and 2013, respectively. The increase in the amount of net loss and LAE reflect the growth of this reportable segment following the addition by our US operations of new accounts during 2013 and 2014 combined with organic growth from certain existing accounts.

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

General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses increased by $1.2 million, or 3.2%, for the year ended December 31, 2014 compared to 2013. The general and administrative expense ratio was 4.6% and 4.9% for the years ended December 31, 2014 and 2013, respectively. The overall expense ratio (including commission and other acquisition expenses) was 31.5% and 29.7% for the years ended December 31, 2014 and 2013, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth and stable combined ratios in each of the comparative periods reported. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Gross premiums written	$1,886.0	$1,610.5	$1,169.9
Net premiums written	$1,779.3	$1,610.5	$1,169.9
Net premiums earned	$1,684.2	$1,378.3	$988.9
Net loss and LAE	(1,074.1)	(893.5)	(653.5)
Commission and other acquisition expenses	(527.9)	(418.9)	(291.6)
General and administrative expenses	(2.9)	(2.5)	(1.6)
Underwriting income	$79.3	$63.4	$42.2
Ratios
Net loss and LAE ratio	63.8%	64.8%	66.1%
Commission and other acquisition expense ratio	31.3%	30.4%	29.5%
General and administrative expense ratio	0.2%	0.2%	0.2%
Expense ratio	31.5%	30.6%	29.7%
Combined ratio	95.3%	95.4%	95.8%

Comparison of Years Ended December 31, 2015 and 2014

The AmTrust Reinsurance segment continues to experience strong profitable growth during the year ended December 31, 2015 compared to 2014. The combined ratio decreased slightly to 95.3% for the year ended December 31, 2015 compared to 95.4% in 2014, generally reflecting this segment's overall stable combined loss ratios.

Premiums - Gross premiums written increased by $275.5 million or 17.1% for the year ended December 31, 2015 compared to the same period in 2014. This increase reflects the continued ongoing growth, through strategic acquisitions and organically, particularly in U.S. workers' compensation and specialty program business. This increase was offset partially by: 1) the Company entering into an agreement with AmTrust to commute outstanding liabilities, loss reserves and unearned premiums associated with certain classes and lines of business which reduced gross written premiums by approximately 3.4% for the year ended December 31, 2015; and 2) the impact of foreign exchange movements on the non-U.S. dollar business ceded to us by AmTrust.

The table below shows net premiums written by this segment for the years ended December 31, 2015 and 2014:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$1,058.0	59.5%	$857.6	53.2%	$200.4	23.4%
Specialty Program	332.4	18.7%	220.1	13.7%	112.3	51.0%
Specialty Risk and Extended Warranty	388.9	21.8%	532.8	33.1%	(143.9)	(27.0)%
Total AmTrust Reinsurance	$1,779.3	100.0%	$1,610.5	100.0%	$168.8	10.5%

Net premiums earned increased by $305.9 million, or 22.2% for the year ended December 31, 2015, compared to the same period in 2014. This increase is due to the reasons outlined above in the Net Premiums Written section.

The table below details net premiums earned by line of business for the years ended December 31, 2015 and 2014:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$984.3	58.5%	$752.2	54.6%	$232.1	30.9%
Specialty Program	290.2	17.2%	175.3	12.7%	114.9	65.6%
Specialty Risk and Extended Warranty	409.7	24.3%	450.8	32.7%	(41.1)	(9.1)%
Total AmTrust Reinsurance	$1,684.2	100.0%	$1,378.3	100.0%	$305.9	22.2%

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $180.6 million, or 20.2%, for the year ended December 31, 2015 compared to the same period in 2014. Net loss and LAE ratios were 63.8% and 64.8% for the years ended December 31, 2015 and 2014, respectively. The net loss and LAE ratio has improved primarily due to the continued change in the segment's mix of business.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $109.0 million, or 26.0%, for the year ended December 31, 2015 compared to 2014. The commission and other acquisition expense ratio increased to 31.3% for the year ended December 31, 2015 compared to 30.4% in 2014. The increase in the ratio during the year ended December 31, 2015 compared to 2014 reflects 1) the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share; and 2) increase in Specialty Program business, within which is a component with the highest commission rate in the Reinsurance Agreement of 34.375%.

General and Administrative Expenses - General and administrative expenses increased by $0.4 million, or 16.3%, for the year ended December 31, 2015 compared to the same period in 2014. The general and administrative expense ratio has remained flat at 0.2% for both years ended December 31, 2015 and 2014. The overall expense ratio (including commission and other acquisition expenses) was 31.5% and 30.6% for the years ended December 31, 2015 and 2014, respectively.

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

Premiums - Gross premiums written increased by $440.6 million, or 37.7%, for the year ended December 31, 2014 compared to the same period in 2013. This increase reflects the continued organic growth and improved rate levels, particularly in U.S. workers' compensation.

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

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $240.0 million, or 36.7%, for the year ended December 31, 2014 compared to the same period in 2013. Net loss and LAE ratios were 64.8% and 66.1% for the years ended December 31, 2014 and 2013, respectively. The net loss and LAE ratio has improved as the segment's mix of business has continued to change, with the Small Commercial Business component increasing at the fastest rate, in part due to the continued improvement in pricing that AmTrust is experiencing in certain lines of business in that component, particularly U.S. workers' compensation.

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

General and Administrative Expenses - General and administrative expenses increased by $0.9 million, or 61.7%, for the year ended December 31, 2014 compared to the same period in 2013. The general and administrative expense ratio has remained flat at 0.2% for the year ended December 31, 2014 compared to the same period in 2013. The overall expense ratio (including commission and other acquisition expenses) was 30.6% and 29.7% for the years ended December 31, 2014 and 2013, respectively, reflecting the changes in the commission and other acquisition expense ratio.

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

The amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. At December 31, 2015, the statutory capital and surplus of Maiden Bermuda was $1,813.8 million. Maiden Bermuda is allowed to pay dividends or distributions not exceeding $322.3 million. During 2015 and 2014, Maiden Bermuda did not pay any dividends to Maiden Holdings.

Maiden US is subject to regulatory restrictions limiting their ability to declare and pay dividends by the state of Missouri where it is domiciled. In addition, there are restrictions based on risk-based capital, a test which is the threshold that constitutes the authorized control level. If Maiden US's statutory capital and surplus falls below the authorized control level, the insurance regulators is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2015, Maiden US has statutory capital and surplus of $294.3 million, which exceeds the required level of minimum statutory capital and surplus by the state of Missouri. During 2015 and 2014, Maiden US paid no dividends.

Maiden Holdings’ Swedish domiciled operating subsidiary, Maiden LF, is regulated by the Swedish FSA. At December 31, 2015, Maiden LF has statutory capital and surplus of $7.6 million, which exceeds the amount required to be maintained of $4.0 million at December 31, 2015. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2015, Maiden LF is allowed to pay dividends or distributions not exceeding $2.2 million. Maiden LF did not pay any dividends to Maiden Holdings during the year.

Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, that operates as a reinsurance services and holding company, is subject to regulation by the U.K. Financial Conduct Authority (the "FCA") that limit the maximum amount of annual dividends or distributions paid by Maiden Global to the Company. At December 31, 2015, Maiden Global is allowed to pay dividends or distributions not exceeding $2.1 million. During the year, Maiden Global did not pay any dividend to Maiden Holdings.

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

The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2015, 2014 and 2013:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Operating activities	$634.3	$651.6	$366.2
Investing activities	(750.7)	(471.9)	(584.0)
Financing activities	99.7	(208.3)	274.5
Effect of exchange rate changes on foreign currency cash	(1.8)	(3.1)	1.6
Total (decrease) increase in cash and cash equivalents	$(18.5)	$(31.7)	$58.3

Cash Flows from Operating Activities

Cash flows from operations for the year ended December 31, 2015 were $634.3 million compared to $651.6 million for the year ended December 31, 2014, a 2.7% decrease. The Company's assets grew by $549.5 million, or 10.6%, at December 31, 2015 compared to December 31, 2014. The increase in assets was largely due to the growth in premium written, in our AmTrust Reinsurance segment during 2015. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the beginning of 2016.

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

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $750.7 million for the year ended December 31, 2015 compared to $471.9 million for the same period in 2014. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. For the year ended December 31, 2015, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $793.3 million. This outflow was offset by the decrease in restricted cash and cash equivalents of $35.0 million combined with a net proceeds from the other investing activities of $7.6 million.

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

Cash Flows from Financing Activities

Cash flows provided by financing activities were $99.7 million for the year ended December 31, 2015 compared to cash flows used by financing activities of $208.3 million for the year ended December 31, 2014. This net cash inflow arises following the issuance of the Preference Shares - Series C, with net proceeds of $159.6 million, offset by the cash outflow from the payment of dividends to both common and preference shareholders of $62.5 million. In addition, the Company received net proceeds of $2.6 million following the issuance and repurchasing of common shares during the year.

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

The net cash inflow (outflow) from financing activities for the years ended December 31, 2015, 2014 and 2013 were as follows:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Cash flows from Financing Activities
Preference shares issuance, net of issuance costs	$159.6	$—	$159.7
Repayment of junior subordinated debt	—	(152.5)	—
Senior notes issuance, net of issuance costs	—	—	147.4
Common share issuance	3.3	0.7	1.8
Repurchase of common shares	(0.7)	(0.1)	—
Dividends paid to Maiden common shareholders	(38.2)	(32.1)	(19.6)
Dividends paid on preference shares	(24.3)	(24.3)	(14.8)
Net cash (used in) provided by financing activities	$99.7	$(208.3)	$274.5

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

Maiden Bermuda uses trust accounts, loan to related party and letters of credit to meet collateral requirements - consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations.

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

At December 31, 2015, total cash and cash equivalents and fixed maturity investments used as collateral were $3.7 billion compared to $3.1 billion at December 31, 2014. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

The following table details additional information on those assets at December 31, 2015 and 2014:

December 31,	2015			2014
	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
	($ in Millions)			($ in Millions)
Maiden US	$71.3	$864.6	$935.9	$94.9	$805.2	$900.1
Maiden Bermuda	31.7	210.5	242.2	13.7	219.1	232.8
Diversified Reinsurance	103.0	1,075.1	1,178.1	108.6	1,024.3	1,132.9
Maiden Bermuda	138.9	2,329.8	2,468.7	174.6	1,755.9	1,930.5
AmTrust Reinsurance	138.9	2,329.8	2,468.7	174.6	1,755.9	1,930.5
Maiden Bermuda	1.0	29.5	30.5	1.2	56.7	57.9
Other	1.0	29.5	30.5	1.2	56.7	57.9
Total	$242.9	$3,434.4	$3,677.3	$284.4	$2,836.9	$3,121.3
As a % of Consolidated Balance Sheet captions	100.0%	83.4%	84.4%	100.0%	82.1%	83.4%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million at December 31, 2015 and 2014, respectively, to partially satisfy collateral requirements with AII.

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

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are designated as either AFS or HTM. During the third quarter of 2015, the Company designated certain corporate bonds previously classified as AFS to HTM to reflect our intention of holding these corporate bonds until maturity. See "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The Company's AFS fixed maturity investments increased by $51.2 million or 1.5% at December 31, 2015 compared to 2014. The net increase in the fair value of our AFS fixed maturity investments is a combination of 1) net purchases of $1,334.4 million, comprising of primarily asset-backed securities and investment grade corporate bonds; offset by 2) maturities and calls totaling $541.1 million; 3) designation of $608.7 million of investment grade corporate bonds as HTM and 4) net unrealized losses and amortization of $133.4 million.

During the year ended December 31, 2015, the yield on the 10-year U.S. Treasury bond increased by 10 basis points to 2.27%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The increase in interest rates during 2015 reflects the continued conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties.

The movement in unrealized gain/loss in our AFS fixed maturity portfolio was a loss of $131.9 million, primarily due to an increase in interest rates and an increase in corporate spreads. This loss is net of unrealized foreign exchange losses of $28.9 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the significant strengthening of the U.S. dollar versus the euro during the year ended December 31, 2015. These declines were substantially offset by decreases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 83 for further information.

At December 31, 2015, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. However, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At December 31, 2015 and 2014, these respective durations in years were as follows:

December 31,	2015	2014
Fixed maturities and cash and cash equivalents	4.7	4.1
Reserve for loss and loss adjustment expenses	4.4	4.4

The increase of 0.6 years in the weighted average duration of our fixed maturity investment portfolio arises predominantly due to purchases during the period with a higher duration than the fixed maturity investment portfolio at December 31, 2014 combined with the increase in the duration of our Agency MBS portfolio reflecting the impact of the volatility in interest rates on paydowns.

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and Commercial MBS.

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
AFS fixed maturities	($ in Millions)
U.S. treasury bonds	$5.7	$0.3	$—	$6.0	2.9%	2.5 years
U.S. agency bonds – mortgage-backed	1,471.8	15.4	(10.2)	1,477.0	2.8%	4.5 years
U.S. agency bonds – other	23.8	0.5	—	24.3	3.6%	8.5 years
Non-U.S. government and supranational bonds	35.1	—	(4.6)	30.5	2.6%	4.0 years
Asset-backed securities	165.7	1.2	(1.1)	165.8	4.1%	4.6 years
Corporate bonds	1,798.6	38.1	(97.0)	1,739.7	3.8%	5.0 years
Municipal bonds	62.2	2.6	—	64.8	4.2%	6.3 years
Total AFS fixed maturities	3,562.9	58.1	(112.9)	3,508.1	3.4%	4.8 years
HTM fixed maturities
Corporate bonds	607.8	3.5	(12.3)	599.0	3.9%	6.4 years
Total HTM fixed maturities	607.8	3.5	(12.3)	599.0
Cash and cash equivalents	332.5	—	—	332.5	0.2%	0.0 years
Total	$4,503.2	$61.6	$(125.2)	$4,439.6	3.2%	4.7 years

December 31, 2014	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
AFS fixed maturities	($ in Millions)
U.S. treasury bonds	$8.9	$0.5	$—	$9.4	2.4%	3.7 years
U.S. agency bonds – mortgage-backed	1,313.8	19.2	(10.6)	1,322.4	2.9%	3.7 years
U.S. agency bonds – other	7.2	0.8	—	8.0	5.0%	6.1 years
Non-U.S. government and supranational bonds	54.5	0.3	(3.1)	51.7	2.0%	3.1 years
Asset-backed securities	52.3	2.4	—	54.7	3.5%	6.3 years
Corporate bonds	1,831.4	89.2	(25.3)	1,895.3	4.0%	5.1 years
Municipal bonds	62.2	3.7	—	65.9	4.2%	7.9 years
Short term investments	49.5	—	—	49.5	0.4%	0.3 years
Total AFS maturities	3,379.8	116.1	(39.0)	3,456.9	3.5%	4.5 years
Cash and cash equivalents	392.5	—	—	392.5	0.2%	0.0 years
Total	$3,772.3	$116.1	$(39.0)	$3,849.4	3.1%	4.1 years
*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
	($ in Millions)
Due in one year or less	$180.4	$—	$74.6	$—
Due after one year through five years	475.1	67.3	563.1	—
Due after five years through ten years	1,180.2	540.5	1,403.4	—
Due after ten years	29.6	—	38.7	—
	1,865.3	607.8	2,079.8	—
U.S. agency bonds – mortgage-backed	1,477.0	—	1,322.4	—
Asset-backed securities	165.8	—	54.7	—
Total fixed maturities	$3,508.1	$607.8	$3,456.9	$—

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the MBS component of our U.S. agency bonds portfolio at December 31, 2015 and 2014 were as follows:

December 31,	2015		2014
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in Millions)		($ in Millions)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$139.5	9.3%	$75.8	5.7%
FNMA – fixed rate	791.7	52.7%	657.2	49.4%
FNMA – variable rate	22.1	1.5%	26.5	2.0%
FHLMC – fixed rate	517.3	34.5%	555.3	41.7%
FHLMC – variable rate	6.4	0.4%	7.6	0.6%
Total RMBS	1,477.0	98.4%	1,322.4	99.4%
Total U.S. agency bonds - mortgage-backed	1,477.0	98.4%	1,322.4	99.4%
Non-MBS fixed rate agency bonds	24.3	1.6%	8.0	0.6%
Total U.S. agency bonds	$1,501.3	100.0%	$1,330.4	100.0%

The following table provides a summary of changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

December 31,	2015	2014
U.S. agency MBS:	($ in Millions)
Beginning balance	$1,322.4	$1,262.7
Purchases	586.4	302.5
Sales, calls and paydowns	(423.2)	(277.9)
Net realized gains (losses) on sales – included in net income	0.1	0.6
Change in net unrealized gains – included in other comprehensive income	(3.4)	38.0
Amortization of bond premium and discount	(5.3)	(3.5)
Ending balance	$1,477.0	$1,322.4

Our U.S. agency MBS portfolio is 35.9% of our fixed maturity investments at December 31, 2015. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At December 31, 2015 and December 31, 2014, 97.5% and 98.2%, respectively of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part IV, Item 8 - Notes to Condensed Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The following summarizes the credit ratings of our fixed maturities:

Rating* at December 31,	2015		2014
	Amortized cost	Fair value	Amortized cost	Fair value
U.S. treasury bonds	$5.7	$6.0	$8.9	$9.4
U.S. agency bonds	1,495.6	1,501.3	1,321.0	1,330.4
AAA	170.2	170.4	193.3	203.0
AA+, AA, AA-	222.5	223.1	116.9	120.7
A+, A, A-	1,075.5	1,066.8	883.1	917.5
BBB+, BBB, BBB-	1,077.0	1,039.2	794.3	814.0
BB+ or lower	124.2	100.3	62.3	61.9
Total	$4,170.7	$4,107.1	$3,379.8	$3,456.9
*Ratings as assigned by S&P

The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2015 and 2014 were as follows:

	Ratings*
December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in Millions)
Financial Institutions	1.7%	2.2%	24.2%	13.1%	0.3%	$971.5	41.5%
Industrials	—%	5.1%	17.6%	26.3%	3.6%	1,230.0	52.6%
Utilities/Other	—%	—%	0.9%	4.6%	0.4%	137.2	5.9%
Total Corporate bonds	1.7%	7.3%	42.7%	44.0%	4.3%	$2,338.7	100.0%

	Ratings*
December 31, 2014	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in Millions)
Financial Institutions	4.2%	2.1%	29.9%	8.4%	0.4%	$853.8	45.0%
Industrials	—%	2.9%	12.0%	29.3%	2.9%	892.1	47.1%
Utilities/Other	—%	—%	2.6%	5.3%	—%	149.4	7.9%
Total Corporate bonds	4.2%	5.0%	44.5%	43.0%	3.3%	$1,895.3	100.0%
*Ratings as assigned by S&P

During the year ended December 31, 2015, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we had reached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio.

The Company’s ten largest corporate holdings, all of which are U.S. dollar denominated and 82.9% of which are in the Financial Institutions sector, at December 31, 2015 as carried at fair value and as a percentage of all fixed income securities were as follows:

December 31, 2015	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$39.9	1.0%	BBB+
Citigroup Inc FLT, Due 06/09/2016 (1)	26.9	0.7%	BBB
BNP Paribas, 5.0% Due 01/15/2021	21.1	0.5%	A+
JP Morgan Chase & Co, 3.90%, Due 07/15/2025	20.6	0.5%	A-
Rabobank Nederland Utrec, 3.875% Due 02/08/2022	20.2	0.5%	A+
JP Morgan Chase Bank NA. FLT, Due 06/13/2016(1)	20.0	0.5%	A-
Bear Stearns FLT, Due 11/21/2016 (1)	20.0	0.5%	A-
HSBC Finance Corp FLT, Due 06/01/2016 (1)	20.0	0.5%	A
Schlumberger Holdings Corporation, 4.0% Due 12/21/2025	19.7	0.4%	AA-
Mondelez International, 4.00% Due 02/1/2024	19.3	0.4%	BBB
Total	$227.7	5.5%
* Ratings as assigned by S&P
(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

December 31,	2015		2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Non-U.S. dollar denominated corporate bonds	$323.3	91.6%	$351.9	87.2%
Non-U.S. government and supranational bonds	30.5	8.4%	51.7	12.8%
Total non-U.S. dollar denominated AFS securities	$353.8	100.0%	$403.6	100.0%

These securities are invested in the following currencies:

December 31,	2015		2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$299.3	84.8%	$339.5	84.1%
British Pound	41.4	11.7%	47.8	11.8%
Swedish Krona	5.8	1.7%	7.0	1.7%
Australian Dollar	4.0	1.1%	7.1	1.8%
All other	3.3	0.7%	2.2	0.6%
Total non-U.S. dollar denominated AFS securities	$353.8	100.0%	$403.6	100.0%

The net decrease in non U.S. denominated fixed maturities is primarily due to the strengthening of the U.S. dollar versus the euro and British Pound. We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at December 31, 2015 and 2014. At December 31, 2015 and 2014, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

December 31,	2015		2014
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$32.8	10.1%	$62.1	17.6%
AA+, AA, AA-	17.3	5.4%	26.6	7.6%
A+, A, A-	149.3	46.2%	181.3	51.5%
BBB+, BBB, BBB-	117.9	36.5%	80.6	22.9%
BB+ or lower	6.0	1.8%	1.3	0.4%
Total non-U.S. dollar denominated corporate bonds	$323.3	100.0%	$351.9	100.0%
* Ratings as assigned by S&P

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Reserve for Loss and Loss Adjustment Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all loss and LAE incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and LAE represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2015.

At December 31, 2015 and 2014, the Company recorded gross reserves for unpaid loss and LAE of $2.5 billion and $2.3 billion, respectively, and net reserves for unpaid loss and LAE of $2.4 billion and $2.2 billion for December 31, 2015 and 2014, respectively.

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves for the years ended December 31, 2015, 2014 and 2013:

For the Year Ended December 31,	2015	2014	2013
	($ in Millions)
Gross unpaid loss and LAE reserves - January 1	$2,271.3	$1,957.8	$1,740.3
Less: reinsurance recoverable - January 1	75.9	84.0	110.9
Net loss and LAE reserves - January 1	2,195.4	1,873.8	1,629.4
Net incurred losses related to:
Current year	1,558.7	1,479.4	1,351.0
Prior years	74.9	18.8	(1.4)
	1,633.6	1,498.2	1,349.6
Net paid losses related to:
Current year	(457.5)	(430.4)	(517.6)
Prior years	(892.9)	(705.4)	(598.5)
	(1,350.4)	(1,135.8)	(1,116.1)
Effect of foreign exchange movement	(39.7)	(40.8)	10.9
Net loss and LAE reserves - December 31	2,438.9	2,195.4	1,873.8
Reinsurance recoverable - December 31	71.2	75.9	84.0
Gross unpaid loss and LAE reserves - December 31	$2,510.1	$2,271.3	$1,957.8

See "Business — Reserve for Loss and Loss Adjustment Expenses" in Item 1 of Part I of this Report, "Critical Accounting Policies and Estimates — Reserve for Loss and Loss Adjustment Expenses" and "Results of Operations" above for a discussion of loss and LAE and prior years’ reserve developments.

Other Balance Sheet Changes

The following summarizes other material balance sheet changes of the Company at December 31, 2015 and 2014:

December 31,	2015	2014	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$377.3	$513.0	$(135.7)	(26.4)%
Reserve for loss and LAE	2,510.1	2,271.3	238.8	10.5%
Unearned premiums	1,354.6	1,207.8	146.8	12.2%

The reinsurance balances receivable, net decreased by $135.7 million, or 26.4%, primarily due to the impact of the commutation agreement with AmTrust combined with a reduction in gross premiums written on AmTrust Reinsurance segment during the fourth quarter of 2015 compared to the same period in 2014. The reserve for net loss and LAE increased following the continued growth in our AmTrust Reinsurance segment combined with adverse development experienced in both our reportable segments. The unearned premiums also increased following the continued growth in our AmTrust Reinsurance segment, however, this growth was partially offset by 1) underwriting actions taken by the Company; 2) the loss of a customer as previously noted; and 3) the expiration of a fronting arrangement in our Diversified Reinsurance segment.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources were $1,707.8 million at December 31, 2015, a $107.1 million, or 6.7%, net increase from $1,600.7 million at December 31, 2014.

The following table shows the movement in total capital resources at December 31, 2015 and 2014:

December 31,	2015	2014	Change	Change
	($ in Millions)%
Preference shares	$480.0	$315.0	$165.0	52.4%
Common shareholders' equity	867.8	925.7	(57.9)	(6.3)%
Total Maiden shareholders' equity	1,347.8	1,240.7	107.1	8.6%
Senior Notes	360.0	360.0	—	—%
Total capital resources	$1,707.8	$1,600.7	$107.1	6.7%

The major factors contributing to the net increase in capital resources were as follows:

Maiden shareholders' equity

Total Maiden shareholders' equity at December 31, 2015 increased by $107.1 million, or 8.6%, compared to December 31, 2014 primarily due to:

•
increase in preference shares of $165.0 million, or 52.4%, following the issuance of 6.6 million shares of 7.125% Preference Shares - Series C, par value $0.01, at a price of $25 per preference share on November 25, 2015;

•	net increase resulting from share based transactions of $0.2 million after deduction of issuance cost related to Preference Shares - Series C; and

•	net income attributable to Maiden of $124.4 million. See "Results of Operations - Net Income" on page 62 for a discussion of the Company’s net income for the year ended December 31, 2015.

These increases were offset by the following:

•
net decrease in AOCI of $119.1 million. This decrease arose due to: 1) decrease in AOCI of $132.7 million which arose from the net decline in our U.S. dollar denominated investment portfolio of $84.2 million relating to market price movements and decline in our non-U.S. dollar denominated investment portfolio of $48.5 million. The decline in our non-U.S. dollar denominated investment portfolio was $28.9 million as a result of the strengthening of the U.S. dollar and $19.6 million as a result of market price movements; offset by 2) increase in cumulative translation adjustments of $13.6 million due to the effect of the appreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities; and

•	dividend declared of $63.4 million related to the Company’s common and preferred shares.

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2015 and 2014.

Indebtedness

The Company did not enter into any new borrowing arrangements during the year ended December 31, 2015.

Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the Company’s indebtedness.

We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured, unsecured and convertible debt securities, or issuances of common or preference shares. On November 9, 2015, we filed an unallocated universal shelf registration statement with the SEC, which became effective upon filing. Pursuant to the shelf registration, from time to time, we may sell any combination of certain securities in one or more offerings. Our intent and ability to issue securities pursuant to this registration statement will depend on market conditions at the time of any proposed offering.

Aggregate Contractual Obligations

In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations.

The Company’s aggregate contractual obligations at December 31, 2015 are as follows:

	Payment Due by Period
December 31, 2015	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations	($ in Millions)
Operating lease obligations	$3.9	$1.4	$1.7	$0.8	$—
Senior notes and interest	1,127.2	28.7	57.4	57.4	983.7
Reserve for loss and LAE	2,510.1	725.2	763.2	363.0	658.7
Other investments - unfunded commitments	0.6	—	0.6	—	—
Total	$3,641.8	$755.3	$822.9	$421.2	$1,642.4

The amounts included for reserve for loss and LAE reflect the estimated timing of expected loss payments on known claims and anticipated future claims at December 31, 2015. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, please refer to "Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses" section included under Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2015. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2015, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.

Net foreign exchange gains amounted to $7.4 million during the year ended December 31, 2015 compared to $3.6 million and $1.7 million during the years ended December 31, 2014 and 2013, respectively.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for loss and LAE. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for loss and LAE with a corresponding reduction in its earnings in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that we will incur losses in our investments due to adverse changes in market rates and prices. Market risk is directly influenced by the volatility and liquidity in the market in which the related underlying assets are invested. We believe that we are principally exposed to three types of market risk: changes in interest rates, changes in credit quality of issuers of investment securities and reinsurers and changes in foreign exchange rates.

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2015, we had AFS fixed maturity securities with a fair value of $3.5 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at December 31, 2015 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at December 31, 2015:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,191.2	$(316.9)	(23.5)%
100 basis point increase	3,344.1	(164.0)	(12.2)%
No change	3,508.1	—	—%
100 basis point decrease	3,681.7	173.6	12.9%
200 basis point decrease	3,858.4	350.3	26.0%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2014.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at December 31 for each of the years presented:

For the Year Ended December 31,	2015	2014
Ratings*
AA+ or better	42.3%	46.0%
AA, AA-, A+, A, A-	29.9%	28.7%
BBB+, BBB, BBB-	25.4%	23.5%
BB+ or lower	2.4%	1.8%
	100.0%	100.0%
* Ratings as assigned by S&P

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At December 31, 2015, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (see "Liquidity and Capital Resources - Investments" in Item 7 of Part II of this Annual Report on Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 1.0% and 5.5% of the Company’s total fixed income securities, respectively.

The Company is subject to the credit risk of its cedants in the event of their insolvency or their failure to honor the value of the funds held balances due to the Company for any other reason. However, the Company’s credit risk in some jurisdictions is mitigated by a mandatory right of offset of amounts payable by the Company to a cedant against amounts due to the Company. In certain other jurisdictions, the Company is able to mitigate this risk, depending on the nature of the funds held arrangements, to the extent that the Company has the contractual ability to offset any shortfall in the payment of the funds held balances with amounts owed by the Company to cedants for losses payable and other amounts contractually due. Funds held balances for which the Company receives an investment return based upon either the results of a pool of assets held by the cedant or the investment return earned by the cedant on its investment portfolio are exposed to an additional layer of credit risk.

The Company has exposure to credit risk, as it relates to its business written through brokers if any, if the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 36.9% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2015.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2015 were $377.3 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2015.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $71.2 million at December 31, 2015 compared to $75.9 million at the end of 2014. Of these reinsurance recoverables, at December 31, 2015, $35.0 million or 49.2% compared to $37.8 million or 49.8% at December 31, 2014 relates to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at December 31:

December 31,	2015	2014
A or better	99.1%	92.9%
A-	—%	5.6%
B++ or worse	0.9%	1.5%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2015, 9.4% of our net premiums written and 11.2% of our reserve for loss and LAE were transacted in euro.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2015, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $5.5 million and $11.0 million, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2015. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2015, our Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our CEO and CFO, have concluded that our internal control over financial reporting is effective as of December 31, 2015 based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited Maiden Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 29, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 4, 2016 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2015", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on February 29, 2016.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	February 29, 2016
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ Karen L. Schmitt	Chief Financial Officer	February 29, 2016
Karen L. Schmitt	(Principal Financial and Accounting Officer)
/s/ Barry D. Zyskind	Chairman	February 29, 2016
Barry D. Zyskind
/s/ Raymond M. Neff	Director	February 29, 2016
Raymond M. Neff
/s/ Simcha G. Lyons	Director	February 29, 2016
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	February 29, 2016
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	February 29, 2016
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.4	First Supplemental Indenture, dated as of June 24, 2011, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.5	Form of 8.25% Notes due 2041 (included in Exhibit 4.4)	(4)
4.6	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(5)
4.7	Form of 8.000% Notes due 2042 (included in Exhibit 4.6)	(5)
4.8	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(6)
4.9	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.8)	(6)
4.10	Certificate of Designations of 7.25% Mandatory Convertible Preference Shares, Series B, adopted on October 1, 2013	(7)
4.11	Form of stock certificate evidencing 7.25% Mandatory Convertible Preference Shares, Series B (included in Exhibit 4.10)	(7)
4.12	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(8)
4.13	Form of 7.75% Notes due 2043 (included in Exhibit 4.12)	(8)
4.14	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(9)
4.15	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.14)	(9)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(10)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(10)
10.5*	Form of Employment Agreement by and between Maiden and Arturo M. Raschbaum, Karen L. Schmitt, Patrick J. Haveron, Thomas Highet and Lawrence F. Metz, dated as of November 1, 2011	(11)
10.6*	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.7*	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(12)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(13)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(13)

10.11	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.12	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(14)
10.13	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(14)
10.14	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(14)
10.15	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(14)
10.16	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	(15)
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(13)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(16)
10.2	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(10)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(17)
10.22	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(10)
10.23	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(10)
10.24	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(7)
10.25	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(14)
10.26	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(16)
10.27	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(15)
10.28	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(13)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.
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

(3)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).

(4)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on June 17, 2011 (File No. 001-34042).

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on March 27, 2012 (File No. 001-34042).

(6)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on October 1, 2013 (File No. 001-34042).

(8)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).

(9)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2015 (File No. 001-34042).

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

(16)	Incorporated by reference to the filing of such exhibit with Amendment No. 3 to the registrant's Registration Statement on S-1 filed with the SEC on April 24, 2008 (No. 333-146137).

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
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 29, 2016

MAIDEN HOLDINGS, LTD.
 CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(In thousands of U.S. dollars, except share and per share data)

	2015	2014
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2015: $3,562,864; 2014: $3,379,864)	$3,508,088	$3,456,904
Fixed maturities, held-to-maturity, at amortized cost (fair value 2015: $598,975; 2014: $0)	607,843	—
Other investments, at fair value (cost 2015: $10,816; 2014: $10,862)	11,812	12,571
Total investments	4,127,743	3,469,475
Cash and cash equivalents	89,641	108,119
Restricted cash and cash equivalents	242,859	284,381
Accrued investment income	32,288	27,524
Reinsurance balances receivable, net (includes $147,365 and $267,490 from related parties in 2015 and 2014, respectively)	377,318	512,996
Reinsurance recoverable on unpaid losses (includes $2,177 and $3,845 from related parties in 2015 and 2014, respectively)	71,248	75,873
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $341,025 and $285,227 from related parties in 2015 and 2014, respectively)	397,548	372,487
Goodwill and intangible assets, net	81,920	87,336
Other assets	125,105	57,926
Total assets	$5,713,645	$5,164,092
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,443,639 and $1,167,041 from related parties in 2015 and 2014, respectively)	$2,510,101	$2,271,292
Unearned premiums (includes $1,077,460 and $914,087 from related parties in 2015 and 2014, respectively)	1,354,572	1,207,757
Accrued expenses and other liabilities	139,873	83,877
Senior notes	360,000	360,000
Total liabilities	4,364,546	3,922,926
Commitments and Contingencies
EQUITY
Preference shares	480,000	315,000
Common shares ($0.01 par value; 74,735,785 and 73,900,889 shares issued in 2015 and 2014, respectively; 73,721,140 and 72,932,702 shares outstanding in 2015 and 2014, respectively)	747	739
Additional paid-in capital	579,178	578,445
Accumulated other comprehensive (loss) income	(23,767)	95,293
Retained earnings	316,184	255,084
Treasury shares, at cost (1,014,645 and 968,187 shares in 2015 and 2014, respectively)	(4,521)	(3,867)
Total Maiden shareholders’ equity	1,347,821	1,240,694
Noncontrolling interests in subsidiaries	1,278	472
Total equity	1,349,099	1,241,166
Total liabilities and equity	$5,713,645	$5,164,092
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2015	2014	2013
Revenues
Gross premiums written	$2,662,825	$2,507,352	$2,204,159
Net premiums written	$2,514,116	$2,458,136	$2,096,301
Change in unearned premiums	(85,047)	(206,393)	(95,414)
Net premiums earned	2,429,069	2,251,743	2,000,887
Other insurance revenue	11,512	13,410	14,232
Net investment income	131,092	117,215	91,352
Net realized gains on investment	2,498	1,163	3,585
Total other-than-temporary impairment losses	(1,060)	(2,364)	—
Portion of loss recognized in other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	(1,060)	(2,364)	—
Total revenues	2,573,111	2,381,167	2,110,056
Expenses
Net loss and loss adjustment expenses	1,633,570	1,498,271	1,349,630
Commission and other acquisition expenses	724,197	659,315	556,578
General and administrative expenses	64,872	62,558	58,353
Interest and amortization expenses	29,063	29,959	39,805
Accelerated amortization of junior subordinated debt discount and issuance cost	—	28,240	—
Amortization of intangible assets	2,840	3,277	3,780
Foreign exchange and other gains	(7,753)	(4,150)	(2,809)
Total expenses	2,446,789	2,277,470	2,005,337
Income before income taxes	126,322	103,697	104,719
Income tax expense	2,038	2,164	1,863
Net income	124,284	101,533	102,856
Loss (income) attributable to noncontrolling interests	192	(142)	(121)
Net income attributable to Maiden	124,476	101,391	102,735
Dividends on preference shares	(24,337)	(24,337)	(14,834)
Net income attributable to Maiden common shareholders	$100,139	$77,054	$87,901
Basic earnings per share attributable to Maiden common shareholders	$1.36	$1.06	$1.21
Diluted earnings per share attributable to Maiden common shareholders	$1.31	$1.04	$1.18
Dividends declared per common share	$0.53	$0.46	$0.38
Weighted average number of common shares - basic	73,478,544	72,843,782	72,510,361
Adjusted weighted average number of common shares and assumed conversions - diluted	85,638,235	74,117,568	76,417,839

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2015	2014	2013
Net income	$124,284	$101,533	$102,856
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on available-for-sale fixed maturities arising during the period	(132,511)	40,625	(102,001)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	—	—	—
Adjustment for reclassification of net realized (gains) losses recognized in net income	(263)	3,278	(6,953)
Foreign currency translation adjustment	13,566	25,592	(6,388)
Other comprehensive (loss) income, before tax	(119,208)	69,495	(115,342)
Income tax benefit (expense) related to components of other comprehensive income	83	(52)	17
Other comprehensive (loss) income, after tax	(119,125)	69,443	(115,325)
Comprehensive income (loss)	5,159	170,976	(12,469)
Net loss (income) attributable to noncontrolling interests	192	(142)	(121)
Other comprehensive loss (income) attributable to noncontrolling interests	65	66	(21)
Comprehensive loss (income) attributable to noncontrolling interests	257	(76)	(142)
Comprehensive income (loss) attributable to Maiden	$5,416	$170,900	$(12,611)

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U. S. dollars)

For the Year Ended December 31,	2015	2014	2013
Preference shares - Series A, B and C
Beginning balance	$315,000	$315,000	$150,000
Issuance of preference shares - Series C	165,000	—	—
Issuance of preference shares - Series B	—	—	165,000
Ending balance	480,000	315,000	315,000
Common shares
Beginning balance	739	736	733
Exercise of options and issuance of shares	8	3	3
Ending balance	747	739	736
Additional paid-in capital
Beginning balance	578,445	574,522	575,869
Exercise of options and issuance of common shares	3,310	589	1,773
Issuance costs of preference shares	(5,515)	—	(5,325)
Share-based compensation expense	2,938	3,334	2,205
Ending balance	579,178	578,445	574,522
Accumulated other comprehensive (loss) income
Beginning balance	95,293	25,784	141,130
Change in net unrealized (losses) gains on investment	(132,691)	43,851	(108,937)
Foreign currency translation adjustment	13,631	25,658	(6,409)
Ending balance	(23,767)	95,293	25,784
Retained earnings
Beginning balance	255,084	211,602	151,308
Net income attributable to Maiden	124,476	101,391	102,735
Dividends on preference shares	(24,337)	(24,337)	(14,834)
Dividends on common shares	(39,039)	(33,572)	(27,607)
Ending balance	316,184	255,084	211,602
Treasury shares
Beginning balance	(3,867)	(3,801)	(3,801)
Shares repurchased	(654)	(66)	—
Ending balance	(4,521)	(3,867)	(3,801)
Noncontrolling interests in subsidiaries
Beginning balance	472	452	372
Acquisition of subsidiary	1,378	—	—
Dividend paid to noncontrolling interest	(315)	(56)	(62)
Net (loss) income attributable to noncontrolling interests	(192)	142	121
Foreign currency translation adjustment	(65)	(66)	21
Ending balance	1,278	472	452
Total equity	$1,349,099	$1,241,166	$1,124,295
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2015	2014	2013
Cash flows from operating activities
Net income	$124,284	$101,533	$102,856
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,716	40,319	19,076
Net realized gains on investment	(2,498)	(1,163)	(3,585)
Net impairment losses recognized in earnings	1,060	2,364	—
Foreign exchange and other gains	(7,753)	(4,150)	(2,809)
Changes in assets - (increase) decrease:
Reinsurance balances receivable, net	127,506	34,343	(31,051)
Reinsurance recoverable on unpaid losses	(20,721)	8,078	26,821
Accrued investment income	(5,086)	(2,693)	(4,141)
Deferred commission and other acquisition expenses	(26,546)	(69,217)	(34,118)
Other assets	(76,599)	32,060	(131)
Changes in liabilities - increase (decrease):
Reserve for loss and loss adjustment expenses	304,254	354,014	206,783
Unearned premiums	154,642	182,602	96,040
Accrued expenses and other liabilities	52,039	(26,445)	(9,494)
Net cash provided by operating activities	634,298	651,645	366,247
Cash flows from investing activities
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(1,463,556)	(778,702)	(1,442,116)
Purchases of other investments	(217)	(6,698)	(2,135)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	129,152	171,216	355,863
Proceeds from maturities and calls of fixed maturities	541,081	349,852	448,881
Proceeds from redemption of other investments	456	797	400
Decrease (increase) in restricted cash and cash equivalents	34,980	(207,859)	54,967
Other, net	7,426	(490)	146
Net cash used in investing activities	(750,678)	(471,884)	(583,994)
Cash flows from financing activities
Senior notes issuance, net of issuance costs	—	—	147,446
Repayment of junior subordinated debt	—	(152,500)	—
Preference shares issuance, net of issuance costs	159,628	—	159,675
Issuance of common shares	3,318	592	1,776
Repurchase of common shares	(654)	(66)	—
Dividends paid - Maiden common shareholders	(38,204)	(32,079)	(19,607)
Dividends paid - preference shares	(24,337)	(24,337)	(14,834)
Net cash provided by (used in) financing activities	99,751	(208,390)	274,456
Effect of exchange rate changes on foreign currency cash	(1,849)	(3,085)	1,581
Net (decrease) increase in cash and cash equivalents	(18,478)	(31,714)	58,290
Cash and cash equivalents, beginning of period	108,119	139,833	81,543
Cash and cash equivalents, end of period	$89,641	$108,119	$139,833
Supplemental information on cash flows
Interest paid	$28,687	$34,222	$38,219
Taxes paid	789	708	634
Supplemental information about non cash investing and financing activities
Acquisition of fixed maturities, available-for-sale	—	—	23,478
Other assets	—	—	(23,478)
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

We provide reinsurance through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda") and Maiden Reinsurance North America, Inc. ("Maiden US") and have operations in Bermuda and the United States, respectively. Maiden Bermuda does not underwrite any direct insurance business. Internationally, we provide reinsurance-related services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through its insurer partners to retail clients in the European Union and other global markets, which also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is also written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF"), a wholly owned subsidiary of Maiden Holdings, as part of Maiden Global’s service offerings.

2. Significant Accounting Policies

Basis of Reporting and Consolidation — These Consolidated Financial Statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Maiden Holdings and all of its subsidiaries. These Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.

Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to:

•	reserve for loss and loss adjustment expenses;

•	recoverability of deferred commission and other acquisition expenses;

•	determination of impairment of goodwill and other intangible assets;

•	valuation of financial instruments; and

•	determination of other-than-temporary impairment ("OTTI") of investments.

Investments — The Company currently classifies its fixed maturity investments as either "available-for-sale" ("AFS") or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value. The HTM portfolio includes securities for which we have the ability and intent to hold to maturity or redemption. The HTM portfolio is reported at amortized cost. When a security is transferred from AFS to HTM, the fair value at the time of transfer, adjusted for subsequent amortization, becomes the security's amortized cost. The fair value of fixed maturity investments is generally determined from quotations received from nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase.

The Company's other investments comprise both quoted and unquoted investments. The Company's quoted equity investment is based on a quoted market price from a Pricing Service, reflecting the closing price quoted for the final trading day of the period. The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944, "Financial Services" ("ASC 944"). Unquoted other investments primarily comprise investments in limited partnerships which are reported at fair value based on the financial information received from the fund managers and other information available to management.

Unrealized gains or losses on fixed maturities and other investments are reported as a component of accumulated other comprehensive income ("AOCI"). The net unrealized holding gains/losses of securities transferred from AFS to HTM at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through Other Comprehensive Income over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the first in first out cost method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees. For mortgage-backed securities ("MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

A security is potentially impaired when its fair value is below its amortized cost. On a quarterly basis, we review all impaired securities to determine if the impairment is OTTI. OTTI assessments are inherently judgmental, especially where securities have experienced severe declines in fair value in a short period. Our review process begins with a quantitative analysis to identify securities to be further evaluated for potential OTTI. For all identified securities, further fundamental analysis is performed that considers, but not limited to, the following quantitative and qualitative factors:

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

The Company recognizes OTTI in earnings for its impaired fixed maturity securities (i) for which the Company has the intent to sell the security or (ii) it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery and (iii) for those securities which have a credit loss. In assessing whether a credit loss exists, the Company compares the present value of the cash flows expected to be collected from the security with the amortized cost basis of the security. In instances in which a determination is made that an impairment exists but the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the impairment is separated into (i) the amount of the total impairment related to the credit loss and (ii) the amount of the total impairment related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in other comprehensive income. In periods after the recognition of OTTI on the Company’s fixed maturity securities, the Company accounts for such securities as if they had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the OTTI recognized in earnings. For fixed maturity securities in which OTTI was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be amortized into net investment income.

As our investment portfolio is the largest component of our consolidated assets, OTTI on our fixed maturity securities could be material to our financial condition and operating results particularly during periods of dislocation in the financial markets.

Fair Value Measurements — ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1 — Valuations based on unadjusted quoted market prices for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples of assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities and U.S. Treasury bonds;

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; and hedge and credit funds with partial transparency.

The availability of observable inputs can vary from financial instrument to financial instrument and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from the Pricing Service. When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representation of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.

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

The unexpired portion of reinsurance purchased by the Company (retrocession or reinsurance premiums ceded) is included in other assets and amortized over the contract period in proportion to the amount of insurance protection provided. The ultimate amount of premiums, including adjustments, is recognized as premiums ceded, and amortized over the applicable contract period to which they apply. Losses recoverable are recorded as an asset called reinsurance recoverable on unpaid losses. Premiums earned are reported net of reinsurance in the Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits.

Acquisition expenses represent the costs of writing business that vary with, and are primarily related to, the production of the business. Policy and contract acquisition expenses, including assumed commissions and other direct operating expenses that are related to successful contracts are deferred and recognized as expense as related premiums are earned.

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

Reinsurance — Reinsurance premiums, losses and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and losses and LAE incurred and ceded to other companies as reduction of premium revenue and losses and LAE. The Company accounts for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition costs and other underwriting expenses. The Company earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. Reinsurance recoverable relate to the portion of reserves and paid losses and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments in the event of failure to collect from reinsurers.

Ceding Commissions on Reinsurance Transactions — Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross written premiums to third party reinsurers. The ceding commissions the Company receives cover a portion of its capitalized acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the income statement over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. The Company allocates earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Debt Obligations and Deferred Debt Issuance Costs — Costs incurred in issuing debt are capitalized and amortized over the life of the debt. The amortization of these costs is included in interest and amortization expenses in the Consolidated Statements of Income.

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

Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2015, 2014 and 2013.

Share-Based Compensation Expense — The Company is authorized to issue restricted share awards and units, performance based restricted share units ("PB-RSUs"), share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options, restricted share and share unit grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. The estimated fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense (a component of general and administrative expenses) and an increase to additional paid in capital in Shareholders’ Equity.

The estimated fair value of the PB-RSUs is recognized as a charge to compensation expense and an increase to additional paid in capital in Shareholders’ Equity following certain criteria such as operating return on common equity, underwriting performance, revenue growth and operating expense being met during the specified performance period as well as based on the recommendation of the Company's Chief Executive Officer ("CEO") and the discretion of the Compensation Committee of the Board of Directors.

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

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in AOCI. The amount of cumulative translation adjustment at December 31, 2015 was $30,345 (2014 - $16,714).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Recently Adopted Accounting Standards Updates

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

The revised guidance changes how entities identify disposal transactions under U.S. GAAP by eliminating the second and third criteria above for classifying operations as discontinued. The new guidance instead requires classification of a component or group of components as discontinued operations if it represents a strategic shift that has or will have a major impact on an entity’s operations or financial results.

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

Recently Issued Accounting Standards Not Yet Adopted

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03 which changes the presentation of debt issuance costs in financial statements. Under this new guidance, the Company will be required to present such cost in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The amortization of such costs shall be reported as an interest expense. For public business entities, this guidance will be effective for fiscal years, and interim periods within those fiscal years, beginning December 15, 2015. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our results of operations, financial condition or liquidity.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued ASU 2015-09 which is aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The new disclosures are required for short-duration insurance contracts issued by insurers. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied retrospectively by providing comparative disclosures for each period presented. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s statements of operations and financial position.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as AFS in AOCI. They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

Accounting for Leases

In February 2016, the FASB issued final ASC 842 guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statement in a manner similar to today's accounting. The guidance also eliminates today's real-estate-specific provisions for all entities. All entities classify leases to determine how to recognize lease-related revenue and expense. The U.S. GAAP standard is effective for public business entities and certain not-for-profit entities and employee benefit plans for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Bermuda from AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business have been included in the "Other" category.

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

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Year Ended December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$776,852	$1,885,974	$(1)	$2,662,825
Net premiums written	$734,781	$1,779,334	$1	$2,514,116
Net premiums earned	$744,875	$1,684,191	$3	$2,429,069
Other insurance revenue	11,512	—	—	11,512
Net loss and loss adjustment expenses	(547,296)	(1,074,072)	(12,202)	(1,633,570)
Commission and other acquisition expenses	(196,292)	(527,863)	(42)	(724,197)
General and administrative expenses	(37,550)	(2,947)	—	(40,497)
Underwriting (loss) income	$(24,751)	$79,309	$(12,241)	42,317
Reconciliation to net income
Net investment income and realized gains on investment				133,590
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(29,063)
Amortization of intangible assets				(2,840)
Foreign exchange and other gains				7,753
Other general and administrative expenses				(24,375)
Income tax expense				(2,038)
Net income				$124,284

Net loss and LAE ratio (1)	72.3%	63.8%		66.9%
Commission and other acquisition expense ratio (2)	26.0%	31.3%		29.7%
General and administrative expense ratio (3)	5.0%	0.2%		2.7%
Combined ratio (4)	103.3%	95.3%		99.3%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$897,748	$1,610,485	$(881)	$2,507,352
Net premiums written	$850,049	$1,610,485	$(2,398)	$2,458,136
Net premiums earned	$854,026	$1,378,327	$19,390	$2,251,743
Other insurance revenue	13,410	—	—	13,410
Net loss and loss adjustment expenses	(579,771)	(893,502)	(24,998)	(1,498,271)
Commission and other acquisition expenses	(233,711)	(418,908)	(6,696)	(659,315)
General and administrative expenses	(38,858)	(2,533)	(757)	(42,148)
Underwriting income (loss)	$15,096	$63,384	$(13,061)	65,419
Reconciliation to net income
Net investment income and realized gains on investment				118,378
Net impairment losses recognized in earnings				(2,364)
Interest and amortization expenses				(29,959)
Accelerated amortization of junior subordinated debt discount and issuance cost				(28,240)
Amortization of intangible assets				(3,277)
Foreign exchange and other gains				4,150
Other general and administrative expenses				(20,410)
Income tax expense				(2,164)
Net income				$101,533

Net loss and LAE ratio (1)	66.8%	64.8%		66.1%
Commission and other acquisition expense ratio (2)	26.9%	30.4%		29.1%
General and administrative expense ratio (3)	4.6%	0.2%		2.8%
Combined ratio (4)	98.3%	95.4%		98.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2013	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$848,790	$1,169,961	$185,408	$2,204,159
Net premiums written	$763,374	$1,169,961	$162,966	$2,096,301
Net premiums earned	$753,157	$988,900	$258,830	$2,000,887
Other insurance revenue	14,232	—	—	14,232
Net loss and loss adjustment expenses	(519,962)	(653,528)	(176,140)	(1,349,630)
Commission and other acquisition expenses	(190,604)	(291,559)	(74,415)	(556,578)
General and administrative expenses	(37,649)	(1,566)	(707)	(39,922)
Underwriting income	$19,174	$42,247	$7,568	68,989
Reconciliation to net income
Net investment income and realized gains on investment				94,937
Interest and amortization expenses				(39,805)
Amortization of intangible assets				(3,780)
Foreign exchange and other gains				2,809
Other general and administrative expenses				(18,431)
Income tax expense				(1,863)
Net income				$102,856

Net loss and LAE ratio (1)	67.8%	66.1%		67.0%
Commission and other acquisition expense ratio (2)	24.8%	29.5%		27.6%
General and administrative expense ratio (3)	4.9%	0.2%		2.9%
Combined ratio (4)	97.5%	95.8%		97.5%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together net loss and LAE ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at December 31, 2015 and 2014:

December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$230,223	$137,586	$367,809
Reinsurance recoverable on unpaid losses	38,390	14,230	52,620
Deferred commission and other acquisition expenses	80,012	317,536	397,548
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	81,920	—	81,920
Restricted cash and cash equivalents and investments	1,178,076	2,468,689	3,646,765
Other assets	35,920	72,843	108,763
Total assets - reportable segments	1,644,541	3,178,859	4,823,400
Corporate assets	—	—	890,245
Total Assets	$1,644,541	$3,178,859	$5,713,645

December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$245,782	$256,779	$502,561
Reinsurance recoverable on unpaid losses	31,272	—	31,272
Deferred commission and other acquisition expenses	87,289	285,232	372,521
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	87,336	—	87,336
Restricted cash and cash equivalents and investments	1,132,953	1,930,502	3,063,455
Other assets	40,032	—	40,032
Total assets - reportable segments	1,624,664	2,640,488	4,265,152
Corporate assets	—	—	898,940
Total Assets	$1,624,664	$2,640,488	$5,164,092

The following table shows an analysis of the Company’s gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2015, 2014 and 2013. In case of business assumed from AmTrust Financial Services, Inc. ("AmTrust"), it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2015	2014	2013
Gross premiums written – North America	$2,165,309	$1,979,768	$1,742,333
Gross premiums written – Other (predominantly Europe)	497,516	527,584	461,826
Net premiums written – North America	2,038,444	1,934,644	1,638,844
Net premiums written – Other (predominantly Europe)	475,672	523,492	457,457
Net premiums earned – North America	2,027,141	1,778,579	1,602,128
Net premiums earned – Other (predominantly Europe)	401,928	473,164	398,759

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2015, 2014 and 2013:

For the Year Ended December 31,	2015		2014		2013
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$160,939	6.4%	$160,308	6.5%	$145,292	6.9%
Casualty	435,625	17.3%	535,518	21.8%	473,732	22.6%
Accident and Health	64,102	2.6%	38,870	1.6%	35,340	1.7%
International	74,115	2.9%	115,353	4.7%	109,010	5.2%
Total Diversified Reinsurance	734,781	29.2%	850,049	34.6%	763,374	36.4%
AmTrust Reinsurance
Small Commercial Business	1,057,968	42.1%	857,576	34.9%	572,006	27.3%
Specialty Program	332,416	13.2%	220,121	8.9%	157,578	7.5%
Specialty Risk and Extended Warranty	388,950	15.5%	532,788	21.7%	440,377	21.0%
Total AmTrust Reinsurance	1,779,334	70.8%	1,610,485	65.5%	1,169,961	55.8%
Other	1	—%	(2,398)	(0.1)%	162,966	7.8%
	$2,514,116	100.0%	$2,458,136	100.0%	$2,096,301	100.0%

The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2015, 2014 and 2013:

For the Year Ended December 31,	2015		2014		2013
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$157,186	6.5%	$174,785	7.7%	$150,261	7.5%
Casualty	449,000	18.5%	533,775	23.7%	472,095	23.6%
Accident and Health	55,672	2.3%	39,918	1.8%	36,165	1.8%
International	83,017	3.4%	105,548	4.7%	94,636	4.7%
Total Diversified Reinsurance	744,875	30.7%	854,026	37.9%	753,157	37.6%
AmTrust Reinsurance
Small Commercial Business	984,333	40.5%	752,188	33.4%	493,774	24.7%
Specialty Program	290,209	11.9%	175,286	7.8%	140,478	7.0%
Specialty Risk and Extended Warranty	409,649	16.9%	450,853	20.0%	354,648	17.7%
Total AmTrust Reinsurance	1,684,191	69.3%	1,378,327	61.2%	988,900	49.4%
Other	3	—%	19,390	0.9%	258,830	13.0%
	$2,429,069	100.0%	$2,251,743	100.0%	$2,000,887	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments

a) Fixed Maturities and Other Investments

During the third quarter of 2015, we designated fixed maturities with a total fair value of $608,722 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $244 at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through Other Comprehensive Income over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount.

The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities and other investments at December 31, 2015 and 2014, are as follows:

December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,714	$312	$(16)	$6,010
U.S. agency bonds – mortgage-backed	1,471,782	15,399	(10,190)	1,476,991
U.S. agency bonds – other	23,734	577	—	24,311
Non-U.S. government and supranational bonds	35,128	—	(4,584)	30,544
Asset-backed securities	165,719	1,174	(1,089)	165,804
Corporate bonds	1,798,610	38,070	(97,012)	1,739,668
Municipal bonds	62,177	2,583	—	64,760
Total AFS fixed maturities	3,562,864	58,115	(112,891)	3,508,088
HTM fixed maturities:
Corporate bonds	607,843	3,458	(12,326)	598,975
Total HTM fixed maturities	607,843	3,458	(12,326)	598,975
Other investments	10,816	1,091	(95)	11,812
Total investments	$4,181,523	$62,664	$(125,312)	$4,118,875

December 31, 2014	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$8,937	$423	$—	$9,360
U.S. agency bonds – mortgage-backed	1,313,834	19,197	(10,588)	1,322,443
U.S. agency bonds – other	7,213	775	—	7,988
Non-U.S. government and supranational bonds	54,467	304	(3,128)	51,643
Asset-backed securities	52,337	2,443	—	54,780
Corporate bonds	1,831,431	89,243	(25,295)	1,895,379
Municipal bonds	62,153	3,666	—	65,819
Short term investments	49,492	—	—	49,492
Total AFS fixed maturities	3,379,864	116,051	(39,011)	3,456,904
Other investments	10,862	1,709	—	12,571
Total investments	$3,390,726	$117,760	$(39,011)	$3,469,475

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	AFS fixed maturities		HTM fixed maturities
December 31, 2015	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$181,769	$180,407	$—	$—
Due after one year through five years	477,902	475,103	67,371	66,888
Due after five years through ten years	1,238,535	1,180,221	540,472	532,087
Due after ten years	27,157	29,562	—	—
	1,925,363	1,865,293	607,843	598,975
U.S. agency bonds - mortgage-backed	1,471,782	1,476,991	—	—
Asset-backed securities	165,719	165,804	—	—
Total fixed maturities	$3,562,864	$3,508,088	$607,843	$598,975

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$1,119	$(16)	$—	$—	$1,119	$(16)
U.S. agency bonds – mortgage-backed	443,331	(4,113)	170,053	(6,077)	613,384	(10,190)
Non–U.S. government and supranational bonds	6,958	(365)	22,586	(4,219)	29,544	(4,584)
Asset-backed securities	89,838	(1,089)	—	—	89,838	(1,089)
Corporate bonds	752,911	(41,352)	399,779	(67,986)	1,152,690	(109,338)
Total temporarily impaired fixed maturities	1,294,157	(46,935)	592,418	(78,282)	1,886,575	(125,217)
Other investments	4,905	(95)	—	—	4,905	(95)
Total temporarily impaired fixed maturities and other investments	$1,299,062	$(47,030)	$592,418	$(78,282)	$1,891,480	$(125,312)

At December 31, 2015, there were approximately 270 securities in an unrealized loss position with a fair value of $1,891,480 and unrealized losses of $125,312. Of these securities, there were 93 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $592,418 and unrealized losses of $78,282.

	Less than 12 Months		12 Months or More		Total
December 31, 2014	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$84,264	$(806)	$441,601	$(9,782)	$525,865	$(10,588)
Non-U.S. government and supranational bonds	43,712	(2,822)	2,522	(306)	46,234	(3,128)
Corporate bonds	397,173	(14,485)	143,894	(10,810)	541,067	(25,295)
Total	$525,149	$(18,113)	$588,017	$(20,898)	$1,113,166	$(39,011)

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

OTTI

The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. Based on our qualitative and quantitative OTTI review of each security within our fixed maturity portfolio, during the year ended December 31, 2015, we determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, but we do not believe it is probable that we will recover the amortized cost basis of the security. The Company has therefore recognized $1,060 of OTTI through earnings for the year ended December 31, 2015. The Company recognized $2,364 and $0 OTTI for the years ended December 31, 2014 and 2013, respectively.

In respect of the rest of our portfolio, we have determined that the unrealized losses on fixed maturities at December 31, 2015 were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2015.

The following summarizes the credit ratings of our fixed maturities:

Rating* at December 31, 2015	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,714	$6,010	0.1%
U.S. agency bonds	1,495,516	1,501,302	36.6%
AAA	170,190	170,391	4.1%
AA+, AA, AA-	222,506	223,084	5.4%
A+, A, A-	1,075,550	1,066,794	26.0%
BBB+, BBB, BBB-	1,077,064	1,039,228	25.3%
BB+ or lower	124,167	100,254	2.5%
Total	$4,170,707	$4,107,063	100.0%

Rating* at December 31, 2014	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,937	$9,360	0.3%
U.S. agency bonds	1,321,047	1,330,431	38.5%
AAA	193,280	202,973	5.9%
AA+, AA, AA-	116,936	120,679	3.5%
A+, A, A-	883,092	917,544	26.5%
BBB+, BBB, BBB-	794,244	814,039	23.5%
BB+ or lower	62,328	61,878	1.8%
Total	$3,379,864	$3,456,904	100.0%
*Ratings as assigned by Standard & Poor's ("S&P")

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

b) Other Investments

The table below shows our portfolio of other investments:

December 31,	2015		2014
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,907	50.0%	$5,581	44.4%
Investment in quoted equity	4,905	41.5%	5,990	47.6%
Other	1,000	8.5%	1,000	8.0%
Total other investments	$11,812	100.0%	$12,571	100.0%

The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $622 at December 31, 2015.

c) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2015	2014	2013
Fixed maturities	$132,394	$118,203	$89,350
Cash and cash equivalents	2,578	2,224	3,120
Loan to related party	1,865	1,797	1,857
Other	312	246	1,452
	137,149	122,470	95,779
Less: Investment expenses	(6,057)	(5,255)	(4,427)
Total	$131,092	$117,215	$91,352

d) Realized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$2,849	$(543)	$2,306
Other investments	192	—	192
Net realized gains on investment	$3,041	$(543)	$2,498

For the Year Ended December 31, 2014	Gross gains	Gross losses	Net
AFS fixed maturities	$1,334	$(610)	$724
Other investments	439	—	439
Net realized gains on investment	$1,773	$(610)	$1,163

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

For the Year Ended December 31, 2013	Gross gains	Gross losses	Net
AFS fixed maturities	$5,598	$(2,201)	$3,397
Other investments	188	—	188
Net realized gains on investment	$5,786	$(2,201)	$3,585

Proceeds from sales of fixed maturities classified as AFS were $129,152, $171,216 and $355,863, for the years ended December 31, 2015, 2014 and 2013, respectively.

Net unrealized (losses) gains were as follows:

December 31,	2015	2014	2013
Fixed maturities	$(55,024)	$77,040	$34,275
Other investments	996	1,709	570
Total net unrealized (losses) gains	(54,028)	78,749	34,845
Deferred income tax	(84)	(170)	(117)
Net unrealized (losses) gains, net of deferred income tax	$(54,112)	$78,579	$34,728
Change, net of deferred income tax	$(132,691)	$43,851	$(108,937)

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

The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

December 31,	2015	2014
Restricted cash and cash equivalents – third party agreements	$102,837	$107,884
Restricted cash and cash equivalents – related party agreements	139,944	175,817
Restricted cash and cash equivalents – U.S. state regulatory authorities	78	680
Total restricted cash and cash equivalents	242,859	284,381
Restricted investments AFS – in trust for third party agreements at fair value (Amortized cost: 2015 – $1,081,202; 2014 – $993,974)	1,067,602	1,014,878
Restricted investments AFS – in trust for related party agreements at fair value (Amortized cost: 2015 – $1,781,178; 2014 – $1,769,083)	1,754,705	1,814,478
Restricted investments HTM – in trust for related party agreements at fair value (Amortized cost: 2015 – $607,843; 2014 – $0)	598,975	—
Restricted investments AFS – in trust for U.S. state regulatory authorities (Amortized cost: 2015 – $4,071; 2014 – $7,269)	4,303	7,606
Total restricted investments	3,425,585	2,836,962
Total restricted cash and cash equivalents and investments	$3,668,444	$3,121,343

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at December 31, 2015.

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

Asset-backed securities — Comprise CMBS and CLO originated by a variety of financial institutions. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS and CLO are observable market inputs, the fair value of the CMBS and CLO is included in the Level 2 fair value hierarchy.

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

At December 31, 2015 and 2014, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$6,010	$—	$—	$6,010
U.S. agency bonds – mortgage-backed	—	1,476,991	—	1,476,991
U.S. agency bonds – other	—	24,311	—	24,311
Non-U.S. government and supranational bonds	—	30,544	—	30,544
Asset-backed securities	—	165,804	—	165,804
Corporate bonds	—	1,739,668	—	1,739,668
Municipal bonds	—	64,760	—	64,760
Other investments	4,905	—	6,907	11,812
Total	$10,915	$3,502,078	$6,907	$3,519,900
As a percentage of total assets	0.2%	61.3%	0.1%	61.6%

December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,360	$—	$—	$9,360
U.S. agency bonds – mortgage-backed	—	1,322,443	—	1,322,443
U.S. agency bonds – other	—	7,988	—	7,988
Non-U.S. government and supranational bonds	—	51,643	—	51,643
Asset-backed securities	—	54,780	—	54,780
Corporate bonds	—	1,895,379	—	1,895,379
Municipal bonds	—	65,819	—	65,819
Short-term investments	—	49,492	—	49,492
Other investments	5,990	—	6,581	12,571
Total	$15,350	$3,447,544	$6,581	$3,469,475
As a percentage of total assets	0.3%	66.8%	0.1%	67.2%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% of its fixed maturities at December 31, 2015 and 2014, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

At December 31, 2015 and 2014, 0.1%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of two securities and one security, respectively, or approximately $4,943 and $5,016, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2015 and 2014, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. For the unquoted other investments, the Company has $5,907 or 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.

There have not been any transfers between Level 1 and Level 2 during the periods represented by these Consolidated Financial Statements. During the year ended December 31, 2014, there was a transfer from Level 3 to Level 1 following a private placement investment made by the Company which began trading on NASDAQ following a resale registration statement coming into effect. At December 31, 2015 and 2014, this investment is included within Level 1 of the fair value hierarchy.

c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. The following table presents changes in Level 3 of our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
Other investments:	2015	2014
Balance at beginning of period	$6,581	$5,092
Total realized gains – included in net realized gains on investment	192	439
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	373	1,139
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	217	6,698
Sales and redemptions	(456)	(797)
Transfers into Level 3	—	—
Transfers out of Level 3	—	(5,990)
Balance at end of period	$6,907	$6,581
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

(d) Financial Instruments not measured at Fair Value

The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM - corporate bonds	$607,843	$598,975	$—	$—
Total financial assets	$607,843	$598,975	$—	$—

Financial Liabilities
MHNA - 8.25%	$107,500	$110,424	$107,500	$113,391
MHNB - 8.00%	100,000	105,328	100,000	106,320
MHNC - 7.75%	152,500	165,456	152,500	162,016
Total financial liabilities	$360,000	$381,208	$360,000	$381,727

6. Goodwill and Intangible Assets

The Company recognizes Goodwill and Intangible Assets in connection with certain acquisitions.

Goodwill is calculated as the excess of purchase price over the net fair value of assets acquired. The Company performs an annual impairment analysis to identify potential goodwill impairment and measures the amount of goodwill impairment loss to be recognized. This annual test is performed during the fourth quarter of each year or more frequently if events or circumstances change in a way that requires the Company to perform the impairment analysis on an interim basis. Goodwill impairment testing requires an evaluation of the estimated fair value of each reporting unit to its carrying value, including the goodwill. An impairment charge is recorded if the estimated fair value is less than the carrying amount of the reporting unit. No impairments have been identified to date.

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks. Insurance company licenses are considered indefinite life intangible assets subject to annual impairment testing.

The following tables show the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
December 31, 2013	$58,312	$32,301	$90,613
Amortization	—	(3,277)	(3,277)
December 31, 2014	58,312	29,024	87,336
Acquired during the year	1,800	—	1,800
Disposed during the year	(1,120)	(3,200)	(4,320)
Cumulative translation adjustment	(56)	—	(56)
Amortization	—	(2,840)	(2,840)
December 31, 2015	$58,936	$22,984	$81,920

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)

December 31, 2015	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,936	$—	$58,936	Indefinite
State licenses	4,527	—	4,527	Indefinite
Customer relationships	51,400	(32,943)	18,457	15 years double declining
Net balance	$114,863	$(32,943)	$81,920

December 31, 2014	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,312	$—	$58,312	Indefinite
State licenses	7,727	—	7,727	Indefinite
Customer relationships	51,400	(30,103)	21,297	15 years double declining
Net balance	$117,439	$(30,103)	$87,336

On November 4, 2015, Maiden US finalized the sale of its wholly owned subsidiary, Maiden Specialty Insurance Company, to Clear Blue Financial Holdings, LLC ("Clear Blue"). The goodwill and intangible assets disposed of by way of this sale agreement were $1,120 and $3,200, respectively. During 2015, the Company acquired Regulatory Capital Limited, trading as Insurance Regulatory Capital ("IRC"), a licensed asset manager in Ireland. IRC offers solutions designed to meet the capital and risk management needs of mid-sized insurance companies. The Company recognized goodwill of $1,800 as a result of the acquisition.

The goodwill and intangible assets are assigned to the Diversified Reinsurance segment and are subject to annual impairment testing. No impairment was recorded during the years ended December 31, 2015, 2014 and 2013.

The estimated amortization of intangible assets for the next five years is as follows:

2016	$2,461
2017	2,133
2018	1,848
2019	1,602
2020	1,388

7. Long-Term Debt

Senior Notes

The Company, through its wholly owned subsidiary Maiden NA, completed public debt offerings on three separate occasions, with the issuance of senior notes in 2011, 2012 and 2013, respectively, (the "Senior Notes"). Each issuance is fully and unconditionally guaranteed by the Company and are an unsecured and unsubordinated obligation of the Company. The following table details the Company's Senior Notes issuances:

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt (continued)

The interest expense incurred on the Senior Notes for the year ended December 31, 2015 was $28,687 (2014 - $28,687, 2013 - $18,084), of which $1,523 was accrued at December 31, 2015 and 2014. The debt issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the notes. The amount of amortization expense was $376 for the year ended December 31, 2015 (2014 - $375, 2013 - $223).

8. Reinsurance

We use retrocessional agreements ("ceded reinsurance") to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to provide capital support. These agreements provide for recovery from reinsurers of a portion of losses and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any reinsurance company fails to meet its obligations. Losses and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of the reinsurers are unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.

Effective January 1, 2015, the Company entered into a retrocessional quota share agreement with a highly rated global insurer to cede certain lines of business from both of our reportable segments.

The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2015, 2014 and 2013 was as follows:

For the Year Ended December 31,	2015	2014	2013
Premiums written
Direct	$9,160	$48,565	$104,976
Assumed	2,653,666	2,458,787	2,099,183
Ceded	(148,710)	(49,216)	(107,858)
Net	$2,514,116	$2,458,136	$2,096,301
Premiums earned
Direct	$26,358	$70,807	$118,170
Assumed	2,481,515	2,253,750	1,994,225
Ceded	(78,804)	(72,814)	(111,508)
Net	$2,429,069	$2,251,743	$2,000,887
Loss and loss adjustment expenses
Gross loss and LAE	$1,687,564	$1,592,795	$1,421,328
Loss and LAE ceded	(53,994)	(94,524)	(71,698)
Net	$1,633,570	$1,498,271	$1,349,630

The reinsurers with the three largest balances accounted for 40.9%, 35.5% and 4.8%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2015 (2014 – 45.6%, 10.6% and 9.9%, respectively). At December 31, 2015, 99.1% of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A, or better, and 0.9% of the reinsurance recoverable on unpaid losses was due from reinsurers without ratings. At December 31, 2015 and 2014, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

9. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and LAE comprises:

December 31,	2015	2014
Reserve for reported loss and LAE	$1,411,712	$1,241,132
Reserve for losses incurred but not reported	1,098,389	1,030,160
Reserve for loss and LAE	$2,510,101	$2,271,292

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2015	2014	2013
Gross loss and LAE reserves, January 1	$2,271,292	$1,957,835	$1,740,281
Less: reinsurance recoverable on unpaid losses, January 1	75,873	84,036	110,858
Net loss and LAE reserves, January 1	2,195,419	1,873,799	1,629,423
Net incurred losses related to:
Current year	1,558,704	1,479,425	1,351,043
Prior years	74,866	18,846	(1,413)
	1,633,570	1,498,271	1,349,630
Net paid losses related to:
Current year	(457,517)	(430,394)	(517,606)
Prior years	(892,840)	(705,397)	(598,490)
	(1,350,357)	(1,135,791)	(1,116,096)
Effect of foreign exchange movements	(39,779)	(40,860)	10,842
Net loss and LAE reserves, December 31	2,438,853	2,195,419	1,873,799
Reinsurance recoverable on unpaid losses, December 31	71,248	75,873	84,036
Gross loss and LAE reserves, December 31	$2,510,101	$2,271,292	$1,957,835

Management believes that its use of both historical experience and industry-wide loss development factors provide a reasonable basis for estimating future losses. In the future, certain events may be beyond the control of management, such as changes in law, judicial interpretations of law, and inflation may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.

The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in average severity of claims are caused by a number of factors that vary with the individual type of policy written. Ultimate losses are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments.

During 2015, the Company recorded estimated net adverse development, primarily from U.S. commercial auto business, on prior year loss reserves of $74,866 or 3.3% of prior year net loss and LAE reserves compared to net unfavorable development $18,846 or 1.0% in 2014 and net favorable development of $1,413 or 0.1% in 2013.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. The Founding Shareholders including Leah Karfunkel (wife of Michael Karfunkel) own or control approximately 20.3% of the outstanding shares of the Company. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, CEO and director of AmTrust. The Founding Shareholders, including Leah Karfunkel, own or control approximately 47.9% of the outstanding shares of AmTrust. AmTrust owns 11.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and Michael Karfunkel individually and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) own a combined 43.1% of the outstanding common shares of NGHC. Michael Karfunkel is the chairman and CEO of NGHC, and Barry Zyskind is a director of NGHC.

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

On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business.

Effective March 7, 2013, Maiden Bermuda and AII amended the Reinsurance Agreement extending the term of the agreement to June 30, 2016, and shall automatically renew for successive three-year periods thereafter. If AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement, it shall give written notice to the other party hereto not less than nine months prior to the expiration of any successive three-year period. As no written notice was given by either party, the term of the agreement has been extended to June 30, 2019.

Either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

In 2015, Maiden Bermuda and AII entered into an agreement to commute certain liabilities as of December 31, 2015. The commuted reserve value of $107,000, represents full and final settlement of all liabilities related to this business and as a result of this agreement, this business will be excluded prospectively.

Additionally, for the Specialty Program portion of Covered Business only, AII will be responsible for ultimate net loss otherwise recoverable from Maiden Bermuda to the extent that the loss ratio to Maiden Bermuda, which shall be determined on an inception to date basis from July 1, 2007 through the date of calculation, is between 81.5% and 95%. Above and below the defined corridor, Maiden Bermuda will continue to reinsure losses at its proportional 40% share per the Reinsurance Agreement.

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AEL and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5%. The agreement has been renewed through March 31, 2017 and can be terminated at any April 1 by either party on four months notice.

For the year ended December 31, 2015, the Company recorded approximately $518,196 (2014 - $401,679, 2013 - $279,197) of commission expense as a result of both of these quota share arrangements with AmTrust.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Other Reinsurance Agreements

Effective September 1, 2010, the Company, through a subsidiary, entered into an arrangement whereby a subsidiary of AmTrust fronted a reinsurance agreement in which we assumed 80% of the gross liabilities produced under the Southern General Agency program with the other 20% being assumed by a third party. This fronting arrangement compensated AmTrust with a 5% commission of ceded written premiums. The agreement was subsequently amended, effective September 1, 2012, whereby the termination date of the agreement was extended until August 31, 2013. This agreement expired on the termination date and is currently in run-off. Pursuant to the latest amendment, we now receive 100% of the premium and reinsure 100% of the gross liabilities incurred (from the effective date). As this program is currently in run-off, we did not record any premiums earned or commission expense, respectively, for the year ended December 31, 2015 (2014 - $1,796 and $90, respectively, 2013 - $4,785 and $239, respectively).

Effective September 1, 2010, the Company, through a subsidiary, entered into a quota share reinsurance agreement with Technology Insurance Company, Inc. ("Technology"), a subsidiary of AmTrust. Under the agreement, we ceded (a) 90% of its gross liability written under the Open Lending Program ("OPL") and (b) 100% of its surplus lines general liability business under the Naxos Avondale Specialty Casualty Program ("NAXS"). Our involvement is limited to certain states where Technology was not fully licensed. The agreement also provides that we receive a ceding commission of 5% of ceded written premiums. The reinsurance agreement had a term of three years and remained continuously in force until terminated in accordance with the contract.

The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $68 of ceded premiums and $3 ceding commission income for the year ended December 31, 2015 (2014 - $171 and $8, respectively, 2013 - $928 and $186, respectively).

Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, we recorded approximately $673 of net premiums earned and $166 of commission expense for the year ended December 31, 2015 ($1,241 and $643 net premiums earned and $262 and $158 commission expense for the years ended December 31, 2014 and 2013, respectively).

Collateral provided to AmTrust

a) AmTrust Quota Share Reinsurance Agreement

In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII.

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at December 31, 2015 and 2014 pursuant to a loan agreement entered into between those parties. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at December 31, 2015 was approximately $2,256,383 (2014 - $1,691,970) and the accrued interest was $15,448 (2014 - $10,413). Please refer to "Note 4. (e) Investments" for additional information.

b) European Hospital Liability Quota Share

AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $21,475, $17,229 and $12,361 of reinsurance brokerage expense for the years ended December 31, 2015, 2014 and 2013, respectively, and deferred reinsurance brokerage of $13,464 and $11,423 at December 31, 2015 and 2014, respectively, as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $6,057, $5,214 and $4,388 of investment management fees for the years ended December 31, 2015, 2014 and 2013, respectively, as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2015, the Company recorded an expense of $89 (2014- $88, 2013 - $57) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. The NGHC Quota Share provided that the reinsurers pay a provisional ceding commission equal to 32.5% (32.0% effective October 1, 2012) of ceded earned premium, net of premiums ceded by the personal lines companies for inuring reinsurance, subject to adjustment. The ceding commission was subject to adjustment to a maximum of 34.5% if the loss ratio for the reinsured business is 60.0% or less and a minimum of 30.5% (30.0% effective October 1, 2012) if the loss ratio was 64.5% or greater.

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continued to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire. Consequently, Maiden Bermuda recorded no ceding commission expense for the year ended December 31, 2015 (2014 - $6,509, 2013 - $75,382) as a result of this transaction.

Other

Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016. Maiden US is liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (2014 - $1,100) (each covered person per agreement year). Maiden US' liability shall not exceed $8,825 (2014 - $8,900) per covered person per agreement year. In addition, Maiden US continues to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminates on March 31, 2016 and, unless mutually agreed, Maiden US will be relieved of all liability hereunder for losses incurred or paid subsequent to such termination date.

Under these agreements, Maiden US recorded $443 of premiums earned for the year ended December 31, 2015 (2014 - $190, 2013 - $180).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments, Contingencies and Concentrations

a) Concentrations of Credit Risk

At December 31, 2015 and 2014, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party and reinsurance balances receivable.

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

b) Concentrations of Revenue

During 2015, our gross premiums written from AmTrust accounted for $1,885,974 or 70.8% of our total gross premiums written (2014 – $1,610,485 or 64.2% and 2013 – $1,169,961 or 53.1%).

c) Brokers

We market our Diversified Reinsurance segment through a combination of third-party intermediaries and directly through our own marketing efforts. For the year ended December 31, 2015, 54.6% (2014 - 57.1%, 2013 - 57.7%) of the Diversified Reinsurance segment gross premiums written was sourced through brokers. Our top three brokers represented approximately 36.9% of gross premiums written by our Diversified Reinsurance segment for the year ended December 31, 2015 (2014 - 31.6%, 2013 - 29.9%) and is comprised of Aon Benfield Inc. -17.3% (2014 - 15.8%, 2013 - 11.9%), Marsh & McLennan Companies (including Guy Carpenter) - 12.2% (2014 - 12.0%, 2013 - 12.6%), and U.S. RE Corporation - 7.4% (Tiger Risk Partners - 2014 - 3.8%, Beach & Associates, Ltd. - 2013- 5.4%).

d) Letters of Credit

At December 31, 2015 and 2014, we had letters of credit outstanding of $76,964 and $82,489, respectively. The letters of credit are for collateral purposes and are secured by cash and fixed maturities with a fair value of $108,666 (2014 - $115,151).

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2020. The Company's office space lease in Hamilton, Bermuda for Maiden Holdings and Maiden Bermuda, which expires on November 30, 2017, has an option to renew for another five years. The Company's total rent expense for the years ended December 31, 2015, 2014 and 2013 was $1,984, $2,220 and $2,171, respectively. Future minimum lease payments at December 31, 2015 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2015
2016	$1,395
2017	1,126
2018	534
2019	491
2020	345
$3,891

g) Unfunded Commitments

The Company has an unfunded commitment on its investment in limited partnerships of approximately $622 at December 31, 2015 (2014 - $736).

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

k) Dividends declared

On November 4, 2015, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.14	January 15, 2016	January 1, 2016

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2015	2014	2013
Numerator:
Net income attributable to Maiden	$124,476	$101,391	$102,735
Dividends on preference shares - Series A	(12,375)	(12,375)	(12,375)
Dividends on convertible preference shares - Series B	(11,962)	(11,962)	(2,459)
Amount allocated to participating common shareholders (1)	(52)	(94)	(116)
Numerator for basic EPS - net income allocated to Maiden common shareholders	100,087	76,960	87,785
Potentially dilutive securities:
Dividends on convertible preference shares - Series B(2)	11,962	—	2,459
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$112,049	$76,960	$90,244
Denominator:
Weighted average number of common shares – basic	73,478,544	72,843,782	72,510,361
Potentially dilutive securities:
Share options and restricted share units	1,319,074	1,273,786	1,253,479
Convertible preference shares(2)	10,840,617	—	2,653,999
Adjusted weighted average number of common shares and assumed conversions – diluted	85,638,235	74,117,568	76,417,839
Basic earnings per share attributable to Maiden common shareholders:	$1.36	$1.06	$1.21
Diluted earnings per share attributable to Maiden common shareholders:	$1.31	$1.04	$1.18
(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the year ended December 31, 2014 as they were anti-dilutive. Please refer to "Notes to Consolidated Financial Statements, Note 13. Shareholders' Equity" and "Notes to Consolidated Financial Statements Note 14. Share Compensation and Pension Plans" for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after December 31, 2015 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 10,840,617, an increase of 195,456 common shares since October 1, 2013.

At December 31, 2015, no share options (2014 – 17,293; 2013 – nil) were excluded from diluted earnings per common share because they were anti-dilutive.

13. Shareholders’ Equity

At December 31, 2015, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 74,735,785 common shares, of which 73,721,140 common shares are outstanding, and issued 15,900,000 preference shares. The remaining 59,364,215 are undesignated at December 31, 2015.

a) Common Shares

The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2015	2014	2013
Outstanding shares – January 1	72,932,702	72,633,561	72,343,947
Issuance of vested restricted shares and restricted share units	378,120	184,396	—
Shares repurchased	(46,458)	(5,851)	—
Exercise of options	456,776	120,596	289,614
Outstanding shares – December 31	73,721,140	72,932,702	72,633,561

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

b) Preference Shares - Series C

On November 25 2015, the Company issued a total of 6,600,000 7.125% Preference Shares - Series C (the "Preference Shares - Series C"), par value $0.01 per share, at a price of $25 per preference share. The Company received net proceeds of $159,628 from its offering, after deducting issuance costs of $5,372, which were recognized as a reduction in additional paid-in capital. The Preference Shares - Series C have no stated maturity date and are redeemable in whole or in part at the option of the Company any time after December 15, 2020 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The authorized number of the Preference Shares - Series C is 6,600,000.

Dividends on the Preference Shares - Series C are non-cumulative. Consequently, in the event dividends are not declared on the Preference Shares - Series C for any dividend period, holders of Preference Shares - Series C will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares - Series C will be entitled to receive dividend payments only when, as and if declared by the Company's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears.

To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.125% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares - Series C remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Preference Shares - Series C have been declared and paid, no dividend shall be paid or declared on the common shares.

The holders of the Preference Shares - Series C have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods.

c) Mandatory Convertible Preference Shares - Series B
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

The Preference Shares - Series B have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series B have not been declared and paid for the equivalent of six or more dividend periods. For the years ended December 31, 2015, 2014 and 2013 the Company declared and paid dividends on the Preference Shares - Series B of $11,962, $11,962 and $2,459 respectively.

d) Preference Shares - Series A

On August 22, 2012, the Company issued 6,000,000 8.25% Preference Shares - Series A (the "Preference Shares - Series A"), par value $0.01 per share, at a price of $25 per preference share. The Company received net proceeds of $145,041 from its offering, after deducting issuance costs of $4,959, which were recognized as a reduction in additional paid-in capital. The Preference Shares - Series A have no stated maturity date and are redeemable in whole or in part at the option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The authorized number of the Preference Shares - Series A is 6,000,000.

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

The holders of the Preference Shares - Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For each of the years ended December 31, 2015, 2014 and 2013, the Company declared and paid dividends on the Preference Shares - Series A of $12,375.

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

e) Accumulated Other Comprehensive (Loss) Income

The following table presents details about amounts reclassified from AOCI:

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
Unrealized gains (losses) on AFS securities		2015	2014	2013
	Net realized (losses) gains on investment	$263	$(3,160)	$6,955
	Net impairment losses recognized in earnings	—	(102)	—
	Total before tax	263	(3,262)	6,955
	Income tax expense	—	(16)	(2)
	Total after tax	$263	$(3,278)	$6,953

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2015, 2014 and 2013:

For the Year Ended December 31, 2015	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(132,428)	13,566	(118,862)
Amounts reclassified from AOCI to net income, net of tax	(263)	—	(263)
Net current period other comprehensive (loss) income	(132,691)	13,566	(119,125)
Ending balance	(54,112)	30,231	(23,881)
Less: AOCI attributable to noncontrolling interest	—	(114)	(114)
Ending balance, Maiden shareholders	$(54,112)	$30,345	$(23,767)

For the Year Ended December 31, 2014	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive income before reclassifications	40,573	25,592	66,165
Amounts reclassified from AOCI to net income, net of tax	3,278	—	3,278
Net current period other comprehensive income	43,851	25,592	69,443
Ending balance	78,579	16,665	95,244
Less: AOCI attributable to noncontrolling interest	—	(49)	(49)
Ending balance, Maiden shareholders	$78,579	$16,714	$95,293

For the Year Ended December 31, 2013	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$143,665	$(2,539)	$141,126
Other comprehensive loss before reclassifications	(101,984)	(6,388)	(108,372)
Amounts reclassified from AOCI to net income, net of tax	(6,953)	—	(6,953)
Net current period other comprehensive loss	(108,937)	(6,388)	(115,325)
Ending balance	34,728	(8,927)	25,801
Less: AOCI attributable to noncontrolling interest	—	17	17
Ending balance, Maiden shareholders	$34,728	$(8,944)	$25,784

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

The key assumptions used in determining the fair value of options granted in 2015, 2014 and 2013 and a summary of the methodology applied to develop each assumption were as follows:

	2015	2014	2013
Assumptions:
Volatility	37.60%	51.40%	45.30 – 51.40%
Risk-free interest rate	1.55%	1.77%	0.85 – 1.77%
Weighted average expected lives in years	5.5 years	6.1 years	6.1 years
Forfeiture rate	2.16%	3.45%	1.60 – 3.45%
Dividend yield rate	4.05%	3.46%	3.46 – 3.55%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Maiden began trading on May 6, 2008, thus, has a maximum of 7.6 years trading history for estimating historical volatility. Maiden's expected volatility for 2015 of 37.6% was based on the average of the implied volatility and its historical volatility, commensurate with the expected life of the options.

Risk-Free Interest Rate — This is based on the yields on U.S. Treasury constant maturity notes with a term equal to the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Lives — This is the period of time over which the options granted are expected to remain outstanding giving consideration to vesting schedules, historical exercise and forfeiture patterns. The Company uses the simplified method outlined in SEC Staff Accounting Bulletin Codification Topic 14 (SAB 14) to estimate expected lives for options granted during the period as there is insufficient observed option exercise and forfeiture behavior from which to base an estimate of the expected life. Options granted have a maximum term of ten years. An increase in the expected life will increase compensation expense.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The following table shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2015, 2014 and 2013:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2012	2,795,437	$6.70		6.75 years	$7,271	$3.28 – 10.00
Granted	49,000	$10.61	$2.80			$9.99 - 11.22
Exercised	(289,614)	$6.13			$1,397
Expired	(691)	$7.67
Forfeited	(114,719)	$8.51
Outstanding, December 31, 2013	2,439,413	$6.76		5.75 years	$10,174	$3.28 - 11.22
Granted	45,000	$12.01	$4.28			$11.38 - 12.42
Exercised	(120,596)	$4.91			$930
Forfeited	(842)	$7.74
Outstanding, December 31, 2014	2,362,975	$6.95		4.86 years	$13,791	$3.28 - 12.42
Granted	24,000	$13.98	$3.31			13.98
Exercised	(456,776)	$7.27			$3,521
Expired	(3,442)	$8.61
Forfeited	(558)	$9.00
Outstanding, December 31, 2015	1,926,199	$6.96		4.15 years	$15,306	$3.28 - 13.98
Total exercisable at December 31, 2015	1,874,855	$6.82		3.99 years	$15,171	$3.28 - 12.42

The weighted average grant date fair value was $2.13, $2.11 and $2.03 for all options outstanding at December 31, 2015, 2014 and 2013, respectively. There was $125 (2014 - $235) of total unrecognized compensation cost related to non-vested options at December 31, 2015 which will be recognized during the next 1.08 years. Cash in the amount of $3,318 was received from employees as a result of employee share option exercises during the year ended December 31, 2015 (2014 – $592, 2013 – $1,776). The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

Restricted Shares and Share Units

The fair value of each restricted share or share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee.

Performance-Based Restricted Share Units

The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to certain senior leaders of the Company. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ of our common shares on that date. The grants are performance based which require that certain criteria such as operating return on common equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target and maximum level of performance goal set to achieve a payout. All prior, current and future PB-RSUs are paid 50% based on certain criteria stated above, while the other 50% of the payout is based upon the recommendation of the Company's CEO and the Committee's ultimate discretion of individual contribution to business results and strategic success for the performance period. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee and the performance cycles are for three years.

Effective February 19, 2013, February 18, 2014 and February 17, 2015, the Committee approved the award of PB-RSUs to certain senior leaders of the Company for the fiscal years 2013-2015, 2014-2016 and 2015-2017, respectively.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

CEO Non-Performance-Based Restricted Share Units

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on February 19, 2014, a further one-third automatically vested on February 19, 2015, and the final one-third will automatically vest on February 19, 2016. The total fair value of the share units vested for the year ended December 31, 2015 was $500 (2014 - $500, 2013 - $0).

On February 18, 2014, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on December 31, 2014, and on December 31, 2015, respectively, and the final one-third will automatically vest on December 31, 2016. The total fair value of the share units vested for the year ended December 31, 2015 was $266 (2014 - $266).

On February 17, 2015, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on February 17, 2016, and on February 17, 2017, respectively, and the final one-third will automatically vest on February 17, 2018.

Non-CEO Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSs to certain senior leaders of the Company. 50% of which vested on the first anniversary of the grant date, with an additional 50% due to vest on the second anniversary of the grant date. The total fair value of restricted shares which vested during the year ended December 31, 2015 was $479 (2014 - $479).

On February 18, 2014, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company, 50% of which will vest on January 1, 2015, with an additional 50% due to vest on January 1, 2016. The total fair value of restricted shares which vested during the year ended December 31, 2015 was $219 (2014 - $0).

On February 17, 2015 and March 18, 2015, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company, with some vesting over 2 years and some vesting over 3 years from the date of grant.

The following schedule shows the summary of activity under the Company's restricted awards:

	CEO Non-Performance-Based Restricted Share Units		Non-CEO Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units[1]
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Non-vested at December 2012	86,705	$8.56	—	$—	860,506	$8.34
Awards granted	149,701	$10.02	95,590	$10.02	359,652	$10.02
Awards vested	(86,705)	$8.56	—	$—	—	$—
Awards forfeited	—	$—	—	$—	(466,296)	$8.31
Non-vested December 31, 2013	149,701	$10.02	95,590	$10.02	753,862	$9.21
Awards granted	70,298	$11.38	38,522	$11.38	396,672	$11.38
Awards vested	(73,333)	$10.45	(47,795)	$10.02	(100,308)	$8.56
Awards forfeited	—	$—	—	$—	(242,456)	$8.56
Non-vested at December 31, 2014	146,666	$10.45	86,317	$10.63	807,770	$10.51
Awards granted	64,795	$13.89	38,180	$13.94	291,730	$13.89
Awards vested	(73,333)	$10.45	(67,061)	$10.41	(188,681)	$9.54
Awards forfeited	—	$—	(4,284)	$11.38	(165,337)	$10.61
Non-vested at December 31, 2015	138,128	$12.07	53,152	$13.22	745,482	$12.05
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

There was $975 and $352 of total unrecognized compensation cost related to RSUs and restricted shares at December 31, 2015, both of which will be recognized during the next 1.68 years and 1.82 years, respectively.

The adoption of ASC Topic 718 "Compensation - Stock Compensation" fair value method has resulted in share-based expense in the amount of $2,938, $3,334 and $2,205 for the years ended December 31, 2015, 2014 and 2013, respectively.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary for each subsidiary. The Company’s expenses for its defined contribution plans were $1,740, $2,809 and $2,892 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. During 2015 the Internal Revenue Service completed its audit of our U.S. subsidiaries for tax years 2009, 2010 and 2011. The audit has been closed without any impact on our operations. Tax years 2012, 2013 and 2014 are not under examination but remain subject to examination in the U.S.

The Company has subsidiary operations in various other locations around the world, including Australia, Austria, Germany, Ireland, Netherlands, Russia, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions. These subsidiaries, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years from 2011 through 2014.

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

There were no unrecognized tax benefits at December 31, 2015, 2014 and 2013. Income before taxes and income tax expense for the years ended December 31, 2015, 2014 and 2013 was as follows:

For the Year Ended December 31,	2015	2014	2013
Income before income taxes – Domestic (Bermuda)	$134,012	$117,780	$125,926
Loss before income taxes – Foreign (U.S. and others)	(7,690)	(14,083)	(21,207)
Total income before income taxes	$126,322	$103,697	$104,719

Current tax expense – Domestic (Bermuda)	$—	$—	$—
Current tax expense – Foreign (U.S. and others)	780	945	873
Total current tax expense	780	945	873
Deferred tax expense – Domestic (Bermuda)	—	—	—
Deferred tax expense – Foreign (U.S. and others)	1,258	1,219	990
Total deferred tax expense	1,258	1,219	990
Total income tax expense	$2,038	$2,164	$1,863

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Taxation

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2015, 2014 and 2013 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before income taxes:

For the Year Ended December 31,	2015	2014	2013
Income before income taxes	$126,322	$103,697	$104,719
Income tax expense	2,038	2,164	1,863
Net income	$124,284	$101,533	$102,856
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	(2.2)%	(7.3)%	(8.7)%
Valuation allowance in respect of U.S. taxes	3.2%	8.5%	9.8%
Other jurisdictions	0.6%	0.9%	0.7%
Actual tax rate	1.6%	2.1%	1.8%

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

December 31,	2015	2014
Deferred tax assets:
Net operating losses	$60,147	$54,524
Unearned premiums	9,459	8,860
Discounting of net loss and LAE reserves	11,756	12,250
Net unrealized losses on investments	4,374	—
Accruals not currently deductible	109	1,994
Amortization of intangibles	2,796	3,021
OTTI	1,198	827
Others	543	1,043
Deferred tax assets before valuation allowance	90,382	82,519
Valuation allowance	78,845	65,743
Deferred tax assets, net	11,537	16,776
Deferred tax liabilities:
Deferred commission and other acquisition expenses	10,664	10,119
Indefinite lived intangible	1,750	2,870
Amortization of goodwill	8,319	7,158
Net unrealized gains on investment	—	4,831
Others	866	1,789
Deferred tax liabilities	21,599	26,767
Net deferred tax liability	$10,062	$9,991

The net deferred tax liability at December 31, 2015 was $10,062 (2014 - $9,991). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2015, the Company recorded an increase in the valuation allowance of $13,102 (2014 - decrease of $1,270). At December 31, 2015, the Company has an available U.S. net operating loss carry-forward of approximately $171,848 (2014 - $155,782) for income tax purposes which expires beginning in 2029.

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

The combined statutory capital and combined statutory net income (loss) of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Bermuda	Maiden US	Maiden LF
Statutory Capital and Surplus
December 31, 2015	$1,813,766	$294,338	$7,601
December 31, 2014	1,289,155	289,224	8,705

Statutory Net Income (Loss)
For the Year Ended December 31, 2015	$146,027	$17,439	$(737)
For the Year Ended December 31, 2014	60,016	16,614	651
For the Year Ended December 31, 2013	109,326	(1,305)	340

At December 31, 2015, the Company's net assets were $1,349,099 (2014 - $1,241,166), of which $724,480 (2014 - $718,050) are restricted primarily as a result of solvency and liquidity requirements imposed on the Company's insurance subsidiaries by local regulators as well as collateral requirements under various reinsurance agreements.

a) Bermuda

The Bermuda Monetary Authority ("BMA") is the group supervisor of the Company and has advised that Maiden Bermuda is the designated insurer. These regulations require that a group’s available statutory capital and surplus should be equal to or exceed the value of both its Minimum Solvency Margin ("MSM") and the Enhanced Capital Requirement ("ECR"). At December 31, 2015, the Company's ECR is 70% of the amount calculated using the group Bermuda Solvency Requirement ("BSCR") model of the BMA. The Company has complied with its regulatory capital requirements at December 31, 2015.

Maiden Bermuda is registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act") and is required to prepare and file Statutory Financial Statements and a Statutory Financial Return with the BMA. For Bermuda registered insurance companies, there are some differences between financial statements prepared in accordance with U.S. GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and are removed from the statutory balance sheet.

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

The statutory capital and surplus of Maiden Bermuda at December 31, 2015 was $1,813,766 (2014 - $1,289,155) and the amount required to be maintained was $314,056 at December 31, 2015 (2014 - $302,341). Maiden Bermuda is also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period.

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. Based upon the BSCR calculation, Maiden Bermuda is allowed to pay dividends or distributions not exceeding $322,289.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Statutory Requirements and Dividend Restrictions (continued)

b) United States

Maiden US files financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by state insurance regulatory authorities. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for Maiden US for the year ended December 31, 2015 were $78,100 (2014 - $82,267). These requirements were met by Maiden US throughout the year ended December 31, 2015. Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the company's state of domicile, Missouri to the greater of 10% of statutory policyholders’ surplus at the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Additionally, Maiden US may only pay dividends if it has positive unassigned funds. Accordingly, the maximum dividend payments that can be made to shareholders in the next year without prior approval by the Missouri Department of Insurance is $0.

c) Sweden

The Company’s insurance subsidiary in Sweden, Maiden LF, is regulated by the Swedish Finansinspektionen ("Swedish FSA"). Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,019 at December 31, 2015 (2014 - $4,477). This requirement was met by Maiden LF throughout the year. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2015, Maiden LF is allowed to pay dividends or distributions not exceeding $2,178 (2014 - $2,508)

17. Subsequent Events

Dividends

On February 15, 2016, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.14	April 15, 2016	April 1, 2016
Preference shares - Series A	$0.515625	March 15, 2016	March 1, 2016
Preference shares - Series B	$0.90625	March 15, 2016	March 1, 2016
Preference shares - Series C	$0.544271	March 15, 2016	March 1, 2016

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

18. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

2015 Quarters Ended	March 31	June 30	September 30	December 31
Total revenues	$611,427	$647,071	$693,696	$620,917
Net income	38,534	26,511	28,515	30,724
Net income attributable to Maiden common shareholders	32,405	20,519	22,499	24,716
Comprehensive income (loss) - attributable to Maiden	50,694	(39,962)	10,658	(15,974)
Basic earnings per common share attributable to Maiden common shareholders	$0.44	$0.28	$0.31	$0.34
Diluted earnings per common share attributable to Maiden common shareholders	$0.41	$0.27	$0.30	$0.32

2014 Quarters Ended	March 31	June 30	September 30	December 31
Total revenues	$552,322	$563,422	$623,506	$641,917
Net income	2,061	31,915	33,926	33,631
Net (loss) income attributable to Maiden common shareholders	(4,062)	25,804	27,798	27,514
Comprehensive income - attributable to Maiden	39,816	86,260	3,176	41,648
Basic (loss) earnings per common share attributable to Maiden common shareholders	$(0.06)	$0.35	$0.38	$0.38
Diluted (loss) earnings per common share attributable to Maiden common shareholders	$(0.06)	$0.34	$0.36	$0.36

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2015	Amortized Cost*	Fair Value	Amount at Which Shown in the Balance Sheet
AFS fixed maturities:
U.S. treasury bonds	$5,714	$6,010	$6,010
U.S. agency bonds – mortgage-backed	1,471,782	1,476,991	1,476,991
U.S. agency bonds – other	23,734	24,311	24,311
Non-U.S. government and supranational bonds	35,128	30,544	30,544
Asset-backed securities	165,719	165,804	165,804
Corporate bonds	1,798,610	1,739,668	1,739,668
Municipal bonds	62,177	64,760	64,760
Total AFS fixed maturities	3,562,864	3,508,088	3,508,088
HTM fixed maturities:
Corporate bonds	607,843	598,975	607,843
Total HTM fixed maturities	607,843	598,975	607,843
Other investments	10,816	11,812	11,812
Total investments	$4,181,523	$4,118,875	$4,127,743

* Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2015 and 2014
(In thousands of U.S. dollars, except share and per share data)

	2015	2014
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2015: $42,774; 2014: $43,995)	$40,189	$44,270
Other investments, at fair value (Cost 2015: $5,000; 2014: $5,000)	4,905	5,990
Cash and cash equivalents	3,606	6,894
Investment in subsidiaries	1,736,707	1,591,000
Balances due from subsidiaries	120,100	99,809
Other assets	1,123	1,387
Total assets	$1,906,630	$1,749,350
Liabilities
Accrued expenses and other liabilities	$12,217	$11,226
Balances due to subsidiaries	546,592	497,430
Total liabilities	558,809	508,656
Shareholders’ equity
Preference shares	480,000	315,000
Common shares ($0.01 par value; 74,735,785 and 73,900,889 shares issued in 2015 and 2014, respectively; 73,721,140 and 72,932,702 shares outstanding in 2015 and 2014, respectively)	747	739
Additional paid-in capital	579,178	578,445
Accumulated other comprehensive income	(23,767)	95,293
Retained earnings	316,184	255,084
Treasury shares, at cost (1,014,645 and 968,187 shares in 2015 and 2014, respectively)	(4,521)	(3,867)
Total shareholders’ equity	1,347,821	1,240,694
Total liabilities and shareholders’ equity	$1,906,630	$1,749,350

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands of U.S. dollars)

For the Year Ended December 31,	2015	2014	2013
Revenues
Net investment income	$2,034	$4,892	$2,773
Net realized gains on investment	20	981	—
Other fee revenue	1,321	—	—
	3,375	5,873	2,773
Expenses
General and administrative expenses	16,319	14,588	11,732
Foreign exchange losses (gains)	668	893	(626)
	16,987	15,481	11,106
Loss before equity in earnings of consolidated subsidiaries	(13,612)	(9,608)	(8,333)
Equity in earnings of consolidated subsidiaries	138,088	110,999	111,068
Net income	124,476	101,391	102,735
Dividends on preference shares	(24,337)	(24,337)	(14,834)
Net income attributable to Maiden common shareholders	$100,139	$77,054	$87,901

Comprehensive income (loss) attributable to Maiden	$5,416	$170,900	$(12,611)

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands of U.S. dollars)

For the Year Ended December 31,	2015	2014	2013
Cash flows provided by operating activities
Net income	$124,476	$101,391	$102,735
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(138,088)	(110,999)	(111,068)
Amortization of bond premium and discount	222	414	1,209
Net realized gains on investment	(20)	(981)	—
Foreign exchange losses (gains)	668	893	(626)
Non-cash share compensation expense	2,938	3,334	2,205
Changes in assets - (increase) decrease:
Balance due from subsidiaries	(20,930)	(87,605)	42,899
Other assets	237	536	(862)
Changes in liabilities - increase (decrease)
Accounts payable and accrued liabilities	12	(138)	736
Balances due to subsidiaries	49,162	120,069	16,642
Net cash provided by operating activities	18,677	26,914	53,870
Cash flows used in investing activities
Purchases of fixed-maturities – available-for-sale	—	(1,340)	(170,882)
Purchases of other investments	—	(5,000)	—
Proceeds from sales of fixed-maturities – available-for-sale	1,041	87,032	90,515
Proceeds from maturities and calls of fixed maturities	—	6,857	46,208
Investment in subsidiaries	(122,757)	(84,740)	(116,807)
Net cash (used in) provided by investing activities	(121,716)	2,809	(150,966)
Cash flows used in financing activities
Preference shares issuance, net of issuance costs	159,628	—	159,675
Dividends paid - preference shares	(24,337)	(24,337)	(14,834)
Dividends paid - Maiden common shareholders	(38,204)	(32,079)	(19,607)
Issuance of common shares	3,318	592	1,776
Repurchase of common shares	(654)	(66)	—
Net cash provided by (used in) financing activities	99,751	(55,890)	127,010
Net (decrease) increase in cash and cash equivalents	(3,288)	(26,167)	29,914
Cash and cash equivalents, beginning of year	6,894	33,061	3,147
Cash and cash equivalents, end of year	$3,606	$6,894	$33,061

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2015			For the Year Ended December 31, 2015
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$80,012	$1,046,471	$277,460	$744,875	$—	$547,296	$196,292	$37,550	$734,781
AmTrust Reinsurance	317,536	1,420,418	1,077,112	1,684,191	—	1,074,072	527,863	2,947	1,779,334
Total - Reportable Segments	397,548	2,466,889	1,354,572	2,429,066	—	1,621,368	724,155	40,497	2,514,115
Other	—	43,212	—	3	131,092	12,202	42	24,375	1
Total	$397,548	$2,510,101	$1,354,572	$2,429,069	$131,092	$1,633,570	$724,197	$64,872	$2,514,116

	December 31, 2014			For the Year Ended December 31, 2014
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$87,289	$1,058,924	$293,893	$854,026	$—	$579,771	$233,711	$38,858	$850,049
AmTrust Reinsurance	285,232	1,122,479	913,861	1,378,327	—	893,502	418,908	2,533	1,610,485
Total - Reportable Segments	372,521	2,181,403	1,207,754	2,232,353	—	1,473,273	652,619	41,391	2,460,534
Other	(34)	89,889	3	19,390	117,215	24,998	6,696	21,167	(2,398)
Total	$372,487	$2,271,292	$1,207,757	$2,251,743	$117,215	$1,498,271	$659,315	$62,558	$2,458,136

	December 31, 2013			For the Year Ended December 31, 2013
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and loss adjustment expenses	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$88,721	$1,010,195	$321,659	$753,157	$—	$519,962	$190,604	$37,649	$763,374
AmTrust Reinsurance	209,439	803,597	687,357	988,900	—	653,528	291,559	1,566	1,169,961
Total - Reportable Segments	298,160	1,813,792	1,009,016	1,742,057	—	1,173,490	482,163	39,215	1,933,335
Other	6,748	144,043	25,738	258,830	91,352	176,140	74,415	19,138	162,966
Total	$304,908	$1,957,835	$1,034,754	$2,000,887	$91,352	$1,349,630	$556,578	$58,353	$2,096,301

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2015 Premiums – General Insurance	$9,160	$148,710	$2,653,666	$2,514,116	105.6%
2014 Premiums – General Insurance	48,565	49,216	2,458,787	2,458,136	100.0%
2013 Premiums – General Insurance	104,976	107,858	2,099,183	2,096,301	100.1%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and LAE		Paid loss and LAE
For the Year Ended December 31,	Current Year	Prior Year
2015	$1,558,704	$74,866	$1,350,357
2014	1,479,425	18,846	1,135,791
2013	1,351,043	(1,413)	1,116,096