Form 10-Q
period 2016-03-31
Maiden Holdings, Ltd.
filed 2016-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

As of May 3, 2016, the number of the Registrant's Common Stock ($.01 par value) outstanding was 73,992,275.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2016: $3,657,447; 2015: $3,562,864)	$3,705,631	$3,508,088
Fixed maturities, held-to-maturity, at amortized cost (fair value 2016: $620,327; 2015: $598,975)	607,170	607,843
Other investments, at fair value (cost 2016: $10,619; 2015: $10,816)	13,065	11,812
Total investments	4,325,866	4,127,743
Cash and cash equivalents	85,240	89,641
Restricted cash and cash equivalents	145,501	242,859
Accrued investment income	33,775	32,288
Reinsurance balances receivable, net (includes $263,751 and $147,365 from related parties in 2016 and 2015, respectively)	598,302	377,318
Reinsurance recoverable on unpaid losses (includes $1,694 and $2,177 from related parties in 2016 and 2015, respectively)	83,515	71,248
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses, net (includes $369,039 and $341,025 from related parties in 2016 and 2015, respectively)	446,122	397,548
Goodwill and intangible assets, net	81,388	81,920
Other assets	151,989	115,038
Total assets	$6,119,673	$5,703,578
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,495,788 and $1,443,639 from related parties in 2016 and 2015, respectively)	$2,572,405	$2,510,101
Unearned premiums (includes $1,165,078 and $1,077,460 from related parties in 2016 and 2015, respectively)	1,571,350	1,354,572
Accrued expenses and other liabilities	165,616	139,873
Senior notes
Principal amount	360,000	360,000
Less unamortized debt issuance costs	9,973	10,067
Senior notes, net	350,027	349,933
Total liabilities	4,659,398	4,354,479
Commitments and Contingencies
EQUITY
Preference shares	480,000	480,000
Common shares ($0.01 par value: 75,042,178 and 74,735,785 shares issued in 2016 and 2015, respectively; 73,992,275 and 73,721,140 shares outstanding in 2016 and 2015, respectively)	750	747
Additional paid-in capital	580,779	579,178
Accumulated other comprehensive income (loss)	69,470	(23,767)
Retained earnings	333,035	316,184
Treasury shares, at cost (1,049,903 and 1,014,645 shares in 2016 and 2015, respectively)	(4,991)	(4,521)
Total Maiden shareholders’ equity	1,459,043	1,347,821
Noncontrolling interest in subsidiaries	1,232	1,278
Total equity	1,460,275	1,349,099
Total liabilities and equity	$6,119,673	$5,703,578
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

For the Three Months Ended March 31,	2016	2015
Revenues:
Gross premiums written	$864,114	$834,266
Net premiums written	$792,831	$796,983
Change in unearned premiums	(176,822)	(219,664)
Net premiums earned	616,009	577,319
Other insurance revenue	4,826	4,979
Net investment income	36,302	28,260
Net realized gains on investment	2,277	869
Total revenues	659,414	611,427
Expenses:
Net loss and loss adjustment expenses	403,621	377,406
Commission and other acquisition expenses	195,068	178,342
General and administrative expenses	15,496	16,197
Interest and amortization expenses	7,265	7,264
Amortization of intangible assets	615	710
Foreign exchange and other gains	(267)	(7,826)
Total expenses	621,798	572,093
Income before income taxes	37,616	39,334
Income tax expense	787	800
Net income	36,829	38,534
Loss (income) attributable to noncontrolling interest	64	(45)
Net income attributable to Maiden shareholders	36,893	38,489
Dividends on preference shares	(9,677)	(6,084)
Net income attributable to Maiden common shareholders	$27,216	$32,405
Basic earnings per share attributable to Maiden common shareholders	$0.37	$0.44
Diluted earnings per share attributable to Maiden common shareholders	$0.35	$0.41
Dividends declared per common share	$0.14	$0.13

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2016	2015
Comprehensive income:
Net income	$36,829	$38,534
Other comprehensive income, before tax
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period	103,404	(6,941)
Adjustment for reclassification of net realized losses recognized in net income	632	149
Foreign currency translation adjustment	(10,734)	18,935
Other comprehensive income, before tax	93,302	12,143
Income tax (expense) benefit related to components of other comprehensive income	(36)	7
Other comprehensive income, after tax	93,266	12,150
Comprehensive income	130,095	50,684
Net loss (income) attributable to noncontrolling interest	64	(45)
Other comprehensive (income) loss attributable to noncontrolling interest	(29)	55
Comprehensive loss attributable to noncontrolling interest	35	10
Comprehensive income attributable to Maiden shareholders	$130,130	$50,694

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2016	2015
Preference shares
Beginning balance	$480,000	$315,000
Ending balance	480,000	315,000
Common shares
Beginning balance	747	739
Exercise of options and issuance of shares	3	5
Ending balance	750	744
Additional paid-in capital
Beginning balance	579,178	578,445
Exercise of options and issuance of common shares	345	1,316
Share-based compensation expense	1,256	716
Ending balance	580,779	580,477
Accumulated other comprehensive income
Beginning balance	(23,767)	95,293
Change in net unrealized gains (losses) on investments, net of reclassification adjustment and deferred income tax expense	104,000	(6,785)
Foreign currency translation adjustments	(10,763)	18,990
Ending balance	69,470	107,498
Retained earnings
Beginning balance	316,184	255,084
Net income attributable to Maiden shareholders	36,893	38,489
Dividends on preference shares	(9,677)	(6,084)
Dividends on common shares	(10,365)	(9,551)
Ending balance	333,035	277,938
Treasury shares
Beginning balance	(4,521)	(3,867)
Shares repurchased for treasury	(470)	(654)
Ending balance	(4,991)	(4,521)
Noncontrolling interest in subsidiaries
Beginning balance	1,278	472
Dividend paid to noncontrolling interest	(11)	(13)
(Loss) income attributable to noncontrolling interest	(64)	45
Foreign currency translation adjustments	29	(55)
Ending balance	1,232	449
Total equity	$1,460,275	$1,277,585

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2016	2015
Cash flows from operating activities:
Net income	$36,829	$38,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,780	4,000
Net realized gains on investment	(2,277)	(869)
Foreign exchange and other gains	(267)	(7,826)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(218,880)	(131,943)
Reinsurance recoverable on unpaid losses	(12,392)	(3,471)
Accrued investment income	(1,373)	1,390
Deferred commission and other acquisition expenses	(44,002)	(59,701)
Other assets	(35,609)	(20,898)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	54,846	95,458
Unearned premiums	203,281	237,879
Accrued expenses and other liabilities	24,068	17,856
Net cash provided by operating activities	9,004	170,409
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(268,661)	(115,992)
Purchases of other investments	(46)	(97)
Proceeds from sales of fixed maturities – available-for-sale	67,837	56,639
Proceeds from maturities and calls of fixed maturities	106,168	158,078
Proceeds from redemption of other investments	307	29
Decrease (increase) in restricted cash and cash equivalents, net	97,701	(191,903)
Other, net	(178)	(240)
Net cash provided by (used in) investing activities	3,128	(93,486)
Cash flows from financing activities:
Common share issuance	348	1,321
Repurchase of common shares	(470)	(654)
Dividends paid to common shareholders	(10,328)	(9,492)
Dividends paid to preference shareholders	(9,677)	(6,084)
Net cash used in financing activities	(20,127)	(14,909)
Effect of exchange rate changes on foreign currency cash	3,594	(2,012)
Net (decrease) increase in cash and cash equivalents	(4,401)	60,002
Cash and cash equivalents, beginning of period	89,641	108,119
Cash and cash equivalents, end of period	$85,240	$168,121

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

These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Certain reclassifications have been made for 2015 to conform to the 2016 presentation and have no impact on net income and total equity previously reported.

2. Significant Accounting Policies

There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015 with the exception of the following:

Transition related to Accounting Standards Update ("ASU") No. 2015-03: Simplifying the Presentation of Debt Issuance Costs

Effective January 1, 2016, the Company adopted the new guidance under ASU 2015-03 which requires that debt issuance costs be presented as a direct deduction from the related debt liability rather than as an asset in the balance sheet. The amortization of such costs is reported as an interest expense. The Company applied this new guidance retrospectively to all prior periods presented. The adoption of this new guidance reduced the December 31, 2015 audited consolidated total assets and total liabilities by $10,067, respectively, representing the amount of unamortized issuance costs related to our Senior Notes which was previously presented as part of other assets. There was no impact on the net income, related per-share amounts or the retained earnings for the periods affected by the adoption of this guidance.

Recently Issued Accounting Standards Not Yet Adopted

Disclosures about Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-09 which is aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The new disclosures are required for short-duration insurance contracts issued by insurers. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied retrospectively by providing comparative disclosures for each period presented. As this guidance is disclosure-related only, the adoption of this guidance is not expected to have a material impact on the Company’s statements of operations and financial position.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as available for sale ("AFS") in AOCI. They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Accounting for Leases

In February 2016, the FASB issued final Accounting Standards Codification ("ASC") 842 guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statement in a manner similar to today's accounting. The guidance also eliminates today's real-estate-specific provisions for all entities. All entities classify leases to determine how to recognize lease-related revenue and expense. The U.S. GAAP standard is effective for public business entities and certain not-for-profit entities and employee benefit plans for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 guidance that outlines changes for certain aspects of share-based payments to employees, such as accounting for forfeitures, which applies to the Company. Under the new guidance, the entities can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for public business entities for fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities, in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

3. Segment Reporting

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance Ltd. ("Maiden Bermuda") from AmTrust Financial Services, Inc. ("AmTrust"), primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Please refer to "Note 6. Related Party Transactions" for additional information. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business have been included in the "Other" category.

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

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended March 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$315,804	$548,310	$—	$864,114
Net premiums written	$286,136	$506,695	$—	$792,831
Net premiums earned	$172,256	$443,753	$—	$616,009
Other insurance revenue	4,826	—	—	4,826
Net loss and loss adjustment expenses ("LAE")	(119,076)	(281,774)	(2,771)	(403,621)
Commission and other acquisition expenses	(54,531)	(140,538)	1	(195,068)
General and administrative expenses	(8,600)	(586)	—	(9,186)
Underwriting income (loss)	$(5,125)	$20,855	$(2,770)	$12,960
Reconciliation to net income
Net investment income and realized gains on investment				38,579
Interest and amortization expenses				(7,265)
Amortization of intangible assets				(615)
Foreign exchange and other gains				267
Other general and administrative expenses				(6,310)
Income tax expense				(787)
Net income				$36,829

Net loss and LAE ratio (1)	67.2%	63.5%		65.0%
Commission and other acquisition expense ratio (2)	30.8%	31.7%		31.4%
General and administrative expense ratio (3)	4.9%	0.1%		2.5%
Combined ratio (4)	102.9%	95.3%		98.9%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended March 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$305,341	$528,926	$(1)	$834,266
Net premiums written	$294,198	$502,784	$1	$796,983
Net premiums earned	$192,684	$384,633	$2	$577,319
Other insurance revenue	4,979	—	—	4,979
Net loss and LAE	(132,386)	(243,094)	(1,926)	(377,406)
Commission and other acquisition expenses	(58,206)	(120,136)	—	(178,342)
General and administrative expenses	(9,320)	(747)	—	(10,067)
Underwriting income (loss)	$(2,249)	$20,656	$(1,924)	$16,483
Reconciliation to net income
Net investment income and realized gains on investment				29,129
Interest and amortization expenses				(7,264)
Amortization of intangible assets				(710)
Foreign exchange and other gains				7,826
Other general and administrative expenses				(6,130)
Income tax expense				(800)
Net income				$38,534

Net loss and LAE ratio (1)	67.0%	63.2%		64.8%
Commission and other acquisition expense ratio (2)	29.4%	31.2%		30.6%
General and administrative expense ratio (3)	4.7%	0.2%		2.8%
Combined ratio (4)	101.1%	94.6%		98.2%

(1) Calculated by dividing net loss and LAE by net premiums earned and other insurance revenue.
(2) Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.
(3) Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue.
(4) Calculated by adding together the net loss and LAE ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

The following tables summarize the total assets of our reportable segments including the reconciliation to our consolidated assets at March 31, 2016 and December 31, 2015:

March 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,803,795	$3,491,418	$5,295,213
Corporate assets	—	—	824,460
Total Assets	$1,803,795	$3,491,418	$6,119,673

December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,644,541	$3,178,859	$4,823,400
Corporate assets	—	—	880,178
Total Assets	$1,644,541	$3,178,859	$5,703,578

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three months ended March 31, 2016 and 2015:

For the Three Months Ended March 31,	2016		2015
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$61,869	7.8%	$68,514	8.6%
Casualty	155,280	19.6%	171,531	21.5%
Accident and Health	39,572	5.0%	30,107	3.8%
International	29,415	3.7%	24,046	3.0%
Total Diversified Reinsurance	286,136	36.1%	294,198	36.9%
AmTrust Reinsurance
Small Commercial Business	362,499	45.7%	323,201	40.5%
Specialty Program	76,791	9.7%	74,580	9.4%
Specialty Risk and Extended Warranty	67,405	8.5%	105,003	13.2%
Total AmTrust Reinsurance	506,695	63.9%	502,784	63.1%
Other	—	—%	1	—%
	$792,831	100.0%	$796,983	100.0%

For the Three Months Ended March 31,	2016		2015
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$32,710	5.3%	$40,623	7.0%
Casualty	100,166	16.3%	118,938	20.6%
Accident and Health	17,804	2.9%	12,201	2.1%
International	21,576	3.5%	20,922	3.6%
Total Diversified Reinsurance	172,256	28.0%	192,684	33.3%
AmTrust Reinsurance
Small Commercial Business	264,491	42.9%	224,991	39.0%
Specialty Program	84,199	13.7%	57,010	9.9%
Specialty Risk and Extended Warranty	95,063	15.4%	102,632	17.8%
Total AmTrust Reinsurance	443,753	72.0%	384,633	66.7%
Other	—	—%	2	—%
	$616,009	100.0%	$577,319	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of investment in fixed maturities and other investments as of March 31, 2016 and December 31, 2015 are as follows:

March 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,715	$365	$(27)	$6,053
U.S. agency bonds – mortgage-backed	1,461,303	33,451	(2,600)	1,492,154
U.S. agency bonds – other	34,032	525	—	34,557
Non-U.S. government and supranational bonds	36,185	265	(2,962)	33,488
Asset-backed securities	173,894	4,742	(1,149)	177,487
Corporate bonds	1,884,135	65,767	(54,374)	1,895,528
Municipal bonds	62,183	4,181	—	66,364
Total AFS fixed maturities	3,657,447	109,296	(61,112)	3,705,631
HTM fixed maturities:
Corporate bonds	607,170	19,310	(6,153)	620,327
Total HTM fixed maturities	607,170	19,310	(6,153)	620,327
Other investments	10,619	2,446	—	13,065
Total investments	$4,275,236	$131,052	$(67,265)	$4,339,023

December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,714	$312	$(16)	$6,010
U.S. agency bonds – mortgage-backed	1,471,782	15,399	(10,190)	1,476,991
U.S. agency bonds – other	23,734	577	—	24,311
Non-U.S. government and supranational bonds	35,128	—	(4,584)	30,544
Asset-backed securities	165,719	1,174	(1,089)	165,804
Corporate bonds	1,798,610	38,070	(97,012)	1,739,668
Municipal bonds	62,177	2,583	—	64,760
Total AFS fixed maturities	3,562,864	58,115	(112,891)	3,508,088
HTM fixed maturities:
Corporate bonds	607,843	3,458	(12,326)	598,975
Total HTM fixed maturities	607,843	3,458	(12,326)	598,975
Other investments	10,816	1,091	(95)	11,812
Total investments	$4,181,523	$62,664	$(125,312)	$4,118,875

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	AFS fixed maturities		HTM fixed maturities
March 31, 2016	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$190,369	$189,390	$—	$—
Due after one year through five years	467,505	473,535	102,001	102,567
Due after five years through ten years	1,326,518	1,332,587	505,169	517,760
Due after ten years	37,858	40,478	—	—
	2,022,250	2,035,990	607,170	620,327
U.S. agency bonds – mortgage-backed	1,461,303	1,492,154	—	—
Asset-backed securities	173,894	177,487	—	—
Total fixed maturities	$3,657,447	$3,705,631	$607,170	$620,327

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
March 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$1,106	$(27)	$—	$—	$1,106	$(27)
U.S. agency bonds – mortgage-backed	2,141	(6)	145,087	(2,594)	147,228	(2,600)
Non–U.S. government and supranational bonds	947	(53)	28,464	(2,909)	29,411	(2,962)
Asset-backed securities	40,630	(1,149)	—	—	40,630	(1,149)
Corporate bonds	232,453	(15,687)	438,728	(44,840)	671,181	(60,527)
Total temporarily impaired fixed maturities	277,277	(16,922)	612,279	(50,343)	889,556	(67,265)

As of March 31, 2016, there were approximately 168 securities in an unrealized loss position with a fair value of $889,556 and unrealized losses of $67,265. Of these securities, there are 98 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $612,279 and unrealized losses of $50,343.

	Less than 12 Months		12 Months or more		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S treasury bonds	$1,119	$(16)	$—	$—	$1,119	$(16)
U.S. agency bonds – mortgage-backed	443,331	(4,113)	170,053	(6,077)	613,384	(10,190)
Non–U.S. government and supranational bonds	6,958	(365)	22,586	(4,219)	29,544	(4,584)
Asset-backed securities	89,838	(1,089)	—	—	89,838	(1,089)
Corporate bonds	752,911	(41,352)	399,779	(67,986)	1,152,690	(109,338)
Total temporarily impaired fixed maturities	$1,294,157	$(46,935)	$592,418	$(78,282)	$1,886,575	$(125,217)
Other investments	4,905	(95)	—	—	4,905	(95)
Total temporarily impaired fixed maturities and other investments	$1,299,062	$(47,030)	$592,418	$(78,282)	$1,891,480	$(125,312)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

As of December 31, 2015, there were approximately 270 securities in an unrealized loss position with a fair value of $1,891,480 and unrealized losses of $125,312. Of these securities, there are 93 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $592,418 and unrealized losses of $78,282.

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its investment portfolio in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at March 31, 2016. For the three months ended March 31, 2016 and 2015, the Company recognized no OTTI.

The following summarizes the credit ratings of our fixed maturities:

Ratings* as of March 31, 2016	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$5,715	$6,053	0.1%
U.S. agency bonds	1,495,335	1,526,711	35.3%
AAA	167,508	174,635	4.0%
AA+, AA, AA-	234,347	243,111	5.6%
A+, A, A-	1,236,029	1,266,768	29.3%
BBB+, BBB, BBB-	963,115	967,726	22.4%
BB+ or lower	162,568	140,954	3.3%
Total	$4,264,617	$4,325,958	100.0%

Ratings* as of December 31, 2015	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$5,714	$6,010	0.1%
U.S. agency bonds	1,495,516	1,501,302	36.6%
AAA	170,190	170,391	4.1%
AA+, AA, AA-	222,506	223,084	5.4%
A+, A, A-	1,075,550	1,066,794	26.0%
BBB+, BBB, BBB-	1,077,064	1,039,228	25.3%
BB+ or lower	124,167	100,254	2.5%
Total	$4,170,707	$4,107,063	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	March 31, 2016		December 31, 2015
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in quoted equity	$6,300	48.2%	$4,905	41.5%
Investments in limited partnerships	5,765	44.1%	5,907	50.0%
Other	1,000	7.7%	1,000	8.5%
Total other investments	$13,065	100.0%	$11,812	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $593 at March 31, 2016.

(c) Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income:

For the Three Months Ended March 31, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$3,093	$(879)	$2,214
Other investments	63	—	63
Net realized gains on investment	$3,156	$(879)	$2,277

For the Three Months Ended March 31, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$845	$—	$845
Other investments	24	—	24
Net realized gains on investment	$869	$—	$869

Proceeds from sales of AFS fixed maturities were $67,837 for the three months ended March 31, 2016 (March 31, 2015 - $56,639). Net unrealized gains were as follows:

	March 31, 2016	December 31, 2015
Fixed maturities	$47,564	$(55,024)
Other investments	2,446	996
Total net unrealized gain (loss)	50,010	(54,028)
Deferred income tax expense	(122)	(84)
Net unrealized gains, net of deferred income tax	$49,888	$(54,112)
Change in net unrealized gains, net of deferred income tax	$104,000

(d) Restricted Cash and Cash Equivalents and Investments

We are required to maintain assets to serve as collateral for our reinsurance liabilities under various reinsurance agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. These trust accounts generally take the place of letter of credit requirements. The assets in trust as collateral are primarily cash and highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	March 31, 2016	December 31, 2015
Restricted cash and cash equivalents – third party agreements	$48,672	$102,837
Restricted cash and cash equivalents – related party agreements	96,758	139,944
Restricted cash and cash equivalents – U.S. state regulatory authorities	71	78
Total restricted cash and cash equivalents	145,501	242,859
Restricted investments AFS – in trust for third party agreements at fair value (Amortized cost: 2016 – $1,113,166; 2015 – $1,081,202)	1,130,246	1,067,602
Restricted investments AFS – in trust for related party agreements at fair value (Amortized cost: 2016 – $1,911,358; 2015 – $1,781,178)	1,937,527	1,754,705
Restricted investments HTM – in trust for related party agreements at fair value (Amortized cost: 2016 – $607,170; 2015 – $607,843)	620,327	598,975
Restricted investments AFS – in trust for U.S. state regulatory authorities (Amortized cost: 2016 – $4,077; 2015 – $4,071)	4,345	4,303
Total restricted investments	3,692,445	3,425,585
Total restricted cash and cash equivalents and investments	$3,837,946	$3,668,444

5. Fair Value of Financial Instruments

(a) Fair Values of Financial Instruments

FASB ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at March 31, 2016.

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

Asset-backed securities — These securities comprise CMBS and CLO originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS and CLO are observable market inputs, the fair value of the CMBS and CLO is included in the Level 2 fair value hierarchy.

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

Other investments — Includes both quoted and unquoted investments. The fair value of our quoted equity investment is obtained from the Pricing Service and is classified within Level 1. Unquoted other investments comprise investments in limited partnerships and an investment in preference shares of a start-up insurance producer. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals, and as such, the fair values are included in the Level 3 fair value hierarchy. The fair value of the investment in preference shares of a start-up insurance producer was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.

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

March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$6,053	$—	$—	$6,053
U.S. agency bonds – mortgage-backed	—	1,492,154	—	1,492,154
U.S. agency bonds – other	—	34,557	—	34,557
Non-U.S. government and supranational bonds	—	33,488	—	33,488
Asset-backed securities	—	177,487	—	177,487
Corporate bonds	—	1,895,528	—	1,895,528
Municipal bonds	—	66,364	—	66,364
Other investments	6,300	—	6,765	13,065
Total	$12,353	$3,699,578	$6,765	$3,718,696
As a percentage of total assets	0.2%	60.5%	0.1%	60.8%

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$6,010	$—	$—	$6,010
U.S. agency bonds – mortgage-backed	—	1,476,991	—	1,476,991
U.S. agency bonds – other	—	24,311	—	24,311
Non-U.S. government and supranational bonds	—	30,544	—	30,544
Asset-backed securities	—	165,804	—	165,804
Corporate bonds	—	1,739,668	—	1,739,668
Municipal bonds	—	64,760	—	64,760
Other investments	4,905	—	6,907	11,812
Total	$10,915	$3,502,078	$6,907	$3,519,900
As a percentage of total assets	0.2%	61.4%	0.1%	61.7%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% of its fixed maturities at March 31, 2016 and December 31, 2015, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At March 31, 2016 and December 31, 2015, 0.1% of the fixed maturities are valued using the market approach. At those dates, a total of two securities, or approximately $4,711 and $4,943, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

Pricing Service due to lack of information available. At March 31, 2016 and December 31, 2015, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There have not been any transfers between Level 1 and Level 2 during the periods represented by these unaudited Condensed Consolidated Financial Statements.

(c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	March 31, 2016	March 31, 2015
Balance at beginning of period	$6,907	$6,581
Total realized gains – included in net realized gains on investment	63	24
Change in total unrealized gains – included in other comprehensive income (loss)	56	82
Purchases	46	97
Sales and redemptions	(307)	(29)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,765	$6,755
Level 3 gains (losses) included in net income attributable to the change in unrealized gains (losses) relating to assets held at the reporting date	$—	$—

(d) Financial Instruments not measured at Fair Value

The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM - corporate bonds	$607,170	$620,327	$607,843	$598,975
Total financial assets	$607,170	$620,327	$607,843	$598,975
Financial Liabilities
MHNA - 8.25%	$107,500	$108,833	$107,500	$110,424
MHNB - 8.00%	100,000	103,976	100,000	105,328
MHNC - 7.75%	152,500	165,676	152,500	165,456
Total financial liabilities	$360,000	$378,485	$360,000	$381,208

6. Related Party Transactions

As of March 31, 2016, the Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. The Founding Shareholders including Leah Karfunkel (wife of Michael Karfunkel) own or control approximately 20.3% of the outstanding shares of the Company. Michael Karfunkel is the non-executive chairman of the board of AmTrust, George Karfunkel is a director of AmTrust, and Barry Zyskind is the president, CEO and director of AmTrust. The Founding Shareholders, including Leah Karfunkel, own or control approximately 47.9% of the outstanding shares of AmTrust. AmTrust owns 11.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and Michael Karfunkel individually and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) own a combined 43.1% of the outstanding common shares of NGHC. Michael Karfunkel is the chairman and CEO of NGHC, and Barry Zyskind is a director of NGHC.

Michael Karfunkel passed away on April 27, 2016, thus the shares previously held by him are now held by his estate.

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

Effective March 7, 2013, Maiden Bermuda and AII amended the Reinsurance Agreement extending the term of the agreement to June 30, 2016. The agreement automatically renews for successive three-year periods thereafter unless AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement by giving written notice to the other party not less than nine months prior to the expiration of any successive three-year period. As no written notice was given by either party, the term of the agreement has been extended to June 30, 2019. Either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

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

The Company recorded approximately $141,051 of ceding commission expense for the three months ended March 31, 2016, (March 31, 2015 - $117,202) as a result of both these quota share arrangements with AmTrust.

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

The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $7 of ceded premiums and $1 ceding commission income for the three months ended March 31, 2016, (March 31, 2015 - $24 of premiums ceded and $1 of ceding commission income).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three months ended March 31, 2016, the Company recorded approximately $192 net premiums earned and $51 of commission expense, respectively, (March 31, 2015 - $156 net premiums earned and $37 commission expense).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at March 31, 2016 and December 31, 2015 pursuant to a loan agreement entered into between those parties. This loan was assigned to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at March 31, 2016, was approximately $2,397,086 (December 31, 2015 - $2,256,383) and the accrued interest was $16,745 (December 31, 2015 - $15,448). Please refer to "Note 4. (d) Investments" for additional information.

b) European Hospital Liability Quota Share

AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (d) Investments" for additional information.

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $5,788 of reinsurance brokerage expense for the three months ended March 31, 2016 (March 31, 2015 - $4,880) and deferred reinsurance brokerage of $14,556 at March 31, 2016 (December 31, 2015 - $13,464) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,645 of investment management fees for the three months ended March 31, 2016 (March 31, 2015 - $1,431) as a result of this agreement.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Related Party Transactions (continued)

The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three months ended March 31, 2016, the Company recorded an expense of $22 (March 31, 2015 - $24) for the use of the aircraft.

 NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company and NGHC mutually agreed the termination of the NGHC Quota Share on a run-off basis effective on that date. Consequently, Maiden Bermuda recorded no ceding commission expense for the three months ended March 31, 2016 and 2015 as a result of this transaction.

Other

Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnified on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016. Maiden US was liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (each covered person per agreement year). Maiden US' liability did not exceed $8,825 per covered person per agreement year. In addition, Maiden US continued to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminated on March 31, 2016 and Maiden US was relieved of all liability hereunder for losses incurred or paid subsequent to such termination date.

Under these agreements, Maiden US recorded approximately $149 of premiums earned for the three months ended March 31, 2016 (March 31, 2015 - $87).

7. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended March 31,	2016	2015
Numerator:
Net income attributable to Maiden shareholders	$36,893	$38,489
Dividends on preference shares - Series A	(3,094)	(3,094)
Dividends on convertible preference shares - Series B	(2,990)	(2,990)
Dividends on preference shares - Series C	(3,593)	—
Amount allocated to participating common shareholders(1)	(16)	(26)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$27,200	$32,379
Potentially dilutive securities
Dividends on convertible preference shares- Series B	2,990	2,990
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$30,190	$35,369
Denominator:
Weighted average number of common shares outstanding – basic	73,871,277	73,084,412
Potentially dilutive securities:
Share options and restricted share units	1,051,458	1,427,725
Convertible preference shares(2)	10,876,642	10,751,648
Adjusted weighted average number of common shares and assumed conversions – diluted	85,799,377	85,263,785
Basic earnings per share attributable to Maiden common shareholders:	$0.37	$0.44
Diluted earnings per share attributable to Maiden common shareholders:	$0.35	$0.41

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Earnings per Common Share (continued)

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after April 1, 2016 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 274,111, an increase of 42,630 common shares since January 2, 2016.

8. Shareholders' Equity
At March 31, 2016, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 75,042,178 common shares, of which 73,992,275 are outstanding, and issued 15,900,000 preference shares. The remaining 59,057,822 are undesignated at March 31, 2016. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Treasury Shares

On January 1, 2016, February 15, 2016, February 17, 2016 and March 10, 2016, the Company repurchased 3,351 shares at a price per share of $14.91, 10,255 shares at a price per share of $13.16, 1,183 shares at a price per share of $13.36 and 20,469 shares at a price per share of $13.16, respectively, from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2016	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive loss before reclassifications	103,368	(10,734)	92,634
Amounts reclassified from AOCI to net income, net of tax	632	—	632
Net current period other comprehensive income (loss)	104,000	(10,734)	93,266
Ending balance	49,888	19,497	69,385
Less: AOCI attributable to non controlling interest	—	(85)	(85)
Ending balance, Maiden shareholders	$49,888	$19,582	$69,470

For the Three Months Ended March 31, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(6,934)	18,935	12,001
Amounts reclassified from AOCI to net income, net of tax	149	—	149
Net current period other comprehensive (loss) income	(6,785)	18,935	12,150
Ending balance	71,794	35,600	107,394
Less: AOCI attributable to non controlling interest	—	(104)	(104)
Ending balance, Maiden shareholders	$71,794	$35,704	$107,498

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Dividends Declared

On February 15, 2016, the Company's Board of Directors authorized the following quarterly dividend:

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

10. Subsequent Events

On May 4, 2016, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.14	July 15, 2016	July 1, 2016
Preference shares - Series A	$0.515625	June 15, 2016	June 1, 2016
Preference shares - Series B	$0.90625	June 15, 2016	June 1, 2016
Preference shares - Series C	$0.445313	June 15, 2016	June 1, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Amounts in tables may not reconcile due to rounding differences. Certain reclassifications have been made for 2015 to conform to the 2016 presentation and have no impact on net income and total equity previously reported.

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2016. The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. During the periods covered by this report, the global reinsurance market has continued to be characterized by significant competition in most lines of business. The influx of new capital from sources not considered traditional investors in the reinsurance industry continues, primarily in the property catastrophe segment of the reinsurance market, which is further enhancing overall industry competitive conditions.

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.6 billion in 2015 while significantly enhancing our total capital resources. Total capital resources are approximately $1.8 billion at March 31, 2016.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Three months ended March 31, 2016 and 2015 Financial Highlights

For the Three Months Ended March 31,	2016	2015	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$36.8	$38.6	(4.4)%
Net income attributable to Maiden common shareholders	$27.2	$32.4	(16.0)%
Net operating earnings attributable to Maiden common shareholders(1)	$28.3	$26.6	6.4%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.37	$0.44	(15.9)%
Net operating earnings attributable to Maiden common shareholders(1)	$0.38	$0.36	5.6%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.35	$0.41	(14.6)%
Net operating earnings attributable to Maiden common shareholders(1)	$0.37	$0.35	5.7%
Dividends per common share	$0.14	$0.13	7.7%
Gross premiums written	$864.1	$834.3	3.6%
Net premiums earned	$616.0	$577.3	6.7%
Underwriting income (3)	$12.9	$16.5	(21.4)%
Net investment income	$36.3	$28.3	28.5%
Combined ratio(4)	98.9%	98.2%	0.7%
Annualized operating return on average common shareholders' equity(1)	12.3%	11.4%	7.9%

	March 31, 2016	December 31, 2015	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments and cash and cash equivalents(5)	$4,556.6	$4,460.2	2.2%
Total assets	$6,119.7	$5,703.6	7.3%
Reserve for loss and LAE	$2,572.4	$2,510.1	2.5%
Senior notes, net	$350.0	$349.9	—%
Maiden common shareholders' equity	$979.0	$867.8	12.8%
Maiden shareholders' equity	$1,459.0	$1,347.8	8.3%
Total capital resources(6)	$1,819.0	$1,707.8	6.5%
Ratio of debt to total capital resources	19.8%	21.1%	(6.2)%

Book Value:
Book value per common share(7)	$13.23	$11.77	12.4%
Accumulated dividends per common share	2.89	2.75	5.1%
Book value per common share plus accumulated dividends	$16.12	$14.52	11.0%
Change in book value per common share plus accumulated dividends	$1.60

Diluted book value per common share(8)	$13.04	$11.61	12.3%

(1)
Operating earnings, operating earnings per common share and annualized operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest GAAP financial measure (net income).

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

(4)	Calculated by adding together the net loss and LAE ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(6)	Total capital resources is the sum of the Company's principal amount of debt and Maiden shareholders' equity. See "Key Financial Measures" for additional information.

(7)
Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded at March 31, 2016 and December 31, 2015, as they are anti-dilutive.

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

Operating earnings is a performance measure used by management as these measures focus on the the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange and other gains or losses; (3) amortization of intangible assets and non-cash deferred tax expenses; and (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested U.S. E&S business. We exclude net realized gains or losses on investment and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

Operating earnings and diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2016	2015
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$27.2	$32.4
Add (subtract):
Net realized gains on investment	(2.3)	(0.9)
Foreign exchange and other gains	(0.3)	(7.8)
Amortization of intangible assets and non-cash deferred tax expense	0.9	1.0
Divested E&S business and NGHC run-off	2.8	1.9
Net operating earnings attributable to Maiden common shareholders	$28.3	$26.6

Diluted earnings per share attributable to Maiden common shareholders	$0.35	$0.41
Add (subtract):
Net realized gains on investment	(0.02)	(0.01)
Foreign exchange and other gains	—	(0.09)
Amortization of intangible assets and non-cash deferred tax expense	0.01	0.01
Divested E&S business and NGHC run-off	0.03	0.03
Diluted operating earnings per common share	$0.37	$0.35

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

Operating ROACE for the three months ended March 31, 2016 and 2015 was computed as follows:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
Net operating earnings attributable to Maiden common shareholders	$28.3	$26.6
Opening common shareholders’ equity	$867.8	$925.7
Ending common shareholders’ equity	$979.0	$962.1
Average common shareholders’ equity	$923.4	$943.9
Operating ROACE	12.3%	11.4%

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At March 31, 2016, the book value per common share and diluted book value per common share increased by 12.4% and 12.3% respectively, compared to December 31, 2015 (see "Liquidity and Capital Resources - Investments" on page 38 for further information). Book value per common share and diluted book value per common share at March 31, 2016 and December 31, 2015 was computed as follows:

	March 31, 2016	December 31, 2015
	($ in Millions except per share data)
Ending common shareholders’ equity	$979.0	$867.8
Proceeds from assumed conversion of dilutive options	13.1	13.4
Numerator for diluted book value per common share calculation	$992.1	$881.2

Common shares outstanding	73,992,275	73,721,140
Shares issued from assumed conversion of dilutive options and restricted share units	2,079,281	2,166,545
Denominator for diluted book value per common share calculation	76,071,556	75,887,685

Book value per common share	$13.23	$11.77
Diluted book value per common share	$13.04	$11.61

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the the sum of total capital resources. The ratio of Debt to Total Capital Resources at March 31, 2016 and December 31, 2015 was computed as follows:

	March 31, 2016	December 31, 2015
	($ in Millions)
Senior notes	$360.0	$360.0
Maiden shareholders’ equity	1,459.0	1,347.8
Total capital resources	$1,819.0	$1,707.8
Ratio of debt to total capital resources	19.8%	21.1%

Certain Operating Measures and Relevant Factors

Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations

Selected unaudited Condensed Consolidated Statements of Income data:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
Gross premiums written	$864.1	$834.3
Net premiums written	$792.8	$797.0
Net premiums earned	$616.0	$577.3
Other insurance revenue	4.8	5.0
Net loss and loss adjustment expense	(403.6)	(377.4)
Commission and other acquisition expenses	(195.1)	(178.3)
General and administrative expenses	(9.2)	(10.1)
Underwriting income	12.9	16.5
Other general and administrative expenses	(6.3)	(6.1)
Net investment income	36.3	28.3
Net realized gains on investments	2.3	0.9
Amortization of intangible assets	(0.6)	(0.7)
Foreign exchange and other gains	0.3	7.8
Interest and amortization expenses	(7.3)	(7.3)
Income tax expense	(0.8)	(0.8)
Net Income	36.8	38.6
Loss (income) attributable to noncontrolling interest	0.1	(0.1)
Dividends on preference shares	(9.7)	(6.1)
Net income attributable to Maiden common shareholders	$27.2	$32.4
Ratios
Net loss and LAE ratio(1)	65.0%	64.8%
Commission and other acquisition expense ratio(2)	31.4%	30.6%
General and administrative expense ratio(3)	2.5%	2.8%
Expense ratio(4)	33.9%	33.4%
Combined ratio(5)	98.9%	98.2%

(1) Calculated by dividing net loss and LAE by net premiums earned and other insurance revenue.
(2) Calculated by dividing commission and other acquisition expenses by net premiums earned and other insurance revenue.
(3) Calculated by dividing general and administrative expenses by net premiums earned and other insurance revenue.
(4) Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.
(5) Calculated by adding together the net loss and LAE ratio and expense ratio.

Net Income

Net income for the three months ended March 31, 2016 was $36.8 million compared to $38.6 million for the same period in 2015.

The decrease in net income for the three months ended March 31, 2016 compared to the same period in 2015 was due to lower underwriting income and foreign exchange gains partially offset by higher investment income (including realized investment gains). Underwriting income was impacted by 1) a reduction in the net premium earned in our Diversified Reinsurance segment following a change in the business mix; 2) adverse loss development in our Diversified segment and the E&S component of our Other category (which is not a reportable segment); 3) higher initial booking ratio in our AmTrust Reinsurance segment ; and 4) increases in the commission and acquisition expenses, due to changes in the business mix, in both our reportable segments.

The following is a summary of the results of our operations for the three months ended March 31, 2016, compared to the same period in 2015:

Net Premiums Written

Net premiums written decreased by $4.2 million, or 0.5%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in net premiums written for the three months ended March 31, 2016, compared to the same period in 2015, was due to 1) the increase in premiums retroceded to a highly rated global insurer in both our reportable segments; and to a lesser extent 2) adverse impact on our non-U.S. dollar denominated business due to the continued strengthening of the U.S. dollar in both reportable segments.

The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written:

For the Three Months Ended March 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$286.1	36.1%	$294.2	36.9%	$(8.1)	(2.7)%
AmTrust Reinsurance	506.7	63.9%	502.8	63.1%	3.9	0.8%
Total reportable segments	$792.8	100.0%	$797.0	100.0%	$(4.2)	(0.5)%

The increase in net premiums written in our AmTrust Reinsurance segment, for the three months ended March 31, 2016, compared to the same period in 2015, reflects AmTrust Financial Services, Inc.'s ("AmTrust") continued expansion through a combination of acquisitions and ongoing organic growth offset by a combination of an unfavorable impact from foreign exchange movements and by an increase in premiums retroceded to a global insurer. Please refer to the analysis of our AmTrust Reinsurance segment on page 35 for further details.

Net premiums written in our Diversified Reinsurance segment decreased by $8.1 million or 2.7% during the three months ended March 31, 2016 compared to the same period in 2015. These reductions were due to an increase in premiums ceded to a global insurer which is offsetting the growth experienced by our U.S. operations in gross premiums written. Please refer to the analysis of our Diversified Reinsurance segment on page 34 for further details.

Net Premiums Earned

Net premiums earned increased by $38.7 million or 6.7%, for the three months ended March 31, 2016, compared to the same period in 2015. The increase in net premiums earned was primarily the result of strong growth in our AmTrust Reinsurance segment offset by a reduction in the earned premiums in our Diversified Reinsurance segment following a change in the mix of business.

The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Three Months Ended March 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$172.3	28.0%	$192.7	33.3%	$(20.4)	(10.6)%
AmTrust Reinsurance	443.7	72.0%	384.6	66.7%	59.1	15.4%
Total reportable segments	$616.0	100.0%	$577.3	100.0%	$38.7	6.7%

The increase in net premiums earned in the AmTrust Reinsurance segment, for the three months ended March 31, 2016, compared to the same period in 2015, reflects AmTrust's continued expansion through a combination of acquisition activity and ongoing organic growth slightly offset by an unfavorable impact from foreign exchange movements. Please refer to the analysis of our AmTrust Reinsurance segment on page 35 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased by $20.4 million or 10.6% during the three months ended March 31, 2016, compared to the same period in 2015, primarily due a change in the business mix along with the reasons outlined in the Net Premiums Written section above. Please refer to the analysis of our Diversified Reinsurance segment on page 34 for further discussion.

Other Insurance Revenue

All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 34 for further discussion.

Net Investment Income and Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $8.0 million or 28.5%, for the three months ended March 31, 2016, compared to the same period in 2015.

For the three months ended March 31, 2016, average investable assets grew by 16.1% compared to the same period in 2015. The primary cause for this growth was the 23.8% increase in average fixed income securities held, combined with the decrease of 45.5% in average cash balances, for the three months ended March 31, 2016 compared to the same period in 2015. This growth in fixed income securities gives rise to the increase in average book yield of 30 basis points. The Company periodically maintains elevated levels of cash and cash equivalents which can impact book yields, due to timing of certain operating cash flows and periods of interest rate volatility.

The following table details the Company's average investable assets and average book yield:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
Average investable assets(1)	$4,692.8	$4,043.3
Average book yield(2)	3.1%	2.8%

(1)The average of the sum of the cost or amortized cost of the Company's investments, cash and cash equivalents (including restricted cash), loan to related party and due to broker at the end of each quarter during the last three months.
(2)Annualized ratio of net investment income over average investable assets.

Net Realized Gains on Investment - Net realized gains on investment were $2.3 million for the three months ended March 31, 2016, compared to $0.9 million for the same period in 2015, respectively.

Net Loss and Loss Adjustment Expenses

Net loss and LAE increased by $26.2 million or 6.9%, for the three months ended March 31, 2016 compared to the same period in 2015. This net increase reflects the continued growth of the business in our AmTrust Reinsurance segment combined with unfavorable results experienced in both reportable segments.

The net loss and LAE ratios were 65.0% for the three months ended March 31, 2016 compared to 64.8% for the same period in 2015. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $16.8 million or 9.4%, for the three months ended March 31, 2016, compared to the same period in 2015. The commission and other acquisition expense ratio increased to 31.4% for the three months ended March 31, 2016 compared to 30.6% for the same period in 2015. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income and comprise:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
General and administrative expenses – segments	$9.2	$10.1
General and administrative expenses – corporate	6.3	6.1
Total general and administrative expenses	$15.5	$16.2
General and administrative expense ratio	2.5%	2.8%

Total general and administrative expenses decreased by $0.7 million or 4.3%, for the three months ended March 31, 2016, compared to the same period in 2015.

Interest and Amortization Expenses

The interest and amortization expenses related to our Senior Notes remained unchanged at $7.3 million during the three months ended March 31, 2016 compared to the same period in 2015. The weighted average effective interest rate for the Company's debt was 8.25% for the three months ended March 31, 2016 and 2015, respectively. Refer to "Notes to Consolidated Financial Statements

Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s Senior Notes.

Income Tax Expense

The Company recorded an income tax expense of $0.8 million for the three months ended March 31, 2016 and 2015, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 2.1% for the three months ended March 31, 2016, compared to 2.0% for the same period in 2015.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance reportable segment were as follows:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
Gross premiums written	$315.8	$305.3
Net premiums written	$286.1	$294.2
Net premiums earned	$172.3	$192.7
Other insurance revenue	4.8	5.0
Net loss and LAE	(119.1)	(132.4)
Commission and other acquisition expenses	(54.5)	(58.2)
General and administrative expenses	(8.6)	(9.3)
Underwriting loss	$(5.1)	$(2.2)
Ratios
Net loss and LAE ratio	67.2%	67.0%
Commission and other acquisition expense ratio	30.8%	29.4%
General and administrative expense ratio	4.9%	4.7%
Expense ratio	35.7%	34.1%
Combined ratio	102.9%	101.1%

The combined ratio for the three months ended March 31, 2016 increased to 102.9% compared to 101.1% for the same period in 2015 primarily due to increased loss activity in U.S. excess of loss commercial auto liability reinsurance contracts.

Premiums - Gross premiums written increased by $10.5 million or 3.4%, for the three months ended March 31, 2016, compared to the same period in 2015. The increase was due to 1) higher premiums written by Maiden US, following a highly successful rate of retention of existing clients; and 2) higher premiums written by Maiden Bermuda, as a result of new treaty contracts entered into during the first quarter of 2016.

Net premiums written decreased by $8.1 million or 2.7%, for the three months ended March 31, 2016 compared to the same period in 2015. The decrease in net premiums written for the three months ended March 31, 2016 compared to the same period in 2015 reflects the increase in the premiums retroceded to a highly rated global insurer offset by the reasons outlined above in the discussion on gross premiums written for this segment. The table below illustrates net premiums written by line of business in this segment:

For the Three Months Ended March 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$61.9	21.6%	$68.5	23.3%	$(6.6)	(9.7)%
Casualty	155.3	54.3%	171.5	58.3%	(16.2)	(9.5)%
Accident and Health	39.5	13.8%	30.1	10.2%	9.4	31.4%
International	29.4	10.3%	24.1	8.2%	5.3	22.3%
Total Diversified Reinsurance	$286.1	100.0%	$294.2	100.0%	$(8.1)	(2.7)%

Net premiums earned decreased by $20.4 million or 10.6%, for the three months ended March 31, 2016 compared to the same period in 2015. The following table shows net premiums earned by line of business:

For the Three Months Ended March 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$32.7	19.0%	$40.6	21.1%	$(7.9)	(19.5)%
Casualty	100.2	58.2%	119.0	61.7%	(18.8)	(15.8)%
Accident and Health	17.8	10.3%	12.2	6.3%	5.6	45.9%
International	21.6	12.5%	20.9	10.9%	0.7	3.1%
Total Diversified Reinsurance	$172.3	100.0%	$192.7	100.0%	$(20.4)	(10.6)%

Within the Diversified Reinsurance reportable segment, the business underwritten by both Maiden US and our non- U.S. operations experienced a decrease in net premiums earned due to changes in the business mix for the three months ended March 31, 2016 compared to 2015 while also being adversely impacted by the strengthening of the U.S. dollar.

Other Insurance Revenue - Other insurance revenue decreased by $0.2 million, or 3.1%, for the three months ended March 31, 2016, compared to the same period in 2015. This net decrease is mainly due to adverse impact on our non-U.S. dollar denominated business due to the slight strengthening of the U.S. dollar, during the three months ended March 31, 2016 compared to the foreign currency exchange rates for the same period in 2015.

Net Loss and loss adjustment expense - Net loss and LAE decreased by $13.3 million, or 10.1% for the three months ended March 31, 2016 compared to the same periods in 2015.

Net loss and LAE ratios were 67.2% for the three months ended March 31, 2016 compared to 67.0% in the same period in 2015. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, combined with adverse development from the excess commercial auto liability and to a lesser extent weather related losses, the combined ratio (excluding the general and administrative expense ratio) increased by 1.6 points for the three months ended ended March 31, 2016 compared to the same period in 2015.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $3.7 million, or 6.3%, for the three months ended March 31, 2016 compared to the same period in 2015. The commission and other acquisition expense ratios increased to 30.8% for the three months ended March 31, 2016 compared to 29.4% for the same period in 2015. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses - General and administrative expenses decreased by $0.7 million, or 7.7%, for the three months ended March 31, 2016 compared to the same period in 2015. The general and administrative expense ratio increased to 4.9% for the three months ended March 31, 2016 from 4.7% for the same period in 2015.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported continuing profitable growth for the three months ended March 31, 2016 compared to the same period in 2015. This profitable growth was partially offset by a modest increase in the combined ratio to 95.3% for the three months ended March 31, 2016. This increase was largely due to changes in the mix of business combined with higher initial booking ratios on certain components within our AmTrust Reinsurance segment.

The table below details the underwriting results and associated ratios for the AmTrust Reinsurance segment:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
Gross premiums written	$548.3	$528.9
Net premiums written	$506.7	$502.8
Net premiums earned	$443.7	$384.6
Net loss and LAE	(281.7)	(243.1)
Commission and other acquisition expenses	(140.6)	(120.1)
General and administrative expenses	(0.6)	(0.7)
Underwriting income	$20.8	$20.7
Ratios
Net loss and LAE ratio	63.5%	63.2%
Commission and other acquisition expense ratio	31.7%	31.2%
General and administrative expense ratio	0.1%	0.2%
Expense ratio	31.8%	31.4%
Combined ratio	95.3%	94.6%

Premiums - Gross premiums written increased by $19.4 million, or 3.7%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase reflects the continued ongoing growth in its U.S. workers' compensation business offset by a reduction in the specialty program business.

The table below details net premiums written by line of business in this segment:

For the Three Months Ended March 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$362.5	71.5%	$323.2	64.3%	$39.3	12.2%
Specialty Program	76.8	15.2%	74.6	14.8%	2.2	3.0%
Specialty Risk and Extended Warranty	67.4	13.3%	105.0	20.9%	(37.6)	(35.8)%
Total AmTrust Reinsurance	$506.7	100.0%	$502.8	100.0%	$3.9	0.8%

Net premiums earned increased by $59.1 million or 15.4%, for the three months ended March 31, 2016, compared to the same period in 2015. The increase is primarily due to AmTrust's continued growth through a combination of acquisitions and ongoing organic expansion.

The table below details net premiums earned by line of business:

For the Three Months Ended March 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$264.5	59.6%	$225.0	58.5%	$39.5	17.6%
Specialty Program	84.2	19.0%	57.0	14.8%	27.2	47.7%
Specialty Risk and Extended Warranty	95.0	21.4%	102.6	26.7%	(7.6)	(7.4)%
Total AmTrust Reinsurance	$443.7	100.0%	$384.6	100.0%	$59.1	15.4%

Net Loss and loss adjustment expense - Net loss and LAE increased by $38.6 million or 15.9%, for the three months ended March 31, 2016 compared to the same period in 2015. Net loss and LAE ratios were 63.5% for the three months ended March 31, 2016, compared to 63.2% in the same period in 2015. The increase in the loss ratio reflects the higher initial booking ratios on certain components of our AmTrust reinsurance segment and change in the business mix.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $20.5 million or 17.0%, for the three months ended March 31, 2016, compared to the same period in 2015. The commission and other acquisition expense ratio increased to 31.7% for the three months ended March 31, 2016 compared to 31.2% for the same period in 2015. The increase in the ratio reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share, compared to the same period in 2015.

General and Administrative Expenses - General and administrative expenses decreased to $0.6 million for the three months ended March 31, 2016 compared to $0.7 million for the same period in 2015. The general and administrative expense ratio decreased to 0.1% for the three months ended March 31, 2016 compared to 0.2% for the same period in 2015.

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

The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

Our sources of funds primarily consist of premiums received (net of commissions), investment income, net proceeds from capital raising activities, which may include the issuance of debt, common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and LAE, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy. The table below summarizes the cash flows provided by (used in) operating, investing and financing activities:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
Operating activities	$9.0	$170.4
Investing activities	3.1	(93.5)
Financing activities	(20.1)	(14.9)
Effect of exchange rate changes on foreign currency cash	3.6	(2.0)
Total (decrease) increase in cash and cash equivalents	$(4.4)	$60.0

Cash Flows - Operating Activities

Cash flows from operations for the three months ended March 31, 2016 were $9.0 million compared to $170.4 million for the same period in 2015, a 94.7% decrease. This decrease in cash flows from operations arises primarily due to the settlement of the $107.0 million commutation with AmTrust. In addition, the Company's assets grew by $416.1 million or 7.3%, at March 31, 2016 compared to December 31, 2015. The increase in assets was largely due to the growth in gross premiums written in both our Diversified Reinsurance and AmTrust Reinsurance segments. Cash flows associated with the AmTrust Reinsurance segment's growth typically lag by at least one calendar quarter, and the Company anticipates seeing further cash flow benefits from that growth in the remainder of 2016.

Cash Flows - Investing Activities

Cash flows from investing activities consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2016 compared to net cash used of $93.5 million for the same period in 2015. The Company continues to deploy available cash for longer-term investments as investment conditions permit. Purchases of fixed maturity securities exceeded proceeds from the sales, maturities and calls by $94.7 million for the three months ended March 31, 2016. In addition there was a decrease in restricted cash and cash equivalents of $97.7 million, net return of capital from our other investments of $0.3 million and net outflow in other items of $0.2 million for the three months ended March 31, 2016.

Cash Flows - Financing Activities

Cash flows used in financing activities were $20.1 million for the three months ended March 31, 2016, compared to $14.9 million for the same period in 2015. The increase in net cash outflow for the three months ended March 31, 2016 compared to the same period in 2015 was due to the increase in the dividends paid to both common shareholders and preference shareholders of $0.8 million and $3.6 million, respectively, representing the increase in the dividend per common share from $0.13 to $0.14 and the initial dividend on the Series C Preference shares of $3.6 million following issuance on November 25, 2015.

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

At March 31, 2016 and December 31, 2015, cash and cash equivalents and fixed maturity investments used as collateral were $3.8 billion and $3.7 billion, respectively. This collateral represents 85.8% and 84.3% of the fair value of our total fixed maturity investments and restricted cash and cash equivalents at March 31, 2016 and December 31, 2015, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated as either available -for-sale ("AFS") or held-to-maturity ("HTM").

The value of the Company's AFS fixed maturity investments increased by $197.5 million or 5.6% at March 31, 2016 compared to December 31, 2015. The net increase in the fair value of our AFS fixed maturity investments is a combination of 1) net purchases of $203.0 million, comprising of primarily investment grade corporate bonds; offset by 2) maturities and calls totaling $106.1 million; and 3) net unrealized gains and amortization of $100.6 million.

During the three months ended March 31, 2016, the yield on the 10-year U.S. Treasury bond decreased by 49 basis points to 1.78%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates for the three months ended March 31, 2016 reflects slower than expected global economic growth, various conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties.

The increase in unrealized gain/loss in our AFS fixed maturity portfolio was $103.0 million, primarily due to the decrease in interest rates and the recovery of market values of corporate bonds. This gain also includes unrealized foreign exchange gains of $15.7 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the strengthening of the euro at the period end March 31, 2016, relative to the U.S. dollar. These declines were substantially offset by increases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 43 for further information.

At March 31, 2016, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. However, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At March 31, 2016 and December 31, 2015, these respective durations in years were as follows:

	March 31, 2016	December 31, 2015
Fixed maturities and cash and cash equivalents	4.5	4.7
Reserve for loss and LAE	4.2	4.4

The decrease of 0.2 years in the weighted average duration of our fixed maturity investment portfolio arises predominantly due to purchase of corporate bonds during the period with a lower duration than the fixed maturity investment portfolio at December 31, 2015 combined with the increase in the duration of our U.S. agency bonds – mortgage-backed securities ("MBS") portfolio reflecting the impact of the volatility in interest rates on paydowns.

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our Agency MBS and commercial mortgage-backed securities ("CMBS").

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

March 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$5.7	$0.4	$—	$6.1	2.9%	2.3 years
U.S. agency bonds – mortgage-backed	1,461.3	33.5	(2.6)	1,492.2	2.7%	3.8 years
U.S. agency bonds – other	34.0	0.5	—	34.5	4.1%	3.5 years
Non-U.S. government and supranational bonds	36.2	0.2	(3.0)	33.4	2.5%	4.2 years
Asset-backed securities	173.9	4.7	(1.1)	177.5	3.6%	3.8 years
Corporate bonds	1,884.1	65.8	(54.4)	1,895.5	3.7%	5.0 years
Municipal bonds	62.2	4.2	—	66.4	4.2%	7.0 years
Total AFS fixed maturities	3,657.4	109.3	(61.1)	3,705.6
HTM fixed maturities
Corporate bonds	607.2	19.3	(6.2)	620.3	3.9%	6.2 years
Total HTM fixed maturities	607.2	19.3	(6.2)	620.3
Cash and cash equivalents	230.7	—	—	230.7	0.2%	0.0 years
Total	$4,495.3	$128.6	$(67.3)	$4,556.6	3.2%	4.5 years

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$5.7	$0.3	$—	$6.0	2.9%	2.5 years
U.S. agency bonds – mortgage-backed	1,471.8	15.4	(10.2)	1,477.0	2.8%	4.5 years
U.S. agency bonds – other	23.8	0.5	—	24.3	3.6%	8.5 years
Non-U.S. government and supranational bonds	35.1	—	(4.6)	30.5	2.6%	4.0 years
Asset-backed securities	165.7	1.2	(1.1)	165.8	4.1%	4.6 years
Corporate bonds	1,798.6	38.1	(97.0)	1,739.7	3.8%	5.0 years
Municipal bonds	62.2	2.6	—	64.8	4.2%	6.3 years
Total AFS fixed maturities	3,562.9	58.1	(112.9)	3,508.1	3.4%	4.8 years
HTM fixed maturities
Corporate bonds	607.8	3.5	(12.3)	599.0	3.9%	6.4 years
Total HTM fixed maturities	607.8	3.5	(12.3)	599.0
Cash and cash equivalents	332.5	—	—	332.5	0.2%	0.0 years
Total	$4,503.2	$61.6	$(125.2)	$4,439.6	3.2%	4.7 years
*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity:

	March 31, 2016		December 31, 2015
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
Maturity	Fair value	Amortized cost	Fair value	Amortized cost
	($ in Millions)		($ in Millions)
Due in one year or less	$189.4	$—	$180.4	$—
Due after one year through five years	473.5	102.0	475.1	67.3
Due after five years through ten years	1,332.6	505.2	1,180.2	540.5
Due after ten years	40.4	—	29.6	—
	2,035.9	607.2	1,865.3	607.8
U.S. agency bonds – mortgage-backed	1,492.2	—	1,477.0	—
Asset-backed securities	177.5	—	165.8	—
Total fixed maturities	$3,705.6	$607.2	$3,508.1	$607.8

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the MBS component of our U.S. agency bonds portfolio are as follows:

	March 31, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$184.8	12.1%	$139.5	9.3%
FNMA – fixed rate	774.8	50.7%	791.7	52.7%
FNMA – variable rate	20.9	1.4%	22.1	1.5%
FHLMC – fixed rate	505.6	33.1%	517.3	34.5%
FHLMC – variable rate	6.1	0.4%	6.4	0.4%
Total U.S. agency bonds - mortgage-backed	1,492.2	97.7%	1,477.0	98.4%
Non-MBS fixed rate U.S. agency bonds	34.5	2.3%	24.3	1.6%
Total U.S. agency bonds	$1,526.7	100.0%	$1,501.3	100.0%

The following summarizes changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

For the Three Months Ended March 31,	2016	2015
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,477.0	$1,322.4
Purchases	49.8	—
Sales and paydowns	(59.3)	(161.5)
Net realized gains on sales – included in net income	0.1	0.1
Change in net unrealized gains – included in other comprehensive income	25.7	12.7
Amortization of bond premium and discount	(1.1)	(1.1)
Ending balance	$1,492.2	$1,172.6

Our total Agency MBS portfolio represents 35.4% of our fixed maturity investments at March 31, 2016. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At March 31, 2016 and December 31, 2015, 96.7% and 97.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an Standard & Poor's ("S&P") credit rating of BB+, or equivalent, or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings (AFS and HTM) are as follows:

	Ratings*
March 31, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value/Amortized cost	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	2.5%	$204.4	8.1%
Communications	—%	0.5%	0.8%	7.2%	—%	$214.4	8.5%
Consumer	—%	0.9%	13.7%	8.1%	0.3%	$578.6	23.0%
Energy	—%	0.8%	3.4%	2.7%	1.9%	$221.8	8.8%
Financial Institutions	1.7%	2.8%	23.8%	12.6%	0.2%	$1,031.8	41.1%
Industrials	—%	0.4%	1.9%	3.0%	0.6%	$148.1	5.9%
Technology	—%	2.3%	1.7%	0.4%	0.2%	$116.7	4.6%
Total Corporate bonds	1.7%	7.7%	46.8%	38.1%	5.7%	$2,515.8	100.0%

	Ratings*
December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Basic Materials	—%	—%	1.1%	5.4%	1.3%	$182.5	7.8%
Communications	—%	0.6%	0.8%	7.7%	—%	$212.0	9.1%
Consumer	—%	1.0%	12.3%	9.3%	0.3%	$535.2	22.9%
Energy	—%	1.3%	1.7%	3.2%	1.9%	$189.8	8.1%
Financial Institutions	1.7%	1.6%	23.5%	14.3%	0.1%	$963.1	41.2%
Industrials	—%	0.5%	1.7%	3.7%	0.5%	$149.9	6.4%
Technology	—%	2.3%	1.6%	0.4%	0.2%	$106.2	4.5%
Total Corporate bonds	1.7%	7.3%	42.7%	44.0%	4.3%	$2,338.7	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

During the three months ended March 31, 2016, the Company decreased its exposure to securities rated BBB (including those with a + or - modifier), as a result of credit rating downgrades, from 23.3% as at December 31, 2015 to 21.2% of the total fair value of investments and cash and cash equivalents.

The Company’s 10 largest corporate holdings, 74.2% of which are in the Financial Institutions sector are as follows:

March 31, 2016	Fair Value/Amortized cost	% Based on Carrying Value Investments	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$40.0	0.9%	BBB+
Citigroup FLT, Due 06/09/2016 (1)	27.0	0.6%	BBB
Australia and New Zealand Banking Group Limited, 3.7% Due 11/16/2025	26.6	0.6%	AA-
BNP Paribas, 5.0% Due 1/15/2021	21.3	0.5%	A
JP Morgan Chase & Co. 3.9% Due 7/15/2025	21.2	0.5%	A-
IBM Corporation, 7.0% Due 10/30/2025	20.7	0.5%	AA-
Schlumberger Holdings Corporation, 4.0% Due 12/21/2025	20.6	0.5%	AA-
Rabobank, 3.9% Due 2/08/2022	20.4	0.5%	A+
Brookfield Asset Management Inc, 4.0%, Due 1/15/2025	20.3	0.5%	A-
Mondelez International, 4.0% Due 2/1/2024	20.1	0.4%	BBB
Total	$238.2	5.5%
*Based on S&P, or equivalent, ratings
(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

	March 31, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Non-U.S. dollar denominated corporate bonds	$337.6	91.2%	$323.3	91.6%
Non-U.S. government and supranational bonds	32.5	8.8%	30.5	8.4%
Total non-U.S. dollar AFS fixed maturities	$370.1	100.0%	$353.8	100.0%

These non-U.S. dollar fixed maturities were invested in the following currencies:

	March 31, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$314.0	84.8%	$299.3	84.8%
British Pound	41.2	11.1%	41.4	11.7%
Swedish Krona	6.4	1.8%	5.8	1.7%
Australian Dollar	4.2	1.1%	4.0	1.1%
All other	4.3	1.2%	3.3	0.7%
Total non-U.S. dollar AFS fixed maturities	$370.1	100.0%	$353.8	100.0%

The net increase in non-U.S denominated fixed maturities is primarily due to the strengthening of the euro versus the U.S. dollar at March 31, 2016. We do not have any government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at March 31, 2016 and December 31, 2015. At both March 31, 2016 and December 31, 2015, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P, respectively.

For our non-U.S. dollar denominated corporate bonds, the following summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

	March 31, 2016		December 31, 2015
Ratings*	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$34.8	10.3%	$32.8	10.1%
AA+, AA, AA-	23.7	7.0%	17.3	5.4%
A+, A, A-	153.3	45.4%	149.3	46.2%
BBB+, BBB, BBB-	118.0	35.0%	117.9	36.5%
BB+ or lower	7.8	2.3%	6.0	1.8%
Total non-U.S. dollar denominated corporate bonds	$337.6	100.0%	$323.3	100.0%
*Based on S&P, or equivalent, ratings

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Other Changes in Financial Position

The following summarizes other changes in our financial position:

	March 31, 2016	December 31, 2015	Change
	($ in Millions)%
Reinsurance balances receivable, net	$598.3	$377.3	$221.0	58.6%
Reserve for loss and LAE	2,572.4	2,510.1	62.3	2.5%
Unearned premiums	1,571.4	1,354.6	216.8	16.0%

The reinsurance balances receivable, net increased by $221.0 million, or 58.6%, primarily due to the continued growth of our AmTrust Reinsurance segment during the first quarter of 2016 compared to the fourth quarter of 2015 which was lowered by the commutation agreement with AmTrust of $107.0 million. The reserve for net loss and LAE increased following the continued growth in our AmTrust Reinsurance segment combined with adverse loss development experienced in our Diversified segment and our divested U.S. E&S business. The unearned premiums also increased following the continued growth in our AmTrust Reinsurance segment combined with the impact of greater number of renewals in the first quarter relative to renewals in the fourth quarter.

Capital Resources

Refer to the "Liquidity and Capital Resources" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,819.0 million at March 31, 2016, a net increase of $111.2 million, or 6.5%, from December 31, 2015.

The movement in total capital resources is as follows:

	March 31, 2016	December 31, 2015	Change	Change
	($ in Millions)%
Preference shares	$480.0	$480.0	$—	—%
Common shareholders' equity	979.0	867.8	111.2	12.8%
Total Maiden shareholders' equity	1,459.0	1,347.8	111.2	8.3%
Senior notes	360.0	360.0	—	—%
Total capital resources	$1,819.0	$1,707.8	$111.2	6.5%

The major factors contributing to the net increase in capital resources were as follows:

Maiden shareholders' equity

Maiden shareholders' equity at March 31, 2016 increased by $111.2 million, or 8.3%, compared to December 31, 2015 primarily due to:

•
increase in AOCI of $93.2 million. This increase arose due to: 1) increase of $104.0 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $80.4 million relating to market price movements and the increase in our non-U.S. dollar denominated investment portfolio of $23.6 million. The increase in our non-U.S. dollar denominated investment portfolio was $15.7 million as a result of the strengthening of the euro, relative to U.S. dollar at March 31, 2016, and $7.9 million as a result of market price movements during the three months ended March 31, 2016. See "Liquidity and Capital Resources - Investments" on page 38 for further information; offset by 2) decrease in the cumulative translation adjustment of $10.8 million due to the effect of the depreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non- U.S. dollar denominated AFS fixed maturities);

•
net income attributable to Maiden shareholders of $36.9 million. See "Results of Operations - Net Income" on page 31 for a discussion of the Company’s net income for the three months ended March 31, 2016: and

•	increase in additional paid in capital of $1.6 million resulting from share-based transactions.

These increases were offset by the following:

•	dividends declared of $20.0 million on the Company’s common and preference shares during the three months ended March 31, 2016; and

•
increase in shares repurchased for treasury of $0.5 million which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares.

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Senior Notes

There were no changes in the Company’s Senior Notes at March 31, 2016 compared to December 31, 2015 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2016. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s Senior Notes.

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

Financial Strength Ratings

Our principal operating subsidiaries are rated "A-" (Excellent) with a positive outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a stable outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. There are no other changes to the financial strength ratings from the "Financial Strength Ratings" as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At March 31, 2016, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At March 31, 2016, no such hedges or hedging strategies were in force or had been entered into.

Assets and liabilities of subsidiaries and divisions whose functional currency is not the U.S. dollar are translated at the prevailing exchange rates at each balance sheet date. Revenues and expenses are translated at average exchange rates during the period. The net effect of the translation adjustments is included in AOCI, net of applicable deferred income tax. Monetary assets and liabilities, such as premiums receivable and the reserve for losses and LAE, denominated in foreign currencies are revalued at the exchange rate in effect at the balance sheet date with the resulting foreign exchange gains and losses included in net income. Accounts that are classified as non-monetary, such as deferred acquisition costs and the unearned premium reserves, are not revalued. In the case of foreign currency denominated fixed maturity securities which are classified as AFS, the change in exchange rates between the local currency in which the investments are denominated and the Company’s functional currency at each balance sheet date is included in unrealized appreciation or decline in value of securities, a component of AOCI, net of applicable deferred income tax.

We recorded net foreign exchange gains of $0.3 million and $7.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease during the three months ended March 31, 2016 compared to the same period last year was primarily due to movements in the U.S. dollar exchange rates versus the euro and the British pound.

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

Off-Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in AFS fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2016, we had AFS fixed maturity securities with a fair value of $3.7 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our AFS fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at March 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity at March 31, 2016:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,388.4	$(317.2)	(21.7)%
100 basis point increase	3,541.8	(163.8)	(11.2)%
No change	3,705.6	—	—%
100 basis point decrease	3,876.2	170.6	11.7%
200 basis point decrease	4,042.8	337.2	23.1%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that increases of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures at March 31, 2016 have not changed materially compared to December 31, 2015. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. The table below summarizes the Company's fixed maturity investments by major rating category:

	March 31, 2016	December 31, 2015
Ratings*
AA+ or better	41.1%	42.3%
AA, AA-, A+, A, A-	33.3%	29.9%
BBB+, BBB, BBB-	22.3%	25.4%
BB+ or lower	3.3%	2.4%
	100.0%	100.0%
* Ratings as assigned by S&P

At March 31, 2016, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on page 38), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 0.9% and 5.5% of the Company’s total fixed income securities fair value, respectively.

The Company is exposed to credit risk for business written through brokers if any of the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed on March 1, 2016, respectively, for detailed information on three brokers that accounted for approximately 36.9% of the Company’s gross premiums written in the Diversified Reinsurance segment for the year ended December 31, 2015.

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AmTrust International Insurance, Ltd. and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AmTrust. Reinsurance balances receivable from the Company’s clients at March 31, 2016 were $598.3 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances.

In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients, and the loan to related party in the case of AmTrust, against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2016.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $83.5 million at March 31, 2016 compared to $71.2 million at the end of December 31, 2015. Of these reinsurance recoverables, at March 31, 2016, $18.4 million or 22.1%, compared to $35.0 million or 49.2%, at December 31, 2015 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's exposure to reinsurance counterparties:

	March 31, 2016	December 31, 2015
A or better	97.9%	99.1%
B++ or lower	2.1%	0.9%
	100.0%	100.0%

In respect of our exposure to counterparties with A.M. Best ratings of BB+ or lower, in certain circumstances, the Company requests collateral in the form of a letter of credit or funds withheld. At March 31, 2016, 83.5% (December 31, 2015 - 69.4%) of such reinsurance recoverables were collateralized.

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the three months ended March 31, 2016, $60.7 million or 7.7%, of our net premiums written and $283.4 million or 11.0%, of our reserve for loss and LAE were transacted in euro.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general overview on the uncertain economic issues relating to the euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2016, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $9.7 million and $19.3 million, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Items 2(a) and (b) are not applicable.

2. (c) Share Repurchases
The table below details the repurchases that were made during the three months ended March 31, 2016, which represent withholdings from employees in respect of tax obligations on the vesting of restricted shares:

For the Three Months Ended March 31, 2016	Total number of shares repurchased*	Average price paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Dollar amount still available under trading plan
				($ in Millions)
January 1, 2016 - January 31, 2016	3,351	$14.91	—	$75.0
February 1, 2016 - February 28, 2016	11,438	13.18	—	75.0
March 1, 2016 - March 31, 2016	20,469	13.16	—	75.0
Total	35,258	13.33	—	75.0
* From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Share Incentive Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

On July 24, 2014, the Company's Board of Directors approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.

Subsequent to the three months ended March 31, 2016 and through the period ended May 9, 2016, the Company did not repurchase any additional common shares.

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

Submission of Matters to a Vote of Security Holders

(a) The 2016 Annual General Meeting of Shareholders of the Company was held on May 4, 2016.

(b) Matters voted on at the meeting and the number of votes cast:

1. To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2017 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	56,684,414	3,192,198	7,629,144
Simcha G. Lyons	54,217,110	5,659,502	7,629,144
Raymond M. Neff	58,718,854	1,157,758	7,629,144
Yehuda L. Neuberger	54,261,303	5,615,309	7,629,144
Steven H. Nigro	58,718,214	1,158,398	7,629,144

2. To elect five directors to the Board of Directors of Maiden Reinsurance Ltd. to serve until the 2017 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Patrick J. Haveron	59,534,069	342,543	7,629,144
David A. Lamneck	59,531,865	344,747	7,629,144
Lawrence F. Metz	59,531,585	345,027	7,629,144
Arturo M. Raschbaum	59,530,846	345,766	7,629,144
Karen L. Schmitt	59,536,679	339,933	7,629,144

3. To elect five directors to the Board of Directors of Maiden Global Holdings, Ltd. to serve until the 2017 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Patrick J. Haveron	59,531,525	345,087	7,629,144
Lawrence F. Metz	59,531,275	345,337	7,629,144
Arturo M. Raschbaum	59,528,859	347,753	7,629,144
Maxwell F. Reid	59,531,672	344,940	7,629,144
Karen L. Schmitt	59,535,599	341,013	7,629,144

4. To ratify the selections of BDO USA, LLP to serve as the Company's and BDO LLP as Maiden Global Holdings, Ltd.'s independent registered public accounting firm for the year ending December 31, 2016, BDO USA, LLP as Maiden Reinsurance Ltd.'s independent registered U.S. GAAP financial statement auditor and Arthur Morris and Company Limited as Maiden Reinsurance Ltd.'s independent approved Bermuda statutory statement auditor for the year ending December 31, 2016:

Voted For	Voted Against	Abstain	Broker Non-Vote
67,139,162	232,484	134,110	—

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
101.1
The following materials from Maiden Holdings, Ltd. Quarterly Report on Form 10-Q, formatted in XBRL (eXtensive Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Income, (iii) the unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the unaudited Condensed Consolidated Statements of Changes in Shareholders' Equity, (v) the unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

MAIDEN HOLDINGS, LTD.
By:
May 10, 2016		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer