Form 10-Q
period 2016-06-30
Maiden Holdings, Ltd.
filed 2016-08-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 3, 2016, the number of the Registrant's Common Stock ($.01 par value) outstanding was 74,017,725.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2016: $3,374,192; 2015: $3,562,864)	$3,452,605	$3,508,088
Fixed maturities, held-to-maturity, at amortized cost (fair value 2016: $794,671; 2015: $598,975)	761,713	607,843
Other investments, at fair value (cost 2016: $10,743; 2015: $10,816)	11,827	11,812
Total investments	4,226,145	4,127,743
Cash and cash equivalents	127,459	89,641
Restricted cash and cash equivalents	378,328	242,859
Accrued investment income	32,572	32,288
Reinsurance balances receivable, net (includes $225,116 and $147,365 from related parties in 2016 and 2015, respectively)	554,069	377,318
Reinsurance recoverable on unpaid losses (includes $1,404 and $2,177 from related parties in 2016 and 2015, respectively)	90,805	71,248
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses, net (includes $388,242 and $341,025 from related parties in 2016 and 2015, respectively)	455,522	397,548
Goodwill and intangible assets, net	80,728	81,920
Other assets	157,396	115,038
Total assets	$6,270,999	$5,703,578
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,553,226 and $1,443,639 from related parties in 2016 and 2015, respectively)	$2,636,631	$2,510,101
Unearned premiums (includes $1,216,454 and $1,077,460 from related parties in 2016 and 2015, respectively)	1,583,477	1,354,572
Accrued expenses and other liabilities	168,756	139,873
Senior notes
Principal amount	362,500	360,000
Less unamortized issuance costs	11,252	10,067
Senior notes, net	351,248	349,933
Total liabilities	4,740,112	4,354,479
Commitments and Contingencies
EQUITY
Preference shares	480,000	480,000
Common shares ($0.01 par value: 75,066,428 and 74,735,785 shares issued in 2016 and 2015, respectively; 74,016,525 and 73,721,140 shares outstanding in 2016 and 2015, respectively)	751	747
Additional paid-in capital	581,452	579,178
Accumulated other comprehensive income (loss)	118,926	(23,767)
Retained earnings	353,576	316,184
Treasury shares, at cost (1,049,903 and 1,014,645 shares in 2016 and 2015, respectively)	(4,991)	(4,521)
Total Maiden shareholders’ equity	1,529,714	1,347,821
Noncontrolling interest in subsidiaries	1,173	1,278
Total equity	1,530,887	1,349,099
Total liabilities and equity	$6,270,999	$5,703,578

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Gross premiums written	$688,322	$674,168	$1,552,436	$1,508,434
Net premiums written	$650,427	$629,618	$1,443,258	$1,426,601
Change in unearned premiums	(12,863)	(20,198)	(189,685)	(239,862)
Net premiums earned	637,564	609,420	1,253,573	1,186,739
Other insurance revenue	1,525	2,252	6,351	7,231
Net investment income	35,323	35,157	71,625	63,417
Net realized gains on investment	334	242	2,611	1,111
Total revenues	674,746	647,071	1,334,160	1,258,498
Expenses:
Net loss and loss adjustment expenses	426,989	414,927	830,610	792,333
Commission and other acquisition expenses	185,727	175,697	380,795	354,039
General and administrative expenses	17,290	16,301	32,786	32,498
Interest and amortization expenses	7,193	7,266	14,458	14,530
Accelerated amortization of senior note issuance cost	2,345	—	2,345	—
Amortization of intangible assets	615	710	1,230	1,420
Foreign exchange and other (gains) losses	(5,520)	5,191	(5,787)	(2,635)
Total expenses	634,639	620,092	1,256,437	1,192,185
Income before income taxes	40,107	26,979	77,723	66,313
Income tax expense	220	468	1,007	1,268
Net income	39,887	26,511	76,716	65,045
Loss attributable to noncontrolling interest	46	92	110	47
Net income attributable to Maiden shareholders	39,933	26,603	76,826	65,092
Dividends on preference shares	(9,023)	(6,084)	(18,700)	(12,168)
Net income attributable to Maiden common shareholders	$30,910	$20,519	$58,126	$52,924
Basic earnings per share attributable to Maiden common shareholders	$0.42	$0.28	$0.79	$0.72
Diluted earnings per share attributable to Maiden common shareholders	$0.39	$0.27	$0.75	$0.69
Dividends declared per common share	$0.14	$0.13	$0.28	$0.26

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$39,887	$26,511	$76,716	$65,045
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period	44,356	(56,670)	147,744	(63,611)
Adjustment for reclassification of net realized (gains) losses recognized in net income	(448)	(66)	200	83
Foreign currency translation adjustment	5,537	(9,878)	(5,197)	9,057
Other comprehensive income (loss), before tax	49,445	(66,614)	142,747	(54,471)
Income tax (expense) benefit related to components of other comprehensive income	(3)	57	(39)	64
Other comprehensive income (loss), after tax	49,442	(66,557)	142,708	(54,407)
Comprehensive income (loss)	89,329	(40,046)	219,424	10,638
Net loss attributable to noncontrolling interest	46	92	110	47
Other comprehensive loss (income) attributable to noncontrolling interest	14	(8)	(15)	47
Comprehensive loss attributable to noncontrolling interest	60	84	95	94
Comprehensive income (loss) attributable to Maiden shareholders	$89,389	$(39,962)	$219,519	$10,732

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2016	2015
Preference shares
Beginning balance	$480,000	$315,000
Ending balance	480,000	315,000
Common shares
Beginning balance	747	739
Exercise of options and issuance of shares	4	7
Ending balance	751	746
Additional paid-in capital
Beginning balance	579,178	578,445
Exercise of options and issuance of common shares	438	2,619
Share-based compensation expense	1,836	1,548
Ending balance	581,452	582,612
Accumulated other comprehensive income
Beginning balance	(23,767)	95,293
Change in net unrealized gains (losses) on investments, net of reclassification adjustment and deferred income tax expense	147,905	(63,464)
Foreign currency translation adjustments	(5,212)	9,104
Ending balance	118,926	40,933
Retained earnings
Beginning balance	316,184	255,084
Net income attributable to Maiden shareholders	76,826	65,092
Dividends on preference shares	(18,700)	(12,168)
Dividends on common shares	(20,734)	(19,124)
Ending balance	353,576	288,884
Treasury shares
Beginning balance	(4,521)	(3,867)
Shares repurchased for treasury	(470)	(654)
Ending balance	(4,991)	(4,521)
Noncontrolling interest in subsidiaries
Beginning balance	1,278	472
Acquisition of subsidiary	14	1,710
Dividend paid to noncontrolling interest	(24)	(25)
Loss attributable to noncontrolling interest	(110)	(47)
Foreign currency translation adjustments	15	(47)
Ending balance	1,173	2,063
Total equity	$1,530,887	$1,225,717

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2016	2015
Cash flows from operating activities:
Net income	$76,716	$65,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,838	2,548
Net realized gains on investment	(2,611)	(1,111)
Foreign exchange and other gains	(5,787)	(2,635)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(173,947)	(93,244)
Reinsurance recoverable on unpaid losses	(19,931)	(15,410)
Accrued investment income	(233)	(2,086)
Deferred commission and other acquisition expenses	(53,800)	(71,668)
Other assets	(41,288)	(45,573)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	129,615	209,199
Unearned premiums	217,596	281,771
Accrued expenses and other liabilities	26,869	51,599
Net cash provided by operating activities	165,037	378,435
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(363,083)	(884,863)
Purchases of other investments	(92)	(144)
Sale of investments:
Proceeds from sales of fixed maturities – available-for-sale	86,663	86,498
Proceeds from maturities and calls of fixed maturities	322,342	370,441
Proceeds from redemption of other investments	527	74
(Increase) decrease in restricted cash and cash equivalents, net	(135,417)	29,775
Other, net	(333)	(594)
Net cash used in investing activities	(89,393)	(398,813)
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	106,535	—
Redemption of 2011 senior notes	(107,500)	—
Common share issuance	442	2,626
Repurchase of common shares for treasury	(470)	(654)
Dividends paid to common shareholders	(20,693)	(19,043)
Dividends paid to preference shareholders	(18,700)	(12,168)
Net cash used in financing activities	(40,386)	(29,239)
Effect of exchange rate changes on foreign currency cash	2,560	(1,126)
Net increase (decrease) in cash and cash equivalents	37,818	(50,743)
Cash and cash equivalents, beginning of period	89,641	108,119
Cash and cash equivalents, end of period	$127,459	$57,376

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Maiden Holdings, Ltd. ("Maiden Holdings") and its subsidiaries (the "Company" or "Maiden") and have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP" or "U.S. GAAP") for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated.

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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as available for sale ("AFS") in Accumulated Other Comprehensive Income ("AOCI"). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

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

Accounting for Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 guidance that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for available-for-sale debt securities rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

3. Segment Reporting

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies primarily located in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance Ltd. ("Maiden Bermuda") from AmTrust Financial Services, Inc. ("AmTrust"), primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Please refer to "Note 6. Related Party Transactions" for additional information. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business have been included in the "Other" category.

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

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended June 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$164,834	$523,488	$—	$688,322
Net premiums written	$161,294	$489,133	$—	$650,427
Net premiums earned	$190,755	$446,809	$—	$637,564
Other insurance revenue	1,525	—	—	1,525
Net loss and loss adjustment expenses ("LAE")	(144,246)	(282,619)	(124)	(426,989)
Commission and other acquisition expenses	(45,496)	(140,230)	(1)	(185,727)
General and administrative expenses	(9,079)	(963)	—	(10,042)
Underwriting income (loss)	$(6,541)	$22,997	$(125)	$16,331
Reconciliation to net income
Net investment income and realized gains on investment				35,657
Interest and amortization expenses				(7,193)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(615)
Foreign exchange and other gains				5,520
Other general and administrative expenses				(7,248)
Income tax expense				(220)
Net income				$39,887

Net loss and LAE ratio (1)	75.0%	63.3%		66.8%
Commission and other acquisition expense ratio (2)	23.7%	31.4%		29.1%
General and administrative expense ratio (3)	4.7%	0.2%		2.7%
Combined ratio (4)	103.4%	94.9%		98.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended June 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$151,646	$522,522	$—	$674,168
Net premiums written	$144,785	$484,833	$—	$629,618
Net premiums earned	$184,803	$424,617	$—	$609,420
Other insurance revenue	2,252	—	—	2,252
Net loss and LAE	(142,992)	(270,142)	(1,793)	(414,927)
Commission and other acquisition expenses	(42,412)	(133,147)	(138)	(175,697)
General and administrative expenses	(8,438)	(797)	—	(9,235)
Underwriting income (loss)	$(6,787)	$20,531	$(1,931)	$11,813
Reconciliation to net income
Net investment income and realized gains on investment				35,399
Interest and amortization expenses				(7,266)
Amortization of intangible assets				(710)
Foreign exchange and other losses				(5,191)
Other general and administrative expenses				(7,066)
Income tax expense				(468)
Net income				$26,511

Net loss and LAE ratio (1)	76.4%	63.6%		67.8%
Commission and other acquisition expense ratio (2)	22.7%	31.4%		28.7%
General and administrative expense ratio (3)	4.5%	0.2%		2.7%
Combined ratio (4)	103.6%	95.2%		99.2%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$480,638	$1,071,798	$—	$1,552,436
Net premiums written	$447,430	$995,828	$—	$1,443,258
Net premiums earned	$363,011	$890,562	$—	$1,253,573
Other insurance revenue	6,351	—	—	6,351
Net loss and LAE	(263,322)	(564,393)	(2,895)	(830,610)
Commission and other acquisition expenses	(100,027)	(280,768)	—	(380,795)
General and administrative expenses	(17,679)	(1,549)	—	(19,228)
Underwriting income (loss)	$(11,666)	$43,852	$(2,895)	$29,291
Reconciliation to net income
Net investment income and realized gains on investment				74,236
Interest and amortization expenses				(14,458)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(1,230)
Foreign exchange and other gains				5,787
Other general and administrative expenses				(13,558)
Income tax expense				(1,007)
Net income				$76,716

Net loss and LAE ratio (1)	71.3%	63.4%		65.9%
Commission and other acquisition expense ratio (2)	27.1%	31.5%		30.2%
General and administrative expense ratio (3)	4.8%	0.2%		2.6%
Combined ratio (4)	103.2%	95.1%		98.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$456,987	$1,051,448	$(1)	$1,508,434
Net premiums written	$438,983	$987,617	$1	$1,426,601
Net premiums earned	$377,487	$809,250	$2	$1,186,739
Other insurance revenue	7,231	—	—	$7,231
Net loss and LAE	(275,378)	(513,236)	(3,719)	$(792,333)
Commission and other acquisition expenses	(100,618)	(253,283)	(138)	$(354,039)
General and administrative expenses	(17,758)	(1,544)	—	$(19,302)
Underwriting income (loss)	$(9,036)	$41,187	$(3,855)	$28,296
Reconciliation to net income
Net investment income and realized gains on investment				64,528
Interest and amortization expenses				(14,530)
Amortization of intangible assets				(1,420)
Foreign exchange and other gains				2,635
Other general and administrative expenses				(13,196)
Income tax expense				(1,268)
Net income				$65,045

Net loss and LAE ratio (1)	71.6%	63.4%		66.3%
Commission and other acquisition expense ratio (2)	26.2%	31.3%		29.7%
General and administrative expense ratio (3)	4.5%	0.2%		2.7%
Combined ratio (4)	102.3%	94.9%		98.7%

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

The following tables summarize the total assets of our reportable segments including the reconciliation to our consolidated assets at June 30, 2016 and December 31, 2015:

June 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,828,411	$3,712,856	$5,541,267
Corporate assets	—	—	729,732
Total Assets	$1,828,411	$3,712,856	$6,270,999

December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,644,541	$3,178,859	$4,823,400
Corporate assets	—	—	880,178
Total Assets	$1,644,541	$3,178,859	$5,703,578

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three and six months ended June 30, 2016 and 2015:

For the Three Months Ended June 30,	2016		2015
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$31,516	4.8%	$30,394	4.8%
Casualty	94,692	14.6%	86,808	13.8%
Accident and Health	13,723	2.1%	10,458	1.7%
International	21,363	3.3%	17,125	2.7%
Total Diversified Reinsurance	161,294	24.8%	144,785	23.0%
AmTrust Reinsurance
Small Commercial Business	306,425	47.1%	303,000	48.1%
Specialty Program	92,507	14.2%	100,876	16.0%
Specialty Risk and Extended Warranty	90,201	13.9%	80,957	12.9%
Total AmTrust Reinsurance	489,133	75.2%	484,833	77.0%
	$650,427	100.0%	$629,618	100.0%

For the Three Months Ended June 30,	2016		2015
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$40,392	6.3%	$32,662	5.4%
Casualty	107,677	16.9%	115,965	19.0%
Accident and Health	19,548	3.1%	15,067	2.5%
International	23,138	3.6%	21,109	3.5%
Total Diversified Reinsurance	190,755	29.9%	184,803	30.4%
AmTrust Reinsurance
Small Commercial Business	279,612	43.9%	252,444	41.4%
Specialty Program	77,488	12.2%	73,378	12.0%
Specialty Risk and Extended Warranty	89,709	14.0%	98,795	16.2%
Total AmTrust Reinsurance	446,809	70.1%	424,617	69.6%
	$637,564	100.0%	$609,420	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Six Months Ended June 30,	2016		2015
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$93,385	6.5%	$98,908	6.9%
Casualty	249,972	17.3%	258,339	18.1%
Accident and Health	53,295	3.7%	40,565	2.9%
International	50,778	3.5%	41,171	2.9%
Total Diversified Reinsurance	447,430	31.0%	438,983	30.8%
AmTrust Reinsurance
Small Commercial Business	668,924	46.4%	626,201	43.9%
Specialty Program	169,298	11.7%	175,456	12.3%
Specialty Risk and Extended Warranty	157,606	10.9%	185,960	13.0%
Total AmTrust Reinsurance	995,828	69.0%	987,617	69.2%
Other	—	—%	1	—%
	$1,443,258	100.0%	$1,426,601	100.0%

For the Six Months Ended June 30,	2016		2015
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$73,102	5.8%	$73,285	6.2%
Casualty	207,843	16.6%	234,903	19.8%
Accident and Health	37,352	3.0%	27,268	2.3%
International	44,714	3.6%	42,031	3.5%
Total Diversified Reinsurance	363,011	29.0%	377,487	31.8%
AmTrust Reinsurance
Small Commercial Business	544,103	43.4%	477,435	40.2%
Specialty Program	161,687	12.9%	130,388	11.0%
Specialty Risk and Extended Warranty	184,772	14.7%	201,427	17.0%
Total AmTrust Reinsurance	890,562	71.0%	809,250	68.2%
Other	—	—%	2	—%
	$1,253,573	100.0%	$1,186,739	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of investment in fixed maturities and other investments as of June 30, 2016 and December 31, 2015 are as follows:

June 30, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,180	$372	$—	$5,552
U.S. agency bonds – mortgage-backed	1,411,283	41,697	(1,185)	1,451,795
U.S. agency bonds – other	4,251	423	—	4,674
Non-U.S. government and supranational bonds	36,151	286	(3,619)	32,818
Asset-backed securities	189,218	6,593	(932)	194,879
Corporate bonds	1,665,920	70,807	(42,408)	1,694,319
Municipal bonds	62,189	6,379	—	68,568
Total AFS fixed maturities	3,374,192	126,557	(48,144)	3,452,605
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	761,713	33,991	(1,033)	794,671
Total HTM fixed maturities	761,713	33,991	(1,033)	794,671
Other investments	10,743	1,084	—	11,827
Total investments	$4,146,648	$161,632	$(49,177)	$4,259,103

December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,714	$312	$(16)	$6,010
U.S. agency bonds – mortgage-backed	1,471,782	15,399	(10,190)	1,476,991
U.S. agency bonds – other	23,734	577	—	24,311
Non-U.S. government and supranational bonds	35,128	—	(4,584)	30,544
Asset-backed securities	165,719	1,174	(1,089)	165,804
Corporate bonds	1,798,610	38,070	(97,012)	1,739,668
Municipal bonds	62,177	2,583	—	64,760
Total AFS fixed maturities	3,562,864	58,115	(112,891)	3,508,088
HTM fixed maturities:
Corporate bonds	607,843	3,458	(12,326)	598,975
Total HTM fixed maturities	607,843	3,458	(12,326)	598,975
Other investments	10,816	1,091	(95)	11,812
Total investments	$4,181,523	$62,664	$(125,312)	$4,118,875

During the second quarter of 2016, we designated additional fixed maturities with a total fair value of $155,538 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $15,770 at the designation date was reported in the carrying value of the HTM securities and is amortized through Other Comprehensive Income over the remaining life of the securities using the effective interest method in a manner consistent with the amortization of any premium or discount.

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without prepayment penalties.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	AFS fixed maturities		HTM fixed maturities
June 30, 2016	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$130,284	$127,026	$—	$—
Due after one year through five years	377,161	378,005	225,081	228,114
Due after five years through ten years	1,251,826	1,285,794	531,545	561,450
Due after ten years	14,420	15,106	5,087	5,107
	1,773,691	1,805,931	761,713	794,671
U.S. agency bonds – mortgage-backed	1,411,283	1,451,795	—	—
Asset-backed securities	189,218	194,879	—	—
Total fixed maturities	$3,374,192	$3,452,605	$761,713	$794,671

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
June 30, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$1,613	$(8)	$57,431	$(1,177)	$59,044	$(1,185)
Non–U.S. government and supranational bonds	1,078	(44)	27,774	(3,575)	28,852	(3,619)
Asset-backed securities	47,629	(932)	—	—	47,629	(932)
Corporate bonds	103,933	(4,232)	378,880	(39,209)	482,813	(43,441)
Total temporarily impaired fixed maturities	$154,253	$(5,216)	$464,085	$(43,961)	$618,338	$(49,177)

As of June 30, 2016, there were approximately 141 securities in an unrealized loss position with a fair value of $618,338 and unrealized losses of $49,177. Of these securities, there are 93 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $464,085 and unrealized losses of $43,961.

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

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its investment portfolio in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at June 30, 2016. For the three and six months ended June 30, 2016 and 2015, the Company recognized no OTTI.

The following summarizes the credit ratings of our fixed maturities:

Ratings* as of June 30, 2016	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$5,180	$5,552	0.1%
U.S. agency bonds	1,415,534	1,456,469	34.3%
AAA	167,166	176,605	4.2%
AA+, AA, AA-	234,090	245,115	5.8%
A+, A, A-	1,211,299	1,249,125	29.4%
BBB+, BBB, BBB-	940,206	956,705	22.5%
BB+ or lower	162,430	157,705	3.7%
Total	$4,135,905	$4,247,276	100.0%

Ratings* as of December 31, 2015	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$5,714	$6,010	0.1%
U.S. agency bonds	1,495,516	1,501,302	36.6%
AAA	170,190	170,391	4.1%
AA+, AA, AA-	222,506	223,084	5.4%
A+, A, A-	1,075,550	1,066,794	26.0%
BBB+, BBB, BBB-	1,077,064	1,039,228	25.3%
BB+ or lower	124,167	100,254	2.5%
Total	$4,170,707	$4,107,063	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(b) Other Investments

The table below shows our portfolio of other investments:

	June 30, 2016		December 31, 2015
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in quoted equity	$5,265	44.5%	$4,905	41.5%
Investments in limited partnerships	5,562	47.0%	5,907	50.0%
Other	1,000	8.5%	1,000	8.5%
Total other investments	$11,827	100.0%	$11,812	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $609 at June 30, 2016.

(c) Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income:

For the Three Months Ended June 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$47	$(12)	$35
Other investments	299	—	299
Net realized gains on investment	$346	$(12)	$334

For the Three Months Ended June 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$203	$—	$203
Other investments	39	—	39
Net realized gains on investment	$242	$—	$242

For the Six Months Ended June 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$3,140	$(891)	$2,249
Other investments	362	—	362
Net realized gains on investment	$3,502	$(891)	$2,611

For the Six Months Ended June 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$1,048	$—	$1,048
Other investments	63	—	63
Net realized gains on investment	$1,111	$—	$1,111

Proceeds from sales of AFS fixed maturities were $18,826 and $86,663 for the three and six months ended June 30, 2016, respectively (June 30, 2015 - $29,859 and $86,498, respectively). Net unrealized gains were as follows:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	June 30, 2016	December 31, 2015
Fixed maturities	$92,834	$(55,024)
Other investments	1,084	996
Total net unrealized gain (loss)	93,918	(54,028)
Deferred income tax expense	(125)	(84)
Net unrealized gains, net of deferred income tax	$93,793	$(54,112)
Change in net unrealized gains, net of deferred income tax	$147,905

(d) Restricted Cash and Cash Equivalents and Investments

We are required to maintain assets to serve as collateral for our reinsurance liabilities under various reinsurance agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

	June 30, 2016	December 31, 2015
Restricted cash and cash equivalents – third party agreements	$97,001	$102,837
Restricted cash and cash equivalents – related party agreements	281,210	139,944
Restricted cash and cash equivalents – U.S. state regulatory authorities	117	78
Total restricted cash and cash equivalents	378,328	242,859
Restricted investments AFS – in trust for third party agreements at fair value (Amortized cost: 2016 – $1,115,030; 2015 – $1,081,202)	1,148,048	1,067,602
Restricted investments AFS – in trust for related party agreements at fair value (Amortized cost: 2016 – $1,726,025; 2015 – $1,781,178)	1,764,902	1,754,705
Restricted investments HTM – in trust for related party agreements at fair value (Amortized cost: 2016 – $761,713; 2015 – $607,843)	794,671	598,975
Restricted investments AFS – in trust for U.S. state regulatory authorities (Amortized cost: 2016 – $4,050; 2015 – $4,071)	4,351	4,303
Total restricted investments	3,711,972	3,425,585
Total restricted cash and cash equivalents and investments	$4,090,300	$3,668,444

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at June 30, 2016.

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

June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,552	$—	$—	$5,552
U.S. agency bonds – mortgage-backed	—	1,451,795	—	1,451,795
U.S. agency bonds – other	—	4,674	—	4,674
Non-U.S. government and supranational bonds	—	32,818	—	32,818
Asset-backed securities	—	194,879	—	194,879
Corporate bonds	—	1,694,319	—	1,694,319
Municipal bonds	—	68,568	—	68,568
Other investments	5,265	—	6,562	11,827
Total	$10,817	$3,447,053	$6,562	$3,464,432
As a percentage of total assets	0.2%	55.0%	0.1%	55.3%

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

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.8% and 99.9% of its fixed maturities at June 30, 2016 and December 31, 2015, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At June 30, 2016 and December 31, 2015, 0.2% and 0.1%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of three and two securities, or approximately $8,824 and $4,943, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2016 and December 31, 2015, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There have not been any transfers between Level 1 and Level 2 during the periods represented by these unaudited Condensed Consolidated Financial Statements.

(c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	June 30, 2016	June 30, 2015
Balance at beginning of period	$6,765	$6,755
Total realized gains – included in net realized gains on investment	299	39
Change in total unrealized gains – included in other comprehensive income (loss)	(328)	110
Purchases	46	47
Redemptions	(220)	(45)
Balance at end of period	$6,562	$6,906

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

	For the Six Months Ended
Other investments:	June 30, 2016	June 30, 2015
Balance at beginning of period	$6,907	$6,581
Total realized gains – included in net realized gains on investment	362	63
Change in total unrealized gains – included in other comprehensive income (loss)	(272)	192
Purchases	92	144
Redemptions	(527)	(74)
Balance at end of period	$6,562	$6,906

(d) Financial Instruments not measured at Fair Value

The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM - corporate bonds	$761,713	$794,671	$607,843	$598,975
Total financial assets	$761,713	$794,671	$607,843	$598,975
Financial Liabilities
MHNA - 8.25%	$—	$—	$107,500	$110,424
MHNB - 8.00%	100,000	104,760	100,000	105,328
MHNC - 7.75%	152,500	164,700	152,500	165,456
MHLA - 6.625%	110,000	112,200	—	—
Total financial liabilities	$362,500	$381,660	$360,000	$381,208

6. Long-Term Debt

Senior Notes

Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), completed public debt offerings on four separate occasions, with the issuance of Senior Notes in 2011, 2012, 2013 and 2016, respectively, (the "Senior Notes"). Each of the issuances made by Maiden NA, namely the 2011, 2012 and 2013 Senior Notes, is fully and unconditionally guaranteed by the Company. The Senior Notes are an unsecured and unsubordinated obligation of the Company.

On June 14, 2016, Maiden Holdings issued $110,000 6.625% Senior Notes for cash.

On June 15, 2016, Maiden NA fully redeemed all of its 2011 Senior Notes using the proceeds from the 2016 Senior Notes issuance. The 2011 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $107,500 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining debt issuance cost of $2,345.

The following table details the Company's outstanding Senior Notes issuances as of June 30, 2016:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Long-Term Debt (continued)

	2012 Senior Notes	2013 Senior Notes	2016 Senior Notes
Principal	$100,000	$152,500	$110,000
Debt Issuance Costs	3,406	5,054	3,715
Net Proceeds	$96,594	$147,446	$106,285

Unamortized debt issuance costs	$2,922	$4,617	$3,713

Other details:
Maturity date	March 27, 2042	December 1, 2043	June 14, 2046
Earliest redeemable date (for cash)	March 27, 2017	December 1, 2018	June 14, 2021
Coupon rate	8.00%	7.75%	6.625%
Effective interest rate	8.28%	8.04%	7.07%

7. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. As of June 30, 2016 Leah Karfunkel (wife of Michael Karfunkel), George Karfunkel and Barry Zyskind own or control approximately 20.1% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust, and combined they own or control approximately 47.8% of the outstanding shares of AmTrust. AmTrust owns 11.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) own a combined 43.0% of the common stock of NGHC. Barry Zyskind is the non-executive chairman of NGHC.

AmTrust

The following describes transactions between the Company and AmTrust.

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement"). Under the Reinsurance Agreement, AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance (and in the case of AmTrust's U.K. insurance subsidiary, AmTrust Europe Limited ("AEL"), net of commissions) and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

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

The Company recorded approximately $143,380 and $284,431 of ceding commission expense for the three and six months ended June 30, 2016, respectively (June 30, 2015 - $130,951 and $248,153, respectively) as a result of both these quota share arrangements with AmTrust.

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

The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $5 and $12 of ceded premiums and $0 and $1 ceding commission income for the three and six months ended June 30, 2016, (June 30, 2015 - $21 and $45 of premiums ceded and $2 and $3 of ceding commission income, respectively).

Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three and six months ended June 30, 2016, the Company recorded approximately $248 and $440 net premiums earned and $49 and $100 of commission expense, respectively, (June 30, 2015 - $173 and $329 net premiums earned and $45 and $82 commission expense, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at June 30, 2016 and December 31, 2015 pursuant to a loan agreement entered into between those parties. This loan was assigned to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at June 30, 2016, was approximately $2,601,548 (December 31, 2015 - $2,256,383) and the accrued interest was $16,893 (December 31, 2015 - $15,448). Please refer to "Note 4. (d) Investments" for additional information.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Related Party Transactions (continued)

b) European Hospital Liability Quota Share

AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (d) Investments" for additional information.

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $5,890 and $11,678 of reinsurance brokerage expense for the three and six months ended June 30, 2016, respectively (June 30, 2015 - $5,427 and $10,307 respectively) and deferred reinsurance brokerage of $15,197 at June 30, 2016 (December 31, 2015 - $13,464) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,697 and $3,342 of investment management fees for the three and six months ended June 30, 2016, respectively (June 30, 2015 - $1,506 and $2,937, respectively) as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively.

The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and six months ended June 30, 2016, the Company recorded an expense of $17 and $39, respectively (June 30, 2015 - $26 and $50, respectively) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company and NGHC mutually agreed the termination of the NGHC Quota Share on a run-off basis effective on that date. Consequently, Maiden Bermuda recorded no ceding commission expense for the three and six months ended June 30, 2016 and 2015, respectively, as a result of this transaction.

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

Under these agreements, Maiden US recorded approximately $52 and $157 of premiums earned for the three and six months ended June 30, 2016, respectively (June 30, 2015 - $111 and $198, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Related Party Transactions (continued)

Effective May 1, 2015, Maiden US entered into an agreement with several NGHC subsidiaries for medical excess of loss programs. This program covers employer aggregate and traditional specific medical stop loss policies underwritten by the Managing General Agent that they support. The NGHC companies covered under the treaty are Integon Indemnity Insurance Company, Integon National Insurance Company and National Health Insurance Company. This agreement was renewed for another year and now terminates on April 30, 2017 with either party having the right to cancel by giving 60 days notice to the other party in the event that other party fails to maintain certain financial and other criteria. Upon expiration of this agreement, coverage remains in full force and effect on all assumed liability for policies in force on the date of expiration until expiration, cancellation or next anniversary date of such subject policies.

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

Under these agreements, Maiden US recorded approximately $115 and $159 of premiums earned for the three and six months ended June 30, 2016, respectively (June 30, 2015 - $3 and $3, respectively).

8. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended June 30,	2016	2015
Numerator:
Net income attributable to Maiden shareholders	$39,933	$26,603
Dividends on preference shares - Series A	(3,094)	(3,094)
Dividends on convertible preference shares - Series B	(2,990)	(2,990)
Dividends on preference shares - Series C	(2,939)	—
Amount allocated to participating common shareholders(1)	(19)	(16)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$30,891	$20,503
Potentially dilutive securities
Dividends on convertible preference shares - Series B	2,990	2,990
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$33,881	$23,493
Denominator:
Weighted average number of common shares outstanding – basic	73,997,759	73,482,506
Potentially dilutive securities:
Share options and restricted share units	1,009,595	1,302,780
Convertible preference shares(2)	10,919,272	10,781,420
Adjusted weighted average number of common shares and assumed conversions – diluted	85,926,626	85,566,706
Basic earnings per share attributable to Maiden common shareholders:	$0.42	$0.28
Diluted earnings per share attributable to Maiden common shareholders:	$0.39	$0.27

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Earnings per Common Share (continued)

For the Six Months Ended June 30,	2016	2015
Numerator:
Net income attributable to Maiden shareholders	$76,826	$65,092
Dividends on preference shares - Series A	(6,188)	(6,188)
Dividends on convertible preference shares - Series B	(5,980)	(5,980)
Dividends on preference shares - Series C	(6,532)	—
Amount allocated to participating common shareholders(1)	(36)	(42)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$58,090	$52,882
Potentially dilutive securities
Dividends on convertible preference shares- Series B	5,980	5,980
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$64,070	$58,862
Denominator:
Weighted average number of common shares outstanding – basic	73,934,518	73,284,559
Potentially dilutive securities:
Share options and restricted share units	1,040,272	1,348,365
Convertible preference shares(2)	10,919,272	10,781,420
Adjusted weighted average number of common shares and assumed conversions – diluted	85,894,062	85,414,344
Basic earnings per share attributable to Maiden common shareholders:	$0.79	$0.72
Diluted earnings per share attributable to Maiden common shareholders:	$0.75	$0.69

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for the terms and conditions of each of these anti-dilutive instruments. Furthermore, the current number of additional common shares that could possibly be issued on conversion, if conversion after July 1, 2016 was permitted in accordance with the terms and conditions of Form 424B Prospectus Supplement filed with the SEC, is 319,150, an increase of 44,866 common shares since April 1, 2016.

9. Shareholders' Equity

At June 30, 2016, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 75,066,428 common shares, of which 74,016,525 are outstanding, and issued 15,900,000 preference shares. The remaining 59,033,572 are undesignated at June 30, 2016. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Shareholders' Equity (continued)

For the Three Months Ended June 30, 2016	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$49,888	$19,497	$69,385
Other comprehensive gain before reclassifications	44,353	5,537	49,890
Amounts reclassified from AOCI to net income, net of tax	(448)	—	(448)
Net current period other comprehensive income	43,905	5,537	49,442
Ending balance	93,793	25,034	118,827
Less: AOCI attributable to noncontrolling interest	—	(99)	(99)
Ending balance, Maiden shareholders	$93,793	$25,133	$118,926

For the Three Months Ended June 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$71,794	$35,600	$107,394
Other comprehensive loss before reclassifications	(56,613)	(9,878)	(66,491)
Amounts reclassified from AOCI to net income, net of tax	(66)	—	(66)
Net current period other comprehensive loss	(56,679)	(9,878)	(66,557)
Ending balance	15,115	25,722	40,837
Less: AOCI attributable to noncontrolling interest	—	(96)	(96)
Ending balance, Maiden shareholders	$15,115	$25,818	$40,933

For the Six Months Ended June 30, 2016	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income (loss) before reclassifications	147,705	(5,197)	142,508
Amounts reclassified from AOCI to net income, net of tax	200	—	200
Net current period other comprehensive income (loss)	147,905	(5,197)	142,708
Ending balance	93,793	25,034	118,827
Less: AOCI attributable to noncontrolling interest	—	(99)	(99)
Ending balance, Maiden shareholders	$93,793	$25,133	$118,926

For the Six Months Ended June 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(63,547)	9,057	(54,490)
Amounts reclassified from AOCI to net income, net of tax	83	—	83
Net current period other comprehensive (loss) income	(63,464)	9,057	(54,407)
Ending balance	15,115	25,722	40,837
Less: AOCI attributable to noncontrolling interest	—	(96)	(96)
Ending balance, Maiden shareholders	$15,115	$25,818	$40,933

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Dividends Declared

On May 4, 2016, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.14	July 15, 2016	July 1, 2016

Legal Proceedings

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

11. Subsequent Events

On August 3, 2016, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.14	October 19, 2016	October 5, 2016
Preference shares - Series A	$0.515625	September 15, 2016	September 1, 2016
Preference shares - Series B	$0.90625	September 15, 2016	September 1, 2016
Preference shares - Series C	$0.445313	September 15, 2016	September 1, 2016

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.6 billion in 2015 while significantly enhancing our total capital resources. Total capital resources are approximately $1.9 billion at June 30, 2016.

Most recently, on June 14, 2016, Maiden Holdings issued $110.0 million 6.625% Senior Notes and used the cash proceeds to fully redeem all of Maiden Holdings North America, Ltd ("Maiden NA") 8.25% 2011 Senior Notes due 2041 on June 15, 2016, thus lowering our cost of capital.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Three and six months ended June 30, 2016 and 2015 Financial Highlights

For the Three Months Ended June 30,	2016	2015	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$39.9	$26.5	50.5%
Net income attributable to Maiden common shareholders	$30.9	$20.5	50.6%
Net operating earnings attributable to Maiden common shareholders(1)	$28.4	$28.4	0.1%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.42	$0.28	50.0%
Net operating earnings attributable to Maiden common shareholders(1)	$0.38	$0.39	(2.6)%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.39	$0.27	44.4%
Net operating earnings attributable to Maiden common shareholders(1)	$0.37	$0.37	—%
Dividends per common share	$0.14	$0.13	7.7%
Gross premiums written	$688.3	$674.2	2.1%
Net premiums earned	$637.5	$609.4	4.6%
Underwriting income (3)	$16.3	$11.8	38.2%
Net investment income	$35.3	$35.2	0.5%
Combined ratio(4)	98.6%	99.2%	(0.6)%
Annualized operating return on average common shareholders' equity(1)	11.3%	12.2%	(7.4)%

For the Six Months Ended June 30,	2016	2015	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$76.7	$65.1	17.9%
Net income attributable to Maiden common shareholders	$58.1	$52.9	9.8%
Net operating earnings attributable to Maiden common shareholders(1)	$56.8	$55.0	3.2%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.79	$0.72	9.7%
Net operating earnings attributable to Maiden common shareholders(1)	$0.77	$0.75	2.7%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.75	$0.69	8.7%
Net operating earnings attributable to Maiden common shareholders(1)	$0.73	$0.71	2.8%
Dividends per common share	$0.28	$0.26	7.7%
Gross premiums written	$1,552.4	$1,508.4	2.9%
Net premiums earned	$1,253.6	$1,186.7	5.6%
Underwriting income (3)	$29.3	$28.3	3.5%
Net investment income	$71.6	$63.4	12.9%
Combined ratio(4)	98.7%	98.7%	—%
Annualized operating return on average common shareholders' equity(1)	11.9%	12.1%	(1.7)%

	June 30, 2016	December 31, 2015	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments and cash and cash equivalents(5)	$4,731.9	$4,460.2	6.1%
Total assets	$6,271.0	$5,703.6	10.0%
Reserve for loss and LAE	$2,636.6	$2,510.1	5.0%
Senior notes, net	$351.2	$349.9	0.4%
Maiden common shareholders' equity	$1,049.7	$867.8	21.0%
Maiden shareholders' equity	$1,529.7	$1,347.8	13.5%
Total capital resources(6)	$1,892.2	$1,707.8	10.8%
Ratio of debt to total capital resources	19.2%	21.1%	(9.0)%

Book Value:
Book value per common share(7)	$14.18	$11.77	20.5%
Accumulated dividends per common share	3.03	2.75	10.2%
Book value per common share plus accumulated dividends	$17.21	$14.52	18.5%
Change in book value per common share plus accumulated dividends	$2.69

Diluted book value per common share(8)	$13.96	$11.61	20.2%

(1)
Operating earnings, operating earnings per common share and annualized operating return on average common shareholders' equity are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest GAAP financial measure (net income).

(2)	Please refer to "Note 8. Earnings per Common Share" of the Notes to Condensed Consolidated Financial Statements for the calculation of basic and diluted earnings per common share.

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

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded at June 30, 2016 and December 31, 2015, as they are anti-dilutive.

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

Operating earnings is a performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange and other gains or losses; (3) amortization of intangible assets and non-cash deferred tax expenses; and (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested U.S. E&S business. We exclude net realized gains or losses on investment and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

For the three and six months ended June 30, 2016, we also exclude the accelerated amortization of senior note issuance cost.

Operating earnings and diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$30.9	$20.5	$58.1	$52.9
Add (subtract):
Net realized gains on investment	(0.3)	(0.2)	(2.6)	(1.1)
Foreign exchange and other (gains) losses	(5.5)	5.2	(5.8)	(2.6)
Amortization of intangible assets and non-cash deferred tax expense	0.9	1.0	1.9	2.0
Divested E&S business and NGHC run-off	0.1	1.9	2.9	3.8
Accelerated amortization of senior note issuance costs	2.3	—	2.3	—
Net operating earnings attributable to Maiden common shareholders	$28.4	$28.4	$56.8	$55.0

Diluted earnings per common share attributable to Maiden shareholders	$0.39	$0.27	$0.75	$0.69
Add (subtract):
Net realized gains on investment	—	—	(0.03)	(0.02)
Foreign exchange and other (gains) losses	(0.06)	0.06	(0.07)	(0.03)
Amortization of intangible assets and non-cash deferred tax expense	0.01	0.01	0.02	0.03
Divested E&S business and NGHC run-off	—	0.03	0.03	0.04
Accelerated amortization of senior note issuance cost	0.03	—	0.03	—
Diluted operating earnings per common share attributable to Maiden shareholders	$0.37	$0.37	$0.73	$0.71

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

Operating ROACE for the three and six months ended June 30, 2016 and 2015 was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions)
Net operating earnings attributable to Maiden common shareholders	$28.4	$28.4	$56.8	$55.0
Opening common shareholders’ equity	$979.0	$962.1	$867.8	$925.7
Ending common shareholders’ equity	$1,049.7	$908.7	$1,049.7	$908.7
Average common shareholders’ equity	$1,014.4	$935.4	$958.8	$917.2
Operating ROACE	11.3%	12.2%	11.9%	12.1%

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At June 30, 2016, the book value per common share and diluted book value per common share increased by 20.5% and 20.2% respectively, compared to December 31, 2015 (see "Liquidity and Capital Resources - Investments" on page 45 for further information). Book value per common share and diluted book value per common share at June 30, 2016 and December 31, 2015 was computed as follows:

	June 30, 2016	December 31, 2015
	($ in Millions except per share data)
Ending common shareholders’ equity	$1,049.7	$867.8
Proceeds from assumed conversion of dilutive options	13.1	13.4
Numerator for diluted book value per common share calculation	$1,062.8	$881.2

Common shares outstanding	74,016,525	73,721,140
Shares issued from assumed conversion of dilutive options and restricted share units	2,130,140	2,166,545
Denominator for diluted book value per common share calculation	76,146,665	75,887,685

Book value per common share	$14.18	$11.77
Diluted book value per common share(1)	$13.96	$11.61
(1) The Mandatory Convertible Preference Shares - Series B are excluded at June 30, 2016 and December 31, 2015, as they are anti-dilutive.

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the the sum of total capital resources. The ratio of Debt to Total Capital Resources at June 30, 2016 and December 31, 2015 was computed as follows:

	June 30, 2016	December 31, 2015
	($ in Millions)
Senior notes	$362.5	$360.0
Maiden shareholders’ equity	1,529.7	1,347.8
Total capital resources	$1,892.2	$1,707.8
Ratio of debt to total capital resources	19.2%	21.1%

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

Results of Operations

Selected unaudited Condensed Consolidated Statements of Income data:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
Gross premiums written	$688.3	$674.2	$1,552.4	$1,508.4
Net premiums written	$650.4	$629.6	$1,443.3	$1,426.6
Net premiums earned	$637.5	$609.4	$1,253.6	$1,186.7
Other insurance revenue	1.5	2.3	6.4	7.2
Net loss and loss adjustment expense	(427.0)	(414.9)	(830.6)	(792.3)
Commission and other acquisition expenses	(185.7)	(175.7)	(380.8)	(354.0)
General and administrative expenses	(10.0)	(9.3)	(19.3)	(19.3)
Underwriting income	16.3	11.8	29.3	28.3
Other general and administrative expenses	(7.2)	(7.0)	(13.6)	(13.1)
Net investment income	35.3	35.2	71.6	63.4
Net realized gains on investment	0.3	0.2	2.6	1.1
Accelerated amortization of senior note issuance costs	(2.3)	—	(2.3)	—
Amortization of intangible assets	(0.6)	(0.7)	(1.2)	(1.4)
Foreign exchange and other (gains) losses	5.5	(5.2)	5.8	2.6
Interest and amortization expenses	(7.2)	(7.3)	(14.5)	(14.5)
Income tax expense	(0.2)	(0.5)	(1.0)	(1.3)
Net Income	39.9	26.5	76.7	65.1
Loss attributable to noncontrolling interest	0.1	0.1	0.1	—
Dividends on preference shares	(9.1)	(6.1)	(18.7)	(12.2)
Net income attributable to Maiden common shareholders	$30.9	$20.5	$58.1	$52.9
Ratios
Net loss and LAE ratio(1)	66.8%	67.8%	65.9%	66.3%
Commission and other acquisition expense ratio(2)	29.1%	28.7%	30.2%	29.7%
General and administrative expense ratio(3)	2.7%	2.7%	2.6%	2.7%
Expense ratio(4)	31.8%	31.4%	32.8%	32.4%
Combined ratio(5)	98.6%	99.2%	98.7%	98.7%

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

Net Income

Net income for the three and six months ended June 30, 2016 was $39.9 million and $76.7 million compared to $26.5 million and $65.1 million for the same periods in 2015, respectively.

The increase in net income for the three months ended June 30, 2016 compared to the same period in 2015 was due to higher underwriting income and foreign exchange gains offset partially by the accelerated amortization of issuance costs related to the 2011 Senior Notes, which were fully redeemed during the quarter. Underwriting income was favorably impacted by an increase in net premiums earned in our AmTrust Reinsurance segment and lower unfavorable development on our run-off business reported in our Other category.

The increase in net income for the six months ended June 30, 2016 compared to the same period in 2015 was primarily driven by an increase in the net investment income of $71.6 million compared to $63.4 million during the same period in 2015. Other factors positively impacting net income included a $3.2 million increase in foreign exchange gains, $1.5 million increase in realized gains on investment and a slight increase in the underwriting income of $29.3 million compared to $28.3 million during the same period in 2015.

The following is a summary of the results of our operations for the three and six months ended June 30, 2016, compared to the same periods in 2015:

Net Premiums Written

Net premiums written increased by $20.8 million, or 3.3%, and $16.7 million or 1.2%, for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. The increase in net premiums written for the three months ended June 30, 2016 compared to the same period in 2015 was primarily the result of growth in the Diversified Reinsurance segment while the increase for the six months ended June 30, 2016 compared to the first half of 2015 is attributable to smaller increases in both our AmTrust Reinsurance and Diversified Reinsurance segments.

The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written:

For the Three Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$161.3	24.8%	$144.8	23.0%	$16.5	11.4%
AmTrust Reinsurance	489.1	75.2%	484.8	77.0%	4.3	0.9%
Total reportable segments	$650.4	100.0%	$629.6	100.0%	$20.8	3.3%

For the Six Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$447.5	31.0%	$439.0	30.8%	$8.5	1.9%
AmTrust Reinsurance	995.8	69.0%	987.6	69.2%	8.2	0.8%
Total reportable segments	$1,443.3	100.0%	$1,426.6	100.0%	$16.7	1.2%

The smaller than historical increase in net premiums written in our AmTrust Reinsurance segment, for the three and six months ended June 30, 2016, compared to the same periods in 2015, reflects the removal of commuted classes following the partial AmTrust commutation in 2015 as well as slower growth in lines reinsured to Maiden post the Tower acquisition. Please refer to the analysis of our AmTrust Reinsurance segment on page 42 for further details.

Net premiums written in our Diversified Reinsurance segment increased by $16.5 million or 11.4% and $8.5 million or 1.9% during the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. The increase was mainly due to growth in the Diversified Reinsurance segment's U.S. and European quota share business and accident and health premiums. Please refer to the analysis of our Diversified Reinsurance segment on page 40 for further details.

Net Premiums Earned

Net premiums earned increased by $28.1 million or 4.6% and $66.9 million or 5.6% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. The increase in net premiums earned was primarily the result of strong growth in our AmTrust Reinsurance segment in 2015 and 2016 growth in the Diversified Reinsurance segment written premiums.

The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Three Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$190.7	29.9%	$184.8	30.4%	$5.9	3.2%
AmTrust Reinsurance	446.8	70.1%	424.6	69.6%	22.2	5.2%
Total reportable segments	$637.5	100.0%	$609.4	100.0%	$28.1	4.6%

For the Six Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$363.0	29.0%	$377.5	31.8%	$(14.5)	(3.8)%
AmTrust Reinsurance	890.6	71.0%	809.2	68.2%	81.4	10.0%
Total reportable segments	$1,253.6	100.0%	$1,186.7	100.0%	$66.9	5.6%

The increase in net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2016, compared to the same periods in 2015, reflects the impact of AmTrust's strong growth in 2015 from a combination of acquisition activity and ongoing organic growth. Please refer to the analysis of our AmTrust Reinsurance segment on page 42 for further discussion.

Net premiums earned in our Diversified Reinsurance segment increased by $5.9 million or 3.2% and decreased by $14.5 million or 3.8% during the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. Second quarter 2016 earned premiums increased due to the increase in written premium during the quarter with the reasons outlined in the net premiums written section above. Year to date earned premiums decreased due to the impact of lower 2015 net premiums written for the segment offset by the higher net premiums written in the second quarter of 2016. Please refer to the analysis of our Diversified Reinsurance segment on page 40 for further discussion.

Other Insurance Revenue

All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 40 for further discussion.

Net Investment Income and Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $0.1 million or 0.5% and $8.2 million or 12.9% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. In the second quarter of 2015, two called securities contributed $5.9 million of additional amortization income. Excluding the impact of this, net investment income increased by $6.0 million or 20.8% and $14.1 million or 24.5% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively.

For the three and six months ended June 30, 2016, average investable assets grew by 14.4% and 15.2% compared to the same periods in 2015, respectively. Net investment income growth was adversely impacted during the second quarter of 2016 by the volatile interest rate environment that compelled the Company to maintain elevated levels of cash and cash equivalents, resulting in reduced yields on our overall portfolio including cash.

The following table details the Company's average investable assets and average book yield:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
Average investable assets(1)	$4,827.4	$4,219.6	$4,767.4	$4,138.4
Average book yield(2)	2.9%	3.3%	3.0%	3.1%

(1)The average of the sum of the cost or amortized cost of the Company's investments, cash and cash equivalents (including restricted cash), loan to related party and due to broker at the end of each quarter during the last three months.
(2)Annualized ratio of net investment income over average investable assets.

Net Realized Gains on Investment - Net realized gains on investment were $0.3 million and $2.6 million for the three and six months ended June 30, 2016, compared to $0.2 million and $1.1 million for the same periods in 2015, respectively.

Net Loss and Loss Adjustment Expenses

Net loss and LAE increased by $12.1 million or 2.9% and $38.3 million or 4.8% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. This increase reflects the continued growth of the business combined with net adverse development experienced in the Diversified Reinsurance segment.

The net loss and LAE ratios were 66.8% and 65.9% for the three and six months ended June 30, 2016 compared to 67.8% and 66.3% for the same periods in 2015, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $10.0 million or 5.7% and $26.8 million or 7.6% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. The commission and other acquisition expense ratio increased to 29.1% and 30.2% for the three and six months ended June 30, 2016 compared to 28.7% and 29.7% for the same periods in 2015, respectively. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income and comprise:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$10.0	$9.3	$19.3	$19.3
General and administrative expenses – corporate	7.2	7.0	13.6	13.1
Total general and administrative expenses	$17.2	$16.3	$32.9	$32.4
General and administrative expense ratio	2.7%	2.7%	2.6%	2.7%

Total general and administrative expenses increased by $0.9 million or 6.1%, and $0.5 million or 0.9% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively.

Interest and Amortization Expenses

The interest and amortization expenses related to our Senior Notes were $7.2 million and $14.5 million for the three and six months ended June 30, 2016, compared to $7.3 million and $14.5 million for the same periods in 2015, respectively. The weighted average effective interest rate for the Company's debt was 8.2% and 8.2% for the three and six months ended June 30, 2016, respectively, compared to 8.3% for both the three and six months ended June 30, 2015. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s Senior Notes.

On June 15, 2016, Maiden NA fully redeemed all of its 2011 Senior Notes using the proceeds from the 2016 Senior Notes issuance. The 2011 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $107.5 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining debt issuance cost of $2.3 million.

Income Tax Expense

The Company recorded an income tax expense of $0.2 million and $1.0 million for the three and six months ended June 30, 2016 compared to $0.5 million and $1.3 million for the same periods in 2015, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 0.6% and 1.7% for the three and six months ended June 30, 2016, compared to 1.3% and 1.9% for the same periods in 2015, respectively.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
Gross premiums written	$164.8	$151.7	$480.6	$457.0
Net premiums written	$161.3	$144.8	$447.5	$439.0
Net premiums earned	$190.7	$184.8	$363.0	$377.5
Other insurance revenue	1.5	2.3	6.4	7.2
Net loss and LAE	(144.3)	(143.0)	(263.4)	(275.4)
Commission and other acquisition expenses	(45.4)	(42.4)	(100.0)	(100.6)
General and administrative expenses	(9.0)	(8.5)	(17.7)	(17.8)
Underwriting loss	$(6.5)	$(6.8)	$(11.7)	$(9.1)
Ratios
Net loss and LAE ratio	75.0%	76.4%	71.3%	71.6%
Commission and other acquisition expense ratio	23.7%	22.7%	27.1%	26.2%
General and administrative expense ratio	4.7%	4.5%	4.8%	4.5%
Expense ratio	28.4%	27.2%	31.9%	30.7%
Combined ratio	103.4%	103.6%	103.2%	102.3%

The combined ratio for the three and six months ended June 30, 2016 decreased to 103.4% and increased to 103.2% compared to 103.6% and 102.3% for the same periods in 2015, respectively. Adverse reserve development in commercial auto continued to impact the Diversified Reinsurance segment resulting in underwriting losses for both the three and six months ended June 30, 2016 and 2015.

Premiums - Gross premiums written increased by $13.1 million or 8.7% and $23.6 million or 5.2% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. The increase was due to growth in U.S. and European quota share business as well as increased in accident and health premiums in the U.S.

Net premiums written increased by $16.5 million or 11.4% and $8.5 million or 1.9% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. The main drivers for the increase in net premiums written for the three and six months ended June 30, 2016 compared to the same periods in 2015 is outlined above in the discussion on gross premiums written for this segment. The table below illustrates net premiums written by line of business in this segment:

For the Three Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$31.5	19.5%	$30.4	21.0%	$1.1	3.7%
Casualty	94.7	58.7%	86.8	60.0%	7.9	9.1%
Accident and Health	13.7	8.5%	10.5	7.2%	3.2	31.2%
International	21.4	13.3%	17.1	11.8%	4.3	24.7%
Total Diversified Reinsurance	$161.3	100.0%	$144.8	100.0%	$16.5	11.4%

For the Six Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$93.4	20.9%	$98.9	22.5%	$(5.5)	(5.6)%
Casualty	250.0	55.9%	258.3	58.9%	(8.3)	(3.2)%
Accident and Health	53.3	11.9%	40.6	9.2%	12.7	31.4%
International	50.8	11.3%	41.2	9.4%	9.6	23.3%
Total Diversified Reinsurance	$447.5	100.0%	$439.0	100.0%	$8.5	1.9%

Net premiums earned increased by $5.9 million or 3.2% for the three months ended June 30, 2016 compared to the same period in 2015 and decreased by $14.5 million or 3.8% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The following table shows net premiums earned by line of business:

For the Three Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$40.4	21.2%	$32.7	17.7%	$7.7	23.7%
Casualty	107.7	56.5%	115.9	62.7%	(8.2)	(7.1)%
Accident and Health	19.5	10.2%	15.1	8.2%	4.4	29.7%
International	23.1	12.1%	21.1	11.4%	2.0	9.6%
Total Diversified Reinsurance	$190.7	100.0%	$184.8	100.0%	$5.9	3.2%

For the Six Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$73.1	20.1%	$73.3	19.4%	$(0.2)	(0.2)%
Casualty	207.8	57.3%	234.9	62.2%	(27.1)	(11.5)%
Accident and Health	37.4	10.3%	27.3	7.2%	10.1	37.0%
International	44.7	12.3%	42.0	11.2%	2.7	6.4%
Total Diversified Reinsurance	$363.0	100.0%	$377.5	100.0%	$(14.5)	(3.8)%

Within the Diversified Reinsurance segment, the business written by both Maiden US and our non-U.S. operations experienced a decrease in net premiums earned for the six months ended June 30, 2016 compared to the same period in 2015 due to the decline in written premium in 2015.

Other Insurance Revenue - Other insurance revenue decreased by $0.8 million, or 32.3% and $0.8 million or 12.2%, for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. This net decrease is mainly caused by weaker auto sales in Europe.

Net Loss and Loss Adjustment Expense - Net loss and LAE increased by $1.3 million or 0.9% for the three months ended June 30, 2016 and decreased by $12.0 million or 4.4% for the six months ended June 30, 2016 compared to the same periods in 2015, respectively.

Net loss and LAE ratios were 75.0% and 71.3% for the three and six months ended June 30, 2016 compared to 76.4% and 71.6% in the same periods in 2015, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $3.0 million, or 7.3% for the three months ended June 30, 2016 and decreased by $0.6 million or 0.6% for the six months ended June 30, 2016 compared to the same periods in 2015, respectively. The commission and other acquisition expense ratios were 23.7% and 27.1% for the three and six months ended June 30, 2016 compared to 22.7% and 26.2% for the same periods in 2015, respectively. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses - General and administrative expenses increased by $0.5 million, or 7.6% for the three months ended June 30, 2016 and decreased by $0.1 million or 0.4%, for the six months ended June 30, 2016 compared to the same periods in 2015, respectively. The general and administrative expense ratios were 4.7% and 4.8% for the three and six months ended June 30, 2016, compared to 4.5% for both periods in 2015, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported continuing profitable growth for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. The decline in combined ratio from 95.2% to 94.9% was largely due to changes in the mix of business and contributed to the increase in underwriting income during the three months ended June 30, 2016 compared to the same period in 2015. However, the profitable growth was partially offset by a modest increase in the combined ratio to 95.1% from 94.9% during the six months ended June 30, 2016 compared to the same period in 2015. This increase was largely due to changes in the mix of business and also due to a small amount of commercial auto reserve development.

The table below details the underwriting results and associated ratios for the AmTrust Reinsurance segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	($ in Millions)
Gross premiums written	$523.5	$522.5	$1,071.8	$1,051.4
Net premiums written	$489.1	$484.8	$995.8	$987.6
Net premiums earned	$446.8	$424.6	$890.6	$809.2
Net loss and LAE	(282.6)	(270.1)	(564.3)	(513.2)
Commission and other acquisition expenses	(140.3)	(133.1)	(280.8)	(253.3)
General and administrative expenses	(1.0)	(0.8)	(1.6)	(1.5)
Underwriting income	$22.9	$20.6	$43.9	$41.2
Ratios
Net loss and LAE ratio	63.3%	63.6%	63.4%	63.4%
Commission and other acquisition expense ratio	31.4%	31.4%	31.5%	31.3%
General and administrative expense ratio	0.2%	0.2%	0.2%	0.2%
Expense ratio	31.6%	31.6%	31.7%	31.5%
Combined ratio	94.9%	95.2%	95.1%	94.9%

Premiums - Gross premiums written increased by $1.0 million, or 0.2% and $20.4 million or 1.9% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. Growth in our AmTrust Reinsurance segment is lower than historically and more recently experienced and reflects: 1) the removal of certain classes of business which we commuted with AmTrust in the fourth quarter 2015; and 2) premium levels in 2015 which included acquisition activity by AmTrust greater than normally experienced. These items adversely affected the comparisons between the respective periods reported herein for 2016 and 2015.

The table below details net premiums written by line of business in this segment:

For the Three Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$306.4	62.7%	$303.0	62.5%	$3.4	1.1%
Specialty Program	92.5	18.9%	100.9	20.8%	(8.4)	(8.3)%
Specialty Risk and Extended Warranty	90.2	18.4%	80.9	16.7%	9.3	11.4%
Total AmTrust Reinsurance	$489.1	100.0%	$484.8	100.0%	$4.3	0.9%

For the Six Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$668.9	67.2%	$626.2	63.4%	$42.7	6.8%
Specialty Program	169.3	17.0%	175.4	17.8%	(6.1)	(3.5)%
Specialty Risk and Extended Warranty	157.6	15.8%	186.0	18.8%	(28.4)	(15.2)%
Total AmTrust Reinsurance	$995.8	100.0%	$987.6	100.0%	$8.2	0.8%

Net premiums earned increased by $22.2 million or 5.2% and $81.4 million or 10.0%, for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. The increase is primarily due to AmTrust's prior year written premium growth.

The table below details net premiums earned by line of business:

For the Three Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$279.6	62.6%	$252.4	59.4%	$27.2	10.8%
Specialty Program	77.5	17.3%	73.4	17.3%	4.1	5.6%
Specialty Risk and Extended Warranty	89.7	20.1%	98.8	23.3%	(9.1)	(9.2)%
Total AmTrust Reinsurance	$446.8	100.0%	$424.6	100.0%	$22.2	5.2%

For the Six Months Ended June 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$544.1	61.1%	$477.4	59.0%	$66.7	14.0%
Specialty Program	161.7	18.2%	130.4	16.1%	31.3	24.0%
Specialty Risk and Extended Warranty	184.8	20.7%	201.4	24.9%	(16.6)	(8.3)%
Total AmTrust Reinsurance	$890.6	100.0%	$809.2	100.0%	$81.4	10.0%

Net Loss and Loss Adjustment Expense - Net loss and LAE increased by $12.5 million or 4.6% and $51.1 million or 10.0% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. Net loss and LAE ratios were 63.3% and 63.4% for the three and six months ended June 30, 2016, compared to 63.6% and 63.4% in the same periods in 2015, respectively. The loss ratio for the three months ended June 30, 2016 has improved primarily due to continued change in the segment's mix of business.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $7.2 million or 5.3% and $27.5 million or 10.9% for the three and six months ended June 30, 2016, compared to the same periods in 2015, respectively. The commission and other acquisition expense ratios were 31.4% and 31.5% for the three and six months ended June 30, 2016 compared to 31.4% and 31.3% for the same periods in 2015, respectively. The increase in the ratio during the six months ended June 30, 2016 compared to the same period in 2015 reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share.

General and Administrative Expenses - General and administrative expenses increased by $0.2 million or 20.8% and $0.1 million or 0.3% for the three and six months ended June 30, 2016 compared to the same periods in 2015, respectively. The general and administrative expense ratios remained flat at 0.2% for the three and six months ended June 30, 2016 and 2015.

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

For the Six Months Ended June 30,	2016	2015
	($ in Millions)
Operating activities	$165.0	$378.4
Investing activities	(89.4)	(398.8)
Financing activities	(40.4)	(29.2)
Effect of exchange rate changes on foreign currency cash	2.6	(1.1)
Total increase (decrease) in cash and cash equivalents	$37.8	$(50.7)

Cash Flows - Operating Activities

Cash flows from operations for the six months ended June 30, 2016 were $165.0 million compared to $378.4 million for the same period in 2015, a 56.4% decrease. This decrease in cash flows from operating activities arises primarily due to the settlement of the $107.0 million commutation with AmTrust during the first quarter of 2016. Operating cash flows in 2015 were also favorably impacted by AmTrust's integration of Tower Group which now has been completed. The increase in reserve for loss and LAE during the six months ended June 30, 2016 compared to the same period in 2015 was lower by $61.5 million while the increase in unearned premiums during the six months ended June 30, 2016 was lower by $47.2 million compared to the six months ended June 30, 2015.

Cash Flows - Investing Activities

Cash flows from investing activities consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $89.4 million for the six months ended June 30, 2016 compared to $398.8 million for the same period in 2015. The Company delayed the purchase of fixed income securities to avoid locking in low fixed income rates. However, the Company will continue to deploy available cash for longer-term investments as investment conditions permit. Proceeds from the sales, maturities and calls of fixed maturity securities exceeded purchases by $45.9 million for the six months ended June 30, 2016. In addition there was an increase in restricted cash and cash equivalents of $135.4 million offset by net inflow in other items of $0.1 million for the six months ended June 30, 2016.

Cash Flows - Financing Activities

Cash flows used in financing activities were $40.4 million for the six months ended June 30, 2016, compared to $29.2 million for the same period in 2015. The increase in net cash outflow for the six months ended June 30, 2016 compared to the same period in 2015 was due to the increase in the dividends paid to both common shareholders and preference shareholders of $1.7 million and $6.5 million, respectively, representing the increase in the dividend per common share from $0.13 to $0.14 and the dividend on the Series C Preference shares of 6.5 million following issuance on November 25, 2015. Furthermore, on June 15, 2016, Maiden NA fully redeemed all of its 2011 Senior Notes using the net proceeds from the 6.625% 2016 Senior Notes issuance of $106.5 million on June 14, 2016. The 2011 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $107.5 million. Also, during the six months ended June 30, 2016, the proceeds from the issuance of common shares were lower by $2.2 million compared to the same period last year.

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

At June 30, 2016 and December 31, 2015, cash and cash equivalents and fixed maturity investments used as collateral were $4.1 billion and $3.7 billion, respectively. This collateral represents 86.1% and 82.6% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and and cash equivalents) at June 30, 2016 and December 31, 2015, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated as either available-for-sale ("AFS") or held-to-maturity ("HTM").

The value of the Company's fixed maturity investments increased by $98.4 million or 2.4% at June 30, 2016 compared to December 31, 2015. The net increase is a combination of: 1) purchases of $363.1 million, comprising of primarily investment grade corporate bonds; and 2) net unrealized gains and amortization of $142.1 million; offset by 3) maturities and calls totaling $406.8 million.

During the six months ended June 30, 2016, the yield on the 10-year U.S. Treasury bond decreased by 78 basis points to 1.49%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates for the six months ended June 30, 2016 reflects slower than expected global economic growth, various conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties.

The increase in unrealized gain in our AFS fixed maturity portfolio was $133.2 million, primarily due to the decrease in interest rates and the recovery of market values of corporate bonds. This gain also includes unrealized foreign exchange gains of $4.7 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the strengthening of the euro at the period end June 30, 2016, relative to the U.S. dollar. These declines were substantially offset by increases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders equity. See "Liquidity and Capital Resources - Capital Resources" on page 51 for further information.

At June 30, 2016, we consider the levels of cash and cash equivalents we are holding to be above our targeted ranges. However, this is consistent with our practice during prior periods when interest rates and fixed income markets have experienced elevated levels of volatility, and we have subsequently maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At June 30, 2016 and December 31, 2015, these respective durations in years were as follows:

	June 30, 2016	December 31, 2015
Fixed maturities and cash and cash equivalents	4.1	4.7
Reserve for loss and LAE	4.2	4.4

The decrease of 0.6 years in the weighted average duration of our fixed maturity investment portfolio arises predominantly due to decrease in the duration of our U.S. agency bonds – mortgage-backed securities ("MBS") portfolio reflecting the impact of the volatility in interest rates on paydowns combined with the purchase of corporate bonds during the period with a lower duration than the fixed maturity investment portfolio at December 31, 2015 and a more elevated cash level compared to December 31, 2015.

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

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

June 30, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$5.2	$0.4	$—	$5.6	3.0%	2.8 years
U.S. agency bonds – mortgage-backed	1,411.3	41.7	(1.2)	1,451.8	2.7%	3.3 years
U.S. agency bonds – other	4.3	0.4	—	4.7	5.8%	9.2 years
Non-U.S. government and supranational bonds	36.2	0.2	(3.6)	32.8	2.5%	3.9 years
Asset-backed securities	189.2	6.6	(0.9)	194.9	4.1%	3.3 years
Corporate bonds	1,665.9	70.8	(42.4)	1,694.3	3.5%	5.2 years
Municipal bonds	62.1	6.4	—	68.5	4.2%	6.9 years
Total AFS fixed maturities	3,374.2	126.5	(48.1)	3,452.6	3.2%	4.3 years
HTM fixed maturities
Corporate bonds	761.7	34.0	(1.0)	794.7	3.6%	5.5 years
Total HTM fixed maturities	761.7	34.0	(1.0)	794.7
Cash and cash equivalents	505.8	—	—	505.8	0.3%	0.0 years
Total	$4,641.7	$160.5	$(49.1)	$4,753.1	3.0%	4.1 years

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$5.7	$0.3	$—	$6.0	2.9%	2.5 years
U.S. agency bonds – mortgage-backed	1,471.8	15.4	(10.2)	1,477.0	2.8%	4.5 years
U.S. agency bonds – other	23.8	0.5	—	24.3	3.6%	8.5 years
Non-U.S. government and supranational bonds	35.1	—	(4.6)	30.5	2.6%	4.0 years
Asset-backed securities	165.7	1.2	(1.1)	165.8	4.1%	4.6 years
Corporate bonds	1,798.6	38.1	(97.0)	1,739.7	3.8%	5.0 years
Municipal bonds	62.2	2.6	—	64.8	4.2%	6.3 years
Total AFS fixed maturities	3,562.9	58.1	(112.9)	3,508.1	3.4%	4.8 years
HTM fixed maturities
Corporate bonds	607.8	3.5	(12.3)	599.0	3.9%	6.4 years
Total HTM fixed maturities	607.8	3.5	(12.3)	599.0
Cash and cash equivalents	332.5	—	—	332.5	0.2%	0.0 years
Total	$4,503.2	$61.6	$(125.2)	$4,439.6	3.2%	4.7 years
*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity:

	June 30, 2016		December 31, 2015
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
Maturity	Fair value	Amortized cost	Fair value	Amortized cost
	($ in Millions)		($ in Millions)
Due in one year or less	$127.0	$—	$180.4	$—
Due after one year through five years	378.0	225.1	475.1	67.3
Due after five years through ten years	1,285.8	531.5	1,180.2	540.5
Due after ten years	15.1	5.1	29.6	—
	1,805.9	761.7	1,865.3	607.8
U.S. agency bonds – mortgage-backed	1,451.8	—	1,477.0	—
Asset-backed securities	194.9	—	165.8	—
Total fixed maturities	$3,452.6	$761.7	$3,508.1	$607.8

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the MBS component of our U.S. agency bonds portfolio are as follows:

	June 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$223.4	15.3%	$139.5	9.3%
FNMA – fixed rate	721.8	49.6%	791.7	52.7%
FNMA – variable rate	19.8	1.4%	22.1	1.5%
FHLMC – fixed rate	481.0	33.0%	517.3	34.5%
FHLMC – variable rate	5.8	0.4%	6.4	0.4%
Total U.S. agency bonds - mortgage-backed	1,451.8	99.7%	1,477.0	98.4%
Non-MBS fixed rate U.S. agency bonds	4.7	0.3%	24.3	1.6%
Total U.S. agency bonds	$1,456.5	100.0%	$1,501.3	100.0%

The following summarizes changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

For the Three Months Ended June 30,	2016	2015
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,492.2	$1,172.6
Purchases	49.6	356.6
Sales and paydowns	(97.8)	(123.8)
Net realized gains on sales – included in net income	0.1	—
Change in net unrealized gains – included in other comprehensive income	9.6	(15.6)
Amortization of bond premium and discount	(1.9)	(1.5)
Ending balance	$1,451.8	$1,388.3

For the Six Months Ended June 30,	2016	2015
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,477.0	$1,322.4
Purchases	99.4	356.6
Sales and paydowns	(157.1)	(285.3)
Net realized gains on sales – included in net income	0.2	0.1
Change in net unrealized gains – included in other comprehensive income	35.3	(2.9)
Amortization of bond premium and discount	(3.0)	(2.6)
Ending balance	$1,451.8	$1,388.3

Our total Agency MBS portfolio represents 34.4% of our fixed maturity investments at June 30, 2016. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At June 30, 2016 and December 31, 2015, 96.3% and 97.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an Standard & Poor's ("S&P") credit rating of BB+, or equivalent, or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings (AFS and HTM) are as follows:

	Ratings*
June 30, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Basic Materials	—%	—%	1.4%	4.5%	2.9%	$219.8	8.8%
Communications	—%	0.6%	1.0%	7.4%	—%	223.1	9.0%
Consumer	—%	0.9%	14.3%	7.9%	0.3%	582.2	23.4%
Energy	—%	0.9%	3.6%	2.9%	2.1%	236.4	9.5%
Financial Institutions	1.7%	2.9%	21.9%	11.5%	0.2%	948.3	38.2%
Industrials	—%	0.4%	2.1%	3.0%	0.7%	155.0	6.2%
Technology	—%	2.5%	1.8%	0.4%	0.2%	124.2	4.9%
Total Corporate bonds	1.7%	8.2%	46.1%	37.6%	6.4%	$2,489.0	100.0%

	Ratings*
December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Basic Materials	—%	—%	1.1%	5.4%	1.3%	$182.5	7.8%
Communications	—%	0.6%	0.8%	7.7%	—%	212.0	9.1%
Consumer	—%	1.0%	12.3%	9.3%	0.3%	535.2	22.9%
Energy	—%	1.3%	1.7%	3.2%	1.9%	189.8	8.1%
Financial Institutions	1.7%	1.6%	23.5%	14.3%	0.1%	963.1	41.2%
Industrials	—%	0.5%	1.7%	3.7%	0.5%	149.9	6.4%
Technology	—%	2.3%	1.6%	0.4%	0.2%	106.2	4.5%
Total Corporate bonds	1.7%	7.3%	42.7%	44.0%	4.3%	$2,338.7	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

During the six months ended June 30, 2016, the Company decreased its exposure to securities rated BBB (including those with a + or - modifier) from 23.3% as at December 31, 2015 to 20.1% of the total fair value of investments and cash and cash equivalents.

The Company’s 10 largest corporate holdings, 64.6% of which are in the Financial Institutions sector are as follows:

June 30, 2016	Fair Value/Amortized cost	% Based on Carrying Value Investments	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$40.0	0.9%	BBB+
Australia and New Zealand Banking Group, 3.7% Due 11/16/2025	27.7	0.7%	AA-
JP Morgan Chase & Co. 3.9% Due 7/15/2025	21.6	0.5%	A-
Schlumberger Holdings Corporation, 4.0% Due 12/21/2025	21.5	0.5%	AA-
BNP Paribas, 5.0% Due 1/15/2021	21.5	0.5%	A
IBM Corporation, 7.0% Due 10/30/2025	21.1	0.5%	AA-
Rabobank, 3.9% Due 2/08/2022	20.7	0.5%	A+
Mondelez International, 4.0% Due 2/1/2024	20.4	0.5%	BBB
Brookfield Asset Management Inc, 4.0%, Due 1/15/2025	20.3	0.5%	A-
AT&T Inc, 2.6%, Due 12/1/2022	20.2	0.5%	BBB+
Total	$235.0	5.6%
*Based on S&P, or equivalent, ratings
(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

	June 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Non-U.S. dollar denominated corporate bonds	$352.3	91.7%	$323.3	91.6%
Non-U.S. government and supranational bonds	31.9	8.3%	30.5	8.4%
Total non-U.S. dollar AFS fixed maturities	$384.2	100.0%	$353.8	100.0%

These non-U.S. dollar fixed maturities were invested in the following currencies:

	June 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$325.2	84.7%	$299.3	84.8%
British Pound	38.9	10.1%	41.4	11.7%
Australian Dollar	8.9	2.3%	4.0	1.1%
Swedish Krona	6.2	1.6%	5.8	1.7%
All other	5.0	1.3%	3.3	0.7%
Total non-U.S. dollar AFS fixed maturities	$384.2	100.0%	$353.8	100.0%

The net increase in non-U.S. denominated fixed maturities is primarily due to the investment of net premiums received and the increase in unrealized gains related to euro denominated investments. We do not have any government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at June 30, 2016 and December 31, 2015. At both June 30, 2016 and December 31, 2015, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P, respectively.

For our non-U.S. dollar denominated corporate bonds, the following summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

	June 30, 2016		December 31, 2015
Ratings*	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$33.9	9.6%	$32.8	10.1%
AA+, AA, AA-	27.8	7.9%	17.3	5.4%
A+, A, A-	166.2	47.2%	149.3	46.2%
BBB+, BBB, BBB-	116.4	33.0%	117.9	36.5%
BB+ or lower	8.0	2.3%	6.0	1.8%
Total non-U.S. dollar denominated corporate bonds	$352.3	100.0%	$323.3	100.0%
*Based on S&P, or equivalent, ratings

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Other Changes in Financial Position

The following summarizes other changes in our financial position:

	June 30, 2016	December 31, 2015	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$554.1	$377.3	$176.8	46.8%
Reserve for loss and LAE	2,636.6	2,510.1	126.5	5.0%
Unearned premiums	1,583.5	1,354.6	228.9	16.9%

The reinsurance balances receivable, net increased by $176.8 million, or 46.8%, primarily due to the continued growth of our AmTrust Reinsurance segment during the first half of 2016 compared to December 31, 2015 which was lowered by the commutation agreement with AmTrust of $107.0 million. The reserve for net loss and LAE increased following the continued growth in our AmTrust Reinsurance segment combined with adverse loss development experienced in our Diversified Reinsurance segment and our divested U.S. E&S business. The unearned premiums also increased following the continued growth in our AmTrust Reinsurance segment combined with the impact of greater number of renewals in the first quarter relative to renewals in the fourth quarter.

Capital Resources

Refer to the "Liquidity and Capital Resources" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,892.2 million at June 30, 2016, a net increase of $184.4 million, or 10.8%, from December 31, 2015.

The movement in total capital resources is as follows:

	June 30, 2016	December 31, 2015	Change	Change
	($ in Millions)%
Preference shares	$480.0	$480.0	$—	—%
Common shareholders' equity	1,049.7	867.8	181.9	21.0%
Total Maiden shareholders' equity	1,529.7	1,347.8	181.9	13.5%
Senior notes	362.5	360.0	2.5	0.7%
Total capital resources	$1,892.2	$1,707.8	$184.4	10.8%

The major factors contributing to the net increase in capital resources were as follows:

Maiden shareholders' equity

Maiden shareholders' equity at June 30, 2016 increased by $181.9 million, or 13.5%, compared to December 31, 2015 primarily due to:

•
increase in AOCI of $142.7 million. This increase arose due to: 1) increase of $147.9 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $131.3 million relating to market price movements and the increase in our non-U.S. dollar denominated investment portfolio of $16.6 million. The increase in our non-U.S. dollar denominated investment portfolio was $4.7 million primarily as a result of the strengthening of the euro, relative to U.S. dollar at June 30, 2016 compared to December 31, 2015, and $11.9 million as a result of market price movements during the six months ended June 30, 2016. See "Liquidity and Capital Resources - Investments" on page 45 for further information; offset by 2) decrease in the cumulative translation adjustment of $5.2 million due to the effect of the depreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non- U.S. dollar denominated AFS fixed maturities);

•
net income attributable to Maiden shareholders of $76.8 million. See "Results of Operations - Net Income" on page 37 for a discussion of the Company’s net income for the six months ended June 30, 2016: and

•	increase in additional paid in capital of $2.3 million resulting from share-based transactions.

These increases were offset by the following:

•	dividends declared of $39.4 million on the Company’s common and preference shares during the six months ended June 30, 2016; and

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

Senior Notes

On June 14, 2016, Maiden Holdings issued $110.0 million 6.625% 2016 Senior Notes for cash to be used for the repayment of outstanding, higher coupon indebtedness. Refer to "Notes to Condensed Consolidated Financial Statements Note 6. Long-Term Debt" for further information regarding the new issuance.

Following the issuance of 2016 Senior Notes, on June 15, 2016, Maiden NA fully redeemed all of its 8.25% 2011 Senior Notes due 2041. The Notes were redeemed at a redemption price equal to 100% of the principal amount of the Notes being redeemed plus accrued and unpaid interest on the principal amount of the Notes being redeemed to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining debt issuance cost of $2.3 million.

Except as discussed above, there were no further changes in the Company’s Senior Notes at June 30, 2016 compared to December 31, 2015 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2016. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s Senior Notes.

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

Financial Strength Ratings

Our principal operating subsidiaries are rated "A-" (Excellent) with a positive outlook by A.M. Best Company ("A.M. Best"), which rating is the fourth highest of sixteen rating levels, and "BBB+" (Good) with a stable outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. There are no changes to the financial strength ratings from the "Financial Strength Ratings" as previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At June 30, 2016, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At June 30, 2016, no such hedges or hedging strategies were in force or had been entered into.

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

We recorded net foreign exchange gains of $5.5 million and $5.8 million for the three and six months ended June 30, 2016, respectively, as a result of the strengthening of the U.S. dollar versus the British pound compared to net foreign exchange losses of $5.3 million as a result of the weakening of the U.S. dollar for the three months ended June 30, 2015 and net foreign exchange gains of $2.5 million as a result of the strengthening of the U.S. dollar for the six months ended June 30, 2015, in particular versus the euro and British pound.

Effects of Inflation

The effects of inflation are considered implicitly in pricing and estimating reserves for loss and LAE. The effects of inflation could cause the severity of claims to rise in the future. To the extent inflation is greater than anticipated in the pricing of our business and to the extent unanticipated inflation causes these costs, particularly medical treatments and litigation costs, to increase above reserves established for these claims, the Company will be required to increase the reserve for loss and LAE with a corresponding reduction in its earnings and shareholders' equity in the period in which the deficiency is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.

Off-Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in AFS fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2016, we had AFS fixed maturity securities with a fair value of $3.5 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our AFS fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at June 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity at June 30, 2016:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,159.6	$(293.0)	(19.2)%
100 basis point increase	3,301.3	(151.3)	(9.9)%
No change	3,452.6	—	—%
100 basis point decrease	3,606.1	153.5	10.0%
200 basis point decrease	3,748.8	296.2	19.4%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that increases of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures at June 30, 2016 have not changed materially compared to December 31, 2015. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. The table below summarizes the Company's fixed maturity investments by major rating category:

	June 30, 2016	December 31, 2015
Ratings*
AA+ or better	40.5%	42.3%
AA, AA-, A+, A, A-	33.4%	29.9%
BBB+, BBB, BBB-	22.4%	25.4%
BB+ or lower	3.7%	2.4%
	100.0%	100.0%
* Based on S&P, or equivalent, ratings

At June 30, 2016, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on page 45), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 0.9% and 5.6% of the Company’s total fixed income securities fair value, respectively.

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

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AmTrust. Reinsurance balances receivable from the Company’s clients at June 30, 2016 were $554.1 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients, and the loan to related party in the case of AmTrust, against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2016.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $90.8 million at June 30, 2016 compared to $71.2 million at the end of December 31, 2015. Of these reinsurance recoverables, at June 30, 2016, $17.0 million or 18.7%, compared to $35.0 million or 49.2%, at December 31, 2015 relates to reinsurance claims from Superstorm Sandy.

The table below summarizes the credit ratings by A.M. Best of the Company's exposure to reinsurance counterparties:

	June 30, 2016	December 31, 2015
A or better	97.7%	99.1%
B++ or lower	2.3%	0.9%
	100.0%	100.0%

In respect of our exposure to counterparties with A.M. Best ratings of B++ or lower, in certain circumstances, the Company requests collateral in the form of a letter of credit or funds withheld. At June 30, 2016, 98.5% (December 31, 2015 - 69.4%) of such reinsurance recoverables were collateralized.

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the six months ended and as at June 30, 2016, $63.6 million or 4.4%, of our net premiums written and $289.1 million or 11.0%, of our reserve for loss and LAE were transacted in euro, respectively.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general overview on the uncertain economic issues relating to the euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2016, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $9.2 million and $18.5 million, respectively.

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

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2015 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.

Recent developments relating to the United Kingdom’s ("U.K.") referendum vote in favor of leaving the European Union ("EU") could adversely affect us.

On June 23, 2016, a referendum was held in the U.K. in which it was decided that the U.K. would leave the EU (“Brexit”). As a result of this vote, negotiations are expected to commence to determine the terms of the U.K.’s withdrawal from the EU, including the terms of trade between the U.K. and the EU. The effects of Brexit have been, and are expected to continue to be, far reaching. The perceptions as to the impact of Brexit may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. The full effects of Brexit are uncertain and will depend on any agreements the U.K. may make to retain access to EU markets. Lastly, as a result of the Brexit, other European countries may seek to conduct a referendum with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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
10.1
Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009 (No. 001-34042)

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

MAIDEN HOLDINGS, LTD.
By:
August 9, 2016		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer