Form 10-Q
period 2016-09-30
Maiden Holdings, Ltd.
filed 2016-11-08
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, the number of the Registrant's Common Stock ($.01 par value) outstanding was 86,131,861.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2016 (Unaudited)	December 31, 2015 (Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2016: $3,660,873; 2015: $3,562,864)	$3,748,342	$3,508,088
Fixed maturities, held-to-maturity, at amortized cost (fair value 2016: $798,081; 2015: $598,975)	759,973	607,843
Other investments, at fair value (cost 2016: $10,860; 2015: $10,816)	12,268	11,812
Total investments	4,520,583	4,127,743
Cash and cash equivalents	67,459	89,641
Restricted cash and cash equivalents	366,563	242,859
Accrued investment income	33,884	32,288
Reinsurance balances receivable, net (includes $220,555 and $147,365 from related parties in 2016 and 2015, respectively)	535,015	377,318
Reinsurance recoverable on unpaid losses	97,070	71,248
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses, net (includes $388,099 and $341,025 from related parties in 2016 and 2015, respectively)	451,698	397,548
Goodwill and intangible assets, net	80,135	81,920
Other assets	147,580	115,038
Total assets	$6,467,962	$5,703,578
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,676,647 and $1,443,639 from related parties in 2016 and 2015, respectively)	$2,759,518	$2,510,101
Unearned premiums (includes $1,204,853 and $1,077,460 from related parties in 2016 and 2015, respectively)	1,571,435	1,354,572
Accrued expenses and other liabilities	150,741	135,897
Liability for securities purchased	78,581	3,976
Senior Notes - principal amount	362,500	360,000
Less unamortized issuance costs	11,172	10,067
Senior notes, net	351,328	349,933
Total liabilities	4,911,603	4,354,479
Commitments and Contingencies
EQUITY
Preference shares	315,000	480,000
Common shares ($0.01 par value: 87,178,902 and 74,735,785 shares issued in 2016 and 2015, respectively; 86,128,999 and 73,721,140 shares outstanding in 2016 and 2015, respectively)	872	747
Additional paid-in capital	747,203	579,178
Accumulated other comprehensive income (loss)	123,876	(23,767)
Retained earnings	373,340	316,184
Treasury shares, at cost (1,049,903 and 1,014,645 shares in 2016 and 2015, respectively)	(4,991)	(4,521)
Total Maiden shareholders’ equity	1,555,300	1,347,821
Noncontrolling interest in subsidiaries	1,059	1,278
Total equity	1,556,359	1,349,099
Total liabilities and equity	$6,467,962	$5,703,578

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Gross premiums written	$706,854	$628,501	$2,259,290	$2,136,935
Net premiums written	$690,653	$599,153	$2,133,911	$2,025,754
Change in unearned premiums	7,625	59,367	(182,060)	(180,495)
Net premiums earned	698,278	658,520	1,951,851	1,845,259
Other insurance revenue	2,345	2,177	8,696	9,408
Net investment income	35,666	32,843	107,291	96,260
Net realized gains on investment	1,900	1,216	4,511	2,327
Total other-than-temporary impairment losses	—	(1,060)	—	(1,060)
Portion of loss recognized in other comprehensive income (loss)	—	—	—	—
Net impairment losses recognized in earnings	—	(1,060)	—	(1,060)
Total revenues	738,189	693,696	2,072,349	1,952,194
Expenses:
Net loss and loss adjustment expenses	466,751	444,172	1,297,361	1,236,505
Commission and other acquisition expenses	206,706	197,639	587,501	551,678
General and administrative expenses	16,952	16,453	49,738	48,951
Interest and amortization expenses	6,856	7,266	21,314	21,796
Accelerated amortization of senior note issuance cost	—	—	2,345	—
Amortization of intangible assets	616	710	1,846	2,130
Foreign exchange and other gains	(687)	(1,427)	(6,474)	(4,062)
Total expenses	697,194	664,813	1,953,631	1,856,998
Income before income taxes	40,995	28,883	118,718	95,196
Income tax expense	199	368	1,206	1,636
Net income	40,796	28,515	117,512	93,560
Loss attributable to noncontrolling interest	56	69	166	116
Net income attributable to Maiden shareholders	40,852	28,584	117,678	93,676
Dividends on preference shares	(9,023)	(6,085)	(27,723)	(18,253)
Net income attributable to Maiden common shareholders	$31,829	$22,499	$89,955	$75,423
Basic earnings per share attributable to Maiden common shareholders	$0.42	$0.31	$1.20	$1.03
Diluted earnings per share attributable to Maiden common shareholders	$0.40	$0.30	$1.15	$0.99
Dividends declared per common share	$0.14	$0.13	$0.42	$0.39

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$40,796	$28,515	$117,512	$93,560
Net unrealized holding gains (losses) on available-for-sale fixed maturities arising during the period	8,888	(17,191)	155,052	(80,725)
Adjustment for reclassification of net realized (gains) losses recognized in net income	(1,202)	(11)	578	(5)
Foreign currency translation adjustment	(2,730)	(741)	(7,927)	8,316
Other comprehensive income (loss), before tax	4,956	(17,943)	147,703	(72,414)
Income tax benefit (expense) related to components of other comprehensive income	11	18	(28)	82
Other comprehensive income (loss), after tax	4,967	(17,925)	147,675	(72,332)
Comprehensive income	45,763	10,590	265,187	21,228
Net loss attributable to noncontrolling interest	56	69	166	116
Other comprehensive (income) loss attributable to noncontrolling interest	(17)	(1)	(32)	46
Comprehensive loss attributable to noncontrolling interest	39	68	134	162
Comprehensive income attributable to Maiden shareholders	$45,802	$10,658	$265,321	$21,390

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2016	2015
Preference shares
Beginning balance	$480,000	$315,000
Less: mandatory conversion of Preference Shares - Series B	(165,000)	—
Ending balance	315,000	315,000
Common shares
Beginning balance	747	739
Exercise of options and issuance of shares	4	8
Shares issued on mandatory conversion of Preference Shares - Series B	121	—
Ending balance	872	747
Additional paid-in capital
Beginning balance	579,178	578,445
Exercise of options and issuance of common shares	662	3,072
Share-based compensation expense	2,625	2,519
Mandatory conversion of Preference Shares - Series B	164,879	—
Others	(141)	—
Ending balance	747,203	584,036
Accumulated other comprehensive income
Beginning balance	(23,767)	95,293
Change in net unrealized gains (losses) on investments, net	155,602	(80,648)
Foreign currency translation adjustments	(7,959)	8,362
Ending balance	123,876	23,007
Retained earnings
Beginning balance	316,184	255,084
Net income attributable to Maiden shareholders	117,678	93,676
Dividends on preference shares	(27,723)	(18,253)
Dividends on common shares	(32,799)	(28,711)
Ending balance	373,340	301,796
Treasury shares
Beginning balance	(4,521)	(3,867)
Shares repurchased for treasury	(470)	(654)
Ending balance	(4,991)	(4,521)
Noncontrolling interest in subsidiaries
Beginning balance	1,278	472
Change in minority interest	(54)	1,710
Dividend paid to noncontrolling interest	(31)	(303)
Loss attributable to noncontrolling interest	(166)	(116)
Foreign currency translation adjustments	32	(46)
Ending balance	1,059	1,717
Total equity	$1,556,359	$1,221,782

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2016	2015
Cash flows from operating activities:
Net income	$117,512	$93,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,841	7,077
Net realized gains on investment	(4,511)	(2,327)
Net impairment losses recognized in earnings	—	1,060
Foreign exchange and other gains	(6,474)	(4,062)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(154,091)	14,093
Reinsurance recoverable on unpaid losses	(26,281)	(17,374)
Accrued investment income	(1,537)	(3,110)
Deferred commission and other acquisition expenses	(49,713)	(57,838)
Other assets	(32,027)	(64,512)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	250,937	291,123
Unearned premiums	204,752	238,726
Accrued expenses and other liabilities	10,749	29,596
Net cash provided by operating activities	326,157	526,012
Cash flows from investing activities:
Purchases of fixed maturities – available-for-sale	(732,001)	(1,095,162)
Purchases of other investments	(167)	(144)
Proceeds from sales of fixed maturities – available-for-sale	101,923	116,093
Proceeds from maturities and calls of fixed maturities	442,490	467,910
Proceeds from redemption of other investments	572	344
(Increase) decrease in restricted cash and cash equivalents, net	(103,685)	41,022
Other, net	(521)	(715)
Net cash used in investing activities	(291,389)	(470,652)
Cash flows from financing activities:
Senior notes issuance, net of issuance costs	106,424	—
Redemption of 2011 senior notes	(107,500)	—
Common share issuance	666	3,080
Repurchase of common shares for treasury	(470)	(654)
Dividends paid to common shareholders	(31,062)	(28,616)
Dividends paid to preference shareholders	(27,723)	(18,253)
Net cash used in financing activities	(59,665)	(44,443)
Effect of exchange rate changes on foreign currency cash	2,715	(1,485)
Net (decrease) increase in cash and cash equivalents	(22,182)	9,432
Cash and cash equivalents, beginning of period	89,641	108,119
Cash and cash equivalents, end of period	$67,459	$117,551

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

Recently Issued Accounting Standards Not Yet Adopted

Disclosures about Short-Duration Contracts

In May 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-09 which is aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The new disclosures are required for short-duration insurance contracts issued by insurers. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied retrospectively by providing comparative disclosures for each period presented. As this guidance is disclosure-related only, the adoption of this guidance will not have a material impact on the Company’s statements of operations and financial position.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance amends ASC 230 Statement of Cash Flows, a principles based requiring judgment to determine the appropriate classification of cash flow as operating, investing or financing activities which created diversity in how certain cash receipts and cash payments were classified. The new guidance clarifies that if a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. While the new guidance attempts to clarify how the predominance principle should be applied, judgment will still be required. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

Intra-Entity Assets Other Than Inventory

In October 2016, the FASB issued ASU 2016-16 guidance that will require entities to recognize the income tax effects of intercompany sales and transfers of assets other than inventory as expense or benefit, in the period in which the transfer occurs as opposed to being deferred the income tax effects until the intercompany asset has been sold to an outside party, according to the current guidance in effect. The new guidance will require companies to defer the income tax effects only of intercompany transfers of inventory. The companies will be required to apply a modified retrospective approach with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. In addition, companies will record deferred tax balances with an offset to opening retained earnings for amounts they haven't recognized under the new guidance. If a valuation allowance is necessary on the date of the adoption, that allowance will be recorded with an offset to opening retained earnings. The new guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted. The Company is evaluating the impact of this new guidance on its consolidated results of operations and financial condition.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies primarily located in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Reinsurance Ltd. ("Maiden Bermuda") by subsidiaries of AmTrust Financial Services, Inc. ("AmTrust"), primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. Please refer to "Note 7. Related Party Transactions" for additional information. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus ("E&S") business have been included in the "Other" category.

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

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended September 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$186,750	$520,104	$—	$706,854
Net premiums written	$179,092	$511,561	$—	$690,653
Net premiums earned	$175,141	$523,137	$—	$698,278
Other insurance revenue	2,345	—	—	2,345
Net loss and loss adjustment expenses ("LAE")	(132,396)	(334,310)	(45)	(466,751)
Commission and other acquisition expenses	(39,868)	(166,836)	(2)	(206,706)
General and administrative expenses	(9,038)	(759)	—	(9,797)
Underwriting income (loss)	$(3,816)	$21,232	$(47)	$17,369
Reconciliation to net income
Net investment income and realized gains on investment				37,566
Interest and amortization expenses				(6,856)
Amortization of intangible assets				(616)
Foreign exchange and other gains				687
Other general and administrative expenses				(7,155)
Income tax expense				(199)
Net income				$40,796

Net loss and LAE ratio (1)	74.6%	63.9%		66.6%
Commission and other acquisition expense ratio (2)	22.5%	31.9%		29.5%
General and administrative expense ratio (3)	5.1%	0.1%		2.4%
Combined ratio (4)	102.2%	95.9%		98.5%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Three Months Ended September 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$174,307	$454,194	$—	$628,501
Net premiums written	$163,710	$435,443	$—	$599,153
Net premiums earned	$193,207	$465,313	$—	$658,520
Other insurance revenue	2,177	—	—	2,177
Net loss and LAE	(142,468)	(297,780)	(3,924)	(444,172)
Commission and other acquisition expenses	(51,714)	(146,008)	83	(197,639)
General and administrative expenses	(8,218)	(656)	—	(8,874)
Underwriting income (loss)	$(7,016)	$20,869	$(3,841)	$10,012
Reconciliation to net income
Net investment income and realized gains on investment				34,059
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(7,266)
Amortization of intangible assets				(710)
Foreign exchange and other gains				1,427
Other general and administrative expenses				(7,579)
Income tax expense				(368)
Net income				$28,515

Net loss and LAE ratio (1)	72.9%	63.9%		67.2%
Commission and other acquisition expense ratio (2)	26.5%	31.4%		29.9%
General and administrative expense ratio (3)	4.2%	0.1%		2.5%
Combined ratio (4)	103.6%	95.4%		99.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$667,388	$1,591,902	$—	$2,259,290
Net premiums written	$626,522	$1,507,389	$—	$2,133,911
Net premiums earned	$538,152	$1,413,699	$—	$1,951,851
Other insurance revenue	8,696	—	—	8,696
Net loss and LAE	(395,718)	(898,703)	(2,940)	(1,297,361)
Commission and other acquisition expenses	(139,895)	(447,604)	(2)	(587,501)
General and administrative expenses	(26,717)	(2,308)	—	(29,025)
Underwriting income (loss)	$(15,482)	$65,084	$(2,942)	$46,660
Reconciliation to net income
Net investment income and realized gains on investment				111,802
Interest and amortization expenses				(21,314)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(1,846)
Foreign exchange and other gains				6,474
Other general and administrative expenses				(20,713)
Income tax expense				(1,206)
Net income				$117,512

Net loss and LAE ratio (1)	72.4%	63.5%		66.2%
Commission and other acquisition expense ratio (2)	25.6%	31.7%		30.0%
General and administrative expense ratio (3)	4.8%	0.2%		2.5%
Combined ratio (4)	102.8%	95.4%		98.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$631,294	$1,505,642	$(1)	$2,136,935
Net premiums written	$602,693	$1,423,060	$1	$2,025,754
Net premiums earned	$570,694	$1,274,563	$2	$1,845,259
Other insurance revenue	9,408	—	—	9,408
Net loss and LAE	(417,846)	(811,016)	(7,643)	(1,236,505)
Commission and other acquisition expenses	(152,332)	(399,291)	(55)	(551,678)
General and administrative expenses	(25,976)	(2,200)	—	(28,176)
Underwriting income (loss)	$(16,052)	$62,056	$(7,696)	$38,308
Reconciliation to net income
Net investment income and realized gains on investment				98,587
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(21,796)
Amortization of intangible assets				(2,130)
Foreign exchange and other gains				4,062
Other general and administrative expenses				(20,775)
Income tax expense				(1,636)
Net income				$93,560

Net loss and LAE ratio (1)	72.0%	63.6%		66.7%
Commission and other acquisition expense ratio (2)	26.3%	31.3%		29.7%
General and administrative expense ratio (3)	4.5%	0.2%		2.7%
Combined ratio (4)	102.8%	95.1%		99.1%

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

The following tables summarize the total assets of our reportable segments including the reconciliation to our consolidated assets at September 30, 2016 and December 31, 2015:

September 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,929,455	$3,937,523	$5,866,978
Corporate assets	—	—	600,984
Total Assets	$1,929,455	$3,937,523	$6,467,962

December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,644,541	$3,178,859	$4,823,400
Corporate assets	—	—	880,178
Total Assets	$1,644,541	$3,178,859	$5,703,578

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

The following tables set forth financial information relating to net premiums written and earned by major line of business and reportable segment for the three and nine months ended September 30, 2016 and 2015:

For the Three Months Ended September 30,	2016		2015
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$30,606	4.4%	$29,574	4.9%
Casualty	115,360	16.7%	101,191	16.9%
Accident and Health	14,845	2.2%	12,918	2.2%
International	18,281	2.6%	20,027	3.3%
Total Diversified Reinsurance	179,092	25.9%	163,710	27.3%
AmTrust Reinsurance
Small Commercial Business	314,677	45.6%	231,416	38.6%
Specialty Program	98,895	14.3%	86,612	14.5%
Specialty Risk and Extended Warranty	97,989	14.2%	117,415	19.6%
Total AmTrust Reinsurance	511,561	74.1%	435,443	72.7%
	$690,653	100.0%	$599,153	100.0%

For the Three Months Ended September 30,	2016		2015
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$29,921	4.3%	$39,593	6.0%
Casualty	105,893	15.2%	115,646	17.6%
Accident and Health	18,436	2.6%	14,093	2.1%
International	20,891	3.0%	23,875	3.6%
Total Diversified Reinsurance	175,141	25.1%	193,207	29.3%
AmTrust Reinsurance
Small Commercial Business	320,596	45.9%	257,296	39.1%
Specialty Program	89,856	12.9%	80,302	12.2%
Specialty Risk and Extended Warranty	112,685	16.1%	127,715	19.4%
Total AmTrust Reinsurance	523,137	74.9%	465,313	70.7%
	$698,278	100.0%	$658,520	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Reporting (continued)

For the Nine Months Ended September 30,	2016		2015
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$123,991	5.8%	$128,482	6.3%
Casualty	365,332	17.1%	359,530	17.8%
Accident and Health	68,140	3.2%	53,483	2.7%
International	69,059	3.2%	61,198	3.0%
Total Diversified Reinsurance	626,522	29.3%	602,693	29.8%
AmTrust Reinsurance
Small Commercial Business	983,601	46.1%	857,617	42.3%
Specialty Program	268,193	12.6%	262,068	12.9%
Specialty Risk and Extended Warranty	255,595	12.0%	303,375	15.0%
Total AmTrust Reinsurance	1,507,389	70.7%	1,423,060	70.2%
Other	—	—%	1	—%
	$2,133,911	100.0%	$2,025,754	100.0%

For the Nine Months Ended September 30,	2016		2015
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$103,023	5.3%	$112,878	6.1%
Casualty	313,736	16.1%	350,549	19.0%
Accident and Health	55,788	2.8%	41,361	2.2%
International	65,605	3.4%	65,906	3.6%
Total Diversified Reinsurance	538,152	27.6%	570,694	30.9%
AmTrust Reinsurance
Small Commercial Business	864,699	44.3%	734,731	39.8%
Specialty Program	251,543	12.9%	210,690	11.4%
Specialty Risk and Extended Warranty	297,457	15.2%	329,142	17.9%
Total AmTrust Reinsurance	1,413,699	72.4%	1,274,563	69.1%
Other	—	—%	2	—%
	$1,951,851	100.0%	$1,845,259	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

(a) Fixed Maturities and Other Investments

The original or amortized cost, estimated fair value and gross unrealized gains and losses of investment in fixed maturities and other investments as of September 30, 2016 and December 31, 2015 are as follows:

September 30, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,183	$317	$—	$5,500
U.S. agency bonds – mortgage-backed	1,572,387	34,128	(737)	1,605,778
U.S. agency bonds – other	4,256	362	—	4,618
Non-U.S. government and supranational bonds	35,579	264	(3,181)	32,662
Asset-backed securities	205,534	7,306	(49)	212,791
Corporate bonds	1,775,739	75,202	(31,688)	1,819,253
Municipal bonds	62,195	5,545	—	67,740
Total AFS fixed maturities	3,660,873	123,124	(35,655)	3,748,342
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	759,973	38,941	(833)	798,081
Total HTM fixed maturities	759,973	38,941	(833)	798,081
Other investments	10,860	1,408	—	12,268
Total investments	$4,431,706	$163,473	$(36,488)	$4,558,691

December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,714	$312	$(16)	$6,010
U.S. agency bonds – mortgage-backed	1,471,782	15,399	(10,190)	1,476,991
U.S. agency bonds – other	23,734	577	—	24,311
Non-U.S. government and supranational bonds	35,128	—	(4,584)	30,544
Asset-backed securities	165,719	1,174	(1,089)	165,804
Corporate bonds	1,798,610	38,070	(97,012)	1,739,668
Municipal bonds	62,177	2,583	—	64,760
Total AFS fixed maturities	3,562,864	58,115	(112,891)	3,508,088
HTM fixed maturities:
Corporate bonds	607,843	3,458	(12,326)	598,975
Total HTM fixed maturities	607,843	3,458	(12,326)	598,975
Other investments	10,816	1,091	(95)	11,812
Total investments	$4,181,523	$62,664	$(125,312)	$4,118,875

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	AFS fixed maturities		HTM fixed maturities
September 30, 2016	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$124,653	$120,322	$—	$—
Due after one year through five years	483,935	486,485	223,261	226,753
Due after five years through ten years	1,260,222	1,308,224	531,624	566,140
Due after ten years	14,142	14,742	5,088	5,188
	1,882,952	1,929,773	759,973	798,081
U.S. agency bonds – mortgage-backed	1,572,387	1,605,778	—	—
Asset-backed securities	205,534	212,791	—	—
Total fixed maturities	$3,660,873	$3,748,342	$759,973	$798,081

The following tables summarize fixed maturities and other investments in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or more		Total
September 30, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$13,029	$(27)	$54,566	$(710)	$67,595	$(737)
Non–U.S. government and supranational bonds	1,081	(41)	27,645	(3,140)	28,726	(3,181)
Asset-backed securities	21,746	(49)	—	—	21,746	(49)
Corporate bonds	171,844	(1,551)	355,317	(30,970)	527,161	(32,521)
Total temporarily impaired fixed maturities	$207,700	$(1,668)	$437,528	$(34,820)	$645,228	$(36,488)

As of September 30, 2016, there were approximately 132 securities in an unrealized loss position with a fair value of $645,228 and unrealized losses of $36,488. Of these securities, there are 94 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $437,528 and unrealized losses of $34,820.

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

Other-Than-Temporary Impairments ("OTTI")

The Company performs quarterly reviews of its investment portfolio in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit spreads since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at September 30, 2016. For the three and nine months ended ended September 30, 2016, the Company recognized no OTTI. For the three and nine months ended September 30, 2015, there was a credit impairment in respect of one corporate bond which resulted in the recognition of OTTI of $1,060 for both periods.

The following summarizes the credit ratings of our fixed maturities:

Ratings* as of September 30, 2016	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$5,183	$5,500	0.1%
U.S. agency bonds	1,576,643	1,610,396	35.4%
AAA	164,038	173,127	3.8%
AA+, AA, AA-	244,901	255,882	5.6%
A+, A, A-	1,300,659	1,344,515	29.6%
BBB+, BBB, BBB-	964,197	990,817	21.8%
BB+ or lower	165,225	166,186	3.7%
Total	$4,420,846	$4,546,423	100.0%

Ratings* as of December 31, 2015	Amortized cost	Fair value	% of Total fair value
Fixed maturities
U.S. treasury bonds	$5,714	$6,010	0.1%
U.S. agency bonds	1,495,516	1,501,302	36.6%
AAA	170,190	170,391	4.1%
AA+, AA, AA-	222,506	223,084	5.4%
A+, A, A-	1,075,550	1,066,794	26.0%
BBB+, BBB, BBB-	1,077,064	1,039,228	25.3%
BB+ or lower	124,167	100,254	2.5%
Total	$4,170,707	$4,107,063	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

(b) Other Investments

The following table shows our portfolio of other investments:

	September 30, 2016		December 31, 2015
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in quoted equity	$5,560	45.3%	$4,905	41.5%
Investments in limited partnerships	5,708	46.5%	5,907	50.0%
Other	1,000	8.2%	1,000	8.5%
Total other investments	$12,268	100.0%	$11,812	100.0%

The Company has an unfunded commitment on its investments in limited partnerships of approximately $525 at September 30, 2016.

(c) Realized Gains on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the unaudited Condensed Consolidated Statements of Income:

For the Three Months Ended September 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$1,813	$—	$1,813
Other investments	87	—	87
Net realized gains on investment	$1,900	$—	$1,900

For the Three Months Ended September 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$1,216	$—	$1,216
Net realized gains on investment	$1,216	$—	$1,216

For the Nine Months Ended September 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$4,953	$(891)	$4,062
Other investments	449	—	449
Net realized gains on investment	$5,402	$(891)	$4,511

For the Nine Months Ended September 30, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$2,264	$—	$2,264
Other investments	63	—	63
Net realized gains on investment	$2,327	$—	$2,327

Proceeds from sales of AFS fixed maturities were $15,260 and $101,923 for the three and nine months ended September 30, 2016, respectively (September 30, 2015 - $29,595 and $116,093, respectively). Net unrealized gains were as follows:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	September 30, 2016	December 31, 2015
Fixed maturities	$100,196	$(55,024)
Other investments	1,408	996
Total net unrealized gain (loss)	101,604	(54,028)
Deferred income tax expense	(114)	(84)
Net unrealized gains, net of deferred income tax	$101,490	$(54,112)
Change in net unrealized gains, net of deferred income tax	$155,602

(d) Restricted Cash and Cash Equivalents and Investments

We are required to maintain assets to serve as collateral for our reinsurance liabilities under various reinsurance agreements. We also utilize trust accounts to collateralize business with our reinsurance counterparties. The assets in trust as collateral are primarily cash and highly rated fixed maturity securities. The fair value of our restricted assets was as follows:

	September 30, 2016	December 31, 2015
Restricted cash and cash equivalents – third party agreements	$112,038	$102,837
Restricted cash and cash equivalents – related party agreements	254,433	139,944
Restricted cash and cash equivalents – U.S. state regulatory authorities	92	78
Total restricted cash and cash equivalents	366,563	242,859
Restricted investments AFS – in trust for third party agreements at fair value (amortized cost: 2016 – $1,233,629; 2015 – $1,081,202)	1,256,528	1,067,602
Restricted investments AFS – in trust for related party agreements at fair value (amortized cost: 2016 – $1,969,268; 2015 – $1,781,178)	2,011,761	1,754,705
Restricted investments HTM – in trust for related party agreements at fair value (amortized cost: 2016 – $759,973; 2015 – $607,843)	798,081	598,975
Restricted investments AFS – in trust for U.S. state regulatory authorities (amortized cost: 2016 – $4,055; 2015 – $4,071)	4,312	4,303
Total restricted investments	4,070,682	3,425,585
Total restricted cash and cash equivalents and investments	$4,437,245	$3,668,444

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2016.

U.S. government and U.S. agencies — Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.

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

Senior notes — The amount reported in the accompanying condensed consolidated balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on indicative market pricing obtained from a third-party service provider and as such, are included in the Level 2 hierarchy.

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

September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,500	$—	$—	$5,500
U.S. agency bonds – mortgage-backed	—	1,605,778	—	1,605,778
U.S. agency bonds – other	—	4,618	—	4,618
Non-U.S. government and supranational bonds	—	32,662	—	32,662
Asset-backed securities	—	212,791	—	212,791
Corporate bonds	—	1,819,253	—	1,819,253
Municipal bonds	—	67,740	—	67,740
Other investments	5,560	—	6,708	12,268
Total	$11,060	$3,742,842	$6,708	$3,760,610
As a percentage of total assets	0.2%	57.9%	0.1%	58.2%

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

The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% of its fixed maturities at September 30, 2016 and December 31, 2015, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2. At September 30, 2016 and December 31, 2015, 0.1% of the fixed maturities are valued using the market approach. At each date, a total of two securities, or approximately $5,451 and $4,943, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2016 and December 31, 2015, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There have not been any transfers between Level 1 and Level 2 during the periods represented by these unaudited Condensed Consolidated Financial Statements.

(c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	September 30, 2016	September 30, 2015
Balance at beginning of period	$6,562	$6,906
Total realized gains – included in net realized gains on investment	87	—
Change in total unrealized gains – included in other comprehensive income (loss)	29	161
Purchases	75	—
Redemptions	(45)	(270)
Balance at end of period	$6,708	$6,797

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

	For the Nine Months Ended
Other investments:	September 30, 2016	September 30, 2015
Balance at beginning of period	$6,907	$6,581
Total realized gains – included in net realized gains on investment	449	63
Change in total unrealized gains – included in other comprehensive income (loss)	(243)	353
Purchases	167	144
Redemptions	(572)	(344)
Balance at end of period	$6,708	$6,797

(d) Financial Instruments not measured at Fair Value

The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM - corporate bonds	$759,973	$798,081	$607,843	$598,975
Total financial assets	$759,973	$798,081	$607,843	$598,975
Financial Liabilities
MHNA - 8.25%	$—	$—	$107,500	$110,424
MHNB - 8.00%	100,000	102,608	100,000	105,328
MHNC - 7.75%	152,500	164,395	152,500	165,456
MHLA - 6.625%	110,000	114,752	—	—
Total financial liabilities	$362,500	$381,755	$360,000	$381,208

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

The following table details the Company's outstanding Senior Notes issuances as of September 30, 2016:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Long-Term Debt (continued)

	2012 Senior Notes	2013 Senior Notes	2016 Senior Notes
Principal	$100,000	$152,500	$110,000
Debt Issuance Costs	3,406	5,054	3,715
Net Proceeds	$96,594	$147,446	$106,285

Unamortized debt issuance costs	$2,894	$4,574	$3,704

Other details:
Maturity date	March 27, 2042	December 1, 2043	June 14, 2046
Earliest redeemable date (for cash)	March 27, 2017	December 1, 2018	June 14, 2021
Coupon rate	8.00%	7.75%	6.625%
Effective interest rate	8.31%	8.04%	7.07%

7. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. As of September 30, 2016, Leah Karfunkel (wife of Michael Karfunkel), George Karfunkel and Barry Zyskind own or control approximately 17.4% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust, and combined they own or control approximately 49.3% of the outstanding shares of AmTrust. AmTrust owns 11.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 43.0% of the common stock of NGHC. Barry Zyskind is the non-executive chairman of NGHC.

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

On July 1, 2016 the agreement was renewed through June 30, 2019. The agreement automatically renews for successive three-year periods thereafter unless AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement by giving written notice to the other party not less than nine months prior to the expiration of any successive three-year period. Either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.

In 2015, Maiden Bermuda and AII entered into an agreement to commute certain liabilities as of December 31, 2015. The commuted reserve value of $107,000, represents full and final settlement of all liabilities related to this business and as a result of this agreement, this business is no longer being ceded to Maiden.

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

Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017.

The Company recorded approximately $163,336 and $447,767 of ceding commission expense for the three and nine months ended September 30, 2016, respectively (September 30, 2015 - $141,348 and $389,501, respectively) as a result of both these quota share arrangements with AmTrust.

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

The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $0 and $12 of ceded premiums and $0 and $1 ceding commission income for the three and nine months ended September 30, 2016, (September 30, 2015 - $14 and $59 of premiums ceded and $0 and $3 of ceding commission income, respectively).

Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, for the three and nine months ended September 30, 2016, the Company recorded approximately $305 and $745 net premiums earned and $87 and $187 of commission expense, respectively, (September 30, 2015 - $154 and $483 net premiums earned and $35 and $117 commission expense, respectively).

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Related Party Transactions (continued)

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at September 30, 2016 and December 31, 2015 pursuant to a loan agreement entered into between those parties. This loan was assigned to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at September 30, 2016, was approximately $2,805,607 (December 31, 2015 - $2,256,383) and the accrued interest was $18,400 (December 31, 2015 - $15,448). Please refer to "Note 4. (d) Investments" for additional information.

b) European Hospital Liability Quota Share

AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (d) Investments" for additional information.

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and, the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $6,652 and $18,330 of reinsurance brokerage expense for the three and nine months ended September 30, 2016, respectively (September 30, 2015 - $5,854 and $16,161, respectively) and deferred reinsurance brokerage of $15,051 at September 30, 2016 (December 31, 2015 - $13,464) as a result of this agreement.

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,780 and $5,122 of investment management fees for the three and nine months ended September 30, 2016, respectively (September 30, 2015 - $1,518 and $4,455, respectively) as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively.

The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and nine months ended September 30, 2016, the Company recorded an expense of $22 and $61, respectively (September 30, 2015 - $20 and $70, respectively) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company and NGHC mutually agreed the termination of the NGHC Quota Share on a run-off basis effective on that date. Consequently, Maiden Bermuda recorded no ceding commission expense for the three and nine months ended September 30, 2016 and 2015, respectively, as a result of this transaction.

Other

Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnified on an excess of loss basis, for the amounts of net loss, paid from April 1,

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Related Party Transactions (continued)

2015 through March 31, 2016. Maiden US was liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (each covered person per agreement year). Maiden US' liability did not exceed $8,825 per covered person per agreement year. In addition, Maiden US continued to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminated on March 31, 2016 and Maiden US was relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under these agreements, Maiden US recorded approximately $0 and $157 of premiums earned for the three and nine months ended September 30, 2016, respectively (September 30, 2015 - $218 and $328, respectively).

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

Under these agreements, Maiden US recorded approximately $136 and $295 of premiums earned for the three and nine months ended September 30, 2016, respectively (September 30, 2015 - $19 and $22, respectively).

8. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended September 30,	2016	2015
Numerator:
Net income attributable to Maiden shareholders	$40,852	$28,584
Dividends on preference shares - Series A	(3,094)	(3,094)
Dividends on convertible preference shares - Series B	(2,991)	(2,991)
Dividends on preference shares - Series C	(2,938)	—
Amount allocated to participating common shareholders(1)	(19)	(17)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$31,810	$22,482
Potentially dilutive securities
Dividends on convertible preference shares - Series B	2,991	2,991
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$34,801	$25,473
Denominator:
Weighted average number of common shares outstanding – basic	75,993,451	73,638,980
Potentially dilutive securities:
Share options and restricted share units	1,100,206	1,294,767
Convertible preference shares(2)	9,057,294	10,809,258
Adjusted weighted average number of common shares and assumed conversions – diluted	86,150,951	85,743,005
Basic earnings per share attributable to Maiden common shareholders:	$0.42	$0.31
Diluted earnings per share attributable to Maiden common shareholders:	$0.40	$0.30

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Earnings per Common Share (continued)

For the Nine Months Ended September 30,	2016	2015
Numerator:
Net income attributable to Maiden shareholders	$117,678	$93,676
Dividends on preference shares - Series A	(9,282)	(9,282)
Dividends on convertible preference shares - Series B	(8,971)	(8,971)
Dividends on preference shares - Series C	(9,470)	—
Amount allocated to participating common shareholders(1)	(55)	(59)
Numerator for basic EPS - net income allocated to Maiden common shareholders	$89,900	$75,364
Potentially dilutive securities
Dividends on convertible preference shares- Series B	8,971	8,971
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$98,871	$84,335
Denominator:
Weighted average number of common shares outstanding – basic	74,625,839	73,403,998
Potentially dilutive securities:
Share options and restricted share units	1,085,740	1,272,746
Convertible preference shares(2)	10,306,440	10,809,258
Adjusted weighted average number of common shares and assumed conversions – diluted	86,018,019	85,486,002
Basic earnings per share attributable to Maiden common shareholders:	$1.20	$1.03
Diluted earnings per share attributable to Maiden common shareholders:	$1.15	$0.99

(1) This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.
(2) Please refer to "Notes to Consolidated Financial Statements" included under Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for the terms and conditions of each of these anti-dilutive instruments. The mandatory convertible preference shares - series B were included in the calculation of diluted earnings per share only for the period that they were outstanding. On September 15, 2016, the Company's $165,000 mandatory convertible preference shares - Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share.

9. Shareholders' Equity

At September 30, 2016, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,178,902 common shares, of which 86,128,999 are outstanding, and issued 12,600,000 preference shares. The remaining 50,221,098 are undesignated at September 30, 2016. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Mandatory Convertible Preference Shares - Series B

On September 15, 2016, each of the then outstanding Preference Share - Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share.

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Shareholders' Equity (continued)

Accumulated Other Comprehensive Income

The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2016	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$93,793	$25,034	$118,827
Other comprehensive income before reclassifications	8,899	(2,730)	6,169
Amounts reclassified from AOCI to net income, net of tax	(1,202)	—	(1,202)
Net current period other comprehensive income	7,697	(2,730)	4,967
Ending balance	101,490	22,304	123,794
Less: AOCI attributable to noncontrolling interest	—	(82)	(82)
Ending balance, Maiden shareholders	$101,490	$22,386	$123,876

For the Three Months Ended September 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$15,115	$25,722	$40,837
Other comprehensive loss before reclassifications	(17,173)	(741)	(17,914)
Amounts reclassified from AOCI to net income, net of tax	(11)	—	(11)
Net current period other comprehensive loss	(17,184)	(741)	(17,925)
Ending balance	(2,069)	24,981	22,912
Less: AOCI attributable to noncontrolling interest	—	(95)	(95)
Ending balance, Maiden shareholders	$(2,069)	$25,076	$23,007

For the Nine Months Ended September 30, 2016	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income before reclassifications	155,024	(7,927)	147,097
Amounts reclassified from AOCI to net income, net of tax	578	—	578
Net current period other comprehensive income	155,602	(7,927)	147,675
Ending balance	101,490	22,304	123,794
Less: AOCI attributable to noncontrolling interest	—	(82)	(82)
Ending balance, Maiden shareholders	$101,490	$22,386	$123,876

For the Nine Months Ended September 30, 2015	Change in net unrealized gains on investments	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive loss before reclassifications	(80,643)	8,316	(72,327)
Amounts reclassified from AOCI to net income, net of tax	(5)	—	(5)
Net current period other comprehensive loss	(80,648)	8,316	(72,332)
Ending balance	(2,069)	24,981	22,912
Less: AOCI attributable to noncontrolling interest	—	(95)	(95)
Ending balance, Maiden shareholders	$(2,069)	$25,076	$23,007

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Commitments and Contingencies

There are no material changes from the commitments and contingencies previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Dividends Declared

On August 3, 2016, the Company's Board of Directors authorized the following quarterly dividend:

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

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. The Company filed its brief in opposition to the petition for review on October 19, 2011. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect it to conclude in 2017. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

11. Subsequent Events

On November 1, 2016, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	January 17, 2017	January 3, 2017
Preference shares - Series A	$0.515625	December 15, 2016	December 1, 2016
Preference shares - Series C	$0.445313	December 15, 2016	December 1, 2016

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

The market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. The global reinsurance market continues to experience significant competition in most lines of business. Abundant new capital investment from sources not considered traditional investors in the reinsurance industry, primarily in the property catastrophe segment of the reinsurance market, continues to impact overall industry competitive conditions. Developments that could lead to a change in those competitive conditions have either not occurred or have been slow to emerge and the present outlook is for a continuation of the current levels of competition being experienced.

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

Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.6 billion in 2015 while significantly enhancing our total capital resources. Total capital resources are approximately $1.9 billion at September 30, 2016.

Most recently, on September 15, 2016, the Company's $165.0 million mandatory convertible preference shares - Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share.

On June 14, 2016, Maiden Holdings issued $110.0 million 6.625% Senior Notes and used the cash proceeds to fully redeem all of Maiden Holdings North America, Ltd.'s ("Maiden NA") 8.25% 2011 Senior Notes due 2041 on June 15, 2016, thus lowering our cost of capital.

Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further information.

Three and nine months ended September 30, 2016 and 2015 Financial Highlights

For the Three Months Ended September 30,	2016	2015	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$40.7	$28.5	43.1%
Net income attributable to Maiden common shareholders	31.8	22.5	41.5%
Net operating earnings attributable to Maiden common shareholders(1)	30.2	25.8	17.2%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$0.40	$0.30	33.3%
Net operating earnings attributable to Maiden common shareholders(1)	$0.39	$0.34	14.7%
Dividends per common share	$0.14	$0.13	7.7%
Gross premiums written	$706.9	$628.5	12.5%
Net premiums earned	698.3	658.5	6.0%
Underwriting income (3)	17.3	10.0	73.5%
Net investment income	35.7	32.8	8.6%
Combined ratio(4)	98.5%	99.6%	(1.1)%
Annualized operating return on average common shareholders' equity(1)	11.0%	11.3%	(2.7)%

For the Nine Months Ended September 30,	2016	2015	% Change
	($ in Millions except per share data)
Summary Consolidated Statement of Income Data:
Net Income	$117.5	$93.5	25.6%
Net income attributable to Maiden common shareholders	90.0	75.4	19.3%
Net operating earnings attributable to Maiden common shareholders(1)	87.0	80.8	7.7%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	$1.15	$0.99	16.2%
Net operating earnings attributable to Maiden common shareholders(1)	$1.11	$1.05	5.7%
Dividends per common share	$0.42	$0.39	7.7%
Gross premiums written	$2,259.3	$2,136.9	5.7%
Net premiums earned	1,951.8	1,845.2	5.8%
Underwriting income (3)	46.6	38.3	21.8%
Net investment income	107.3	96.2	11.5%
Combined ratio(4)	98.7%	99.1%	(0.4)%
Annualized operating return on average common shareholders' equity(1)	11.8%	11.8%	—%

	September 30, 2016	December 31, 2015	% Change
	($ in Millions except per share data)
Summary Consolidated Balance Sheet Data:
Total investments and cash and cash equivalents(5)	$4,954.6	$4,460.2	11.1%
Total assets	6,468.0	5,703.6	13.4%
Reserve for loss and LAE	2,759.5	2,510.1	9.9%
Senior notes, net	351.3	349.9	0.4%
Maiden common shareholders' equity	1,240.3	867.8	42.9%
Maiden shareholders' equity	1,555.3	1,347.8	15.4%
Total capital resources(6)	1,917.8	1,707.8	12.3%
Ratio of debt to total capital resources	18.9%	21.1%	(10.4)%

Book Value:
Book value per common share(7)	$14.40	$11.77	22.3%
Accumulated dividends per common share	3.17	2.75	15.3%
Book value per common share plus accumulated dividends	$17.57	$14.52	21.0%
Change in book value per common share plus accumulated dividends	$3.05

Diluted book value per common share(8)	$14.20	$11.61	22.3%

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

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive stock based awards). The Mandatory Convertible Preference Shares - Series B are excluded at December 31, 2015, as they are anti-dilutive.

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

Operating earnings are a performance measure used by management to focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange and other gains or losses; (3) amortization of intangible assets and non-cash deferred tax expenses; and (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested U.S. E&S business. We exclude net realized gains or losses on investment and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

We also excluded certain non-recurring expenditures that are material to understanding our results of operations. For the nine months ended September 30, 2016, we exclude the accelerated amortization of senior note issuance cost. For the three and nine months ended September 30, 2015, we also excluded net impairment losses on investment recognized in earnings.

Operating earnings and diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions except per share data)
Net income attributable to Maiden common shareholders	$31.8	$22.5	$90.0	$75.4
Add (subtract):
Net realized gains on investment	(1.9)	(1.2)	(4.5)	(2.3)
Net impairment losses recognized in earnings	—	1.1	—	1.1
Foreign exchange and other gains	(0.7)	(1.5)	(6.4)	(4.1)
Amortization of intangible assets and non-cash deferred tax expense	0.9	1.0	2.7	3.0
Divested E&S business and NGHC run-off	0.1	3.9	2.9	7.7
Accelerated amortization of senior note issuance costs	—	—	2.3	—
Net operating earnings attributable to Maiden common shareholders	$30.2	$25.8	$87.0	$80.8

Diluted earnings per common share attributable to Maiden shareholders	$0.40	$0.30	$1.15	$0.99
Add (subtract):
Net realized gains on investment	(0.02)	(0.01)	(0.05)	(0.03)
Net impairment losses recognized in earnings	—	0.01	—	0.01
Foreign exchange and other gains	(0.01)	(0.02)	(0.08)	(0.05)
Amortization of intangible assets and non-cash deferred tax expense	0.02	0.02	0.03	0.04
Divested E&S business and NGHC run-off	—	0.04	0.03	0.09
Accelerated amortization of senior note issuance cost	—	—	0.03	—
Diluted operating earnings per common share attributable to Maiden shareholders	$0.39	$0.34	$1.11	$1.05

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

Operating ROACE for the three and nine months ended September 30, 2016 and 2015 was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions)
Net operating earnings attributable to Maiden common shareholders	$30.2	$25.8	$87.0	$80.8
Opening common shareholders’ equity	1,049.7	908.7	867.8	925.7
Ending common shareholders’ equity	1,240.3	905.1	1,240.3	905.1
Average common shareholders’ equity(1)	1,091.2	906.9	981.2	915.4
Operating ROACE	11.0%	11.3%	11.8%	11.8%

(1) Average common shareholders' equity for the three and nine months ended September 30, 2016 is adjusted for the period the Mandatory Convertible Preference Shares - Series B are outstanding (prior to mandatory conversion date of September 15, 2016).

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At September 30, 2016, the book value per common share and diluted book value per common share both increased by 22.3% compared to December 31, 2015 (see "Liquidity and Capital Resources - Investments" on page 45 for further information). Book value per common share and diluted book value per common share at September 30, 2016 and December 31, 2015 was computed as follows:

	September 30, 2016	December 31, 2015
	($ in Millions except per share data)
Ending common shareholders’ equity	$1,240.3	$867.8
Proceeds from assumed conversion of dilutive options	13.1	13.4
Numerator for diluted book value per common share calculation	$1,253.4	$881.2

Common shares outstanding	86,128,999	73,721,140
Shares issued from assumed conversion of dilutive options and restricted share units	2,166,892	2,166,545
Denominator for diluted book value per common share calculation	88,295,891	75,887,685

Book value per common share	$14.40	$11.77
Diluted book value per common share(1)	$14.20	$11.61
(1) The Mandatory Convertible Preference Shares - Series B are excluded at December 31, 2015, as they are anti-dilutive.

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the the sum of total capital resources. The ratio of Debt to Total Capital Resources at September 30, 2016 and December 31, 2015 was computed as follows:

	September 30, 2016	December 31, 2015
	($ in Millions)
Senior notes	$362.5	$360.0
Maiden shareholders’ equity	1,555.3	1,347.8
Total capital resources	$1,917.8	$1,707.8
Ratio of debt to total capital resources	18.9%	21.1%

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

Results of Operations

Selected unaudited Condensed Consolidated Statements of Income data:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
Gross premiums written	$706.9	$628.5	$2,259.3	$2,136.9
Net premiums written	$690.7	$599.2	$2,133.9	$2,025.8
Net premiums earned	$698.3	$658.5	$1,951.8	$1,845.2
Other insurance revenue	2.3	2.2	8.7	9.4
Net loss and loss adjustment expense	(466.8)	(444.2)	(1,297.4)	(1,236.5)
Commission and other acquisition expenses	(206.7)	(197.6)	(587.5)	(551.6)
General and administrative expenses	(9.8)	(8.9)	(29.0)	(28.2)
Underwriting income	17.3	10.0	46.6	38.3
Other general and administrative expenses	(7.2)	(7.6)	(20.7)	(20.8)
Net investment income	35.7	32.8	107.3	96.2
Net realized gains on investment	1.9	1.2	4.5	2.3
Net impairment losses recognized in earnings	—	(1.1)	—	(1.1)
Accelerated amortization of senior note issuance costs	—	—	(2.3)	—
Amortization of intangible assets	(0.6)	(0.7)	(1.8)	(2.1)
Foreign exchange and other gains	0.7	1.5	6.4	4.1
Interest and amortization expenses	(6.9)	(7.3)	(21.3)	(21.8)
Income tax expense	(0.2)	(0.3)	(1.2)	(1.6)
Net Income	40.7	28.5	117.5	93.5
Loss attributable to noncontrolling interest	0.1	0.1	0.2	0.2
Dividends on preference shares	(9.0)	(6.1)	(27.7)	(18.3)
Net income attributable to Maiden common shareholders	$31.8	$22.5	$90.0	$75.4
Ratios
Net loss and LAE ratio(1)	66.6%	67.2%	66.2%	66.7%
Commission and other acquisition expense ratio(2)	29.5%	29.9%	30.0%	29.7%
General and administrative expense ratio(3)	2.4%	2.5%	2.5%	2.7%
Expense ratio(4)	31.9%	32.4%	32.5%	32.4%
Combined ratio(5)	98.5%	99.6%	98.7%	99.1%

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

Net Income

Net income for the three and nine months ended September 30, 2016 was $40.7 million and $117.5 million compared to $28.5 million and $93.5 million for the same periods in 2015, respectively.

The increase in net income for the three months ended September 30, 2016 compared to the same period in 2015 was due to higher underwriting income and, to a lesser extent, investment income offset partially by lower foreign exchange gains. Underwriting income was favorably impacted by an increase in net premiums earned in our AmTrust Reinsurance segment and lower unfavorable development on our run-off business reported in our Other category.

The increase in net income for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily driven by an increase in net investment income and, to a lesser extent, improvements in underwriting income. Other factors positively impacting net income included slight increases of $2.3 million in foreign exchange gains and $2.2 million in realized gains on investment.

The following is a summary of the results of our operations for the three and nine months ended ended September 30, 2016, compared to the same periods in 2015:

Net Premiums Written

Net premiums written increased by $91.5 million, or 15.3%, and $108.1 million or 5.3%, for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The increase in net premiums written for the three and nine months ended September 30, 2016 compared to the same periods in 2015 included growth in both the AmTrust Reinsurance and Diversified Reinsurance segments.

The following tables compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written:

For the Three Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$179.1	25.9%	$163.7	27.3%	$15.4	9.4%
AmTrust Reinsurance	511.6	74.1%	435.5	72.7%	76.1	17.5%
Total reportable segments	$690.7	100.0%	$599.2	100.0%	$91.5	15.3%

For the Nine Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$626.5	29.3%	$602.7	29.8%	$23.8	4.0%
AmTrust Reinsurance	1,507.4	70.7%	1,423.1	70.2%	84.3	5.9%
Total reportable segments	$2,133.9	100.0%	$2,025.8	100.0%	$108.1	5.3%

The increases in net premiums written in our AmTrust Reinsurance segment for the three and nine months ended September 30, 2016 compared to the same periods in 2015 are due to organic growth as well as acquisitions made by AmTrust, partially offset by the impact of the 2015 partial commutation. For the three months ended September 30, 2016, the initial cession of certain of these acquisitions resulted in a growth rate compared to the same period in 2015 that may not be representative of quarterly growth rates on a prospective basis. Please refer to the analysis of our AmTrust Reinsurance segment on page 42 for further details.

Net premiums written in our Diversified Reinsurance segment increased by $15.4 million or 9.4% and $23.8 million or 4.0% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The increase was mainly due to growth in the Diversified Reinsurance segment's U.S. casualty and accident and health premiums and the European treaty contracts written by Maiden Bermuda in 2016. Please refer to the analysis of our Diversified Reinsurance segment on page 40 for further details.

Net Premiums Earned

Net premiums earned increased by $39.8 million or 6.0% and $106.6 million or 5.8% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The increase in net premiums earned was primarily the result of strong growth in our AmTrust Reinsurance segment offset by the decrease in our Diversified Reinsurance segment earned premiums.

The following tables compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Three Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$175.2	25.1%	$193.2	29.3%	$(18.0)	(9.4)%
AmTrust Reinsurance	523.1	74.9%	465.3	70.7%	57.8	12.4%
Total reportable segments	$698.3	100.0%	$658.5	100.0%	$39.8	6.0%

For the Nine Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Millions)		($ in Millions)		($ in Millions)
Diversified Reinsurance	$538.1	27.6%	$570.7	30.9%	$(32.6)	(5.7)%
AmTrust Reinsurance	1,413.7	72.4%	1,274.5	69.1%	139.2	10.9%
Total reportable segments	$1,951.8	100.0%	$1,845.2	100.0%	$106.6	5.8%

The increase in net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2016, compared to the same periods in 2015, reflects the impact of AmTrust's strong growth in 2015 from a combination of acquisition activity and ongoing organic growth. Please refer to the analysis of our AmTrust Reinsurance segment on page 42 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased by $18.0 million or 9.4% and $32.6 million or 5.7% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. Earned premiums decreased due to the impact of lower 2015 net premiums written for the segment. Please refer to the analysis of our Diversified Reinsurance segment on page 40 for further discussion.

Other Insurance Revenue

All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 42 for further discussion.

Net Investment Income and Net Realized Gains on Investment

Net Investment Income - Net investment income increased by $2.9 million or 8.6% and $11.1 million or 11.5% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively.

For the three and nine months ended September 30, 2016, average investable assets grew by 14.0% and 15.0% compared to the same periods in 2015, respectively. The Company's average book yield for the three months ended September 30, 2016 was marginally lower compared to the same period in 2015. The growth in net investment income, particularly when compared with the growth in invested assets, continues to be impacted by the low current interest rate environment along with elevated levels of cash maintained by the Company in response to recent volatility within that interest rate environment.

The following table details the Company's average investable assets and average book yield:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
Average investable assets(1)	$4,991.5	$4,376.7	$4,842.1	$4,210.6
Average book yield(2)	2.9%	3.0%	3.0%	3.0%

(1)The average of the sum of the cost or amortized cost of the Company's investments, cash and cash equivalents (including restricted cash), loan to related party and due to broker at the beginning and end of each quarter during the last three months and twelve months, respectively.
(2)Annualized ratio of net investment income over average investable assets.

Net Realized Gains on Investment - Net realized gains on investment were $1.9 million and $4.5 million for the three and nine months ended September 30, 2016, compared to $1.2 million and $2.3 million for the same periods in 2015, respectively.

Net Loss and Loss Adjustment Expenses

Net loss and LAE increased by $22.6 million or 5.1% and $60.9 million or 4.9% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. This increase reflects the continued growth of the business combined with net adverse development experienced in the Diversified Reinsurance segment.

The net loss and LAE ratios were generally stable at 66.6% and 66.2% for the three and nine months ended September 30, 2016 compared to 67.2% and 66.7% for the same periods in 2015, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features.

Commission and Other Acquisition Expenses

Commission and other acquisition expenses increased by $9.1 million or 4.6% and $35.9 million or 6.5% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The commission and other acquisition expense ratio decreased to 29.5% and increased to 30.0% for the three and nine months ended September 30, 2016 compared to 29.9% and 29.7% for the same periods in 2015, respectively. Please refer to the reasons for the changes in the ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income and comprise:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions)		($ in Millions)
General and administrative expenses – segments	$9.8	$8.9	$29.0	$28.2
General and administrative expenses – corporate	7.2	7.6	20.7	20.8
Total general and administrative expenses	$17.0	$16.5	$49.7	$49.0
General and administrative expense ratio	2.4%	2.5%	2.5%	2.7%

Total general and administrative expenses increased by $0.5 million or 3.0%, and $0.7 million or 1.6% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively.

Interest and Amortization Expenses

The interest and amortization expenses related to our Senior Notes were $6.9 million and $21.3 million for the three and nine months ended September 30, 2016, compared to $7.3 million and $21.8 million for the same periods in 2015, respectively. The weighted average effective interest rate for the Company's debt was 7.8% and 8.1% for the three and nine months ended September 30, 2016, respectively, compared to 8.3% for both the three and nine months ended September 30, 2015. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s Senior Notes.

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

Income Tax Expense

The Company recorded an income tax expense of $0.2 million and $1.2 million for the three and nine months ended September 30, 2016 compared to $0.3 million and $1.6 million for the same periods in 2015, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 0.5% and 1.0% for the three and nine months ended September 30, 2016, compared to 1.3% and 1.7% for the same periods in 2015, respectively.

Dividends on Preference Shares

For the three and nine months ended September 30, 2016, dividends paid to preference shareholders increased by $2.9 million or 48.3% and $9.4 million or 51.9% compared to the same periods in 2015, respectively. The increase is attributable to the issuance of 6,600,000 7.125% Preference Shares - Series C on November 25, 2015.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions)
Gross premiums written	$186.8	$174.3	$667.4	$631.3
Net premiums written	$179.1	$163.7	$626.5	$602.7
Net premiums earned	$175.2	$193.2	$538.1	$570.7
Other insurance revenue	2.3	2.2	8.7	9.4
Net loss and LAE	(132.4)	(142.5)	(395.7)	(417.9)
Commission and other acquisition expenses	(39.9)	(51.7)	(139.9)	(152.3)
General and administrative expenses	(9.0)	(8.2)	(26.7)	(26.0)
Underwriting loss	$(3.8)	$(7.0)	$(15.5)	$(16.1)
Ratios
Net loss and LAE ratio	74.6%	72.9%	72.4%	72.0%
Commission and other acquisition expense ratio	22.5%	26.5%	25.6%	26.3%
General and administrative expense ratio	5.1%	4.2%	4.8%	4.5%
Expense ratio	27.6%	30.7%	30.4%	30.8%
Combined ratio	102.2%	103.6%	102.8%	102.8%

The combined ratio for the three and nine months ended September 30, 2016 decreased to 102.2% and remained flat at 102.8% compared to 103.6% and 102.8% for the same periods in 2015, respectively. Reserve development in commercial auto continued to unfavorably impact the Diversified Reinsurance segment resulting in underwriting losses both for the three and nine months ended September 30, 2016 and 2015.

Premiums - Gross premiums written increased by $12.5 million or 7.1% and $36.1 million or 5.7% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The increase was primarily due to growth in U.S. casualty and accident and health premiums and the European treaty contracts written by Maiden Bermuda in 2016.

Net premiums written increased by $15.4 million or 9.4% and $23.8 million or 4.0% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, due to the same circumstances as described above related to this segment's gross premiums written. The following tables illustrate net premiums written by line of business in this segment:

For the Three Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$30.6	17.1%	$29.6	18.1%	$1.0	3.5%
Casualty	115.4	64.4%	101.2	61.8%	14.2	14.0%
Accident and Health	14.8	8.3%	12.9	7.9%	1.9	14.9%
International	18.3	10.2%	20.0	12.2%	(1.7)	(8.7)%
Total Diversified Reinsurance	$179.1	100.0%	$163.7	100.0%	$15.4	9.4%

For the Nine Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Property	$124.0	19.8%	$128.5	21.3%	$(4.5)	(3.5)%
Casualty	365.3	58.3%	359.5	59.7%	5.8	1.6%
Accident and Health	68.1	10.9%	53.5	8.9%	14.6	27.4%
International	69.1	11.0%	61.2	10.1%	7.9	12.8%
Total Diversified Reinsurance	$626.5	100.0%	$602.7	100.0%	$23.8	4.0%

Net premiums earned decreased by $18.0 million or 9.4% for the three months ended September 30, 2016 compared to the same period in 2015 and decreased by $32.6 million or 5.7% for the nine months ended September 30, 2016 compared to the same period in 2015. The following table shows net premiums earned by line of business:

For the Three Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$29.9	17.1%	$39.6	20.5%	$(9.7)	(24.4)%
Casualty	105.9	60.5%	115.6	59.8%	(9.7)	(8.4)%
Accident and Health	18.5	10.5%	14.1	7.3%	4.4	30.8%
International	20.9	11.9%	23.9	12.4%	(3.0)	(12.5)%
Total Diversified Reinsurance	$175.2	100.0%	$193.2	100.0%	$(18.0)	(9.4)%

For the Nine Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Property	$103.0	19.1%	$112.9	19.8%	$(9.9)	(8.7)%
Casualty	313.7	58.3%	350.5	61.4%	(36.8)	(10.5)%
Accident and Health	55.8	10.4%	41.4	7.2%	14.4	34.9%
International	65.6	12.2%	65.9	11.6%	(0.3)	(0.5)%
Total Diversified Reinsurance	$538.1	100.0%	$570.7	100.0%	$(32.6)	(5.7)%

Within the Diversified Reinsurance segment, the business written by both Maiden US and our non-U.S. operations experienced a decrease in net premiums earned for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to the decline in written premium in 2015. Net premiums earned were also reduced further due to the impact of higher ceded premiums related to the retrocessional quota share agreement entered in 2015. These decreases, however, were slightly reduced by earned premiums from the European treaty contracts written by Maiden Bermuda in 2016.

Other Insurance Revenue - Other insurance revenue increased by $0.1 million, or 7.7% and decreased by $0.7 million or 7.6%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The net decrease for the nine months ended September 30, 2016 compared to the same period in 2015 was mainly caused by weaker auto sales in Europe.

Net Loss and Loss Adjustment Expense - Net loss and LAE decreased by $10.1 million or 7.1% for the three months ended September 30, 2016 and decreased by $22.2 million or 5.3% for the nine months ended September 30, 2016 compared to the same periods in 2015, respectively.

Net loss and LAE ratios were 74.6% and 72.4% for the three and nine months ended September 30, 2016 compared to 72.9% and 72.0% in the same periods in 2015, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to these ratios are significantly impacted by changes in the mix of business and the impact of loss sensitive features. The loss and LAE ratios in 2016 continue to be impacted by adverse development in U.S. commercial auto.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $11.8 million, or 22.9% for the three months ended September 30, 2016 and decreased by $12.4 million or 8.2% for the nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The commission and other acquisition expense ratios were 22.5% and 25.6% for the three and nine months ended September 30, 2016 compared to 26.5% and 26.3% for the same periods in 2015, respectively. Please refer to the reasons for the changes in the ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses - General and administrative expenses increased by $0.8 million, or 10.0% for the three months ended September 30, 2016 and increased by $0.7 million or 2.9%, for the nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The general and administrative expense ratios were 5.1% and 4.8% for the three and nine months ended September 30, 2016, compared to 4.2% and 4.5% for the same periods in 2015, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported continuing profitable growth for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. However, the segment experienced a modest increase in the combined ratio to 95.9% from 95.4% during the three months ended September 30, 2016 and to 95.4% from 95.1% during the nine months ended September 30, 2016 compared to the same periods in 2015, respectively. These increases were largely due to changes in the mix of business and higher commercial auto loss ratios.

The following table details the underwriting results and associated ratios for the AmTrust Reinsurance segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in Millions)
Gross premiums written	$520.1	$454.2	$1,591.9	$1,505.6
Net premiums written	$511.6	$435.5	$1,507.4	$1,423.1
Net premiums earned	$523.1	$465.3	$1,413.7	$1,274.5
Net loss and LAE	(334.3)	(297.8)	(898.7)	(811.0)
Commission and other acquisition expenses	(166.8)	(146.0)	(447.6)	(399.2)
General and administrative expenses	(0.8)	(0.7)	(2.3)	(2.2)
Underwriting income	$21.2	$20.8	$65.1	$62.1
Ratios
Net loss and LAE ratio	63.9%	63.9%	63.5%	63.6%
Commission and other acquisition expense ratio	31.9%	31.4%	31.7%	31.3%
General and administrative expense ratio	0.1%	0.1%	0.2%	0.2%
Expense ratio	32.0%	31.5%	31.9%	31.5%
Combined ratio	95.9%	95.4%	95.4%	95.1%

Premiums - Gross premiums written increased by $65.9 million, or 14.5% and $86.3 million or 5.7% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. Growth in our AmTrust Reinsurance segment is due to additional 2016 premium relating to acquisitions made by AmTrust ceded for the first time and ongoing organic growth and also reflects the removal of certain classes of business which we commuted with AmTrust in the fourth quarter of 2015. These items significantly impacted the comparisons between the respective periods reported herein for 2016 and 2015.

The following tables details net premiums written by line of business in this segment:

For the Three Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$314.7	61.5%	$231.5	53.1%	$83.2	36.0%
Specialty Program	98.9	19.3%	86.6	19.9%	12.3	14.2%
Specialty Risk and Extended Warranty	98.0	19.2%	117.4	27.0%	(19.4)	(16.5)%
Total AmTrust Reinsurance	$511.6	100.0%	$435.5	100.0%	$76.1	17.5%

For the Nine Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$983.6	65.3%	$857.6	60.3%	$126.0	14.7%
Specialty Program	268.2	17.8%	262.1	18.4%	6.1	2.3%
Specialty Risk and Extended Warranty	255.6	16.9%	303.4	21.3%	(47.8)	(15.7)%
Total AmTrust Reinsurance	$1,507.4	100.0%	$1,423.1	100.0%	$84.3	5.9%

Net premiums earned increased by $57.8 million or 12.4% and $139.2 million or 10.9%, for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The increase is primarily due to AmTrust's prior year written premium growth.

The following tables detail net premiums earned by line of business:

For the Three Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$320.6	61.3%	$257.3	55.3%	$63.3	24.6%
Specialty Program	89.8	17.2%	80.3	17.3%	9.5	11.9%
Specialty Risk and Extended Warranty	112.7	21.5%	127.7	27.4%	(15.0)	(11.8)%
Total AmTrust Reinsurance	$523.1	100.0%	$465.3	100.0%	$57.8	12.4%

For the Nine Months Ended September 30,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Millions)		($ in Millions)		($ in Millions)
Small Commercial Business	$864.7	61.2%	$734.7	57.7%	$130.0	17.7%
Specialty Program	251.5	17.8%	210.7	16.5%	40.8	19.4%
Specialty Risk and Extended Warranty	297.5	21.0%	329.1	25.8%	(31.6)	(9.6)%
Total AmTrust Reinsurance	$1,413.7	100.0%	$1,274.5	100.0%	$139.2	10.9%

Net Loss and Loss Adjustment Expense - Net loss and LAE increased by $36.5 million or 12.3% and $87.7 million or 10.8% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. Net loss and LAE ratios were 63.9% and 63.5% for the three and nine months ended September 30, 2016, compared to 63.9% and 63.6% in the same periods in 2015, respectively. The loss ratio for the nine months ended September 30, 2016 has improved primarily due to continued change in the segment's mix of business.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $20.8 million or 14.3% and $48.4 million or 12.1% for the three and nine months ended September 30, 2016, compared to the same periods in 2015, respectively. The commission and other acquisition expense ratios were 31.9% and 31.7% for the three and nine months ended September 30, 2016 compared to 31.4% and 31.3% for the same periods in 2015, respectively. The increase in the ratio during the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively, reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share.

General and Administrative Expenses - General and administrative expenses increased by $0.1 million or 15.7% and $0.1 million or 4.9% for the three and nine months ended September 30, 2016 compared to the same periods in 2015, respectively. The general and administrative expense ratios remained flat at 0.1% and 0.2% for the three and nine months ended September 30, 2016 and 2015, respectively.

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

Our sources of funds primarily consist of premiums received (net of commissions), investment income, net proceeds from capital raising activities, which may include the issuance of debt, common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and LAE, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy. The following table summarizes the cash flows provided by (used in) operating, investing and financing activities:

For the Nine Months Ended September 30,	2016	2015
	($ in Millions)
Operating activities	$326.2	$526.0
Investing activities	(291.4)	(470.7)
Financing activities	(59.7)	(44.4)
Effect of exchange rate changes on foreign currency cash	2.7	(1.5)
Total (decrease) increase in cash and cash equivalents	$(22.2)	$9.4

Cash Flows - Operating Activities

Cash flows from operations for the nine months ended September 30, 2016 were $326.2 million compared to $526.0 million for the same period in 2015, a 38.0% decrease. This decrease in cash flows from operating activities arises primarily due to the settlement of the $107.0 million commutation with AmTrust during the first quarter of 2016. Operating cash flows in 2015 were also favorably impacted by AmTrust's integration of Tower Group which now has been completed. The increase in reserve for loss and LAE during the nine months ended September 30, 2016 compared to the same period in 2015 was lower by $17.5 million while the increase in unearned premiums during the nine months ended September 30, 2016 was lower by $15.0 million compared to the nine months ended September 30, 2015.

Cash Flows - Investing Activities

Cash flows from investing activities consist primarily of proceeds from sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $291.4 million for the nine months ended September 30, 2016 compared to $470.7 million for the same period in 2015. Purchases of fixed maturity investments exceeded the proceeds from the sales, maturities and calls by $187.6 million for the nine months ended September 30, 2016. In addition there was an increase in restricted cash and cash equivalents of $103.7 million and a net outflow in other items of $0.1 million for the nine months ended September 30, 2016.

Cash Flows - Financing Activities

Cash flows used in financing activities were $59.7 million for the nine months ended September 30, 2016, compared to $44.4 million for the same period in 2015. The increase in net cash outflow for the nine months ended September 30, 2016 compared to the same period in 2015 was due to the increase in the dividends paid to both common and preference shareholders of $2.4 million and $9.5 million, respectively, representing the increase in the dividend per common share from $0.13 to $0.14 and the dividend on the Preference shares - Series C of $9.5 million following issuance on November 25, 2015. Furthermore, on June 15, 2016, Maiden NA fully redeemed all of its 2011 Senior Notes using the net proceeds from the 6.625% 2016 Senior Notes issuance of $106.5 million on June 14, 2016. The 2011 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $107.5 million. Also, during the nine months ended September 30, 2016, the proceeds from the issuance of common shares were lower by $2.4 million compared to the same period last year.

Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 1, 2016.

At September 30, 2016 and December 31, 2015, cash and cash equivalents and fixed maturity investments used as collateral were $4.4 billion and $3.7 billion, respectively. This collateral represents 89.1% and 82.6% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and and cash equivalents) at September 30, 2016 and December 31, 2015, respectively. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities and are designated as either available-for-sale ("AFS") or held-to-maturity ("HTM").

The value of the Company's fixed maturity investments increased by $392.4 million or 9.5% at September 30, 2016 compared to December 31, 2015. The net increase is a combination of: 1) purchases of $786.6 million, comprising of primarily investment grade corporate bonds; and 2) net unrealized gains and amortization of $146.2 million; offset by 3) maturities and calls totaling $540.4 million.

During the nine months ended September 30, 2016, the yield on the 10-year U.S. treasury bond decreased by 67 basis points to 1.60%. The 10-year U.S. treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates for the nine months ended September 30, 2016 reflects slower than expected global economic growth, various conflicting economic indicators, combined with equity market volatility and increased global geopolitical uncertainties.

The increase in unrealized gain in our AFS fixed maturity portfolio was $142.2 million, primarily due to the decrease in interest rates and the recovery of market values of corporate bonds. This gain also includes unrealized foreign exchange gains of $8.1 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the strengthening of the euro at September 30, 2016, relative to the U.S. dollar. The increase was substantially offset by increases in our non-U.S. dollar net liabilities which are reflected in the movement of cumulative translation adjustment, which is also a component of AOCI, in our shareholders' equity. See "Liquidity and Capital Resources - Capital Resources" on page 51 for further information.

At September 30, 2016, we consider the levels of cash and cash equivalents we are holding to be above our targeted ranges. However, this is consistent with our practice during prior periods when interest rates and fixed income markets have experienced elevated levels of volatility. We continue to assess current market conditions and are seeking opportunities, within our defined risk appetite to deploy available cash.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At September 30, 2016 and December 31, 2015, these respective durations in years were as follows:

	September 30, 2016	December 31, 2015
Fixed maturities and cash and cash equivalents	4.1	4.7
Reserve for loss and LAE	4.2	4.4

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

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

September 30, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$5.2	$0.3	$—	$5.5	3.0%	2.6 years
U.S. agency bonds – mortgage-backed	1,572.4	34.1	(0.7)	1,605.8	2.7%	3.6 years
U.S. agency bonds – other	4.2	0.4	—	4.6	5.8%	9.0 years
Non-U.S. government and supranational bonds	35.6	0.3	(3.2)	32.7	2.5%	3.6 years
Asset-backed securities	205.6	7.3	(0.1)	212.8	3.8%	2.3 years
Corporate bonds	1,775.7	75.2	(31.7)	1,819.2	3.4%	5.1 years
Municipal bonds	62.2	5.5	—	67.7	4.2%	6.7 years
Total AFS fixed maturities	3,660.9	123.1	(35.7)	3,748.3	3.1%	4.3 years
HTM fixed maturities
Corporate bonds	760.0	38.9	(0.8)	798.1	3.6%	5.3 years
Total HTM fixed maturities	760.0	38.9	(0.8)	798.1
Cash and cash equivalents	434.0	—	—	434.0	0.2%	0.0 years
Total	$4,854.9	$162.0	$(36.5)	$4,980.4	2.9%	4.1 years

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield*	Average duration
	($ in Millions)
AFS fixed maturities
U.S. treasury bonds	$5.7	$0.3	$—	$6.0	2.9%	2.5 years
U.S. agency bonds – mortgage-backed	1,471.8	15.4	(10.2)	1,477.0	2.8%	4.5 years
U.S. agency bonds – other	23.8	0.5	—	24.3	3.6%	8.5 years
Non-U.S. government and supranational bonds	35.1	—	(4.6)	30.5	2.6%	4.0 years
Asset-backed securities	165.7	1.2	(1.1)	165.8	4.1%	4.6 years
Corporate bonds	1,798.6	38.1	(97.0)	1,739.7	3.8%	5.0 years
Municipal bonds	62.2	2.6	—	64.8	4.2%	6.3 years
Total AFS fixed maturities	3,562.9	58.1	(112.9)	3,508.1	3.4%	4.8 years
HTM fixed maturities
Corporate bonds	607.8	3.5	(12.3)	599.0	3.9%	6.4 years
Total HTM fixed maturities	607.8	3.5	(12.3)	599.0
Cash and cash equivalents	332.5	—	—	332.5	0.2%	0.0 years
Total	$4,503.2	$61.6	$(125.2)	$4,439.6	3.2%	4.7 years
*Average yield is calculated by dividing annualized investment income for each sub-component of AFS securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

The following summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity:

	September 30, 2016		December 31, 2015
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
Maturity	Fair value	Amortized cost	Fair value	Amortized cost
	($ in Millions)		($ in Millions)
Due in one year or less	$120.3	$—	$180.4	$—
Due after one year through five years	486.5	223.3	475.1	67.3
Due after five years through ten years	1,308.2	531.6	1,180.2	540.5
Due after ten years	14.7	5.1	29.6	—
	1,929.7	760.0	1,865.3	607.8
U.S. agency bonds – mortgage-backed	1,605.8	—	1,477.0	—
Asset-backed securities	212.8	—	165.8	—
Total fixed maturities	$3,748.3	$760.0	$3,508.1	$607.8

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the MBS component of our U.S. agency bonds portfolio are as follows:

	September 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
U.S. agency bonds - mortgage-backed:
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$340.1	21.1%	$139.5	9.3%
FNMA – fixed rate	711.4	44.2%	791.7	52.7%
FNMA – variable rate	18.7	1.2%	22.1	1.5%
FHLMC – fixed rate	530.1	32.9%	517.3	34.5%
FHLMC – variable rate	5.5	0.3%	6.4	0.4%
Total U.S. agency bonds - mortgage-backed	1,605.8	99.7%	1,477.0	98.4%
Non-MBS fixed rate U.S. agency bonds	4.6	0.3%	24.3	1.6%
Total U.S. agency bonds	$1,610.4	100.0%	$1,501.3	100.0%

The following summarizes changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

For the Three Months Ended September 30,	2016	2015
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,451.8	$1,388.3
Purchases	267.0	—
Sales and paydowns	(104.1)	(78.2)
Net realized gains on sales – included in net income	—	—
Change in net unrealized gains – included in other comprehensive income	(7.1)	15.0
Amortization of bond premium and discount	(1.8)	(1.6)
Ending balance	$1,605.8	$1,323.5

For the Nine Months Ended September 30,	2016	2015
	($ in Millions)
U.S. agency bonds - mortgage-backed:
Beginning balance	$1,477.0	$1,322.4
Purchases	366.4	356.6
Sales and paydowns	(261.2)	(363.5)
Net realized gains on sales – included in net income	0.2	0.1
Change in net unrealized gains – included in other comprehensive income	28.2	12.1
Amortization of bond premium and discount	(4.8)	(4.2)
Ending balance	$1,605.8	$1,323.5

Our total Agency MBS portfolio represents 35.6% of our fixed maturity investments at September 30, 2016. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At September 30, 2016 and December 31, 2015, 96.4% and 97.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an Standard & Poor's ("S&P") credit rating of BB+, or equivalent, or less. See "Part I, Item I - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating by S&P of our corporate bond holdings (AFS and HTM) are as follows:

	Ratings*
September 30, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Basic Materials	—%	—%	1.6%	4.4%	2.4%	$218.9	8.4%
Communications	—%	0.5%	1.0%	7.1%	—%	224.0	8.6%
Consumer	—%	0.9%	14.3%	8.0%	0.3%	615.2	23.5%
Energy	—%	0.8%	3.7%	2.8%	2.1%	246.7	9.4%
Financial Institutions	1.6%	2.5%	23.0%	11.5%	0.2%	1,015.1	38.8%
Industrials	—%	1.0%	2.0%	2.9%	0.7%	172.5	6.6%
Technology	—%	2.4%	1.2%	0.4%	0.7%	124.9	4.7%
Total Corporate bonds	1.6%	8.1%	46.8%	37.1%	6.4%	$2,617.3	100.0%

	Ratings*
December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Millions)
Corporate bonds
Basic Materials	—%	—%	1.1%	5.4%	1.3%	$182.5	7.8%
Communications	—%	0.6%	0.8%	7.7%	—%	212.0	9.1%
Consumer	—%	1.0%	12.3%	9.3%	0.3%	535.2	22.9%
Energy	—%	1.3%	1.7%	3.2%	1.9%	189.8	8.1%
Financial Institutions	1.7%	1.6%	23.5%	14.3%	0.1%	963.1	41.2%
Industrials	—%	0.5%	1.7%	3.7%	0.5%	149.9	6.4%
Technology	—%	2.3%	1.6%	0.4%	0.2%	106.2	4.5%
Total Corporate bonds	1.7%	7.3%	42.7%	44.0%	4.3%	$2,338.7	100.0%
*Based on Standard & Poor’s ("S&P"), or equivalent, ratings

During the nine months ended September 30, 2016, the Company decreased its exposure to securities rated BBB (including those with a + or - modifier) from 23.3% as at December 31, 2015 to 19.8% of the total fair value of investments and cash and cash equivalents.

The Company’s 10 largest corporate holdings, 64.5% of which are in the Financial Institutions sector, are as follows:

September 30, 2016	Fair Value/Amortized cost	% Based on Carrying Value Investments	Rating*
	($ in Millions)
Morgan Stanley FLT, Due 10/18/2016 (1)	$40.0	0.9%	BBB+
Australia and New Zealand Banking Group, 3.7% Due 11/16/2025	27.4	0.6%	AA-
Schlumberger Holdings Corporation, 4.0% Due 12/21/2025	21.8	0.5%	AA-
JP Morgan Chase & Co, 3.9% Due 7/15/2025	21.6	0.5%	A-
BNP Paribas, 5.0% Due 1/15/2021	21.4	0.5%	A
IBM Corporation, 7.0% Due 10/30/2025	20.9	0.5%	AA-
Rabobank, 3.9% Due 2/08/2022	20.9	0.5%	A+
Mondelez International, 4.0% Due 2/1/2024	20.5	0.4%	BBB
Brookfield Asset Management Inc, 4.0%, Due 1/15/2025	20.5	0.4%	A-
AT&T Inc, 2.6%, Due 12/1/2022	20.3	0.4%	BBB+
Total	$235.3	5.2%
*Based on S&P, or equivalent, ratings
(1) Securities with the notation FLT are floating rate securities.

We own the following securities not denominated in U.S. dollars:

	September 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Non-U.S. dollar denominated corporate bonds	$389.4	92.5%	$323.3	91.6%
Non-U.S. government and supranational bonds	31.7	7.5%	30.5	8.4%
Total non-U.S. dollar AFS fixed maturities	$421.1	100.0%	$353.8	100.0%

These non-U.S. dollar fixed maturities were invested in the following currencies:

	September 30, 2016		December 31, 2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
Euro	$357.4	84.9%	$299.3	84.8%
British pound	41.8	9.9%	41.4	11.7%
Australian dollar	11.1	2.6%	4.0	1.1%
Swedish krona	5.7	1.4%	5.8	1.7%
All other	5.1	1.2%	3.3	0.7%
Total non-U.S. dollar AFS fixed maturities	$421.1	100.0%	$353.8	100.0%

The net increase in non-U.S. denominated fixed maturities is primarily due to the investment of net premiums received and the increase in unrealized gains related to euro denominated investments. We do not have any government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at September 30, 2016 and December 31, 2015. At both September 30, 2016 and December 31, 2015, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P, respectively.

For our non-U.S. dollar denominated corporate bonds, the following summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

	September 30, 2016		December 31, 2015
Ratings*	Fair Value	% of Total	Fair Value	% of Total
	($ in Millions)		($ in Millions)
AAA	$34.6	8.9%	$32.8	10.1%
AA+, AA, AA-	33.0	8.5%	17.3	5.4%
A+, A, A-	180.0	46.2%	149.3	46.2%
BBB+, BBB, BBB-	133.5	34.3%	117.9	36.5%
BB+ or lower	8.3	2.1%	6.0	1.8%
Total non-U.S. dollar denominated corporate bonds	$389.4	100.0%	$323.3	100.0%
*Based on S&P, or equivalent, ratings

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Other Changes in Financial Position

The following summarizes other changes in our financial position:

	September 30, 2016	December 31, 2015	Change	Change
	($ in Millions)%
Reinsurance balances receivable, net	$535.0	$377.3	$157.7	41.8%
Reserve for loss and LAE	2,759.5	2,510.1	249.4	9.9%
Unearned premiums	1,571.4	1,354.6	216.8	16.0%

The reinsurance balances receivable, net increased by $157.7 million, or 41.8%, primarily due to the continued growth of our AmTrust Reinsurance segment during the first nine months of 2016 compared to December 31, 2015 which was lowered by the commutation agreement with AmTrust of $107.0 million. The reserve for net loss and LAE increased following the continued growth in our AmTrust Reinsurance segment and, to a lesser extent, adverse loss development experienced in our Diversified Reinsurance segment and our divested U.S. E&S business. The unearned premiums also increased following the continued growth in our AmTrust Reinsurance segment combined with the impact of greater number of renewals in the first quarter relative to renewals in the fourth quarter.

Capital Resources

Refer to the "Liquidity and Capital Resources" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general discussion of our shareholders' equity and capital resources.

Capital resources consist of funds deployed or available to be deployed in support of our business operations. Our total capital resources were $1,917.8 million at September 30, 2016, a net increase of $210.0 million, or 12.3%, from December 31, 2015.

The movement in total capital resources is as follows:

	September 30, 2016	December 31, 2015	Change	Change
	($ in Millions)%
Preference shares	$315.0	$480.0	$(165.0)	(34.4)%
Common shareholders' equity	1,240.3	867.8	372.5	42.9%
Total Maiden shareholders' equity	1,555.3	1,347.8	207.5	15.4%
Senior notes	362.5	360.0	2.5	0.7%
Total capital resources	$1,917.8	$1,707.8	$210.0	12.3%

The major factors contributing to the net increase in capital resources were as follows:

Maiden shareholders' equity

Maiden shareholders' equity at September 30, 2016 increased by $207.5 million, or 15.4%, compared to December 31, 2015 primarily due to:

•
increase in AOCI of $147.6 million. This increase arose due to: 1) increase of $155.6 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $130.6 million relating to market price movements and the increase in our non-U.S. dollar denominated investment portfolio of $25.0 million. The increase in our non-U.S. dollar denominated investment portfolio was $8.1 million primarily as a result of the strengthening of the euro, relative to U.S. dollar at September 30, 2016 compared to December 31, 2015, and $16.9 million as a result of market price movements during the nine months ended September 30, 2016. See "Liquidity and Capital Resources - Investments" on page 45 for further information; offset by 2) decrease in the cumulative translation adjustment of $8.0 million due to the effect of the depreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non- U.S. dollar denominated AFS fixed maturities);

•
net income attributable to Maiden shareholders of $117.7 million. See "Results of Operations - Net Income" on page 37 for a discussion of the Company’s net income for the nine months ended September 30, 2016;

•	increase in additional paid in capital of $2.6 million resulting from share-based transactions; and

•
increase in common shares and additional paid in capital of $165.6 million as result of the conversion of the Company's Preference Shares - Series B into common shares on September 15, 2016 and exercise of options.

These increases were offset by the following:

•	dividends declared of $60.5 million on the Company’s common and preference shares during the nine months ended September 30, 2016;

•
increase in shares repurchased for treasury of $0.5 million which represents withholdings from employees surrendered in respect of tax obligations on the vesting of restricted shares and performance based shares; and

•	decrease in Preference Shares - Series B of $165.0 million as result of the conversion into common shares on September 15, 2016.

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

Following the issuance of 2016 Senior Notes, on June 15, 2016, Maiden NA fully redeemed all of its 8.25% 2011 Senior Notes due 2041. The Notes were redeemed at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest on the principal amount of the Notes being redeemed to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining debt issuance cost of $2.3 million.

Except as discussed above, there were no further changes in the Company’s Senior Notes at September 30, 2016 compared to December 31, 2015 and the Company did not enter into any short-term borrowing arrangements during the nine months ended ended September 30, 2016. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of the Company’s Senior Notes.

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

Financial Strength Ratings

Our principal operating subsidiaries are rated "BBB+" (Good) with a stable outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. On September 1, 2016, A.M. Best Company ("A.M. Best") upgraded our principal operating subsidiaries' financial strength rating to A (Excellent) with a stable outlook, which rating is the third highest of sixteen rating levels, from A- (Excellent) with a positive outlook, as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Aggregate Contractual Obligations

In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At September 30, 2016, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Swedish krona and the Canadian dollar. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates which could materially adversely affect our financial condition and results of operations. At September 30, 2016, no such hedges or hedging strategies were in force or had been entered into.

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

We recorded net foreign exchange gains of $0.7 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, as a result of the strengthening of the U.S. dollar versus the British pound partially offset by the weakening of the U.S. dollar against the euro. For the nine months ended September 30, 2016 and 2015, we recorded net foreign exchange gains of $6.4 million and $4.1 million, respectively, as a result of the strengthening of the U.S. dollar, in particular versus the euro and British pound.

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

Off-Balance Sheet Arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in AFS fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2016, we had AFS fixed maturity securities with a fair value of $3.7 billion that are subject to interest rate risk.

The following table summarizes the interest rate risk associated with our AFS fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at September 30, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value and carrying value of our fixed maturity securities and on our shareholders’ equity at September 30, 2016:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Millions)
200 basis point increase	$3,429.5	$(318.8)	(20.5)%
100 basis point increase	3,583.8	(164.5)	(10.6)%
No change	3,748.3	—	—%
100 basis point decrease	3,913.7	165.4	10.6%
200 basis point decrease	4,076.6	328.3	21.1%

The interest rate sensitivity on the $168.0 million loan to related party, which carries an interest rate of one month LIBOR plus 90 basis points, is that increases of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures at September 30, 2016 have not changed materially compared to December 31, 2015. The Company has exposure to credit risk primarily as a holder of fixed maturity securities. The Company controls this exposure by emphasizing investment grade credit quality in our security purchases. The Company believes this high quality concentration reduces its exposure to credit risk on fixed income securities to an acceptable level. The following table summarizes the Company's fixed maturity investments by major rating category:

	September 30, 2016	December 31, 2015
Ratings*
AA+ or better	40.6%	42.3%
AA, AA-, A+, A, A-	34.1%	29.9%
BBB+, BBB, BBB-	21.7%	25.4%
BB+ or lower	3.6%	2.4%
	100.0%	100.0%
* Based on S&P, or equivalent, ratings

At September 30, 2016, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government which are rated AA+ by S&P (see "Liquidity and Capital Resources - Investments" on

page 45), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 0.9% and 5.2% of the Company’s total fixed income securities fair value, respectively.

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

The Company is also exposed to credit risk on reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are also subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AmTrust. Reinsurance balances receivable from the Company’s clients at September 30, 2016 were $535.0 million, including balances both currently due and accrued. The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements give the Company the contractual right to offset reinsurance balances receivable from clients, and the loan to related party in the case of AmTrust, against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2016.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $97.1 million at September 30, 2016 compared to $71.2 million at the end of December 31, 2015. Of these reinsurance recoverables, at September 30, 2016, $17.0 million or 17.5%, compared to $35.0 million or 49.2%, at December 31, 2015 relates to reinsurance claims from Superstorm Sandy.

The following table summarizes the credit ratings by A.M. Best of the Company's exposure to reinsurance counterparties:

	September 30, 2016	December 31, 2015
A or better	97.1%	99.1%
B++ or lower	2.9%	0.9%
	100.0%	100.0%

At September 30, 2016, 98.4% (December 31, 2015 - 69.4%) of reinsurance recoverables were collateralized.

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the nine months ended and as at September 30, 2016, $140.9 million or 6.6%, of our net premiums written and $280.9 million or 10.2%, of our reserve for loss and LAE were transacted in euro, respectively.

Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section included under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015 for a general overview on the uncertain economic issues relating to the euro that may impact our ability to conduct normal business operations in its participating countries.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2016, no hedging instruments have been entered into.

Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $7.8 million and $15.6 million, respectively.

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

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report 10-Q for the period ended June 30, 2016.

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

On November 1, 2016, the Board of Directors elected Steven H. Nigro to the newly-created position of Lead Independent Director, effective immediately. In this new role, Mr. Nigro will, among other things, preside at Board meetings when the Chairman is not present, serve as liaison between the Chairman and the independent directors, assist with Board meetings schedules and agendas, and be authorized to call meetings of the independent directors.

Item 6. Exhibits.

Exhibit No.	Description
10.1
Endorsement No. 4 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011 filed with the SEC on August 8, 2011 (No. 001-34042)

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

MAIDEN HOLDINGS, LTD.
By:
November 8, 2016		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer