Form 10-K
period 2016-12-31
Maiden Holdings, Ltd.
filed 2017-03-06
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
(441) 298-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Series C Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $670.7 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date. As of February 21, 2017, 86,272,069 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 2, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

MAIDEN HOLDINGS, LTD.

TABLE OF CONTENTS

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

Item 1. Business.

General Overview

We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing and risk management by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated "BBB+" (Good) with a stable outlook by S&P Global Ratings ("S&P"), which is the eighth highest of twenty-two rating levels. On September 1, 2016, A.M. Best Company ("A.M. Best") upgraded our principal operating subsidiaries' financial strength rating to "A" (Excellent) with a stable outlook, which rating is the third highest of sixteen rating levels, from "A-" (Excellent) with a positive outlook. Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD".

We provide reinsurance in the U.S. and Europe through our wholly owned subsidiaries, Maiden Reinsurance Ltd. ("Maiden Bermuda") and Maiden Reinsurance North America, Inc. ("Maiden US"). Internationally, we provide insurance sales and distribution services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through insurer partners to retail clients in the European Union ("EU") and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF"). During 2016, the Company incorporated a new wholly owned subsidiary, Maiden General Försäkrings AB ("Maiden GF") in Sweden.

Since our founding in 2007, we have entered into a series of strategic transactions that have significantly transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe oriented risk profile. These transactions have increased our gross premiums written to an amount in excess of $2.8 billion. These strategic transactions include the following:

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

•
Entering into a quota share reinsurance agreement with a subsidiary of National General Holdings Corporation ("NGHC") in 2010 (the "NGHC Quota Share"). This agreement was terminated on a run-off basis effective August 1, 2013; and

•
Substantially reducing our net exposure to natural hazard events by selling, on May 1, 2013, the primary insurance business written on a surplus lines basis by Maiden Specialty Insurance Company ("Maiden Specialty"), a wholly owned subsidiary of Maiden US, to Brit Insurance. Maiden Specialty provided non-catastrophe inland marine and property coverages. On November 4, 2015, Maiden US finalized the sale of Maiden Specialty to Clear Blue Financial Holdings, LLC ("Clear Blue").

We have also entered into a series of capital transactions that have enabled us to support our growing reinsurance operations while significantly enhancing our capital position to over $1.7 billion at December 31, 2016 and lowering our cost of capital. The more recent capital transactions include:

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

•
Public offering of $165.0 million Mandatory Convertible Preference Shares - Series B ("Preference Shares - Series B") in October 2013. We received net proceeds of $159.7 million from the offering. The net proceeds from the offering were used for general corporate purposes, primarily to support the continuing growth of our reinsurance operations. The Preference Shares - Series B fully converted into 12,069,090 common shares on September 15, 2016;

•
Public debt offering of $152.5 million in November 2013 ("2013 Senior Notes"). The 2013 Senior Notes trade on NYSE under the symbol "MHNC". The net proceeds of $147.4 million, as well as cash on hand, were used to repurchase all of the remaining portion of our previously issued outstanding junior subordinated debt, with a face value of $152.5 million, on January 15, 2014, which substantially lowered our cost of capital;

•
Public offering of $165.0 million Preference Shares - Series C ("Preference Shares - Series C") in November 2015. The Preference Shares - Series C trade on NYSE under the symbol "MHPRC". We received net proceeds of $159.5 million from the offering. The net proceeds of this offering were used for continued support and development of our reinsurance business and for other general corporate purposes; and

•
Public debt offering of $110.0 million in June 2016 ("2016 Senior Notes"). The 2016 Senior Notes trade on NYSE under the symbol "MHLA." The net proceeds of $106.3 million, as well as cash on hand, were used for continued support and development of our reinsurance business and for other general corporate purposes which included fully redeeming all of Maiden Holdings North America, Ltd.'s ("Maiden NA") Senior Notes due 2041 ("2011 Senior Notes"), thus lowering our cost of capital.

The 2011 Senior Notes, 2012 Senior Notes, 2013 Senior Notes and 2016 Senior Notes may also collectively be referred to as the "Senior Note Offerings". These transactions, along with other unusual or non-recurring events, should be considered when evaluating year-to-year comparability or when comparing our performance with other companies considered our peers and with whom we compete on a regular basis.

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

Maiden NA is our wholly owned U.S. holding company and is domiciled in the state of Delaware. Maiden US, a wholly owned subsidiary of Maiden NA, is a licensed property and casualty insurance company domiciled in the state of Missouri. Maiden Re Insurance Services, LLC ("Maiden Re"), a wholly owned subsidiary of Maiden NA, is a limited liability company organized in the state of Delaware in January 2008. Maiden Re operates as a managing general agent and underwriter for Maiden US.

Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as a reinsurance services and holding company. Maiden Global is organized under the laws of England and Wales. Opel Händler VersicherungsService GmbH ("OVS"), organized under the laws of Germany, operates as an insurance producer in Germany and as at December 31, 2016, is a wholly owned indirect subsidiary of Maiden Global. Maiden LF and Maiden GF, both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write credit life insurance and general insurance, respectively, on a primary basis in support of Maiden Global’s business development efforts.

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

The tables below compare net premiums written and earned, by reportable segment, reconciled to the total consolidated net premiums written and earned for the years ended December 31, 2016, 2015 and 2014:

For the Year Ended December 31,	2016		2015		2014
($ in Thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Diversified Reinsurance	$766,119	28.9%	$734,781	29.2%	$850,049	34.6%
AmTrust Reinsurance	1,888,428	71.1%	1,779,334	70.8%	1,610,485	65.5%
Total - reportable segments	2,654,547	100.0%	2,514,115	100.0%	2,460,534	100.1%
Other	405	—%	1	—%	(2,398)	(0.1)%
Total	$2,654,952	100.0%	$2,514,116	100.0%	$2,458,136	100.0%

For the Year Ended December 31,	2016		2015		2014
($ in Thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$724,124	28.2%	$744,875	30.7%	$854,026	37.9%
AmTrust Reinsurance	1,843,621	71.8%	1,684,191	69.3%	1,378,327	61.2%
Total - reportable segments	2,567,745	100.0%	2,429,066	100.0%	2,232,353	99.1%
Other	405	—%	3	—%	19,390	0.9%
Total	$2,568,150	100.0%	$2,429,069	100.0%	$2,251,743	100.0%

Financial data relating to the geographical areas in which we operate and relating to our principal products may be found in "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

In a quota share reinsurance arrangement (also known as pro-rata reinsurance, proportional reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the company a ceding commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including broker commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit sharing arrangement. Under quota share arrangements, ceding commission can be adjustable and subject to minimum and maximum levels based upon loss experience which potentially reduces earnings volatility under such arrangements.

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

Nearly all of our gross premiums written is generated by quota share reinsurance contracts. For the years ended December 31, 2016, 2015 and 2014, 92.3%, 91.0% and 88.2%, respectively, of our consolidated gross premiums written were derived from quota share reinsurance contracts. This significant concentration of quota share reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders.

Diversified Reinsurance

General

Maiden US writes treaties, on a quota share or excess of loss basis, and facultative risks, marketed through third-party intermediaries and on a direct basis. Maiden Bermuda writes treaties on both a quota share basis and excess of loss basis outside the U.S. and also provides quota share reinsurance support to Maiden US through an intercompany reinsurance arrangement. The net premiums written by our Diversified Reinsurance segment's operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2016, 2015 and 2014 were as follows:

For the Year Ended December 31,	2016		2015		2014
($ in Thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden US	$436,469	57.0%	$416,427	56.7%	$438,703	51.6%
Maiden Bermuda	324,705	42.4%	312,375	42.5%	403,971	47.6%
Maiden LF	4,945	0.6%	5,979	0.8%	8,007	0.9%
Maiden Specialty	—	—%	—	—%	(632)	(0.1)%
Total	$766,119	100.0%	$734,781	100.0%	$850,049	100.0%

Net premiums written in 2016 and 2015 were impacted by the Company entering into a retrocessional quota share agreement with a highly rated global insurer effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014.

A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment, of which Maiden US is the most significant component, for the years ended December 31, 2016, 2015 and 2014.

Maiden US began operating in 1983 through Maiden Re and since its inception, the business has focused on developing a portfolio of assumed reinsurance with an emphasis on relatively predictable reinsurance with low limits of participation on both a treaty and facultative basis. By design, the underwriting portfolio was developed to mitigate volatility and generate stable operating performance. Our underwriting strategy has de-emphasized property catastrophe reinsurance and participations in more volatile U.S. casualty lines such as Directors and Officers and Professional Liability.

Regional and specialty oriented property and casualty treaty reinsurance business represents the bulk of the portfolio, but accident and health and facultative are also important product offerings. In recent years, we have added enhanced automation to the facultative platform and have added a turn-key Umbrella Liability product offering for our core regional customers.

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

For most U.S. clients, we provide enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the trust accounts and the interest earned is ours. The balances are adjusted regularly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported ("IBNR") reserves. Our clients can withdraw assets from the trusts under contractually limited circumstances. At December 31, 2016, we had cash and fixed maturity securities totaling $1,058.8 million in these trusts, which is part of the $4.4 billion restricted assets disclosed in "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

We believe the advent of Solvency II in Europe in 2016 and other similar risk–based capital regimes globally will increase demand for reinsurance and other related products by insurers to support their capital under these new rules. Since 2015, Maiden Bermuda has focused on developing a portfolio of assumed reinsurance in Europe and globally with a strategic focus and risk profile similar to Maiden US. During 2016, Maiden Bermuda wrote its first treaty reinsurance contracts under this initiative and expects it to grow further as these solvency rules become further implemented.

The business associated with the IIS Acquisition ("IIS business") consists of quota share contracts, which are underwritten and reinsured by Maiden Bermuda, with the exception of business written through Maiden LF, which is underwritten on a primary basis. This business is marketed primarily through Maiden Global’s business development teams who partner with automobile manufacturers and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer. Typically, the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEM's") programs that Maiden Global designs. Traditionally, security is provided to clients in the form of letters of credit for IIS business, however, for new international clients, Maiden Bermuda provides enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. At December 31, 2016, we had cash and fixed maturity securities totaling $27.6 million in these trusts, which is part of the $4.4 billion restricted assets disclosed in "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Net premiums written for the IIS business were written in the following countries:

For the Year Ended December 31,	2016		2015		2014
($ in Thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Germany	$34,127	49.0%	$35,004	47.2%	$46,418	40.2%
United Kingdom	13,873	19.9%	12,489	16.9%	19,746	17.1%
Australia	12,989	18.7%	10,251	13.8%	7,638	6.6%
Canada	5,555	8.0%	5,598	7.6%	6,447	5.6%
France	1,288	1.9%	2,074	2.8%	3,496	3.0%
All other	1,774	2.5%	8,699	11.7%	31,608	27.5%
Total	$69,606	100.0%	$74,115	100.0%	$115,353	100.0%

The breakdown of IIS business by line of business was as follows:

For the Year Ended December 31,	2016		2015		2014
($ in Thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto	$57,809	83.1%	$61,567	83.1%	$81,385	70.6%
Credit Life	11,797	16.9%	12,548	16.9%	33,968	29.4%
Total	$69,606	100.0%	$74,115	100.0%	$115,353	100.0%

We also generate fee income when Maiden Global participates in transactions and collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by OVS in Germany and Austria through its point of sale producers in select OEM's dealerships. We seek to expand these fee generating arrangements through the Maiden Global business development teams' contacts with automobile manufacturers globally. For the years ended December 31, 2016, 2015 and 2014, the fee income was earned in the following locations:

For the Year Ended December 31,	2016		2015		2014
($ in Thousands)	Fee Income	% of Total	Fee Income	% of Total	Fee Income	% of Total
Germany	$7,126	65.9%	$8,874	77.1%	$8,848	66.0%
United Kingdom	1,397	12.9%	310	2.7%	509	3.8%
Australia	809	7.5%	836	7.3%	939	7.0%
Other	1,485	13.7%	1,492	12.9%	3,114	23.2%
Total	$10,817	100.0%	$11,512	100.0%	$13,410	100.0%

Strategy

Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Most business is written as reinsurance which is insurance of other insurance companies. We offer reinsurance on both a quota share and excess of loss basis. Our primary focus is regional and specialty clients who rely on reinsurance for capital support and/or to reduce their risk. The majority of our clients are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times. We also utilize a partnership concept developed over Maiden Re's thirty four year operating history to develop long-term customer relationships. This concept entails the offer to our clients of our expertise in underwriting, claims, actuarial, marketing and accounting, through tailored services which support their businesses and goals.

In our Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to clients that purchase other reinsurance from us.

We are primarily a lead reinsurer in the U.S., meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We prefer to be the primary, if not sole, reinsurer for our clients. Our pricing and underwriting of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred clients because we offer a secure product and an emphasis on client service. By maintaining significant relationships with clients, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.

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

Michael Karfunkel, George Karfunkel and Barry Zyskind were our Founding Shareholders. Michael Karfunkel passed away on April 27, 2016, and his shares are now controlled by his wife, Leah Karfunkel. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 49.3% of the outstanding voting shares of AmTrust.

Through our reinsurance agreements with AmTrust, we reinsure specific lines of business within the following AmTrust business segments:

•	Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other property and casualty insurance products;

•
Specialty risk and extended warranty coverage for consumer and commercial goods and custom designed coverages, such as accidental damage plans and payment protection plans offered in connection with the sale of consumer and commercial goods, in the U.S., United Kingdom ("U.K.") and certain other global markets, European Hospital Liability; and

•
Specialty program which includes package products, general liability, commercial auto liability, excess and surplus lines programs and other specialty commercial property and casualty insurance to a narrowly defined, homogeneous group of small and middle market companies.

Reinsurance Agreement

Under our Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, effective July 1, 2007, we reinsure 40% of AmTrust’s written premium, net of reinsurance with unaffiliated reinsurers, relating to all lines of business that existed on the effective date. We also have the option to reinsure additional programs, in addition to the original lines of business entered into by AmTrust since the effective date of the Reinsurance Agreement. As AmTrust has expanded into new lines of business, pursuant to the terms of the Reinsurance Agreement, we have selectively added some of those lines and opted not to participate in others. Consequently our share of AmTrust's overall gross premiums written has declined below 40% over time.

Maiden and AII entered into an agreement to commute certain lines of business as of December 31, 2015. The commuted reserve value of $107.0 million represents full and final settlement of all liabilities related to this business and as a result of this agreement, this business is excluded.

European Hospital Liability Quota Share
On April 1, 2011, Maiden Bermuda entered into the European Hospital Liability Quota Share with AEL and AIUL, respectively, to cover those entities' medical liability business in Europe, in particular, Italy and France. Maiden Bermuda pays a ceding commission of 5.0%. Effective January 1, 2012, the Company's maximum limit of liability is 40% of €10 million, previously 40% of €5 million, per original claim for any one original policy. Effective July 1, 2016, the contract was further amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017.

The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter, unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. The agreement has been renewed through March 31, 2018. For more information, please refer to "Notes to Consolidated Financial Statements Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

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

Maiden’s ERM framework reflects the ‘three lines of defense’ approach to risk management, which involves (1) risk owners having responsibility for identifying and managing risks; (2) the ERM Committee providing global tools and policies; and (3) internal audit performing independent reviews. The Audit Committee of Maiden's Board of Directors has overall responsibility for oversight of the ERM program and has delegated the oversight to the Audit Committee.

Maiden has a strong risk management culture set by the tone at the top, which is then established entity wide through various processes and controls which focus on our risk exposures. Maiden continually develops, reviews, and enhances these processes which we believe to be necessary to achieve our business strategies and objectives within our risk management practice.

There is involvement from all Maiden employees and risk owners are required to assist with the identification of risks, creation of appropriate responses to risks, and maintain them within the risk appetite and tolerances that the ERM Committee believes are necessary to achieve our business strategies and objectives. The impact and assessment of key risks are recorded in a risk register with an assigned risk owner. It is the responsibility of that individual to periodically assess the impact of the risk and to ensure appropriate risk mitigation and controls are in place. Additionally, an annual risk assessment is completed by internal audit through interviews and questionnaires with business level risk owners and senior management. On an annual basis, the ERM Committee reviews the risk assessments and ensures Maiden is operating within accepted risk tolerances. The mitigation of risks is achieved through the application and operation of controls, transferring of risk or tolerating risks within risk appetite.

The ERM Committee focuses primarily on identifying interactions among our primary categories of risk, developing metrics to assess our overall risk appetite, establishing appropriate risk parameters and tolerances, monitoring those tolerances, establishing and determining actions, if deemed necessary, in the event of a tolerance breach, performing ongoing risk assessment and continually reviewing factors that may impact our organizational risk. Quarterly, the output of the ERM Committee is reported to the Audit Committee of the Board. In addition to its oversight role, the ERM Committee examines specific topics and emerging risks including:

•	Autonomous vehicles, home-sharing and ride-sharing;

•	Cloud computing;

•	Silent cyber risk exposures in reinsurance contracts; and

•	Cybersecurity in an environment of increasing sophistication of cyber-crimes and increasing frequency in the type and number of cyber related breaches, attempts, attacks and intrusions.

Maiden’s internal audit department assesses the adequacy and effectiveness of our risk management framework and mitigating controls and coordinates risk-based audits to evaluate and address risk within targeted areas of our business. The core functions of this department are to (1) assess the adequacy and effectiveness of our internal control systems; (2) coordinate risk-based audits and compliance reviews; and (3) carry out other initiatives to evaluate and address risk within targeted areas of our business. Internal audit integrates testing of the risk management framework into its annual test plans. Our ERM is dynamic and constantly evolving to reflect changes to our organizational processes, global economic environment as well as implementing the latest industry standards. The Maiden Board has delegated oversight of the risk management framework to the Audit Committee. The Audit Committee, comprised solely of independent directors, meets quarterly and assesses whether management is addressing risk issues in a timely and appropriate manner. The Audit Committee receives a quarterly report on capital and risk management. Maiden’s risk appetite and tolerances have been formally approved by our Audit Committee. Maiden is operating within approved risk appetite and tolerances.

Our Audit Committee also reviews the Group Solvency Self-Assessment ("GSSA") which is required to be filed with the Bermuda Monetary Authority ("BMA") and used to understand current and prospective risks and the associated capital requirements. The GSSA is an integral part of our risk management framework and reflects our risk tolerance and overall business strategy. The GSSA documents our internal self-assessment of capital which is determined using our internal model. Our internal model quantifies the level of capital needed to meet our liabilities within our specified confidence level. On a group basis and for our operating entities, we monitor our capital position relative to our internal requirements, rating agency thresholds and regulatory requirements. Our major risks are insurance related - both premium risk and reserve risk, reflecting the possibility that our pricing may be too low or our reserving levels may not be sufficient. Other primary risk exposure areas are investment risk, credit risk and operational risk.

Internal controls and ERM can provide a reasonable but not absolute assurance that our control objectives will be met. The possibility of material financial loss remains in spite of our ERM efforts.

Insurance Risk

The key risks to Maiden due to the nature of our business relate to insurance activities. Insurance risk is comprised of underwriting risk, catastrophe risk and reserving risk.

Underwriting Risk

While the overwhelming majority of Maiden’s underwriting portfolio is low volatility, material deviation of performance from expected is a key risk. Specific risks that could unfavorably affect Maiden’s performance and erode capital include:

•	Insufficient premiums to cover future incurred losses due to inaccurate pricing, inappropriate risk selection, or both;

•	Pressure on prices due to place in insurance cycle, the inability to renew existing accounts or write new accounts at appropriate pricing;

•
Acceptance of risks outside of Maiden’s risk appetite, underwriting guidelines or deviation from prescribed pricing targets could deliver results with different performance or volatility than expected;

•	Changes in loss cost trends which are observed after contract pricing;

•	Changes in cedent claims handling or underwriting procedures which mask actual cedent performance; and

•	Losses from terrorism events may exceed our expectations.

Catastrophe Risk

While we do not write catastrophe reinsurance contracts, certain risks we reinsure are exposed to catastrophic loss events. Our tolerance is that our modeled one-in-250 year catastrophe occurrence loss must be less than 50% of our planned operating income and our annual aggregate loss must be less than 75% of our planned operating income. At December 31, 2016, our one-in-250 year catastrophe exposure on a per occurrence and aggregate basis is $41.1 million (2015 - $36.4 million) and $87.2 million (2015 - $77.8 million), respectively, within these stated tolerances.

Reserving Risk

Reserving risk is the risk that loss and loss adjustment expense ("loss and LAE") reserves are not sufficient to cover all of our policy obligations. Factors creating uncertainty in the estimation of the reserve for loss and LAE are set out later in Item 1. "Reserve for Loss and Loss Adjustment Expenses."

Underwriting Risk Management

Internal underwriting controls are established by our underwriting executives. Underwriting authority is delegated to the managers in each business segment and to underwrite in accordance with prudent practice and an understanding of each underwriter’s capabilities. In accordance with our underwriting guidelines, underwriting authorities are delegated to underwriting teams as well as individual underwriters. Our targeted performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.

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

Catastrophe Risk Management

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

Reserving Risk Management

Establishing adequate reserves for loss and LAE constitutes a significant risk for the Company. Further details on how we manage the risk inherent in estimating the Company’s loss reserves are set out later in Item 1. "Reserve for Loss and Loss Adjustment Expenses."

Investment Risk Management

Investment risk includes the risk of loss in the Company’s investment portfolio potentially caused by fluctuations in interest rates, credit spreads, foreign exchange rates and inflation on both assets and liabilities. At December 31, 2016, Maiden’s investment portfolio of $4.7 billion consisted almost entirely of fixed income securities.

Our investment policy is an important component of our overall business model and is designed to preserve capital, provide significant liquidity, and produce sufficient investment income to sustain and grow net income while supporting our client’s needs. In order to limit the Company’s credit risk exposure, the investment policy is to invest almost exclusively in high grade marketable fixed income securities, cash and cash equivalents and to achieve diversification through limits on holdings of individual securities. The Company monitors and manages exposure to asset types and economic sector. We manage interest rate risk by establishing and managing targets in the investment portfolio for duration, yield, and currency that support the Company’s reinsurance liabilities. Foreign exchange risks are managed by holding cash and investments in foreign currencies where we have reinsurance liabilities that will be paid in those currencies. The Company is exposed to nominal equity risk and has a very limited equity portfolio.

The Company performs stress testing of the investment portfolio using stochastic scenarios to evaluate the investment portfolio risk and capital needs.

Investment risk includes liquidity risk, including the risk that the group does not have sufficient liquid funds to pay losses as they become due. While our low volatility business model, combined with our very strong cash flow, leave us less susceptible to events which require immediate access to funds, the inherent nature of insurance claims is such that unanticipated significant claims activity under our reinsurance policies, outside our historical experience, could potentially impact our liquidity at any time. We mitigate this risk by maintaining a portfolio of highly liquid fixed income securities in our available-for-sale ("AFS") portfolio and by keeping the duration of our assets reasonably close to the duration of our liabilities.

Operational Risk Management

Operational Risk includes the risk of loss from inadequate or failed internal processes, people, systems and/or external events. Operational risk also includes legal risks. These types of operational failures could negatively impact our reputation with customers, agents and brokers, shareholders, and regulators. The ERM Committee in collaboration with individual business units and risk owners are responsible for the identification, measurement, monitoring and reporting of operational risks. Operational risks are mitigated through strong process controls, training and business continuity planning.

Retrocessions

We use retrocessional agreements to mitigate volatility and to reduce our exposure on certain specialty reinsurance risks and to provide capital support. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, so we retain credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2016, we had approximately $99.9 million (2015 - $71.2 million) of reinsurance recoverable under such agreements, of which $12.8 million or 12.8% (2015 - $35.0 million or 49.2%) relates to reinsurance claims from Superstorm Sandy.

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

More recently, January 1, 2017 reinsurance renewals show competitive pricing conditions. While these conditions have been most pronounced in severity related placements, particularly in property catastrophe contracts which are more acutely feeling the impact of capital inflows, we see continued competition in our higher frequency/lower severity business as well. While the business we write as part of our business model is somewhat more insulated from these competitive conditions, we are experiencing some pricing pressures as a result of broader industry conditions.

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

Our subsidiaries, Maiden Bermuda and Maiden US, each currently has a financial strength rating of "A" (Excellent, the third highest out of sixteen rating levels) with a stable outlook from A.M. Best, and "BBB+" (Good, the eighth highest out of twenty-two rating levels) with a stable outlook from S&P.

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

In the years ended December 31, 2016, 2015 and 2014, the sources of gross premiums written in our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2016	2015	2014
Broker
Aon Benfield Inc.	13.8%	17.3%	15.8%
Marsh & McLennan Companies (including Guy Carpenter)	11.9%	12.2%	12.0%
Beach and Associates, Ltd.	8.9%	1.4%	3.4%
Risk & Insurance Services Consulting, LLC	4.8%	4.6%	2.7%
All other brokers	14.5%	19.1%	23.2%
Total broker	53.9%	54.6%	57.1%
Direct	46.1%	45.4%	42.9%
Total	100.0%	100.0%	100.0%

In the years ended December 31, 2016, 2015 and 2014, our top three brokers represented approximately 34.6%, 36.9% and 31.6%, respectively, of gross premiums written in our Diversified Reinsurance segment.

Reserve for Loss and Loss Adjustment Expenses

General

We are required by applicable insurance laws and regulations in Bermuda, the U.S., Sweden and by U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to establish loss reserves to cover our estimated liability for the payment of all loss and LAE incurred with respect to premiums earned on the policies and treaties that we write. These reserves are balance sheet liabilities representing estimates of loss and LAE which we are ultimately required to pay for insured or reinsured claims that have occurred as of or before the balance sheet date. The loss and LAE reserves on our balance sheet represent management’s best estimate of the outstanding liabilities associated with our premium earned.  In developing this estimate, management considers the results of internal and external actuarial analyses, trends in those analyses as well as industry trends.  Our opining independent actuary certifies that the reserves established by management make a reasonable provision for our unpaid loss and LAE obligations.

These amounts include case reserves and provisions for IBNR reserves. Case reserves are established for losses that have been reported to us, and not yet paid. IBNR reserves represent the estimated cost of losses that have occurred but have not been reported to us and include a provision for additional development on case reserves. We establish case reserves based on information from the ceding company, reinsurance intermediaries, and when appropriate, consultations with independent legal counsel. The IBNR reserves are established by management based on reported loss and LAE and actuarially determined estimates of ultimate loss and LAE.

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

Analysis of Consolidated Loss Reserves Development

During 2016, the Company had adverse reserve development of $165.3 million, primarily due to a $120.4 million reserve charge implemented in the fourth quarter as well as, primarily commercial auto reserve development recognized in the Diversified Reinsurance segment throughout the first three quarters of 2016. This development includes significantly increased commercial auto liability reserves throughout the portfolio. Due to loss sensitive features of certain contracts, favorable (or unfavorable) loss reserve development does not necessarily result in a commensurate amount of additional (or reduced) underwriting income as ceding commission may be adjusted proportionally to the amount of loss development, pursuant to the terms of the individual contracts. The $165.3 million of reserve development the Company experienced during 2016 is net of the impact of those adjustable features.

For the Diversified Reinsurance segment, adverse development was $96.7 million for the full year, including the 4th quarter reserve charge as well as adverse development experienced in prior quarters.

For the AmTrust Reinsurance segment, adverse development was $54.0 million, largely related to program commercial auto as well as program general liability.

For the Other business, adverse development was $14.6 million relating to adverse development on primarily our run-off contract with NGHC.

For additional information concerning our reserves, see Item 7,"Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserve for Losses and Loss Adjustment Expense" and "Notes to Consolidated Financial Statements Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", for further information regarding the specific actuarial models we utilize and the uncertainties in establishing the reserve for loss and LAE.

Our Employees

On December 31, 2016, we had a total of 211 full-time employees who are located in Bermuda, the U.S., the U.K., Germany, Austria, Russia, Netherlands, Ireland and Australia. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.

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

The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements on Bermuda insurance companies and grants to the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. The Insurance Act also imposes certain regulatory requirements on insurance groups where the BMA has determined that it should act as group supervisor. Certain significant aspects of the Bermuda insurance regulatory framework are set forth below:

•
Cancellation of Insurer's Registration: An insurer's registration may be canceled by the BMA on certain grounds specified in the Insurance Act, including failure of the insurer to comply with its obligations under the Insurance Act or if, in the opinion of the BMA, the insurer has not been carrying on business in accordance with sound insurance principles. We believe that we are in compliance with applicable regulations under the Insurance Act;

•
Principal Office, Principal Representative and Head Office: An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The Insurance Act considers (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda. For the purpose of the Insurance Act, Maiden Bermuda’s principal office is the Company’s executive offices at Maiden House, 2nd Floor, 131 Front Street, Hamilton, HM 12, Bermuda;

•
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return: Maiden Bermuda and the Company must prepare annual statutory financial statements as prescribed in the Insurance Act with respect to its general business. The statutory financial return for a Class 3B insurer includes a report of the approved independent auditor on the statutory financial statements of such insurer, the statutory financial statements for the general business, and a statutory declaration of compliance. Maiden Bermuda is required to file audited U.S. GAAP annual financial statements with the BMA, which must be available to the public. In addition, Maiden Bermuda is required to file a capital and solvency return, which shall include the company's Bermuda Solvency Capital Requirement ("BSCR") model, a commercial insurer's solvency self-assessment ("CISSA"), a catastrophe risk return and a schedule of loss triangles or reconciliation of net loss reserves and a schedule of eligible capital. The BSCR model applies factors to premium, reserves and assets/liabilities to determine the minimum capital required by the BMA to remain solvent throughout the year. The catastrophe risk return assesses an insurer’s reliance on vendor models in assessing catastrophe exposure. The Company is required to file a group statutory financial return, group catastrophe risk return, group BSCR and GSSA. The GSSA is based on the Company’s own internally assessed capital requirements and is informed by our internal model. The GSSA together with the group BSCR form part of the BMA’s annual solvency assessment;

•
Minimum Liquidity Ratio: The Insurance Act requires all general business insurers to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and cash equivalents, quoted investments, unquoted bonds and debentures, first liens on real estate, investment income due and accrued, accounts and premiums receivable, reinsurance balances receivable and funds held by ceding reinsurers. There are certain categories of assets which, unless specifically permitted by the BMA, do not automatically qualify as relevant assets, such as unquoted equity securities, investments in and advances to affiliates and real estate and collateral loans. The relevant liabilities are total general business insurance reserves and total other liabilities less deferred income tax and letters of credit and guarantees;

•
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions: Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin ("MSM"). Maiden Bermuda is also required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement ("ECR"). Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Bermuda is not permitted to pay dividends to its sole shareholder, the Company, if there are reasonable grounds for believing that we are, or would after the payment be, in breach of the Act, Insurance (Prudential Standards) Class 4 and Class 3B Solvency Requirement Rules 2008, including the ECR or the group ECR contained within such rules or under such other applicable rules and regulations as may from time to time be issued by the BMA;

•
Eligible Capital: Class 3B and 4 insurers and insurance groups are required to maintain statutory economic capital and surplus (“Economic Capital”) for determination of regulatory available capital in accordance with a ‘3 tiered capital regime’. All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their “loss absorbency” characteristics. Under this regime, there are limits of Tier 1, Tier 2 and Tier 3 capital which may be used to satisfy the Class 3B and 4 insurers’ and Group’s MSM and ECR requirements. The Company has received approval for certain capital instruments as other fixed capital. In June 2016, the Company issued $110.0 million aggregate principal amount of 6.625% notes maturing in 2046 (the "2016 Senior Notes"). The BMA approved the capital instruments as Tier-3 ancillary capital to be grandfathered under Section 21 paragraph 10 of the Group Rules until January 1, 2026 as the 2016 Senior Notes do not meet the requirement that coupon payment on the instrument be cancellable or deferrable indefinitely upon breach (or if it would cause breach) in the ECR. The Group’s ECR shall be subject to a regulatory capital add-on comprising three years of coupon payments on the 2016 Senior Notes amounting to $21.9 million;

•
Economic Balance Sheet Framework and Financial Condition Report: The BMA has implemented an Economic Balance Sheet ("EBS") framework to be used as the basis to determine the ECR of insurers and group that is generally based on fair-value in line with the GAAP principles adopted by the insurer, except for the valuation of insurance technical provisions. Technical provisions shall be valued at an economic value using the best estimate of probability weighted cash flows, with an additional risk margin. Cash flows, for this purpose, shall take into account all future cash in and out flows required to settle the insurance obligations attributable to the remaining lifetime of the policy. The new regulations came into operation on January 1, 2016 and apply to financial years beginning on or after January 1, 2016. The BMA has also implemented new public disclosure rules that require all insurers and insurance groups to prepare and publish a Financial Condition Report ("FCR"). The FCR is intended to provide additional information to the public in relation to the insurer’s and group’s business model, whereby they may make an informed assessment on whether the business is run in a prudent manner. The new rules come into operation on January 1, 2016 and apply to financial years beginning on or after January 1, 2016;

•
Fit and Proper Controllers: The BMA maintains supervision over the controllers of all registered insurers in Bermuda. A controller includes (i) the managing director of the registered insurer or its parent company; (ii) the chief executive of the registered insurer or of its parent company; (iii) a shareholder controller; and (iv) any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act;

•
Notification by Registered Person of Change of Controllers and Officers: All registered insurers are required to give written notice to the BMA of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer means a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters;

•
Notification of Material Changes: All registered insurers are required to give 14 days’ notice to the BMA of certain matters that are likely to be of material significance (a “Material Change” within the meaning of the Insurance Act).

•
Code of Conduct: Maiden Bermuda is required to comply with the Insurance Code of Conduct of the Authority ("Code") which prescribes the duties and standards which must be complied with to ensure it implements sound corporate governance, risk management and internal controls. Failure to comply with the requirements under the Code will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner as prescribed by the Insurance Act. Such failure to comply with the requirements of the Code could result in the BMA exercising its powers of intervention (see BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities below). We believe that we are in compliance with the Code;

•
Group Supervision: The BMA acts as group supervisor of the Company and has designated Maiden Bermuda to be the designated insurer ("Designated Insurer"). As group supervisor, the BMA will perform a number of supervisory functions including (i) coordinating the gathering and dissemination of information which is of importance for the supervisory task of other competent authorities; (ii) carrying out a supervisory review and assessment of the insurance group; (iii) carrying out an assessment of the insurance group's compliance with the rules on solvency, risk concentration, intra-group transactions and good governance procedures; (iv) planning and coordinating, through regular meetings with other competent authorities, supervisory activities in respect of the insurance group, both as a going concern and in emergency situations; (v) coordinating any enforcement action that may need to be taken against the insurance group or any of its members; and (vi) planning and coordinating meetings of colleges of supervisors in order to facilitate the carrying out of the functions described above. In carrying out its group supervisory functions, the BMA may make rules for (i) assessing the financial situation and the solvency position of the insurance group and/or its members and (ii) regulating intra group transactions, risk concentration, governance procedures, risk management and regulatory reporting and disclosure;

•
Group MSM and Group ECR: The Designated Insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Beginning on December 31, 2013, we are required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group BSCR model or an approved group internal capital model;

•
Designated Insurer Notification Obligations: The Designated Insurer must notify the BMA upon reaching a view that there is a likelihood of the insurance group or any member of the group becoming insolvent or that a reportable "event" has, to the Designated Insurer's knowledge, occurred or is believed to have occurred. Within 30 days of such notification to the BMA, the Designated Insurer must furnish the BMA with a written report setting out all the particulars of the case that are available to it and within 45 days, it must furnish a group capital and solvency return that reflects the Group ECR that has been prepared using post-loss data and unaudited financial statements for such period as the BMA shall require together with a declaration of solvency in respect thereof; and

•
BMA's Powers of Intervention, Obtaining Information, Reports and Documents and Providing Information to other Regulatory Authorities: The BMA has certain powers of investigation and intervention relating to insurers and their holding companies, subsidiaries and other affiliates, which it may exercise in the interest of such insurer's policyholders or if there is any risk of insolvency or of a breach of the Insurance Act or the insurer's license conditions.

The BMA’s prudential framework for (re)insurance and group supervision has been recognized by the European Commission’s Delegated Act and adopted by the European Parliament as being fully equivalent to regulatory standards applied to European reinsurance companies and insurance groups in accordance with the requirements of the Solvency II directive, effective January 1, 2016. Under the Solvency II directive, the European Commission may determine whether the solvency regime of a third country is equivalent to that laid down in Solvency II in relation to three areas of focus. Articles 172 relates to equivalence of the solvency regime applied to the reinsurance activities of (re)insurers with their head office in the third country concerned, which allows reinsurance contracts with (re)insurers in that third country to be treated in the same way as reinsurance contracts with EEA (re)insurers. Article 227 relates to third-country insurers which are part of EEA groups, where equivalence would allow groups to take into account the local calculation of capital requirements and available capital rather than calculation on a Solvency II basis for the purposes of the deduction and aggregation method. Article 260 relates to group supervision of EEA insurers with parents outside the EEA, where equivalence would mean EEA supervisors would rely on the group supervision of that third country. Bermuda received equivalence in all three areas: Articles 172, 227 and 260, with the exception of rules on captives and special purpose insurers, which are subject to different regulatory regime in Bermuda.

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

U.S. GAAP is concerned with a company's solvency, but is also concerned with other financial measurements, principally income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management's stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP compared to SAP. Statutory accounting practices established by the NAIC and adopted in part by Missouri will determine, among other things, the amount of statutory surplus and statutory net income of Maiden US, and thus determine, in part, the amount of funds that are available to pay as dividends to Maiden NA.

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

In December 2010, the NAIC adopted significant amendments to the NAIC’s Insurance Holding Company System Regulatory Act (the “Model Holding Company Act”) and its Insurance Holding Company System Model Regulation (the “Model Holding Company Regulation”). Among other things, the revised Model Holding Company Act and Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. In August 2015, the Missouri DOI adopted a new requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner. The first enterprise risk report was submitted on May 1, 2016 and will be filed annually thereafter.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insures to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. Effective January 1, 2016, Missouri adopted its version of the ORSA Model Act. During 2016, the Company filed an ORSA Summary Report with the State of Missouri.

Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. At December 31, 2016, Maiden US had adjusted capital in excess of amounts requiring company or regulatory action.

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

NAIC Ratios

The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. At December 31, 2016, Maiden US did not have an IRIS ratio range warranting any regulatory action.

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

Under the 2011 revisions to the NAIC Credit for Reinsurance Model Law and Regulation, non-U.S. reinsurers from "qualified jurisdictions" can apply to become a "certified reinsurer". Effective January 1, 2015, the NAIC placed Bermuda, France, the United Kingdom, Germany, Japan, Ireland and Switzerland on the NAIC List of Qualified Jurisdictions. Certified reinsurers are highly rated reinsurers domiciled in qualified jurisdictions that are eligible to post less than 100% collateral for reinsurance assumed from U.S. ceding companies. Beginning in 2016, Maiden Bermuda applied and received certified reinsurer status in the State of Missouri.

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

On January 13, 2017, the U.S. Department of the Treasury and the office of the U.S. Trade Representative announced the successful completion of negotiations for a "covered agreement" in the meaning of the Dodd-Frank Act for the U.S. and an Agreement under Article 218 of the Treaty on the Functioning of the European Union for the EU. The agreement covers three areas of prudential oversight: (1) reinsurance; (2) group supervision; and (3) the exchange of information between insurance supervisors. With regard to reinsurance, the agreement could potentially enhance consumer protection and lead to the elimination of collateral and local presence requirements for EU and U.S. reinsurers operating in these markets. There is uncertainty over the implementation of the covered agreement due to many factors including what, if any, next steps Congress or the U.S. Treasury

Department will take in regard to the covered agreement. It is also not clear whether the collateral provisions or the reinsurer requirements for the collateral provisions will be addressed if there is any renegotiation.

The covered agreement will enter into force seven days after the parties exchange written notifications certifying that they have completed their respective internal requirements, or such other date as the parties agree. The final legal text of the agreement was submitted on January 13, 2017 to Congress as required by the Dodd-Frank Act, after which there is a 90 day period for review. If there is no objection to implementation, the covered agreement will be executed by the U.S., and will become effective when necessary actions have been taken by the EU. The EU approval process involves the Council and the European Parliament.

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

Germany

AVS Automotive VersicherungsService GmbH ("AVS Germany"), a wholly owned subsidiary of Maiden Global, is the shareholder of OVS. AVS Germany is subject to German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax of 14.7% resulting from the registered seat of the company in Russelsheim is paid.

AVS Germany is engaged in general commerce. On August 19, 2016, AVS Germany increased its holding in the shares of OVS from 90% to 100%. AVS Germany and OVS implemented a tax unity for corporate income and trade tax purposes by entering into a profit and loss pooling agreement with a retroactive effect from January 1, 2011, accordingly all profits and losses generated by OVS are attributed to AVS Germany.

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

Maiden Global's established German branch on February 1, 2016, also with its registered seat in Russelsheim which is subject to the same German corporate income tax of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax of 14.70%. The German branch is engaged in general commerce.

AVS established a 50:50 joint venture with Volvo Car Germany GmbH on January 25, 2016, named VCIS Germany GmbH (“VCIS”). With its registered seat in Cologne, the company is subject to the same German corporate income tax of 15% plus solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and a German trade tax of 16.63%. VCIS is engaged in general commerce as an insurance agency.

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

Sweden

Maiden LF and Maiden GF are subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 22%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced as a result of a tax treaty or under domestic legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by OECD. Other than Maiden LF and Maiden GF, we believe that Maiden has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.

United Kingdom

Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The main rate of U.K. corporation tax is 19% with effect from April 1, 2017. Non-U.K. resident corporations are within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K.

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

United States

Maiden NA and its subsidiaries, including Maiden US (collectively, the "Maiden NA Companies"), transact business in and are subject to taxation in the U.S. Other than the Maiden NA Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal tax rate is currently 35% for a foreign corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 54% on the net income connected with a U.S. trade or business.

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

We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Maiden House, 131 Front Street, Hamilton HM 12, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330.

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

We began underwriting reinsurance transactions in July 2007. In addition, in light of a series of significant transactions during that time, including (but not limited to) the AmTrust Quota Share, the GMAC Acquisition in 2008, NGHC Quota Share in March 2010 (currently in run-off effective August 1, 2013), the IIS Acquisition in November 2010, and in 2013, selling the primary insurance business written on a surplus lines basis by Maiden Specialty in 2013 (as noted in Item 1 Business), our historical financial statements are not necessarily meaningful for evaluating the potential of our future operations over a long term basis.

We may not be able to manage our growth effectively.

Since our inception, our business has grown at a compound annual growth rate of 23.5%, with growth of 6.3% in 2016. We expect our business to grow in the future as we continue our relationships with existing clients while seeking opportunities to reinsure other insurance companies operating in similar niches. We are targeting a 10% annual growth rate for 2017. Expansion of our business at a rate faster than we anticipate could require additional resources including capital and possibly personnel.

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

Global economies and financial markets have, from time to time, experienced significant disruption or deterioration and likely will experience periods of disruption or deterioration in the future. In addition, U.S. federal and state governments continue to experience significant structural fiscal deficits, creating uncertainty as to levels of taxation, inflation, regulation and other economic fundamentals that may impact future growth prospects. Significantly greater economic, fiscal and monetary uncertainty remains in Europe, due to the combination of poor economic growth, high unemployment and significant sovereign deficits which have called into question the future of the common currency used across most of Europe. European economic activity appears likely to remain volatile in the near future and to potentially have a continuing impact on the U.S. economy. Continuation of these conditions may potentially affect (among other aspects of our business) the demand for and claims made under our products, the ability of clients, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.

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

During 2016, we recognized adverse development, largely in commercial auto liability, that was significantly greater than we expected. While we adjusted our reserves to a level we believe to be sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed estimated losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.

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

Our participation in property and casualty reinsurance markets means the success of our underwriting efforts depends, in part, upon the policies, procedures and expertise of the ceding companies making the original underwriting decisions. As common among reinsurers, we do not separately evaluate each of the individual risks assumed under reinsurance treaties. We face the risk that these ceding companies may fail to accurately assess the risks that they assume initially, which, in turn, may lead us to inaccurately assess the risks we assume.

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

Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. At December 31, 2016, our one-in-250 year catastrophe exposure on a per occurrence and aggregate basis is $41.1 million (2015 - $36.4 million) and $87.2 million (2015 - $77.8 million), respectively.

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

Information technology and application systems can streamline many business processes and ultimately reduce the cost of operations, however, technology initiatives present certain risks. Our business is dependent upon our employees and outsources ability to perform, in an efficient and uninterrupted fashion, necessary business functions. Like all companies, our information technology systems are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures. Our information technology systems include the Internet and third-party hosted services. We use information systems to process financial information and results of operations for internal reporting purposes and for regulatory financial reporting, legal and tax requirements. We also use information systems for electronic communications with customers and our various locations.

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

The increasing financial threat to business has brought about a significant increase in privacy and breach regulation activity including General Data Protection Regulation in the U.K., the Personal Information Privacy Act in Bermuda, and Cybersecurity Requirements Regulation issued by the New York Department of Financial Services.

Recent developments relating to the U.K.'s referendum vote in favor of leaving the EU could adversely affect us.

On June 23, 2016, a referendum was held in the U.K. in which it was decided that the U.K. would leave the EU ("Brexit"). As a result of this vote, negotiations are expected to commence to determine the terms of U.K.’s withdrawal from the EU, including the terms of trade between the U.K. and the EU. The effects of Brexit have been, and are expected to continue to be, far reaching and to a large extent unknown. The perceptions as to the impact of Brexit may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global trade, financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the U.K. and the EU. The full effects of Brexit are uncertain and will depend on any agreements the U.K. may make to retain access to EU markets. Lastly, as a result of the Brexit, other European countries may seek to conduct a referendum with respect to their continuing membership with the EU. We believe, as a Bermuda reinsurance company, we are well positioned to continue trading with both markets after the completion of these negotiations. However, given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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

In recent years, the market has been in a competitive environment in which underwriting capacity has expanded, risk selection became less disciplined and price competition increased sharply. During that period, market participants' capital levels have continued to improve due to positive earnings and improved values of risk assets over that time. In addition, an influx of new market participants with different operating models than traditional reinsurers such as us have entered the market place. While many of these new market participants specialize in property catastrophe oriented business and do not directly compete with us, they are influencing competitive conditions in the broader reinsurance market. This additional underwriting capacity resulted in increased competition from other insurance and reinsurance companies expanding the types or amounts of business they write, or from companies seeking to maintain or increase market share at the expense of underwriting discipline.

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

In 2016, reinsurance of U.S. workers’ compensation insurance was 41.2% of total gross premiums written, which is our largest exposure to a particular line of business, and reflects the ongoing growth of our largest client, AmTrust. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.

In many states, there are active regulatory activities that oversee the level of rates that can be charged by individual insurers. As a result, there is a risk that our clients may not be able to implement needed rate increases to maintain sufficient levels of profitability on business we write.

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

A number of our planned business initiatives involve developing new products or expanding existing products in targeted markets. To develop new products or markets, we may need to make substantial capital and operating expenditures, which may negatively impact our results in the near term. In addition, the demand for new products or in new markets may not meet our expectations. To the extent we are able to market new products or expand in new markets, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations. As part of our ongoing efforts to continually improve our performance, we regularly evaluate our business plans and strategies, which may result in changes to our business plans and initiatives, some of which may be material. We are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies. Changing plans and strategies requires significant management of time and effort, and may divert management’s attention from our core operations and competencies. Moreover, modifications we undertake to our operations may not immediately result in improved financial performance. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing the operations, controls and other infrastructure required for these strategies and initiatives, may not have a positive impact on our publicly reported results until many years after implementation. The risk that we may fail to have the ability to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.

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

Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda and Maiden US have each received a financial strength rating of "A" (Excellent) with a stable outlook from A.M. Best and have also received a financial strength rating of "BBB+" (Good) with a stable outlook from S&P.

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

The ratings of Maiden Bermuda and Maiden US are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of A.M. Best and/or S&P. If A.M. Best were to downgrade Maiden Bermuda’s rating two notches to below "A-", AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best or S&P were to downgrade Maiden Bermuda or Maiden US, our competitive position would suffer, and our ability to market our products, to obtain clients and to compete in the reinsurance industry would be adversely affected. A subsequent downgrade, therefore, could result in a substantial loss of business because our clients may move to other reinsurers with higher claims paying and financial strength ratings.

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

Investment income is an important component of our net income. We currently plan to invest approximately 90-95% of our investments in high grade marketable fixed income securities, cash and cash equivalents, and up to approximately 5-10% in other securities which may include high-yield securities and equity securities. At December 31, 2016, the total investments of $4.7 billion represented 96.9% of our total cash and investments, of which $13.1 million or 0.3% were in other investments, a combination of investments in limited partnerships and equity investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary from these targets at times. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. As we currently classify 84.1% of our fixed maturity investments as AFS, changes in the market value of our securities are reflected in shareholders’ equity. The remainder of our fixed maturity investments are held-to-maturity ("HTM") and carried at amortized cost.

Our Board of Directors have established our investment policies and our executive management is implementing our investment strategy with the assistance of our investment manager. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility.

Our investment portfolio consists almost completely of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on U.S. Government Agency mortgage-backed securities ("Agency MBS") included in our investment portfolio (all Agency MBS are currently "AA+" rated by S&P). Increases in interest rates will decrease the value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. If interest rates decline, reinvested funds will earn less than expected.

Certain categories of fixed income securities can experience significant price declines for reasons unrelated to interest rates. Since 2007, global financial markets and credit markets in particular have experienced unprecedented volatility due to the effects of global economic weakness and resulting fiscal and monetary crises. Both the U.S. and other sovereign governments, particularly in Europe, have enacted and continue to enact significant fiscal and monetary measures which have elevated levels of liquidity in credit markets in order to ensure economic stability and sustain recent limited economic growth. These measures have reduced interest rates to historically low levels and could continue to affect many types of fixed income securities, continuing the current period of higher than average price volatility. While indications from central banks are these measures may end and interest rates may enter a period where increases are more likely than not, key economic indicators continue to make the direction of interest rates in the near–term uncertain.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2016 and 2015, these respective durations in years were as follows:

For the Year Ended December 31,	2016	2015
Fixed maturities and cash and cash equivalents	4.9	4.7
Reserve for loss and LAE	3.8	4.4

The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, asset allocations and prepayment speeds in the case of Agency MBS.

We believe we have substantially mitigated our exposure to liquidity risk through prudent duration management and strong operating cash flow. We also have very limited property catastrophe exposures which could cause an immediate need for cash. However, if we do not structure our investment portfolio so that it is appropriately matched with our reinsurance liabilities or our operating cash flow declines, we may be forced to liquidate investments prior to maturity at a significant loss to cover such liabilities. For this or any of the other reasons discussed above, investment losses could significantly decrease our asset base, which would adversely affect our ability to conduct business. Any significant decline in our investment income would adversely affect our business, financial condition and results of operations.

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

In connection with the Senior Note Offerings, Maiden NA has issued Senior Notes in the principal amount of $360.0 million, of which $252.5 million is currently outstanding and is subject to a guarantee by Maiden Holdings. Maiden Holdings has issued Senior Notes in the principal amount of $110.0 million, all of which is currently outstanding. Maiden Holdings has also issued $480.0 million in Preference Shares since 2012, of which $315.0 million are issued at year-end and outstanding, the dividends of which are required to be paid before common shareholders are eligible for dividend payments. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our common shareholders;

•	limiting the Company’s subsidiaries to pay dividends;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds;

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

The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2016, our total consolidated debt, net of issuance cost was $351.4 million and our total consolidated liabilities were $4.9 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board).

The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the U. S.

Maiden Bermuda is a certified reinsurer in the State of Missouri in the U.S., but is not licensed, approved or accredited as a reinsurer anywhere else in the U.S. and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities, including when our obligations to these ceding companies exceed negotiated amounts, in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company. It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited. At December 31, 2016, 92.2% of the collateral provided by Maiden Bermuda was in the form of trusts.

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

We conduct business in a variety of non-U.S. currencies, the principal exposures being the euro, the British pound, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results of operations and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. While the Company may be able to match its foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks, a natural offset does not exist for all currencies.

We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2016, no such hedges or hedging strategies were in force or had been entered into.

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
For the year ended December 31, 2016, 8.2% of our net premiums written and 10.5% of our reserve for loss and LAE is euro denominated. At December 31, 2016 our fixed income portfolio contains: (1) $20.2 million of euro-denominated non-U.S. government and supranational bonds, which constitute 0.4% of the fixed income portfolio; and (2) $295.5 million of euro-denominated corporate bonds, which constitutes 6.3% of the fixed income portfolio. Of the euro-denominated non-U.S. government bonds, 56.7% were from the State of Israel. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.
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

Europe

Within the EU, the EU Reinsurance Directive of November 2005 (the "Directive") was adopted. Member states of the EU ("Member States") and the European Economic Area ("EEA") were required to implement this by December 2007, however, several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country, therefore, allowing reinsurers established in the EU to provide services to all EEA states. As a result, Maiden LF, being established in Sweden and regulated by the Swedish Finansinspektionen ("Swedish FSA"), is able, subject to regulatory notifications and there being no objection from the Swedish FSA and the Member States concerned, to provide insurance and reinsurance services in all EEA Member States.

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

Solvency II was adopted by the European Parliament in April of 2009. The EU’s executive body, the European Commission ("EC") had previously scheduled January 1, 2014 for implementation of Solvency II but this had been delayed until a start date of January 1, 2016. Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU. Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. The Solvency II directive proposes that EU and non-EU reinsurers shall be treated in the same way provided that the non-EU jurisdiction is found to have a regulatory regime "equivalence" to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EU countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EU may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide additional collateral for our obligations to EU insurers.

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

Maiden Bermuda was approved as a certified reinsurer in the State of Missouri on October 1, 2016 and is subject to ongoing monitoring. The NAIC Credit for Reinsurance Model Regulation (Model #786) provides that a certified reinsurer is required to notify the Commissioner/Director of a certifying state within 10 days of any regulatory actions taken against the certified reinsurer, of any change in the provisions of its domiciliary license or any change in financial strength or credit rating by an approved rating agency, including a statement describing such changes and the reasons thereof. Certified reinsurers are required to file specific information to a certifying state on an ongoing basis for annual renewals. Inquiries into or challenges to the insurance activities of Maiden Bermuda may be raised due to its certified reinsurer status.

Applicable insurance laws regarding the change of control of insurance companies may limit the acquisition of our shares.

Under Bermuda law, for so long as Maiden Holdings has an insurance subsidiary registered under the Insurance Act, the BMA may at any time, by written notice, object to a person holding 10% or more of its common shares if it appears to the BMA that the person is not or is no longer fit and proper to be such a holder. In such a case, the BMA may require the shareholder to reduce its holding of common shares in Maiden Holdings and direct, among other things, that such shareholder’s voting rights attaching to the common shares shall not be exercisable. A person who does not comply with such a notice or direction from the BMA will be guilty of an offense and shall be liable if convicted on indictment, to a fine of $0.1 million and/or two years in prison. In addition, a person holding 10% or more of the company’s common shares is not permitted to reduce or dispose of its holdings such that the proportion of the voting rights held by the shareholder will reach or fall below 10%, 20%, 33% or 50%, as the case may be, unless that shareholder has served on the BMA a notice in writing that it intends to do so. A person who has reduced or disposed of his holding in the company, where the proportion of the voting rights held by him will have reached or has fallen below 10%, 20%, 33% or 50%, as the case may be, without notifying the BMA of their intention to do so will be guilty of an offense. This may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our Company, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

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

Changes in accounting principles and financial reporting requirements could result in material changes to our reported results of operations and financial condition.

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

Our success depends largely on our senior management, which includes, among others, Arturo M. Raschbaum, our President and CEO, Karen L. Schmitt, our CFO, Thomas H. Highet, our President of Maiden US, Patrick J. Haveron, our Executive Vice President and President of Maiden Bermuda, and Lawrence F. Metz, our Executive Vice President, General Counsel and Secretary. We have entered into employment agreements with each of these executive officers, as well as other key employees. Our inability to attract and retain additional personnel or the loss of the services of any of our senior executives or key employees could delay or prevent us from fully implementing our business strategy and could significantly and negatively affect our business.

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

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to satisfy the required margins following declaration of those dividends, though there is no additional requirement for BMA approval. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more, such application should consist of an affidavit signed by at least two directors and the principal representative stating that in their opinion the proposed reduction in capital will not cause Maiden Bermuda to fail to meet its relevant margins, and such other information as the BMA may require. Maiden Bermuda is also restricted in paying dividends if there are reasonable grounds for believing that we are, or would after the payment be, in breach of the Act, Insurance (Prudential Standards) Class 4 and Class 3B Solvency Requirement Rules 2008, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011, that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. At December 31, 2016, Maiden Bermuda has the ability to pay dividends or distributions not exceeding $453.4 million without prior regulatory approval.

The timing and amount of any cash dividends on our common shares are at the discretion of the Board of Directors and will depend upon result of operations and cash flows, our financial position and capital requirements, and any other factors that our Board of Directors deems relevant.

The ability of Maiden US to pay dividends is regulated, and under certain circumstances, restricted, pursuant to applicable law. If Maiden US cannot pay dividends to Maiden NA, Maiden NA may not, in turn, be able to pay dividends to Maiden Holdings. At December 31, 2016, Maiden US currently cannot pay dividends to Maiden NA.

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

We currently intend to pay a quarterly cash dividend of $0.15 per common share; however, any determination to pay dividends will be at the discretion of our Board of Directors.

Our Board of Directors currently intends to authorize the payment of a cash dividend of $0.15 per common share each quarter. Any determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory, rating agency and any contractual restrictions on the payment of dividends and any other factors our Board of Directors deems relevant, including Bermuda legal and regulatory constraints. Payment of dividends to common shareholders is also predicated on the payment of dividends to holders of Preference Shares before any such common dividend can be paid. If required dividend payments on the Preference Shares are not made, dividends to common shareholders may not be made until such time that Preference Share dividend payments resume.

Dividends on the Series A and Series C Preference Shares are non-cumulative.

Dividends on the Series A and Series C Preference Shares are non-cumulative and payable only out of lawfully available funds of Maiden Holdings under Bermuda law. Consequently, if our Board of Directors (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A and Series C Preference Shares, holders of the Series A and Series C Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board of Directors (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A and Series C Preference Shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preference shares and/or our common shares.

Under Bermuda law, we will not be permitted to pay dividends on the Preference Shares (even if such dividends have been previously declared) if there are reasonable grounds for believing that we are, or would after the payment be, unable to pay our liabilities as they become due; or the realizable value of our assets would thereby be less than our liabilities or that we are or would after such payment be in breach of the Insurance Act, Insurance (Prudential Standards) Class 4 and Class 3B Solvency Requirement Rules 2008, the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011, including the enhanced capital requirement or the group enhanced capital requirement contained within such rules or under such other applicable rules and regulations as may from time to time be issued by the BMA (or any successor agency or then-applicable regulatory authority) pursuant to the terms of the Insurance Act, or any successor legislation.

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

Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of February 21, 2017, 86,272,069 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of February 21, 2017, the total options outstanding was 1,683,129. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.

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

Because (i) Leah Karfunkel (wife of Michael Karfunkel), George Karfunkel and Barry Zyskind collectively own or control approximately 49.3% of the outstanding shares of AmTrust’s common shares, (ii) our Founding Shareholders sponsored our formation, and (iii) based on each individual's most recent public filing as of December 31, 2016, Leah Karfunkel owns or controls approximately 7.9% of the outstanding shares of the Company, Barry Zyskind owns or controls approximately 7.5% of the outstanding shares of the Company and George Karfunkel owns or controls 2.0% of the outstanding shares of the Company; we, therefore, may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.

Our non-executive Chairman of the Board currently holds the positions of President, Chief Executive Officer and Chairman of AmTrust, These dual positions may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Barry Zyskind, our non-executive Chairman of the Board, is the President, Chief Executive Officer and Chairman of the Board of AmTrust and, as such, he does not serve our Company on a full-time basis. Mr. Zyskind is expected to continue in both of his positions for the foreseeable future. Conflicts of interest could arise with respect to business opportunities that could be advantageous to AmTrust or its subsidiaries, on the one hand, and us or our subsidiary, on the other hand. In addition, potential conflicts of interest may arise should the interests of Maiden Holdings and AmTrust diverge. As AmTrust is currently our largest customer, after being our only significant customer until November 2008, and is also expected to remain our largest customer for at least the next several years, AmTrust could have the ability to significantly influence such situations. However, the Audit Committee of our Board of Directors, which consists entirely of independent directors, does review and approve all related party transactions.

Collateral has been provided to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.

As a result of our use of trust accounts, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility. If further collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required. At December 31, 2016, $3.0 billion was provided as collateral to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.

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

The reinsurance ceded by AmTrust is net of any reinsurance that AmTrust obtains from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums, net of commissions, in the case of AmTrust’s U.K. subsidiary, and net of reinsurance with unaffiliated reinsurers relating to certain lines of business that existed on the effective date and will be liable for 40% of loss and LAE on these certain lines of ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust purchases from unaffiliated reinsurers. If AmTrust chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust would reduce the premium revenue ceded to us. The purchase of such additional reinsurance would, however, in general inure to our benefit.

Taxation

We may become subject to taxes in Bermuda after 2035, which may have a material adverse effect on our financial condition and operating results and on an investment in our shares.

The Bermuda Minister of Finance, under the Exempted Undertakings Tax Protection Act 1966, as amended, of Bermuda, has given each of Maiden Holdings and Maiden Bermuda an assurance that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Maiden Holdings, Maiden Bermuda or any of their respective operations or their respective shares, debentures or other obligations (except insofar as such tax applies to persons ordinarily resident in Bermuda or to any taxes payable by them in respect of real property or leasehold interests in Bermuda held by them) until March 31, 2035. Given the limited duration of the Minister of Finance’s expected assurance, we cannot be certain that we will not be subject to any Bermuda tax after March 31, 2035. Since Maiden Holdings and Maiden Bermuda are incorporated in Bermuda, we will be subject to changes in law or regulation in Bermuda that may have an adverse impact on our operations, including imposition of tax liability.

The financial results of our operations may be affected by measures taken in response to the OECD BEPS project.

On July 19, 2013, the Organisation for Economic Co-operation and Development published its Action Plan on Base Erosion and Profit Shifting (the "BEPS Action Plan"), in an attempt to coordinate multilateral action on international tax rules. The recommended actions include an examination of the definition of a "permanent establishment" and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In January 2016, the European Union Commission adopted a set of proposed measures (the “Anti-Tax Avoidance Package”), which picks up several of the themes of the BEPS Action Plan.  Pursuant to the Anti-Tax Avoidance Package, on July 19, 2016, a European Union Council directive was published, laying down rules against tax avoidance practices, which are required to be adopted by all EU Member States (the “Anti-Tax Avoidance Directive).  In addition, the Anti-Tax Avoidance Package includes recommendations on how to counteract tax treaty abuse and establishes a process to create a common EU list of third countries that are identified as failing to comply with tax good governance standards. Any changes in Australian, German, Irish, Russian, Swedish, U.K. or U.S. tax law in response to the BEPS Action Plan or, where applicable, the Anti-Tax Avoidance Package, could adversely affect the Company's liability to tax.

Our operations may be affected by the introduction of an EU financial transaction tax ("FTT").

On February 14, 2013, the EU Commission published a proposal for a Directive for a common FTT in those EU Member States which choose to participate (''the FTT Zone"), currently Belgium, Germany, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia.

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

If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the U.S. through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries; (iii) our non-executive Chairman of the Board is AmTrust’s President and Chief Executive Officer, and certain of our executive officers or directors and former executive officers are also either executive officers of AmTrust or related to directors of AmTrust, including (a) our former interim Chief Financial Officer for part of 2007 was at the time and is AmTrust’s Chief Financial Officer, (b) our former Chief Executive Officer is currently an executive officer of AmTrust, and (c) one of our directors is related to a significant shareholder of AmTrust; (iv) the family of one of our Founding Shareholders, Michael Karfunkel, controls NGHC, and (v) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.

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

Because our Founding Shareholders owned all of the shares of Maiden Holdings prior to July 3, 2007, Maiden Holdings was a CFC during the period of 2007 prior to July 3, 2007. Following the 2007 private offering, some Founding Shareholders may be treated as a 10% U.S. Shareholders of Maiden Holdings and Maiden Bermuda as a result of seats on the board of Maiden Holdings and familial connections. We believe, subject to the discussion below, that because of provisions in our organizational documents that limit voting power and other factors, no U.S. Person who acquired our shares directly or indirectly through one or more non-U.S. entities other than a Founding Shareholder should be treated as owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of the total voting power of all classes of Maiden Holdings’ or Maiden Bermuda’s shares. However, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person (other than a Founding Shareholder) who owns our shares will not be characterized as a 10% U.S. Shareholder.

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

At December 31, 2016, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2016 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.

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

If Maiden Holdings is considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case your investment could be materially adversely affected. In addition, if Maiden Holdings were considered a PFIC, upon the death of any U.S. individual owning our shares, such individual’s heirs or estate would not be entitled to a "step-up" in the basis of the shares which might otherwise be available under U.S. federal income tax laws. We believe that we are not, and we currently do not expect to become, a PFIC for U.S. federal income tax purposes; however, there can be no assurance that we will not be deemed a PFIC by the IRS. There are currently only proposed regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on a shareholder that is subject to U.S. federal income taxation.

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

In the past, legislation has been introduced in the U.S. Congress (but not enacted) intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S. but have certain U.S. connections. It is possible that legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse effect on us, or our shareholders. For example, President Obama’s budget proposals and legislative proposals would reduce or eliminate the tax deduction for reinsurance premiums paid by a U.S. insurer or reinsurer to a non-U.S. affiliate. Another legislative proposal would treat foreign corporations as U.S. corporations for tax purposes if management and control occur primarily in the U.S. Any such change in U.S. tax law could have a material adverse effect on the Company. In addition, legislation based on the Tax Reform Task Force Blueprint dated June 24, 2016, which recommends moving to a consumption or destination-based tax system and provides for border adjustments taxing imports to raise revenue to offset lost revenue from a reduction in the U.S. corporate income tax rate to 20 percent, may be introduced and enacted.  The application of a destination-based tax with border adjustments to the cross-border insurance and reinsurance markets would be complex, and the manner in which it would be implemented and enforced is uncertain. If a destination-based tax with border adjustments is enacted and made applicable to cross-border insurance and reinsurance, its impact on the insurance industry may adversely impact the results of our operations.

Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S., or is a PFIC or whether U.S. Persons would be required to include in their gross income the "subpart F income" or the RPII of a CFC are subject to change, possibly on a retroactive basis. There are currently only proposed regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

We may be subject to U.K. taxes, which would have an adverse effect on our financial condition and results of operations and on an investment in our shares.

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

A company which is not resident in the U.K. for U.K. corporation tax purposes can nevertheless be subject to U.K. corporation tax at the rate of 19% if it carries on a trade in the U.K. through a permanent establishment in the U.K., but the charge to U.K. corporation tax is limited to profits (both income profits and chargeable gains) attributable directly or indirectly to such permanent establishment.

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

In addition, diverted profits tax ("DPT") applies to foreign companies with sales in the U.K. that organize their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT is charged at 25% of the profits representing the contribution of the U.K. activities to the group’s results.

If either Maiden Holdings or Maiden Bermuda were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, or if DPT applied, the results of our operations would be materially adversely affected.

Any arrangements (including with regard to the provision of services or financing) between Maiden Global and any non-U.K. resident members of the group are subject to the U.K. transfer pricing regime.  Consequently, if any such arrangement were found not to be on arm’s length terms and, as a result, a U.K. tax advantage was being obtained, an adjustment would be required to compute U.K. tax profits as if such arrangement were on arm’s length terms.  Any transfer pricing adjustment could adversely impact the tax charge suffered by Maiden Global.

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

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011. On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, eleven hearing days have taken place and we expect the hearings to conclude in late 2017 or early 2018. The Company believes that it has good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.

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

	High	Low
2016
First quarter	$14.90	$11.14
Second quarter	$13.69	$11.64
Third quarter	$14.49	$11.75
Fourth quarter	$18.10	$12.37
2015
First quarter	$14.95	$12.42
Second quarter	$16.03	$13.52
Third quarter	$16.98	$12.85
Fourth quarter	$16.10	$13.48

At February 21, 2017, the last reported sale price of our common share was $16.725 per share and there were 36 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.

During the years ended December 31, 2016 and 2015, we declared regular quarterly dividends totaling $0.57 and $0.53 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our Board of Directors and subject to specified legal, regulatory, financial and other restrictions.

On December 24, 2012, the Company adopted a written trading plan to facilitate the repurchase of its common shares in accordance with the Company's existing share purchase reauthorization. On July 24, 2014, the Company's Board of Directors approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. During the years ended December 31, 2016 and 2015, there were no common shares repurchased by the Company under the plan, except for withholdings from employees in respect of tax obligations on the issued vested restricted shares and performance based shares. During the three months ended December 31, 2016, no shares were repurchased in relation to withholdings from employees in respect of tax obligations on any vested shares. See "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. Also, see "Notes to Consolidated Financial Statements Note 14. Share Compensation and Pension Plans" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion about the Company's equity compensation plans.

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

The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for S&P 500 Composite Index ("S&P 500"), and NASDAQ Insurance Index for the five year period beginning December 31, 2011, assuming $100 was invested on that date and ending on December 31, 2016.

The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.

Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

300
250
200
150
100
50
0
12/30/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/30/2016
MHLD
NASDAQ Insurance
S&P 500

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2016.

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

For the Year Ended December 31,	2016	2015	2014	2013	2012
	($ in Thousands, Except per Share Amounts and Ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$2,831,348	$2,662,825	$2,507,352	$2,204,159	$2,000,992
Net premiums written	$2,654,952	$2,514,116	$2,458,136	$2,096,301	$1,901,285
Net premiums earned	$2,568,150	$2,429,069	$2,251,743	$2,000,887	$1,803,780
Other insurance revenue	10,817	11,512	13,410	14,232	12,890
Net investment income	145,892	131,092	117,215	91,352	81,188
Net realized and unrealized gains on investment	6,774	2,498	1,163	3,585	1,907
Net impairment losses recognized in earnings	—	(1,060)	(2,364)	—	—
Total revenues	2,731,633	2,573,111	2,381,167	2,110,056	1,899,765
Net loss and LAE	1,819,906	1,633,570	1,498,271	1,349,630	1,262,348
Commissions and other acquisition expenses	773,664	724,197	659,315	556,578	492,031
General and administrative expenses	66,984	64,872	62,558	58,353	53,538
Interest and amortization expenses	28,173	29,063	29,959	39,805	36,650
Accelerated amortization of debt discount and issuance cost	2,345	—	28,240	—	—
Amortization of intangible assets	2,461	2,840	3,277	3,780	4,362
Foreign exchange and other gains, net	(11,612)	(7,753)	(4,150)	(2,809)	(1,638)
Income tax expense	1,574	2,038	2,164	1,863	2,213
(Loss) income attributable to noncontrolling interests	(842)	(192)	142	121	107
Total expenses	2,682,653	2,448,635	2,279,776	2,007,321	1,849,611
Dividends on preference shares	(33,756)	(24,337)	(24,337)	(14,834)	(3,644)
Net income attributable to Maiden common shareholders	$15,224	$100,139	$77,054	$87,901	$46,510
Per Common Share Data:
Earnings per common share(1):
Basic	$0.20	$1.36	$1.06	$1.21	$0.64
Diluted	$0.19	$1.31	$1.04	$1.18	$0.64
Weighted average number of common shares outstanding:
Basic	77,534,860	73,478,544	72,843,782	72,510,361	72,263,022
Diluted	78,686,943	85,638,235	74,117,568	76,417,839	73,105,531
Dividends declared per common share	$0.57	$0.53	$0.46	$0.38	$0.33

For the Year Ended December 31,	2016	2015	2014	2013	2012
Selected Consolidated Ratios:
Loss and LAE ratio(2)	70.6%	66.9%	66.1%	67.0%	69.5%
Commission and other acquisition expense ratio(3)	30.0%	29.7%	29.1%	27.6%	27.1%
General and administrative expense ratio(4)	2.6%	2.7%	2.8%	2.9%	2.9%
Expense ratio(5)	32.6%	32.4%	31.9%	30.5%	30.0%
Combined ratio(6)	103.2%	99.3%	98.0%	97.5%	99.5%

December 31,	2016	2015	2014	2013	2012
	($ in Thousands, Except per Share Amounts)
Summary Consolidated Balance Sheet Data:
Total investments	$4,736,938	$4,127,743	$3,469,475	$3,167,159	$2,621,598
Cash and cash equivalents	45,747	89,641	108,119	139,833	81,543
Restricted cash and cash equivalents	103,788	242,859	284,381	77,360	132,327
Reinsurance balances receivable, net	410,166	377,318	512,996	560,145	522,614
Loan to related party	167,975	167,975	167,975	167,975	167,975
Deferred commission and other acquisition expenses	424,605	397,548	372,487	304,908	270,669
Total assets	6,252,299	5,703,578	5,153,650	4,700,434	4,129,965
Reserve for loss and LAE	2,896,496	2,510,101	2,271,292	1,957,835	1,740,281
Unearned premiums	1,475,506	1,354,572	1,207,757	1,034,754	936,497
Senior notes, net	351,409	349,933	349,558	349,182	201,513
Total Maiden shareholders’ equity	1,360,797	1,347,821	1,240,694	1,123,843	1,015,239

Book Value:
Book value per common share(7)	$12.12	$11.77	$12.69	$11.14	$11.96
Accumulated dividends per common share	3.32	2.75	2.22	1.76	1.38
Book value per common share plus accumulated dividends	$15.44	$14.52	$14.91	$12.90	$13.34
Change in book value per common share plus accumulated dividends	6.3%	(2.6)%	15.6%	(3.3)%	14.1%

Diluted book value per common share(8)	$12.00	$11.61	$12.47	$10.92	$11.95

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

(7)
Book value per common share is defined as total shareholders’ equity available to common shareholders divided by the number of common shares issued and outstanding at the end of the period, giving no effect to dilutive securities.

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B, which were converted into common shares on September 15, 2016, are excluded at December 31, 2015, 2014 and 2013 as they are anti-dilutive.

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

We have operations in Bermuda and the U.S. which provide reinsurance through our wholly owned subsidiaries, Maiden Bermuda and Maiden US. Maiden Bermuda and Maiden US do not underwrite any primary insurance business. Maiden LF is a life insurer organized in Sweden and writes credit life insurance on a primary basis in support of Maiden Global business development efforts.

Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Please refer to Item 1, "Business - Our Reportable Segments" section of this Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion on our reportable segments.

Recent Developments

The following are strategic and capital transactions that occurred during the years ended December 31, 2016 and 2015.

Conversion of Mandatory Convertible Preference Shares - Series B

Most recently, on September 15, 2016, the Company's $165.0 million mandatory convertible preference shares - Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share.

Issuance of 2016 Senior Notes and Redemption of 2011 Senior Notes

On June 14, 2016, Maiden Holdings issued $110.0 million 6.625% Senior Notes and used the cash proceeds to fully redeem all of Maiden NA's 8.25% 2011 Senior Notes due 2041 on June 15, 2016, thus lowering our cost of capital.

Issuance of Preference Shares - Series C

On November 25, 2015, the Company issued 6.6 million shares of 7.125% Preference Shares - Series C, par value $0.01, at a price of $25 per preference share. The Company received net proceeds of $159.5 million from the offering after deducting issuance costs of $5.5 million. Each share, which is redeemable at the Company's sole option beginning December 15, 2020, will be paid non-cumulative dividends at a rate of 7.125% per annum on the initial liquidation preference of $25 per share.

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

2016 Financial Highlights

For the Year Ended December 31,	2016	2015	Change
Summary Consolidated Statement of Income Data:	($ in Thousands except per share data)
Net Income	$48,138	$124,284	(61.3)%
Net income attributable to Maiden common shareholders	15,224	100,139	(84.8)%
Operating earnings(1)	17,294	107,190	(83.9)%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.20	1.36	(85.3)%
Net operating earnings attributable to Maiden common shareholders(1)	0.22	1.46	(84.9)%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.19	1.31	(85.5)%
Net operating earnings attributable to Maiden common shareholders(1)	0.22	1.39	(84.2)%
Dividends per common share	0.57	0.53	7.5%
Gross premiums written	2,831,348	2,662,825	6.3%
Net premiums earned	2,568,150	2,429,069	5.7%
Underwriting (loss) income(3)	(53,180)	44,486	(219.5)%
Net investment income	145,892	131,092	11.3%
Combined ratio(4)	103.2%	99.3%	3.9
Annualized operating return on average common shareholders' equity(1)	1.9%	12.0%	(84.2)%

At December 31,	2016	2015	Change
Consolidated Financial Condition	($ in Thousands except per share data)
Total investments and cash and cash equivalents(5)	$4,886,473	$4,460,243	9.6%
Total assets	6,252,299	5,703,578	9.6%
Reserve for loss and LAE	2,896,496	2,510,101	15.4%
Senior notes - principal amount	362,500	360,000	0.7%
Maiden common shareholders' equity	1,045,797	867,821	20.5%
Maiden shareholders' equity	1,360,797	1,347,821	1.0%
Total capital resources(6)	1,723,297	1,707,821	0.9%
Ratio of debt to total capital resources	21.0%	21.1%	(0.5)%

Book Value
Book value per common share(7)	$12.12	$11.77	3.0%
Accumulated dividends per common share	3.32	2.75	20.7%
Book value per common share plus accumulated dividends	$15.44	$14.52	6.3%
Change in book value per common share plus accumulated dividends	6.3%	(2.6)%

Diluted book value per common share(8)	$12.00	$11.61	3.4%

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

(8)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B, which were converted into common shares on September 15, 2016, are excluded at December 31, 2015 as they are anti-dilutive.

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

Operating earnings are an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) impairment losses related to investments which were recognized in earnings; (3) foreign exchange and other gains or losses; (4) amortization of intangible assets; (5) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested E&S business; and (6) non-cash deferred tax expenses. We exclude net realized gains or losses on investment, impairment losses related to investments, and foreign exchange and other gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

In addition to the recurring exclusions above, we also exclude certain non-recurring items that are material to understanding our results of operations. For the year ended December 31, 2016, we excluded the accelerated amortization of the 2011 Senior Notes issuance costs which was redeemed on June 15, 2016 and for the year ended December 31, 2014, we excluded: (1) the interest expense incurred on our 2013 Senior Notes prior to the redemption of the outstanding junior subordinated debt given the one time nature of the additional funding cost and (2) the accelerated amortization of the junior subordinated debt discount and the write-off of the associated issuance costs.

Operating earnings and diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands except per share data)
Net income attributable to Maiden common shareholders	$15,224	$100,139	$77,054
Add (subtract):
Net realized gains on investment	(6,774)	(2,498)	(1,163)
Net impairment losses recognized in earnings	—	1,060	2,364
Foreign exchange and other gains, net	(11,612)	(7,753)	(4,150)
Amortization of intangible assets	2,461	2,840	3,277
Divested E&S business and NGHC run-off	14,489	12,241	10,427
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	—	—	492
Accelerated amortization of debt discount and issuance cost	2,345	—	28,240
Non-cash deferred tax expense	1,161	1,161	1,161
Operating earnings attributable to Maiden common shareholders	$17,294	$107,190	$117,702

Diluted earnings per share attributable to Maiden common shareholders	$0.19	$1.31	$1.04
Add (subtract):
Net realized gains on investment	(0.09)	(0.03)	(0.01)
Net impairment losses recognized in earnings	—	0.01	0.03
Foreign exchange and other gains, net	(0.15)	(0.09)	(0.05)
Amortization of intangible assets	0.03	0.04	0.04
Divested E&S business and NGHC run-off	0.19	0.14	0.12
Interest expense incurred related to 2013 Senior Notes prior to actual redemption of the junior subordinated debt	—	—	0.01
Accelerated amortization of debt discount and issuance cost	0.03	—	0.33
Non-cash deferred tax expense	0.02	0.01	0.02
Diluted operating earnings per common share	$0.22	$1.39	$1.53
Operating earnings attributable to Maiden common shareholders decreased by $89.9 million, or 83.9% for the year ended December 31, 2016 compared to December 31, 2015. This underwriting loss was caused by a $120.4 million increase in our provision for losses implemented in the fourth quarter of 2016, largely due to adverse development in our commercial auto line of business. The decline in underwriting results in 2016 was partially offset by increases in net investment income.
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
Operating ROACE for the years ended December 31, 2016, 2015 and 2014 was computed as follows:

At and For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
Operating earnings attributable to Maiden common shareholders	$17,294	$107,190	$117,702
Opening Maiden common shareholders’ equity	$867,821	$925,694	$808,843
Ending Maiden common shareholders’ equity	$1,045,797	$867,821	$925,694
Average Maiden common shareholders’ equity(1)	$922,999	$896,758	$867,269
Operating ROACE	1.9%	12.0%	13.6%

(1)
Average common shareholders' equity for the year ended December 31, 2016 is adjusted for the period the Mandatory Convertible Preference Shares - Series B are outstanding (prior to mandatory conversion date of September 15, 2016).

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At December 31, 2016, the book value per common share and the diluted book value per common share increased by 3.0% and 3.4% respectively, compared to December 31, 2015, (see "Liquidity and Capital Resources - Investments" on page 83 for further information). Book value and diluted book value per common share at December 31, 2016, 2015 and 2014 were computed as follows:

December 31,	2016	2015	2014
	($ in Thousands except share and per share data)
Ending Maiden common shareholders’ equity	$1,045,797	$867,821	$925,694
Proceeds from assumed conversion of dilutive options	13,383	13,362	15,954
Numerator for diluted book value per common share calculation	$1,059,180	$881,183	$941,648

Common shares outstanding	86,271,109	73,721,140	72,932,702
Shares issued from assumed conversion of dilutive options and restricted share units	1,961,457	2,166,545	2,590,394
Denominator for diluted book value per common share calculation	88,232,566	75,887,685	75,523,096

Book value per common share	$12.12	$11.77	$12.69
Diluted book value per common share	$12.00	$11.61	$12.47

Ratio of Debt to Total Capital Resources: Management uses this measure to monitor the financial leverage of the Company. This measure is calculated using total principal amount of debt divided by the sum of total Maiden shareholders' equity and total principal amount of debt. The ratio of Debt to Total Capital Resources at December 31, 2016 and 2015 was computed as follows:

December 31,	2016	2015
	($ in Thousands)
Senior notes - principal amount	$362,500	$360,000
Maiden shareholders’ equity	1,360,797	1,347,821
Total capital resources	$1,723,297	$1,707,821
Ratio of debt to total capital resources	21.0%	21.1%

Underwriting income and Combined ratio: The combined ratio is used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business. Prior to 2016, we have generated underwriting income in each year since inception. In 2016, we generated an underwriting loss due to our fourth quarter reserve charge of $120.4 million. Underwriting income is calculated by subtracting net loss and LAE, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio. For purposes of these operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company.

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

The Company's revenues also include fee income as well as income generated from our investment portfolio. The Company's investment portfolio is comprised of fixed maturity investments, currently held as AFS and HTM, and other investments. In accordance with U.S. GAAP, these investments, except for HTM fixed maturities, are carried at fair market value and unrealized gains and losses are excluded from earnings. These unrealized gains and losses are included on the Company's Consolidated Balance Sheet in accumulated other comprehensive income ("AOCI") as a separate component of shareholders' equity. If unrealized losses are considered to be other-than-temporarily impaired due to a credit event, such losses are included in earnings as a realized loss.

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

•
change in IBNR reserves, which are reserves established by us for changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported to us. The portion recoverable from our reinsurers is deducted from the gross estimated loss.

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

The reserve for IBNR is estimated by management for each account based on various factors, including our underwriting team's expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.

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

The reserve methodologies employed by the Company are dependent on data that the Company collects. This data consists primarily of case reserves and loss payments reported by the Company’s cedants, and premiums written and earned reported by cedants or estimated by the Company. The actuarial methods used by the Company to project loss reserves in our Diversified Reinsurance segment that it will pay in the future (future liabilities) do not generally include methodologies that are dependent on claim counts reported, claim counts settled or claim counts open as, due to the nature of the Company’s business, this information is not routinely provided by cedants for every treaty. Consequently, actuarial methods relying on this information cannot be used by the Company to estimate loss reserves in our Diversified Reinsurance segment. However, the Company does use actuarial methods in the AmTrust Reinsurance segments that are dependent on claim counts reported, claim counts settled or claim counts open.

The reserve for loss and LAE at December 31, 2016 and 2015 was as follows:

December 31,	2016	2015
	($ in Thousands)
Reserve for reported loss and LAE	$1,617,956	$1,411,712
Reserve for losses incurred but not reported	1,278,540	1,098,389
Reserve for loss and LAE	$2,896,496	$2,510,101

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

In our Diversified Reinsurance segment, the Company’s executive and technical management, including claims and underwriting, have significant experience with this book of business, which also has more than 30 years of loss experience associated with it. In general for our Diversified Reinsurance segment, we utilize the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the LD Method.

The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. The majority of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust book for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis. Because of the refinement of the data, this allows for greater use of the loss development method earlier on in the maturity of the book than would ordinarily occur.

Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2016 to estimate the reserve for loss and LAE within the Company’s segments are as follows:

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

The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving staff, and validated by the external review of our reserving levels. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Our reporting factors and expected loss ratios are based on a blend of our own experience, cedant experience and industry benchmarks. The benchmarks selected were those that we believe are most similar to our underwriting business.

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

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews, and also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2016, the Company was not involved in any material claims litigation or arbitration proceedings.

Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2016, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.

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

Due to the inherent complexity of the assumptions used in establishing the Company’s loss and LAE reserve estimates, final claim settlements made by the Company may vary significantly from the present estimates, particularly when those settlements may not occur until well into the future. The expected pattern of loss emergence and the projected level of profitability, two primary factors in establishing the loss and LAE reserves, are subject to a normal level of variance. The recognition of this variance defines a possible range of reserve estimates, from which the best estimate of the provision for reserves is derived. In addition, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, the reasonably likely variance of our expected loss ratio for each segment varies commensurately with that experience.

Based on a range of reasonable reserve estimates, we believe that if our final loss ratio were to vary from the expected loss ratios in the aggregate, our required reserves after reinsurance recoverable could increase by approximately $180.9 million, or 6.5% of our net loss and LAE reserves, as at December 31, 2016.

The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. In addition, certain aspects of this segment are associated with recent acquisitions by AmTrust and while the underlying experience of the book has significant seasoning, the combination of the shorter time frame with which the Company has direct experience with this business and the relative immaturity of certain aspects of this business may result in a greater range of volatility in the reasonably likely variance of our expected loss ratio for all applicable loss years in the segment compared to our Diversified Reinsurance segment.

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

The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). In most cases, cedants seek protection for business that they have not yet written at the time they enter into reinsurance agreements and thus have to estimate the volume of premiums they will cede to the Company. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, which represented 92.3% (2015 - 91.0%, 2014 - 88.2%) of gross premiums written for the year December 31, 2016, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 7.7% (2015 - 9.0%, 2014 - 11.8%) of gross premiums written for the year December 31, 2016, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a deposit or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.

Reported premiums written and earned and commission and other acquisition expenses on proportional treaties are generally based upon reports received from cedants and brokers, supplemented by the Company’s own estimates of premiums written and commission and other acquisition expenses for which ceding company reports have not been received. Premium and acquisition expense estimates are determined at the individual treaty level based upon contract provisions. The determination of estimates requires a review of the Company’s experience with cedants, a thorough understanding of the individual characteristics of each line of business and the ability to project the impact of current economic indicators on the volume of business written and ceded by the Company’s cedants. Estimates for premiums and commission and other acquisition expenses are updated continuously as new information is received from the cedants. Differences between such estimates and actual amounts are recorded in the period in which estimates are changed or the actual amounts are determined.

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

Fair Value of Financial Instruments

Please refer to "Notes to Consolidated Financial Statements Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-25 for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2016 and 2015.

Other-Than-Temporary Impairment ("OTTI") of Investments

Please refer to "Notes to Consolidated Financial Statements Note 2. "Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-8 for a discussion on the OTTI evaluation performed by the Company to determine if an impairment is OTTI.

The Company recognized no OTTI through earnings for the year ended December 31, 2016 (2015 - $1.1 million, 2014 - $2.4 million). Please refer to "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-20 for further details.

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

Annually, the Company makes an assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. During 2016, the Company has written off the goodwill relating to the acquisition of a majority interest in Regulatory Capital, Ltd., trading as Insurance Regulatory Capital or IRC, which was deemed to be permanently impaired. The Company recognized an impairment loss of $1.8 million as a result. No impairment was recorded during the years ended December 31, 2015 and 2014. The Company's net goodwill and intangible assets, after the impairment charge, as at December 31, 2016 were $77.7 million (2015 - $81.9 million).

In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s share price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2016.

Results of Operations

The following table sets forth our selected Consolidated Statement of Income data for each of the periods indicated.

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
Gross premiums written	$2,831,348	$2,662,825	$2,507,352
Net premiums written	$2,654,952	$2,514,116	$2,458,136
Net premiums earned	$2,568,150	$2,429,069	$2,251,743
Other insurance revenue	10,817	11,512	13,410
Net loss and loss adjustment expenses	(1,819,906)	(1,633,570)	(1,498,271)
Commission and other acquisition expenses	(773,664)	(724,197)	(659,315)
General and administrative expenses	(38,577)	(38,328)	(42,148)
Underwriting (loss) income	(53,180)	44,486	65,419
Other general and administrative expenses	(28,407)	(26,544)	(20,410)
Net investment income	145,892	131,092	117,215
Net realized gains on investment	6,774	2,498	1,163
Net impairment losses recognized in earnings	—	(1,060)	(2,364)
Accelerated amortization of debt discount and issuance cost	(2,345)	—	(28,240)
Amortization of intangible assets	(2,461)	(2,840)	(3,277)
Foreign exchange and other gains, net	11,612	7,753	4,150
Interest and amortization expenses	(28,173)	(29,063)	(29,959)
Income tax expense	(1,574)	(2,038)	(2,164)
Net Income	48,138	124,284	101,533
Loss (income) attributable to noncontrolling interests	842	192	(142)
Dividends on preference shares	(33,756)	(24,337)	(24,337)
Net income attributable to Maiden common shareholders	$15,224	$100,139	$77,054

Ratios
Net loss and LAE ratio(1)	70.6%	66.9%	66.1%
Commission and other acquisition expense ratio(2)	30.0%	29.7%	29.1%
General and administrative expense ratio(3)	2.6%	2.7%	2.8%
Expense ratio(4)	32.6%	32.4%	31.9%
Combined ratio(5)	103.2%	99.3%	98.0%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income

Comparison of Years Ended December 31, 2016 and 2015

Net income attributable to Maiden common shareholders for the year ended December 31, 2016 decreased to $15.2 million from $100.1 million for the same period in 2015. The factors that contributed to this net decrease were as follows:

•
decrease in underwriting income of $97.7 million as a result of a $120.4 million charge taken during the fourth quarter of 2016. This was largely due to adverse development in commercial auto liability across the portfolio.  In the Diversified Reinsurance segment, commercial auto liability incurred losses in the fourth quarter were greater than expected in both excess of loss and quota share accounts.  In response to this higher emergence, we booked $57 million of additional loss as it became clearer that our prior expectations were not sufficient.  In the AmTrust Reinsurance segment, we recorded a $52 million reserve charge, primarily related to higher than expected commercial auto and general liability loss emergence in program business.  Finally, we recorded an $11.4 million increase in additional IBNR reserves relating to the run-off of our NGHC contract; and

•
redemption of the Company's 2011 Senior Notes in the second quarter of 2016 leading to a non-recurring, non-cash charge of $2.3 million, which represented the accelerated amortization of issuance costs associated with the redeemed debt.

The decreases above were offset by the following:

•
increase in investment income of $14.8 million or 11.3%, for the year ended December 31, 2016 compared to the same period in 2015. This increase reflects the growth in average investable assets of 13.0%, which was partially offset by a slight reduction in average yields.

Comparison of Years Ended December 31, 2015 and 2014

Net income attributable to Maiden common shareholders for the year ended December 31, 2015 increased to $100.1 million from $77.1 million for the same period in 2014. The factors that contributed to this net increase were as follows:

•
redemption of the Company's junior subordinated debt in the first quarter of 2014 leading to a non-recurring, non-cash charge of $28.2 million, which represented the accelerated amortization of original issue discount and write off of issuance costs associated with the junior subordinated debt. As shown in our Item 7 Key Financial Measures on page 57, excluding this non-recurring, non-cash charge in 2014, net income attributable to Maiden common shareholders for the year ended December 31, 2015, compared to the same period in 2014, would decrease by $5.2 million or 4.9%;

•
increase in investment income of $13.9 million, or 11.8%, for the year ended December 31, 2015 compared to the same period in 2014. This increase reflects the growth in average investable assets of 14.8%, however, this growth was partially offset by a slight reduction in average yields.

The increases above were offset by the following:

•
decrease in underwriting income of $23.1 million, or 35.3%, for the year ended December 31, 2015 compared to the same period in 2014. This decrease arose in our Diversified Reinsurance segment and was driven primarily by 1) adverse development on Maiden US commercial auto business; 2) loss of a large customer and expiration of a fronting arrangement in the latter periods of 2014; and 3) foreign exchange impact on our non-U.S. underwriting portfolio due to the strengthening of the U.S. dollar during 2015.

The following is a discussion on the results of our operations for the years ended December 31, 2016, 2015 and 2014:

Net Premiums Written

Comparison of Years Ended December 31, 2016 and 2015

Net premiums written increased by $140.8 million, or 5.6%, for the year ended December 31, 2016 compared to the same period in 2015. The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written:

For the Year Ended December 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Thousands)		($ in Thousands)		($ in Thousands)
Diversified Reinsurance	$766,119	28.9%	$734,781	29.2%	$31,338	4.3%
AmTrust Reinsurance	1,888,428	71.1%	1,779,334	70.8%	109,094	6.1%
Total - reportable segments	2,654,547	100.0%	2,514,115	100.0%	140,432	5.6%
Other	405	—%	1	—%	404	NM
Total	$2,654,952	100.0%	$2,514,116	100.0%	$140,836	5.6%

NM - not meaningful

The $109.1 million increase in net premiums written in our AmTrust Reinsurance segment for the year ended December 31, 2016 compared to the same period in 2015 is due to organic growth as well as acquisitions made by AmTrust, partially offset by the impact of the 2015 partial commutation. Please refer to the analysis of our AmTrust Reinsurance segment on page 78 for further details.

The $31.3 million increase in net premiums written in our Diversified Reinsurance segment for the year ended December 31, 2016 compared to the same period in 2015 was mainly due to growth in our Diversified Reinsurance segment's U.S. casualty and accident and health premiums and treaty contracts written in Europe by Maiden Bermuda in 2016. Please refer to the analysis of our Diversified Reinsurance segment on page 75 for further details.

Comparison of Years Ended December 31, 2015 and 2014

Net premiums written increased by $56.0 million, or 2.3%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in net premiums written for the year ended December 31, 2015, compared to the same period in 2014, was due to the continuing strong growth in business written in our AmTrust Reinsurance segment partially offset by the loss of business in our Diversified Reinsurance segment.

The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written, for the years ended December 31, 2015 and 2014:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Thousands)		($ in Thousands)		($ in Thousands)
Diversified Reinsurance	$734,781	29.2%	$850,049	34.6%	$(115,268)	(13.6)%
AmTrust Reinsurance	1,779,334	70.8%	1,610,485	65.5%	168,849	10.5%
Total - reportable segments	2,514,115	100.0%	2,460,534	100.1%	53,581	2.2%
Other	1	—%	(2,398)	(0.1)%	2,399	NM
Total	$2,514,116	100.0%	$2,458,136	100.0%	$55,980	2.3%

NM - not meaningful

The increase in net premiums written in our AmTrust Reinsurance segment for the year ended December 31, 2015 compared to the same period in 2014 reflects AmTrust's continued expansion through a combination of acquisitions and ongoing organic growth partially offset by 1) the Company entering into an agreement with AmTrust to commute outstanding liabilities, loss reserves and unearned premiums, associated with certain classes and lines of business resulting in a reduction of net written premiums of approximately 3.5% for the year ended December 31, 2015; 2) an unfavorable impact from foreign exchange movements; and 3) the Company entering into a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014. Please refer to the analysis of our AmTrust Reinsurance segment on page 78 for further details.

Net premiums written in our Diversified Reinsurance segment decreased by $115.3 million or 13.6% during the year ended December 31, 2015 compared to the same period in 2014. These reductions were due to 1) declines in both our U.S. and International business as discussed above; 2) adverse impact on our non-U.S. underwriting portfolio due to the strengthening of the U.S. dollar during the year; and 3) the Company entering into a retrocessional quota share agreement with a highly rated global insurer entered into effective January 1, 2015. There was no such retrocessional quota share agreement in force during 2014. Please refer to the analysis of our Diversified Reinsurance segment on page 75 for further details.

Net Premiums Earned

Comparison of Years Ended December 31, 2016 and 2015

Net premiums earned increased by $139.1 million or 5.7% for the year ended December 31, 2016 compared to the same period in 2015. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Year Ended December 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Thousands)		($ in Thousands)		($ in Thousands)
Diversified Reinsurance	$724,124	28.2%	$744,875	30.7%	$(20,751)	(2.8)%
AmTrust Quota Share Reinsurance	1,843,621	71.8%	1,684,191	69.3%	159,430	9.5%
Total - reportable segments	2,567,745	100.0%	2,429,066	100.0%	138,679	5.7%
Other	405	—%	3	—%	402	NM
Total	$2,568,150	100.0%	$2,429,069	100.0%	$139,081	5.7%

NM - not meaningful

The $159.4 million increase in net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2016 compared to 2015 reflects the impact of AmTrust's strong growth in 2016 from a combination of acquisition activity and ongoing organic growth. Please refer to the analysis of our AmTrust Reinsurance segment on page 78 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased by $20.8 million or 2.8% for the year ended December 31, 2016 compared to the same period in 2015. Earned premiums decreased due to the impact of lower 2015 net premiums written for the segment. Please refer to the analysis of our Diversified Reinsurance segment on page 75 for further discussion.

Comparison of Years Ended December 31, 2015 and 2014

Net premiums earned increased by $177.3 million, or 7.9%, for the year ended December 31, 2015 compared to the same period in 2014. The increase in net premiums earned was primarily the result of strong growth in business written in the AmTrust Reinsurance segment offset by a reduction in the earned premiums in our Diversified Reinsurance segment and business included in our Other category.

The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned for the years ended December 31, 2015 and 2014:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
	($ in Thousands)		($ in Thousands)		($ in Thousands)
Diversified Reinsurance	$744,875	30.7%	$854,026	37.9%	$(109,151)	(12.8)%
AmTrust Quota Share Reinsurance	1,684,191	69.3%	1,378,327	61.2%	305,864	22.2%
Total - reportable segments	2,429,066	100.0%	2,232,353	99.1%	196,713	8.8%
Other	3	—%	19,390	0.9%	(19,387)	NM
Total	$2,429,069	100.0%	$2,251,743	100.0%	$177,326	7.9%

NM - not meaningful

The net premiums earned in the AmTrust Reinsurance segment increased for the year ended December 31, 2015 compared to 2014 due to the reasons outlined in Net Premiums Written section above. Please refer to the analysis of our AmTrust Reinsurance segment on page 78 for further discussion.

Net premiums earned in our Diversified Reinsurance segment decreased for the year ended December 31, 2015 compared to 2014 due to the reasons outlined in the Net Premiums Written section above. Please refer to the analysis of our Diversified Reinsurance segment on page 75 for further discussion.

Our Other category comprises business in run-off with all premiums written on the agreements being fully earned by December 31, 2014.

Other Insurance Revenue

All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 76 for further discussion.

Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings

Comparison of Years Ended December 31, 2016 and 2015

Net Investment Income - Net investment income increased by $14.8 million, or 11.3%, for the year ended December 31, 2016 compared to the same period in 2015.

For the year ended December 31, 2016, average invested assets grew by 13.0% giving rise to the increase in net investment income compared to the same period in 2015. The growth in net investment income, particularly when compared with the growth in invested assets, continues to be impacted by the current low interest rate environment which showed some improvement in the 4th quarter of 2016.

The following table details the Company's average invested assets and average book yield for the year ended December 31, 2016 compared to the same period in 2015:

For the Year Ended December 31,	2016	2015
	($ in Thousands)
Average invested assets(1)	$4,947,379	$4,378,413
Average book yield(2)	2.9%	3.0%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.

Net Realized Gains on Investment - Net realized gains on investment were $6.8 million for the year ended December 31, 2016, compared to $2.5 million for the same period in 2015.

Net Impairment Losses Recognized in Earnings - The Company did not have an OTTI charge for the year ended December 31, 2016 but recognized $1.1 million of OTTI for the same period in 2015.

Comparison of Years December 31, 2015 and 2014

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

The following table details the Company's average invested assets and average book yield for the year ended December 31, 2015 compared to the same period in 2014:

For the Year Ended December 31,	2015	2014
	($ in Thousands)
Average invested assets(1)	$4,378,413	$3,818,682
Average book yield(2)	3.0%	3.1%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.

Net Realized Gains on Investment - Net realized gains on investment were $2.5 million for the year ended December 31, 2015 compared to $1.2 million for the same period in 2014.

Net Impairment Losses Recognized in Earnings - The Company recognized an OTTI charge of $1.1 million for the year ended December 31, 2015 compared to $2.4 million for the same period in 2014. Following reviews of its fixed maturity investments to determine whether declines in fair value below amortized cost were considered other-than-temporary, the Company determined that there was a credit impairment in respect of one corporate bond. The Company does not intend to sell this security, however we do not believe it is probable that we will recover the amortized cost basis of the security.

Net Loss and Loss Adjustment Expenses

Comparison of Years Ended December 31, 2016 and 2015

Net loss and LAE increased by $186.3 million, or 11.4%, for the year ended December 31, 2016 compared to 2015. This increase reflects the continued growth of the business combined with $165.3 million reserve charges, of which $120.4 million occurred in the 4th quarter, in both our Diversified Reinsurance and AmTrust Reinsurance segments as well as in our NGHC run-off business.

The net loss and LAE ratios were 70.6% and 66.9% for the years ended December 31, 2016 and 2015, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, combined with adverse development in both our Diversified Reinsurance and AmTrust Reinsurance segments and on the run-off of the NGHC Quota Share, in our Other category, the combined ratio (excluding the general and administrative expense ratio) increased by 4.0 points for the year ended December 31, 2016 compared to 2015.

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

Commission and Other Acquisition Expenses

Comparison of Years Ended December 31, 2016 and 2015

Commission and other acquisition expenses increased by $49.5 million, or 6.8%, for the year ended December 31, 2016 compared to 2015. The commission and other acquisition expense ratio increased to 30.0% for the year December 31, 2016 compared to 29.7% for the same period in 2015. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

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

General and Administrative Expenses

General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
General and administrative expenses – segments	$38,577	$38,328	$42,148
General and administrative expenses – corporate	28,407	26,544	20,410
Total general and administrative expenses	$66,984	$64,872	$62,558

Comparison of Years Ended December 31, 2016 and 2015

Total general and administrative expenses increased by $2.1 million, or 3.3%, for the year ended December 31, 2016 compared to 2015. The increase in total general and administrative expenses is primarily due to an increase in employee compensation and professional fees offset by a decrease in legal fees. The general and administrative expense ratio decreased to 2.6% for the year ended December 31, 2016 from 2.7% for the year ended December 31, 2015.

Comparison of Years Ended December 31, 2015 and 2014

Total general and administrative expenses increased by $2.3 million, or 3.7%, for the year ended December 31, 2015 compared to 2014. The increase in total general and administrative expenses is primarily due to an increase in employee compensation and professional fees offset by a decrease in legal fees. The general and administrative expense ratio slightly decreased to 2.7% for the year ended December 31, 2015 from 2.8% for the year ended December 31, 2014.

Interest and Amortization Expense and Accelerated Amortization of Debt Discount and Issuance Cost

Comparison of Years Ended December 31, 2016 and 2015

The interest and amortization expenses related to our Senior Notes were $28.2 million for the year ended December 31, 2016 compared to $29.1 million for the same period in 2015. The weighted average effective interest rate for the Company's debt was 8.02% for the year ended December 31, 2016 compared to 8.25% in 2015. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" for details on the Company’s Senior Notes.

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

Comparison of Years Ended December 31, 2015 and 2014

The decrease in interest and amortization expense for the year ended December 31, 2015 compared to the same period in 2014 was due to the Company incurring an interest expense on the junior subordinated debt prior to its redemption on January 15, 2014. The weighted average effective interest rate for the Company's debt was 8.25% for the year ended December 31, 2015 compared to 8.38% for the year ended December 31, 2014. Also, as a result of the redemption, during the year ended December 31, 2014, the Company incurred a non-recurring, non-cash charge of $28.2 million, which represents the accelerated amortization of original issuance discount and write-off of issuance costs associated with the Junior Subordinate Debt.

Income Tax Expense

The Company recorded income tax expense of $1.6 million, $2.0 million and $2.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 3.2% for the year ended December 31, 2016 compared to 1.6% and 2.1% for the years ended December 31, 2015 and 2014, respectively.

Dividends on Preference Shares

For the year ended December 31, 2016, dividends paid to preference shareholders increased by $9.4 million or 38.7% compared to the same period in 2015. The increase is attributable to the issuance of 6,600,000 7.125% Preference Shares - Series C on November 25, 2015. The dividends paid to preference shareholders were $24.3 million in each of the years ended December 31, 2015 and 2014.

Underwriting Results by Reportable Segment

Diversified Reinsurance Segment

The underwriting results and associated ratios for our Diversified Reinsurance segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
Gross premiums written	$824,341	$776,852	$897,748
Net premiums written	766,119	734,781	850,049
Net premiums earned	724,124	744,875	854,026
Other insurance revenue	10,817	11,512	13,410
Net loss and LAE	(579,520)	(547,296)	(579,771)
Commission and other acquisition expenses	(188,506)	(196,292)	(233,711)
General and administrative expenses	(35,681)	(35,312)	(38,858)
Underwriting (loss) income	$(68,766)	$(22,513)	$15,096
Ratios
Net loss and LAE ratio	78.9%	72.3%	66.8%
Commission and other acquisition expense ratio	25.6%	26.0%	26.9%
General and administrative expense ratio	4.9%	4.7%	4.6%
Expense ratio	30.5%	30.7%	31.5%
Combined ratio	109.4%	103.0%	98.3%

Comparison of Years Ended December 31, 2016 and 2015

The combined ratio increased to 109.4% for the year ended December 31, 2016 compared to 103.0% in 2015. Reserve development in commercial auto continued to unfavorably impact our Diversified Reinsurance segment resulting in underwriting losses.

Premiums - Gross premiums written increased by $47.5 million, or 6.1% for the year ended December 31, 2016 compared to the same period in 2015. The increase was primarily due to growth resulting from existing client accounts and premium from new customers won throughout the year as well as the new European treaty contracts written by Maiden Bermuda in 2016.

Net premiums written increased by $31.3 million or 4.3%, for the year December 31, 2016, compared to the same period in 2015 due to the same circumstances as described above related to this segment's gross premiums written. The tables below illustrate net premiums written by line of business in this segment:

For the Year Ended December 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Thousands)		($ in Thousands)		($ in Thousands)
Property	$141,353	18.5%	$160,939	21.9%	$(19,586)	(12.2)%
Casualty	466,089	60.8%	435,625	59.3%	30,464	7.0%
Accident and Health	80,004	10.4%	64,102	8.7%	15,902	24.8%
International	78,673	10.3%	74,115	10.1%	4,558	6.1%
Total Diversified Reinsurance	$766,119	100.0%	$734,781	100.0%	$31,338	4.3%

Net premiums earned decreased by $20.8 million, or 2.8%, during the year ended December 31, 2016 compared to the same period in 2015. The table below shows net premiums earned by line of business:

For the Year Ended December 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Thousands)		($ in Thousands)		($ in Thousands)
Property	$136,629	18.9%	$157,186	21.1%	$(20,557)	(13.1)%
Casualty	432,509	59.7%	449,000	60.3%	(16,491)	(3.7)%
Accident and Health	74,204	10.2%	55,672	7.5%	18,532	33.3%
International	80,782	11.2%	83,017	11.1%	(2,235)	(2.7)%
Total Diversified Reinsurance	$724,124	100.0%	$744,875	100.0%	$(20,751)	(2.8)%

Within our Diversified Reinsurance segment, the business written by both Maiden US and our IIS operations experienced a decrease in net premiums earned for the year ended December 31, 2016 compared to the same period in 2015 due to the impact of higher ceded premiums related to the retrocessional quota share agreement entered in 2015. The decrease, however, was slightly reduced by earned premiums from the European treaty contracts written by Maiden Bermuda in 2016.

Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company decreased by $0.7 million for the year ended December 31, 2016 compared to the same period in 2015. The decrease was mainly caused by weaker auto sales in Europe.

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $32.2 million, or 5.9%, for the year ended December 31, 2016 compared to 2015. Net loss and LAE ratios were 78.9% and 72.3% for the years ended December 31, 2016 and 2015, respectively, reflecting further adverse development primarily from commercial auto liability in Maiden US of $85.7 million.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, the combined ratio (excluding the general and administrative expense ratio) increased by 6.2 points for the year ended December 31, 2016 compared to 2015.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $7.8 million, or 4.0%, for the year ended December 31, 2016 compared to 2015. The commission and other acquisition expense ratios decreased to 25.6% for the year ended December 31, 2016 compared to 26.0% for the same period in 2015. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.

General and Administrative Expenses - General and administrative expenses increased by $0.4 million, or 1.0%, for the year ended December 31, 2016 compared to 2015. The general and administrative expense ratio was 4.9% and 4.7% for the years ended December 31, 2016 and 2015, respectively. The overall expense ratio (including commission and other acquisition expenses) was 30.5% and 30.7% for the years ended December 31, 2016 and 2015, respectively.

Comparison of Years Ended December 31, 2015 and 2014

The combined ratio increased to 103.0% for the year ended December 31, 2015 compared to 98.3% in 2014 primarily due to increased loss activity in our Maiden US commercial auto liability reinsurance contracts.

Premiums - Gross premiums written decreased by $120.9 million, or 13.5% for the year ended December 31, 2015 compared to the same period in 2014. The decrease was primarily due to a reduction in Maiden US premium following underwriting actions taken by the Company as well as the loss of a large customer and the expiration of a fronting arrangement in September 2014. In addition, there was a reduction in the International business written due to the strengthening of the U.S. dollar.

Net premiums written decreased by $115.3 million or 13.6%, for the year December 31, 2015, compared to the same period in 2014. The tables below illustrate net premiums written by line of business in this segment:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Thousands)		($ in Thousands)		($ in Thousands)
Property	$160,939	21.9%	$160,308	18.8%	$631	0.4%
Casualty	435,625	59.3%	535,518	63.0%	(99,893)	(18.7)%
Accident and Health	64,102	8.7%	38,870	4.6%	25,232	64.9%
International	74,115	10.1%	115,353	13.6%	(41,238)	(35.7)%
Total Diversified Reinsurance	$734,781	100.0%	$850,049	100.0%	$(115,268)	(13.6)%
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
Net premiums earned decreased by $109.2 million, or 12.8%, during the year ended December 31, 2015 compared to the same period in 2014. The table below shows net premiums earned by line of business:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Thousands)		($ in Thousands)		($ in Thousands)
Property	$157,186	21.1%	$174,785	20.4%	$(17,599)	(10.1)%
Casualty	449,000	60.3%	533,775	62.5%	(84,775)	(15.9)%
Accident and Health	55,672	7.5%	39,918	4.7%	15,754	39.5%
International	83,017	11.1%	105,548	12.4%	(22,531)	(21.3)%
Total Diversified Reinsurance	$744,875	100.0%	$854,026	100.0%	$(109,151)	(12.8)%
Within our Diversified Reinsurance reportable segment, both our US operations and our non-U.S. operations experienced a decrease in net premiums earned for the year ended December 31, 2015 of $83.6 million, or 11.3%, and $25.5 million, or 22.6%, respectively, compared to the same period in 2014, for reasons outlined previously and the impact of a retrocessional quota share agreement effective January 1, 2015 with a highly rated global insurer.
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
General and Administrative Expenses - Consistent with the Company's growth, general and administrative expenses decreased by $3.5 million, or 9.1%, for the year ended December 31, 2015 compared to 2014. The general and administrative expense ratio was 4.7% and 4.6% for the years ended December 31, 2015 and 2014, respectively. The overall expense ratio (including commission and other acquisition expenses) was 30.7% and 31.5% for the years ended December 31, 2015 and 2014, respectively.

AmTrust Reinsurance Segment

The AmTrust Reinsurance segment reported strong growth in premiums in each of the comparative periods reported. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
Gross premiums written	$2,006,646	$1,885,974	$1,610,485
Net premiums written	1,888,428	1,779,334	1,610,485
Net premiums earned	1,843,621	1,684,191	1,378,327
Net loss and LAE	(1,225,830)	(1,074,072)	(893,502)
Commission and other acquisition expenses	(584,820)	(527,863)	(418,908)
General and administrative expenses	(2,896)	(3,016)	(2,533)
Underwriting income	$30,075	$79,240	$63,384
Ratios
Net loss and LAE ratio	66.5%	63.8%	64.8%
Commission and other acquisition expense ratio	31.7%	31.3%	30.4%
General and administrative expense ratio	0.2%	0.2%	0.2%
Expense ratio	31.9%	31.5%	30.6%
Combined ratio	98.4%	95.3%	95.4%

Comparison of Years Ended December 31, 2016 and 2015

The AmTrust Reinsurance segment continued to experience growth during the year ended December 31, 2016 compared to 2015. However, the segment experienced an increase in the combined ratio to 98.4% for the year ended December 31, 2016 compared to 95.3% in 2015 largely due to a fourth quarter reserve charge of $52.0 million related primarily to program commercial auto as well as program general liability.

Premiums - Gross premiums written increased by $120.7 million or 6.4% for the year ended December 31, 2016 compared to the same period in 2015. Growth in our AmTrust Reinsurance segment is due to additional 2016 premium relating to acquisitions made by AmTrust, ceded for the first time, and ongoing organic growth and also reflects the removal of certain classes of business which we commuted with AmTrust in the fourth quarter of 2015.

The table below shows net premiums written by this segment for the years ended December 31, 2016 and 2015:

For the Year Ended December 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Thousands)		($ in Thousands)		($ in Thousands)
Small Commercial Business	$1,181,496	62.6%	$1,057,968	59.5%	$123,528	11.7%
Specialty Program	344,677	18.2%	332,416	18.7%	12,261	3.7%
Specialty Risk and Extended Warranty	362,255	19.2%	388,950	21.8%	(26,695)	(6.9)%
Total AmTrust Reinsurance	$1,888,428	100.0%	$1,779,334	100.0%	$109,094	6.1%

Net premiums earned increased by $159.4 million, or 9.5% for the year ended December 31, 2016 compared to the same period in 2015. The increase is primarily due to AmTrust's prior year written premium growth.

The table below details net premiums earned by line of business for the years ended December 31, 2016 and 2015:

For the Year Ended December 31,	2016		2015		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Thousands)		($ in Thousands)		($ in Thousands)
Small Commercial Business	$1,131,582	61.4%	$984,333	58.5%	$147,249	15.0%
Specialty Program	337,396	18.3%	290,209	17.2%	47,187	16.3%
Specialty Risk and Extended Warranty	374,643	20.3%	409,649	24.3%	(35,006)	(8.5)%
Total AmTrust Reinsurance	$1,843,621	100.0%	$1,684,191	100.0%	$159,430	9.5%

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $151.8 million, or 14.1%, for the year ended December 31, 2016 compared to the same period in 2015. Net loss and LAE ratios were 66.5% and 63.8% for the years ended December 31, 2016 and 2015, respectively. The net loss and LAE ratio increased largely due to the reserve increase in the 4th quarter, which primarily affected program commercial auto as well as program general liability reserves.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $57.0 million, or 10.8%, for the year ended December 31, 2016 compared to 2015. The commission and other acquisition expense ratio increased to 31.7% for the year ended December 31, 2016 compared to 31.3% in 2015. The increase in the ratio during the year ended December 31, 2016 compared to 2015 reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share.

General and Administrative Expenses - General and administrative expenses decreased by $0.1 million, or 4.0%, for the year ended December 31, 2016 compared to the same period in 2015. The general and administrative expense ratio has remained flat at 0.2% for both years ended December 31, 2016 and 2015. The overall expense ratio (including commission and other acquisition expenses) was 31.9% and 31.5% for the years ended December 31, 2016 and 2015, respectively.

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

The table below shows net premiums written by this segment for the years ended December 31, 2015 and 2014:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in Thousands)		($ in Thousands)		($ in Thousands)
Small Commercial Business	$1,057,968	59.5%	$857,576	53.2%	$200,392	23.4%
Specialty Program	332,416	18.7%	220,121	13.7%	112,295	51.0%
Specialty Risk and Extended Warranty	388,950	21.8%	532,788	33.1%	(143,838)	(27.0)%
Total AmTrust Reinsurance	$1,779,334	100.0%	$1,610,485	100.0%	$168,849	10.5%

Net premiums earned increased by $305.9 million, or 22.2% for the year ended December 31, 2015 compared to the same period in 2014. This increase is due to the reasons outlined above in the Net Premiums Written section.

The table below details net premiums earned by line of business for the years ended December 31, 2015 and 2014:

For the Year Ended December 31,	2015		2014		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in Thousands)		($ in Thousands)		($ in Thousands)
Small Commercial Business	$984,333	58.5%	$752,188	54.6%	$232,145	30.9%
Specialty Program	290,209	17.2%	175,286	12.7%	114,923	65.6%
Specialty Risk and Extended Warranty	409,649	24.3%	450,853	32.7%	(41,204)	(9.1)%
Total AmTrust Reinsurance	$1,684,191	100.0%	$1,378,327	100.0%	$305,864	22.2%

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

General and Administrative Expenses - General and administrative expenses increased by $0.5 million, or 19.1%, for the year ended December 31, 2015 compared to the same period in 2014. The general and administrative expense ratio has remained flat at 0.2% for both years ended December 31, 2015 and 2014. The overall expense ratio (including commission and other acquisition expenses) was 31.5% and 30.6% for the years ended December 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity

Maiden Holdings is a holding company and transacts no business of its own. We therefore rely on cash flows in the form of dividends, advances, loans and other permitted distributions from our subsidiary companies to make dividend payments on our common and preference shares. The jurisdictions in which our operating subsidiaries are licensed to write business impose regulations requiring companies to maintain or meet statutory solvency and liquidity requirements. Some jurisdictions also place restrictions on the declaration and payment of dividends and other distributions.

The amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. At December 31, 2016, the statutory capital and surplus of Maiden Bermuda was $1,470.2 million. Maiden Bermuda is allowed to pay dividends or distributions not exceeding $453.4 million. During 2016 and 2015, Maiden Bermuda paid dividends of $445.0 million and $nil, respectively, to Maiden Holdings.

Maiden US is subject to regulatory restrictions limiting their ability to declare and pay dividends by the state of Missouri where it is domiciled. In addition, there are restrictions based on risk-based capital, a test which is the threshold that constitutes the authorized control level. If Maiden US's statutory capital and surplus falls below the authorized control level, the insurance regulator is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2016, Maiden US has statutory capital and surplus of $296.6 million, which exceeds the required level of minimum statutory capital and surplus by the state of Missouri. During 2016 and 2015, Maiden US paid no dividends.

Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, both regulated by the Swedish FSA. At December 31, 2016, Maiden LF has statutory capital and surplus of $8.1 million, which exceeds the amount required to be maintained of $3.9 million at December 31, 2016. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2016, Maiden LF is allowed to pay dividends or distributions not exceeding $2.8 million. During 2016 and 2015, Maiden LF paid no dividends. Maiden GF was granted a general insurance license effective September 14, 2016 with an approved level of initial statutory capital and surplus of $6.1 million. Maiden GF wrote no business in 2016 as such, its first filing with the Swedish FSA will be for the period ending December 31, 2017.

Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company, is subject to regulation by the U.K. Financial Conduct Authority (the "FCA") that limit the maximum amount of annual dividends or distributions paid by Maiden Global to the Company. At December 31, 2016, Maiden Global is allowed to pay dividends or distributions not exceeding $2.4 million. During 2016 and 2015, Maiden Global paid no dividends to Maiden Holdings.

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

The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2016, 2015 and 2014:

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
Operating activities	$470,132	$634,298	$651,645
Investing activities	(439,204)	(750,678)	(471,884)
Financing activities	(76,780)	99,751	(208,390)
Effect of exchange rate changes on foreign currency cash	1,958	(1,849)	(3,085)
Total decrease in cash and cash equivalents	$(43,894)	$(18,478)	$(31,714)

Cash Flows from Operating Activities

Cash flows from operations for the year ended December 31, 2016 were $470.1 million compared to $634.3 million for the year ended December 31, 2015, a 25.9% decrease. This decrease in cash flows from operating activities arises primarily due to the settlement of the $107.0 million commutation with AmTrust during the first quarter of 2016. Operating cash flows in 2015 were also favorably impacted by AmTrust's integration of Tower Group which now has been completed.

Cash Flows from Investing Activities

Investing cash flows consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $439.2 million for the year ended December 31, 2016 compared to $750.7 million for the same period in 2015. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. For the year ended December 31, 2016, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $578.8 million. This outflow was offset by the decrease in restricted cash and cash equivalents of $138.9 million combined with net proceeds from other investing activities of $0.7 million.

Cash Flows from Financing Activities

The net cash (used in) provided by financing activities for the years ended December 31, 2016, 2015 and 2014 was as follows:

For the Year Ended December 31,	2016	2015	2014
	($ in Thousands)
Cash flows from Financing Activities
Senior notes, net of issuance costs	$106,285	$—	$—
Redemption of 2011 senior notes	(107,500)	—	—
Redemption of junior subordinated debt	—	—	(152,500)
Preference shares, net of issuance costs	(143)	159,628	—
Issuance of common shares	1,931	3,318	592
Repurchase of common shares	(470)	(654)	(66)
Dividends paid - Maiden common shareholders	(43,127)	(38,204)	(32,079)
Dividends paid - preference shares	(33,756)	(24,337)	(24,337)
Net cash (used in) provided by financing activities	$(76,780)	$99,751	$(208,390)

The cash outflow in 2016 mainly arises from the payment of dividends to both common and preference shareholders of $76.9 million which is $14.3 million higher than in 2015 representing the increase in dividend per common to $0.57 for the year ending December 31, 2016 from $0.53 for the same period in 2015 and the dividend on Preference shares - Series C of $12.4 million following issuance on November 25, 2015. The issuance of the Preference shares - Series C increased the cash provided by financing activities by $159.6 million in 2015.

Restrictions, Collateral and Specific Requirements

Maiden Bermuda is neither licensed nor admitted as an insurer, nor is it accredited as a reinsurer, in any jurisdiction in the U.S., except as a certified reinsurer in the State of Missouri. As a result, it is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds withheld arrangements where assets are held by the ceding company.

Maiden Bermuda was approved as a certified reinsurer in the State of Missouri for purposes of providing reduced collateral for reinsurance reserve credit effective October 1, 2016 to December 31, 2017.  Based on a Financial Strength Rating granted of Secure-5, Maiden Bermuda is allowed to post 75% collateral and still enable an authorized insurer to qualify for full reserve credit with respect to reinsurance contracts renewed or entered into on or after the date certified.

Maiden Bermuda uses trust accounts, loan to related party and letters of credit to meet collateral requirements - consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements.

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

At December 31, 2016, total cash and cash equivalents and fixed maturity investments used as collateral were $4.4 billion compared to $3.7 billion at December 31, 2015. The increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

The following table details additional information on those assets at December 31, 2016 and 2015:

December 31,	2016			2015
	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
	($ in Thousands)			($ in Thousands)
Maiden US	$26,990	$994,638	$1,021,628	$71,331	$864,591	$935,922
Maiden Bermuda	30,789	312,427	343,216	31,671	210,481	242,152
Diversified Reinsurance	57,779	1,307,065	1,364,844	103,002	1,075,072	1,178,074
Maiden Bermuda	45,531	2,975,228	3,020,759	138,896	2,329,793	2,468,689
AmTrust Reinsurance	45,531	2,975,228	3,020,759	138,896	2,329,793	2,468,689
Maiden Bermuda	478	12,715	13,193	961	29,588	30,549
Other	478	12,715	13,193	961	29,588	30,549
Total	$103,788	$4,295,008	$4,398,796	$242,859	$3,434,453	$3,677,312
As a % of Consolidated Balance Sheet captions	100.0%	90.9%	91.1%	100.0%	83.4%	84.4%

As part of the Reinsurance Agreement, Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million at December 31, 2016 and 2015, respectively, to partially satisfy collateral requirements with AII.

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

Investments

The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are designated as either AFS or HTM. In both 2015 and 2016, the Company designated certain corporate bonds previously classified as AFS to HTM to reflect our intention of holding these corporate bonds until maturity. See "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

The Company's AFS fixed maturity investments increased by $463.6 million or 13.2% at December 31, 2016 compared to 2015. The net increase in the fair value of our AFS fixed maturity investments is a combination of (1) net purchases of $1,266.8 million, comprising of primarily asset-backed securities and investment grade corporate bonds and (2) net unrealized gains and amortization of $10.1 million; offset by (3) maturities and calls totaling $657.8 million; and (4) designation of $155.5 million of investment grade corporate bonds as HTM.

During the year ended December 31, 2016, the yield on the 10-year U.S. Treasury bond increased by 18 basis points to 2.45%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The increase in interest rates during 2016 reflects the adjustments by the U.S. central bank to reflect improving economic indicators, along with expectations that near–term economic conditions would be more influenced by fiscal policy in the U.S. and internationally, as opposed to monetary policy as has been experienced in recent years.

The movement in unrealized gain/loss in our AFS fixed maturity portfolio was a gain of $20.8 million, primarily due to an increase in interest rates and an increase in corporate spreads. This gain is net of unrealized foreign exchange losses of $15.1 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the strengthening of the U.S. dollar versus the euro during the year ended December 31, 2016. These declines were substantially offset by decreases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of AOCI, in our shareholders' equity. See "Liquidity and Capital Resources - Capital Resources" on page 90 for further information.

At December 31, 2016, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. However, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.

In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At December 31, 2016 and 2015, these respective durations in years were as follows:

December 31,	2016	2015
Fixed maturities and cash and cash equivalents	4.9	4.7
Reserve for loss and LAE	3.8	4.4

The increase of 0.2 years in the weighted average duration of our fixed maturity investment portfolio arises predominantly due to purchases during the 4th quarter to take advantage of increasing yields with a higher duration than the fixed maturity investment portfolio at December 31, 2016 combined with an increase in the duration of our Agency MBS portfolio reflecting the impact of the volatility in interest rates on paydowns.

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

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in Thousands)
U.S. treasury bonds	$5,186	$238	$(11)	$5,413	3.0%	2.4
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038	2.8%	4.9
U.S. agency bonds – other	18,082	20	—	18,102	3.2%	8.9
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934	2.4%	3.4
Asset-backed securities	217,232	3,713	(69)	220,876	4.6%	2.5
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205	3.5%	5.4
Municipal bonds	62,201	2,897	—	65,098	4.2%	6.5
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666	3.2%	5.1
HTM fixed maturities
Corporate bonds	752,212	16,370	(2,447)	766,135	3.6%	5.2
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Cash and cash equivalents	149,535	—	—	149,535	0.1%	0.0
Total	$4,907,389	$67,129	$(87,182)	$4,887,336	3.2%	4.9

December 31, 2015	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in Thousands)
U.S. treasury bonds	$5,714	$312	$(16)	$6,010	2.9%	2.5
U.S. agency bonds – mortgage-backed	1,471,782	15,399	(10,190)	1,476,991	2.8%	4.5
U.S. agency bonds – other	23,734	577	—	24,311	3.6%	8.5
Non-U.S. government and supranational bonds	35,128	—	(4,584)	30,544	2.6%	4.0
Asset-backed securities	165,719	1,174	(1,089)	165,804	4.1%	4.6
Corporate bonds	1,798,610	38,070	(97,012)	1,739,668	3.8%	5.0
Municipal bonds	62,177	2,583	—	64,760	4.2%	6.3
Total AFS fixed maturities	3,562,864	58,115	(112,891)	3,508,088	3.4%	4.8
HTM fixed maturities
Corporate bonds	607,843	3,458	(12,326)	598,975	3.9%	6.4
Total HTM fixed maturities	607,843	3,458	(12,326)	598,975
Cash and cash equivalents	332,500	—	—	332,500	0.2%	0.0
Total	$4,503,207	$61,573	$(125,217)	$4,439,563	3.2%	4.7

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
	($ in Thousands)
Due in one year or less	$61,219	$—	$180,407	$—
Due after one year through five years	560,141	260,557	475,103	67,371
Due after five years through ten years	1,371,356	486,568	1,180,221	540,472
Due after ten years	42,036	5,087	29,562	—
	2,034,752	752,212	1,865,293	607,843
U.S. agency bonds – mortgage-backed	1,716,038	—	1,476,991	—
Asset-backed securities	220,876	—	165,804	—
Total fixed maturities	$3,971,666	$752,212	$3,508,088	$607,843

Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at December 31, 2016 and 2015 were as follows:

December 31,	2016		2015
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in Thousands)		($ in Thousands)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$368,142	21.2%	$139,504	9.3%
FNMA – fixed rate	800,947	46.2%	791,654	52.7%
FNMA – variable rate	17,761	1.0%	22,109	1.5%
FHLMC – fixed rate	523,983	30.2%	517,308	34.5%
FHLMC – variable rate	5,205	0.3%	6,416	0.4%
Total U.S. agency bonds - mortgage-backed	1,716,038	98.9%	1,476,991	98.4%
Non-MBS fixed rate agency bonds	18,102	1.1%	24,311	1.6%
Total U.S. agency bonds	$1,734,140	100.0%	$1,501,302	100.0%

The following table provides a summary of changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

December 31,	2016	2015
U.S. agency MBS:	($ in Thousands)
Beginning balance	$1,476,991	$1,322,443
Purchases	637,072	586,367
Sales, calls and paydowns	(381,529)	(423,324)
Net realized gains on sales – included in net income	230	122
Change in net unrealized losses – included in other comprehensive income	(9,633)	(3,316)
Amortization of bond premium and discount	(7,093)	(5,301)
Ending balance	$1,716,038	$1,476,991
Our Agency MBS portfolio is 36.3% of our fixed maturity investments at December 31, 2016. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.

At December 31, 2016 and December 31, 2015, 96.5% and 97.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part IV, Item 8 - Notes to Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at December 31,	2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value
	($ in Thousands)
U.S. treasury bonds	$5,186	$5,413	$5,714	$6,010
U.S. agency bonds	1,738,518	1,734,140	1,495,516	1,501,302
AAA	170,515	171,090	170,190	170,391
AA+, AA, AA-	238,315	237,169	222,506	223,084
A+, A, A-	1,386,023	1,374,860	1,075,550	1,066,794
BBB+, BBB, BBB-	1,053,529	1,047,376	1,077,064	1,039,228
BB+ or lower	165,768	167,753	124,167	100,254
Total	$4,757,854	$4,737,801	$4,170,707	$4,107,063

(1)	Ratings as assigned by S&P, or equivalent

The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2016 and 2015 were as follows:

	Ratings(1)
December 31, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	2.4%	$213,904	8.0%
Communications	—%	0.5%	1.3%	6.6%	—%	223,984	8.4%
Consumer	—%	0.4%	14.9%	8.9%	0.3%	657,717	24.5%
Energy	—%	1.0%	3.8%	2.7%	2.1%	256,449	9.6%
Financial Institutions	1.4%	2.3%	22.1%	12.6%	0.2%	1,035,759	38.6%
Industrials	—%	0.8%	2.0%	2.9%	0.6%	170,030	6.3%
Technology	—%	2.2%	1.1%	0.6%	0.7%	124,497	4.6%
Total Corporate bonds	1.4%	7.2%	46.7%	38.4%	6.3%	$2,682,340	100.0%

	Ratings(1)
December 31, 2015	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in Thousands)
Corporate bonds
Basic Materials	—%	—%	1.1%	5.4%	1.3%	$182,513	7.8%
Communications	—%	0.6%	0.8%	7.7%	—%	211,979	9.1%
Consumer	—%	1.0%	12.3%	9.3%	0.3%	535,236	22.9%
Energy	—%	1.3%	1.7%	3.2%	1.9%	189,788	8.1%
Financial Institutions	1.7%	1.6%	23.5%	14.3%	0.1%	963,081	41.2%
Industrials	—%	0.5%	1.7%	3.7%	0.5%	149,882	6.4%
Technology	—%	2.3%	1.6%	0.4%	0.2%	106,164	4.5%
Total Corporate bonds	1.7%	7.3%	42.7%	44.0%	4.3%	$2,338,643	100.0%

(1)	Ratings as assigned by S&P, or equivalent

During the year ended December 31, 2016, the Company's allocation to corporate bonds rated BBB (including those with a + or - modifier) was generally stable, as we approached our maximum allocation to those securities as a percentage of the total fixed maturities portfolio.

The Company’s ten largest corporate holdings, all of which are U.S. dollar denominated and 60.7% of which are in the Financial Institutions sector, at December 31, 2016 as carried at fair value and as a percentage of all fixed income securities were as follows:

December 31, 2016	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in Thousands)
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	$26,228	0.6%	AA-
Aust & New Zealand Banking Group, 3.70% Due 11/16/2025	25,984	0.6%	AA-
Morgan Stanley, 4.00% Due 7/23/2025	25,672	0.5%	BBB+
BNP Paribas, 5.00% Due 1/15/2021	20,849	0.5%	A
JP Morgan Chase & Co, 3.90% Due 7/15/2025	20,587	0.4%	A-
Gilead Sciences Inc, 3.65% Due 3/1/2026	20,302	0.4%	A
Rabobank Nederland Utrec, 3.88% Due 2/8/2022	20,180	0.4%	A+
IBM Corp, 7.00% Due 10/30/2025	19,962	0.4%	AA-
Vale Overseas Ltd, 4.38% Due 1/11/2022	19,700	0.4%	BBB-
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	19,651	0.4%	A-
Total	$219,115	4.6%

(1)	Ratings as assigned by S&P, or equivalent

We own the following securities not denominated in U.S. dollars:

December 31,	2016		2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Thousands)		($ in Thousands)
Non-U.S. dollar denominated corporate bonds	$345,646	92.3%	$323,340	91.6%
Non-U.S. government and supranational bonds	28,980	7.7%	29,544	8.4%
Total non-U.S. dollar denominated AFS securities	$374,626	100.0%	$352,884	100.0%

These securities are invested in the following currencies:

December 31,	2016		2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Thousands)		($ in Thousands)
Euro	$315,768	84.3%	$299,332	84.8%
British Pound	39,154	10.5%	41,364	11.7%
Australian Dollar	10,089	2.7%	3,983	1.1%
Swedish Krona	5,015	1.3%	5,831	1.7%
All other	4,600	1.2%	2,374	0.7%
Total non-U.S. dollar denominated AFS securities	$374,626	100.0%	$352,884	100.0%

The net increase in non-U.S. denominated fixed maturities is primarily due to purchases. We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at December 31, 2016 and 2015. At December 31, 2016 and 2015, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1) at December 31,	2016		2015
	Fair Value	% of Total	Fair Value	% of Total
	($ in Thousands)		($ in Thousands)
AAA	$31,704	9.2%	$32,779	10.1%
AA+, AA, AA-	30,535	8.8%	17,325	5.4%
A+, A, A-	161,845	46.8%	149,376	46.2%
BBB+, BBB, BBB-	114,456	33.1%	117,863	36.5%
BB+ or lower	7,106	2.1%	5,997	1.8%
Total non-U.S. dollar denominated corporate bonds	$345,646	100.0%	$323,340	100.0%

(1)	Ratings as assigned by S&P, or equivalent

The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.

Reserve for Loss and Loss Adjustment Expenses

The Company establishes loss reserves to cover the estimated liability for the payment of all loss and LAE incurred with respect to premiums earned on the contracts that the Company writes. Loss reserves do not represent an exact calculation of the liability. Estimates of ultimate liabilities are contingent on many future events and the eventual outcome of these events may be different from the assumptions underlying the reserve estimates. The Company believes that the recorded unpaid loss and LAE represent management’s best estimate of the cost to settle the ultimate liabilities based on information available at December 31, 2016.

At December 31, 2016 and 2015, the Company recorded gross reserves for unpaid loss and LAE of $2.9 billion and $2.5 billion, respectively, and net reserves for unpaid loss and LAE of $2.8 billion and $2.4 billion for December 31, 2016 and 2015, respectively. See "Business — Reserve for Loss and Loss Adjustment Expenses" in Item 1 of Part I of this Report, "Critical Accounting Policies and Estimates — Reserve for Loss and Loss Adjustment Expenses" and "Results of Operations" above for a discussion of loss and LAE and prior years’ reserve developments.

Other Balance Sheet Changes

The following summarizes other material balance sheet changes of the Company at December 31, 2016 and 2015:

December 31,	2016	2015	Change	Change
	($ in Thousands)%
Reinsurance balances receivable, net	$410,166	$377,318	$32,848	8.7%
Reserve for loss and LAE	2,896,496	2,510,101	386,395	15.4%
Unearned premiums	1,475,506	1,354,572	120,934	8.9%

The reinsurance balances receivable, net increased by $32.8 million, or 8.7%, primarily due to the continued growth of our AmTrust Reinsurance segment in 2016 compared to 2015, which was lowered by the commutation agreement with AmTrust of $107.0 million. The reserve for net loss and LAE increased following the continued growth in our AmTrust Reinsurance segment combined with adverse development experienced in both our reportable segments including the reserve charge recognized of $120.4 million in all segments including the NGHC run-off business during the fourth quarter. The unearned premiums also increased following the continued growth in our AmTrust Reinsurance segment.

Capital Resources

Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources were $1,723.3 million at December 31, 2016, a $15.5 million, or 0.9%, net increase from $1,707.8 million at December 31, 2015.

The following table shows the movement in total capital resources at December 31, 2016 and 2015:

December 31,	2016	2015	Change	Change
	($ in Thousands)%
Preference shares	$315,000	$480,000	$(165,000)	(34.4)%
Common shareholders' equity	1,045,797	867,821	177,976	20.5%
Total Maiden shareholders' equity	1,360,797	1,347,821	12,976	1.0%
Senior Notes - principal amount	362,500	360,000	2,500	0.7%
Total capital resources	$1,723,297	$1,707,821	$15,476	0.9%

The major factors contributing to the net increase in capital resources were as follows:

Maiden shareholders' equity

Total Maiden shareholders' equity at December 31, 2016 increased by $13.0 million, or 1.0%, compared to December 31, 2015 primarily due to:

•	net income attributable to Maiden of $49.0 million. See "Results of Operations - Net Income" on page 69 for a discussion of the Company’s net income for the year ended December 31, 2016;

•
net increase in AOCI of $38.8 million. This increase arose due to: 1) increase in AOCI of $33.4 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $38.3 million relating to market price movements and decline in our non-U.S. dollar denominated investment portfolio of $4.9 million. The decline in our non-U.S. dollar denominated investment portfolio was $15.1 million as a result of the weakening of euro, relative to U.S. dollar at December 31, 2016 compared to December 31, 2015 offset by $10.2 million increase as a result of market price movements; and by 2) increase in cumulative translation adjustments of $5.4 million due to the effect of the appreciation of the U.S. dollar relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities; and

•	net increase resulting from share based transactions of $4.7 million.

These increases were offset by dividends declared of $79.5 million related to the Company’s common and preferred shares.

On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2016 and 2015.

Indebtedness

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

The Company’s aggregate contractual obligations at December 31, 2016 are as follows:

	Payment Due by Period
December 31, 2016	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations	($ in Thousands)
Operating lease obligations	$2,795	$1,366	$1,092	$337	$—
Senior notes and interest	1,098,588	27,106	54,213	54,213	963,056
Reserve for loss and LAE	2,896,496	915,163	968,561	433,361	579,411
Other investments - unfunded commitments	463	—	463	—	—
Total	$3,998,342	$943,635	$1,024,329	$487,911	$1,542,467

The amounts included for reserve for loss and LAE reflect the estimated timing of expected loss payments on known claims and anticipated future claims at December 31, 2016. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, please refer to "Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses" section included under Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2016. Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.

Currency and Foreign Exchange

We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2016, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at year end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. The effect of the translation adjustments for foreign operations is included in AOCI.

Net foreign exchange gains amounted to $13.4 million during the year ended December 31, 2016 compared to $7.4 million and $3.6 million during the years ended December 31, 2015 and 2014, respectively.

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

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.

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

Interest Rate Risk

Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2016, we had AFS fixed maturity securities with a fair value of $4.0 billion that are subject to interest rate risk.

The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at December 31, 2016 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of other comprehensive income. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at December 31, 2016:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in Thousands)
200 basis point increase	$3,588,054	$(383,612)	(28.2)%
100 basis point increase	3,772,666	(199,000)	(14.6)%
No change	3,971,666	—	—%
100 basis point decrease	4,178,375	206,709	15.2%
200 basis point decrease	4,392,426	420,760	30.9%

The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.

Counterparty Credit Risk

The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2015.

The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at December 31 for each of the years presented:

December 31,	2016	2015
Ratings(1)
AA+ or better	41.3%	42.3%
AA, AA-, A+, A, A-	33.2%	29.9%
BBB+, BBB, BBB-	22.0%	25.4%
BB+ or lower	3.5%	2.4%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent

The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level.

At December 31, 2016, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (see "Liquidity and Capital Resources - Investments" in Item 7 of Part II of this Annual Report on Form 10-K), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 0.6% and 4.6% of the Company’s total fixed income securities, respectively.

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

The Company has exposure to credit risk, as it relates to its business written through brokers if any, if the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 34.6% of the Company’s gross premiums written in our Diversified Reinsurance segment for the year ended December 31, 2016.

The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2016 were $410.2 million, including balances both currently due and accrued.

The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2016.

The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $99.9 million at December 31, 2016 compared to $71.2 million at the end of 2015. At December 31, 2016, $54.8 million or 54.8% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (2015 - $25.3 million or 35.5% and with credit rating of A+). Furthermore, of these reinsurance recoverables, at December 31, 2016, $12.8 million or 12.8% compared to $35.0 million or 49.2% at December 31, 2015 relates to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at December 31:

December 31,	2016	2015
A or better	97.2%	99.1%
B++ or worse	2.8%	0.9%
	100.0%	100.0%

Foreign Currency Risk

The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2016, 8.2% of our net premiums written and 10.5% of our reserve for loss and LAE were transacted in euro.

We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2016, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $3.9 million and $7.8 million, respectively.

Item 8. Financial Statements and Supplementary Data.

See our Consolidated Financial Statements and Notes thereto and required financial statement schedules commencing on pages F-1 through F-54 and S-1 through S-7 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2016. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2016, our Company’s disclosure controls and procedures were effective.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2016 based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting. This report appears below.

Changes in Internal Control Over Financial Reporting

No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited Maiden Holdings, Ltd. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Maiden Holdings, Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Maiden Holdings, Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 6, 2017

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the proxy statement for our Annual Meeting of Shareholders to be held on May 2, 2017 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2016", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Hamilton, Bermuda on March 6, 2017.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	March 6, 2017
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ Karen L. Schmitt	Chief Financial Officer	March 6, 2017
Karen L. Schmitt	(Principal Financial Officer)
/s/ Michael J. Tait	Chief Accounting Officer	March 6, 2017
Michael J. Tait	(Principal Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 6, 2017
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 6, 2017
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 6, 2017
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 6, 2017
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 6, 2017
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.4	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.5	Form of 8.000% Notes due 2042 (included in Exhibit 4.4)	(4)
4.6	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(5)
4.7	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.6)	(5)
4.8	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.9	Form of 7.75% Notes due 2043 (included in Exhibit 4.8)	(6)
4.10	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(7)
4.11	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.10)	(7)
4.12	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(8)
4.13	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(8)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(9)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(9)
10.5*	Form of Employment Agreement by and between Maiden and Arturo M. Raschbaum, Karen L. Schmitt, Patrick J. Haveron, Thomas Highet and Lawrence F. Metz, dated as of November 1, 2011	(10)
10.6	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.7	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(11)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(12)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(12)
10.11	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.12	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(13)

10.13	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(13)
10.14	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(13)
10.15	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(13)
10.16	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	(14)
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(12)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(15)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(9)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(16)
10.22	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(17)
10.23	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(9)
10.24	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(9)
10.25	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(18)
10.26
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of March 1, 2015
		†
10.27	Endorsement No. 4 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(19)
10.28	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(13)
10.29	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(15)
10.30	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(14)
10.31	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(12)
21.1	Subsidiaries of the registrant	†
23.1	Consent of BDO USA, LLP	†
31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†

101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.
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

(3)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).

(4)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on March 27, 2012 (File No. 001-34042).

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).

(6)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2015 (File No. 001-34042).

(8)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2016 (File No. 001-34042).

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

(17)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 9, 2016 (No. 001-34042)

(18)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042)

(19)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2016 filed with the SEC on November 8, 2016 (No. 001-34042).

† Filed herewith.
* Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Maiden Holdings, Ltd.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
March 6, 2017

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(In thousands of U.S. dollars, except share and per share data)

	2016	2015
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2016: $4,005,642; 2015: $3,562,864)	$3,971,666	$3,508,088
Fixed maturities, held to maturity, at amortized cost (fair value 2016: $766,135; 2015: $598,975)	752,212	607,843
Other investments, at fair value (cost 2016: $10,057; 2015: $10,816)	13,060	11,812
Total investments	4,736,938	4,127,743
Cash and cash equivalents	45,747	89,641
Restricted cash and cash equivalents	103,788	242,859
Accrued investment income	36,517	32,288
Reinsurance balances receivable, net (includes $132,056 and $147,365 from related parties in 2016 and 2015, respectively)	410,166	377,318
Reinsurance recoverable on unpaid losses (includes $5,085 and $2,177 from related parties in 2016 and 2015, respectively)	99,936	71,248
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $339,172 and $341,025 from related parties in 2016 and 2015, respectively)	424,605	397,548
Goodwill and intangible assets, net	77,715	81,920
Other assets	148,912	115,038
Total assets	$6,252,299	$5,703,578
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,776,784 and $1,443,639 from related parties in 2016 and 2015, respectively)	$2,896,496	$2,510,101
Unearned premiums (includes $1,152,484 and $1,077,460 from related parties in 2016 and 2015, respectively)	1,475,506	1,354,572
Accrued expenses and other liabilities	167,736	139,873
Senior notes - principal amount	362,500	360,000
Less unamortized issuance costs	11,091	10,067
Senior notes, net	351,409	349,933
Total liabilities	4,891,147	4,354,479
Commitments and Contingencies
EQUITY
Preference shares	315,000	480,000
Common shares ($0.01 par value; 87,321,012 and 74,735,785 shares issued in 2016 and 2015, respectively; 86,271,109 and 73,721,140 shares outstanding in 2016 and 2015, respectively)	873	747
Additional paid-in capital	749,256	579,178
Accumulated other comprehensive income (loss)	14,997	(23,767)
Retained earnings	285,662	316,184
Treasury shares, at cost (1,049,903 and 1,014,645 shares in 2016 and 2015, respectively)	(4,991)	(4,521)
Total Maiden shareholders’ equity	1,360,797	1,347,821
Noncontrolling interests in subsidiaries	355	1,278
Total equity	1,361,152	1,349,099
Total liabilities and equity	$6,252,299	$5,703,578
See accompanying notes to Consolidated Financial Statements

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2016	2015	2014
Revenues
Gross premiums written	$2,831,348	$2,662,825	$2,507,352
Net premiums written	$2,654,952	$2,514,116	$2,458,136
Change in unearned premiums	(86,802)	(85,047)	(206,393)
Net premiums earned	2,568,150	2,429,069	2,251,743
Other insurance revenue	10,817	11,512	13,410
Net investment income	145,892	131,092	117,215
Net realized gains on investment	6,774	2,498	1,163
Total other-than-temporary impairment losses	—	(1,060)	(2,364)
Portion of loss recognized in other comprehensive income (loss)	—	—	—
Net impairment losses recognized in earnings	—	(1,060)	(2,364)
Total revenues	2,731,633	2,573,111	2,381,167
Expenses
Net loss and loss adjustment expenses	1,819,906	1,633,570	1,498,271
Commission and other acquisition expenses	773,664	724,197	659,315
General and administrative expenses	66,984	64,872	62,558
Interest and amortization expenses	28,173	29,063	29,959
Accelerated amortization of debt discount and issuance cost	2,345	—	28,240
Amortization of intangible assets	2,461	2,840	3,277
Foreign exchange and other gains, net	(11,612)	(7,753)	(4,150)
Total expenses	2,681,921	2,446,789	2,277,470
Income before income taxes	49,712	126,322	103,697
Less: income tax expense	1,574	2,038	2,164
Net income	48,138	124,284	101,533
Add: loss (income) attributable to noncontrolling interests	842	192	(142)
Net income attributable to Maiden	48,980	124,476	101,391
Dividends on preference shares	(33,756)	(24,337)	(24,337)
Net income attributable to Maiden common shareholders	$15,224	$100,139	$77,054
Basic earnings per share attributable to Maiden common shareholders	$0.20	$1.36	$1.06
Diluted earnings per share attributable to Maiden common shareholders	$0.19	$1.31	$1.04
Dividends declared per common share	$0.57	$0.53	$0.46
Weighted average number of common shares - basic	77,534,860	73,478,544	72,843,782
Adjusted weighted average number of common shares and assumed conversions - diluted	78,686,943	85,638,235	74,117,568

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2016	2015	2014
Net income	$48,138	$124,284	$101,533
Other comprehensive income (loss)
Net unrealized holdings gains (losses) on available-for-sale fixed maturities arising during the period	32,788	(132,511)	40,625
Adjustment for reclassification of net realized losses (gains) recognized in net income	576	(263)	3,278
Foreign currency translation adjustment	5,373	13,566	25,592
Other comprehensive income (loss), before tax	38,737	(119,208)	69,495
Income tax benefit (expense) related to components of other comprehensive income	32	83	(52)
Other comprehensive income (loss), after tax	38,769	(119,125)	69,443
Comprehensive income	86,907	5,159	170,976
Net loss (income) attributable to noncontrolling interests	842	192	(142)
Other comprehensive (income) loss attributable to noncontrolling interests	(5)	65	66
Comprehensive loss (income) attributable to noncontrolling interests	837	257	(76)
Comprehensive income attributable to Maiden	$87,744	$5,416	$170,900

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U. S. dollars)

For the Year Ended December 31,	2016	2015	2014
Preference shares – Series A, B and C
Beginning balance	$480,000	$315,000	$315,000
Mandatory conversion of preference shares – Series B	(165,000)	—	—
Issuance of preference shares – Series C	—	165,000	—
Ending balance	315,000	480,000	315,000
Common shares
Beginning balance	747	739	736
Shares issued on mandatory conversion of preference shares – Series B	121	—	—
Exercise of options and issuance of shares	5	8	3
Ending balance	873	747	739
Additional paid-in capital
Beginning balance	579,178	578,445	574,522
Exercise of options and issuance of common shares	1,926	3,310	589
Share-based compensation expense	3,414	2,938	3,334
Mandatory conversion of preference shares – Series B	164,879	—	—
Issuance costs of preference shares	—	(5,515)	—
Others	(141)	—	—
Ending balance	749,256	579,178	578,445
Accumulated other comprehensive income (loss)
Beginning balance	(23,767)	95,293	25,784
Change in net unrealized gains (losses) on investment	33,396	(132,691)	43,851
Foreign currency translation adjustment	5,368	13,631	25,658
Ending balance	14,997	(23,767)	95,293
Retained earnings
Beginning balance	316,184	255,084	211,602
Net income attributable to Maiden	48,980	124,476	101,391
Dividends on preference shares	(33,756)	(24,337)	(24,337)
Dividends on common shares	(45,746)	(39,039)	(33,572)
Ending balance	285,662	316,184	255,084
Treasury shares
Beginning balance	(4,521)	(3,867)	(3,801)
Shares repurchased	(470)	(654)	(66)
Ending balance	(4,991)	(4,521)	(3,867)
Noncontrolling interests in subsidiaries
Beginning balance	1,278	472	452
Acquisition of subsidiary	14	1,378	—
Maiden's reacquisition of interest in subsidiary	(69)	—	—
Dividend paid to noncontrolling interest	(31)	(315)	(56)
Net (loss) income attributable to noncontrolling interests	(842)	(192)	142
Foreign currency translation adjustment	5	(65)	(66)
Ending balance	355	1,278	472
Total equity	$1,361,152	$1,349,099	$1,241,166
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2016	2015	2014
Cash flows from operating activities
Net income	$48,138	$124,284	$101,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	20,303	9,716	40,319
Net realized gains on investment	(6,774)	(2,498)	(1,163)
Net impairment losses recognized in earnings	—	1,060	2,364
Foreign exchange and other gains, net	(11,612)	(7,753)	(4,150)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(33,116)	127,506	34,343
Reinsurance recoverable on unpaid losses	(29,308)	(20,721)	8,078
Accrued investment income	(4,354)	(5,086)	(2,693)
Deferred commission and other acquisition expenses	(29,405)	(26,546)	(69,217)
Other assets	(37,182)	(76,599)	32,060
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	407,267	304,254	354,014
Unearned premiums	125,775	154,642	182,602
Accrued expenses and other liabilities	20,400	52,039	(26,445)
Net cash provided by operating activities	470,132	634,298	651,645
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(1,372,049)	(1,463,556)	(778,702)
Purchases of other investments	(172)	(217)	(6,698)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	129,306	129,152	171,216
Proceeds from maturities and calls of fixed maturities – available-for-sale	657,819	541,081	349,852
Proceeds from maturities and calls of fixed maturities – held to maturity	6,172	—	—
Proceeds from sale and redemption of other investments	1,481	456	797
Decrease (increase) in restricted cash and cash equivalents	138,861	34,980	(207,859)
Other, net	(622)	7,426	(490)
Net cash used in investing activities	(439,204)	(750,678)	(471,884)
Cash flows from financing activities:
Senior notes, net of issuance costs	106,285	—	—
Redemption of 2011 senior notes	(107,500)	—	—
Redemption of junior subordinated debt	—	—	(152,500)
Preference shares, net of issuance costs	(143)	159,628	—
Issuance of common shares	1,931	3,318	592
Repurchase of common shares	(470)	(654)	(66)
Dividends paid – Maiden common shareholders	(43,127)	(38,204)	(32,079)
Dividends paid – preference shares	(33,756)	(24,337)	(24,337)
Net cash (used in) provided by financing activities	(76,780)	99,751	(208,390)
Effect of exchange rate changes on foreign currency cash	1,958	(1,849)	(3,085)
Net decrease in cash and cash equivalents	(43,894)	(18,478)	(31,714)
Cash and cash equivalents, beginning of period	89,641	108,119	139,833
Cash and cash equivalents, end of period	$45,747	$89,641	$108,119
Supplemental information on cash flows
Interest paid	$27,897	$28,687	$34,222
Taxes paid	494	789	708
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

Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to:

•	reserve for loss and loss adjustment expenses ("loss and LAE");

•	recoverability of deferred commission and other acquisition expenses;

•	determination of impairment of goodwill and other intangible assets;

•	valuation of financial instruments; and

•	determination of other-than-temporary impairment ("OTTI") of investments.

During the fourth quarter of 2016, following the receipt of updated information during the Company's reserving process and in response to a very challenging commercial auto market, the Company increased the reserve for loss and LAE in both our Diversified Reinsurance and AmTrust Reinsurance segments as well as our NGHC run-off business. The Company recorded unfavorable reserve development which reduced both its consolidated net income and net income attributable to Maiden by approximately $120,426 or $1.55 per basic common share and $1.48 per diluted common share.

Investments — The Company currently classifies its fixed maturity investments as either available-for-sale ("AFS") or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value. The HTM portfolio includes securities for which we have the ability and intent to hold to maturity or redemption. The HTM portfolio is reported at amortized cost. When a security is transferred from AFS to HTM, the fair value at the time of transfer, adjusted for subsequent amortization, becomes the security's amortized cost. The fair value of fixed maturity investments is generally determined from quotations received from nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2016 and 2015.

The Company's other investments comprise both quoted and unquoted investments. The Company's quoted equity investment's fair value is based on a quoted market price from a Pricing Service, reflecting the closing price quoted for the final trading day of the period. The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944, "Financial Services - Insurance" ("ASC 944"). Unquoted other investments primarily comprise of investments in limited partnerships which are reported at fair value based on the financial information received from the fund managers and other information available to management.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Unrealized gains or losses on fixed maturities and other investments are reported as a component of accumulated other comprehensive income ("AOCI"). The net unrealized holding gains of securities transferred from AFS to HTM at the designation date continue to be reported in the carrying value of the HTM securities and is amortized through Other Comprehensive Income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

Purchases and sales of investments are recorded on a trade date basis. Realized gains or losses on sales of investments are determined based on the first in first out cost method. Net investment income is recognized when earned and includes interest and dividend income together with amortization of market premiums and discounts using the effective yield method and is net of investment management fees. For our U.S. government agency mortgage-backed securities ("Agency MBS") and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the change in effective yields and maturities are recognized on a prospective basis through yield adjustments.

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

For investments that have quoted market prices in active markets, the Company uses the quoted market prices as fair value and includes these prices in the amounts disclosed in the Level 1 hierarchy. The Company receives the quoted market prices from a third party nationally recognized provider, the Pricing Service. When quoted market prices are unavailable, the Company utilizes the Pricing Service to determine an estimate of fair value. The fair value estimates are included in the Level 2 hierarchy. The Company will challenge any prices for its investments which are considered not to be representation of fair value. If quoted market prices and an estimate from the Pricing Service are unavailable, the Company produces an estimate of fair value based on dealer quotations for recent activity in positions with the same or similar characteristics to that being valued or through consensus pricing of a pricing service. The Company determines whether the fair value estimate is in the Level 2 or Level 3 hierarchy depending on the level of observable inputs available when estimating the fair value. The Company bases its estimates of fair values for assets on the bid price as it represents what a third party market participant would be willing to pay in an orderly transaction.

Cash and Cash Equivalents — The Company maintains its cash accounts in several banks and brokerage institutions. Cash equivalents consist of investments in money market funds and short-term investments with an original maturity of 90 days or less and are stated at cost, which approximates fair value. Restricted cash and cash equivalents are separately reported in the Consolidated Balance Sheets. Accordingly, changes in restricted cash and cash equivalents are reported as an investing activity in our Consolidated Statements of Cash Flows. The Company maintains certain cash and investments in trust accounts to be used primarily as collateral for unearned premiums and loss and LAE reserves owed to insureds. The Company is required to maintain minimum balances in these accounts based on pre-determined formulas. See "Note 4. (e) Investments" for additional details.

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

Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2016 and 2015.

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

Loss and Loss Adjustment Expenses Incurred — Loss and LAE represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserve for loss and LAE is estimated using individual case-basis valuations and statistical analysis and is not discounted. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate. In estimating reserves, the Company utilizes a variety of standard actuarial methods. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.

Reinsurance — Reinsurance premiums and loss and LAE ceded to other companies are accounted for on a basis consistent with those used in accounting for original policies issued and pursuant to the terms of the reinsurance contracts. The Company records premiums earned and loss and LAE incurred and ceded to other companies as reduction of premium revenue and loss and LAE. The Company accounts for commissions allowed by reinsurers on business ceded as ceding commission, which is a reduction of acquisition costs and other underwriting expenses. The Company earns commissions on reinsurance premiums ceded in a manner consistent with the recognition of the earned premium on the underlying insurance policies, on a pro-rata basis over the terms of the policies reinsured. Reinsurance recoverable relate to the portion of reserves and paid loss and LAE that are ceded to other companies. The Company remains contingently liable for all loss payments in the event of failure to collect from reinsurers.

Ceding Commissions on Reinsurance Transactions — Ceding commissions on reinsurance transactions are commissions the Company receives from ceding gross written premiums to third party reinsurers. The ceding commissions the Company receives cover a portion of its capitalized acquisition costs and a portion of other underwriting expenses. Ceding commissions received from reinsurance transactions that represent recovery of capitalized direct acquisition costs are recorded as a reduction of deferred acquisition costs and the net amount is charged to expense in proportion to net premium revenue recognized. Ceding commissions received from reinsurance transactions that represent the recovery of other underwriting expenses are recognized in the statement of income over the insurance contract period in proportion to the insurance protection provided and classified as a reduction of acquisition costs and other underwriting expenses. Ceding commissions received, but not yet earned, that represent the recovery of other underwriting expenses are classified as a component of accrued expenses and other current liabilities. The Company allocates earned ceding commissions to its segments based on each segment’s proportionate share of total acquisition costs and other underwriting expenses recognized during the period.

Debt Obligations and Deferred Debt Issuance Costs — Costs incurred in issuing debt are capitalized and amortized over the life of the debt. The amortization of these costs is included in interest and amortization expenses in the Consolidated Statements of Income. The unamortized amount of these costs is presented as a deduction from the related liability in the Consolidated Balance Sheet.

Goodwill and Intangible Assets — A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill, and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized.

Goodwill and other indefinite life intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Finite life intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable, and tested for impairment if appropriate. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill.

We have established October 1 as the date for performing the annual impairment tests. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding loss reflected in the Consolidated Statements of Income.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Noncontrolling Interests — The Company accounts for its noncontrolling interests in accordance with ASC Topic 810 "Consolidations", and presents such noncontrolling shareholders' interest in the equity section of the Consolidated Balance Sheets. Net income (loss) attributable to noncontrolling interests is presented separately in the Consolidated Statements of Income.

Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2016, 2015 and 2014.

Share-Based Compensation Expense — The Company is authorized to issue restricted share awards and units, performance based restricted share units ("PB-RSUs"), share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options, restricted share and share unit grants, based on the fair value of the award on the date of grant (including estimates for future forfeitures), over the vesting period, which is the requisite service period. The estimated fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense (a component of general and administrative expenses) and an increase to additional paid in capital in Shareholders’ Equity.

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

The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to certain senior leaders is considered a participating security and the Company uses the two-class method to calculate its net income attributable to Maiden common shareholders per common share – basic and diluted.

Treasury Shares — Treasury shares are common shares repurchased by the Company and not subsequently cancelled. These shares are recorded at cost and result in a reduction of our shareholders’ equity in the Consolidated Balance Sheets.

Foreign Currency Transactions — The functional currency of the Company and many of its subsidiaries is the U.S. dollar. For these companies, we translate monetary assets and liabilities denominated in foreign currencies at year-end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the year. Monetary assets and liabilities include cash and cash equivalents, reinsurance balances receivable, reserve for loss and LAE and accrued expenses and other liabilities. Accounts that are classified as non-monetary, such as deferred commission and other acquisition expenses and unearned premiums, are not revalued.

Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in AOCI. The amount of cumulative translation adjustment at December 31, 2016 was $35,713 (2015 - $30,345).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Recently Adopted Accounting Standards Updates

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-07 which removes the requirement to categorize all investments for which fair value is measured using the net asset value per share practical expedient within the fair value hierarchy. ASU 2015-07 also removes the requirement to make certain disclosures for investments that are eligible to be measured at fair value using the net asset value per share practical expedient, unless the entity has elected to measure the fair value using that practical expedient. For public business entities, this guidance will be effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. Earlier application is permitted. The Company adopted ASU 2015-07 on January 1, 2016. As this guidance is disclosure-related only, the adoption of this guidance did not have a material impact on the Company’s financial statements.

Disclosures about Short-Duration Contracts

In May 2015, the FASB issued ASU 2015-09 which is aimed at providing users of financial statements with more transparent information about an insurance entity’s initial claim estimates and subsequent adjustments to those estimates, methodologies and judgments in estimating claims, and the timing, frequency and severity of claims. The new disclosures are required for short-duration insurance contracts issued by insurers. For public business entities, this guidance will be effective for annual periods beginning after December 15, 2015, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted and should be applied retrospectively by providing comparative disclosures for each period presented. The Company adopted ASU 2015-09 for the annual period ending December 31, 2016. As this guidance is disclosure-related only, the adoption of this guidance did not have a material impact on the Company’s statements of income and financial position. See "Note 9. Reserve for Loss and Loss Adjustment Expenses" for additional details.

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

Recently Issued Accounting Standards Not Yet Adopted

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as AFS in AOCI. They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The impact on the Company is immaterial.

Accounting for Leases

In February 2016, the FASB issued final ASC 842 guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statement in a manner similar to today's accounting. The guidance also eliminates today's real-estate-specific provisions for all entities. All entities classify leases to determine how to recognize lease-related revenue and expense. The U.S. GAAP standard is effective for public business entities and certain not-for-profit entities and employee benefit plans for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. Since the Company currently has various operating leases, we expect this guidance to have an impact on its consolidated financial statements, primarily to the consolidated balance sheets and related footnote disclosures. However, the Company is currently unable to quantify the impact of adopting this guidance.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09 guidance that outlines changes for certain aspects of share-based payments to employees, such as accounting for forfeitures, which applies to the Company. Under the new guidance, the entities can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for public business entities for fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities, in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. Based on the Company's history, forfeitures have never been material, therefore, we don't expect that the adoption of this guidance would have a material impact on the Company's consolidated financial statements.

Accounting for Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13 guidance that changes the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's "incurred loss" approach with an "expected loss" model for instruments measured at amortized cost and require entities to record allowances for AFS debt securities rather than reduce the carrying amount, as they do today under the OTTI model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. Entities will apply the standard's provisions as a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The guidance is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein. The Company is currently unable to quantify the impact of adopting this guidance.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15 guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance amends ASC 230 Statement of Cash Flows, a principles based requiring judgment to determine the appropriate classification of cash flow as operating, investing or financing activities which created diversity in how certain cash receipts and cash payments were classified. The new guidance clarifies that if a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. While the new guidance attempts to clarify how the predominance principle should be applied, judgment will still be required. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The impact on the Company's results of operations, financial position or liquidity at the date of adoption of the updated guidance will be determined by the financial instruments held by the Company and the economic conditions at that time.

Presentation of Restricted Cash in the Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-18 guidance that require entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018 and interim periods within fiscal year beginning after December 15, 2019. Early adoption is permitted, but an early adoption in an interim period must show adjustments as of the beginning of the fiscal year that includes that interim period. The adoption of this guidance is not expected to have a material effect on the Company's consolidated financial condition, results of operations and disclosures, other than the presentation of restricted cash and cash equivalents in the statement of cash flows. The financial impact in the consolidated cash flows will depend on the actual amount of restricted cash and cash equivalents at the time of adoption.

Simplified Accounting for Goodwill Impairment

In February 2017, the FASB issued ASU 2017-04 guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today's two-step impairment test under ASC 350 Intangibles - Goodwill and Other. Under the new guidance, if a reporting unit's carrying value amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today's requirement to calculate goodwill impairment using Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The standard does not change the guidance on completing Step 1 of the goodwill impairment test. The standard has tiered effective dates, starting in 2020 for calendar public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently unable to quantify the impact of adopting this guidance.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information

The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily, in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to Maiden Bermuda from AmTrust Financial Services, Inc. ("AmTrust"), primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business have been included in the "Other" category. Please refer to "Note 10. Related Party Transactions" for additional information.

The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments and prepaid reinsurance premiums (presented as part of other assets in the Consolidated Balance Sheet). All remaining assets are allocated to Corporate.

The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Year Ended December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$824,341	$2,006,646	$361	$2,831,348
Net premiums written	$766,119	$1,888,428	$405	$2,654,952
Net premiums earned	$724,124	$1,843,621	$405	$2,568,150
Other insurance revenue	10,817	—	—	10,817
Net loss and LAE	(579,520)	(1,225,830)	(14,556)	(1,819,906)
Commission and other acquisition expenses	(188,506)	(584,820)	(338)	(773,664)
General and administrative expenses	(35,681)	(2,896)	—	(38,577)
Underwriting (loss) income	$(68,766)	$30,075	$(14,489)	(53,180)
Reconciliation to net income
Net investment income and realized gains on investment				152,666
Interest and amortization expenses				(28,173)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(2,461)
Foreign exchange and other gains, net				11,612
Other general and administrative expenses				(28,407)
Income tax expense				(1,574)
Net income				$48,138

Net loss and LAE ratio(1)	78.9%	66.5%		70.6%
Commission and other acquisition expense ratio(2)	25.6%	31.7%		30.0%
General and administrative expense ratio(3)	4.9%	0.2%		2.6%
Combined ratio(4)	109.4%	98.4%		103.2%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$776,852	$1,885,974	$(1)	$2,662,825
Net premiums written	$734,781	$1,779,334	$1	$2,514,116
Net premiums earned	$744,875	$1,684,191	$3	$2,429,069
Other insurance revenue	11,512	—	—	11,512
Net loss and LAE	(547,296)	(1,074,072)	(12,202)	(1,633,570)
Commission and other acquisition expenses	(196,292)	(527,863)	(42)	(724,197)
General and administrative expenses	(35,312)	(3,016)	—	(38,328)
Underwriting (loss) income	$(22,513)	$79,240	$(12,241)	44,486
Reconciliation to net income
Net investment income and realized gains on investment				133,590
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(29,063)
Amortization of intangible assets				(2,840)
Foreign exchange and other gains, net				7,753
Other general and administrative expenses				(26,544)
Income tax expense				(2,038)
Net income				$124,284

Net loss and LAE ratio(1)	72.3%	63.8%		66.9%
Commission and other acquisition expense ratio(2)	26.0%	31.3%		29.7%
General and administrative expense ratio(3)	4.7%	0.2%		2.7%
Combined ratio(4)	103.0%	95.3%		99.3%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2014	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$897,748	$1,610,485	$(881)	$2,507,352
Net premiums written	$850,049	$1,610,485	$(2,398)	$2,458,136
Net premiums earned	$854,026	$1,378,327	$19,390	$2,251,743
Other insurance revenue	13,410	—	—	13,410
Net loss and LAE	(579,771)	(893,502)	(24,998)	(1,498,271)
Commission and other acquisition expenses	(233,711)	(418,908)	(6,696)	(659,315)
General and administrative expenses	(38,858)	(2,533)	(757)	(42,148)
Underwriting income (loss)	$15,096	$63,384	$(13,061)	65,419
Reconciliation to net income
Net investment income and realized gains on investment				118,378
Net impairment losses recognized in earnings				(2,364)
Interest and amortization expenses				(29,959)
Accelerated amortization of debt discount and issuance cost				(28,240)
Amortization of intangible assets				(3,277)
Foreign exchange and other gains, net				4,150
Other general and administrative expenses				(20,410)
Income tax expense				(2,164)
Net income				$101,533

Net loss and LAE ratio (1)	66.8%	64.8%		66.1%
Commission and other acquisition expense ratio (2)	26.9%	30.4%		29.1%
General and administrative expense ratio (3)	4.6%	0.2%		2.8%
Combined ratio (4)	98.3%	95.4%		98.0%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together net loss and LAE ratio, commission and other acquisition expense ratio and general and administrative expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at December 31, 2016 and 2015:

December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$281,073	$119,151	$400,224
Reinsurance recoverable on unpaid losses	54,299	32,933	87,232
Deferred commission and other acquisition expenses	85,432	339,173	424,605
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	77,715	—	77,715
Restricted cash and cash equivalents and investments	1,364,844	3,020,759	4,385,603
Other assets	41,008	103,025	144,033
Total assets - reportable segments	$1,904,371	$3,783,016	5,687,387
Corporate assets			564,912
Total Assets			$6,252,299

December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$230,223	$137,586	$367,809
Reinsurance recoverable on unpaid losses	38,390	14,230	52,620
Deferred commission and other acquisition expenses	80,012	317,536	397,548
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	81,920	—	81,920
Restricted cash and cash equivalents and investments	1,178,076	2,468,689	3,646,765
Other assets	35,920	72,843	108,763
Total assets - reportable segments	$1,644,541	$3,178,859	4,823,400
Corporate assets			880,178
Total Assets			$5,703,578

The following table shows an analysis of the Company’s gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2016, 2015 and 2014. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2016	2015	2014
Gross premiums written – North America	$2,442,483	$2,165,309	$1,979,768
Gross premiums written – Other (predominantly Europe)	388,865	497,516	527,584
Gross premiums written – Total	$2,831,348	$2,662,825	$2,507,352
Net premiums written – North America	$2,280,232	$2,038,444	$1,934,644
Net premiums written – Other (predominantly Europe)	374,720	475,672	523,492
Net premiums written – Total	$2,654,952	$2,514,116	$2,458,136
Net premiums earned – North America	$2,184,184	$2,027,141	$1,778,579
Net premiums earned – Other (predominantly Europe)	383,966	401,928	473,164
Net premiums earned – Total	$2,568,150	$2,429,069	$2,251,743

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2016, 2015 and 2014:

For the Year Ended December 31,	2016		2015		2014
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$141,353	5.3%	$160,939	6.4%	$160,308	6.5%
Casualty	466,089	17.6%	435,625	17.3%	535,518	21.8%
Accident and Health	80,004	3.0%	64,102	2.6%	38,870	1.6%
International	78,673	3.0%	74,115	2.9%	115,353	4.7%
Total Diversified Reinsurance	766,119	28.9%	734,781	29.2%	850,049	34.6%
AmTrust Reinsurance
Small Commercial Business	1,181,496	44.5%	1,057,968	42.1%	857,576	34.9%
Specialty Program	344,677	13.0%	332,416	13.2%	220,121	8.9%
Specialty Risk and Extended Warranty	362,255	13.6%	388,950	15.5%	532,788	21.7%
Total AmTrust Reinsurance	1,888,428	71.1%	1,779,334	70.8%	1,610,485	65.5%
Other	405	—%	1	—%	(2,398)	(0.1)%
	$2,654,952	100.0%	$2,514,116	100.0%	$2,458,136	100.0%

The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2016, 2015 and 2014:

For the Year Ended December 31,	2016		2015		2014
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$136,629	5.3%	$157,186	6.5%	$174,785	7.7%
Casualty	432,509	16.8%	449,000	18.5%	533,775	23.7%
Accident and Health	74,204	2.9%	55,672	2.3%	39,918	1.8%
International	80,782	3.2%	83,017	3.4%	105,548	4.7%
Total Diversified Reinsurance	724,124	28.2%	744,875	30.7%	854,026	37.9%
AmTrust Reinsurance
Small Commercial Business	1,131,582	44.1%	984,333	40.5%	752,188	33.4%
Specialty Program	337,396	13.1%	290,209	11.9%	175,286	7.8%
Specialty Risk and Extended Warranty	374,643	14.6%	409,649	16.9%	450,853	20.0%
Total AmTrust Reinsurance	1,843,621	71.8%	1,684,191	69.3%	1,378,327	61.2%
Other	405	—%	3	—%	19,390	0.9%
	$2,568,150	100.0%	$2,429,069	100.0%	$2,251,743	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments

a) Fixed Maturities and Other Investments

During 2016, we designated additional fixed maturities with a total fair value of $155,538 (2015 - $608,722) as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $15,770 (2015 - $244) at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities and other investments at December 31, 2016 and 2015, are as follows:

December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,186	$238	$(11)	$5,413
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038
U.S. agency bonds – other	18,082	20	—	18,102
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934
Asset-backed securities	217,232	3,713	(69)	220,876
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205
Municipal bonds	62,201	2,897	—	65,098
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666
HTM fixed maturities:
Corporate bonds	752,212	16,370	(2,447)	766,135
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Other investments	10,057	3,003	—	13,060
Total investments	$4,767,911	$70,132	$(87,182)	$4,750,861

December 31, 2015	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,714	$312	$(16)	$6,010
U.S. agency bonds – mortgage-backed	1,471,782	15,399	(10,190)	1,476,991
U.S. agency bonds – other	23,734	577	—	24,311
Non-U.S. government and supranational bonds	35,128	—	(4,584)	30,544
Asset-backed securities	165,719	1,174	(1,089)	165,804
Corporate bonds	1,798,610	38,070	(97,012)	1,739,668
Municipal bonds	62,177	2,583	—	64,760
Total AFS fixed maturities	3,562,864	58,115	(112,891)	3,508,088
HTM fixed maturities:
Corporate bonds	607,843	3,458	(12,326)	598,975
Total HTM fixed maturities	607,843	3,458	(12,326)	598,975
Other investments	10,816	1,091	(95)	11,812
Total investments	$4,181,523	$62,664	$(125,312)	$4,118,875

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS fixed maturities		HTM fixed maturities
December 31, 2016	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$69,278	$61,219	$—	$—
Due after one year through five years	578,034	560,141	260,557	263,990
Due after five years through ten years	1,378,403	1,371,356	486,568	497,101
Due after ten years	42,259	42,036	5,087	5,044
	2,067,974	2,034,752	752,212	766,135
U.S. agency bonds – mortgage-backed	1,720,436	1,716,038	—	—
Asset-backed securities	217,232	220,876	—	—
Total fixed maturities	$4,005,642	$3,971,666	$752,212	$766,135

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$589	$(11)	$—	$—	$589	$(11)
U.S. agency bonds – mortgage-backed	997,943	(14,440)	47,969	(2,825)	1,045,912	(17,265)
Non–U.S. government and supranational bonds	3,169	(160)	25,236	(5,137)	28,405	(5,297)
Asset-backed securities	30,589	(69)	—	—	30,589	(69)
Corporate bonds	642,599	(15,058)	357,954	(49,482)	1,000,553	(64,540)
Total temporarily impaired fixed maturities	$1,674,889	$(29,738)	$431,159	$(57,444)	$2,106,048	$(87,182)

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

At December 31, 2016, there were approximately 251 securities in an unrealized loss position with a fair value of $2,106,048 and unrealized losses of $87,182. Of these securities, there were 91 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $431,159 and unrealized losses of $57,444.

	Less than 12 Months		12 Months or More		Total
December 31, 2015	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$1,119	$(16)	$—	$—	$1,119	$(16)
U.S. agency bonds – mortgage-backed	443,331	(4,113)	170,053	(6,077)	613,384	(10,190)
Non-U.S. government and supranational bonds	6,958	(365)	22,586	(4,219)	29,544	(4,584)
Asset-backed securities	89,838	(1,089)	—	—	89,838	(1,089)
Corporate bonds	752,911	(41,352)	399,779	(67,986)	1,152,690	(109,338)
Total temporarily impaired fixed maturities	1,294,157	(46,935)	592,418	(78,282)	1,886,575	(125,217)
Other investments	4,905	(95)	—	—	4,905	(95)
Total temporarily impaired fixed maturities and other investments	$1,299,062	$(47,030)	$592,418	$(78,282)	$1,891,480	$(125,312)

At December 31, 2015, there were approximately 270 securities in an unrealized loss position with a fair value of $1,891,480 and unrealized losses of $125,312. Of these securities, there were 93 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $592,418 and unrealized losses of $78,282.

OTTI

The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At December 31, 2016, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit and interest rate spreads as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2016. The Company has therefore recognized no OTTI through earnings for the year ended December 31, 2016. The Company recognized $1,060 and $2,364 of OTTI for the years ended December 31, 2015 and 2014, respectively.

The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at December 31, 2016	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,186	$5,413	0.1%
U.S. agency bonds	1,738,518	1,734,140	36.6%
AAA	170,515	171,090	3.6%
AA+, AA, AA-	238,315	237,169	5.0%
A+, A, A-	1,386,023	1,374,860	29.0%
BBB+, BBB, BBB-	1,053,529	1,047,376	22.2%
BB+ or lower	165,768	167,753	3.5%
Total fixed maturities	$4,757,854	$4,737,801	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings(1) at December 31, 2015	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,714	$6,010	0.1%
U.S. agency bonds	1,495,516	1,501,302	36.6%
AAA	170,190	170,391	4.1%
AA+, AA, AA-	222,506	223,084	5.4%
A+, A, A-	1,075,550	1,066,794	26.0%
BBB+, BBB, BBB-	1,077,064	1,039,228	25.3%
BB+ or lower	124,167	100,254	2.5%
Total fixed maturities	$4,170,707	$4,107,063	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b) Other Investments

The table below shows our portfolio of other investments:

December 31,	2016		2015
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,474	41.9%	$5,907	50.0%
Investment in quoted equity	6,586	50.4%	4,905	41.5%
Other	1,000	7.7%	1,000	8.5%
Total other investments	$13,060	100.0%	$11,812	100.0%

The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $463 at December 31, 2016 (2015 - $622).

c) Net Investment Income

Net investment income was derived from the following sources:

For the Year Ended December 31,	2016	2015	2014
Fixed maturities	$147,011	$132,394	$118,203
Cash and cash equivalents	3,328	2,578	2,224
Loan to related party	2,360	1,865	1,797
Other	118	312	246
	152,817	137,149	122,470
Investment expenses	(6,925)	(6,057)	(5,255)
Net investment income	$145,892	$131,092	$117,215

d) Realized Gains (Losses) on Investment

Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$7,140	$(916)	$6,224
Other investments	550	—	550
Net realized gains on investment	$7,690	$(916)	$6,774

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

Proceeds from sales of fixed maturities classified as AFS were $129,306, $129,152 and $171,216 for the years ended December 31, 2016, 2015 and 2014, respectively.

Net unrealized (losses) gains were as follows:

December 31,	2016	2015	2014
Fixed maturities	$(23,635)	$(55,024)	$77,040
Other investments	3,003	996	1,709
Total net unrealized (losses) gains	(20,632)	(54,028)	78,749
Deferred income tax	(84)	(84)	(170)
Net unrealized (losses) gains, net of deferred income tax	$(20,716)	$(54,112)	$78,579
Change, net of deferred income tax	$33,396	$(132,691)	$43,851

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

The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

December 31,	2016	2015
Restricted cash – third party agreements	$56,891	$102,837
Restricted cash – related party agreements	46,777	139,944
Restricted cash – U.S. state regulatory authorities	120	78
Total restricted cash	103,788	242,859
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2016 – $1,307,926; 2015 – $1,081,202)	1,299,569	1,067,602
Restricted investments AFS– in trust for related party agreements at fair value (Amortized cost: 2016 – $2,242,565; 2015 – $1,781,178)	2,225,066	1,754,705
Restricted investments HTM– in trust for related party agreements at fair value (Amortized cost: 2016 – $752,212; 2015 – $607,843)	766,135	598,975
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2016 – $4,059; 2015 – $4,071)	4,238	4,303
Total restricted investments	4,295,008	3,425,585
Total restricted cash and investments	$4,398,796	$3,668,444

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

The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at December 31, 2016 and 2015.

U.S. government and U.S. agency — Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association and the Federal National Mortgage Association. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.

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

Reinsurance balances receivable — The carrying values reported in the consolidated balance sheets for these financial instruments approximate their fair value due to short term nature of the assets.

Loan to related party — The carrying value reported in the consolidated balance sheets for this financial instrument approximates its fair value.

Senior notes — The amount reported in the consolidated balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on indicative market pricing obtained from a third-party service provider and as such, are included in the Level 2 hierarchy.

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

At December 31, 2016 and 2015, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,413	$—	$—	$5,413
U.S. agency bonds – mortgage-backed	—	1,716,038	—	1,716,038
U.S. agency bonds – other	—	18,102	—	18,102
Non-U.S. government and supranational bonds	—	29,934	—	29,934
Asset-backed securities	—	220,876	—	220,876
Corporate bonds	—	1,916,205	—	1,916,205
Municipal bonds	—	65,098	—	65,098
Other investments	6,586	—	6,474	13,060
Total	$11,999	$3,966,253	$6,474	$3,984,726
As a percentage of total assets	0.2%	63.4%	0.1%	63.7%

December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$6,010	$—	$—	$6,010
U.S. agency bonds – mortgage-backed	—	1,476,991	—	1,476,991
U.S. agency bonds – other	—	24,311	—	24,311
Non-U.S. government and supranational bonds	—	30,544	—	30,544
Asset-backed securities	—	165,804	—	165,804
Corporate bonds	—	1,739,668	—	1,739,668
Municipal bonds	—	64,760	—	64,760
Other investments	4,905	—	6,907	11,812
Total	$10,915	$3,502,078	$6,907	$3,519,900
As a percentage of total assets	0.2%	61.4%	0.1%	61.7%

The Company utilized a Pricing Service to estimate fair value measurements for approximately 98.8% and 99.9% of its fixed maturities at December 31, 2016 and 2015, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

At December 31, 2016 and 2015, 1.2% and 0.1%, respectively, of the fixed maturities are valued using the market approach. At those dates, a total of three securities and two securities, respectively, or approximately $56,674 and $4,943, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2016, one of the three securities, which is an Agency MBS with a fair value of $51,510, is a new market issue that is subsequently priced by the Pricing Service in January 2017. At December 31, 2016 and 2015, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. For the unquoted other investments, the Company has $5,474 or 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in convertible preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.

There have not been any transfers between Level 1 and Level 2 and there has not been any transfers to or from Level 3 during the periods represented by these Consolidated Financial Statements.

c) Level 3 Financial Instruments

The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. The following table presents changes in Level 3 of our financial instruments measured at fair value on a recurring basis for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
Other investments:	2016	2015
Balance at beginning of period	$6,907	$6,581
Total realized gains – included in net realized gains on investment	448	192
Total realized losses – included in net realized gains on investment	—	—
Change in total unrealized gains – included in other comprehensive income (loss)	78	373
Change in total unrealized losses – included in other comprehensive income (loss)	—	—
Purchases	172	217
Sales and redemptions	(1,131)	(456)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,474	$6,907
Level 3 gains included in net income attributable to the change in unrealized gains relating to assets held at the reporting date	$—	$—

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)

(d) Financial Instruments not measured at Fair Value

The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$752,212	$766,135	$607,843	$598,975
Total financial assets	$752,212	$766,135	$607,843	$598,975

Financial Liabilities
MHLA – 6.625%	$110,000	$111,452	$—	$—
MHNC – 7.75%	152,500	164,700	152,500	165,456
MHNB – 8.00%	100,000	101,600	100,000	105,328
MHNA – 8.25%	—	—	107,500	110,424
Total financial liabilities	$362,500	$377,752	$360,000	$381,208

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

On November 4, 2015, Maiden US finalized the sale of its wholly owned subsidiary, Maiden Specialty Insurance Company, to Clear Blue Financial Holdings, LLC ("Clear Blue"). The goodwill and intangible assets disposed of by way of this sale agreement were $1,120 and $3,200, respectively. During 2015, the Company acquired a majority interest in Regulatory Capital Limited, trading as Insurance Regulatory Capital ("IRC"), a licensed asset manager in Ireland. IRC offers solutions designed to meet the capital and risk management needs of mid-sized insurance companies. The Company recognized goodwill of $1,800 as a result of the acquisition.

The goodwill and intangible assets are assigned to our Diversified Reinsurance segment and are subject to annual impairment testing. During 2016, the Company has written off the goodwill relating to the acquisition of a majority interest in IRC which was deemed to be permanently impaired. The Company recognized an impairment loss of $1,800 as a result, which is presented in the consolidated statement of income as part of foreign exchange and other gains, net. No impairment was recorded during the years ended December 31, 2015 and 2014.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)

The following tables show the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
December 31, 2014	$58,312	$29,024	$87,336
Acquired during the year	1,800	—	1,800
Disposed during the year	(1,120)	(3,200)	(4,320)
Cumulative translation adjustment	(56)	—	(56)
Amortization	—	(2,840)	(2,840)
December 31, 2015	$58,936	$22,984	$81,920
Cumulative translation adjustment	56	—	56
Amortization	—	(2,461)	(2,461)
Impairment losses	(1,800)	—	(1,800)
December 31, 2016	$57,192	$20,523	$77,715

December 31, 2016	Gross	Accumulated Amortization	Accumulated Impairment	Net	Useful Life
Goodwill	$58,992	$—	$(1,800)	$57,192	Indefinite
State licenses	4,527	—	—	4,527	Indefinite
Customer relationships	51,400	(35,404)	—	15,996	15 years double declining
Net balance	$114,919	$(35,404)	$(1,800)	$77,715

December 31, 2015	Gross	Accumulated Amortization	Net	Useful Life
Goodwill	$58,936	$—	$58,936	Indefinite
State licenses	4,527	—	4,527	Indefinite
Customer relationships	51,400	(32,943)	18,457	15 years double declining
Net balance	$114,863	$(32,943)	$81,920

The estimated amortization of intangible assets for the next five years is as follows:

2017	$2,133
2018	1,848
2019	1,602
2020	1,388
2021	1,203

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt

Senior Notes

Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), have completed public debt offerings on four separate occasions, with the issuance of Senior Notes in 2011, 2012, 2013 and 2016, respectively (the "Senior Notes"). Each of these issuances made by Maiden NA, namely the 2011, 2012 and 2013 Senior Notes, is fully and unconditionally guaranteed by the Company. The Senior Notes are unsecured and unsubordinated obligation of the Company.

On June 14, 2016, Maiden Holdings issued $110,000 6.625% 2016 Senior Notes for cash.

On June 15, 2016, we fully redeemed all of the 2011 Senior Notes using the proceeds from the 2016 Senior Notes issuance. The 2011 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $107,500 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining debt issuance cost of $2,345.

The following table details the Company's Senior Notes issuances as of December 31, 2016 and 2015:

December 31, 2016	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	2011 Senior Notes	Total
Principal amount	$110,000	$152,500	$100,000	$—	$362,500
Less: unamortized issuance costs	3,694	4,532	2,865	—	11,091
Carrying value	$106,306	$147,968	$97,135	$—	$351,409

December 31, 2015	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	2011 Senior Notes	Total
Principal amount	$—	$152,500	$100,000	107,500	$360,000
Less: unamortized issuance costs	—	4,701	2,979	2,387	10,067
Carrying value	$—	$147,799	$97,021	$105,113	$349,933

Other details:
Original debt issuance costs	$3,715	$5,054	$3,406	$2,811
Maturity date	June 14, 2046	Dec 1, 2043	Mar 27, 2042	June 15, 2041
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018	Mar 27, 2017	June 15, 2016
Coupon rate	6.625%	7.75%	8.00%	8.25%
Effective interest rate	7.07%	8.04%	8.31%	8.47%

The interest expense incurred on the Senior Notes for the year ended December 31, 2016 was $27,827 (2015 - $28,687, 2014 - $28,687), of which $1,453 and $1,523 was accrued at December 31, 2016 and 2015, respectively. The debt issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the notes. The amount of amortization expense was $346 for the year ended December 31, 2016 (2015 - $376, 2014 - $375).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Reinsurance

We use retrocessional agreements ("ceded reinsurance") to mitigate volatility, to reduce our exposure on certain specialty reinsurance risks and to provide capital support. These agreements provide for recovery from reinsurers of a portion of loss and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any of our reinsurers fails to meet their obligations. Loss and LAE incurred and premiums earned are reported after deduction for reinsurance. In the event that one or more of our reinsurers are unable to meet their obligations under these reinsurance agreements, the Company would not realize the full value of the reinsurance recoverable balances.

Effective January 1, 2015, Maiden Bermuda entered into a retrocessional quota share agreement with a highly rated global insurer to cede certain lines of business from both of our reportable segments.

The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2016, 2015 and 2014 was as follows:

For the Year Ended December 31,	2016	2015	2014
Premiums written
Direct	$8,045	$9,160	$48,565
Assumed	2,823,303	2,653,666	2,458,787
Ceded	(176,396)	(148,710)	(49,216)
Net	$2,654,952	$2,514,116	$2,458,136
Premiums earned
Direct	$9,766	$26,358	$70,807
Assumed	2,698,879	2,481,515	2,253,750
Ceded	(140,495)	(78,804)	(72,814)
Net	$2,568,150	$2,429,069	$2,251,743
Loss and LAE
Gross loss and LAE	$1,918,797	$1,687,564	$1,592,795
Loss and LAE ceded	(98,891)	(53,994)	(94,524)
Net	$1,819,906	$1,633,570	$1,498,271

The reinsurers with the three largest balances accounted for 54.8%, 31.6% and 2.9%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2016 (2015 – 40.9%, 35.5% and 4.8%, respectively). At December 31, 2016, 97.2% (2015 - 99.1%) of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A or better, and 2.8% (2015 - 0.9%) of the reinsurance recoverable on unpaid losses was due from reinsurers with ratings of B++ or lower. At December 31, 2016 and 2015, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

At December 31, 2016, 98.6% (December 31, 2015 - 69.4%) of reinsurance recoverable on unpaid losses, due from reinsurers with ratings of B++ or lower, were collateralized.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses

Our reserve for loss and LAE comprises:

December 31,	2016	2015
Reserve for reported loss and LAE	$1,617,956	$1,411,712
Reserve for losses incurred but not reported ("IBNR")	1,278,540	1,098,389
Reserve for loss and LAE	$2,896,496	$2,510,101

The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2016	2015	2014
Gross loss and LAE reserves, January 1	$2,510,101	$2,271,292	$1,957,835
Less: reinsurance recoverable on unpaid losses, January 1	71,248	75,873	84,036
Net loss and LAE reserves, January 1	2,438,853	2,195,419	1,873,799
Net incurred losses related to:
Current year	1,600,454	1,558,704	1,479,425
Prior years	219,452	74,866	18,846
	1,819,906	1,633,570	1,498,271
Net paid losses related to:
Current year	(430,707)	(457,517)	(430,394)
Prior years	(1,006,884)	(892,840)	(705,397)
	(1,437,591)	(1,350,357)	(1,135,791)
Effect of foreign exchange movements	(24,608)	(39,779)	(40,860)
Net loss and LAE reserves, December 31	2,796,560	2,438,853	2,195,419
Reinsurance recoverable on unpaid losses, December 31	99,936	71,248	75,873
Gross loss and LAE reserves, December 31	$2,896,496	$2,510,101	$2,271,292

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

The anticipated effect of inflation is implicitly considered when estimating liabilities for loss and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in average severity of claims are caused by a number of factors that vary with the individual type of policy written. Ultimate losses are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary. Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments.

During 2016, the Company increased loss reserves for 2015 and prior years by $219,452 or 9.0% of prior year net loss and LAE reserves compared to $74,866 or 3.3% in 2015 and of $18,846 or 1.0% in 2014, respectively. The increase in prior year incurred losses was primarily due to the reserve charge implemented in the fourth quarter as well as new premium ceded during 2016 on prior underwriting year contracts. Due to loss sensitive features of certain contracts, favorable (or unfavorable) loss reserve development does not necessarily result in a commensurate amount of additional (or reduced) underwriting income as ceding commission may be adjusted proportionally to the amount of loss development, pursuant to the terms of the individual contracts. The Company recognized approximately $165,343 of adverse development, net of commission changes on adjustable contracts for the full year. This was largely due to significant fourth quarter adverse development in commercial auto liability in both the Diversified Reinsurance and AmTrust Reinsurance segments.

For the Diversified Reinsurance segment, adverse development was $96,788 (2015 - adverse development $49,856, 2014 - favorable development $14,959) for the full year, including the fourth quarter of 2016 reserve charge as well as adverse development experienced in prior quarters of 2016. For the AmTrust Reinsurance segment, adverse development was $54,000, (2015 - adverse development $9,100, 2014 - adverse development $13,900) largely related to program commercial auto as well as program general liability.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

a)	Claims Development

The adoption of ASU 2015-09 Disclosures about Short-Duration Contracts did not change any of the methodologies or assumptions used in compiling data used in the Company's Consolidated Financial Statements or in estimating incurred losses.

Incurred loss and LAE reflects estimates of ultimate losses based on information received from cedants or obtained through reviews of industry trends, regarding claims incurred prior to the end of each financial year. A (redundancy) or deficiency arises when the re-estimation of reserves is (lower) or greater than its estimation at the preceding year-end. The cumulative (redundancies) or deficiencies reflect cumulative differences between the initial reported net reserves and the currently re-estimated net reserves. Annual changes in the estimates are reflected in the consolidated statement of income for each year as the liabilities are re-estimated.

IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants. IBNR estimates will be negative where our history indicates favorable future emergence is the best estimate. For all lines, the Company’s objective is to estimate ultimate loss and LAE. As a result, the reserve for loss and LAE include significant estimates for IBNR reserves. Please refer to "Note 2. Significant Accounting Policies" for the accounting policy and methodology for determining loss reserves. As a reinsurer of primarily quota share contracts, claim counts are frequently unavailable and as a result they are not a methodology applied in our loss reserving process and therefore claim counts have not been provided in the table below as it is impractical to do so.

The following is a summary of the Company's incurred losses and paid losses development by accident year, net of reinsurance, from the last six calendar years including the total reserve for losses IBNR plus development on reported loss and LAE for both our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2016. Information prior to 2016 is included as unaudited supplementary information. As a reinsurer we are reliant on our cedants to provide us with this detailed information. Six years of information has been presented only as it was impractical to obtain the sufficiently detailed additional information on those earlier years. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2016 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. Information regarding our Other category has not been presented in the development tables below but is included in the reconciliation, as these losses include amounts from our former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business, which are in run-off.

There are a number of factors to consider when considering the information in these tables:

•
For both segments, the premium and exposure for prior years is often reported to us in subsequent periods, as reporting lags exist from an insurer to a reinsurer. This leads to increases in the provision for loss and LAE in prior years, but does not reduce expected income (and in many cases can result in additional income);

•	In the Diversified Reinsurance segment, our U.S. operations have adjustable commission features on a significant portion of its business which is not reflected in this loss disclosure;

•
In the AmTrust Reinsurance segment, the European Hospital Liability Quota Share exposure results in many instances where claims are eventually closed with no liability. As a claims made exposure, there is also minimal to no "tail" that would result in IBNR. The net result is a significant amount of negative IBNR accounting for claims with case reserves established that are expected to be closed with no payment; and

•
In the AmTrust Reinsurance segment, these numbers are affected by the commutation with AmTrust at year end 2015 which resulted in a $107,000 payment and the reduction of loss and unearned premium reserves.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

The following table represents information on the Company's incurred losses and LAE and cumulative paid losses and LAE, both net of reinsurance, since 2011 for our Diversified Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC RE business as at October 31, 2008 of $755,554 and reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services business as at November 30, 2010 of $98,827. For the purposes of the disclosure, the reserves from each of the loss portfolio transfers were allocated to the original accident year. Prior period information is unaudited and is presented as required supplementary information.

Diversified Reinsurance	Incurred losses and LAE, net of reinsurance						At December 31, 2016
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007 and prior	$570,859	$563,762	$552,718	$546,160	$552,342	$556,561	$7,626
2008	207,118	188,325	180,972	179,100	180,624	180,957	17,681
2009	376,766	370,940	362,134	366,680	367,492	367,738	15,767
2010	519,644	517,885	559,628	591,836	583,788	590,871	13,207
2011	475,042	500,027	480,265	497,245	499,809	503,011	16,595
2012		549,587	527,380	547,331	551,957	561,003	21,098
2013			531,167	454,637	516,728	537,057	38,675
2014				583,353	565,198	596,039	79,168
2015					493,518	513,791	112,954
2016						481,086	217,631
Total						$4,888,114	$540,402

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007 and prior	349,690	394,639	432,821	452,716	470,930	476,064
2008	111,589	126,265	135,439	140,884	147,568	157,420
2009	225,940	252,388	264,246	274,120	283,705	292,088
2010	336,181	422,063	479,840	511,819	536,759	551,702
2011	168,075	326,995	387,380	427,817	445,476	459,451
2012		201,871	351,247	420,709	453,673	483,631
2013			192,601	334,452	408,651	453,911
2014				197,964	377,434	457,165
2015					180,698	331,595
2016						175,451
Total						3,838,478
Total net reserves						$1,049,636

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

The following table represents information on the Company's incurred losses and LAE and cumulative paid losses and LAE, both net of reinsurance, since 2011 for our AmTrust Reinsurance segment. Prior period information is unaudited and is presented as required supplementary information.

AmTrust Reinsurance		Incurred losses and LAE, net of reinsurance					At December 31, 2016
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007	$67,836	$67,204	$67,048	$70,531	$71,857	$72,947	$18
2008	225,656	224,460	224,667	238,357	242,624	246,009	1,445
2009	226,650	238,131	248,792	249,583	252,686	257,829	1,981
2010	279,228	285,118	295,502	302,721	309,161	329,971	3,176
2011	342,577	352,187	367,915	390,325	401,861	406,203	(3,564)
2012		473,294	450,770	480,984	482,833	497,132	(30,776)
2013			648,071	576,404	576,524	611,617	(10,187)
2014				854,667	838,549	844,465	53,727
2015					1,033,505	1,031,258	141,662
2016						1,117,722	518,454
Total						$5,415,153	$675,936

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2007	$64,128	$65,545	$67,639	$70,246	$70,109	$71,414
2008	194,344	210,319	219,088	231,095	231,399	234,499
2009	192,446	220,376	232,478	232,364	236,632	242,516
2010	194,566	227,598	252,841	288,261	296,332	312,743
2011	161,926	235,792	278,150	328,710	363,457	373,974
2012		150,495	235,473	354,717	409,910	453,428
2013			213,499	323,134	432,396	504,964
2014				213,565	479,119	610,327
2015					284,147	630,914
2016						255,579
Total						3,690,358
Total net reserves						$1,724,795

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

The following table represents a reconciliation of the net incurred and paid claims development tables to the reserve for loss and LAE in the Consolidated Balance Sheet:

	As at December 31, 2016
	Total Net Reserves	Reinsurance Recoverables on unpaid claims	Total Gross Reserves

Diversified Reinsurance	$1,049,636	$54,299	$1,103,935
AmTrust Reinsurance	1,724,795	32,933	1,757,728
Other	22,129	12,704	34,833
Total claims reserves	$2,796,560	$99,936	$2,896,496

b)	Claims duration disclosure

The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments as of December 31, 2016:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Diversified Reinsurance	35.9%	30.9%	9.7%	5.6%	2.5%	2.8%
AmTrust Reinsurance	28.4%	28.0%	14.7%	10.3%	7.7%	1.4%

The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions

The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing as of December 31, 2016, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 7.9% of the outstanding shares of the Company, Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.5% of the outstanding shares of the Company and George Karfunkel owns or controls 2.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 49.3% of the outstanding shares of AmTrust. AmTrust owns 11.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 43.0% of the outstanding common shares of NGHC. Barry Zyskind is the non-executive chairman of NGHC.

AmTrust

The following describes transactions between the Company and AmTrust:

AmTrust Quota Share Reinsurance Agreement

Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into a quota share reinsurance agreement (the "Reinsurance Agreement") by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums.

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

In 2015, Maiden Bermuda and AII entered into an agreement to commute certain liabilities as of December 31, 2015. The commuted reserve value of $107,000, represents full and final settlement of all liabilities related to this business and as a result of this agreement, this business is no longer being ceded to Maiden Bermuda.

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

AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")

Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5%. The agreement has been renewed through March 31, 2018 and can be terminated at any April 1 by either party on four months notice.

Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017.

For the year ended December 31, 2016, the Company recorded approximately $590,737 (2015 - $518,196, 2014 - $401,679) of commission expense as a result of both of these quota share arrangements with AmTrust.

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

The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $19 of ceded premiums and $1 ceding commission income for the year ended December 31, 2016 (2015 - $68 and $3, respectively, 2014 - $171 and $8, respectively).

Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, we recorded approximately $1,139 of net premiums earned and $295 of commission expense for the year ended December 31, 2016 ($673 and $1,241 net premiums earned and $166 and $262 commission expense for the years ended December 31, 2015 and 2014, respectively).

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

Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•by lending funds in the amount of $167,975 at December 31, 2016 and 2015 pursuant to a loan agreement entered into between those parties. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and

•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at December 31, 2016 was approximately $2,766,032 (2015 - $2,256,383) and the accrued interest was $20,420 (2015 - $15,448). Please refer to "Note 4. (e) Investments" for additional information.

b) European Hospital Liability Quota Share

AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.

Brokerage Agreement

Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $24,146, $21,475 and $17,229 of reinsurance brokerage expense for the years ended December 31, 2016, 2015 and 2014, respectively, and deferred reinsurance brokerage of $14,395 and $13,464 at December 31, 2016 and 2015, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)

Asset Management Agreement

Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $6,925, $6,057 and $5,214 of investment management fees for the years ended December 31, 2016, 2015 and 2014, respectively, as a result of this agreement.

Other

The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2016, the Company recorded an expense of $61 (2015- $89, 2014 - $88) for the use of the aircraft.

NGHC

The following describes transactions between the Company and NGHC and its subsidiaries:

NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")

Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses.

On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis, which means that Maiden Bermuda continued to earn premiums and remain liable for losses occurring subsequent to August 1, 2013 for any policies in force prior to and as of August 1, 2013 until those policies expire. Consequently, Maiden Bermuda recorded no ceding commission expense for the year ended December 31, 2016 (2015 - $nil, 2014 - $6,509) as a result of this transaction.

Other

Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016. Maiden US was liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (each covered person per agreement year). Maiden US' liability did not exceed $8,825 per covered person per agreement year. In addition, Maiden US continued to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminated on March 31, 2016 and Maiden US was relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under these agreements, Maiden US recorded approximately $157 of premiums earned for the year ended December 31, 2016 (2015 - $443, 2014 - $190).

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

The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded approximately $442 of premiums earned for the year ended December 31, 2016 (2015 - $25).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments, Contingencies and Concentrations

a) Concentrations of Credit Risk

At December 31, 2016 and 2015, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party and reinsurance balances receivable.

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

b) Concentrations of Revenue

During 2016, our gross premiums written from AmTrust accounted for $2,006,646 or 70.9% of our total gross premiums written (2015 – $1,885,974 or 70.8% and 2014 – $1,610,485 or 64.2%).

c) Brokers

We market our Diversified Reinsurance segment through a combination of third-party intermediaries and directly through our own marketing efforts. For the year ended December 31, 2016, 53.9% (2015 - 54.6%, 2014 - 57.1%) of our Diversified Reinsurance segment's gross premiums written was sourced through brokers. Our top three brokers represented approximately 34.6% of gross premiums written by our Diversified Reinsurance segment for the year ended December 31, 2016 (2015 - 36.9%, 2014 - 31.6%) and is comprised of Aon Benfield Inc. - 13.8% (2015 - 17.3%, 2014 - 15.8%), Marsh & McLennan Companies (including Guy Carpenter) - 11.9% (2015 - 12.2%, 2014 - 12.0%), and Beach & Associates - 8.9% (U.S. RE Corporation - 2015 - 7.4%, Tiger Risk Partners - 2014 - 3.8%).

d) Letters of Credit

At December 31, 2016 and 2015, we had letters of credit outstanding of $76,656 and $76,964, respectively. The letters of credit are for collateral purposes and are secured by cash and fixed maturities with a fair value of $108,786 (2015 - $108,666).

e) Employment agreements

The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.

f) Operating Lease Commitments

The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2021. The Company's office space lease in Hamilton, Bermuda expires on November 30, 2017, and we have an option to renew for another five years. The Company's total rent expense for the years ended December 31, 2016, 2015 and 2014 was $1,616, $1,984 and $2,220, respectively. Future minimum lease payments at December 31, 2016 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2016
2017	$1,366
2018	597
2019	495
2020	337
2021	—
$2,795

g) Unfunded Commitments

The Company has an unfunded commitment on its investment in limited partnerships of approximately $463 at December 31, 2016 (2015 - $622).

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

In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistle blowing in violation of the whistle blower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.

On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014. Eleven hearing days have taken place, and we expect the hearings to conclude in late 2017 or early 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and, that the claim is without merit. The Company will continue to vigorously defend itself against this claim.

k) Dividends declared

On November 1, 2016, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	January 17, 2017	January 3, 2017

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2016	2015	2014
Numerator:
Net income attributable to Maiden	$48,980	$124,476	$101,391
Dividends on preference shares – Series A	(12,375)	(12,375)	(12,375)
Dividends on convertible preference shares – Series B	(8,971)	(11,962)	(11,962)
Dividends on preferences shares – Series C	(12,410)	—	—
Amount allocated to participating common shareholders(1)	(7)	(52)	(94)
Numerator for basic EPS - net income allocated to Maiden common shareholders	15,217	100,087	76,960
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	11,962	—
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$15,217	$112,049	$76,960
Denominator:
Weighted average number of common shares – basic	77,534,860	73,478,544	72,843,782
Potentially dilutive securities:
Share options and restricted share units	1,152,083	1,319,074	1,273,786
Convertible preference shares(2)	—	10,840,617	—
Adjusted weighted average number of common shares and assumed conversions – diluted	78,686,943	85,638,235	74,117,568
Basic earnings per share attributable to Maiden common shareholders:	$0.20	$1.36	$1.06
Diluted earnings per share attributable to Maiden common shareholders:	$0.19	$1.31	$1.04

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

(2)
The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the years ended December 31, 2014 and 2016 (for the period that the convertible shares were outstanding) as they were anti-dilutive. On September 15, 2016, the Company's $165,000 mandatory convertible preference shares - Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share. Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements, for the terms and conditions of each of these anti-dilutive instruments.

At December 31, 2016, 24,000 share options (2015 – nil; 2014 – 17,293) were excluded from diluted earnings per common share because they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity

At December 31, 2016, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,321,012 common shares, of which 86,271,109 common shares are outstanding, and issued 12,600,000 preference shares. The remaining 50,078,988 are undesignated at December 31, 2016.

a) Common Shares

The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2016	2015	2014
Outstanding shares – January 1	73,721,140	72,932,702	72,633,561
Mandatory conversion of preference shares – Series B	12,069,090	—	—
Issuance of vested restricted shares and restricted share units	251,027	378,120	184,396
Shares repurchased(1)	(35,258)	(46,458)	(5,851)
Exercise of options	265,110	456,776	120,596
Outstanding shares – December 31	86,271,109	73,721,140	72,932,702

(1)	Shares repurchased were withholdings from employees in respect of tax obligations arising from the vesting of restricted shares and performance based shares. See further details below in item (e).

The Company's common shares have a par value of $0.01 per share. The holders of our common shares are entitled to receive dividends and are allocated one vote per common share, subject to downward adjustment under certain circumstances.

On July 24, 2014, the Board of Directors has approved the repurchase of up to $75,000 of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.

b) Preference Shares – Series C

On November 25, 2015, the Company issued a total of 6,600,000 7.125% Preference Shares – Series C (the "Preference Shares - Series C"), par value $0.01 per share, at a price of $25 per preference share. The Company received net proceeds of $159,485 from the offering, after deducting issuance costs of $5,515, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series C have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after December 15, 2020 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The authorized number of the Preference Shares – Series C is 6,600,000.

Dividends on the Preference Shares – Series C are non-cumulative. Consequently, in the event a dividend is not declared on the Preference Shares – Series C for any dividend period, holders of Preference Shares – Series C will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares – Series C will be entitled to receive dividend payments only when, as and if declared by the Company's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears.

To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 7.125% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares – Series C remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Preference Shares – Series C have been declared and paid, no dividend shall be paid or declared on the common shares.

The holders of the Preference Shares – Series C have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2016, the Company declared and paid dividends on the Preference Shares – Series C of $12,410 (2015 - $nil).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

c) Mandatory Convertible Preference Shares – Series B

In October 2013, the Company issued a total of 3,300,000 7.25% Mandatory Convertible Preference Shares – Series B (the "Preference Shares – Series B"), par value $0.01, at a price of $50 per preference share. The Company received net proceeds of $159,675 from the offering after deducting issuance costs of $5,325, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series B were not redeemable. The authorized number of the Preference Shares – Series B was 3,300,000.
The Company paid cumulative dividends on each of the Preference Shares – Series B at a rate of 7.25% per annum on the initial liquidation preference of $50 per share (equivalent to $3.625 per annum per Preference Share – Series B or $0.90625 per quarter except on the initial payment date which was $0.745139). Dividends accrued and accumulated from the date of issuance and, to the extent that the Company had lawfully available funds to pay dividends and the board of directors declared a dividend payable, it paid dividends quarterly each year commencing on December 15, 2013, up to, and including, September 15, 2016 in cash.
On September 15, 2016, each of the outstanding Preference Share – Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of 3.6573 per preference share based on the volume weighted average price per share of the Company’s common shares over the forty consecutive trading day period beginning on, and including, the forty-second scheduled trading day immediately preceding September 15, 2016 (the "final averaging period"). The mandatory conversion date is the third business day immediately following the last trading day of the final averaging period. For the years ended December 31, 2016, 2015 and 2014 the Company declared and paid dividends on the Preference Shares – Series B of $8,971, $11,962 and $11,962, respectively.

d) Preference Shares - Series A

On August 22, 2012, the Company issued 6,000,000 8.25% Preference Shares – Series A (the "Preference Shares – Series A"), par value $0.01 per share, at a price of $25 per preference share. The Company received net proceeds of $145,041 from its offering, after deducting issuance costs of $4,959, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series A have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. The authorized number of the Preference Shares – Series A is 6,000,000.

Dividends on the Preference Shares – Series A are non-cumulative. Consequently, in the event a dividend is not declared on the Preference Shares – Series A for any dividend period, holders of Preference Shares – Series A will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares – Series A will be entitled to receive dividend payments only when, as and if declared by the Company's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears.

To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 8.25% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares – Series A remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Preference Shares – Series A have been declared and paid, no dividend shall be paid or declared on the common shares.

The holders of the Preference Shares – Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For each of the years ended December 31, 2016, 2015 and 2014, the Company declared and paid dividends on the Preference Shares - Series A of $12,375.

e) Treasury Shares

On February 19, 2014, the Company repurchased 5,851 shares from employees, at a price per share of $11.18, which represents withholdings from employees in respect of tax obligations on the vesting of restricted shares.

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

On January 1, 2016, February 15, 2016, February 17, 2016 and March 10, 2016, the Company repurchased 3,351 shares at a price per share of $14.91, 10,255 shares at a price per share of $13.16, 1,183 shares at a price per share of $13.36 and 20,469 shares at a price of $13.16, respectively, from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)

f) Accumulated Other Comprehensive Income

The following table presents details about amounts reclassified from AOCI:

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
Unrealized (losses) gains on AFS securities		2016	2015	2014
	Net realized (losses) gains on investment	$(576)	$263	$(3,160)
	Net impairment losses recognized in earnings	—	—	(102)
	Total before tax	(576)	263	(3,262)
	Income tax expense	—	—	(16)
	Total after tax	$(576)	$263	$(3,278)

The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2016, 2015 and 2014:

For the Year Ended December 31, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income before reclassifications	32,820	5,373	38,193
Amounts reclassified from AOCI to net income, net of tax	576	—	576
Net current period other comprehensive income	33,396	5,373	38,769
Ending balance	(20,716)	35,604	14,888
Less: AOCI attributable to noncontrolling interest	—	(109)	(109)
Ending balance, Maiden shareholders	$(20,716)	$35,713	$14,997

For the Year Ended December 31, 2015	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive income before reclassifications	(132,428)	13,566	(118,862)
Amounts reclassified from AOCI to net income, net of tax	(263)	—	(263)
Net current period other comprehensive (loss) income	(132,691)	13,566	(119,125)
Ending balance	(54,112)	30,231	(23,881)
Less: AOCI attributable to noncontrolling interest	—	(114)	(114)
Ending balance, Maiden shareholders	$(54,112)	$30,345	$(23,767)

For the Year Ended December 31, 2014	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$34,728	$(8,927)	$25,801
Other comprehensive loss before reclassifications	40,573	25,592	66,165
Amounts reclassified from AOCI to net income, net of tax	3,278	—	3,278
Net current period other comprehensive income	43,851	25,592	69,443
Ending balance	78,579	16,665	95,244
Less: AOCI attributable to noncontrolling interest	—	(49)	(49)
Ending balance, Maiden shareholders	$78,579	$16,714	$95,293

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

The key assumptions used in determining the fair value of options granted in 2016, 2015 and 2014 and a summary of the methodology applied to develop each assumption were as follows:

	2016	2015	2014
Assumptions:
Volatility	28.70%	37.60%	51.40%
Risk-free interest rate	1.67%	1.55%	1.77%
Weighted average expected lives in years	5.5 years	5.5 years	6.1 years
Forfeiture rate	1.66%	2.16%	3.45%
Dividend yield rate	3.55%	4.05%	3.46%

Expected Price Volatility — This is a measure of the amount by which a price has fluctuated or is expected to fluctuate. Maiden began trading on May 6, 2008, thus, has a maximum of 8.6 years trading history for estimating historical volatility. Maiden's expected volatility for 2016 of 28.7% was based on the average of the implied volatility and its historical volatility, commensurate with the expected life of the options.

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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The following table shows all options granted, exercised, expired and exchanged under the Plan for the years ended December 31, 2016, 2015 and 2014:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2013	2,439,413	$6.76		5.75 years	$10,174	$3.28 - $11.22
Granted	45,000	$12.01	$4.28			$11.38 - $12.42
Exercised	(120,596)	$4.91			$930
Forfeited	(842)	$7.74
Outstanding, December 31, 2014	2,362,975	$6.95		4.86 years	$13,791	$3.28 - $12.42
Granted	24,000	$13.98	$3.31			$13.98
Exercised	(456,776)	$7.27			$3,521
Expired	(3,442)	$8.61
Forfeited	(558)	$9.00
Outstanding, December 31, 2015	1,926,199	$6.96		4.15 years	$15,306	$3.28 - $13.98
Granted	24,000	$13.12	$2.45			$13.12
Exercised	(265,110)	$7.28			$1,453
Expired	(1,000)	$7.67
Outstanding, December 31, 2016	1,684,089	$7.00		3.36 years	$17,598	$3.28 - $13.98
Total exercisable at December 31, 2016	1,650,027	$6.88		3.22 years	$17,433	$3.28 - $13.98

The weighted average grant date fair value was $2.10, $2.13 and $2.11 for all options outstanding at December 31, 2016, 2015 and 2014, respectively. There was $60 (2015 - $125) of total unrecognized compensation cost related to non-vested options at December 31, 2016 which will be recognized during the next 0.60 years. Cash in the amount of $1,931 was received from employees as a result of employee share option exercises during the year ended December 31, 2016 (2015 – $3,318, 2014 – $592). The Company issues new common shares upon the exercise of an option. In connection with these exercises, there was no tax benefit realized by the Company.

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

Effective February 18, 2014, February 17, 2015 and February 15, 2016, the Committee approved the award of PB-RSUs to certain senior leaders of the Company for the fiscal years 2014-2016, 2015-2017 and 2016-2018, respectively.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

CEO Non-Performance-Based Restricted Share Units

On February 19, 2013, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on February 19, 2014, a further one-third automatically vested on February 19, 2015, and the final one-third automatically vested on February 19, 2016. The total fair value of the share units vested for the year ended December 31, 2016 was $500 (2015 - $500, 2014 - $500).

On February 18, 2014, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on December 31, 2014, December 31, 2015 and December 31, 2016, respectively. The total fair value of the share units vested for the year ended December 31, 2016 was $268 (2015 - $266, 2014 - $266).

On February 17, 2015, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vested on February 17, 2016, one third will automatically vest on February 17, 2017 and the final one-third will automatically vest on February 17, 2018. The total fair value of the share units vested for the year ended December 31, 2016 was $300.

On February 16, 2016, the Committee approved an award of NPB-RSUs to the Company's CEO with one-third automatically vest on February 16, 2017, a further one third automatically vest on February 16, 2018 and the final one-third will automatically vest on February 16, 2019.

Non-CEO Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")

On February 19, 2013, pursuant to the Plan, the Committee approved an award of NPB-RSs to certain senior leaders of the Company. 50% of which vested on the first anniversary of the grant date, with an additional 50% due to vest on the second anniversary of the grant date. The total fair value of restricted shares which vested during the years ended December 31, 2015 and 2014 was $479 and $479, respectively.

On February 18, 2014, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company, 50% of which will vest on January 1, 2015, with an additional 50% due to vest on January 1, 2016. The total fair value of restricted shares which vested during the year ended December 31, 2016 was $219 (2015 - $219).

On February 17, 2015 and March 18, 2015, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company, with some vesting over 2 years and some vesting over 3 years from the date of grant. The total fair value of restricted shares which vested during the year ended December 31, 2016 was $209.

On February 15, 2016 and February 23, 2016, pursuant to the Plan, the Committee approved an award of NPB-RSs to non-CEO named executive officers and senior leaders of the Company, which will vest over 2 years.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The following schedule shows the summary of activity under the Company's restricted awards:

	CEO Non-Performance-Based Restricted Share Units		Non-CEO Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units(1)
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2013	149,701	$10.02	95,590	$10.02	753,862	$9.21
Awards granted	70,298	$11.38	38,522	$11.38	396,672	$11.38
Awards vested	(73,333)	$10.45	(47,795)	$10.02	(100,308)	$8.56
Awards forfeited	—	$—	—	$—	(242,456)	$8.56
Non-vested at December 31, 2014	146,666	$10.45	86,317	$10.63	807,770	$10.51
Awards granted	64,795	$13.89	38,180	$13.94	291,730	$13.89
Awards vested	(73,333)	$10.45	(67,061)	$10.41	(188,681)	$9.54
Awards forfeited	—	$—	(4,284)	$11.38	(165,337)	$10.61
Non-vested at December 31, 2015	138,128	$12.07	53,152	$13.22	745,482	$12.05
Awards granted	75,988	$13.16	23,000	$12.90	355,544	$13.11
Awards vested	(94,931)	$11.24	(29,949)	$12.67	(85,847)	$12.29
Awards forfeited	—	$—	—	$—	(169,458)	$10.02
Non-vested at December 31, 2016	119,185	$13.42	46,203	$13.42	845,721	$12.88
(1) For Performance Based Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

There was $1,048 and $310 of total unrecognized compensation cost related to RSUs and restricted shares at December 31, 2016, both of which will be recognized during the next 1.81 years and 1.08 years, respectively. Total share-based expense for the years ended December 31, 2016, 2015 and 2014, was $3,414, $2,938 and $3,334, respectively.

Pension Plans

The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary by subsidiary. The Company’s expenses for its defined contribution plans were $2,805, $2,623 and $2,809 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The combined statutory capital and combined statutory net income (loss) of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Bermuda	Maiden US	Maiden LF
Statutory Capital and Surplus
December 31, 2016	$1,470,206	$296,550	$8,101
December 31, 2015	1,813,766	294,338	7,621

Statutory Net Income (Loss)
For the Year Ended December 31, 2016	$87,888	$(3,926)	$756
For the Year Ended December 31, 2015	146,027	17,439	(199)
For the Year Ended December 31, 2014	60,016	16,614	651

At December 31, 2016, the Company's net assets were $1,361,152 (2015 - $1,349,099), of which $1,042,473 (2015 - $724,480) were restricted primarily as a result of solvency and liquidity requirements imposed on the Company's subsidiaries by local regulators as well as collateral requirements under various reinsurance agreements.

a) Bermuda

The Bermuda Monetary Authority ("BMA") is the group supervisor of the Company and has advised that Maiden Bermuda is the designated insurer. These regulations require that a group’s available statutory capital and surplus should be equal to or exceed the value of both its Minimum Solvency Margin ("MSM") and the Enhanced Capital Requirement ("ECR"). The Company has complied with its regulatory capital requirements at December 31, 2016.

Maiden Bermuda is registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act") and is required to prepare and file Statutory Financial Statements and a Statutory Financial Return with the BMA. The Statutory Financial Statements are prepared in a consolidated basis in line with U.S. GAAP. There are some differences between financial statements prepared in accordance with U.S. GAAP and those prepared on a statutory basis. Certain assets are non-admitted under Bermuda regulations and are removed from the statutory balance sheet.

Under the Insurance Act, Maiden Bermuda is required to maintain a minimum share capital of $120 and a minimum statutory capital and surplus equal to or greater than the MSM and the value of the ECR. The available statutory economic capital is based on Economic Balance sheet valuation principles, where the consolidated assets and liabilities are fair-valued in line with the GAAP principles adopted by the insurer. ECR is equal to the higher of Maiden Bermuda’s MSM or to the Bermuda Solvency Capital Requirement (“BSCR”) model. The BSCR employs a standard mathematical model that correlates the risk underwritten to the capital that is dedicated to the business. The regulatory requirements are designed to have insurers operate at or above a threshold capital level, which exceeds the BSCR. The BMA has established a target capital level ("TCL") for each Class 3B insurer equal to 120% of its ECR which serves as an early warning tool for the BMA and failure to maintain statutory capital of at least equal to the TCL will likely result in increased BMA regulatory oversight.

Class 3B and 4 insurers and insurance groups are required to maintain statutory economic capital and surplus (“Economic Capital”) for determination of regulatory available capital in accordance with a ‘3 tiered capital regime’.  All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their “loss absorbency” characteristics.  Under this regime, there are limits of Tier 1, Tier 2 and Tier 3 capital which may be used to satisfy the Class 3B and 4 insurers’ and Group’s MSM and ECR requirements.

The Company has received approval for certain capital instruments as other fixed capital. In June 2016, the Company issued $110,000 2016 Senior Notes maturing in 2046.  The BMA approved the 2016 Senior Notes as Tier-3 ancillary capital to be grandfathered under Section 21 paragraph 10 of the Group Rules until January 1, 2026 as the 2016 Senior Notes do not meet the requirement that coupon payment on the instrument be cancellable or deferrable indefinitely upon breach (or if it would cause breach) in the ECR.  The Group’s ECR shall be subject to a regulatory capital add-on comprising three years of coupon payments on the 2016 Senior Notes amounting to $21,863.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

15. Statutory Requirements and Dividend Restrictions (continued)

The BSCR for Maiden Bermuda for the year ended December 31, 2016 will not be filed with the BMA until April 2017. As a result, the required statutory capital and surplus as at December 31, 2016, as set out above, is based on the MSM, whereas the required statutory capital and surplus as at December 31, 2015 is based on the MSM and ECR.

The statutory capital and surplus of Maiden Bermuda at December 31, 2016 was $1,470,206 (2015 - $1,813,766) and the amount required to be maintained was $343,728 at December 31, 2016 (2015 - $905,369). Maiden Bermuda is also required to maintain a minimum liquidity ratio. All requirements were met by Maiden Bermuda throughout the period.

Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Bermuda is also restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. As at December 31, 2016, Maiden Bermuda is allowed to pay dividends or distributions not exceeding $453,442. During the year ended December 31, 2016, dividends from Maiden Bermuda to Maiden Holdings, Ltd. were $445,000 (2015 - $nil).
b) United States

Maiden US files financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by state insurance regulatory authorities. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for Maiden US for the year ended December 31, 2016 was $86,646 (2015 - $78,100). These requirements were met by Maiden US throughout the year ended December 31, 2016. Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the company's state of domicile, Missouri to the greater of 10% of statutory policyholders’ surplus at the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Additionally, Maiden US may only pay dividends if it has positive unassigned funds. Accordingly, the maximum dividend payments that can be made to shareholders in the next year without prior approval by the Missouri Department of Insurance is $nil.

c) Sweden

The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden General Försäkrings AB ("Maiden GF"), both regulated by the Swedish Finansinspektionen ("Swedish FSA").

Maiden LF was required to maintain a minimum level of statutory capital and surplus of $3,891 at December 31, 2016 (2015 - $4,019). This requirement was met by Maiden LF throughout the year. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2016, Maiden LF is allowed to pay dividends or distributions not exceeding $2,843 (2015 - $2,178).

Maiden GF was granted a general insurance license effective September 14, 2016 with an approved level of initial statutory capital and surplus of $6,135. Maiden GF wrote no business in 2016 as such, its first filing with the Swedish FSA will be for the period ending December 31, 2017.

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

Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. During 2015 the Internal Revenue Service completed its audit of our U.S. subsidiaries for tax years 2009, 2010 and 2011. The audit has been closed without any impact on our operations. Tax years 2012, 2013, 2014 and 2015 are not under examination but remain subject to examination in the U.S.

The Company has subsidiary operations in various other locations around the world, including Australia, Austria, Germany, Ireland, Netherlands, Russia, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions. These subsidiaries, are not under examination, but generally remain subject to examination in all applicable jurisdictions for tax years from 2012 through 2015.

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

There were no unrecognized tax benefits at December 31, 2016, 2015 and 2014. Income before taxes and income tax expense for the years ended December 31, 2016, 2015 and 2014 was as follows:

For the Year Ended December 31,	2016	2015	2014
Income before income taxes – Domestic (Bermuda)	$67,881	$134,012	$117,780
Loss before income taxes – Foreign (U.S. and others)	(18,169)	(7,690)	(14,083)
Total income before income taxes	$49,712	$126,322	$103,697

Current tax expense – Domestic (Bermuda)	$—	$—	$—
Current tax expense – Foreign (U.S. and others)	490	780	945
Total current tax expense	490	780	945

Deferred tax expense – Domestic (Bermuda)	—	—	—
Deferred tax expense – Foreign (U.S. and others)	1,084	1,258	1,219
Total deferred tax expense	1,084	1,258	1,219

Total income tax expense	$1,574	$2,038	$2,164

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation (continued)

The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2016, 2015 and 2014 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before income taxes:

For the Year Ended December 31,	2016	2015	2014
Income before income taxes	$49,712	$126,322	$103,697
Income tax expense	1,574	2,038	2,164
Net income	$48,138	$124,284	$101,533
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	(10.8)%	(2.2)%	(7.3)%
Valuation allowance in respect of U.S. taxes	13.2%	3.2%	8.5%
Other jurisdictions	0.8%	0.6%	0.9%
Actual tax rate	3.2%	1.6%	2.1%

Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

December 31,	2016	2015
Deferred tax assets:
Net operating losses	$63,143	$60,147
Unearned premiums	11,336	9,459
Discounting of net loss and LAE reserves	12,091	11,756
Net unrealized losses on investments	—	4,374
Accruals not currently deductible	160	109
Amortization of intangibles	2,439	2,796
OTTI	1,198	1,198
Others	3,289	543
Deferred tax assets before valuation allowance	93,656	90,382
Valuation allowance	78,300	78,845
Deferred tax assets, net	15,356	11,537
Deferred tax liabilities:
Deferred commission and other acquisition expenses	11,826	10,664
Indefinite lived intangible	1,750	1,750
Amortization of goodwill	9,480	8,319
Net unrealized gains on investment	2,713	—
Others	730	866
Deferred tax liabilities	26,499	21,599
Net deferred tax liability	$11,143	$10,062

The net deferred tax liability at December 31, 2016 was $11,143 (2015 - $10,062). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2016, the Company recorded a decrease in the valuation allowance of $545 (2015 - increase of $13,102). At December 31, 2016, the Company has an available U.S. net operating loss carry-forward of approximately $180,408 (2015 - $171,848) for income tax purposes which expires beginning in 2029.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Subsequent Events

Dividends

On February 21, 2017, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	April 17, 2017	April 3, 2017
Preference shares – Series A	$0.515625	March 15, 2017	March 1, 2017
Preference shares – Series C	$0.445313	March 15, 2017	March 1, 2017

18. Condensed Quarterly Financial Data — Unaudited

The following tables summarize our quarterly financial data:

2016 Quarters Ended	March 31	June 30	September 30	December 31(1)
Total revenues	$659,414	$674,746	$738,189	$659,284
Net income (loss)	36,829	39,887	40,796	(69,374)
Net income (loss) attributable to Maiden common shareholders	27,216	30,910	31,829	(74,731)
Comprehensive income (loss) – attributable to Maiden	130,130	89,389	45,802	(177,577)
Basic earnings (loss) per common share attributable to Maiden common shareholders (2)	$0.37	$0.42	$0.42	$(0.87)
Diluted earnings (loss) per common share attributable to Maiden common shareholders (2)	$0.35	$0.39	$0.40	$(0.87)

2015 Quarters Ended	March 31	June 30	September 30	December 31
Total revenues	$611,427	$647,071	$693,696	$620,917
Net income	38,534	26,511	28,515	30,724
Net income attributable to Maiden common shareholders	32,405	20,519	22,499	24,716
Comprehensive income (loss) – attributable to Maiden	50,694	(39,962)	10,658	(15,974)
Basic earnings per common share attributable to Maiden common shareholders	$0.44	$0.28	$0.31	$0.34
Diluted earnings per common share attributable to Maiden common shareholders	$0.41	$0.27	$0.30	$0.32

(1)
During the fourth quarter of 2016, following the receipt of updated information during the Company's reserving process and in response to a very challenging commercial auto market, the Company increased the reserve for loss and LAE in both our Diversified Reinsurance and AmTrust Reinsurance segments as well as our NGHC run-off business. The Company recorded unfavorable reserve development which reduced its net income, net income attributable to Maiden common shareholders and comprehensive income during the three months ended December 31, 2016 by approximately $120,426 or $1.40 per basic common share and $1.39 per diluted common share.

(2)
Basic earnings (loss) per common share attributable to Maiden common shareholders and diluted earnings (loss) per common share attributable to Maiden common shareholders is calculated as a function of average shares issued, or dilutive, during the respective period.

The effect of mandatory convertible preference shares were excluded in the calculation of diluted EPS for the year ended December 31, 2016 (for the period that the convertible shares were outstanding) as they were anti-dilutive however they were dilutive in each of the first three quarters of 2016 until their mandatory conversion to common shares on September 15, 2016. Please refer to "Note 12. Earnings per Common Share" for further details.

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2016	Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
AFS fixed maturities:
U.S. treasury bonds	$5,186	$5,413	$5,413
U.S. agency bonds – mortgage-backed	1,720,436	1,716,038	1,716,038
U.S. agency bonds – other	18,082	18,102	18,102
Non-U.S. government and supranational bonds	35,158	29,934	29,934
Asset-backed securities	217,232	220,876	220,876
Corporate bonds	1,947,347	1,916,205	1,916,205
Municipal bonds	62,201	65,098	65,098
Total AFS fixed maturities	4,005,642	3,971,666	3,971,666
HTM fixed maturities:
Corporate bonds	752,212	766,135	752,212
Total HTM fixed maturities	752,212	766,135	752,212
Other investments	10,057	13,060	13,060
Total investments	$4,767,911	$4,750,861	$4,736,938

(1) Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2016 and 2015
(In thousands of U.S. dollars, except share and per share data)

	2016	2015
Assets
Fixed maturities, available-for-sale, at fair value (Amortized cost 2016: $16,220; 2015: $42,774)	$16,363	$40,189
Other investments, at fair value (Cost 2016: $4,752; 2015: $5,000)	6,586	4,905
Cash and cash equivalents	16,677	3,606
Investment in subsidiaries	1,555,857	1,736,707
Balances due from subsidiaries	73,414	120,100
Other assets	7,220	1,123
Total assets	$1,676,117	$1,906,630
Liabilities
Accrued expenses and other liabilities	$14,478	$12,217
Balances due to subsidiaries	194,536	546,592
Senior notes
Principal amount	110,000	—
Less unamortized debt issuance costs	3,694	—
Senior notes, net	106,306	—
Total liabilities	315,320	558,809
Shareholders’ equity
Preference shares	315,000	480,000
Common shares ($0.01 par value; 87,321,012 and 74,735,785 shares issued in 2016 and 2015, respectively; 86,271,109 and 73,721,140 shares outstanding in 2016 and 2015, respectively)	873	747
Additional paid-in capital	749,256	579,178
Accumulated other comprehensive income (loss)	14,997	(23,767)
Retained earnings	285,662	316,184
Treasury shares, at cost (1,049,903 and 1,014,645 shares in 2016 and 2015, respectively)	(4,991)	(4,521)
Total shareholders’ equity	1,360,797	1,347,821
Total liabilities and shareholders’ equity	$1,676,117	$1,906,630

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands of U.S. dollars)

For the Year Ended December 31,	2016	2015	2014
Revenues
Net investment income	$1,693	$2,034	$4,892
Net realized gains on investment	1,990	20	981
Other fee revenue	—	1,321	—
	3,683	3,375	5,873
Expenses
General and administrative expenses	17,008	16,319	14,588
Interest and amortization expenses	3,988	—	—
Foreign exchange and other losses	1,371	668	893
	22,367	16,987	15,481
Loss before equity in earnings of consolidated subsidiaries	(18,684)	(13,612)	(9,608)
Equity in earnings of consolidated subsidiaries	67,664	138,088	110,999
Net income	48,980	124,476	101,391
Dividends on preference shares	(33,756)	(24,337)	(24,337)
Net income attributable to Maiden common shareholders	$15,224	$100,139	$77,054

Comprehensive income attributable to Maiden	$87,744	$5,416	$170,900

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands of U.S. dollars)

For the Year Ended December 31,	2016	2015	2014
Cash flows provided by operating activities
Net income	$48,980	$124,476	$101,391
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of consolidated subsidiaries	(67,664)	(138,088)	(110,999)
Amortization of bond premium and discount	207	222	414
Net realized gains on investment	(1,990)	(20)	(981)
Foreign exchange and other losses	1,371	668	893
Non-cash share compensation expense	3,414	2,938	3,334
Changes in assets – (increase) decrease:
Balance due from subsidiaries	(7,222)	(20,930)	(87,605)
Other assets	(125)	237	536
Changes in liabilities – increase (decrease)
Accounts payable and accrued liabilities	(216)	12	(138)
Balances due to subsidiaries	84,504	49,162	120,069
Net cash provided by operating activities	61,259	18,677	26,914
Cash flows used in investing activities
Purchases of fixed-maturities – available-for-sale	(16,203)	—	(1,340)
Purchases of other investments	—	—	(5,000)
Proceeds from sales of fixed-maturities – available-for-sale	44,475	1,041	87,032
Proceeds from maturities and calls of fixed maturities	—	—	6,857
Proceeds from sales of other investments	350	—	—
Investment in subsidiaries	(107,546)	(122,757)	(84,740)
Net cash (used in) provided by investing activities	(78,924)	(121,716)	2,809
Cash flows used in financing activities
Senior notes, net of issuance costs	106,285	—	—
Preference shares issuance, net of issuance costs	(143)	159,628	—
Dividends paid – preference shares	(33,756)	(24,337)	(24,337)
Dividends paid – Maiden common shareholders	(43,127)	(38,204)	(32,079)
Issuance of common shares	1,931	3,318	592
Repurchase of common shares	(470)	(654)	(66)
Net cash provided by (used in) financing activities	30,720	99,751	(55,890)
Effect of exchange rate changes on foreign currency cash	16	—	—
Net increase (decrease) in cash and cash equivalents	13,071	(3,288)	(26,167)
Cash and cash equivalents, beginning of year	3,606	6,894	33,061
Cash and cash equivalents, end of year	$16,677	$3,606	$6,894

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2016			For the Year Ended December 31, 2016
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$85,432	$1,103,936	$323,873	$724,124	$—	$579,520	$188,506	$35,681	$766,119
AmTrust Reinsurance	339,173	1,757,728	1,151,633	1,843,621	—	1,225,830	584,820	2,896	1,888,428
Total - Reportable Segments	424,605	2,861,664	1,475,506	2,567,745	—	1,805,350	773,326	38,577	2,654,547
Other	—	34,832	—	405	145,892	14,556	338	28,407	405
Total	$424,605	$2,896,496	$1,475,506	$2,568,150	$145,892	$1,819,906	$773,664	$66,984	$2,654,952

	December 31, 2015			For the Year Ended December 31, 2015
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$80,012	$1,046,471	$277,460	$744,875	$—	$547,296	$196,292	$35,312	$734,781
AmTrust Reinsurance	317,536	1,420,418	1,077,112	1,684,191	—	1,074,072	527,863	3,016	1,779,334
Total - Reportable Segments	397,548	2,466,889	1,354,572	2,429,066	—	1,621,368	724,155	38,328	2,514,115
Other	—	43,212	—	3	131,092	12,202	42	26,544	1
Total	$397,548	$2,510,101	$1,354,572	$2,429,069	$131,092	$1,633,570	$724,197	$64,872	$2,514,116

	December 31, 2014			For the Year Ended December 31, 2014
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$87,289	$1,058,924	$293,893	$854,026	$—	$579,771	$233,711	$38,858	$850,049
AmTrust Reinsurance	285,232	1,122,479	913,861	1,378,327	—	893,502	418,908	2,533	1,610,485
Total - Reportable Segments	372,521	2,181,403	1,207,754	2,232,353	—	1,473,273	652,619	41,391	2,460,534
Other	(34)	89,889	3	19,390	117,215	24,998	6,696	21,167	(2,398)
Total	$372,487	$2,271,292	$1,207,757	$2,251,743	$117,215	$1,498,271	$659,315	$62,558	$2,458,136

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2016 Premiums – General Insurance	$8,045	$176,396	$2,823,303	$2,654,952	106.3%
2015 Premiums – General Insurance	9,160	148,710	2,653,666	2,514,116	105.6%
2014 Premiums – General Insurance	48,565	49,216	2,458,787	2,458,136	100.0%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and LAE		Paid loss and LAE
For the Year Ended December 31,	Current Year	Prior Year
2016	$1,600,454	$219,452	$1,437,591
2015	1,558,704	74,866	1,350,357
2014	1,479,425	18,846	1,135,791