Form 10-Q
period 2017-03-31
Maiden Holdings, Ltd.
filed 2017-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes ☐ No ☒

As of May 2, 2017, the number of the Registrant's Common Stock ($.01 par value) outstanding was 86,553,329.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2017: $3,993,941; 2016: $4,005,642)	$3,967,907	$3,971,666
Fixed maturities, held to maturity, at amortized cost (fair value 2017: $767,657; 2016: $766,135)	750,554	752,212
Other investments, at fair value (cost 2017: $10,074; 2016: $10,057)	13,534	13,060
Total investments	4,731,995	4,736,938
Cash and cash equivalents	83,537	45,747
Restricted cash and cash equivalents	109,697	103,788
Accrued investment income	36,179	36,517
Reinsurance balances receivable, net (includes $232,548 and $132,056 from related parties in 2017 and 2016, respectively)	615,556	410,166
Reinsurance recoverable on unpaid losses (includes $5,084 and $5,085 from related parties in 2017 and 2016, respectively)	108,777	99,936
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $393,166 and $339,172 from related parties in 2017 and 2016, respectively)	472,459	424,605
Goodwill and intangible assets, net	77,183	77,715
Other assets	153,601	148,912
Total assets	$6,556,959	$6,252,299
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,862,125 and $1,776,784 from related parties in 2017 and 2016, respectively)	$2,991,604	$2,896,496
Unearned premiums (includes $1,225,241 and $1,152,484 from related parties in 2017 and 2016, respectively)	1,670,884	1,475,506
Accrued expenses and other liabilities	172,886	167,736
Senior notes - principal amount	362,500	362,500
Less unamortized issuance costs	11,012	11,091
Senior notes, net	351,488	351,409
Total liabilities	5,186,862	4,891,147
Commitments and Contingencies
EQUITY
Preference shares	315,000	315,000
Common shares ($0.01 par value; 87,641,349 and 87,321,012 shares issued in 2017 and 2016, respectively; 86,553,324 and 86,271,109 shares outstanding in 2017 and 2016, respectively)	876	873
Additional paid-in capital	750,694	749,256
Accumulated other comprehensive income	15,591	14,997
Retained earnings	293,164	285,662
Treasury shares, at cost (1,088,025 and 1,049,903 shares in 2017 and 2016, respectively)	(5,566)	(4,991)
Total Maiden shareholders’ equity	1,369,759	1,360,797
Noncontrolling interests in subsidiaries	338	355
Total equity	1,370,097	1,361,152
Total liabilities and equity	$6,556,959	$6,252,299
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Gross premiums written	$923,427	$864,114
Net premiums written	$900,548	$792,831
Change in unearned premiums	(191,064)	(176,822)
Net premiums earned	709,484	616,009
Other insurance revenue	3,781	4,826
Net investment income	42,157	36,302
Net realized gains on investment	885	2,277
Total revenues	756,307	659,414
Expenses
Net loss and loss adjustment expenses	480,569	403,621
Commission and other acquisition expenses	222,029	195,068
General and administrative expenses	17,414	15,496
Interest and amortization expenses	6,856	7,265
Amortization of intangible assets	533	615
Foreign exchange losses (gains)	1,921	(267)
Total expenses	729,322	621,798
Income before income taxes	26,985	37,616
Less: income tax expense	484	787
Net income	26,501	36,829
Add: loss attributable to noncontrolling interests	22	64
Net income attributable to Maiden	26,523	36,893
Dividends on preference shares	(6,033)	(9,677)
Net income attributable to Maiden common shareholders	$20,490	$27,216
Basic earnings per share attributable to Maiden common shareholders	$0.24	$0.37
Diluted earnings per share attributable to Maiden common shareholders	$0.23	$0.35
Dividends declared per common share	$0.15	$0.14
Weighted average number of common shares - basic	86,350,850	73,871,277
Adjusted weighted average number of common shares and assumed conversions - diluted	87,436,604	85,799,377

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2017	2016
Net income	$26,501	$36,829
Other comprehensive income
Net unrealized holdings gains on available-for-sale fixed maturities arising during the period	6,119	103,404
Adjustment for reclassification of net realized losses recognized in net income	637	632
Foreign currency translation adjustment	(6,198)	(10,734)
Other comprehensive income, before tax	558	93,302
Income tax benefit (expense) related to components of other comprehensive income	41	(36)
Other comprehensive income, after tax	599	93,266
Comprehensive income	27,100	130,095
Net loss attributable to noncontrolling interests	22	64
Other comprehensive income attributable to noncontrolling interests	(5)	(29)
Comprehensive loss attributable to noncontrolling interests	17	35
Comprehensive income attributable to Maiden	$27,117	$130,130

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2017	2016
Preference shares – Series A, B and C
Beginning balance	$315,000	$480,000
Ending balance	315,000	480,000
Common shares
Beginning balance	873	747
Exercise of options and issuance of shares	3	3
Ending balance	876	750
Additional paid-in capital
Beginning balance	749,256	579,178
Exercise of options and issuance of common shares	515	345
Share-based compensation expense	923	1,256
Ending balance	750,694	580,779
Accumulated other comprehensive income
Beginning balance	14,997	(23,767)
Change in net unrealized gains (losses) on investment	6,797	104,000
Foreign currency translation adjustment	(6,203)	(10,763)
Ending balance	15,591	69,470
Retained earnings
Beginning balance	285,662	316,184
Net income attributable to Maiden	26,523	36,893
Dividends on preference shares	(6,033)	(9,677)
Dividends on common shares	(12,988)	(10,365)
Ending balance	293,164	333,035
Treasury shares
Beginning balance	(4,991)	(4,521)
Shares repurchased	(575)	(470)
Ending balance	(5,566)	(4,991)
Noncontrolling interests in subsidiaries
Beginning balance	355	1,278
Dividend paid to noncontrolling interest	—	(11)
Net loss attributable to noncontrolling interests	(22)	(64)
Foreign currency translation adjustment	5	29
Ending balance	338	1,232
Total equity	$1,370,097	$1,460,275
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2017	2016
Cash flows from operating activities
Net income	$26,501	$36,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	1,640	4,780
Net realized gains on investment	(885)	(2,277)
Foreign exchange losses (gains)	1,921	(267)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(204,287)	(218,880)
Reinsurance recoverable on unpaid losses	(8,792)	(12,392)
Accrued investment income	386	(1,373)
Deferred commission and other acquisition expenses	(47,280)	(44,002)
Other assets	(6,461)	(35,609)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	89,175	54,846
Unearned premiums	193,550	203,281
Accrued expenses and other liabilities	(26)	24,068
Net cash provided by operating activities	45,442	9,004
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(118,935)	(268,661)
Purchases of other investments	(120)	(46)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	30,784	67,837
Proceeds from maturities and calls of fixed maturities – available-for-sale	105,181	106,168
Proceeds from sale and redemption of other investments	266	307
(Increase) decrease in restricted cash and cash equivalents	(5,619)	97,701
Other, net	(367)	(178)
Net cash provided by investing activities	11,190	3,128
Cash flows from financing activities:
Issuance of common shares	518	348
Repurchase of common shares	(575)	(470)
Dividends paid – Maiden common shareholders	(12,948)	(10,328)
Dividends paid – preference shares	(6,033)	(9,677)
Net cash used in financing activities	(19,038)	(20,127)
Effect of exchange rate changes on foreign currency cash	196	3,594
Net increase (decrease) in cash and cash equivalents	37,790	(4,401)
Cash and cash equivalents, beginning of period	45,747	89,641
Cash and cash equivalents, end of period	$83,537	$85,240
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. Certain reclassifications have been made for 2016 to conform to the 2017 presentation and have no impact on consolidated net income and total equity previously reported.
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the following:
Recently Adopted Accounting Standards Updates
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09 guidance that outlines changes for certain aspects of share-based payments to employees, such as accounting for forfeitures, which applies to the Company. Under the new guidance, the entities can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for public business entities for fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities, in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. Based on the Company's history, forfeitures have never been material. The Company will account for forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements. There were no forfeitures for the three months ended March 31, 2017.
Recently Issued Accounting Standards Not Yet Adopted
Premium Amortization on Purchased Callable Debt Securities
In March 2017, the FASB issued ASU 2017-08 to amend the amortization period for certain purchased callable debt securities held at a premium. Current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings.
The amendments in ASU 2017-08 affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. The amendments shorten the amortization period for certain callable debt securities held at a premium and require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. For public business entities, the amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle.
The Company holds a number of securities with callable features on the Condensed Consolidated Balance Sheet and this includes certain securities that have been purchased at a premium that is being amortized to the associated security's maturity date. The Company is currently evaluating the impact of this guidance on the Company's results of operations, financial position or liquidity at the date of adoption.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily, in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to our wholly owned subsidiary, Maiden Reinsurance Ltd. ("Maiden Bermuda") from AmTrust Financial Services, Inc. ("AmTrust"), primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business have been included in the "Other" category. Please refer to "Note 8. Related Party Transactions" for additional information.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments and unearned reinsurance premiums ceded (presented as part of other assets in the Condensed Consolidated Balance Sheet). All remaining assets are allocated to Corporate.
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended March 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$332,045	$591,382	$—	$923,427
Net premiums written	$327,496	$573,052	$—	$900,548
Net premiums earned	$201,842	$507,642	$—	$709,484
Other insurance revenue	3,781	—	—	3,781
Net loss and loss adjustment expense ("loss and LAE")	(138,649)	(341,631)	(289)	(480,569)
Commission and other acquisition expenses	(57,945)	(164,084)	—	(222,029)
General and administrative expenses	(8,730)	(805)	—	(9,535)
Underwriting income (loss)	$299	$1,122	$(289)	1,132
Reconciliation to net income
Net investment income and realized gains on investment				43,042
Interest and amortization expenses				(6,856)
Amortization of intangible assets				(533)
Foreign exchange losses				(1,921)
Other general and administrative expenses				(7,879)
Income tax expense				(484)
Net income				$26,501

Net loss and LAE ratio(1)	67.5%	67.3%		67.4%
Commission and other acquisition expense ratio(2)	28.2%	32.3%		31.1%
General and administrative expense ratio(3)	4.2%	0.2%		2.4%
Expense ratio(4)	32.4%	32.5%		33.5%
Combined ratio(5)	99.9%	99.8%		100.9%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended March 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$315,804	$548,310	$—	$864,114
Net premiums written	$286,136	$506,695	$—	$792,831
Net premiums earned	$172,256	$443,753	$—	$616,009
Other insurance revenue	4,826	—	—	4,826
Net loss and LAE	(119,076)	(281,774)	(2,771)	(403,621)
Commission and other acquisition expenses	(54,531)	(140,538)	1	(195,068)
General and administrative expenses	(8,600)	(586)	—	(9,186)
Underwriting (loss) income	$(5,125)	$20,855	$(2,770)	12,960
Reconciliation to net income
Net investment income and realized gains on investment				38,579
Interest and amortization expenses				(7,265)
Amortization of intangible assets				(615)
Foreign exchange gains				267
Other general and administrative expenses				(6,310)
Income tax expense				(787)
Net income				$36,829

Net loss and LAE ratio(1)	67.2%	63.5%		65.0%
Commission and other acquisition expense ratio(2)	30.8%	31.7%		31.4%
General and administrative expense ratio(3)	4.9%	0.1%		2.5%
Expense ratio(4)	35.7%	31.8%		33.9%
Combined ratio(5)	102.9%	95.3%		98.9%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at March 31, 2017 and December 31, 2016:

March 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,903,557	$4,095,845	$5,999,402
Corporate assets	—	—	557,557
Total Assets	$1,903,557	$4,095,845	$6,556,959

December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,787,320	$3,900,067	$5,687,387
Corporate assets	—	—	564,912
Total Assets	$1,787,320	$3,900,067	$6,252,299

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$73,377	8.2%	$61,869	7.8%
Casualty	177,558	19.7%	155,280	19.6%
Accident and Health	48,649	5.4%	39,572	5.0%
International	27,912	3.1%	29,415	3.7%
Total Diversified Reinsurance	327,496	36.4%	286,136	36.1%
AmTrust Reinsurance
Small Commercial Business	392,566	43.6%	362,499	45.7%
Specialty Program	91,869	10.2%	76,791	9.7%
Specialty Risk and Extended Warranty	88,617	9.8%	67,405	8.5%
Total AmTrust Reinsurance	573,052	63.6%	506,695	63.9%
Total Net Premiums Written	$900,548	100.0%	$792,831	100.0%
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$39,894	5.6%	$32,710	5.3%
Casualty	123,150	17.4%	100,166	16.3%
Accident and Health	20,689	2.9%	17,804	2.9%
International	18,109	2.6%	21,576	3.5%
Total Diversified Reinsurance	201,842	28.5%	172,256	28.0%
AmTrust Reinsurance
Small Commercial Business	316,909	44.7%	264,491	42.9%
Specialty Program	99,748	14.0%	84,199	13.7%
Specialty Risk and Extended Warranty	90,985	12.8%	95,063	15.4%
Total AmTrust Reinsurance	507,642	71.5%	443,753	72.0%
Total Net Premiums Earned	$709,484	100.0%	$616,009	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

a)	Fixed Maturities and Other Investments
During the three months ended March 31, 2017, we did not designate any additional fixed maturities as held-to-maturity ("HTM"). During 2016 and 2015, we designated fixed maturities with a total fair value of $155,538 and $608,722, respectively, as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $15,770 and $244, respectively, at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities and other investments at March 31, 2017 and December 31, 2016, are as follows:

March 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale fixed maturities ("AFS"):
U.S. treasury bonds	$5,188	$211	$(10)	$5,389
U.S. agency bonds – mortgage-backed	1,679,527	11,079	(19,131)	1,671,475
U.S. agency bonds – other	18,082	18	—	18,100
Non-U.S. government and supranational bonds	30,420	105	(4,169)	26,356
Asset-backed securities	244,392	3,850	(79)	248,163
Corporate bonds	1,954,125	32,340	(53,327)	1,933,138
Municipal bonds	62,207	3,079	—	65,286
Total AFS fixed maturities	3,993,941	50,682	(76,716)	3,967,907
HTM fixed maturities:
Corporate bonds	750,554	18,788	(1,685)	767,657
Total HTM fixed maturities	750,554	18,788	(1,685)	767,657
Other investments	10,074	3,460	—	13,534
Total investments	$4,754,569	$72,930	$(78,401)	$4,749,098

December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,186	$238	$(11)	$5,413
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038
U.S. agency bonds – other	18,082	20	—	18,102
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934
Asset-backed securities	217,232	3,713	(69)	220,876
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205
Municipal bonds	62,201	2,897	—	65,098
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666
HTM fixed maturities:
Corporate bonds	752,212	16,370	(2,447)	766,135
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Other investments	10,057	3,003	—	13,060
Total investments	$4,767,911	$70,132	$(87,182)	$4,750,861

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

	AFS fixed maturities		HTM fixed maturities
March 31, 2017	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$57,366	$49,562	$20,755	$20,714
Due after one year through five years	647,554	634,020	285,460	292,104
Due after five years through ten years	1,332,950	1,332,615	439,252	449,764
Due after ten years	32,152	32,072	5,087	5,075
	2,070,022	2,048,269	750,554	767,657
U.S. agency bonds – mortgage-backed	1,679,527	1,671,475	—	—
Asset-backed securities	244,392	248,163	—	—
Total fixed maturities	$3,993,941	$3,967,907	$750,554	$767,657
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$590	$(10)	$—	$—	$590	$(10)
U.S. agency bonds – mortgage-backed	958,846	(16,318)	45,684	(2,813)	1,004,530	(19,131)
Non–U.S. government and supranational bonds	189	(5)	23,891	(4,164)	24,080	(4,169)
Asset-backed securities	27,138	(79)	—	—	27,138	(79)
Corporate bonds	578,150	(12,520)	319,342	(42,492)	897,492	(55,012)
Total temporarily impaired fixed maturities	$1,564,913	$(28,932)	$388,917	$(49,469)	$1,953,830	$(78,401)
At March 31, 2017, there were approximately 235 securities in an unrealized loss position with a fair value of $1,953,830 and unrealized losses of $78,401. Of these securities, there were 86 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $388,917 and unrealized losses of $49,469.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2016	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$589	$(11)	$—	$—	$589	$(11)
U.S. agency bonds – mortgage-backed	997,943	(14,440)	47,969	(2,825)	1,045,912	(17,265)
Non-U.S. government and supranational bonds	3,169	(160)	25,236	(5,137)	28,405	(5,297)
Asset-backed securities	30,589	(69)	—	—	30,589	(69)
Corporate bonds	642,599	(15,058)	357,954	(49,482)	1,000,553	(64,540)
Total temporarily impaired fixed maturities	$1,674,889	$(29,738)	$431,159	$(57,444)	$2,106,048	$(87,182)
At December 31, 2016, there were approximately 251 securities in an unrealized loss position with a fair value of $2,106,048 and unrealized losses of $87,182. Of these securities, there were 91 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $431,159 and unrealized losses of $57,444.
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2017, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit and interest rate spreads as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired ("OTTI") at March 31, 2017. The Company has therefore recognized no OTTI through earnings for the three months ended March 31, 2017 (2016 - $0).
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at March 31, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,188	$5,389	0.1%
U.S. agency bonds	1,697,609	1,689,575	35.7%
AAA	165,525	167,178	3.5%
AA+, AA, AA-	238,927	239,078	5.0%
A+, A, A-	1,333,851	1,329,187	28.1%
BBB+, BBB, BBB-	1,144,868	1,144,082	24.2%
BB+ or lower	158,527	161,075	3.4%
Total fixed maturities	$4,744,495	$4,735,564	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings(1) at December 31, 2016	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,186	$5,413	0.1%
U.S. agency bonds	1,738,518	1,734,140	36.6%
AAA	170,515	171,090	3.6%
AA+, AA, AA-	238,315	237,169	5.0%
A+, A, A-	1,386,023	1,374,860	29.0%
BBB+, BBB, BBB-	1,053,529	1,047,376	22.2%
BB+ or lower	165,768	167,753	3.5%
Total fixed maturities	$4,757,854	$4,737,801	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	March 31, 2017		December 31, 2016
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,692	42.0%	$5,474	41.9%
Investment in quoted equity	6,842	50.6%	6,586	50.4%
Other	1,000	7.4%	1,000	7.7%
Total other investments	$13,534	100.0%	$13,060	100.0%
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $452 at March 31, 2017 (2016 - $463).

c)	Net Investment Income
Net investment income was derived from the following sources:

For the Three Months Ended March 31,	2017	2016
Fixed maturities	$42,870	$36,743
Cash and cash equivalents	367	612
Loan to related party	712	562
Other	31	30
	43,980	37,947
Investment expenses	(1,823)	(1,645)
Net investment income	$42,157	$36,302

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

d)	Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended March 31, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$722	$—	$722
Other investments	163	—	163
Net realized gains on investment	$885	$—	$885

For the Three Months Ended March 31, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$3,093	$(879)	$2,214
Other investments	63	—	63
Net realized gains on investment	$3,156	$(879)	$2,277
Proceeds from sales of fixed maturities classified as AFS were $30,784 and $67,837 for the three months ended March 31, 2017 and 2016, respectively.
Net unrealized (losses) gains were as follows:

	March 31, 2017	December 31, 2016
Fixed maturities	$(17,336)	$(23,635)
Other investments	3,460	3,003
Total net unrealized losses	(13,876)	(20,632)
Deferred income tax	(43)	(84)
Net unrealized losses, net of deferred income tax	$(13,919)	$(20,716)
Change, net of deferred income tax	$6,797

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
The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

	March 31, 2017	December 31, 2016
Restricted cash – third party agreements	$76,718	$56,891
Restricted cash – related party agreements	32,868	46,777
Restricted cash – U.S. state regulatory authorities	111	120
Total restricted cash	109,697	103,788
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2017 – $1,274,642; 2016 – $1,307,926)	1,270,138	1,299,569
Restricted investments AFS– in trust for related party agreements at fair value (Amortized cost: 2017 – $2,305,257; 2016 – $2,242,565)	2,295,156	2,225,066
Restricted investments HTM– in trust for related party agreements at fair value (Amortized cost: 2017 – $750,554; 2016 – $752,212)	767,657	766,135
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2017 – $4,063; 2016 – $4,059)	4,224	4,238
Total restricted investments	4,337,175	4,295,008
Total restricted cash and investments	$4,446,872	$4,398,796

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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
ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at March 31, 2017.
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
Cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, and certain other assets and liabilities — The carrying values reported in the condensed consolidated balance sheets for these financial instruments approximate their fair value due to their short term nature and are classified as Level 2.
Loan to related party — The carrying value reported in the condensed consolidated balance sheets for this financial instrument approximates its fair value and it is included in the Level 2 hierarchy.
Senior notes — The amount reported in the condensed consolidated balance sheets for these financial instruments represents the carrying value of the notes. The fair values are based on indicative market pricing obtained from a third-party service provider and as such, are included in the Level 2 hierarchy.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At March 31, 2017 and December 31, 2016, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,389	$—	$—	$5,389
U.S. agency bonds – mortgage-backed	—	1,671,475	—	1,671,475
U.S. agency bonds – other	—	18,100	—	18,100
Non-U.S. government and supranational bonds	—	26,356	—	26,356
Asset-backed securities	—	248,163	—	248,163
Corporate bonds	—	1,933,138	—	1,933,138
Municipal bonds	—	65,286	—	65,286
Other investments	6,842	—	6,692	13,534
Total	$12,231	$3,962,518	$6,692	$3,981,441
As a percentage of total assets	0.2%	60.4%	0.1%	60.7%

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,413	$—	$—	$5,413
U.S. agency bonds – mortgage-backed	—	1,716,038	—	1,716,038
U.S. agency bonds – other	—	18,102	—	18,102
Non-U.S. government and supranational bonds	—	29,934	—	29,934
Asset-backed securities	—	220,876	—	220,876
Corporate bonds	—	1,916,205	—	1,916,205
Municipal bonds	—	65,098	—	65,098
Other investments	6,586	—	6,474	13,060
Total	$11,999	$3,966,253	$6,474	$3,984,726
As a percentage of total assets	0.2%	63.4%	0.1%	63.7%
The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% and 98.8% of its fixed maturities at March 31, 2017 and December 31, 2016, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At March 31, 2017 and December 31, 2016, 0.1% and 1.2%, respectively, of the fixed maturities are valued using the market approach. At each of those dates, a total of two and three securities, or approximately $5,188 and $56,674, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2017 and December 31, 2016, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. For the unquoted other investments, the Company has $5,692 or 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals and an investment of $1,000 in convertible preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of the unquoted investments as Level 3.
There have not been any transfers between Level 1 and Level 2 and there has not been any transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. The following table presents changes in Level 3 for our financial instruments measured at fair value on a recurring basis:

	For the Three Months Ended
Other investments:	March 31, 2017	March 31, 2016
Balance at beginning of period	$6,474	$6,907
Total realized gains – included in net realized gains on investment	163	63
Change in total unrealized gains – included in other comprehensive income (loss)	201	56
Purchases	120	46
Sales and redemptions	(266)	(307)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Balance at end of period	$6,692	$6,765
Level 3 gains included in net income attributable to the change in unrealized gains relating to assets held at the reporting date	$—	$—
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$750,554	$767,657	$752,212	$766,135
Total financial assets	$750,554	$767,657	$752,212	$766,135

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$113,520	$110,000	$111,452
Senior Notes - MHNC – 7.75%	152,500	163,907	152,500	164,700
Senior Notes - MHNB – 8.00%	100,000	102,000	100,000	101,600
Total financial liabilities	$362,500	$379,427	$362,500	$377,752

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Long-Term Debt
Senior Notes
Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), have three outstanding public debt offerings of senior notes which were issued in 2012, 2013 and 2016, respectively (the "Senior Notes"). Each of the issuances made by Maiden NA, namely the 2012 and 2013 Senior Notes, is fully and unconditionally guaranteed by the Company. The Senior Notes are unsecured and unsubordinated obligation of the Company.
The following table details the Company's Senior Notes issuances as of March 31, 2017 and December 31, 2016:

March 31, 2017	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$100,000	$362,500
Less: unamortized issuance costs	3,684	4,491	2,837	11,012
Carrying value	$106,316	$148,009	$97,163	$351,488

December 31, 2016	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$100,000	$362,500
Less: unamortized issuance costs	3,694	4,532	2,865	11,091
Carrying value	$106,306	$147,968	$97,135	$351,409

Other details:
Original debt issuance costs	$3,715	$5,054	$3,406
Maturity date	June 14, 2046	Dec 1, 2043	Mar 27, 2042
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018	Mar 27, 2017
Coupon rate	6.625%	7.75%	8.00%
Effective interest rate	7.07%	8.04%	8.31%
The interest expense incurred on the Senior Notes for the three months ended March 31, 2017 was $6,777 (2016 - $7,172) of which $1,453 was accrued at March 31, 2017 and December 31, 2016, respectively. The debt issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the notes. The amount of amortization expense was $79 for the three months ended March 31, 2017 (2016 - $93).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Reserve for Loss and Loss Adjustment Expenses
Our reserve for loss and LAE comprises:

	March 31, 2017	December 31, 2016
Reserve for reported loss and LAE	$1,705,573	$1,617,956
Reserve for losses incurred but not reported ("IBNR")	1,286,031	1,278,540
Reserve for loss and LAE	$2,991,604	$2,896,496
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2017	2016
Gross loss and LAE reserves, January 1	$2,896,496	$2,510,101
Less: reinsurance recoverable on unpaid losses, January 1	99,936	71,248
Net loss and LAE reserves, January 1	2,796,560	2,438,853
Net incurred losses related to:
Current year	463,729	387,997
Prior years	16,840	15,624
	480,569	403,621
Net paid losses related to:
Current year	(70,899)	(61,121)
Prior years	(329,298)	(309,134)
	(400,197)	(370,255)
Effect of foreign exchange movements	5,895	16,671
Net loss and LAE reserves, March 31	2,882,827	2,488,890
Reinsurance recoverable on unpaid losses, March 31	108,777	83,515
Gross loss and LAE reserves, March 31	$2,991,604	$2,572,405
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
During the first three months ended March 31, 2017, the Company recognized approximately $16,840 (2016 - $15,624) of adverse development in both the Diversified Reinsurance and AmTrust Reinsurance segments.
For the Diversified Reinsurance segment, adverse development was $6,232 (2016 - $13,302) which was largely due a combination of commercial auto liability and international personal auto for the three months ended March 31, 2017 and to commercial auto liability business for the three months ended March 31, 2016. For the AmTrust Reinsurance segment, net adverse development was $10,319 (2016 - favorable development of $449) largely related to general liability and worker's compensation for the period ended March 31, 2017.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, as of March 31, 2017, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 7.9% of the outstanding shares of the Company, Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.5% of the outstanding shares of the Company and George Karfunkel owns or controls 2.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 49.1% of the outstanding shares of AmTrust. AmTrust owns 11.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 43.0% of the outstanding common shares of NGHC. Barry Zyskind is the non-executive chairman of NGHC.
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
For the three months ended March 31, 2017, the Company recorded approximately $160,770 (2016 - $141,051) of commission expense as a result of both of these quota share arrangements with AmTrust.

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
The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $2 of ceded premiums for the three months ended March 31, 2017 (2016 - $7).
Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. Under this agreement, we recorded approximately $429 of net premiums earned and $110 of commission expense for the three months ended March 31, 2017 (2016 - $192 and $51, respectively).
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
Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:
•by lending funds in the amount of $167,975 at March 31, 2017 and December 31, 2016 pursuant to a loan agreement entered into between those parties. Advances under the loan, which were made in three separate tranches of $113,542 (December 18, 2007), $20,193 (April 11, 2008) and $34,240 (June 23, 2008), are secured by promissory notes. The maturity date with respect to each advance is ten years from the date the advance was made. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at March 31, 2017 was approximately $2,941,919 (December 31, 2016 - $2,766,032) and the accrued interest was $20,897 (December 31, 2016 - $20,420). Please refer to "Note 4. (e) Investments" for additional information.
b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $6,489 and $5,788 of reinsurance brokerage expense for the three months ended March 31, 2017 and 2016, respectively, and deferred reinsurance brokerage of $15,305 and $14,395 at March 31, 2017 and December 31, 2016, respectively, as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,823 and $1,645 of investment management fees for the three months ended March 31, 2017 and 2016, respectively, as a result of this agreement.
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three months ended March 31, 2017, the Company recorded an expense of $13 (2016 - $22) for the use of the aircraft.
NGHC
The following describes transactions between the Company and NGHC and its subsidiaries:
NGHC Quota Share Reinsurance Agreement ("NGHC Quota Share")
Maiden Bermuda, effective March 1, 2010, had a 50% participation in the NGHC Quota Share, by which it received 25% of net premiums of the personal lines automobile business and assumed 25% of the related net losses. On August 1, 2013, the Company received notice from NGHC of the termination of the NGHC Quota Share effective on that date. The Company and NGHC mutually agreed that the termination is on a run-off basis.
Other
Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016. Maiden US was liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (each covered person per agreement year). Maiden US' liability did not exceed $8,825 per covered person per agreement year. In addition, Maiden US continued to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminated on March 31, 2016 and Maiden US was relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under these agreements, Maiden US recorded no premiums earned for the three months ended March 31, 2017 (2016 - $149).
Effective May 1, 2015, Maiden US entered into an agreement with several NGHC subsidiaries for medical excess of loss programs. This program covers employer aggregate and traditional specific medical stop loss policies underwritten by the Managing General Agent that they support. The NGHC companies covered under the treaty are Integon Indemnity Insurance Company, Integon National Insurance Company and National Health Insurance Company. This agreement was renewed for another year and now terminates on April 30, 2018 with either party having the right to cancel by giving 60 days notice to the other party in the event that other party fails to maintain certain financial and other criteria. Upon expiration of this agreement, coverage remains in full force and effect on all assumed liability for policies in force on the date of expiration until expiration, cancellation or next anniversary date of such subject policies.
The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded $121 of premiums earned for the three months ended March 31, 2017 (2016 - $43).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Commitments and Contingencies

a)	Concentrations of Credit Risk
At March 31, 2017 and December 31, 2016, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses.

The reinsurers with the three largest balances accounted for 50.9%, 36.6% and 2.7%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at March 31, 2017 (December 31, 2016 – 54.8%, 31.6% and 2.9%, respectively). At March 31, 2017, 98.4% (December 31, 2016 - 97.2%) of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A or better, and 1.6% (December 31, 2016 - 2.8%) of the reinsurance recoverable on unpaid losses was due from reinsurers with ratings of B++ or lower. At March 31, 2017 and December 31, 2016, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

At March 31, 2017, 97.4% (December 31, 2016 - 98.6%) of reinsurance recoverable on unpaid losses, due from reinsurers with ratings of B++ or lower, were collateralized.

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

During the three months ended March 31, 2017, our gross premiums written from AmTrust accounted for $591,382 or 64.0% of our total gross premiums written (2016 – $548,310 or 63.5%).

c)	Dividends Declared
On February 21, 2017, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	April 17, 2017	April 3, 2017

d)	Legal Proceedings
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended March 31,	2017	2016
Numerator:
Net income attributable to Maiden	$26,523	$36,893
Dividends on preference shares – Series A	(3,094)	(3,094)
Dividends on convertible preference shares – Series B	—	(2,990)
Dividends on preferences shares – Series C	(2,939)	(3,593)
Amount allocated to participating common shareholders(1)	(7)	(16)
Numerator for basic EPS - net income allocated to Maiden common shareholders	20,483	27,200
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	2,990
Numerator for diluted EPS - net income allocated to Maiden common shareholders after assumed conversion	$20,483	$30,190
Denominator:
Weighted average number of common shares – basic	86,350,850	73,871,277
Potentially dilutive securities:
Share options and restricted share units	1,085,754	1,051,458
Convertible preference shares(2)	—	10,876,642
Adjusted weighted average number of common shares and assumed conversions – diluted	87,436,604	85,799,377
Basic earnings per share attributable to Maiden common shareholders:	$0.24	$0.37
Diluted earnings per share attributable to Maiden common shareholders:	$0.23	$0.35

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for the terms and conditions of each of these anti-dilutive instruments.

At March 31, 2017 and 2016, no share options were excluded from diluted earnings per common share calculation as all outstanding options are potentially dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity
At March 31, 2017, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,641,349 common shares, of which 86,553,324 common shares are outstanding, and issued 12,600,000 preference shares. The remaining 49,758,651 are undesignated at March 31, 2017. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Treasury Shares
On February 15, 2017, February 17, 2017, February 23, 2017 and March 15, 2017, the Company repurchased 1,878 shares at a price per share of $17.00, 1,163 shares at a price per share of $16.75, 1,161 shares at a price per share of $16.50 and 33,920 shares at a price of $14.85, respectively, from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	6,160	(6,198)	(38)
Amounts reclassified from AOCI to net income, net of tax	637	—	637
Net current period other comprehensive income	6,797	(6,198)	599
Ending balance	(13,919)	29,406	15,487
Less: AOCI attributable to noncontrolling interest	—	(104)	(104)
Ending balance, Maiden shareholders	$(13,919)	$29,510	$15,591

For the Three Months Ended March 31, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income (loss) before reclassifications	103,368	(10,734)	92,634
Amounts reclassified from AOCI to net income, net of tax	632	—	632
Net current period other comprehensive income	104,000	(10,734)	93,266
Ending balance	49,888	19,497	69,385
Less: AOCI attributable to noncontrolling interest	—	(85)	(85)
Ending balance, Maiden shareholders	$49,888	$19,582	$69,470
12. Subsequent Events
On May 2, 2017, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	July 17, 2017	July 3, 2017
Preference shares - Series A	$0.515625	June 15, 2017	June 1, 2017
Preference shares - Series C	$0.445313	June 15, 2017	June 1, 2017

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2016 to conform to the 2017 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 6, 2017. The projections and statements in this Report speak only as of the date of this Report and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing and risk management by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated "A" (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best") which rating is the third highest of sixteen rating levels and "BBB+" (Good) with a stable outlook by S&P Global Ratings ("S&P"), which is the eighth highest of twenty-two rating levels. Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD".
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
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in the U.S. and also in Europe. Our AmTrust Reinsurance segment includes all business ceded by AmTrust Financial Services, Inc. ("AmTrust") to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.
The reinsurance industry is mature and highly competitive and the market conditions in which we operate have historically been cyclical, experiencing periods of price erosion followed by rate strengthening as a result of catastrophes or other significant losses that affect the overall capacity of the industry to provide coverage. Reinsurance companies compete on the basis of many factors, including premium rates, company and underwriter relationships, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in risks underwritten, capacity and coverages offered and various other factors. These factors operate at the individual market participant level and generally in the aggregate across the reinsurance industry. In addition, underlying economic conditions and variations in the reinsurance buying practices of ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate results and subsequently the level of completion in the reinsurance industry.
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
To date, despite achieving operating returns on common equity generally in excess of our industry peers, we have not yet attained our targeted returns. We believe our efficient balance sheet and low volatility business are the primary reasons our returns have generally exceeded industry averages. Our capital management strategy in recent years has appreciably lowered our cost of capital and improved our returns on common equity. More recently, higher than targeted combined ratios have affected our underwriting profitability and limited our progress toward our objective. We believe, however, that the underwriting initiatives we have implemented will enable us to make progress toward our long term operating return on common equity target during the next 12 to 24 months.
Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.8 billion in 2016 while significantly enhancing our total capital resources. Total capital resources are approximately $1.7 billion at March 31, 2017.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Three Months Ended March 31, 2017 and 2016 Financial Highlights

For the Three Months Ended March 31,	2017	2016	% Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net Income	$26,501	$36,829	(28.0)%
Net income attributable to Maiden common shareholders	20,490	27,216	(24.7)%
Non-GAAP operating earnings(1)	22,638	28,347	(20.1)%
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.24	0.37	(35.1)%
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.26	0.38	(31.6)%
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.23	0.35	(34.3)%
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.26	0.37	(29.7)%
Dividends per common share	0.15	0.14	7.1%
Gross premiums written	923,427	864,114	6.9%
Net premiums earned	709,484	616,009	15.2%
Underwriting income(3)	1,132	12,960	(91.3)%
Net investment income	42,157	36,302	16.1%
Combined ratio(4)	100.9%	98.9%	2.0
Annualized non-GAAP operating return on average common shareholders' equity(1)	8.7%	12.3%	(29.3)%

	March 31, 2017	December 31, 2016	% Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$4,925,229	$4,886,473	0.8%
Total assets	6,556,959	6,252,299	4.9%
Reserve for loss and loss adjustment expense ("loss and LAE")	2,991,604	2,896,496	3.3%
Senior notes - principal amount	362,500	362,500	—%
Maiden common shareholders' equity	1,054,759	1,045,797	0.9%
Maiden shareholders' equity	1,369,759	1,360,797	0.7%
Total capital resources(6)	1,732,259	1,723,297	0.5%
Ratio of debt to total capital resources	20.9%	21.0%	(0.5)%

Book Value
Book value per common share(7)	$12.19	$12.12	0.6%
Accumulated dividends per common share	3.47	3.32	4.5%
Book value per common share plus accumulated dividends	$15.66	$15.44	1.4%

Diluted book value per common share(8)	$12.07	$12.00	0.6%

(1)
Non-GAAP operating earnings, non-GAAP operating earnings per common share and non-GAAP operating return on average common equity are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements Note 10. Earnings per Common Share" for the calculation of basic and diluted earnings per common share.

(3)
Underwriting income is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

(4)	Calculated by adding together the net loss and LAE ratio and the expense ratio.

(5)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(6)	Total capital resources is the sum of the Company's principal amount of debt and Maiden shareholders' equity. See "Key Financial Measures" for additional information.

(7)
Book value per common share is calculated using Maiden common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding.

(8)
Diluted book value per common share is calculated by dividing Maiden common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards).

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
Non-GAAP operating earnings and non-GAAP operating earnings per common share: Management believes that the use of non-GAAP operating earnings and diluted non-GAAP operating earnings per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating earnings are an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; (3) amortization of intangible assets; (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested excess & surplus ("E&S") business; and (5) non-cash deferred tax expenses. We exclude net realized gains or losses on investment, and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.
Non-GAAP operating earnings and non-GAAP diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2017	2016
	($ in thousands except per share data)
Net income attributable to Maiden common shareholders	$20,490	$27,216
Add (subtract):
Net realized gains on investment	(885)	(2,277)
Foreign exchange losses (gains)	1,921	(267)
Amortization of intangible assets	533	615
Divested E&S business and NGHC run-off	289	2,770
Non-cash deferred tax expense	290	290
Non-GAAP operating earnings attributable to Maiden common shareholders	$22,638	$28,347

Diluted earnings per share attributable to Maiden common shareholders	$0.23	$0.35
Add (subtract):
Net realized gains on investment	(0.01)	(0.03)
Foreign exchange losses	0.02	—
Amortization of intangible assets	0.01	0.01
Divested E&S business and NGHC run-off	—	0.03
Non-cash deferred tax expense	0.01	0.01
Non-GAAP diluted operating earnings per common share	$0.26	$0.37
Non-GAAP operating earnings attributable to Maiden common shareholders decreased by $5.7 million, or 20.1% for the three months ended March 31, 2017 compared to March 31, 2016. This was due to an $11.8 million decline in underwriting income for the three months ended March 31, 2017, the majority of which was caused by higher initial loss ratios and adverse prior year development in the AmTrust Reinsurance segment. The decline in underwriting income during the three months ended March 31, 2017 was partially offset by the $5.9 million increase in net investment income.

Non-GAAP Operating Return on Average Common Equity ("Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set, as a target, a long-term average of 15% Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business.
Operating ROACE for the three months ended March 31, 2017 and 2016 was computed as follows:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
Non-GAAP operating earnings attributable to Maiden common shareholders	$22,638	$28,347
Opening Maiden common shareholders’ equity	$1,045,797	$867,821
Ending Maiden common shareholders’ equity	$1,054,759	$979,043
Average Maiden common shareholders’ equity	$1,050,278	$923,432
Operating ROACE	8.7%	12.3%
Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At March 31, 2017, both book value per common share and diluted book value per common share increased by 0.6%, compared to December 31, 2016, (see "Liquidity and Capital Resources - Investments" on page 44 for further information). Book value and diluted book value per common share at March 31, 2017 and December 31, 2016 were computed as follows:

	March 31, 2017	December 31, 2016
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$1,054,759	$1,045,797
Proceeds from assumed conversion of dilutive options	11,261	13,383
Numerator for diluted book value per common share calculation	$1,066,020	$1,059,180

Common shares outstanding	86,553,324	86,271,109
Shares issued from assumed conversion of dilutive options and restricted share units	1,754,720	1,961,457
Denominator for diluted book value per common share calculation	88,308,044	88,232,566

Book value per common share	$12.19	$12.12
Diluted book value per common share	$12.07	$12.00
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at March 31, 2017 and December 31, 2016 was computed as follows:

	March 31, 2017	December 31, 2016
	($ in thousands)
Senior notes - principal amount	$362,500	$362,500
Maiden shareholders’ equity	1,369,759	1,360,797
Total capital resources	$1,732,259	$1,723,297
Ratio of debt to total capital resources	20.9%	21.0%

Certain Operating Measures and Relevant Factors
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.
Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included in the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
Gross premiums written	$923,427	$864,114
Net premiums written	$900,548	$792,831
Net premiums earned	$709,484	$616,009
Other insurance revenue	3,781	4,826
Net loss and LAE	(480,569)	(403,621)
Commission and other acquisition expenses	(222,029)	(195,068)
General and administrative expenses	(9,535)	(9,186)
Underwriting income	1,132	12,960
Other general and administrative expenses	(7,879)	(6,310)
Net investment income	42,157	36,302
Net realized gains on investment	885	2,277
Amortization of intangible assets	(533)	(615)
Foreign exchange (losses) gains	(1,921)	267
Interest and amortization expenses	(6,856)	(7,265)
Income tax expense	(484)	(787)
Net Income	26,501	36,829
Loss attributable to noncontrolling interests	22	64
Dividends on preference shares	(6,033)	(9,677)
Net income attributable to Maiden common shareholders	$20,490	$27,216

Ratios
Net loss and LAE ratio(1)	67.4%	65.0%
Commission and other acquisition expense ratio(2)	31.1%	31.4%
General and administrative expense ratio(3)	2.4%	2.5%
Expense ratio(4)	33.5%	33.9%
Combined ratio(5)	100.9%	98.9%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income
Net income attributable to Maiden common shareholders for the three months ended March 31, 2017 decreased to $20.5 million from $27.2 million for the same period in 2016. The factors that contributed to this net decrease were as follows:

•
In the Diversified Reinsurance segment, we recorded $6.2 million of adverse development which was largely due to a higher than expected loss emergence in pro-rata and facultative commercial auto liability business and a non-recurring charge in the tail assumption for a large German personal auto account in International personal auto. In the AmTrust Reinsurance segment, we recorded a higher initial loss ratio than in the prior year and net adverse development of $10.3 million, primarily related to higher than expected general liability and workers compensation loss emergence; and

•
foreign exchange losses of $1.9 million for the three months ended March 31, 2017 compared to foreign exchange gains of $0.3 million for the same period in 2016 due to the strengthening of euro and British pound against the U.S. dollar.

The decreases above were offset by the following:

•
increase in investment income of $5.9 million or 16.1%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase reflects the growth in average invested assets of 8.4% from the same period in 2016 and increase in average yields to 3.3% during the three months ended March 31, 2017 compared to 3.1% during the same period in 2016.

Net Premiums Written
Net premiums written increased by $107.7 million, or 13.6%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in net premiums written was due to the continuing growth in business written in both our Diversified Reinsurance and AmTrust Reinsurance segments and the $41.9 million reduction in premiums retroceded to a highly rated global insurer from both segments during the quarter compared to the same period in 2016.
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
($ in thousands)
Diversified Reinsurance	$327,496	36.4%	$286,136	36.1%	$41,360	14.5%
AmTrust Reinsurance	573,052	63.6%	506,695	63.9%	66,357	13.1%
Total	$900,548	100.0%	$792,831	100.0%	$107,717	13.6%
The $66.4 million increase in net premiums written in our AmTrust Reinsurance segment for the three months ended March 31, 2017 compared to the same period in 2016 is due to continued expansion through a combination of acquisitions and ongoing organic growth in all lines of business as well as a reduction in the corporate retrocessional program for 2017. Please refer to the analysis of our AmTrust Reinsurance segment on page 41 for further details.
The $41.4 million increase in net premiums written in our Diversified Reinsurance segment for the three months ended March 31, 2017 compared to the same period in 2016 was mainly due to growth in our Diversified Reinsurance segment's U.S. property and casualty premiums as well as a reduction in the corporate retrocessional program for 2017. Please refer to the analysis of our Diversified Reinsurance segment on page 39 for further details.

Net Premiums Earned
Net premiums earned increased by $93.5 million or 15.2% for the three months ended March 31, 2017 compared to the same period in 2016. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Three Months Ended March 31,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
($ in thousands)
Diversified Reinsurance	$201,842	28.5%	$172,256	28.0%	$29,586	17.2%
AmTrust Quota Share Reinsurance	507,642	71.5%	443,753	72.0%	63,889	14.4%
Total	$709,484	100.0%	$616,009	100.0%	$93,475	15.2%
The $63.9 million increase in net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2017 compared to 2016 reflects the impact of AmTrust's ongoing organic growth and acquisitions as well as a reduction in the corporate retrocessional program for 2017. Please refer to the analysis of our AmTrust Reinsurance segment on page 41 for further discussion.
Net premiums earned in our Diversified Reinsurance segment increased by $29.6 million or 17.2% for the three months ended March 31, 2017 compared to the same period in 2016. Earned premiums increased due to the impact of higher 2016 net premiums written for the segment as well as a reduction in the corporate retrocessional program for 2017. Please refer to the analysis of our Diversified Reinsurance segment on page 39 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 40 for further discussion.
Net Investment Income and Net Realized Gains on Investment
For the three months ended March 31, 2017, net investment income increased by 16.1% compared to the same period in 2016 due to the growth in average invested assets of 8.4%. Additionally, the increase in net investment income was attributed to the call of four securities which generated an additional amortization income of $3.0 million.
Net realized gains on investment were $0.9 million for the three months ended March 31, 2017, compared to $2.3 million for the same period in 2016.
The following table details the Company's average invested assets and average book yield for the three months ended March 31, 2017 compared to the same period in 2016:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
Average invested assets(1)	$5,085,661	$4,692,775
Average book yield(2)	3.3%	3.1%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.
Net Loss and Loss Adjustment Expenses
Net loss and LAE increased by $76.9 million, or 19.1%, for the three months ended March 31, 2017 compared to the same period in 2016. This increase reflects the continued growth of the business combined with adverse development from both operating segments amounting to $16.8 million.
The net loss and LAE ratios were 67.4% and 65.0% for the three months ended March 31, 2017 and 2016, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, combined with adverse development in both our Diversified Reinsurance and AmTrust Reinsurance segments, the combined ratio increased by 2.0 points for the three months ended March 31, 2017 compared to 2016.

Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $27.0 million or 13.8% for the three months ended March 31, 2017 compared to 2016. The commission and other acquisition expense ratio decreased to 31.1% for the three months ended March 31, 2017 compared to 31.4% for the same period in 2016. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
General and administrative expenses – segments	$9,535	$9,186
General and administrative expenses – corporate	7,879	6,310
Total general and administrative expenses	$17,414	$15,496
Total general and administrative expenses increased by $1.9 million, or 12.4%, for the three months ended March 31, 2017 compared to the same period in 2016. The increase in total general and administrative expenses is primarily due to an increase in legal and other professional fees. The general and administrative expense ratio decreased to 2.4% for the three months ended March 31, 2017 from 2.5% for the three months ended March 31, 2016.
Interest and Amortization Expenses
The interest and amortization expenses related to our Senior Notes were $6.9 million for the three months ended March 31, 2017 compared to $7.3 million for the same period in 2016. The weighted average effective interest rate for the Company's debt was 7.82% for the three months ended March 31, 2017 compared to 8.25% in the first quarter of 2016. The decrease in interest expenses was due to the refinancing of a prior debt issue with an interest rate of 8.25% with the 6.625% 2016 Senior Notes in June 2016. Refer to "Notes to Condensed Consolidated Financial Statements Note 6. Long Term Debt" for details on the Company’s Senior Notes.
Income Tax Expense
The Company recorded income tax expense of $0.5 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 1.8% for the three months ended March 31, 2017 compared to 2.1% for the same period in 2016.
Dividends on Preference Shares
For the three months ended March 31, 2017, dividends paid to preference shareholders decreased by $3.6 million or 37.7% compared to the same period in 2016. The decrease is attributable to the conversion of the Mandatory Convertible Preference Shares - Series B on September 15, 2016.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment were as follows:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
Gross premiums written	$332,045	$315,804
Net premiums written	327,496	286,136
Net premiums earned	201,842	172,256
Other insurance revenue	3,781	4,826
Net loss and LAE	(138,649)	(119,076)
Commission and other acquisition expenses	(57,945)	(54,531)
General and administrative expenses	(8,730)	(8,600)
Underwriting income (loss)	$299	$(5,125)
Ratios
Net loss and LAE ratio	67.5%	67.2%
Commission and other acquisition expense ratio	28.2%	30.8%
General and administrative expense ratio	4.2%	4.9%
Expense ratio	32.4%	35.7%
Combined ratio	99.9%	102.9%
The combined ratio decreased to 99.9% for the three months ended March 31, 2017 compared to 102.9% in the same period in 2016. The combined ratio improvement reflects lower reserve development in the first quarter of 2017 versus the same period in 2016. The ratio also reflects higher initial expected loss ratios for premiums earning in the quarter due to the reunderwriting of the commercial auto book of business due to previously reported adverse development.
Premiums - Gross premiums written increased by $16.2 million, or 5.1% for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to growth resulting from existing client accounts and premium from new customers won during the period offset by the decline in International business premiums written of $1.7 million.
Net premiums written increased by $41.4 million or 14.5% for the three months ended March 31, 2017, compared to the same period in 2016 due to the same circumstances as described above related to this segment's gross premiums written. The increase also included a reduction in premiums retroceded of $18.7 million during the three months ended March 31, 2017 compared to the same period in 2016. The table below illustrates net premiums written by line of business in this segment:

For the Three Months Ended March 31,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$73,377	22.4%	$61,869	21.6%	$11,508	18.6%
Casualty	177,558	54.2%	155,280	54.3%	22,278	14.3%
Accident and Health	48,649	14.9%	39,572	13.8%	9,077	22.9%
International	27,912	8.5%	29,415	10.3%	(1,503)	(5.1)%
Total Diversified Reinsurance	$327,496	100.0%	$286,136	100.0%	$41,360	14.5%

Net premiums earned increased by $29.6 million or 17.2% during the three months ended March 31, 2017 compared to the same period in 2016. The table below shows net premiums earned by line of business:

For the Three Months Ended March 31,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$39,894	19.8%	$32,710	19.0%	$7,184	22.0%
Casualty	123,150	61.0%	100,166	58.2%	22,984	22.9%
Accident and Health	20,689	10.2%	17,804	10.3%	2,885	16.2%
International	18,109	9.0%	21,576	12.5%	(3,467)	(16.1)%
Total Diversified Reinsurance	$201,842	100.0%	$172,256	100.0%	$29,586	17.2%
Within our Diversified Reinsurance segment, the business written by Maiden US experienced an increase in net premiums earned for the three months ended March 31, 2017 compared to the same period in 2016 due to higher premiums written in 2016 and the impact of lower ceded premiums related to the retrocessional quota share agreement entered in 2015. The increase, however, was slightly reduced by the decline in earned premiums from the International business of $3.5 million.
Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company decreased by $1.0 million for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was mainly caused by weaker auto sales in Europe.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $19.6 million or 16.4% for the three months ended March 31, 2017 compared to the same period in 2016. Net loss and LAE ratios were 67.5% and 67.2% for the three months ended March 31, 2017 and 2016, respectively, reflecting further net adverse development of $6.2 million, primarily from commercial auto liability in Maiden US of $2.4 million and $2.5 million of adverse development in International personal auto.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, the combined ratio decreased by 3.0 points for the three months ended March 31, 2017 compared to first quarter of 2016.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $3.4 million or 6.3% for the three months ended March 31, 2017 compared to the same period in 2016. The commission and other acquisition expense ratios decreased to 28.2% for the three months ended March 31, 2017 compared to 30.8% for the same period in 2016. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses increased by $0.1 million or 1.5% for the three months ended March 31, 2017 compared to the same period in 2016. The general and administrative expense ratio was 4.2% and 4.9% for the three months ended March 31, 2017 and 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) was 32.4% and 35.7% for the three months ended March 31, 2017 and 2016, respectively.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported strong growth in premiums in each of the comparative periods reported. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three months ended March 31, 2017 and 2016 were as follows:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
Gross premiums written	$591,382	$548,310
Net premiums written	573,052	506,695
Net premiums earned	507,642	443,753
Net loss and LAE	(341,631)	(281,774)
Commission and other acquisition expenses	(164,084)	(140,538)
General and administrative expenses	(805)	(586)
Underwriting income	$1,122	$20,855
Ratios
Net loss and LAE ratio	67.3%	63.5%
Commission and other acquisition expense ratio	32.3%	31.7%
General and administrative expense ratio	0.2%	0.1%
Expense ratio	32.5%	31.8%
Combined ratio	99.8%	95.3%
The AmTrust Reinsurance segment continued to experience growth during the three months ended March 31, 2017 compared to the same period in 2016. However, the segment experienced an increase in the combined ratio to 99.8% for the three months ended March 31, 2017 compared to 95.3% in the first quarter of 2016 largely due to the use of a higher initial loss ratio as well as unfavorable development on reserves of $10.3 million related primarily to general liability and workers compensation in the first quarter of 2017 compared to the same period in 2016.
Premiums - Gross premiums written increased by $43.1 million or 7.9% for the three months ended March 31, 2017 compared to the same period in 2016. Growth in our AmTrust Reinsurance segment is due to the continued expansion through a combination of acquisitions and ongoing organic growth in all lines of business ceded to Maiden.
The table below shows net premiums written by this segment for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$392,566	68.5%	$362,499	71.5%	$30,067	8.3%
Specialty Program	91,869	16.0%	76,791	15.2%	15,078	19.6%
Specialty Risk and Extended Warranty	88,617	15.5%	67,405	13.3%	21,212	31.5%
Total AmTrust Reinsurance	$573,052	100.0%	$506,695	100.0%	$66,357	13.1%
The increase in net premiums written included the reduction in the premiums retroceded to a highly rated global insurer of $23.3 million during the three months ended March 31, 2017 compared to the same period in 2016.

Net premiums earned increased by $63.9 million or 14.4% for the three months ended March 31, 2017 compared to the same period in 2016. The increase is primarily due to AmTrust's prior year written premium growth as well as to lower utilization of retrocessional capacity.
The table below details net premiums earned by line of business for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$316,909	62.5%	$264,491	59.6%	$52,418	19.8%
Specialty Program	99,748	19.6%	84,199	19.0%	15,549	18.5%
Specialty Risk and Extended Warranty	90,985	17.9%	95,063	21.4%	(4,078)	(4.3)%
Total AmTrust Reinsurance	$507,642	100.0%	$443,753	100.0%	$63,889	14.4%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $59.9 million or 21.2% for the three months ended March 31, 2017 compared to the same period in 2016. Net loss and LAE ratios were 67.3% and 63.5% for the three months ended March 31, 2017 and 2016, respectively. The net loss and LAE ratio increased largely due to the reserve increase during the quarter, which primarily affected the worker's compensation and program general liability reserves as well as the use of a higher initial loss ratio for the master quota share in the first quarter of 2017 as compared to the first quarter of 2016.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $23.5 million or 16.8% for the three months ended March 31, 2017 compared to the same quarter in 2016. The commission and other acquisition expense ratio increased to 32.3% for the three months ended March 31, 2017 compared to 31.7% in the same period in 2016. The increase in the ratio during the three months ended March 31, 2017 compared to the comparative period in 2016 reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share. The commission ratio is also affected by the change in the commission on the retroceded premium during three months ended March 31, 2017 versus the same period in 2016.
General and Administrative Expenses - General and administrative expenses increased by $0.2 million, or 37.4%, for the three months ended March 31, 2017 compared to the same period in 2016. The general and administrative expense ratio increased slightly to 0.2% from 0.1% for the three months ended March 31, 2017 and 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) was 32.5% and 31.8% for the three months ended March 31, 2017 and 2016, respectively.

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
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.
Our sources of funds primarily consist of premium receipts net of commissions and brokerage, investment income, net proceeds from capital raising activities, which may include the issuance of debt and common and preference shares, and proceeds from sales and redemption of investments. Cash is used primarily to pay loss and LAE, ceded reinsurance premium, general and administrative expenses, interest expense and dividends, with the remainder in excess of our operating requirements, made available to our investment managers for investment in accordance with our investment policy.
The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31,	2017	2016
	($ in thousands)
Operating activities	$45,442	$9,004
Investing activities	11,190	3,128
Financing activities	(19,038)	(20,127)
Effect of exchange rate changes on foreign currency cash	196	3,594
Total increase (decrease) in cash and cash equivalents	$37,790	$(4,401)
Cash Flows from Operating Activities
Cash flows from operations for the three months ended March 31, 2017 were $45.4 million compared to $9.0 million for the three months ended March 31, 2016, a 404.7% increase. This increase in cash flows from operating activities arises primarily because the cash from operating activities for the three months ended March 31, 2016 was unusually low due to the settlement of the $107.0 million commutation with AmTrust during the first quarter of 2016.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $11.2 million for the three months ended March 31, 2017 compared to $3.1 million for the same period in 2016. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. For the three months ended March 31, 2017, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $17.0 million. This inflow was offset by the increase in restricted cash and cash equivalents of $5.6 million combined with net payments from other investing activities of $0.2 million.
Cash Flows from Financing Activities
Cash flows used in financing activities were $19.0 million for the three months ended March 31, 2017 compared to $20.1 million for the same period in 2016. The decrease in net cash outflow for the three months ended March 31, 2017 compared to the same period in 2016 was due to the decrease in dividends paid on preference shares of $3.6 million, offset by the increase in dividends paid to common shareholders of $2.6 million.
Restrictions, Collateral and Specific Requirements

The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.
At both March 31, 2017 and December 31, 2016, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.4 billion. This collateral represents 90.2% and 90.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2017 and December 31, 2016, respectively. The $48.1 million increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth.

Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are designated as either available-for-sale ("AFS") or held-to-maturity ("HTM"). In 2016 and 2015, the Company designated certain corporate bonds previously classified as AFS to HTM to reflect our intention of holding these corporate bonds until maturity. See "Notes to Condensed Consolidated Financial Statements Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the three months ended March 31, 2017, the yield on the 10-year U.S. Treasury bond decreased by 5 basis points to 2.40%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates during the three months ended March 31, 2017 reflects similar market conditions which prevailed at prior year end in regard to sustained improving economy along with expectations that near–term economic conditions would be more influenced by fiscal policy in the U.S. and internationally, as opposed to monetary policy as has been experienced in recent years.
The movement in unrealized gain/loss in our AFS fixed maturity portfolio was a net gain of $7.9 million primarily due to foreign exchange gains of $8.5 million arising on our non-U.S. dollar denominated investment portfolio, primarily on our euro-denominated investments, following the strengthening of the euro versus the U.S. dollar during the three months ended March 31, 2017. These increases were substantially offset by increases in our non-U.S. dollar net liabilities which are reflected in the movement in our cumulative translation adjustment, which is also a component of accumulated other comprehensive income ("AOCI"), in our shareholders' equity. See "Liquidity and Capital Resources - Capital Resources" on page 49 for further information.
At March 31, 2017, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. However, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At March 31, 2017 and December 31, 2016, these respective durations in years were as follows:

	March 31, 2017	December 31, 2016
Fixed maturities and cash and cash equivalents	4.9	4.9
Reserve for loss and LAE	3.8	3.8
At March 31, 2017 and December 31, 2016 the weighted average duration of our fixed maturity investment portfolio and reserve for loss and LAE was effectively unchanged.
The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS").

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

March 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,188	$211	$(10)	$5,389	3.0%	2.1
U.S. agency bonds – mortgage-backed	1,679,527	11,079	(19,131)	1,671,475	2.9%	5.2
U.S. agency bonds – other	18,082	18	—	18,100	3.2%	8.7
Non-U.S. government and supranational bonds	30,420	105	(4,169)	26,356	2.5%	3.2
Asset-backed securities	244,392	3,850	(79)	248,163	4.6%	2.3
Corporate bonds	1,954,125	32,340	(53,327)	1,933,138	3.4%	5.3
Municipal bonds	62,207	3,079	—	65,286	4.2%	6.3
Total AFS fixed maturities	3,993,941	50,682	(76,716)	3,967,907	3.2%	5.1
HTM fixed maturities
Corporate bonds	750,554	18,788	(1,685)	767,657	3.6%	5.0
Total HTM fixed maturities	750,554	18,788	(1,685)	767,657
Cash and cash equivalents	193,234	—	—	193,234	0.1%	0.0
Total	$4,937,729	$69,470	$(78,401)	$4,928,798	3.2%	4.9

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,186	$238	$(11)	$5,413	3.0%	2.4
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038	2.8%	4.9
U.S. agency bonds – other	18,082	20	—	18,102	3.2%	8.9
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934	2.4%	3.4
Asset-backed securities	217,232	3,713	(69)	220,876	4.6%	2.5
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205	3.5%	5.4
Municipal bonds	62,201	2,897	—	65,098	4.2%	6.5
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666	3.2%	5.1
HTM fixed maturities
Corporate bonds	752,212	16,370	(2,447)	766,135	3.6%	5.2
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Cash and cash equivalents	149,535	—	—	149,535	0.1%	0.0
Total	$4,907,389	$67,129	$(87,182)	$4,887,336	3.2%	4.9

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
	($ in thousands)
Due in one year or less	$49,562	$20,755	$61,219	$—
Due after one year through five years	634,020	285,460	560,141	260,557
Due after five years through ten years	1,332,615	439,252	1,371,356	486,568
Due after ten years	32,072	5,087	42,036	5,087
	2,048,269	750,554	2,034,752	752,212
U.S. agency bonds – mortgage-backed	1,671,475	—	1,716,038	—
Asset-backed securities	248,163	—	220,876	—
Total fixed maturities	$3,967,907	$750,554	$3,971,666	$752,212
Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$380,686	22.5%	$368,142	21.2%
FNMA – fixed rate	767,255	45.4%	800,947	46.2%
FNMA – variable rate	16,382	1.0%	17,761	1.0%
FHLMC – fixed rate	502,183	29.7%	523,983	30.2%
FHLMC – variable rate	4,969	0.3%	5,205	0.3%
Total U.S. agency bonds - mortgage-backed	1,671,475	98.9%	1,716,038	98.9%
Non-MBS fixed rate agency bonds	18,100	1.1%	18,102	1.1%
Total U.S. agency bonds	$1,689,575	100.0%	$1,734,140	100.0%
The following table provides a summary of changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

For the Three Months Ended March 31,	2017	2016
Agency MBS:	($ in thousands)
Beginning balance	$1,716,038	$1,476,991
Purchases	25,000	49,734
Sales, calls and paydowns	(64,708)	(59,323)
Net realized gains on sales – included in net income	—	230
Change in net unrealized losses – included in other comprehensive income	(3,653)	25,642
Amortization of bond premium and discount	(1,202)	(1,120)
Ending balance	$1,671,475	$1,492,154
Our Agency MBS portfolio is 35.4% of our fixed maturity investments at March 31, 2017. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.
At March 31, 2017 and December 31, 2016, 96.6% and 96.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2017 and December 31, 2016 were as follows:

	Ratings(1)
March 31, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.3%	1.9%	$206,495	7.7%
Communications	—%	0.5%	1.3%	5.8%	0.4%	216,578	8.0%
Consumer	—%	0.5%	13.4%	11.0%	0.1%	675,726	25.0%
Energy	—%	1.0%	3.7%	3.0%	2.0%	261,918	9.7%
Financial Institutions	1.3%	2.3%	21.4%	13.3%	0.2%	1,038,450	38.5%
Industrials	—%	0.7%	1.7%	3.2%	0.7%	170,929	6.3%
Technology	—%	2.2%	1.1%	0.8%	0.7%	130,699	4.8%
Total Corporate bonds	1.3%	7.2%	44.1%	41.4%	6.0%	$2,700,795	100.0%

	Ratings(1)
December 31, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	2.4%	$213,904	8.0%
Communications	—%	0.5%	1.3%	6.6%	—%	223,984	8.4%
Consumer	—%	0.4%	14.9%	8.9%	0.3%	657,717	24.5%
Energy	—%	1.0%	3.8%	2.7%	2.1%	256,449	9.6%
Financial Institutions	1.4%	2.3%	22.1%	12.6%	0.2%	1,035,759	38.6%
Industrials	—%	0.8%	2.0%	2.9%	0.6%	170,030	6.3%
Technology	—%	2.2%	1.1%	0.6%	0.7%	124,497	4.6%
Total Corporate bonds	1.4%	7.2%	46.7%	38.4%	6.3%	$2,682,340	100.0%

(1)	Ratings as assigned by S&P, or equivalent

The Company’s ten largest corporate holdings, all of which are U.S. dollar denominated and 60.7% of which are in the Financial Institutions sector, at March 31, 2017 as carried at fair value and as a percentage of all fixed income securities were as follows:

March 31, 2017	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	$26,082	0.6%	AA-
Australia and New Zealand Banking Group, 3.70% Due 11/16/2025	26,035	0.6%	AA-
Morgan Stanley, 4.00% Due 7/23/2025	25,778	0.5%	BBB+
BNP Paribas, 5.00% Due 1/15/2021	20,676	0.5%	A
JP Morgan Chase & Co, 3.90% Due 7/15/2025	20,674	0.4%	A-
Vale Overseas Ltd, 4.375% Due 1/11/2022	20,332	0.4%	BBB-
Gilead Sciences Inc, 3.65% Due 3/1/2026	20,182	0.4%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	20,134	0.4%	A-
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	20,107	0.4%	A+
IBM Corporation, 7.00% Due 10/30/2025	19,897	0.4%	AA-
Total	$219,897	4.6%

(1)	Ratings as assigned by S&P, or equivalent
We own the following securities not denominated in U.S. dollars:

	March 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)		($ in thousands)
Non-U.S. dollar denominated corporate bonds	$370,433	93.6%	$345,646	92.3%
Non-U.S. government and supranational bonds	25,397	6.4%	28,980	7.7%
Total non-U.S. dollar denominated AFS securities	$395,830	100.0%	$374,626	100.0%
These securities are invested in the following currencies:

	March 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)		($ in thousands)
Euro	$336,619	85.0%	$315,768	84.3%
British Pound	39,674	10.0%	39,154	10.5%
Australian Dollar	10,797	2.7%	10,089	2.7%
Canadian Dollar	4,129	1.0%	3,360	0.9%
All other	4,611	1.3%	6,255	1.6%
Total non-U.S. dollar denominated AFS securities	$395,830	100.0%	$374,626	100.0%
The net increase in non-U.S. denominated fixed maturities is primarily due to purchases. We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at March 31, 2017 and December 31, 2016. At March 31, 2017 and December 31, 2016, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P.

For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	March 31, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
	($ in thousands)		($ in thousands)
AAA	$34,673	9.4%	$31,704	9.2%
AA+, AA, AA-	31,211	8.4%	30,535	8.8%
A+, A, A-	149,868	40.5%	161,845	46.8%
BBB+, BBB, BBB-	147,529	39.8%	114,456	33.1%
BB+ or lower	7,152	1.9%	7,106	2.1%
Total non-U.S. dollar denominated corporate bonds	$370,433	100.0%	$345,646	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.
Other Balance Sheet Changes
The following summarizes other material balance sheet changes of the Company at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	Change	Change
	($ in thousands)%
Reinsurance balances receivable, net	$615,556	$410,166	$205,390	50.1%
Reserve for loss and LAE	2,991,604	2,896,496	95,108	3.3%
Unearned premiums	1,670,884	1,475,506	195,378	13.2%
The increase in reinsurance balances receivable, net, reserve for loss and LAE and unearned premiums during the first quarter of 2017 versus December 31, 2016 was primarily due to the continued growth in both our operating segments combined with the impact of greater number of renewals in the first quarter relative to renewals in the fourth quarter. The increase in reserve for net loss and LAE was also the result of a higher initial loss ratio for the AmTrust master quota share and adverse development experienced mainly in the worker's compensation and general liability reserves in the first quarter of 2017.
Capital Resources
Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources were $1,732.3 million at March 31, 2017, a $9.0 million, or 0.5%, net increase from $1,723.3 million at December 31, 2016.
The following table shows the movement in total capital resources at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016	Change	Change
	($ in thousands)%
Preference shares	$315,000	$315,000	$—	—%
Common shareholders' equity	1,054,759	1,045,797	8,962	0.9%
Total Maiden shareholders' equity	1,369,759	1,360,797	8,962	0.7%
Senior Notes - principal amount	362,500	362,500	—	—%
Total capital resources	$1,732,259	$1,723,297	$8,962	0.5%

The major factors contributing to the net increase in capital resources were as follows:
Maiden shareholders' equity
Total Maiden shareholders' equity at March 31, 2017 increased by $9.0 million, or 0.7%, compared to December 31, 2016 primarily due to:

•	net income attributable to Maiden of $26.5 million. See "Results of Operations - Net Income" on page 36 for a discussion of the Company’s net income for the three months ended March 31, 2017;

•
net increase in AOCI of $0.6 million. This increase arose due to: 1) increase in AOCI of $6.8 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $0.3 million relating to market price movements and increase in our non-U.S. dollar denominated investment portfolio of $6.5 million. The increase in our non-U.S. dollar denominated investment portfolio was $8.5 million as a result of the strengthening of euro and British pound, relative to U.S. dollar at March 31, 2017 compared to December 31, 2016 offset by $2.0 million decrease as a result of market price movements; and offset by 2) decrease in cumulative translation adjustments of $6.2 million due to the effect of the appreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities); and

•	net increase resulting from share based transactions of $0.9 million.
These increases were offset by dividends declared of $19.0 million related to the Company’s common and preferred shares.
On July 24, 2014, the Company's Board of Directors has approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Please refer to "Notes to Condensed Consolidated Financial Statements Note 11. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at March 31, 2017 and December 31, 2016.
Senior Notes

There were no changes in the Company’s Senior Notes at March 31, 2017 compared to December 31, 2016 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2017. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s Senior Notes.

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

Financial Strength Ratings

Our principal operating subsidiaries are rated "BBB+" (Good) with a stable outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels. On September 1, 2016, A.M. Best Company ("A.M. Best") upgraded our principal operating subsidiaries' financial strength rating to A (Excellent) with a stable outlook, which rating is the third highest of sixteen rating levels, from A- (Excellent) with a positive outlook, as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Aggregate Contractual Obligations
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At March 31, 2017, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At March 31, 2017, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses amounted to $1.9 million during the three months ended March 31, 2017 compared to net foreign exchange gains of $0.3 million for the same period in 2016.
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
Off-Balance Sheet Arrangements
At March 31, 2017, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2017, we had AFS fixed maturity securities with a fair value of $4.0 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at March 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at March 31, 2017:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$3,580,979	$(386,928)	(28.2)%
100 basis point increase	3,767,213	(200,694)	(14.7)%
No change	3,967,907	—	—%
100 basis point decrease	4,177,795	209,888	15.3%
200 basis point decrease	4,394,351	426,444	31.1%
The interest rate sensitivity on the $168.0 million loan to related party which carries an interest rate of one month LIBOR plus 90 basis points, with an increase of 100 and 200 basis points in LIBOR would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis, but would not affect the carrying value of the loan.
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2016.
The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Ratings(1)
AA+ or better	40.3%	41.3%
AA, AA-, A+, A, A-	32.3%	33.2%
BBB+, BBB, BBB-	24.1%	22.0%
BB+ or lower	3.3%	3.5%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2017, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (see "Liquidity and Capital Resources - Investments" on page 44), with the single largest corporate issuer and the top 10 corporate issuers accounting for only 0.6% and 4.6% of the Company’s total fixed income securities, respectively.

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
The Company has exposure to credit risk, as it relates to its business written through brokers if any, if the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. See "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed with the SEC on March 6, 2017 for detailed information on three brokers that accounted for approximately 34.6% of the Company’s gross premiums written in our Diversified Reinsurance segment for the year ended December 31, 2016.
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at March 31, 2017 were $615.6 million, including balances both currently due and accrued.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2017.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $108.8 million at March 31, 2017 compared to $99.9 million at December 31, 2016. At March 31, 2017, $55.4 million or 50.9% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (December 31, 2016 - $54.8 million or 54.8% and with credit rating of A+). Furthermore, at both March 31, 2017 and December 31, 2016, $12.8 million or 11.8% (December 31, 2016 - 12.8%) of these reinsurance recoverables relate to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
A or better	98.4%	97.2%
B++ or worse	1.6%	2.8%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the three months ended March 31, 2017 and as at March 31, 2017, 7.0% of our net premiums written and 10.7% of our reserve for loss and LAE were transacted in euro, respectively.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2017, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $3.2 million and $6.4 million, respectively.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
There are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2016 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2(a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details the repurchases that were made during the three months ended March 31, 2017, which represent withholdings from employees in respect of tax obligations on the vesting of restricted shares:

For the Three Months Ended March 31, 2017	Total number of shares repurchased*	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
January 1, 2017 - January 31, 2017	—	$—	—	$75,000
February 1, 2017 - February 28, 2017	4,202	$16.79	—	$75,000
March 1, 2017 - March 31, 2017	33,920	$14.85	—	$75,000
Total	38,122	$15.06	—	$75,000
*From time to time, we purchase shares in connection with the vesting of restricted stock awards granted to our employees under our 2007 Share Incentive Plan. The purchase of these shares is separately authorized and is not part of our Board-authorized share repurchase program, described below.

On July 24, 2014, the Company's Board of Directors approved the repurchase of up to $75.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.

Subsequent to the three months ended March 31, 2017 and through the period ended May 10, 2017, the Company did not repurchase any additional common shares.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Executive Ownership and Sales
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
Submission of Matters to a Vote of Security Holders
(a) The 2017 Annual General Meeting of Shareholders of the Company was held on May 2, 2017.
(b) Matters voted on at the meeting and the number of votes cast:
1. To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2018 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	56,167,266	5,696,200	14,103,257
Simcha G. Lyons	57,675,746	4,187,720	14,103,257
Raymond M. Neff	59,535,031	2,328,435	14,103,257
Yehuda L. Neuberger	53,677,509	8,185,957	14,103,257
Steven H. Nigro	59,541,656	2,321,810	14,103,257
2. To adopt the amended Bye-Laws of the Company:

Votes For	% Votes For	Votes Against	% Votes Against	Abstain	Broker Non-Vote
61,359,962	70.92%	412,724	0.48%	90,781	14,103,256

3. To vote on a non-binding advisory resolution to approve the compensation of certain of our executive officers:

Votes For	% Votes For	Votes Against	% Votes Against	Abstain	Broker Non-Vote
58,958,450	68.14%	2,717,078	3.14%	187,935	14,103,260

4. To vote on a non-binding advisory proposal to determine the frequency (whether annual, biennial or triennial) with which shareholders of the Company shall be entitled to have an advisory vote on executive compensation:

Every 1 Year	Every 2 Years	Every 3 Years	Abstain	Broker Non-Vote
40,273,429	65,110	21,393,503	125,420	14,109,261

5. The appointment of Deloitte Ltd. as the Company’s independent registered public accounting firm for the 2017 fiscal year:

Votes For	% Votes For	Votes Against	% Votes Against	Abstain	Broker Non-Vote
75,785,725	87.59%	112,639	0.13%	68,359	—

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
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

MAIDEN HOLDINGS, LTD.
By:
May 10, 2017		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer