Form 10-Q
period 2017-06-30
Maiden Holdings, Ltd.
filed 2017-08-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐ No ☒

As of August 2, 2017, the number of the Registrant's Common Stock ($.01 par value) outstanding was 86,620,529.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2017: $3,692,950; 2016: $4,005,642)	$3,704,761	$3,971,666
Fixed maturities, held to maturity, at amortized cost (fair value 2017: $1,160,694; 2016: $766,135)	1,132,916	752,212
Other investments, at fair value (cost 2017: $10,041; 2016: $10,057)	15,553	13,060
Total investments	4,853,230	4,736,938
Cash and cash equivalents	246,826	45,747
Restricted cash and cash equivalents	190,470	103,788
Accrued investment income	35,773	36,517
Reinsurance balances receivable, net (includes $193,664 and $132,056 from related parties in 2017 and 2016, respectively)	499,756	410,166
Reinsurance recoverable on unpaid losses (includes $2,377 and $5,085 from related parties in 2017 and 2016, respectively)	87,681	99,936
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $408,052 and $339,172 from related parties in 2017 and 2016, respectively)	475,655	424,605
Goodwill and intangible assets, net	76,649	77,715
Other assets	157,214	148,912
Total assets	$6,791,229	$6,252,299
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $1,968,754 and $1,776,784 from related parties in 2017 and 2016, respectively)	$3,110,208	$2,896,496
Unearned premiums (includes $1,269,372 and $1,152,484 from related parties in 2017 and 2016, respectively)	1,644,704	1,475,506
Accrued expenses and other liabilities	152,684	161,334
Liability for investments purchased	128,504	6,402
Senior notes - principal amount	262,500	362,500
Less unamortized issuance costs	8,123	11,091
Senior notes, net	254,377	351,409
Total liabilities	5,290,477	4,891,147
Commitments and Contingencies
EQUITY
Preference shares	465,000	315,000
Common shares ($0.01 par value; 87,708,549 and 87,321,012 shares issued in 2017 and 2016, respectively; 86,620,524 and 86,271,109 shares outstanding in 2017 and 2016, respectively)	877	873
Additional paid-in capital	746,707	749,256
Accumulated other comprehensive income	35,575	14,997
Retained earnings	257,806	285,662
Treasury shares, at cost (1,088,025 and 1,049,903 shares in 2017 and 2016, respectively)	(5,566)	(4,991)
Total Maiden shareholders’ equity	1,500,399	1,360,797
Noncontrolling interests in subsidiaries	353	355
Total equity	1,500,752	1,361,152
Total liabilities and equity	$6,791,229	$6,252,299
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Gross premiums written	$705,198	$688,322	$1,628,625	$1,552,436
Net premiums written	$684,072	$650,427	$1,584,620	$1,443,258
Change in unearned premiums	27,053	(12,863)	(164,011)	(189,685)
Net premiums earned	711,125	637,564	1,420,609	1,253,573
Other insurance revenue	1,547	1,525	5,328	6,351
Net investment income	40,512	35,323	82,669	71,625
Net realized gains on investment	1,572	334	2,457	2,611
Total revenues	754,756	674,746	1,511,063	1,334,160
Expenses
Net loss and loss adjustment expenses	528,620	426,989	1,009,189	830,610
Commission and other acquisition expenses	210,039	185,727	432,068	380,795
General and administrative expenses	15,346	17,290	32,760	32,786
Interest and amortization expenses	6,745	7,193	13,601	14,458
Accelerated amortization of senior note issuance cost	2,809	2,345	2,809	2,345
Amortization of intangible assets	533	615	1,066	1,230
Foreign exchange losses (gains)	6,722	(5,520)	8,643	(5,787)
Total expenses	770,814	634,639	1,500,136	1,256,437
(Loss) income before income taxes	(16,058)	40,107	10,927	77,723
Less: income tax expense	277	220	761	1,007
Net (loss) income	(16,335)	39,887	10,166	76,716
Add: net loss attributable to noncontrolling interests	9	46	31	110
Net (loss) income attributable to Maiden	(16,326)	39,933	10,197	76,826
Dividends on preference shares	(6,033)	(9,023)	(12,066)	(18,700)
Net (loss) income attributable to Maiden common shareholders	$(22,359)	$30,910	$(1,869)	$58,126
Basic (loss) earnings per share attributable to Maiden common shareholders	$(0.26)	$0.42	$(0.02)	$0.79
Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.26)	$0.39	$(0.02)	$0.75
Dividends declared per common share	$0.15	$0.14	$0.30	$0.28
Weighted average number of common shares - basic	86,564,794	73,997,759	86,458,413	73,934,518
Adjusted weighted average number of common shares and assumed conversions - diluted	86,564,794	85,926,626	86,458,413	85,894,062

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income	$(16,335)	$39,887	$10,166	$76,716
Other comprehensive income
Net unrealized holdings gains on available-for-sale fixed maturities arising during the period	41,995	44,356	47,656	147,744
Adjustment for reclassification of net realized (gains) losses recognized in net income	(199)	(448)	896	200
Foreign currency translation adjustment	(21,777)	5,537	(27,975)	(5,197)
Other comprehensive income, before tax	20,019	49,445	20,577	142,747
Income tax (expense) benefit related to components of other comprehensive income	(11)	(3)	30	(39)
Other comprehensive income, after tax	20,008	49,442	20,607	142,708
Comprehensive income	3,673	89,329	30,773	219,424
Net loss attributable to noncontrolling interests	9	46	31	110
Other comprehensive (income) loss attributable to noncontrolling interests	(24)	14	(29)	(15)
Comprehensive (income) loss attributable to noncontrolling interests	(15)	60	2	95
Comprehensive income attributable to Maiden	$3,658	$89,389	$30,775	$219,519

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2017	2016
Preference shares
Beginning balance	$315,000	$480,000
Issuance of preference shares – Series D	150,000	—
Ending balance	465,000	480,000
Common shares
Beginning balance	873	747
Exercise of options and issuance of shares	4	4
Ending balance	877	751
Additional paid-in capital
Beginning balance	749,256	579,178
Exercise of options and issuance of common shares	1,006	438
Share-based compensation expense	1,470	1,836
Issuance costs of preference shares - Series D	(5,025)	—
Ending balance	746,707	581,452
Accumulated other comprehensive income
Beginning balance	14,997	(23,767)
Change in net unrealized gains on investment	48,582	147,905
Foreign currency translation adjustment	(28,004)	(5,212)
Ending balance	35,575	118,926
Retained earnings
Beginning balance	285,662	316,184
Net income attributable to Maiden	10,197	76,826
Dividends on preference shares	(12,066)	(18,700)
Dividends on common shares	(25,987)	(20,734)
Ending balance	257,806	353,576
Treasury shares
Beginning balance	(4,991)	(4,521)
Shares repurchased	(575)	(470)
Ending balance	(5,566)	(4,991)
Noncontrolling interests in subsidiaries
Beginning balance	355	1,278
Acquisition of subsidiary	—	14
Dividend paid to noncontrolling interest	—	(24)
Net loss attributable to noncontrolling interests	(31)	(110)
Foreign currency translation adjustment	29	15
Ending balance	353	1,173
Total equity	$1,500,752	$1,530,887
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2017	2016
Cash flows from operating activities
Net income	$10,166	$76,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	7,480	11,838
Net realized gains on investment	(2,457)	(2,611)
Foreign exchange losses (gains)	8,643	(5,787)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(84,743)	(173,947)
Reinsurance recoverable on unpaid losses	12,441	(19,931)
Accrued investment income	1,132	(233)
Deferred commission and other acquisition expenses	(49,773)	(53,800)
Other assets	(14,669)	(41,288)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	180,462	129,615
Unearned premiums	163,689	217,596
Accrued expenses and other liabilities	(8,859)	26,869
Net cash provided by operating activities	223,512	165,037
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(260,963)	(363,083)
Purchases of other investments	(147)	(92)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	102,394	86,663
Proceeds from maturities and calls of fixed maturities – available-for-sale	205,606	322,342
Proceeds from maturities and calls of fixed maturities – held to maturity	7,856	—
Proceeds from sale and redemption of other investments	388	527
Increase in restricted cash and cash equivalents	(85,946)	(135,417)
Other, net	(864)	(333)
Net cash used in investing activities	(31,676)	(89,393)
Cash flows from financing activities:
Senior notes, net of issuance costs	—	106,535
Redemption of 2012 senior notes	(100,000)	—
Redemption of 2011 senior notes	—	(107,500)
Preference shares, net of issuance costs	145,120	—
Issuance of common shares	1,010	442
Repurchase of common shares	(575)	(470)
Dividends paid – Maiden common shareholders	(25,936)	(20,693)
Dividends paid – preference shares	(12,066)	(18,700)
Net cash provided by (used in) financing activities	7,553	(40,386)
Effect of exchange rate changes on foreign currency cash	1,690	2,560
Net increase in cash and cash equivalents	201,079	37,818
Cash and cash equivalents, beginning of period	45,747	89,641
Cash and cash equivalents, end of period	$246,826	$127,459
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Maiden Holdings, Ltd. ("Maiden Holdings") and its subsidiaries (the "Company" or "Maiden"). They have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP" or "U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant inter-company transactions and accounts have been eliminated.
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
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the following:
Recently Adopted Accounting Standards Updates
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09 guidance that outlines changes for certain aspects of share-based payments to employees, such as accounting for forfeitures, which applies to the Company. Under the new guidance, the entities can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for public business entities for fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities, in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. Based on the Company's history, forfeitures have never been material. The Company will account for forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements. There were no forfeitures for the three and six months ended June 30, 2017.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 to amend the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:
1.The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification.
2.The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified.
3.The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.
The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update.
The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date.
The Company currently has a number of share based payment awards as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016, however, we do not anticipate any modifications to the terms or conditions at this time. The impact of this guidance on the Company's Condensed Consolidated Financial Statements will be evaluated once ASU-2017-09 is adopted and when the Company makes any modification to any of its current shared based payment awards.

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
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments and unearned reinsurance premiums ceded, funds withheld receivable and reinsurance recoverable on paid losses (presented as part of other assets in the Condensed Consolidated Balance Sheet). All remaining assets are allocated to Corporate.
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended June 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$140,841	$564,276	$81	$705,198
Net premiums written	$137,247	$546,735	$90	$684,072
Net premiums earned	$204,219	$506,816	$90	$711,125
Other insurance revenue	1,547	—	—	1,547
Net loss and loss adjustment expense ("loss and LAE")	(176,837)	(350,561)	(1,222)	(528,620)
Commission and other acquisition expenses	(46,989)	(163,055)	5	(210,039)
General and administrative expenses	(8,494)	(664)	—	(9,158)
Underwriting loss	$(26,554)	$(7,464)	$(1,127)	(35,145)
Reconciliation to net loss
Net investment income and realized gains on investment				42,084
Interest and amortization expenses				(6,745)
Accelerated amortization of senior note issuance cost				(2,809)
Amortization of intangible assets				(533)
Foreign exchange losses				(6,722)
Other general and administrative expenses				(6,188)
Income tax expense				(277)
Net loss				$(16,335)

Net loss and LAE ratio(1)	86.0%	69.2%		74.1%
Commission and other acquisition expense ratio(2)	22.8%	32.2%		29.5%
General and administrative expense ratio(3)	4.1%	0.1%		2.2%
Expense ratio(4)	26.9%	32.3%		31.7%
Combined ratio(5)	112.9%	101.5%		105.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended June 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$164,834	$523,488	$—	$688,322
Net premiums written	$161,294	$489,133	$—	$650,427
Net premiums earned	$190,755	$446,809	$—	$637,564
Other insurance revenue	1,525	—	—	1,525
Net loss and LAE	(144,246)	(282,619)	(124)	(426,989)
Commission and other acquisition expenses	(45,496)	(140,230)	(1)	(185,727)
General and administrative expenses	(9,079)	(963)	—	(10,042)
Underwriting (loss) income	$(6,541)	$22,997	$(125)	16,331
Reconciliation to net income
Net investment income and realized gains on investment				35,657
Interest and amortization expenses				(7,193)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(615)
Foreign exchange gains				5,520
Other general and administrative expenses				(7,248)
Income tax expense				(220)
Net income				$39,887

Net loss and LAE ratio(1)	75.0%	63.3%		66.8%
Commission and other acquisition expense ratio(2)	23.7%	31.4%		29.1%
General and administrative expense ratio(3)	4.7%	0.2%		2.7%
Expense ratio(4)	28.4%	31.6%		31.8%
Combined ratio(5)	103.4%	94.9%		98.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$472,886	$1,155,658	$81	$1,628,625
Net premiums written	$464,743	$1,119,787	$90	$1,584,620
Net premiums earned	$406,061	$1,014,458	$90	$1,420,609
Other insurance revenue	5,328	—	—	5,328
Net loss and LAE	(315,486)	(692,192)	(1,511)	(1,009,189)
Commission and other acquisition expenses	(104,934)	(327,139)	5	(432,068)
General and administrative expenses	(17,224)	(1,469)	—	(18,693)
Underwriting loss	$(26,255)	$(6,342)	$(1,416)	(34,013)
Reconciliation to net income
Net investment income and realized gains on investment				85,126
Interest and amortization expenses				(13,601)
Accelerated amortization of senior note issuance cost				(2,809)
Amortization of intangible assets				(1,066)
Foreign exchange losses				(8,643)
Other general and administrative expenses				(14,067)
Income tax expense				(761)
Net income				$10,166

Net loss and LAE ratio(1)	76.7%	68.3%		70.8%
Commission and other acquisition expense ratio(2)	25.5%	32.2%		30.3%
General and administrative expense ratio(3)	4.2%	0.1%		2.3%
Expense ratio(4)	29.7%	32.3%		32.6%
Combined ratio(5)	106.4%	100.6%		103.4%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$480,638	$1,071,798	$—	$1,552,436
Net premiums written	$447,430	$995,828	$—	$1,443,258
Net premiums earned	$363,011	$890,562	$—	$1,253,573
Other insurance revenue	6,351	—	—	6,351
Net loss and LAE	(263,322)	(564,393)	(2,895)	(830,610)
Commission and other acquisition expenses	(100,027)	(280,768)	—	(380,795)
General and administrative expenses	(17,679)	(1,549)	—	(19,228)
Underwriting (loss) income	$(11,666)	$43,852	$(2,895)	29,291
Reconciliation to net income
Net investment income and realized gains on investment				74,236
Interest and amortization expenses				(14,458)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(1,230)
Foreign exchange gains				5,787
Other general and administrative expenses				(13,558)
Income tax expense				(1,007)
Net income				$76,716

Net loss and LAE ratio(1)	71.3%	63.4%		65.9%
Commission and other acquisition expense ratio(2)	27.1%	31.5%		30.2%
General and administrative expense ratio(3)	4.8%	0.2%		2.6%
Expense ratio(4)	31.9%	31.7%		32.8%
Combined ratio(5)	103.2%	95.1%		98.7%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at June 30, 2017 and December 31, 2016:

June 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,802,591	$4,260,900	$6,063,491
Corporate assets	—	—	727,738
Total Assets	$1,802,591	$4,260,900	$6,791,229

December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,787,320	$3,900,067	$5,687,387
Corporate assets	—	—	564,912
Total Assets	$1,787,320	$3,900,067	$6,252,299

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the three and six months ended June 30, 2017 and 2016:

For the Three Months Ended June 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$21,059	3.1%	$31,516	4.8%
Casualty	84,219	12.3%	94,692	14.6%
Accident and Health	8,909	1.3%	13,723	2.1%
International	23,060	3.4%	21,363	3.3%
Total Diversified Reinsurance	137,247	20.1%	161,294	24.8%
AmTrust Reinsurance
Small Commercial Business	340,840	49.8%	306,425	47.1%
Specialty Program	100,082	14.6%	92,507	14.2%
Specialty Risk and Extended Warranty	105,813	15.5%	90,201	13.9%
Total AmTrust Reinsurance	546,735	79.9%	489,133	75.2%
Other	90	—%	—	—%
Total Net Premiums Written	$684,072	100.0%	$650,427	100.0%

For the Six Months Ended June 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$94,436	6.0%	$93,385	6.5%
Casualty	261,777	16.5%	249,972	17.3%
Accident and Health	57,558	3.6%	53,295	3.7%
International	50,972	3.2%	50,778	3.5%
Total Diversified Reinsurance	464,743	29.3%	447,430	31.0%
AmTrust Reinsurance
Small Commercial Business	733,406	46.3%	668,924	46.4%
Specialty Program	191,951	12.1%	169,298	11.7%
Specialty Risk and Extended Warranty	194,430	12.3%	157,606	10.9%
Total AmTrust Reinsurance	1,119,787	70.7%	995,828	69.0%
Other	90	—%	—	—%
Total Net Premiums Written	$1,584,620	100.0%	$1,443,258	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the three and six months ended June 30, 2017 and 2016:

For the Three Months Ended June 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$39,632	5.5%	$40,392	6.3%
Casualty	121,563	17.1%	107,677	16.9%
Accident and Health	20,409	2.9%	19,548	3.1%
International	22,615	3.2%	23,138	3.6%
Total Diversified Reinsurance	204,219	28.7%	190,755	29.9%
AmTrust Reinsurance
Small Commercial Business	315,100	44.3%	279,612	43.9%
Specialty Program	92,262	13.0%	77,488	12.2%
Specialty Risk and Extended Warranty	99,454	14.0%	89,709	14.0%
Total AmTrust Reinsurance	506,816	71.3%	446,809	70.1%
Other	90	—%	—	—%
Total Net Premiums Earned	$711,125	100.0%	$637,564	100.0%

For the Six Months Ended June 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$79,526	5.6%	$73,102	5.8%
Casualty	244,713	17.2%	207,843	16.6%
Accident and Health	41,098	2.9%	37,352	3.0%
International	40,724	2.9%	44,714	3.6%
Total Diversified Reinsurance	406,061	28.6%	363,011	29.0%
AmTrust Reinsurance
Small Commercial Business	632,009	44.5%	544,103	43.4%
Specialty Program	192,010	13.5%	161,687	12.9%
Specialty Risk and Extended Warranty	190,439	13.4%	184,772	14.7%
Total AmTrust Reinsurance	1,014,458	71.4%	890,562	71.0%
Other	90	—%	—	—%
Total Net Premiums Earned	$1,420,609	100.0%	$1,253,573	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

a)	Fixed Maturities and Other Investments
During the second quarter of 2017, we designated additional fixed maturities with a fair value of $391,934 as held-to-maturity ("HTM") and during 2016 we designated fixed maturities with a total fair value of $155,538 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $4,313 and $15,770, respectively, as at each designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities and other investments at June 30, 2017 and December 31, 2016, are as follows:

June 30, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale ("AFS") fixed maturities :
U.S. treasury bonds	$5,191	$178	$(8)	$5,361
U.S. agency bonds – mortgage-backed	1,797,606	11,984	(13,978)	1,795,612
U.S. agency bonds – other	18,083	17	—	18,100
Non-U.S. government and supranational bonds	30,284	162	(2,743)	27,703
Asset-backed securities	255,487	4,349	(158)	259,678
Corporate bonds	1,583,799	41,322	(29,418)	1,595,703
Municipal bonds	2,500	104	—	2,604
Total AFS fixed maturities	3,692,950	58,116	(46,305)	3,704,761
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	1,070,289	28,705	(1,046)	1,097,948
Municipal bonds	62,627	366	(247)	62,746
Total HTM fixed maturities	1,132,916	29,071	(1,293)	1,160,694
Other investments	10,041	5,512	—	15,553
Total investments	$4,835,907	$92,699	$(47,598)	$4,881,008

December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,186	$238	$(11)	$5,413
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038
U.S. agency bonds – other	18,082	20	—	18,102
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934
Asset-backed securities	217,232	3,713	(69)	220,876
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205
Municipal bonds	62,201	2,897	—	65,098
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666
HTM fixed maturities:
Corporate bonds	752,212	16,370	(2,447)	766,135
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Other investments	10,057	3,003	—	13,060
Total investments	$4,767,911	$70,132	$(87,182)	$4,750,861

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

	AFS fixed maturities		HTM fixed maturities
June 30, 2017	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$31,694	$29,616	$44,589	$44,572
Due after one year through five years	593,384	588,064	325,150	333,463
Due after five years through ten years	1,009,611	1,026,649	749,494	768,886
Due after ten years	5,168	5,142	13,683	13,773
	1,639,857	1,649,471	1,132,916	1,160,694
U.S. agency bonds – mortgage-backed	1,797,606	1,795,612	—	—
Asset-backed securities	255,487	259,678	—	—
Total fixed maturities	$3,692,950	$3,704,761	$1,132,916	$1,160,694
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$592	$(8)	$—	$—	$592	$(8)
U.S. agency bonds – mortgage-backed	1,055,238	(11,765)	44,542	(2,213)	1,099,780	(13,978)
Non–U.S. government and supranational bonds	—	—	25,179	(2,743)	25,179	(2,743)
Asset-backed securities	29,949	(158)	—	—	29,949	(158)
Corporate bonds	271,138	(4,506)	275,394	(25,958)	546,532	(30,464)
Municipal bonds	10,323	(247)	—	—	10,323	(247)
Total temporarily impaired fixed maturities	$1,367,240	$(16,684)	$345,115	$(30,914)	$1,712,355	$(47,598)
At June 30, 2017, there were approximately 177 securities in an unrealized loss position with a fair value of $1,712,355 and unrealized losses of $47,598. Of these securities, there were 75 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $345,115 and unrealized losses of $30,914.

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
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2017, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit and interest rate spreads as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired ("OTTI") at June 30, 2017. The Company has therefore recognized no OTTI through earnings for the three and six months ended June 30, 2017 and 2016.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at June 30, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,191	$5,361	0.1%
U.S. agency bonds	1,815,689	1,813,712	37.3%
AAA	167,065	169,687	3.5%
AA+, AA, AA-	207,671	211,290	4.3%
A+, A, A-	1,351,748	1,368,370	28.2%
BBB+, BBB, BBB-	1,151,997	1,169,178	24.0%
BB+ or lower	126,505	127,857	2.6%
Total fixed maturities	$4,825,866	$4,865,455	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings(1) at December 31, 2016	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,186	$5,413	0.1%
U.S. agency bonds	1,738,518	1,734,140	36.6%
AAA	170,515	171,090	3.6%
AA+, AA, AA-	238,315	237,169	5.0%
A+, A, A-	1,386,023	1,374,860	29.0%
BBB+, BBB, BBB-	1,053,529	1,047,376	22.2%
BB+ or lower	165,768	167,753	3.5%
Total fixed maturities	$4,757,854	$4,737,801	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	June 30, 2017		December 31, 2016
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,819	37.4%	$5,474	41.9%
Investment in quoted equity	8,734	56.2%	6,586	50.4%
Other	1,000	6.4%	1,000	7.7%
Total other investments	$15,553	100.0%	$13,060	100.0%
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $144 at June 30, 2017 (December 31, 2016 - $463).

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Fixed maturities	$40,610	$35,506	$83,480	$72,249
Cash and cash equivalents	262	472	429	696
Loan to related party	816	568	1,528	1,130
Other	660	474	891	892
	42,348	37,020	86,328	74,967
Investment expenses	(1,836)	(1,697)	(3,659)	(3,342)
Net investment income	$40,512	$35,323	$82,669	$71,625

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
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended June 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$1,766	$(256)	$1,510
Other investments	62	—	62
Net realized gains on investment	$1,828	$(256)	$1,572

For the Three Months Ended June 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$47	$(12)	$35
Other investments	299	—	299
Net realized gains on investment	$346	$(12)	$334

For the Six Months Ended June 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$2,488	$(256)	$2,232
Other investments	225	—	225
Net realized gains on investment	$2,713	$(256)	$2,457

For the Six Months Ended June 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$3,140	$(891)	$2,249
Other investments	362	—	362
Net realized gains on investment	$3,502	$(891)	$2,611
Proceeds from sales of fixed maturities classified as AFS were $71,610 and $102,394 for the three and six months ended June 30, 2017, respectively (2016 - $18,826 and $86,663, respectively).
Net unrealized (losses) gains were as follows:

	June 30, 2017	December 31, 2016
Fixed maturities	$22,409	$(23,635)
Other investments	5,512	3,003
Total net unrealized gains (losses)	27,921	(20,632)
Deferred income tax	(55)	(84)
Net unrealized gains (losses), net of deferred income tax	$27,866	$(20,716)
Change, net of deferred income tax	$48,582

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

	June 30, 2017	December 31, 2016
Restricted cash – third party agreements	$69,164	$56,891
Restricted cash – related party agreements	121,171	46,777
Restricted cash – U.S. state regulatory authorities	135	120
Total restricted cash	190,470	103,788
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2017 – $1,274,449; 2016 – $1,307,926)	1,283,941	1,299,569
Restricted investments AFS– in trust for related party agreements at fair value (Amortized cost: 2017 – $1,984,440; 2016 – $2,242,565)	1,992,095	2,225,066
Restricted investments HTM– in trust for related party agreements at fair value (Amortized cost: 2017 – $1,132,916; 2016 – $752,212)	1,160,694	766,135
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2017 – $4,067; 2016 – $4,059)	4,205	4,238
Total restricted investments	4,440,935	4,295,008
Total restricted cash and investments	$4,631,405	$4,398,796

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
ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at June 30, 2017.
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
Unquoted other investments comprise investments in limited partnerships and an investment in preference shares of a start-up insurance producer. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At June 30, 2017 and December 31, 2016, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,361	$—	$—	$—	$5,361
U.S. agency bonds – mortgage-backed	—	1,795,612	—	—	1,795,612
U.S. agency bonds – other	—	18,100	—	—	18,100
Non-U.S. government and supranational bonds	—	27,703	—	—	27,703
Asset-backed securities	—	259,678	—	—	259,678
Corporate bonds	—	1,595,703	—	—	1,595,703
Municipal bonds	—	2,604	—	—	2,604
Other investments	8,734	—	1,000	5,819	15,553
Total	$14,095	$3,699,400	$1,000	$5,819	$3,720,314
As a percentage of total assets	0.2%	54.5%	—%	0.1%	54.8%

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,413	$—	$—	$—	$5,413
U.S. agency bonds – mortgage-backed	—	1,716,038	—	—	1,716,038
U.S. agency bonds – other	—	18,102	—	—	18,102
Non-U.S. government and supranational bonds	—	29,934	—	—	29,934
Asset-backed securities	—	220,876	—	—	220,876
Corporate bonds	—	1,916,205	—	—	1,916,205
Municipal bonds	—	65,098	—	—	65,098
Other investments	6,586	—	1,000	5,474	13,060
Total	$11,999	$3,966,253	$1,000	$5,474	$3,984,726
As a percentage of total assets	0.2%	63.4%	—%	0.1%	63.7%
The Company utilized a Pricing Service to estimate fair value measurements for approximately 99.9% and 98.8% of its fixed maturities at June 30, 2017 and December 31, 2016, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At June 30, 2017 and December 31, 2016, 0.1% and 1.2%, respectively, of the fixed maturities are valued using the market approach. At each of those dates, a total of two and three securities, or approximately $5,285 and $56,674, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2017 and December 31, 2016, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

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
For the unquoted other investments, the Company has $5,819 or 0.1% of its investment portfolio in limited partnerships where the fair value estimate is determined by the fund manager based on recent filings, operating results, balance sheet stability, growth, other business and market sector fundamentals. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period.
The Company also has an investment of $1,000 in convertible preference shares of a start-up insurance producer, the fair value of which was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of this unquoted investment as Level 3.
There have not been any transfers between Level 1 and Level 2 and there has not been any transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
The Company has determined that its investment in Level 3 securities is not material to its financial position or results of operations. During the three and six months ended June 30, 2017 and 2016, there have been no transfers into or out of Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$1,070,289	$1,097,948	$752,212	$766,135
HTM - municipal bonds	62,627	62,746	—	—
Total financial assets	$1,132,916	$1,160,694	$752,212	$766,135

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$114,752	$110,000	$111,452
Senior Notes - MHNC – 7.75%	152,500	164,340	152,500	164,700
Senior Notes - MHNB – 8.00%(1)	—	—	100,000	101,600
Total financial liabilities	$262,500	$279,092	$362,500	$377,752

(1)	Please refer to "Note 6. Long-Term Debt", for disclosure regarding the redemption of the 2012 Senior Notes during the second quarter of 2017.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Long-Term Debt
Senior Notes
Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), each have an outstanding public debt offering of senior notes which were issued in 2016 and 2013, respectively, (the "Senior Notes"). The 2013 Senior Notes issuance made by Maiden NA is fully and unconditionally guaranteed by the Company. The Senior Notes are unsecured and unsubordinated obligation of the Company.
On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance (see related discussion in "Note 11. Shareholders' Equity"). The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100,000 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2,809.
The following table details the Company's Senior Notes issuances as of June 30, 2017 and December 31, 2016:

June 30, 2017	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$—	$262,500
Less: unamortized issuance costs	3,674	4,449	—	8,123
Carrying value	$106,326	$148,051	$—	$254,377

December 31, 2016	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$100,000	$362,500
Less: unamortized issuance costs	3,694	4,532	2,865	11,091
Carrying value	$106,306	$147,968	$97,135	$351,409

Other details:
Original debt issuance costs	$3,715	$5,054	$3,406
Maturity date	June 14, 2046	Dec 1, 2043	Mar 27, 2042
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018	Mar 27, 2017
Coupon rate	6.625%	7.75%	8.00%
Effective interest rate	7.07%	8.04%	8.31%
The interest expense incurred on the Senior Notes for the three and six months ended June 30, 2017 was $6,665 and $13,442, respectively, (2016 - $7,101 and $14,273, respectively) of which $1,342 and $1,453 was accrued at June 30, 2017 and December 31, 2016, respectively. The debt issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the notes. The amount of amortization expense for the three and six months ended June 30, 2017 was $80 and $159, respectively, (2016 - $92 and $185, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Reserve for Loss and Loss Adjustment Expenses
Our reserve for loss and LAE comprises:

	June 30, 2017	December 31, 2016
Reserve for reported loss and LAE	$1,799,287	$1,617,956
Reserve for losses incurred but not reported ("IBNR")	1,310,921	1,278,540
Reserve for loss and LAE	$3,110,208	$2,896,496
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2017	2016
Gross loss and LAE reserves, January 1	$2,896,496	$2,510,101
Less: reinsurance recoverable on unpaid losses, January 1	99,936	71,248
Net loss and LAE reserves, January 1	2,796,560	2,438,853
Net incurred losses related to:
Current year	936,325	801,188
Prior years	72,864	29,422
	1,009,189	830,610
Net paid losses related to:
Current year	(211,639)	(175,459)
Prior years	(604,648)	(551,269)
	(816,287)	(726,728)
Effect of foreign exchange movements	33,065	3,091
Net loss and LAE reserves, June 30	3,022,527	2,545,826
Reinsurance recoverable on unpaid losses, June 30	87,681	90,805
Gross loss and LAE reserves, June 30	$3,110,208	$2,636,631
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
During the three and six months ended June 30, 2017, the Company recognized approximately $56,024 and $72,864, respectively (2016 - $13,798 and $29,422, respectively) of adverse development in both the Diversified Reinsurance and AmTrust Reinsurance segments as well as in its run-off business.
For the Diversified Reinsurance segment, adverse development was $25,376 and $31,608 for the three and six months ended June 30, 2017, respectively (2016 - $13,694 and $26,996, respectively) which was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. The development for the six months ended June 30, 2017 was also impacted by a non-recurring change in the actuarial assumptions for a large German personal auto account in International personal auto.
For the AmTrust Reinsurance segment, the net adverse development was $29,426 and $39,745 for the three and six months ended June 30, 2017, respectively (2016 - favorable development of $20 and $469, respectively). The adverse development came largely from non-program casualty, where elevated loss activity has been observed. The remainder of the adverse development was recorded in European hospital liability where the Company adjusted its estimated loss ratios for the most recent years in view of developing trends and economic factors that could influence future loss settlement values.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 7.1% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.4% of the outstanding shares of the Company as at June 30, 2017. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company as at June 30, 2017 so there is no longer a public filing requirement. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 50.9% of the outstanding shares of AmTrust. AmTrust owns 1.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 41.8% of the outstanding common shares of NGHC. Barry Zyskind is the non-executive chairman of NGHC.
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
Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. For the three and six months ended June 30, 2017, the Company recorded approximately $161,726 and $322,496 (2016 - $143,380 and $284,431, respectively) of commission expense as a result of both of these quota share arrangements with AmTrust.

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
The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $1 and $3 of ceded premiums for the three and six months ended June 30, 2017, respectively (2016 - $5 and $12, respectively).
Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. During the three and six months ended June 30, 2017 under the terms of this agreement we have recorded net premiums earned of approximately $402 and $831, respectively (2016 - $248 and $440, respectively) and commission expense of $93 and $203, respectively (2016 - $49 and $100, respectively).
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
Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:
•by lending funds in the amount of $167,975 at June 30, 2017 and December 31, 2016 pursuant to a loan agreement entered into between those parties. Advances under the loan, which were made in three separate tranches of $113,542 (December 18, 2007), $20,193 (April 11, 2008) and $34,240 (June 23, 2008), are secured by promissory notes. The maturity date with respect to each advance is ten years from the date the advance was made. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at June 30, 2017 was approximately $3,105,900 (December 31, 2016 - $2,766,032) and the accrued interest was $20,718 (December 31, 2016 - $20,420). Please refer to "Note 4. (e) Investments" for additional information.
b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $6,531 and $13,020 of reinsurance brokerage expense for the three and six months ended June 30, 2017, respectively, (2016 - $5,890 and $11,678, respectively) and deferred reinsurance brokerage at June 30, 2017 of $15,855 (December 31, 2016 - $14,395) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,836 and $3,659 of investment management fees for the three and six months ended June 30, 2017, respectively, (2016 - $1,697 and $3,342, respectively) as a result of this agreement.
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and six months ended June 30, 2017, the Company recorded an expense of $26 and $39, respectively (2016 - $17 and $39, respectively) for the use of the aircraft.
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
Other
Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016. Maiden US was liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (each covered person per agreement year). Maiden US' liability did not exceed $8,825 per covered person per agreement year. In addition, Maiden US continued to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminated on March 31, 2016 and Maiden US was relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under these agreements, Maiden US recorded no premiums earned for the three and six months ended June 30, 2017 (2016 - $52 and $157, respectively).
Effective May 1, 2015, Maiden US entered into an agreement with several NGHC subsidiaries for medical excess of loss programs. This program covers employer aggregate and traditional specific medical stop loss policies underwritten by the Managing General Agent that they support. The NGHC companies covered under the treaty are Integon Indemnity Insurance Company, Integon National Insurance Company and National Health Insurance Company. This agreement expired on April 30, 2017. Upon expiration of this agreement, coverage remains in full force and effect on all assumed liability for policies in force on the date of expiration until expiration, cancellation or next anniversary date of such subject policies.
The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded $119 and $240 of premiums earned for the three and six months ended June 30, 2017, respectively (2016 - $116 and $159, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Commitments and Contingencies

a)	Concentrations of Credit Risk
At June 30, 2017 and December 31, 2016, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses.

The reinsurers with the three largest balances accounted for 64.1%, 28.7% and 3.5%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at June 30, 2017 (December 31, 2016 – 54.8%, 31.6% and 2.9%, respectively). At June 30, 2017, 98.1% (December 31, 2016 - 97.2%) of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A or better, and 1.9% (December 31, 2016 - 2.8%) of the reinsurance recoverable on unpaid losses was due from reinsurers with ratings of B++ or lower. At June 30, 2017, 94.5% (December 31, 2016 - 98.6%) of reinsurance recoverable on unpaid losses, due from reinsurers with ratings of B++ or lower, were collateralized.

At June 30, 2017 and December 31, 2016, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

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

During the three and six months ended June 30, 2017, our gross premiums written from AmTrust accounted for $564,276 or 80.0% and $1,155,658 or 71.0%, respectively of our total gross premiums written (2016 – $523,488 or 76.1% and $1,071,798 or 69.0%, respectively).

c)	Dividends Declared
On May 2, 2017, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	July 17, 2017	July 3, 2017

d)	Legal Proceedings
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
On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014. Twelve hearing days have taken place, and we expect the hearings to conclude in late 2017 or early 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and, that the claim is without merit. The Company will continue to vigorously defend itself against this claim.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended June 30,	2017	2016
Numerator:
Net (loss) income attributable to Maiden	$(16,326)	$39,933
Dividends on preference shares – Series A and C	(6,033)	(6,033)
Dividends on convertible preference shares – Series B	—	(2,990)
Amount allocated to participating common shareholders(1)	9	(19)
Numerator for basic EPS - net (loss) income allocated to Maiden common shareholders	(22,350)	30,891
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	2,990
Numerator for diluted EPS - net (loss) income allocated to Maiden common shareholders after assumed conversion	$(22,350)	$33,881
Denominator:
Weighted average number of common shares – basic	86,564,794	73,997,759
Potentially dilutive securities:
Share options and restricted share units	—	1,009,595
Convertible preference shares(2)	—	10,919,272
Adjusted weighted average number of common shares and assumed conversions – diluted	86,564,794	85,926,626
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(0.26)	$0.42
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(0.26)	$0.39

For the Six Months Ended June 30,	2017	2016
Numerator:
Net income attributable to Maiden	$10,197	$76,826
Dividends on preference shares – Series A and C	(12,066)	(12,720)
Dividends on convertible preference shares – Series B	—	(5,980)
Amount allocated to participating common shareholders(1)	(1)	(36)
Numerator for basic EPS - net (loss) income allocated to Maiden common shareholders	(1,870)	58,090
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	5,980
Numerator for diluted EPS - net (loss) income allocated to Maiden common shareholders after assumed conversion	$(1,870)	$64,070
Denominator:
Weighted average number of common shares – basic	86,458,413	73,934,518
Potentially dilutive securities:
Share options and restricted share units	—	1,040,272
Convertible preference shares(2)	—	10,919,272
Adjusted weighted average number of common shares and assumed conversions – diluted	86,458,413	85,894,062
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(0.02)	$0.79
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(0.02)	$0.75

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, for the terms and conditions of each of these anti-dilutive instruments.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity

a)	Common Shares
At June 30, 2017, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,708,549 common shares, of which 86,620,524 common shares are outstanding, and issued 18,600,000 preference shares. The remaining 43,691,451 are undesignated at June 30, 2017. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

b)	Preference Shares – Series D
On June 15, 2017, the Company issued and authorized a total of 6,000,000, 6.700% Preference Shares – Series D (the "Preference Shares - Series D"), par value $0.01 per share, at a price of $25 per preference share. The Company's total net proceeds from the offering was $144,975, after deducting issuance costs of $5,025, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series D have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after June 15, 2022, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Additionally, at any time prior to June 15, 2022, the Company may redeem all but not less than all of the Series D Preference Shares at a redemption price of $26 per share, plus declared and unpaid dividends, if any, to, but excluding, the date of redemption subject to certain conditions and regulatory approval.
Dividends on the Preference Shares – Series D are non-cumulative. Consequently, in the event a dividend is not declared on the Preference Shares – Series D for any dividend period, holders of Preference Shares – Series D will not be entitled to receive a dividend for such period, and such undeclared dividend will not accrue and will not be payable. The holders of Preference Shares – Series D will be entitled to receive dividend payments only when, as and if declared by the Company's board of directors or a duly authorized committee of the board of directors. Any such dividends will be payable from, and including, the date of original issue on a non-cumulative basis, quarterly in arrears.
To the extent declared, these dividends will accumulate, with respect to each dividend period, in an amount per share equal to 6.7% of the $25 liquidation preference per annum. During any dividend period, so long as any Preference Shares – Series D remain outstanding, unless the full dividends for the latest completed dividend period on all outstanding Preference Shares – Series D have been declared and paid, no dividend shall be paid or declared on the common shares.
The holders of the Preference Shares – Series D have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods.

c)	Treasury Shares
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity (continued)

d)	Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(13,919)	$29,406	$15,487
Other comprehensive income (loss) before reclassifications	41,984	(21,777)	20,207
Amounts reclassified from AOCI to net income, net of tax	(199)	—	(199)
Net current period other comprehensive income (loss)	41,785	(21,777)	20,008
Ending balance	27,866	7,629	35,495
Less: AOCI attributable to noncontrolling interest	—	(80)	(80)
Ending balance, Maiden shareholders	$27,866	$7,709	$35,575

For the Three Months Ended June 30, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$49,888	$19,497	$69,385
Other comprehensive income before reclassifications	44,353	5,537	49,890
Amounts reclassified from AOCI to net income, net of tax	(448)	—	(448)
Net current period other comprehensive income	43,905	5,537	49,442
Ending balance	93,793	25,034	118,827
Less: AOCI attributable to noncontrolling interest	—	(99)	(99)
Ending balance, Maiden shareholders	$93,793	$25,133	$118,926

For the Six Months Ended June 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	47,686	(27,975)	19,711
Amounts reclassified from AOCI to net income, net of tax	896	—	896
Net current period other comprehensive income (loss)	48,582	(27,975)	20,607
Ending balance	27,866	7,629	35,495
Less: AOCI attributable to noncontrolling interest	—	(80)	(80)
Ending balance, Maiden shareholders	$27,866	$7,709	$35,575

For the Six Months Ended June 30, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income (loss) before reclassifications	147,705	(5,197)	142,508
Amounts reclassified from AOCI to net income, net of tax	200	—	200
Net current period other comprehensive income (loss)	147,905	(5,197)	142,708
Ending balance	93,793	25,034	118,827
Less: AOCI attributable to noncontrolling interest	—	(99)	(99)
Ending balance, Maiden shareholders	$93,793	$25,133	$118,926

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

12. Subsequent Events
On August 3, 2017, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	October 16, 2017	October 2, 2017
Preference shares - Series A	$0.515625	September 15, 2017	September 1, 2017
Preference shares - Series C	$0.445313	September 15, 2017	September 1, 2017
Preference shares - Series D	$0.418750	September 15, 2017	September 1, 2017

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
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 6, 2017, however these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

Overview
We are a Bermuda-based holding company, primarily focused on serving the needs of regional and specialty insurers in the United States ("U.S."), Europe and select other global markets by providing innovative reinsurance solutions designed to support their capital needs. We specialize in reinsurance solutions that optimize financing and risk management by providing coverage within the more predictable and actuarially credible lower layers of coverage and/or reinsuring risks that are believed to be lower hazard, more predictable and generally not susceptible to catastrophe claims. Our tailored solutions include a variety of value added services focused on helping our clients grow and prosper. Our principal operating subsidiaries are rated "A" (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best") which rating is the third highest of sixteen rating levels and "BBB+" (Good) with a negative outlook by S&P Global Ratings ("S&P"), which is the eighth highest of twenty-two rating levels. Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD".
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
Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.8 billion in 2016 while significantly enhancing our total capital resources. Total capital resources are approximately $1.8 billion at June 30, 2017.
To date, we have not yet attained our targeted returns. We believe our efficient balance sheet and low volatility business are the primary reasons our returns have generally exceeded industry averages. Our capital management strategy in recent years has appreciably lowered our cost of capital and improved our returns on common equity. More recently, higher than targeted combined ratios have affected our underwriting profitability and limited our progress toward our objective. We believe, however, that the underwriting initiatives we have implemented will enable us to make progress toward our long term operating return on common equity target during the next 12 to 24 months.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further information.

Three and Six Months Ended June 30, 2017 and 2016 Financial Highlights

For the Three Months Ended June 30,	2017	2016	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income	$(16,335)	$39,887	$(56,222)
Net (loss) income attributable to Maiden common shareholders	(22,359)	30,910	(53,269)
Non-GAAP operating (loss) earnings(1)	(12,450)	28,431	(40,881)
Basic (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(0.26)	0.42	(0.68)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1)	(0.14)	0.38	(0.52)
Diluted (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2) (9)	(0.26)	0.39	(0.65)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1) (9)	(0.14)	0.37	(0.51)
Dividends per common share	0.15	0.14	0.01
Gross premiums written	705,198	688,322	16,876
Net premiums earned	711,125	637,564	73,561
Underwriting (loss) income(3)	(35,145)	16,331	(51,476)
Net investment income	40,512	35,323	5,189
Combined ratio(4)	105.8%	98.6%	7.2
Annualized non-GAAP operating return on average common shareholders' equity(1)	(4.8)%	11.3%	(16.1)

For the Six Months Ended June 30,	2017	2016	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income	$10,166	$76,716	$(66,550)
Net (loss) income attributable to Maiden common shareholders	(1,869)	58,126	(59,995)
Non-GAAP operating earnings(1)	10,188	56,778	(46,590)
Basic earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(0.02)	0.79	(0.81)
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.12	0.77	(0.65)
Diluted earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2) (9)	(0.02)	0.75	(0.77)
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.12	0.73	(0.61)
Dividends per common share	0.30	0.28	0.02
Gross premiums written	1,628,625	1,552,436	76,189
Net premiums earned	1,420,609	1,253,573	167,036
Underwriting (loss) income(3)	(34,013)	29,291	(63,304)
Net investment income	82,669	71,625	11,044
Combined ratio(4)	103.4%	98.7%	4.7
Annualized non-GAAP operating return on average common shareholders' equity(1)	2.0%	11.9%	(9.9)

	June 30, 2017	December 31, 2016	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$5,290,526	$4,886,473	$404,053
Total assets	6,791,229	6,252,299	538,930
Reserve for loss and loss adjustment expense ("loss and LAE")	3,110,208	2,896,496	213,712
Senior notes - principal amount	262,500	362,500	(100,000)
Maiden common shareholders' equity	1,035,399	1,045,797	(10,398)
Maiden shareholders' equity	1,500,399	1,360,797	139,602
Total capital resources(6)	1,762,899	1,723,297	39,602
Ratio of debt to total capital resources	14.9%	21.0%	(6.1)

Book Value
Book value per common share(7)	$11.95	$12.12	$(0.17)
Accumulated dividends per common share	3.62	3.32	0.30
Book value per common share plus accumulated dividends	$15.57	$15.44	$0.13

Diluted book value per common share(8) (9)	$11.85	$12.00	$(0.15)

(1)
Non-GAAP operating (loss) earnings, non-GAAP operating (loss) earnings per common share and non-GAAP operating return on average common equity are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net income).

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 10. Earnings per Common Share" for the calculation of basic and diluted (loss) earnings per common share.

(3)
Underwriting (loss) income is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

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

(9)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Key Financial Measures
In addition to the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, better explain the Company’s results in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. These key financial measures are:
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
Non-GAAP operating earnings are an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; (3) amortization of intangible assets; (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested excess & surplus ("E&S") business; (5) accelerated amortization of debt issuance costs; and (6) non-cash deferred tax expenses. We exclude net realized gains or losses on investment, and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.

Non-GAAP operating earnings and non-GAAP diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended June 30,	2017	2016
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(22,359)	$30,910
Add (subtract):
Net realized gains on investment	(1,572)	(334)
Foreign exchange losses (gains)	6,722	(5,520)
Amortization of intangible assets	533	615
Divested E&S business and NGHC run-off	1,127	125
Accelerated amortization of debt issuance cost	2,809	2,345
Non-cash deferred tax expense	290	290
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(12,450)	$28,431

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.26)	$0.39
Add (subtract):
Net realized gains on investment	(0.02)	—
Foreign exchange losses (gains)	0.08	(0.06)
Amortization of intangible assets	0.01	0.01
Divested E&S business and NGHC run-off	0.02	—
Accelerated amortization of senior note issuance cost	0.03	0.03
Non-GAAP diluted operating (loss) earnings per common share	$(0.14)	$0.37

For the Six Months Ended June 30,	2017	2016
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(1,869)	$58,126
Add (subtract):
Net realized gains on investment	(2,457)	(2,611)
Foreign exchange losses (gains)	8,643	(5,787)
Amortization of intangible assets	1,066	1,230
Divested E&S business and NGHC run-off	1,416	2,895
Accelerated amortization of senior note issuance cost	2,809	2,345
Non-cash deferred tax expense	580	580
Non-GAAP operating earnings attributable to Maiden common shareholders	$10,188	$56,778

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.02)	$0.75
Add (subtract):
Net realized gains on investment	(0.03)	(0.03)
Foreign exchange losses (gains)	0.10	(0.07)
Amortization of intangible assets	0.01	0.02
Divested E&S business and NGHC run-off	0.02	0.03
Accelerated amortization of senior note issuance cost	0.03	0.03
Non-cash deferred tax expense	0.01	—
Non-GAAP diluted operating earnings per common share	$0.12	$0.73

Non-GAAP operating (loss) earnings attributable to Maiden common shareholders decreased by $40.9 million, or 143.8% for the three months ended June 30, 2017 compared to June 30, 2016. This decrease was the result of emergence of adverse prior year loss development in both of our key operating segments. The decline in underwriting income during the three months ended June 30, 2017 was partially offset by the $5.2 million increase in net investment income.
Non-GAAP operating earnings attributable to Maiden common shareholders decreased by $46.6 million, or 82.1% for the six months ended June 30, 2017 compared to June 30, 2016 largely due to higher initial current year loss ratios and the emergence of adverse prior year loss development in the second quarter of 2017 in both our operating segments. The decline in underwriting income during the six months ended June 30, 2017 was partially offset by the $11.0 million increase in net investment income.
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
Operating ROACE for the three and six months ended June 30, 2017 and 2016 was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(12,450)	$28,431	$10,188	$56,778
Opening Maiden common shareholders’ equity	$1,054,759	$979,043	$1,045,797	$867,821
Ending Maiden common shareholders’ equity	$1,035,399	$1,049,714	$1,035,399	$1,049,714
Average Maiden common shareholders’ equity	$1,045,079	$1,014,379	$1,040,598	$958,768
Operating ROACE	(4.8)%	11.3%	2.0%	11.9%
Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At June 30, 2017, book value per common share decreased by 1.4% and diluted book value per common share decreased by 1.3%, compared to December 31, 2016, (see "Liquidity and Capital Resources - Investments" on page 54 for further information). Book value and diluted book value per common share at June 30, 2017 and December 31, 2016 were computed as follows:

	June 30, 2017	December 31, 2016
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$1,035,399	$1,045,797
Proceeds from assumed conversion of dilutive options	10,434	13,383
Numerator for diluted book value per common share calculation	$1,045,833	$1,059,180

Common shares outstanding	86,620,524	86,271,109
Shares issued from assumed conversion of dilutive options and restricted share units	1,669,010	1,961,457
Denominator for diluted book value per common share calculation	88,289,534	88,232,566

Book value per common share	$11.95	$12.12
Diluted book value per common share	$11.85	$12.00

Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at June 30, 2017 and December 31, 2016 was computed as follows:

	June 30, 2017	December 31, 2016
	($ in thousands)
Senior notes - principal amount	$262,500	$362,500
Maiden shareholders’ equity	1,500,399	1,360,797
Total capital resources	$1,762,899	$1,723,297
Ratio of debt to total capital resources	14.9%	21.0%
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Gross premiums written	$705,198	$688,322	$1,628,625	$1,552,436
Net premiums written	$684,072	$650,427	$1,584,620	$1,443,258
Net premiums earned	$711,125	$637,564	$1,420,609	$1,253,573
Other insurance revenue	1,547	1,525	5,328	6,351
Net loss and LAE	(528,620)	(426,989)	(1,009,189)	(830,610)
Commission and other acquisition expenses	(210,039)	(185,727)	(432,068)	(380,795)
General and administrative expenses	(9,158)	(10,042)	(18,693)	(19,228)
Underwriting (loss) income	(35,145)	16,331	(34,013)	29,291
Other general and administrative expenses	(6,188)	(7,248)	(14,067)	(13,558)
Net investment income	40,512	35,323	82,669	71,625
Net realized gains on investment	1,572	334	2,457	2,611
Accelerated amortization of senior note issuance cost	(2,809)	(2,345)	(2,809)	(2,345)
Amortization of intangible assets	(533)	(615)	(1,066)	(1,230)
Foreign exchange (losses) gains	(6,722)	5,520	(8,643)	5,787
Interest and amortization expenses	(6,745)	(7,193)	(13,601)	(14,458)
Income tax expense	(277)	(220)	(761)	(1,007)
Net (loss) income	(16,335)	39,887	10,166	76,716
Loss attributable to noncontrolling interests	9	46	31	110
Dividends on preference shares	(6,033)	(9,023)	(12,066)	(18,700)
Net (loss) income attributable to Maiden common shareholders	$(22,359)	$30,910	$(1,869)	$58,126

Ratios
Net loss and LAE ratio(1)	74.1%	66.8%	70.8%	65.9%
Commission and other acquisition expense ratio(2)	29.5%	29.1%	30.3%	30.2%
General and administrative expense ratio(3)	2.2%	2.7%	2.3%	2.6%
Expense ratio(4)	31.7%	31.8%	32.6%	32.8%
Combined ratio(5)	105.8%	98.6%	103.4%	98.7%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income
Net loss attributable to Maiden common shareholders for the three months ended June 30, 2017 was $22.4 million compared to net income attributable to Maiden common shareholders of $30.9 million for the same period in 2016.
The factors that contributed to the net decrease for the three months ended June 30, 2017 compared to the same period in 2016 were as follows:

•
current period underwriting loss of $35.1 million compared to underwriting income of $16.3 during the second quarter of 2016. In the Diversified Reinsurance segment, we recorded adverse development of $25.4 million compared to $13.7 million during the second quarter of 2016, which was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. Additionally the underwriting loss was impacted by elevated property losses for the quarter. In 2016, the adverse development mainly came from the commercial auto line of business. In the AmTrust Reinsurance segment, we recorded adverse development of $29.4 million largely from non-program casualty, where elevated loss activity has been observed. The remainder of the adverse development was recorded in European hospital liability where we adjusted our estimated loss ratios for the most recent years in view of developing trends and economic factors that could influence future loss settlement values. There was no adverse development in the AmTrust Reinsurance segment in the comparative period in 2016; and

•
foreign exchange losses of $6.7 million for the three months ended June 30, 2017 compared to foreign exchange gains of $5.5 million for the same period in 2016 due to the strengthening of euro and British pound against the U.S. dollar.

The decreases above were offset by the following:

•
increase in net investment income of $5.2 million or 14.7%, for the three months ended June 30, 2017 compared to the same period in 2016. This increase reflects the growth in average invested assets of 8.4% from the same period in 2016 and increase in average yields to 3.1% during the three months ended June 30, 2017 compared to 2.9% during the same period in 2016. Additionally, part of the increase in net investment income is attributable to the call of three securities which generated an additional amortization income of $1.0 million during the quarter. There were no calls in the comparative period.

Net loss attributable to Maiden common shareholders for the six months ended June 30, 2017 was $1.9 million compared to net income attributable to Maiden common shareholders of $58.1 million for the same period in 2016.
The factors that contributed to the net decrease for the six months ended June 30, 2017 compared to the same period in 2016 were as follows:

•
current period underwriting loss of $34.0 million versus underwriting income of $29.3 million during the first half of 2016. In the Diversified Reinsurance segment, we recorded adverse development of $31.6 million compared to $27.0 million during the first half of 2016, which was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. In addition, there was a non-recurring change in the actuarial assumptions for a large German personal auto account in International personal auto. In 2016, the adverse development mainly came from the commercial auto line of business. In the AmTrust Reinsurance segment, we recorded adverse development of $39.7 million (2016 - favorable of $0.5 million) largely from non-program casualty, where elevated loss activity has been observed. The remainder of the adverse development was recorded in European hospital liability where we adjusted our estimated loss ratios for the most recent years in view of developing trends and economic factors that could influence future loss settlement values; and

•
foreign exchange losses of $8.6 million for the six months ended June 30, 2017 compared to foreign exchange gains of $5.8 million for the same period in 2016 due to the strengthening of euro and British pound against the U.S. dollar.

The decreases above were offset by the following:

•
increase in net investment income of $11.0 million or 15.4% for the six months ended June 30, 2017 compared to the same period in 2016. This increase reflects the growth in average invested assets of 8.6% from the same period in 2016 and increase in average yields to 3.2% during the six months ended June 30, 2017 compared to 3.0% during the same period in 2016. Additionally, part of the increase in net investment income is attributable to the call of seven securities which generated an additional amortization income of $4.0 million during the period. There were no calls in the comparative period.

Net Premiums Written
Net premiums written increased by $33.6 million or 5.2% and $141.4 million, or 9.8%, for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively.
The increase in net premiums written for the three months ended June 30, 2017 compared to the same period in 2016 was primarily the result of the growth in the AmTrust Reinsurance segment and also as a result of lower utilization of retrocessional capacity with a highly rated global insurer in 2017 compared to the same period in 2016.
The increase in net premiums written for the six months ended June 30, 2017 compared to the first half of 2016 was due to the continuing growth in business written in the AmTrust Reinsurance segments and the lower utilization of retrocessional capacity in the first half of 2017 which decreased by $58.5 million for both segments.
The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2017 and 2016:

For the Three Months Ended June 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$137,247	20.1%	$161,294	24.8%	$(24,047)	(14.9)%
AmTrust Reinsurance	546,735	79.9%	489,133	75.2%	57,602	11.8%
Total - reportable segments	683,982	100.0%	650,427	100.0%	33,555	5.2%
Other	90	—%	—	—%	90	NM
Total	$684,072	100.0%	$650,427	100.0%	$33,645	5.2%

For the Six Months Ended June 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$464,743	29.3%	$447,430	31.0%	$17,313	3.9%
AmTrust Reinsurance	1,119,787	70.7%	995,828	69.0%	123,959	12.4%
Total - reportable segments	1,584,530	100.0%	1,443,258	100.0%	141,272	9.8%
Other	90	—%	—	—%	90	NM
Total	$1,584,620	100.0%	$1,443,258	100.0%	$141,362	9.8%
NM - Not meaningful
Net premiums written in our AmTrust Reinsurance segment for the three and six months ended June 30, 2017 increased compared to the same periods in 2016 due to continued expansion through a combination of acquisitions and more limited organic growth in all lines of business as well as a reduction in the corporate retrocessional program for 2017. Please refer to the analysis of our AmTrust Reinsurance segment on page 50 for further details.
Net premiums written in our Diversified Reinsurance segment for the three months ended June 30, 2017 decreased compared to the same period in 2016 mainly due to the commutation of a large account in our US business offset partially by new business written of $17.3 million. The decrease was also slightly offset by higher net premiums written in our international business.
Net premiums written in our Diversified Reinsurance segment for the six months ended June 30, 2017 increased mainly as a result of the reduction in the corporate retrocessional program for 2017 and new business written offset by the commutation of a large account during the second quarter of 2017. Please refer to the analysis of our Diversified Reinsurance segment on page 48 for further details.

Net Premiums Earned
Net premiums earned increased by $73.6 million or 11.5% and $167.0 million or 13.3% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Three Months Ended June 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$204,219	28.7%	$190,755	29.9%	$13,464	7.1%
AmTrust Quota Share Reinsurance	506,816	71.3%	446,809	70.1%	60,007	13.4%
Total - reportable segments	711,035	100.0%	637,564	100.0%	73,471	11.5%
Other	90	—%	—	—%	90	NM
Total	$711,125	100.0%	$637,564	100.0%	$73,561	11.5%

For the Six Months Ended June 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$406,061	28.6%	$363,011	29.0%	$43,050	11.9%
AmTrust Quota Share Reinsurance	1,014,458	71.4%	890,562	71.0%	123,896	13.9%
Total - reportable segments	1,420,519	100.0%	1,253,573	100.0%	166,946	13.3%
Other	90	—%	—	—%	90	NM
Total	$1,420,609	100.0%	$1,253,573	100.0%	$167,036	13.3%
NM - Not meaningful
Net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2017 increased compared to 2016 due to the increases in written premiums during 2017 with the reasons outlined in the net premiums written section above. Please refer to the analysis of our AmTrust Reinsurance segment on page 50 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and six months ended June 30, 2017 increased compared to the same periods in 2016 as a result of overall growth in our Diversified Reinsurance segment's U.S. property and casualty premiums as well as a reduction in the corporate retrocessional program for 2017. These increases were offset by the commutation of a large account during the second quarter of 2017. Please refer to the analysis of our Diversified Reinsurance segment on page 48 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 49 for further discussion.
Net Investment Income and Net Realized Gains on Investment
For the three and six months ended June 30, 2017, net investment income increased by $5.2 million or 14.7% and $11.0 million or 15.4% compared to the same periods in 2016, respectively, due to the growth in average invested assets of 8.4% and 8.6%, respectively. Additionally, part of the increase in net investment income is attributable to the call of certain securities during the three and six months ended June 30, 2017, which generated additional amortization income of $1.0 million and $4.0 million, respectively. There were no calls in the comparative period.
Net realized gains on investment were $1.6 million and $2.5 million for the three and six months ended June 30, 2017, compared to $0.3 million and $2.6 million for the same periods in 2016, respectively.
The following table details the Company's average invested assets and average book yield for the three and six months ended June 30, 2017 compared to the same periods in 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Average invested assets(1)	$5,206,117	$4,804,609	$5,153,426	$4,744,487
Average book yield(2)	3.1%	2.9%	3.2%	3.0%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.

Net Loss and Loss Adjustment Expenses
Net loss and LAE increased by $101.6 million, or 23.8% and $178.6 million, or 21.5% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. This increase reflects the continued growth of the business combined with adverse development in loss reserves in both operating segments and our run-off business amounting to $56.0 million during the second quarter of 2017 compared to $13.8 million during the second quarter of 2016.
The net loss and LAE ratios were 74.1% and 70.8% for three and six months ended June 30, 2017 compared to 66.8% and 65.9% for the same periods in 2016, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be affected by changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, and with adverse prior year development in 2017 in both the Diversified Reinsurance and AmTrust Reinsurance segments as well as in our run-off business, the combined ratio increased by 7.2 and 4.7 points for the three and six months ended June 30, 2017 compared to 2016, respectively.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $24.3 million or 13.1% and $51.3 million or 13.5% for the three and six months ended June 30, 2017 compared to 2016, respectively. The commission and other acquisition expense ratio increased to 29.5% and 30.3% for the three and six months ended June 30, 2017 compared to 29.1% and 30.2% for the same periods in 2016, respectively. The increase for both periods in 2017 is largely due to the change in the mix of business in the AmTrust Reinsurance segment. It reflects the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share. The increase in AmTrust Reinsurance segment commission rates was partially offset by the decrease in Diversified Reinsurance segment commission rates due to loss sensitive features in some contracts. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
General and administrative expenses – segments	$9,158	$10,042	$18,693	$19,228
General and administrative expenses – corporate	6,188	7,248	14,067	13,558
Total general and administrative expenses	$15,346	$17,290	$32,760	$32,786
Total general and administrative expenses decreased by $1.9 million, or 11.2%, for the three months ended June 30, 2017 compared to the same period in 2016. The decrease in total general and administrative expenses was primarily due to decreases in employee related expenses and other professional fees offset by increases in legal and IT expenses. The general and administrative expense ratio decreased to 2.2% for the three months ended June 30, 2017 from 2.7% for the three months ended June 30, 2016.
Total general and administrative expenses for the six months ended June 30, 2017 compared to the same period in 2016 similarly decreased. The general and administrative expense ratio decreased to 2.3% for the six months ended June 30, 2017 from 2.6% for the six months ended June 30, 2016.
Interest and Amortization Expenses
The interest and amortization expenses related to our Senior Notes were $6.7 million and $13.6 million for the three and six months ended June 30, 2017 compared to $7.2 million and $14.5 million for the same periods in 2016, respectively. The decrease in interest expenses was due to the refinancing of the 8.25% 2011 Senior Notes with the 6.625% 2016 Senior Notes in June 2016. Refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Long Term Debt" for details on the Company’s Senior Notes. The weighted average effective interest rate for the Company's debt was 7.8% for both the three and six months ended June 30, 2017 compared to 8.2% for the same periods in 2016, respectively.
On June 27, 2017, Maiden NA fully redeemed all of its 2012 Senior Notes using the proceeds from the Preference Shares - Series D issuance. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100.0 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2.8 million.
Income Tax Expense
The Company recorded income tax expense of $0.3 million and $0.8 million for the three and six months ended June 30, 2017 and $0.2 million and $1.0 million for the same periods in 2016, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries.
Dividends on Preference Shares
For the three and six months ended June 30, 2017, dividends paid to preference shareholders decreased by $3.0 million or 33.1% and $6.6 million or 35.5% compared to the same periods in 2016, respectively. The decrease is attributable to the conversion of the Mandatory Convertible Preference Shares - Series B on September 15, 2016.
On June 15, 2017, the Company issued a total of 6,000,000, 6.70% Preference Shares – Series D (the "Preference Shares - Series D"), par value $0.01 per share, at a price of $25 per preference share. During the three months ended June 30, 2017, no dividends were declared and paid as of yet to the holders of these preference shares. Refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Shareholders' Equity" for details on the Company’s preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Gross premiums written	$140,841	$164,834	$472,886	$480,638
Net premiums written	137,247	161,294	464,743	447,430
Net premiums earned	204,219	190,755	406,061	363,011
Other insurance revenue	1,547	1,525	5,328	6,351
Net loss and LAE	(176,837)	(144,246)	(315,486)	(263,322)
Commission and other acquisition expenses	(46,989)	(45,496)	(104,934)	(100,027)
General and administrative expenses	(8,494)	(9,079)	(17,224)	(17,679)
Underwriting loss	$(26,554)	$(6,541)	$(26,255)	$(11,666)
Ratios
Net loss and LAE ratio	86.0%	75.0%	76.7%	71.3%
Commission and other acquisition expense ratio	22.8%	23.7%	25.5%	27.1%
General and administrative expense ratio	4.1%	4.7%	4.2%	4.8%
Expense ratio	26.9%	28.4%	29.7%	31.9%
Combined ratio	112.9%	103.4%	106.4%	103.2%
The combined ratio for the three and six months ended June 30, 2017 increased to 112.9% and 106.4% compared to 103.4% and 103.2% in the same periods in 2016, respectively. The combined ratio increase reflects the adverse prior year loss development during the second quarter of 2017 of $25.4 million emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. During the second quarter of 2016, the adverse development of $13.7 million was primarily from the commercial auto line of business.
The increase in the combined ratio for the six months ended June 30, 2017 includes net adverse development of $31.6 million compared with $27.0 million during the first half of 2016, which was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. In addition, there was a non-recurring change in the actuarial assumptions for a large German personal auto account in International personal auto. The 2016 adverse development was primarily from the commercial auto line of business. The ratio also reflects higher initial expected loss ratios for premiums earning in the three and six months ended June 30, 2017.
Premiums - Gross premiums written decreased by $24.0 million or 14.6% and $7.8 million, or 1.6% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The decreases were primarily due to the non-renewal of certain non-performing US accounts during 2017, including the commutation of a large account during the second quarter. These decreases were partially offset by growth resulting from existing client accounts and premium from new customers won during the six months ended June 30, 2017.
Net premiums written decreased by $24.0 million or 14.9% during the three months ended June 30, 2017 compared to the same period in 2016 mainly due to the commutation of a large account in our US business. The decrease was also slightly offset by higher net premiums written in our international business.
Net premiums written for the six months ended June 30, 2017 increased by $17.3 million or 3.9% as a result of the reduction in the corporate retrocessional program for 2017 and new business written offset by the commutation and return of the unearned premium of a large account during the second quarter of 2017.

The table below shows net premiums written by line of business for the three and six months ended June 30, 2017 and 2016:

For the Three Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$21,059	15.3%	$31,516	19.5%	$(10,457)	(33.2)%
Casualty	84,219	61.4%	94,692	58.7%	(10,473)	(11.1)%
Accident and Health	8,909	6.5%	13,723	8.5%	(4,814)	(35.1)%
International	23,060	16.8%	21,363	13.3%	1,697	7.9%
Total Diversified Reinsurance	$137,247	100.0%	$161,294	100.0%	$(24,047)	(14.9)%

For the Six Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$94,436	20.3%	$93,385	20.9%	$1,051	1.1%
Casualty	261,777	56.3%	249,972	55.9%	11,805	4.7%
Accident and Health	57,558	12.4%	53,295	11.9%	4,263	8.0%
International	50,972	11.0%	50,778	11.3%	194	0.4%
Total Diversified Reinsurance	$464,743	100.0%	$447,430	100.0%	$17,313	3.9%
Net premiums earned increased by $13.5 million or 7.1% and $43.1 million or 11.9% during the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The table below shows net premiums earned by line of business:

For the Three Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$39,632	19.4%	$40,392	21.2%	$(760)	(1.9)%
Casualty	121,563	59.5%	107,677	56.5%	13,886	12.9%
Accident and Health	20,409	10.0%	19,548	10.2%	861	4.4%
International	22,615	11.1%	23,138	12.1%	(523)	(2.3)%
Total Diversified Reinsurance	$204,219	100.0%	$190,755	100.0%	$13,464	7.1%

For the Six Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$79,526	19.6%	$73,102	20.1%	$6,424	8.8%
Casualty	244,713	60.3%	207,843	57.3%	36,870	17.7%
Accident and Health	41,098	10.1%	37,352	10.3%	3,746	10.0%
International	40,724	10.0%	44,714	12.3%	(3,990)	(8.9)%
Total Diversified Reinsurance	$406,061	100.0%	$363,011	100.0%	$43,050	11.9%
Within our Diversified Reinsurance segment, the business written by Maiden US experienced an increase in net premiums earned for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to overall growth in our Diversified Reinsurance segment's U.S. property and casualty premiums as well as a reduction in the corporate retrocessional program for 2017. These increases were offset by the commutation of a large account during the second quarter of 2017 and further reduced by the decline in earned premiums from the international business of $4.0 million.
Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company remained flat for the three months ended June 30, 2017 and 2016 and decreased by $1.0 million for the six months ended June 30, 2017 compared to the same period in 2016.

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $32.6 million or 22.6% and $52.2 million or 19.8% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. Net loss and LAE ratios were 86.0% and 76.7% for the three and six months ended June 30, 2017 compared with and 75.0% and 71.3% during the same periods in 2016, respectively, reflecting the adverse development of $25.4 million and $31.6 million during the three and six months ended June 30 2017, respectively, compared with $13.7 million and $27.0 million during the three and six months ended June 30 2016, respectively. The adverse development emanated largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. In addition, there was a non-recurring change in the actuarial assumptions for a large German personal auto account in International personal auto. The 2016 adverse development was primarily from the commercial auto line of business. The ratio also reflects higher initial expected loss ratios for premiums earning in the three and six months ended June 30, 2017.
The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, the combined ratio increased by 9.5 and 3.2 points for the three and six months ended June 30, 2017 compared to same periods in 2016, respectively.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $1.5 million or 3.3% and $4.9 million or 4.9% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The commission and other acquisition expense ratios decreased to 22.8% and 25.5% for the three and six months ended June 30, 2017 compared to 23.7% and 27.1% for the same periods in 2016, respectively. The decrease in ratios for the three and six months ended June 30, 2017 was due to loss sensitive features in our Diversified Reinsurance segment that had adverse development in reserves. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses decreased by $0.6 million or 6.4% and $0.5 million or 2.6% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The general and administrative expense ratio was 4.1% and 4.2% for the three and six months ended June 30, 2017 compared to 4.7% and 4.8% for the same periods in 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) for the three and six months ended June 30, 2017 was 26.9% and 29.7% compared to 28.4% and 31.9% for the same periods in 2016, respectively.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported growth in gross premiums written of 7.8% for both the three and the six months ended June 30, 2017 compared to the same periods in 2016, respectively. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2017	2016	2017	2016
Gross premiums written	$564,276	$523,488	$1,155,658	$1,071,798
Net premiums written	546,735	489,133	1,119,787	995,828
Net premiums earned	506,816	446,809	1,014,458	890,562
Net loss and LAE	(350,561)	(282,619)	(692,192)	(564,393)
Commission and other acquisition expenses	(163,055)	(140,230)	(327,139)	(280,768)
General and administrative expenses	(664)	(963)	(1,469)	(1,549)
Underwriting (loss) income	$(7,464)	$22,997	$(6,342)	$43,852
Ratios
Net loss and LAE ratio	69.2%	63.3%	68.3%	63.4%
Commission and other acquisition expense ratio	32.2%	31.4%	32.2%	31.5%
General and administrative expense ratio	0.1%	0.2%	0.1%	0.2%
Expense ratio	32.3%	31.6%	32.3%	31.7%
Combined ratio	101.5%	94.9%	100.6%	95.1%
The AmTrust Reinsurance segment continued to experience premium growth during the three and six months ended June 30, 2017 compared to the same periods in 2016. However, the segment experienced an increase in the combined ratio to 101.5% for the three months ended June 30, 2017 compared to 94.9% in the second quarter of 2016 due to the recording of higher initial loss ratios compared to 2016 as well as due to adverse prior year development of $29.4 million, largely from non-program casualty, where elevated loss activity has been observed. The remainder of the adverse development was recorded in European hospital liability where we adjusted our estimated loss ratios for the most recent years in view of developing trends and economic factors that could influence future loss settlement values. During the second quarter of 2016, no adverse development was recognized in the AmTrust Reinsurance segment.

Similarly, the AmTrust Reinsurance segment experienced an increase in the combined ratio to 100.6% for the six months ended June 30, 2017 compared to 95.1% during the same period in 2016 due to the recording of higher initial loss ratios compared to 2016 as well as unfavorable development on reserves of $39.7 million (2016 - favorable of $0.5 million) related largely to non-program casualty and European hospital liability lines of business.
Premiums - Gross premiums written increased by $40.8 million or 7.8% and $83.9 million or 7.8% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. Growth in our AmTrust Reinsurance segment is due to a combination of acquisitions and ongoing organic growth in all lines of business ceded to Maiden, which has moderated in recent quarters.
The table below shows net premiums written by line of business for the three and six months ended June 30, 2017 and 2016:

For the Three Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$340,840	62.3%	$306,425	62.7%	$34,415	11.2%
Specialty Program	100,082	18.3%	92,507	18.9%	7,575	8.2%
Specialty Risk and Extended Warranty	105,813	19.4%	90,201	18.4%	15,612	17.3%
Total AmTrust Reinsurance	$546,735	100.0%	$489,133	100.0%	$57,602	11.8%

For the Six Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$733,406	65.5%	$668,924	67.2%	$64,482	9.6%
Specialty Program	191,951	17.1%	169,298	17.0%	22,653	13.4%
Specialty Risk and Extended Warranty	194,430	17.4%	157,606	15.8%	36,824	23.4%
Total AmTrust Reinsurance	$1,119,787	100.0%	$995,828	100.0%	$123,959	12.4%
Net premiums written in our AmTrust Reinsurance segment for the three and six months ended June 30, 2017 increased by $57.6 million or 11.8% and $124.0 million or 12.4% compared to the same periods in 2016, respectively, due to a combination of acquisitions and ongoing organic growth in all lines of business ceded to Maiden, which has moderated in recent quarters. The retroceded premiums decreased by $16.8 million and $40.1 million during the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively.
Net premiums earned increased by $60.0 million or 13.4% and $123.9 million or 13.9% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The increase is primarily due to AmTrust's prior year written premium growth as well as to lower utilization of retrocessional capacity.
The table below details net premiums earned by line of business for the three and six months ended June 30, 2017 and 2016:

For the Three Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$315,100	62.2%	$279,612	62.6%	$35,488	12.7%
Specialty Program	92,262	18.2%	77,488	17.3%	14,774	19.1%
Specialty Risk and Extended Warranty	99,454	19.6%	89,709	20.1%	9,745	10.9%
Total AmTrust Reinsurance	$506,816	100.0%	$446,809	100.0%	$60,007	13.4%

For the Six Months Ended June 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$632,009	62.3%	$544,103	61.1%	$87,906	16.2%
Specialty Program	192,010	18.9%	161,687	18.2%	30,323	18.8%
Specialty Risk and Extended Warranty	190,439	18.8%	184,772	20.7%	5,667	3.1%
Total AmTrust Reinsurance	$1,014,458	100.0%	$890,562	100.0%	$123,896	13.9%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $67.9 million or 24.0% and $127.8 million or 22.6% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. Net loss and LAE ratios were 69.2% and 68.3% for the three and six months ended June 30, 2017 compared to 63.3% and 63.4% for the same periods in 2016, respectively. The net loss and LAE ratio increased primarily as a result of adverse development of $29.4 million largely from non-program casualty, where elevated loss activity has been observed. The remainder of the adverse development was recorded in European hospital liability where we adjusted our estimated loss ratios for the most recent years in view of developing trends and economic factors that could influence future loss settlement values. There was no adverse development in the AmTrust Reinsurance segment in the comparative period in 2016.
This adverse prior year development increased the combined ratio in the AmTrust Reinsurance segment by 5.8% during the three months ended June 30, 2017.
The net loss and LAE ratio for the six months ended June 30, 2017 is also affected by a higher initial loss ratio booking than in 2016 and net adverse prior year development of $39.7 million (2016 - favorable of $0.5 million) primarily from its non-program casualty, workers compensation and European hospital liability lines of business. The total adverse prior year development increased the combined ratio on this segment by 3.9% during the six months ended June 30, 2017.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $22.8 million or 16.3% and $46.4 million or 16.5% for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The commission and other acquisition expense ratio increased to 32.2% for both the three and six months ended June 30, 2017, respectively, compared to 31.4% and 31.5% during the three and six months ended June 30, 2016, respectively. The increases in the ratios during the three and six months ended June 30, 2017 compared to the comparative periods in 2016 reflect the higher proportion of net premiums earned from the Reinsurance Agreement, which has a higher commission rate than the European Hospital Liability Quota Share. The commission ratio is also affected by the commission associated with the decline in retrocession premium ceded during the three and six months ended June 30, 2017 versus the same periods in 2016.
General and Administrative Expenses - General and administrative expenses decreased by $0.3 million or 31.0% and $0.1 million, or 5.2%, for the three and six months ended June 30, 2017 compared to the same periods in 2016, respectively. The general and administrative expense ratio decreased slightly to 0.1% for both the three and six months ended June 30, 2017 from 0.2% during the three and six months ended June 30, 2016. The overall expense ratio (including commission and other acquisition expenses) was 32.3% for both the three and six months ended June 30, 2017 compared to 31.6% and 31.7% for the three and six months ended June 30, 2016, respectively.

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
The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2017 and 2016:

For the Six Months Ended June 30,	2017	2016
	($ in thousands)
Operating activities	$223,512	$165,037
Investing activities	(31,676)	(89,393)
Financing activities	7,553	(40,386)
Effect of exchange rate changes on foreign currency cash	1,690	2,560
Total increase in cash and cash equivalents	$201,079	$37,818
Cash Flows from Operating Activities
Cash flows from operations for the six months ended June 30, 2017 were $223.5 million compared to $165.0 million for the six months ended June 30, 2016, a 35.4% increase. This increase in cash flows from operating activities arises primarily due to the settlement of the $107.0 million commutation with AmTrust, which reduced operating cash flow during the first quarter of 2016.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $31.7 million for the six months ended June 30, 2017 compared to $89.4 million for the same period in 2016. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Our total cash balance as at June 30, 2017 is higher than normal due to the pending settlement of investments purchased of $128.5 million which settle in July. Additionally, the balance increased due to the net proceeds from the issuance of Preferred Shares - Series D on June 15, 2017 which was partially used to redeem all of the 2012 Senior Notes on June 27, 2017. For the six months ended June 30, 2017, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $54.9 million. This inflow was offset by the increase in restricted cash and cash equivalents of $85.9 million combined with net payments from other investing activities of $0.6 million.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $7.6 million for the six months ended June 30, 2017 compared to cash flows used in financing activities of $40.4 million for the same period in 2016. The increase in net cash inflow for the six months ended June 30, 2017 compared to the same period in 2016 was due to the issuance of new preference shares with net proceeds of $145.1 million, which was partially used to redeem the 2012 senior notes issuance of $100.0 million. In addition, there was a decrease in dividends paid on preference shares of $6.6 million due to the mandatory conversion of Preference Shares Series B to Maiden's common shares during the third quarter of 2016, offset by the increase in dividends paid to common shareholders of $5.2 million brought by increased number of common shares outstanding as well as higher dividend rate in 2017.

Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.
At June 30, 2017 and December 31, 2016, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.6 billion and $4.4 billion, respectively. This collateral represents 87.3% and 90.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 2017 and December 31, 2016, respectively. The $232.6 million increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth in both premiums and reserves.
Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are designated as either available-for-sale ("AFS") or held-to-maturity ("HTM"). In 2017 and 2016, the Company designated certain corporate and municipal bonds previously classified as AFS to HTM to reflect our intention of holding these bonds until maturity. See "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the six months ended June 30, 2017, the yield on the 10-year U.S. Treasury bond decreased by 14 basis points to 2.31%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates during the six months ended June 30, 2017 reflects some uncertainty in U.S. fiscal policy despite modestly improving economic conditions in both the U.S and internationally. Relaxation of stringent monetary policy as has been experienced in recent years continues to emerge but at a gradual pace.
The movement in the market values of our AFS fixed maturity portfolio was a net gain of $45.8 million primarily due to foreign exchange gains of $38.3 million arising on our euro-denominated investment portfolio following the strengthening of the euro versus the U.S. dollar during the six months ended June 30, 2017. See "Liquidity and Capital Resources - Capital Resources" on page 58 for further information.
At June 30, 2017, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. At June 30, 2017 there was approximately $128.5 million in liability for investments purchased on the Company's Consolidated Balance Sheet compared to $6.4 million as at December 31, 2016, which was subsequently settled in cash after the quarter end. However, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At June 30, 2017 and December 31, 2016, these respective durations in years were as follows:

	June 30, 2017	December 31, 2016
Fixed maturities and cash and cash equivalents	4.4	4.9
Reserve for loss and LAE	3.8	3.8
At June 30, 2017 and December 31, 2016 the weighted average duration of our fixed maturity investment portfolio decreased by 0.5 to 4.4 and the duration for reserve for loss and LAE was effectively unchanged. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS").

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

June 30, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,191	$178	$(8)	$5,361	3.0%	1.9
U.S. agency bonds – mortgage-backed	1,797,606	11,984	(13,978)	1,795,612	2.9%	4.7
U.S. agency bonds – other	18,083	17	—	18,100	3.2%	8.6
Non-U.S. government and supranational bonds	30,284	162	(2,743)	27,703	2.5%	3.0
Asset-backed securities	255,487	4,349	(158)	259,678	4.5%	2.3
Corporate bonds	1,583,799	41,322	(29,418)	1,595,703	3.3%	5.0
Municipal bonds	2,500	104	—	2,604	4.2%	8.3
Total AFS fixed maturities	3,692,950	58,116	(46,305)	3,704,761	3.1%	4.7
HTM fixed maturities
Corporate bonds	1,070,289	28,705	(1,046)	1,097,948	3.5%	5.3
Municipal Bonds	62,627	366	(247)	62,746	3.3%	5.2
Total HTM fixed maturities	1,132,916	29,071	(1,293)	1,160,694	3.5%	5.3
Cash and cash equivalents	437,296	—	—	437,296	0.5%	0.0
Total	$5,263,162	$87,187	$(47,598)	$5,302,751	3.0%	4.4

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,186	$238	$(11)	$5,413	3.0%	2.4
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038	2.8%	4.9
U.S. agency bonds – other	18,082	20	—	18,102	3.2%	8.9
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934	2.4%	3.4
Asset-backed securities	217,232	3,713	(69)	220,876	4.6%	2.5
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205	3.5%	5.4
Municipal bonds	62,201	2,897	—	65,098	4.2%	6.5
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666	3.2%	5.1
HTM fixed maturities
Corporate bonds	752,212	16,370	(2,447)	766,135	3.6%	5.2
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Cash and cash equivalents	149,535	—	—	149,535	0.1%	0.0
Total	$4,907,389	$67,129	$(87,182)	$4,887,336	3.2%	4.9

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
($ in thousands)	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$29,616	$44,589	$61,219	$—
Due after one year through five years	588,064	325,150	560,141	260,557
Due after five years through ten years	1,026,649	749,494	1,371,356	486,568
Due after ten years	5,142	13,683	42,036	5,087
	1,649,471	1,132,916	2,034,752	752,212
U.S. agency bonds – mortgage-backed	1,795,612	—	1,716,038	—
Asset-backed securities	259,678	—	220,876	—
Total fixed maturities	$3,704,761	$1,132,916	$3,971,666	$752,212
Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$368,095	20.3%	$368,142	21.2%
FNMA – fixed rate	860,328	47.4%	800,947	46.2%
FNMA – variable rate	15,540	0.9%	17,761	1.0%
FHLMC – fixed rate	546,922	30.1%	523,983	30.2%
FHLMC – variable rate	4,727	0.3%	5,205	0.3%
Total U.S. agency bonds - mortgage-backed	1,795,612	99.0%	1,716,038	98.9%
Non-MBS fixed rate agency bonds	18,100	1.0%	18,102	1.1%
Total U.S. agency bonds	$1,813,712	100.0%	$1,734,140	100.0%
The following table provides a summary of changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Agency MBS:	($ in thousands)		($ in thousands)
Beginning balance	$1,671,475	$1,492,154	$1,716,038	$1,476,991
Purchases	193,586	49,625	218,586	99,359
Sales, calls and paydowns	(74,410)	(97,769)	(139,118)	(157,092)
Net realized gains on sales – included in net income	(96)	—	(96)	230
Change in net unrealized losses – included in other comprehensive income	6,057	9,663	2,404	35,305
Amortization of bond premium and discount	(1,000)	(1,878)	(2,202)	(2,998)
Ending balance	$1,795,612	$1,451,795	$1,795,612	$1,451,795
Our Agency MBS portfolio is 37.1% of our fixed maturity investments at June 30, 2017. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.
At June 30, 2017 and December 31, 2016, 97.4% and 96.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2017 and December 31, 2016 were as follows:

	Ratings(1)
June 30, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.3%	1.5%	$196,532	7.3%
Communications	—%	0.5%	1.3%	6.1%	0.4%	224,490	8.3%
Consumer	—%	0.5%	13.5%	11.5%	—%	687,670	25.5%
Energy	—%	1.0%	3.6%	3.0%	1.6%	246,677	9.2%
Financial Institutions	1.4%	2.1%	21.3%	13.4%	—%	1,027,917	38.2%
Industrials	—%	0.8%	1.8%	3.2%	0.5%	170,979	6.3%
Technology	—%	1.1%	2.6%	0.8%	0.7%	139,386	5.2%
Total Corporate bonds	1.4%	6.0%	45.6%	42.3%	4.7%	$2,693,651	100.0%

	Ratings(1)
December 31, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	2.4%	$213,904	8.0%
Communications	—%	0.5%	1.3%	6.6%	—%	223,984	8.4%
Consumer	—%	0.4%	14.9%	8.9%	0.3%	657,717	24.5%
Energy	—%	1.0%	3.8%	2.7%	2.1%	256,449	9.6%
Financial Institutions	1.4%	2.3%	22.1%	12.6%	0.2%	1,035,759	38.6%
Industrials	—%	0.8%	2.0%	2.9%	0.6%	170,030	6.3%
Technology	—%	2.2%	1.1%	0.6%	0.7%	124,497	4.6%
Total Corporate bonds	1.4%	7.2%	46.7%	38.4%	6.3%	$2,682,340	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company’s ten largest corporate holdings, all of which are U.S. dollar denominated and 60.8% of which are in the Financial Institutions sector, at June 30, 2017 as carried at fair value and as a percentage of all fixed income securities were as follows:

June 30, 2017	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Australia and New Zealand Banking Group, 3.70% Due 11/16/2025	$26,233	0.5%	AA-
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	26,208	0.5%	AA-
Morgan Stanley, 4.00% Due 7/23/2025	26,092	0.5%	BBB+
BNP Paribas, 5.00% Due 1/15/2021	20,882	0.5%	A
JP Morgan Chase & Co, 3.90% Due 7/15/2025	20,858	0.5%	A-
Gilead Sciences Inc, 3.65% Due 3/1/2026	20,566	0.5%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	20,428	0.4%	A-
Vale Overseas Ltd, 4.375% Due 1/11/2022	20,356	0.4%	BBB-
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	20,263	0.4%	A+
IBM Corporation, 7.00% Due 10/30/2025	19,823	0.4%	A+
Total	$221,709	4.6%

(1)	Ratings as assigned by S&P, or equivalent

We own the following securities not denominated in U.S. dollars:

	June 30, 2017		December 31, 2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$393,579	93.6%	$345,646	92.3%
Non-U.S. government and supranational bonds	26,737	6.4%	28,980	7.7%
Total non-U.S. dollar denominated AFS securities	$420,316	100.0%	$374,626	100.0%
These securities are invested in the following currencies:

	June 30, 2017		December 31, 2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$362,726	86.3%	$315,768	84.3%
British Pound	38,287	9.1%	39,154	10.5%
Australian Dollar	10,871	2.6%	10,089	2.7%
Canadian Dollar	4,201	1.0%	3,360	0.9%
All other	4,231	1.0%	6,255	1.6%
Total non-U.S. dollar denominated AFS securities	$420,316	100.0%	$374,626	100.0%
The net increase in non-U.S. denominated fixed maturities is primarily due to purchases. We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at June 30, 2017 and December 31, 2016. At June 30, 2017 and December 31, 2016, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	June 30, 2017		December 31, 2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$36,564	9.3%	$31,704	9.2%
AA+, AA, AA-	24,900	6.3%	30,535	8.8%
A+, A, A-	152,477	38.7%	161,845	46.8%
BBB+, BBB, BBB-	179,638	45.7%	114,456	33.1%
BB+ or lower	—	—%	7,106	2.1%
Total non-U.S. dollar denominated corporate bonds	$393,579	100.0%	$345,646	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.
Other Balance Sheet Changes
The following summarizes other material balance sheet changes of the Company at June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017	December 31, 2016	Change	Change %
Reinsurance balances receivable, net	$499,756	$410,166	$89,590	21.8%
Reserve for loss and LAE	3,110,208	2,896,496	213,712	7.4%
Unearned premiums	1,644,704	1,475,506	169,198	11.5%
The increase in reinsurance balances receivable, net, reserve for loss and LAE and unearned premiums during the first half of 2017 versus December 31, 2016 was primarily due to the continued growth in our AmTrust Reinsurance segment during the first half of 2017. The increase in reserve for net loss and LAE was also the result of adverse development experienced in both Diversified Reinsurance and AmTrust Reinsurance segments during the first half of 2017.
Capital Resources
Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources were $1.8 billion at June 30, 2017, a $39.6 million, or 2.3%, net increase from $1.7 billion at December 31, 2016.

The following table shows the movement in total capital resources at June 30, 2017 and December 31, 2016:

($ in thousands)	June 30, 2017	December 31, 2016	Change	Change %
Preference shares	$465,000	$315,000	$150,000	47.6%
Common shareholders' equity	1,035,399	1,045,797	(10,398)	(1.0)%
Total Maiden shareholders' equity	1,500,399	1,360,797	139,602	10.3%
Senior Notes - principal amount	262,500	362,500	(100,000)	(27.6)%
Total capital resources	$1,762,899	$1,723,297	$39,602	2.3%
The major factors contributing to the net increase in capital resources were as follows:
Maiden shareholders' equity
Total Maiden shareholders' equity at June 30, 2017 increased by $139.6 million, or 10.3%, compared to December 31, 2016 primarily due to:

•	net income attributable to Maiden of $10.2 million. See "Results of Operations - Net Income" on page 44 for a discussion of the Company’s net income for the six months ended June 30, 2017;

•
net increase in AOCI of $20.6 million. This increase arose due to: 1) an increase in AOCI of $48.6 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $12.9 million relating to market price movements and an increase in our non-U.S. dollar denominated investment portfolio of $35.7 million, primarily due to the strengthening of the euro and British pound relative to the U.S. dollar during 2017; and offset by 2) decrease in cumulative translation adjustments of $28.0 million due to the effect of the appreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities);

•	issuance of new preference shares with net proceeds of $145.0 million after issuance cost of $5.0 million; and

•	net increase resulting from share based transactions of $1.9 million.
These increases were offset by dividends declared of $38.1 million related to the Company’s common and preferred shares.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. No share repurchases have taken place to date under this plan.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at June 30, 2017 and December 31, 2016.
Senior Notes
On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100.0 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2.8 million (see related discussion in "Note 6. Long-Term Debt" and "Note 11. Shareholders' Equity" of the Notes to Condensed Consolidated Financial Statements (unaudited) included under Part I Item 1 "Financial Information" of this Form 10-Q).
Except as discussed above, there were no further changes in the Company’s Senior Notes at June 30, 2017 compared to December 31, 2016 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2017. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s Senior Notes.
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
Financial Strength Ratings
Our principal operating subsidiaries are rated "BBB+" (Good) with a negative outlook by Standard & Poor's ("S&P"), which is the eighth highest of twenty-two rating levels and A (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best") which rating is the third highest of sixteen rating levels, as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Aggregate Contractual Obligations
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Except as previously noted in the Senior Notes section above, at June 30, 2017, there are no further material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At June 30, 2017, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses amounted to $6.7 million and $8.6 million during the three and six months ended June 30, 2017, respectively, compared to net foreign exchange gains of $5.5 million and $5.8 million for the same periods in 2016, respectively.
Effects of Inflation
The anticipated effects of inflation are considered explicitly in the pricing of the insured exposures, which are used as the initial estimates of reserves for loss and LAE. In addition, inflation is also implicitly accounted for in subsequent estimates of loss and LAE reserves, as the expected rate of emergence is in part predicated upon the historical levels of inflation that impact ultimate claim costs. To the extent inflation causes these costs, particularly medical treatments and litigation costs, to vary from the assumptions made in the pricing or reserving estimates, the Company will be required to change the reserve for loss and LAE with a corresponding change in its earnings in the period in which the variance is identified. The actual effects of inflation on the results of operations of the Company cannot be accurately known until claims are ultimately settled.
Off-Balance Sheet Arrangements
At June 30, 2017, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2017, we had AFS fixed maturity securities with a fair value of $3.7 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at June 30, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at June 30, 2017:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$3,388,188	$(316,573)	(21.1)%
100 basis point increase	3,540,627	(164,134)	(10.9)%
No change	3,704,761	—	—%
100 basis point decrease	3,874,726	169,965	11.3%
200 basis point decrease	4,045,865	341,104	22.7%
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
The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Ratings(1)
AA+ or better	41.9%	41.3%
AA, AA-, A+, A, A-	31.6%	33.2%
BBB+, BBB, BBB-	23.9%	22.0%
BB+ or lower	2.6%	3.5%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2017, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (see "Liquidity and Capital Resources - Investments" on page 54), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.5% and 4.6% of the Company’s total fixed income securities, respectively.
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
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at June 30, 2017 were $499.8 million, including balances both currently due and accrued.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2017.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $87.7 million at June 30, 2017 compared to $99.9 million at December 31, 2016. At June 30, 2017, $54.8 million or 54.8% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (December 31, 2016 - $54.8 million or 54.8% and with credit rating of A+). Furthermore, at both June 30, 2017 and December 31, 2016, $11.4 million or 13.0% (December 31, 2016 - $23.8 million or 23.8%) of these reinsurance recoverables relate to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
A or better	98.1%	97.2%
B++ or worse	1.9%	2.8%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the six months ended June 30, 2017 and as at June 30, 2017, 7.8% of our net premiums written and 11.6% of our reserve for loss and LAE were transacted in euro, respectively.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2017, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $1.0 million and $2.1 million, respectively.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 9. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

MAIDEN HOLDINGS, LTD.
By:
August 9, 2017		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer