Form 10-Q
period 2017-09-30
Maiden Holdings, Ltd.
filed 2017-11-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐ No ☒

As of November 2, 2017, the number of the Registrant's Common Stock ($.01 par value) outstanding was 84,624,829.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2017: $3,844,996; 2016: $4,005,642)	$3,884,587	$3,971,666
Fixed maturities, held to maturity, at amortized cost (fair value 2017: $1,152,106; 2016: $766,135)	1,118,368	752,212
Other investments, at fair value (cost 2017: $5,640; 2016: $10,057)	7,041	13,060
Total investments	5,009,996	4,736,938
Cash and cash equivalents	182,677	45,747
Restricted cash and cash equivalents	131,598	103,788
Accrued investment income	35,547	36,517
Reinsurance balances receivable, net (includes $150,985 and $132,056 from related parties in 2017 and 2016, respectively)	479,472	410,166
Reinsurance recoverable on unpaid losses (includes $2,374 and $5,085 from related parties in 2017 and 2016, respectively)	140,629	99,936
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $371,733 and $339,172 from related parties in 2017 and 2016, respectively)	469,617	424,605
Goodwill and intangible assets, net	76,116	77,715
Other assets	145,470	148,912
Total assets	$6,839,097	$6,252,299
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,131,851 and $1,776,784 from related parties in 2017 and 2016, respectively)	$3,365,011	$2,896,496
Unearned premiums (includes $1,238,085 and $1,152,484 from related parties in 2017 and 2016, respectively)	1,601,069	1,475,506
Accrued expenses and other liabilities	175,540	161,334
Liability for investments purchased	21,658	6,402
Senior notes - principal amount	262,500	362,500
Less: unamortized debt issuance costs	8,070	11,091
Senior notes, net	254,430	351,409
Total liabilities	5,417,708	4,891,147
Commitments and Contingencies
EQUITY
Preference shares	465,000	315,000
Common shares ($0.01 par value; 87,728,554 and 87,321,012 shares issued in 2017 and 2016, respectively; 84,624,829 and 86,271,109 shares outstanding in 2017 and 2016, respectively)	877	873
Additional paid-in capital	747,464	749,256
Accumulated other comprehensive income	46,079	14,997
Retained earnings	181,510	285,662
Treasury shares, at cost (3,103,725 and 1,049,903 shares in 2017 and 2016, respectively)	(19,903)	(4,991)
Total Maiden shareholders’ equity	1,421,027	1,360,797
Noncontrolling interests in subsidiaries	362	355
Total equity	1,421,389	1,361,152
Total liabilities and equity	$6,839,097	$6,252,299
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Gross premiums written	$630,972	$706,854	$2,259,597	$2,259,290
Net premiums written	$617,330	$690,653	$2,201,950	$2,133,911
Change in unearned premiums	36,536	7,625	(127,475)	(182,060)
Net premiums earned	653,866	698,278	2,074,475	1,951,851
Other insurance revenue	2,488	2,345	7,816	8,696
Net investment income	40,823	35,666	123,492	107,291
Net realized gains on investment	5,859	1,900	8,316	4,511
Total revenues	703,036	738,189	2,214,099	2,072,349
Expenses
Net loss and loss adjustment expenses	535,968	466,751	1,545,157	1,297,361
Commission and other acquisition expenses	193,462	206,706	625,530	587,501
General and administrative expenses	19,492	16,952	52,252	49,738
Interest and amortization expenses	4,829	6,856	18,430	21,314
Accelerated amortization of senior note issuance cost	—	—	2,809	2,345
Amortization of intangible assets	533	616	1,599	1,846
Foreign exchange losses (gains)	3,550	(687)	12,193	(6,474)
Total expenses	757,834	697,194	2,257,970	1,953,631
(Loss) income before income taxes	(54,798)	40,995	(43,871)	118,718
Less: income tax expense	256	199	1,017	1,206
Net (loss) income	(55,054)	40,796	(44,888)	117,512
Add: net loss attributable to noncontrolling interests	3	56	34	166
Net (loss) income attributable to Maiden	(55,051)	40,852	(44,854)	117,678
Dividends on preference shares	(8,545)	(9,023)	(20,611)	(27,723)
Net (loss) income attributable to Maiden common shareholders	$(63,596)	$31,829	$(65,465)	$89,955
Basic (loss) earnings per share attributable to Maiden common shareholders	$(0.74)	$0.42	$(0.76)	$1.20
Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.74)	$0.40	$(0.76)	$1.15
Dividends declared per common share	$0.15	$0.14	$0.45	$0.42
Weighted average number of common shares - basic	85,859,201	75,993,451	86,256,481	74,625,839
Adjusted weighted average number of common shares and assumed conversions - diluted	85,859,201	86,150,951	86,256,481	86,018,019

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income	$(55,054)	$40,796	$(44,888)	$117,512
Other comprehensive income
Net unrealized holdings gains on available-for-sale fixed maturities arising during the period	25,019	8,888	68,798	155,052
Adjustment for reclassification of net realized (gains) losses recognized in net income	(3,650)	(1,202)	1,123	578
Foreign currency translation adjustment	(10,828)	(2,730)	(38,803)	(7,927)
Other comprehensive income, before tax	10,541	4,956	31,118	147,703
Income tax (expense) benefit related to components of other comprehensive income	(25)	11	5	(28)
Other comprehensive income, after tax	10,516	4,967	31,123	147,675
Comprehensive (loss) income	(44,538)	45,763	(13,765)	265,187
Net loss attributable to noncontrolling interests	3	56	34	166
Other comprehensive income attributable to noncontrolling interests	(12)	(17)	(41)	(32)
Comprehensive (income) loss attributable to noncontrolling interests	(9)	39	(7)	134
Comprehensive (loss) income attributable to Maiden	$(44,547)	$45,802	$(13,772)	$265,321

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2017	2016
Preference shares
Beginning balance	$315,000	$480,000
Issuance of Preference Shares – Series D	150,000	—
Mandatory conversion of Preference Shares - Series B	—	(165,000)
Ending balance	465,000	315,000
Common shares
Beginning balance	873	747
Exercise of options and issuance of shares	4	4
Shares issued on mandatory conversion of Preference Shares - Series B	—	121
Ending balance	877	872
Additional paid-in capital
Beginning balance	749,256	579,178
Exercise of options and issuance of common shares	1,072	662
Share-based compensation expense	2,194	2,625
Issuance costs of Preference Shares - Series D	(5,058)	—
Mandatory conversion of Preference Shares - Series B	—	164,879
Others	—	(141)
Ending balance	747,464	747,203
Accumulated other comprehensive income
Beginning balance	14,997	(23,767)
Change in net unrealized gains on investment	69,926	155,602
Foreign currency translation adjustment	(38,844)	(7,959)
Ending balance	46,079	123,876
Retained earnings
Beginning balance	285,662	316,184
Net (loss) income attributable to Maiden	(44,854)	117,678
Dividends on preference shares	(20,611)	(27,723)
Dividends on common shares	(38,687)	(32,799)
Ending balance	181,510	373,340
Treasury shares
Beginning balance	(4,991)	(4,521)
Shares repurchased	(14,912)	(470)
Ending balance	(19,903)	(4,991)
Noncontrolling interests in subsidiaries
Beginning balance	355	1,278
Change in minority interest	—	(54)
Dividend paid to noncontrolling interest	—	(31)
Net loss attributable to noncontrolling interests	(34)	(166)
Foreign currency translation adjustment	41	32
Ending balance	362	1,059
Total equity	$1,421,389	$1,556,359
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2017	2016
Cash flows from operating activities
Net (loss) income	$(44,888)	$117,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	10,472	16,841
Net realized gains on investment	(8,316)	(4,511)
Foreign exchange losses (gains)	12,193	(6,474)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(62,517)	(154,091)
Reinsurance recoverable on unpaid losses	(40,455)	(26,281)
Accrued investment income	1,545	(1,537)
Deferred commission and other acquisition expenses	(43,171)	(49,713)
Other assets	(1,865)	(32,027)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	419,660	250,937
Unearned premiums	117,882	204,752
Accrued expenses and other liabilities	14,239	10,749
Net cash provided by operating activities	374,779	326,157
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(715,838)	(732,001)
Purchases of other investments	(986)	(167)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	199,751	101,923
Proceeds from maturities and calls of fixed maturities – available-for-sale	302,496	442,490
Proceeds from maturities and calls of fixed maturities – held to maturity	20,744	—
Proceeds from sale and redemption of other investments	11,119	572
Increase in restricted cash and cash equivalents	(27,040)	(103,685)
Other, net	(2,299)	(521)
Net cash used in investing activities	(212,053)	(291,389)
Cash flows from financing activities:
Preference shares, net of issuance costs	144,942	—
Senior notes, net of issuance costs	—	106,424
Redemption of 2012 senior notes	(100,000)	—
Redemption of 2011 senior notes	—	(107,500)
Issuance of common shares	1,076	666
Repurchase of common shares	(14,912)	(470)
Dividends paid – Maiden common shareholders	(38,935)	(31,062)
Dividends paid – preference shares	(20,611)	(27,723)
Net cash used in financing activities	(28,440)	(59,665)
Effect of exchange rate changes on foreign currency cash	2,644	2,715
Net increase (decrease) in cash and cash equivalents	136,930	(22,182)
Cash and cash equivalents, beginning of period	45,747	89,641
Cash and cash equivalents, end of period	$182,677	$67,459
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
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the following:
Recently Adopted Accounting Standards Updates
Improvements to Employee Share-Based Payment Accounting
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2016-09 guidance that outlines changes for certain aspects of share-based payments to employees, such as accounting for forfeitures, which applies to the Company. Under the new guidance, the entities can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for public business entities for fiscal year beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities, in any annual or interim period for which financial statements haven't been issued or made available for issuance, but all of the guidance must be adopted in the same period. Based on the Company's history, forfeitures have never been material. The Company will account for forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company's Condensed Consolidated Financial Statements. There were no forfeitures for the three and nine months ended September 30, 2017.
Simplified Accounting for Goodwill Impairment
In February 2017, the FASB issued ASU 2017-04 guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the two-step impairment test under ASC 350 Intangibles - Goodwill and Other. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment under Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. The Update does not change the guidance on completing Step 1 of the goodwill impairment test. The standard has tiered effective dates, starting in 2020 for calendar public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017.
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
1.The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;
2.The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and
3.The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located, primarily, in the U.S. and Europe. Our AmTrust Reinsurance segment includes all business ceded to our wholly owned subsidiary, Maiden Reinsurance Ltd. ("Maiden Bermuda") from AmTrust Financial Services, Inc. ("AmTrust"), primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. In addition to our reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment and the remnants of the U.S. excess and surplus ("E&S") business have been included in the "Other" category. Please refer to "Note 8. Related Party Transactions" for additional information.
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
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended September 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$210,953	$420,019	$—	$630,972
Net premiums written	$207,137	$410,193	$—	$617,330
Net premiums earned	$217,513	$436,353	$—	$653,866
Other insurance revenue	2,488	—	—	2,488
Net loss and loss adjustment expense ("loss and LAE")	(172,273)	(355,030)	(8,665)	(535,968)
Commission and other acquisition expenses	(54,810)	(138,650)	(2)	(193,462)
General and administrative expenses	(8,595)	(771)	—	(9,366)
Underwriting loss	$(15,677)	$(58,098)	$(8,667)	(82,442)
Reconciliation to net loss
Net investment income and net realized gains on investment				46,682
Interest and amortization expenses				(4,829)
Amortization of intangible assets				(533)
Foreign exchange losses				(3,550)
Other general and administrative expenses				(10,126)
Income tax expense				(256)
Net loss				$(55,054)

Net loss and LAE ratio(1)	78.3%	81.4%		81.6%
Commission and other acquisition expense ratio(2)	24.9%	31.7%		29.5%
General and administrative expense ratio(3)	3.9%	0.2%		3.0%
Expense ratio(4)	28.8%	31.9%		32.5%
Combined ratio(5)	107.1%	113.3%		114.1%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended September 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$186,750	$520,104	$—	$706,854
Net premiums written	$179,092	$511,561	$—	$690,653
Net premiums earned	$175,141	$523,137	$—	$698,278
Other insurance revenue	2,345	—	—	2,345
Net loss and LAE	(132,396)	(334,310)	(45)	(466,751)
Commission and other acquisition expenses	(39,868)	(166,836)	(2)	(206,706)
General and administrative expenses	(9,038)	(759)	—	(9,797)
Underwriting (loss) income	$(3,816)	$21,232	$(47)	17,369
Reconciliation to net income
Net investment income and net realized gains on investment				37,566
Interest and amortization expenses				(6,856)
Amortization of intangible assets				(616)
Foreign exchange gains				687
Other general and administrative expenses				(7,155)
Income tax expense				(199)
Net income				$40,796

Net loss and LAE ratio(1)	74.6%	63.9%		66.6%
Commission and other acquisition expense ratio(2)	22.5%	31.9%		29.5%
General and administrative expense ratio(3)	5.1%	0.1%		2.4%
Expense ratio(4)	27.6%	32.0%		31.9%
Combined ratio(5)	102.2%	95.9%		98.5%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$683,839	$1,575,677	$81	$2,259,597
Net premiums written	$671,880	$1,529,980	$90	$2,201,950
Net premiums earned	$623,574	$1,450,811	$90	$2,074,475
Other insurance revenue	7,816	—	—	7,816
Net loss and LAE	(487,759)	(1,047,222)	(10,176)	(1,545,157)
Commission and other acquisition expenses	(159,744)	(465,789)	3	(625,530)
General and administrative expenses	(25,819)	(2,240)	—	(28,059)
Underwriting loss	$(41,932)	$(64,440)	$(10,083)	(116,455)
Reconciliation to net loss
Net investment income and net realized gains on investment				131,808
Interest and amortization expenses				(18,430)
Accelerated amortization of senior note issuance cost				(2,809)
Amortization of intangible assets				(1,599)
Foreign exchange losses				(12,193)
Other general and administrative expenses				(24,193)
Income tax expense				(1,017)
Net loss				$(44,888)

Net loss and LAE ratio(1)	77.2%	72.2%		74.2%
Commission and other acquisition expense ratio(2)	25.3%	32.1%		30.0%
General and administrative expense ratio(3)	4.1%	0.1%		2.5%
Expense ratio(4)	29.4%	32.2%		32.5%
Combined ratio(5)	106.6%	104.4%		106.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$667,388	$1,591,902	$—	$2,259,290
Net premiums written	$626,522	$1,507,389	$—	$2,133,911
Net premiums earned	$538,152	$1,413,699	$—	$1,951,851
Other insurance revenue	8,696	—	—	8,696
Net loss and LAE	(395,718)	(898,703)	(2,940)	(1,297,361)
Commission and other acquisition expenses	(139,895)	(447,604)	(2)	(587,501)
General and administrative expenses	(26,717)	(2,308)	—	(29,025)
Underwriting (loss) income	$(15,482)	$65,084	$(2,942)	46,660
Reconciliation to net income
Net investment income and net realized gains on investment				111,802
Interest and amortization expenses				(21,314)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(1,846)
Foreign exchange gains				6,474
Other general and administrative expenses				(20,713)
Income tax expense				(1,206)
Net income				$117,512

Net loss and LAE ratio(1)	72.4%	63.5%		66.2%
Commission and other acquisition expense ratio(2)	25.6%	31.7%		30.0%
General and administrative expense ratio(3)	4.8%	0.2%		2.5%
Expense ratio(4)	30.4%	31.9%		32.5%
Combined ratio(5)	102.8%	95.4%		98.7%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at September 30, 2017 and December 31, 2016:

September 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,898,036	$4,362,008	$6,260,044
Corporate assets	—	—	579,053
Total Assets	$1,898,036	$4,362,008	$6,839,097

December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,787,320	$3,900,067	$5,687,387
Corporate assets	—	—	564,912
Total Assets	$1,787,320	$3,900,067	$6,252,299

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$37,962	6.2%	$30,606	4.4%
Casualty	129,726	21.0%	115,360	16.7%
Accident and Health	16,946	2.7%	14,845	2.2%
International	22,503	3.7%	18,281	2.6%
Total Diversified Reinsurance	207,137	33.6%	179,092	25.9%
AmTrust Reinsurance
Small Commercial Business	295,499	47.9%	314,677	45.6%
Specialty Program	63,816	10.3%	98,895	14.3%
Specialty Risk and Extended Warranty	50,878	8.2%	97,989	14.2%
Total AmTrust Reinsurance	410,193	66.4%	511,561	74.1%
Total Net Premiums Written	$617,330	100.0%	$690,653	100.0%

For the Nine Months Ended September 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$132,398	6.0%	$123,991	5.8%
Casualty	391,503	17.8%	365,332	17.1%
Accident and Health	74,504	3.4%	68,140	3.2%
International	73,475	3.3%	69,059	3.2%
Total Diversified Reinsurance	671,880	30.5%	626,522	29.3%
AmTrust Reinsurance
Small Commercial Business	1,028,905	46.7%	983,601	46.1%
Specialty Program	255,767	11.6%	268,193	12.6%
Specialty Risk and Extended Warranty	245,308	11.2%	255,595	12.0%
Total AmTrust Reinsurance	1,529,980	69.5%	1,507,389	70.7%
Other	90	—%	—	—%
Total Net Premiums Written	$2,201,950	100.0%	$2,133,911	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$43,362	6.6%	$29,921	4.3%
Casualty	130,428	20.0%	105,893	15.2%
Accident and Health	22,780	3.5%	18,436	2.6%
International	20,943	3.2%	20,891	3.0%
Total Diversified Reinsurance	217,513	33.3%	175,141	25.1%
AmTrust Reinsurance
Small Commercial Business	314,773	48.1%	320,596	45.9%
Specialty Program	59,143	9.1%	89,856	12.9%
Specialty Risk and Extended Warranty	62,437	9.5%	112,685	16.1%
Total AmTrust Reinsurance	436,353	66.7%	523,137	74.9%
Total Net Premiums Earned	$653,866	100.0%	$698,278	100.0%

For the Nine Months Ended September 30,	2017		2016
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$122,888	5.9%	$103,023	5.3%
Casualty	375,141	18.1%	313,736	16.1%
Accident and Health	63,878	3.1%	55,788	2.8%
International	61,667	3.0%	65,605	3.4%
Total Diversified Reinsurance	623,574	30.1%	538,152	27.6%
AmTrust Reinsurance
Small Commercial Business	946,782	45.6%	864,699	44.3%
Specialty Program	251,153	12.1%	251,543	12.9%
Specialty Risk and Extended Warranty	252,876	12.2%	297,457	15.2%
Total AmTrust Reinsurance	1,450,811	69.9%	1,413,699	72.4%
Other	90	—%	—	—%
Total Net Premiums Earned	$2,074,475	100.0%	$1,951,851	100.0%

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
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities and other investments at September 30, 2017 and December 31, 2016, are as follows:

September 30, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Available-for-sale ("AFS") fixed maturities :
U.S. treasury bonds	$5,194	$150	$(8)	$5,336
U.S. agency bonds – mortgage-backed	2,004,645	14,208	(12,451)	2,006,402
Non-U.S. government and supranational bonds	33,392	216	(2,012)	31,596
Asset-backed securities	257,969	4,456	(164)	262,261
Corporate bonds	1,541,296	52,717	(17,624)	1,576,389
Municipal bonds	2,500	103	—	2,603
Total AFS fixed maturities	3,844,996	71,850	(32,259)	3,884,587
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	1,057,943	34,027	(748)	1,091,222
Municipal bonds	60,425	459	—	60,884
Total HTM fixed maturities	1,118,368	34,486	(748)	1,152,106
Other investments	5,640	1,401	—	7,041
Total investments	$4,969,004	$107,737	$(33,007)	$5,043,734

December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,186	$238	$(11)	$5,413
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038
U.S. agency bonds – other	18,082	20	—	18,102
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934
Asset-backed securities	217,232	3,713	(69)	220,876
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205
Municipal bonds	62,201	2,897	—	65,098
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666
HTM fixed maturities:
Corporate bonds	752,212	16,370	(2,447)	766,135
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Other investments	10,057	3,003	—	13,060
Total investments	$4,767,911	$70,132	$(87,182)	$4,750,861

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

	AFS fixed maturities		HTM fixed maturities
September 30, 2017	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$40,440	$38,784	$49,293	$49,298
Due after one year through five years	577,760	583,569	335,922	346,747
Due after five years through ten years	961,682	990,968	723,297	746,131
Due after ten years	2,500	2,603	9,856	9,930
	1,582,382	1,615,924	1,118,368	1,152,106
U.S. agency bonds – mortgage-backed	2,004,645	2,006,402	—	—
Asset-backed securities	257,969	262,261	—	—
Total fixed maturities	$3,844,996	$3,884,587	$1,118,368	$1,152,106
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$—	$—	$592	$(8)	$592	$(8)
U.S. agency bonds – mortgage-backed	700,173	(5,545)	390,211	(6,906)	1,090,384	(12,451)
Non–U.S. government and supranational bonds	12,678	(1,116)	15,132	(896)	27,810	(2,012)
Asset-backed securities	21,499	(105)	3,323	(59)	24,822	(164)
Corporate bonds	152,959	(4,437)	262,782	(13,935)	415,741	(18,372)
Total temporarily impaired fixed maturities	$887,309	$(11,203)	$672,040	$(21,804)	$1,559,349	$(33,007)
At September 30, 2017, there were approximately 148 securities in an unrealized loss position with a fair value of $1,559,349 and unrealized losses of $33,007. Of these securities, there were 93 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $672,040 and unrealized losses of $21,804.

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
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2017, we have determined that the unrealized losses on fixed maturities were primarily due to widening of credit and interest rate spreads as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired ("OTTI") at September 30, 2017. The Company has recognized no OTTI through earnings for the three and nine months ended September 30, 2017 and 2016.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at September 30, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,194	$5,336	0.1%
U.S. agency bonds	2,004,645	2,006,402	39.8%
AAA	169,514	173,589	3.4%
AA+, AA, AA-	238,268	244,507	4.9%
A+, A, A-	1,395,001	1,421,504	28.3%
BBB+, BBB, BBB-	1,093,491	1,125,119	22.3%
BB+ or lower	57,251	60,236	1.2%
Total fixed maturities	$4,963,364	$5,036,693	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

Ratings(1) at December 31, 2016	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,186	$5,413	0.1%
U.S. agency bonds	1,738,518	1,734,140	36.6%
AAA	170,515	171,090	3.6%
AA+, AA, AA-	238,315	237,169	5.0%
A+, A, A-	1,386,023	1,374,860	29.0%
BBB+, BBB, BBB-	1,053,529	1,047,376	22.2%
BB+ or lower	165,768	167,753	3.5%
Total fixed maturities	$4,757,854	$4,737,801	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	September 30, 2017		December 31, 2016
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,541	78.7%	$5,474	41.9%
Investment in quoted equity	—	—%	6,586	50.4%
Other	1,500	21.3%	1,000	7.7%
Total other investments	$7,041	100.0%	$13,060	100.0%
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $319 at September 30, 2017 (December 31, 2016 - $463).

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Fixed maturities	$40,369	$35,769	$123,849	$108,018
Cash and cash equivalents	899	506	1,328	1,147
Loan to related party	913	599	2,441	1,729
Other	569	572	1,460	1,519
	42,750	37,446	129,078	112,413
Investment expenses	(1,927)	(1,780)	(5,586)	(5,122)
Net investment income	$40,823	$35,666	$123,492	$107,291

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
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended September 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$1,366	$(997)	$369
Other investments	5,490	—	5,490
Net realized gains on investment	$6,856	$(997)	$5,859

For the Three Months Ended September 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$1,813	$—	$1,813
Other investments	87	—	87
Net realized gains on investment	$1,900	$—	$1,900

For the Nine Months Ended September 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$3,854	$(1,253)	$2,601
Other investments	5,715	—	5,715
Net realized gains on investment	$9,569	$(1,253)	$8,316

For the Nine Months Ended September 30, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$4,953	$(891)	$4,062
Other investments	449	—	449
Net realized gains on investment	$5,402	$(891)	$4,511
Proceeds from sales of fixed maturities classified as AFS were $97,357 and $199,751 for the three and nine months ended September 30, 2017, respectively (2016 - $15,260 and $101,923, respectively).
Net unrealized (losses) gains were as follows:

	September 30, 2017	December 31, 2016
Fixed maturities	$47,888	$(23,635)
Other investments	1,401	3,003
Total net unrealized gains (losses)	49,289	(20,632)
Deferred income tax	(79)	(84)
Net unrealized gains (losses), net of deferred income tax	$49,210	$(20,716)
Change, net of deferred income tax	$69,926

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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The assets in trust as collateral are primarily cash and highly rated fixed maturities. The fair value of our restricted assets was as follows:

	September 30, 2017	December 31, 2016
Restricted cash – third party agreements	$80,999	$56,891
Restricted cash – related party agreements	50,467	46,777
Restricted cash – U.S. state regulatory authorities	132	120
Total restricted cash	131,598	103,788
Restricted investments – in trust for third party agreements at fair value (Amortized cost: 2017 – $1,337,185; 2016 – $1,307,926)	1,354,548	1,299,569
Restricted investments AFS– in trust for related party agreements at fair value (Amortized cost: 2017 – $2,193,678; 2016 – $2,242,565)	2,218,382	2,225,066
Restricted investments HTM– in trust for related party agreements at fair value (Amortized cost: 2017 – $1,118,368; 2016 – $752,212)	1,152,106	766,135
Restricted investments – in trust for U.S. state regulatory authorities (Amortized cost: 2017 – $4,071; 2016 – $4,059)	4,188	4,238
Total restricted investments	4,729,224	4,295,008
Total restricted cash and investments	$4,860,822	$4,398,796

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
ASC 825, “Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2017.
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
Other investments — Includes both quoted and unquoted investments. The fair value of our quoted equity investment is obtained from the Pricing Service and is classified within Level 1. The quoted equity investment was sold in the third quarter of 2017.
Unquoted other investments comprise investments in limited partnerships and two investments in start-up insurance related companies. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period.
The fair value of the investments in the start-up insurance related companies was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At September 30, 2017 and December 31, 2016, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,336	$—	$—	$—	$5,336
U.S. agency bonds – mortgage-backed	—	2,006,402	—	—	2,006,402
Non-U.S. government and supranational bonds	—	31,596	—	—	31,596
Asset-backed securities	—	262,261	—	—	262,261
Corporate bonds	—	1,576,389	—	—	1,576,389
Municipal bonds	—	2,603	—	—	2,603
Other investments	—	—	1,500	5,541	7,041
Total	$5,336	$3,879,251	$1,500	$5,541	$3,891,628
As a percentage of total assets	0.1%	56.7%	—%	0.1%	56.9%

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,413	$—	$—	$—	$5,413
U.S. agency bonds – mortgage-backed	—	1,716,038	—	—	1,716,038
U.S. agency bonds – other	—	18,102	—	—	18,102
Non-U.S. government and supranational bonds	—	29,934	—	—	29,934
Asset-backed securities	—	220,876	—	—	220,876
Corporate bonds	—	1,916,205	—	—	1,916,205
Municipal bonds	—	65,098	—	—	65,098
Other investments	6,586	—	1,000	5,474	13,060
Total	$11,999	$3,966,253	$1,000	$5,474	$3,984,726
As a percentage of total assets	0.2%	63.4%	—%	0.1%	63.7%
The Company utilizes a Pricing Service to assist in determining the fair value of our investments; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. This includes responsibility for monitoring the fair value process, ensuring objective and reliable valuation practices and pricing of assets and liabilities and pricing sources. The Company analyzes and reviews the information and prices received from the Pricing Service to ensure that the prices represent a reasonable estimate of the fair value.
The Pricing Service was utilized to estimate fair value measurements for approximately 99.9% and 98.8% of its fixed maturities at September 30, 2017 and December 31, 2016, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At September 30, 2017 and December 31, 2016, 0.1% and 1.2%, respectively, of the fixed maturities are valued using the market approach. At each of those dates, a total of three securities, or approximately $6,463 and $56,674, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2017 and December 31, 2016, we have not adjusted any pricing provided to us based on the review performed by our investment managers.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
The Company utilized a Pricing Service to estimate fair value measurement for the quoted equity investment reflecting the closing price quoted for the final trading day of the period and is included in Level 1. The quoted equity investment was sold in the third quarter of 2017.
There have not been any transfers between Level 1 and Level 2 and there has not been any transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
The Company also has investments of $1,500 (December 31, 2016 - $1,000) in start-up insurance related companies, the fair value of each was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of these unquoted investments as Level 3.
The Company has determined that its investment in Level 3 securities is not material to its financial position or results of operations. During the three and nine months ended September 30, 2017 and 2016, there have been no transfers into or out of Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$1,057,943	$1,091,222	$752,212	$766,135
HTM – municipal bonds	60,425	60,884	—	—
Total financial assets	$1,118,368	$1,152,106	$752,212	$766,135

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$117,040	$110,000	$111,452
Senior Notes - MHNC – 7.75%	152,500	159,600	152,500	164,700
Senior Notes - MHNB – 8.00%(1)	—	—	100,000	101,600
Total financial liabilities	$262,500	$276,640	$362,500	$377,752

(1)	Please refer to "Note 6. Long-Term Debt", for disclosure regarding the redemption of the 2012 Senior Notes during the second quarter of 2017.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Long-Term Debt
Senior Notes
Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), both have an outstanding public debt offering of senior notes which were issued in 2016 and 2013, respectively, (the "Senior Notes"). The 2013 Senior Notes issuance made by Maiden NA is fully and unconditionally guaranteed by the Company. The Senior Notes are unsecured and unsubordinated obligation of the Company.
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
The following table details the Company's Senior Notes issuances as of September 30, 2017 and December 31, 2016:

September 30, 2017	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$—	$262,500
Less: unamortized issuance costs	3,664	4,406	—	8,070
Carrying value	$106,336	$148,094	$—	$254,430

December 31, 2016	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$100,000	$362,500
Less: unamortized issuance costs	3,694	4,532	2,865	11,091
Carrying value	$106,306	$147,968	$97,135	$351,409

Other details:
Original debt issuance costs	$3,715	$5,054	$3,406
Maturity date	June 14, 2046	Dec 1, 2043	Mar 27, 2042
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018	Mar 27, 2017
Coupon rate	6.625%	7.75%	8.00%
Effective interest rate	7.07%	8.04%	8.31%
The interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2017 was $4,776 and $18,218, respectively, (2016 - $6,776 and $21,049, respectively) of which $1,342 and $1,453 was accrued at September 30, 2017 and December 31, 2016, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the Senior Notes. The amount of amortization expense for the three and nine months ended September 30, 2017 was $53 and $212, respectively, (2016 - $80 and $265, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Reserve for Loss and Loss Adjustment Expenses
Our reserve for loss and LAE comprises:

	September 30, 2017	December 31, 2016
Reserve for reported loss and LAE	$1,898,474	$1,617,956
Reserve for losses incurred but not reported ("IBNR")	1,466,537	1,278,540
Reserve for loss and LAE	$3,365,011	$2,896,496
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2017	2016
Gross loss and LAE reserves, January 1	$2,896,496	$2,510,101
Less: reinsurance recoverable on unpaid losses, January 1	99,936	71,248
Net loss and LAE reserves, January 1	2,796,560	2,438,853
Net incurred losses related to:
Current year	1,394,623	1,255,493
Prior years	150,534	41,868
	1,545,157	1,297,361
Net paid losses related to:
Current year	(400,908)	(356,135)
Prior years	(765,049)	(722,395)
	(1,165,957)	(1,078,530)
Effect of foreign exchange movements	48,622	4,764
Net loss and LAE reserves, September 30	3,224,382	2,662,448
Reinsurance recoverable on unpaid losses, September 30	140,629	97,070
Gross loss and LAE reserves, September 30	$3,365,011	$2,759,518
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
During the three and nine months ended September 30, 2017, the Company recognized approximately $77,670 and $150,534, respectively (2016 - $12,446 and $41,868, respectively) of adverse development in both the Diversified Reinsurance and AmTrust Reinsurance segments as well as in its run-off business.
For the Diversified Reinsurance segment, adverse development was $7,878 and $39,486 for the three and nine months ended September 30, 2017, respectively (2016 - $10,408 and $37,404, respectively) which was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business.
For the AmTrust Reinsurance segment, the net adverse development was $61,127 and $100,872 for the three and nine months ended September 30, 2017, respectively, largely from program and non-program general liability, auto liability and workers compensation lines where elevated loss activity has been observed, $16,237 of which, came from one program that was terminated on September 1, 2017 (2016 - $1,993 and $1,524, respectively).
Our Other category also incurred adverse development of $8,665 and $10,176 for the three and nine months ended September 30, 2017, respectively, (2016 - $45 and $2,940, respectively) due to increased reserves in the remaining run–off litigated U.S. E&S property claims and increased reserves in the run–off of the NGHC Quota Share Reinsurance Agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Reserve for Loss and Loss Adjustment Expenses (continued)
For the three and nine months ended September 30, 2017, the Company recorded an estimate of $20,000 in losses from Hurricanes Harvey and Irma, predominantly in the Diversified segment largely from the property and casualty lines. The Company expects no impact from the Mexico earthquakes or Hurricane Maria.
8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.0% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.6% of the outstanding shares of the Company as at September 30, 2017. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company as at September 30, 2017 so there is no longer a public filing requirement. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 42.8% of the outstanding shares of AmTrust. AmTrust owns 1.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC") common stock, and Leah Karfunkel and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 41.8% of the outstanding common shares of NGHC. Barry Zyskind is the non-executive chairman of NGHC.
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
Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017. For the three and nine months ended September 30, 2017, the Company recorded approximately $138,171 and $460,667 (2016 - $163,336 and $447,767, respectively) of commission expense as a result of both of these quota share arrangements with AmTrust.

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
The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $1 and $4 of ceded premiums for the three and nine months ended September 30, 2017, respectively (2016 - $nil and $12, respectively).
Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. During the three and nine months ended September 30, 2017, under the terms of this agreement, we have recorded net premiums earned of approximately $351 and $1,182, respectively (2016 - $305 and $745, respectively) and commission expense of $53 and $256, respectively (2016 - $87 and $187, respectively).
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
Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:
•by lending funds in the amount of $167,975 at September 30, 2017 and December 31, 2016 pursuant to a loan agreement entered into between those parties. Advances under the loan, which were made in three separate tranches of $113,542 (December 18, 2007), $20,193 (April 11, 2008) and $34,240 (June 23, 2008), are secured by promissory notes. The maturity date with respect to each advance is ten years from the date the advance was made. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Interest is payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at September 30, 2017 was approximately $3,245,369 (December 31, 2016 - $2,766,032) and the accrued interest was $21,288 (December 31, 2016 - $20,420). Please refer to "Note 4. (e) Investments" for additional information.
b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $5,642 and $18,662 of reinsurance brokerage expense for the three and nine months ended September 30, 2017, respectively, (2016 - $6,652 and $18,330, respectively) and deferred reinsurance brokerage at September 30, 2017 of $15,476 (December 31, 2016 - $14,395) as a result of this agreement.
The Company also paid brokerage fees to AmTrust's subsidiary, AmTrust North America, of $54 and $55 for the three and nine months ended September 30, 2017 (2016 - $41 and $42), respectively, for acting as insurance intermediary in relation to certain insurance placements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,927 and $5,586 of investment management fees for the three and nine months ended September 30, 2017, respectively, (2016 - $1,780 and $5,122, respectively) as a result of this agreement.
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and nine months ended September 30, 2017, the Company recorded an expense of $nil and $39, respectively (2016 - $22 and $61, respectively) for the use of the aircraft.
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
Other
Effective April 1, 2015, Maiden US renewed the Medical Excess of Loss reinsurance agreement with wholly owned subsidiaries of NGHC, Distributors Insurance Company PCC, AIBD Insurance Company IC and Professional Services Captive Corporation IC. Pursuant to this agreement, Maiden US indemnifies on an excess of loss basis, for the amounts of net loss, paid from April 1, 2015 through March 31, 2016. Maiden US was liable for 100% of the net loss for each covered person per agreement year in excess of the $1,175 retention (each covered person per agreement year). Maiden US' liability did not exceed $8,825 per covered person per agreement year. In addition, Maiden US continued to indemnify extra contractual obligations with a maximum liability of $2,000. This agreement terminated on March 31, 2016 and Maiden US was relieved of all liability hereunder for losses incurred or paid subsequent to such termination date. Under these agreements, Maiden US recorded no premiums earned for the three and nine months ended September 30, 2017 (2016 - $nil and $157, respectively).
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
The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded $163 and $403 of premiums earned for the three and nine months ended September 30, 2017, respectively (2016 - $136 and $295, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Commitments and Contingencies

a)	Concentrations of Credit Risk
At September 30, 2017 and December 31, 2016, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses.
The reinsurers with the three largest balances accounted for 44.7%, 15.7% and 14.6%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at September 30, 2017 (December 31, 2016 – 54.8%, 31.6% and 2.9%, respectively). At September 30, 2017, 98.7% (December 31, 2016 - 97.2%) of the reinsurance recoverable on unpaid losses was due from reinsurers with credit ratings from A.M Best of A or better, and 1.3% (December 31, 2016 - 2.8%) of the reinsurance recoverable on unpaid losses was due from reinsurers with ratings of B++ or lower. At September 30, 2017, 89.1% (December 31, 2016 - 98.6%) of reinsurance recoverable on unpaid losses, due from reinsurers with ratings of B++ or lower, were collateralized.
At September 30, 2017 and December 31, 2016, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
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
During the three and nine months ended September 30, 2017, our gross premiums written from AmTrust accounted for $420,019 or 66.6% and $1,575,677 or 69.7%, respectively of our total gross premiums written (2016 – $520,104 or 73.6% and $1,591,902 or 70.5%, respectively).

c)	Dividends Declared
On August 3, 2017, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	October 16, 2017	October 2, 2017

d)	Legal Proceedings
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended September 30,	2017	2016
Numerator:
Net (loss) income attributable to Maiden	$(55,051)	$40,852
Dividends on preference shares – Series A, C and D	(8,545)	(6,032)
Dividends on convertible preference shares – Series B	—	(2,991)
Amount allocated to participating common shareholders(1)	(6)	(19)
Numerator for basic EPS - net (loss) income allocated to Maiden common shareholders	(63,602)	31,810
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	2,991
Numerator for diluted EPS - net (loss) income allocated to Maiden common shareholders after assumed conversion	$(63,602)	$34,801
Denominator:
Weighted average number of common shares – basic	85,859,201	75,993,451
Potentially dilutive securities:
Share options and restricted share units	—	1,100,206
Convertible preference shares(2)	—	9,057,294
Adjusted weighted average number of common shares and assumed conversions – diluted	85,859,201	86,150,951
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(0.74)	$0.42
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(0.74)	$0.40

For the Nine Months Ended September 30,	2017	2016
Numerator:
Net (loss) income attributable to Maiden	$(44,854)	$117,678
Dividends on preference shares – Series A, C and D	(20,611)	(18,752)
Dividends on convertible preference shares – Series B	—	(8,971)
Amount allocated to participating common shareholders(1)	(17)	(55)
Numerator for basic EPS - net (loss) income allocated to Maiden common shareholders	(65,482)	89,900
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	8,971
Numerator for diluted EPS - net (loss) income allocated to Maiden common shareholders after assumed conversion	$(65,482)	$98,871
Denominator:
Weighted average number of common shares – basic	86,256,481	74,625,839
Potentially dilutive securities:
Share options and restricted share units	—	1,085,740
Convertible preference shares(2)	—	10,306,440
Adjusted weighted average number of common shares and assumed conversions – diluted	86,256,481	86,018,019
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(0.76)	$1.20
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(0.76)	$1.15

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

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
At September 30, 2017, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,728,554 common shares, of which 84,624,829 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,671,446 are undesignated at September 30, 2017. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

b)	Preference Shares – Series D
On June 15, 2017, the Company issued and authorized a total of 6,000,000, 6.700% Preference Shares – Series D (the "Preference Shares - Series D"), par value $0.01 per share, at a price of $25 per preference share. The Company's total net proceeds from the offering was $144,942, after deducting issuance costs of $5,058, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series D have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after June 15, 2022, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Additionally, at any time prior to June 15, 2022, the Company may redeem all but not less than all of the Series D Preference Shares at a redemption price of $26 per share, plus declared and unpaid dividends, if any, to, but excluding, the date of redemption subject to certain conditions and regulatory approval.
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
During the three and nine months ended September 30, 2017, the Company repurchased a total of 2,015,700 common shares at an average price of $7.11 per share under its share repurchase authorization. As at September 30, 2017, the Company has a remaining authorization of $85,662 for share repurchases.
In addition, during the nine months ended September 30, 2017, the Company repurchased a total of 38,122 shares at an average price per share of $15.06 from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. None of these repurchases took place during the three months ended September 30, 2017.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity (continued)

d)	Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$27,866	$7,629	$35,495
Other comprehensive income (loss) before reclassifications	24,994	(10,828)	14,166
Amounts reclassified from AOCI to net income, net of tax	(3,650)	—	(3,650)
Net current period other comprehensive income (loss)	21,344	(10,828)	10,516
Ending balance	49,210	(3,199)	46,011
Less: AOCI attributable to noncontrolling interest	—	(68)	(68)
Ending balance, Maiden shareholders	$49,210	$(3,131)	$46,079

For the Three Months Ended September 30, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$93,793	$25,034	$118,827
Other comprehensive income (loss) before reclassifications	8,899	(2,730)	6,169
Amounts reclassified from AOCI to net income, net of tax	(1,202)	—	(1,202)
Net current period other comprehensive income (loss)	7,697	(2,730)	4,967
Ending balance	101,490	22,304	123,794
Less: AOCI attributable to noncontrolling interest	—	(82)	(82)
Ending balance, Maiden shareholders	$101,490	$22,386	$123,876

For the Nine Months Ended September 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	68,803	(38,803)	30,000
Amounts reclassified from AOCI to net income, net of tax	1,123	—	1,123
Net current period other comprehensive income (loss)	69,926	(38,803)	31,123
Ending balance	49,210	(3,199)	46,011
Less: AOCI attributable to noncontrolling interest	—	(68)	(68)
Ending balance, Maiden shareholders	$49,210	$(3,131)	$46,079

For the Nine Months Ended September 30, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income (loss) before reclassifications	155,024	(7,927)	147,097
Amounts reclassified from AOCI to net income, net of tax	578	—	578
Net current period other comprehensive income (loss)	155,602	(7,927)	147,675
Ending balance	101,490	22,304	123,794
Less: AOCI attributable to noncontrolling interest	—	(82)	(82)
Ending balance, Maiden shareholders	$101,490	$22,386	$123,876
12. Subsequent Events
On November 7, 2017, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	January 16, 2018	January 2, 2018
Preference shares - Series A	$0.515625	December 15, 2017	December 1, 2017
Preference shares - Series C	$0.445313	December 15, 2017	December 1, 2017
Preference shares - Series D	$0.418750	December 15, 2017	December 1, 2017

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
During the third quarter of 2017, a series of natural catastrophes caused significant losses in insurance and reinsurance markets globally. Consistent with our low volatility, non–catastrophe oriented business model, we experienced more limited losses from these events than other market participants, with an estimate of $20.0 million from Hurricanes Harvey and Irma in the U.S., and no expected losses from Hurricane Maria or the Mexican earthquakes. While the ultimate losses from these events are not known presently, it appears the magnitude of loss may be sufficient to result in some level of pricing increases, primarily in property lines but possibly more broadly. We believe that we are well positioned to take advantage of market conditions should the pricing environment become more favorable.
Since our founding in 2007, we have entered into a series of significant strategic and capital transactions that have transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe risk profile. These transactions have supported the growth in our gross premiums written to in excess of $2.8 billion in 2016 while significantly enhancing our total capital resources. Total capital resources are approximately $1.7 billion at September 30, 2017.
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

Three and Nine Months Ended September 30, 2017 and 2016 Financial Highlights

For the Three Months Ended September 30,	2017	2016	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income	$(55,054)	$40,796	$(95,850)
Net (loss) income attributable to Maiden common shareholders	(63,596)	31,829	(95,425)
Non-GAAP operating (loss) earnings(1)	(56,414)	30,196	(86,610)
Basic (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(0.74)	0.42	(1.16)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1)	(0.66)	0.40	(1.06)
Diluted (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2) (9)	(0.74)	0.40	(1.14)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1) (9)	(0.66)	0.39	(1.05)
Dividends per common share	0.15	0.14	0.01
Gross premiums written	630,972	706,854	(75,882)
Net premiums earned	653,866	698,278	(44,412)
Underwriting (loss) income(3)	(82,442)	17,369	(99,811)
Net investment income	40,823	35,666	5,157
Combined ratio(4)	114.1%	98.5%	15.6
Annualized non-GAAP operating return on average common shareholders' equity(1)	(22.5)%	11.0%	(33.5)

For the Nine Months Ended September 30,	2017	2016	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income	$(44,888)	$117,512	$(162,400)
Net (loss) income attributable to Maiden common shareholders	(65,465)	89,955	(155,420)
Non-GAAP operating (loss) earnings(1)	(46,226)	86,974	(133,200)
Basic (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(0.76)	1.20	(1.96)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1)	(0.54)	1.16	(1.7)
Diluted (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2) (9)	(0.76)	1.15	(1.91)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1) (9)	(0.54)	1.11	(1.65)
Dividends per common share	0.45	0.42	0.03
Gross premiums written	2,259,597	2,259,290	307
Net premiums earned	2,074,475	1,951,851	122,624
Underwriting (loss) income(3)	(116,455)	46,660	(163,115)
Net investment income	123,492	107,291	16,201
Combined ratio(4)	106.7%	98.7%	8.0
Annualized non-GAAP operating return on average common shareholders' equity(1)	(6.2)%	11.8%	(18.0)

	September 30, 2017	December 31, 2016	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$5,324,271	$4,886,473	$437,798
Total assets	6,839,097	6,252,299	586,798
Reserve for loss and loss adjustment expense ("loss and LAE")	3,365,011	2,896,496	468,515
Senior notes - principal amount	262,500	362,500	(100,000)
Maiden common shareholders' equity	956,027	1,045,797	(89,770)
Maiden shareholders' equity	1,421,027	1,360,797	60,230
Total capital resources(6)	1,683,527	1,723,297	(39,770)
Ratio of debt to total capital resources	15.6%	21.0%	(5.4)

Book Value
Book value per common share(7)	$11.30	$12.12	$(0.82)
Accumulated dividends per common share	3.77	3.32	0.45
Book value per common share plus accumulated dividends	$15.07	$15.44	$(0.37)

Diluted book value per common share(8) (9)	$11.20	$12.00	$(0.80)

(1)
Non-GAAP operating (loss) earnings, non-GAAP operating (loss) earnings per common share and non-GAAP operating return on average common equity are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net (loss) income).

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 10. Earnings per Common Share" for the calculation of basic and diluted (loss) earnings per common share.

(3)
Underwriting (loss) income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

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
Non-GAAP operating earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; (3) amortization of intangible assets; (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested excess and surplus ("E&S") business; (5) accelerated amortization of debt issuance costs; and (6) non-cash deferred tax expenses. We exclude net realized gains or losses on investment, and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.
Underwriting (loss) income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Reporting" for further details.

Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2017	2016
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(63,596)	$31,829
Add (subtract):
Net realized gains on investment	(5,859)	(1,900)
Foreign exchange losses (gains)	3,550	(687)
Amortization of intangible assets	533	616
Divested E&S business and NGHC run-off	8,667	47
Non-cash deferred tax expense	291	291
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(56,414)	$30,196

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.74)	$0.40
Add (subtract):
Net realized gains on investment	(0.07)	(0.02)
Foreign exchange losses (gains)	0.04	(0.01)
Amortization of intangible assets	0.01	0.02
Divested E&S business and NGHC run-off	0.10	—
Non-GAAP diluted operating (loss) earnings per common share	$(0.66)	$0.39

For the Nine Months Ended September 30,	2017	2016
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(65,465)	$89,955
Add (subtract):
Net realized gains on investment	(8,316)	(4,511)
Foreign exchange losses (gains)	12,193	(6,474)
Amortization of intangible assets	1,599	1,846
Divested E&S business and NGHC run-off	10,083	2,942
Accelerated amortization of senior note issuance cost	2,809	2,345
Non-cash deferred tax expense	871	871
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(46,226)	$86,974

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.76)	$1.15
Add (subtract):
Net realized gains on investment	(0.10)	(0.05)
Foreign exchange losses (gains)	0.14	(0.08)
Amortization of intangible assets	0.02	0.02
Divested E&S business and NGHC run-off	0.12	0.03
Accelerated amortization of senior note issuance cost	0.03	0.03
Non-cash deferred tax expense	0.01	0.01
Non-GAAP diluted operating (loss) earnings per common share	$(0.54)	$1.11
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders decreased by $86.6 million for the three months ended September 30, 2017 compared to the same period in 2016. This decrease was due to $77.7 million of prior year adverse loss development in both of our key operating segments as well as third quarter catastrophe losses of $20.0 million from Hurricanes Harvey and Irma. The decline in underwriting income during the three months ended September 30, 2017 was partially offset by a $5.2 million increase in net investment income.

Non-GAAP operating (loss) earnings attributable to Maiden common shareholders decreased by $133.2 million for the nine months ended September 30, 2017 compared to the same period in 2016. This decrease was due to $150.5 million of prior year adverse loss development as well as higher initial current year loss ratios during the nine months ended September 30, 2017 in both our operating segments as well as third quarter catastrophe losses of $20.0 million from Hurricanes Harvey and Irma. The decline in underwriting income during the nine months ended September 30, 2017 was partially offset by the $16.2 million increase in net investment income.
Non-GAAP Operating Return on Average Common Equity ("Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating (loss) earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set, as a target, a long-term average of 15% Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business.
Operating ROACE for the three and nine months ended September 30, 2017 and 2016 was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(56,414)	$30,196	$(46,226)	$86,974
Opening Maiden common shareholders’ equity	$1,035,399	$1,049,714	$1,045,797	$867,821
Ending Maiden common shareholders’ equity	$956,027	$1,240,300	$956,027	$1,240,300
Average Maiden common shareholders’ equity	$995,713	$1,091,203	$1,000,912	$981,196
Operating ROACE	(22.5)%	11.0%	(6.2)%	11.8%
Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net (loss) income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At September 30, 2017, book value per common share decreased by 6.8% and diluted book value per common share decreased by 6.7%, compared to December 31, 2016, (see "Liquidity and Capital Resources - Investments" on page 58 for further information). Book value and diluted book value per common share at September 30, 2017 and December 31, 2016 were computed as follows:

	September 30, 2017	December 31, 2016
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$956,027	$1,045,797
Proceeds from assumed conversion of dilutive options	9,697	13,383
Numerator for diluted book value per common share calculation	$965,724	$1,059,180

Common shares outstanding	84,624,829	86,271,109
Shares issued from assumed conversion of dilutive options and restricted share units	1,611,917	1,961,457
Denominator for diluted book value per common share calculation	86,236,746	88,232,566

Book value per common share	$11.30	$12.12
Diluted book value per common share	$11.20	$12.00

Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at September 30, 2017 and December 31, 2016 was computed as follows:

	September 30, 2017	December 31, 2016
	($ in thousands)
Senior notes - principal amount	$262,500	$362,500
Maiden shareholders’ equity	1,421,027	1,360,797
Total capital resources	$1,683,527	$1,723,297
Ratio of debt to total capital resources	15.6%	21.0%
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Gross premiums written	$630,972	$706,854	$2,259,597	$2,259,290
Net premiums written	$617,330	$690,653	$2,201,950	$2,133,911
Net premiums earned	$653,866	$698,278	$2,074,475	$1,951,851
Other insurance revenue	2,488	2,345	7,816	8,696
Net loss and LAE	(535,968)	(466,751)	(1,545,157)	(1,297,361)
Commission and other acquisition expenses	(193,462)	(206,706)	(625,530)	(587,501)
General and administrative expenses(1)	(9,366)	(9,797)	(28,059)	(29,025)
Underwriting (loss) income(2)	(82,442)	17,369	(116,455)	46,660
Other general and administrative expenses(1)	(10,126)	(7,155)	(24,193)	(20,713)
Net investment income	40,823	35,666	123,492	107,291
Net realized gains on investment	5,859	1,900	8,316	4,511
Accelerated amortization of senior note issuance cost	—	—	(2,809)	(2,345)
Amortization of intangible assets	(533)	(616)	(1,599)	(1,846)
Foreign exchange (losses) gains	(3,550)	687	(12,193)	6,474
Interest and amortization expenses	(4,829)	(6,856)	(18,430)	(21,314)
Income tax expense	(256)	(199)	(1,017)	(1,206)
Net (loss) income	(55,054)	40,796	(44,888)	117,512
Loss attributable to noncontrolling interests	3	56	34	166
Dividends on preference shares	(8,545)	(9,023)	(20,611)	(27,723)
Net (loss) income attributable to Maiden common shareholders	$(63,596)	$31,829	$(65,465)	$89,955

Ratios
Net loss and LAE ratio(3)	81.6%	66.6%	74.2%	66.2%
Commission and other acquisition expense ratio(4)	29.5%	29.5%	30.0%	30.0%
General and administrative expense ratio(5)	3.0%	2.4%	2.5%	2.5%
Expense ratio(6)	32.5%	31.9%	32.5%	32.5%
Combined ratio(7)	114.1%	98.5%	106.7%	98.7%

(1)
Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our Condensed Consolidated Statements of Income.

(2)
Underwriting (loss) income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

(3)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(6)	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

(7)	Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income
Net loss attributable to Maiden common shareholders for the three months ended September 30, 2017 was $63.6 million compared to net income attributable to Maiden common shareholders of $31.8 million for the same period in 2016. The factors that contributed to the net decrease for the three months ended September 30, 2017 compared to the same period in 2016 were as follows:

•
current period underwriting loss of $82.4 million in the third quarter compared to underwriting income of $17.4 million during the third quarter of 2016. The deterioration in the underwriting result was primarily due to:

◦
Adverse development of prior year losses of $77.7 million for the three months ended September 30, 2017 compared to $12.4 million for the same period in 2016. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, but adverse development was also experienced in our Diversified Reinsurance Segment and Other category;

◦
Our Other category also incurred adverse development of $8.7 million during the quarter compared to a negligible amount in the comparative quarter due to increased loss reserves in our remaining run–off litigated U.S. E&S property claims as well as increased loss reserves in the run–off of the National General Holdings Corporation Quota Share ("NGHC Quota Share");

◦
In the third quarter of 2017, we incurred $20.0 million of estimated losses from Hurricanes Harvey and Irma, with an estimated $15.0 million in related losses in our Diversified Reinsurance segment and $5.0 million in losses from our AmTrust Reinsurance segment; and

◦
Current year underwriting results have also been impacted as we have increased our initial loss picks in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.

•
foreign exchange losses of $3.6 million for the three months ended September 30, 2017 compared to foreign exchange gains of $0.7 million for the same period in 2016 due to the strengthening of euro and British pound against the U.S. dollar.

The decreases above were offset by the following:

•
increase in net investment income of $5.2 million or 14.5%, for the three months ended September 30, 2017 compared to the same period in 2016. This increase reflects the growth in average invested assets of 6.6% from the same period in 2016 and increase in average yields to 3.1% during the three months ended September 30, 2017 compared to 2.9% during the same period in 2016. Additionally, part of the increase is attributable to the call of certain securities which generated additional amortization income of $0.8 million during the quarter. There were no calls in the comparative period.

Net loss attributable to Maiden common shareholders for the nine months ended September 30, 2017 was $65.5 million compared to net income attributable to Maiden common shareholders of $90.0 million for the same period in 2016.
The factors that contributed to the net decrease for the nine months ended September 30, 2017 compared to the same period in 2016 were as follows:

•
an underwriting loss of $116.5 million compared to underwriting income of $46.7 million during the nine months ended September 30, 2016. The deterioration in the underwriting result was principally due to:

◦
Adverse development of prior year losses of $150.5 million in 2017 compared to $41.9 million for the same period in 2016. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, but adverse development was also experienced in our Diversified Reinsurance Segment and Other category;

◦
Our Other category, also incurred adverse development of $10.2 million during the period compared to $2.9 million in the comparative period in 2016 due to increased loss reserves in our remaining run–off litigated U.S. E&S property claims as well as increased loss reserves in the run–off of the NGHC Quota Share;

◦
In the third quarter of 2017, we incurred $20.0 million of estimated losses from Hurricanes Harvey and Irma, with an estimated $15.0 million in related losses in our Diversified Reinsurance segment and $5.0 million in losses from our AmTrust Reinsurance segment; and

◦
Current year underwriting results have also been impacted as we have increased our initial loss picks in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.

•
foreign exchange losses of $12.2 million for the nine months ended September 30, 2017 compared to foreign exchange gains of $6.5 million for the same period in 2016 due to the strengthening of euro and British pound against the U.S. dollar.

The decreases above were offset by the following:

•
increase in net investment income of $16.2 million or 15.1% for the nine months ended September 30, 2017 compared to the same period in 2016. This increase reflects the growth in average invested assets of 8.6% from the same period in 2016 and increase in average yields to 3.1% during the nine months ended September 30, 2017 compared to 3.0% during the same period in 2016. Additionally, part of the increase is attributable to the call of certain securities which generated additional amortization income of $4.8 million during the period. There were no calls in the comparative period.

Net Premiums Written
Net premiums written decreased by $73.3 million or 10.6% and increased by $68.0 million, or 3.2%, for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$207,137	33.6%	$179,092	25.9%	$28,045	15.7%
AmTrust Reinsurance	410,193	66.4%	511,561	74.1%	(101,368)	(19.8)%
Total	$617,330	100.0%	$690,653	100.0%	$(73,323)	(10.6)%

For the Nine Months Ended September 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$671,880	30.5%	$626,522	29.3%	$45,358	7.2%
AmTrust Reinsurance	1,529,980	69.5%	1,507,389	70.7%	22,591	1.5%
Total - reportable segments	2,201,860	100.0%	2,133,911	100.0%	67,949	3.2%
Other	90	—%	—	—%	90	NM
Total	$2,201,950	100.0%	$2,133,911	100.0%	$68,039	3.2%
NM - Not meaningful
The decrease in net premiums written for the three months ended September 30, 2017 compared to the same period in 2016 was the result of the following:

•
A decline in net premiums written in our AmTrust Reinsurance segment of $101.4 million or 19.8% which was mainly a result of changes, in 2017, to the mix of programs in the Specialty Risk and Extended Warranty business and, in 2016, the impact of cumulative cession of premium for the first time from a series of acquisitions made by AmTrust in its Small Commercial and Specialty Program businesses as well as slower organic growth overall; and

•	The decrease was offset by an increase in net premiums written in our Diversified Reinsurance segment of $28.0 million or 15.7% as well as the lower utilization of retrocessional capacity in 2017.
The increase in net premiums written for the nine months ended September 30, 2017 compared to the same period in 2016 came from both the Diversified Reinsurance and AmTrust Reinsurance segments. The primary reason was the reduction in the utilization of retrocessional capacity for both segments in 2017 which increased net premiums written by $61.5 million on a consolidated basis.
Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.

Net Premiums Earned
Net premiums earned decreased by $44.4 million or 6.4% and increased by $122.6 million or 6.3% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.

The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned:

For the Three Months Ended September 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$217,513	33.3%	$175,141	25.1%	$42,372	24.2%
AmTrust Quota Share Reinsurance	436,353	66.7%	523,137	74.9%	(86,784)	(16.6)%
Total	$653,866	100.0%	$698,278	100.0%	$(44,412)	(6.4)%

For the Nine Months Ended September 30,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$623,574	30.1%	$538,152	27.6%	$85,422	15.9%
AmTrust Quota Share Reinsurance	1,450,811	69.9%	1,413,699	72.4%	37,112	2.6%
Total - reportable segments	2,074,385	100.0%	1,951,851	100.0%	122,534	6.3%
Other	90	—%	—	—%	90	NM
Total	$2,074,475	100.0%	$1,951,851	100.0%	$122,624	6.3%
NM - Not meaningful
Net premiums earned in the AmTrust Reinsurance segment for the three months ended September 30, 2017 decreased by 16.6% to $436.4 million compared to the same period in 2016 and modestly increased by 2.6% to $1.45 billion during the nine months ended September 30, 2017 compared to the comparative period in 2016 similar to the reasons outlined in the net premiums written section above. Please refer to the analysis of our AmTrust Reinsurance segment on page 53 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and nine months ended September 30, 2017 increased compared to the same periods in 2016 as a result of overall growth in our Diversified Reinsurance segment's U.S. property and casualty premiums as well as a reduction in the corporate retrocessional program for 2017. These increases were offset by the commutation of a large account during the second quarter of 2017. Please refer to the analysis of our Diversified Reinsurance segment on page 50 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 52 for further discussion.
Net Investment Income and Net Realized Gains on Investment
For the three and nine months ended September 30, 2017, net investment income increased by $5.2 million or 14.5% and $16.2 million or 15.1% compared to the same periods in 2016, respectively, due to the growth in average invested assets of 6.6% and 8.6%, respectively. Additionally, part of the increase in net investment income is attributable to the call of certain securities during the three and nine months ended September 30, 2017, which generated additional amortization income of $0.8 million and $4.8 million, respectively. There were no calls in either of the comparative periods in 2016.
Net realized gains on investment were $5.9 million and $8.3 million for the three and nine months ended September 30, 2017, compared to $1.9 million and $4.5 million for the same periods in 2016, respectively.
The following table details the Company's average invested assets and average book yield for the three and nine months ended September 30, 2017 compared to the same periods in 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Average invested assets(1)	$5,294,274	$4,968,685	$5,232,717	$4,819,365
Average book yield(2)	3.1%	2.9%	3.1%	3.0%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.

Net Loss and Loss Adjustment Expenses
Net loss and LAE increased by $69.2 million, or 14.8% and $247.8 million, or 19.1% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
The net loss and LAE increase during the three months ended September 30, 2017 was due to the following:

•
Adverse prior year loss development of $77.7 million during the third quarter of 2017, compared to $12.4 million recorded in the comparative period in 2016. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, but adverse development was also experienced in our Diversified Reinsurance Segment and Other category;

•
$20.0 million of losses incurred for Hurricanes Harvey and Irma during the third quarter of 2017. These preliminary estimates are based on a review of contracts potentially exposed, preliminary discussions with clients and catastrophe modeling techniques and any changes in these estimates will be recorded in the period in which it occurs. Maiden expects no impact from the Mexico earthquakes or Hurricane Maria; and

•
Excluding the impact of adverse development and the losses from the current year catastrophe events, our net loss and LAE ratio would have been 66.8% for the three months ended September 30, 2017 compared to 64.8% for the same period in 2016. The deterioration for the current year reflects increases we have made in our initial loss picks in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.

The net loss and LAE increase during the nine months ended September 30, 2017 was due to the following:

•
Adverse prior year loss development of $150.5 million during the current period 2017 compared to $41.9 million recorded in the comparative period in 2016. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, but adverse development was also experienced in our Diversified Reinsurance Segment and Other category;

•
$20.0 million of losses incurred for Hurricanes Harvey and Irma during the third quarter of 2017. These preliminary estimates are based on a review of contracts potentially exposed, preliminary discussions with clients and catastrophe modeling techniques and any changes in these estimates will be recorded in the period in which it occurs. Maiden expects no impact from the Mexico earthquakes or Hurricane Maria; and.

•
Excluding the impact of adverse development and the losses from the current year catastrophe events, our net loss and LAE ratio would have been 66.0% for the nine months ended September 30, 2017 compared to 64.0% for the same period in 2016. The deterioration in for the current year reflects increases we have made in our initial loss picks in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.

The impact on the net loss and LAE ratios in each period should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be affected by changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, as well as the adverse prior year loss development in 2017 in both the Diversified Reinsurance and AmTrust Reinsurance segments and our run-off business, the combined ratio increased by 15.6 and 8.0 points for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $13.2 million or 6.4% and increased by $38.0 million or 6.5% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The commission and other acquisition expense ratios remained the same at 29.5% and 30.0% for the three and nine months ended September 30, 2017 and the same periods in 2016, respectively. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business as well as the impact of loss sensitive features in some contracts within the Diversified Reinsurance segment. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
General and administrative expenses – segments	$9,366	$9,797	$28,059	$29,025
General and administrative expenses – corporate	10,126	7,155	24,193	20,713
Total general and administrative expenses	$19,492	$16,952	$52,252	$49,738

Total general and administrative expenses increased by $2.5 million, or 15.0%, for the three months ended September 30, 2017 compared to the same period in 2016. The increase in total general and administrative expenses was primarily due to increases in legal, employee related expenses, other professional fees and technology-related expenses. The general and administrative expense ratio increased to 3.0% for the three months ended September 30, 2017 from 2.4% for the three months ended September 30, 2016.
Total general and administrative expenses for the nine months ended September 30, 2017 compared to the same period in 2016 similarly increased due to increases in legal, other professional fees and technology-related expenses offset by a decrease in employee related expenses. The general and administrative expense ratio remained flat at 2.5% for the nine months ended September 30, 2017 and 2016.
Interest and Amortization Expenses
The interest and amortization expenses related to our Senior Notes were $4.8 million and $18.4 million for the three and nine months ended September 30, 2017 compared to $6.9 million and $21.3 million for the same periods in 2016, respectively. The decrease in interest expenses was due to the redemption of the 8.00% 2012 Senior Notes in June 2017 and the refinancing of the 8.25% 2011 Senior Notes with the 6.625% 2016 Senior Notes in June 2016. Refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Long Term Debt" for details on the Company’s Senior Notes. The weighted average effective interest rate for the Company's debt was 7.6% and 7.8% for the three and nine months ended September 30, 2017 compared to 7.8% and 8.1% for the same periods in 2016, respectively.
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
Income Tax Expense
The Company recorded income tax expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2017 and $0.2 million and $1.2 million for the same periods in 2016, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries.
Dividends on Preference Shares
For the three and nine months ended September 30, 2017, dividends paid to preference shareholders decreased by $0.5 million or 5.3% and $7.1 million or 25.7% compared to the same periods in 2016, respectively. The decrease is attributable to the conversion of the Mandatory Convertible Preference Shares - Series B on September 15, 2016. The decrease for both the three and nine months ended September 30, 2017, however, was offset by the $2.5 million of dividends paid to 6.70% Preference Shares - Series D (the "Preference Shares - Series D") (see discussion below) during the third quarter of 2017.
On June 15, 2017, the Company issued a total of 6,000,000, Preference Shares – Series D, par value $0.01 per share, at a price of $25 per preference share. Refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Shareholders' Equity" for details on the Company’s preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated underwriting ratios for the Diversified Reinsurance segment were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Gross premiums written	$210,953	$186,750	$683,839	$667,388
Net premiums written	207,137	179,092	671,880	626,522
Net premiums earned	217,513	175,141	623,574	538,152
Other insurance revenue	2,488	2,345	7,816	8,696
Net loss and LAE	(172,273)	(132,396)	(487,759)	(395,718)
Commission and other acquisition expenses	(54,810)	(39,868)	(159,744)	(139,895)
General and administrative expenses	(8,595)	(9,038)	(25,819)	(26,717)
Underwriting loss	$(15,677)	$(3,816)	$(41,932)	$(15,482)
Ratios
Net loss and LAE ratio	78.3%	74.6%	77.2%	72.4%
Commission and other acquisition expense ratio	24.9%	22.5%	25.3%	25.6%
General and administrative expense ratio	3.9%	5.1%	4.1%	4.8%
Expense ratio	28.8%	27.6%	29.4%	30.4%
Combined ratio	107.1%	102.2%	106.6%	102.8%
The combined ratio for the three and nine months ended September 30, 2017 increased to 107.1% and 106.6% compared to 102.2% and 102.8% in the same periods in 2016, respectively. The combined ratio increase during the three months ended September 30, 2017 was due to the following:

•	$15.0 million of losses incurred for Hurricanes Harvey and Irma during the third quarter of 2017;

•
Adverse prior year loss development of $7.9 million during the third quarter of 2017, compared to $10.4 million recorded in the same period in 2016. The third quarter 2017 activity was largely from commercial auto excess from the 2014 underwriting year as well as other liability excess of loss. The adverse development during the third quarter 2016 was primarily from the commercial auto line of business; and

•
Excluding the impact of catastrophe events and prior year loss development, the combined ratio for the third quarter 2017 would have been 96.7% compared to 96.3% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

The increase in the combined ratio for the nine months ended September 30, 2017 was due to the following:

•
Adverse prior year loss development of $39.5 million during 2017, compared to $37.4 million recorded in the same period in 2016. The 2017 development was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as certain specific contracts across several lines of business, with over half of the development coming from three accounts. The 2016 adverse development was primarily from the commercial auto line of business;

•	$15.0 million of losses incurred for Hurricanes Harvey and Irma; and

•
Excluding the catastrophe events and prior year loss development, the combined ratio for the current period 2017 would have been 98.0% compared to 96.0% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

Premiums - Gross premiums written increased by $24.2 million or 13.0% and $16.5 million, or 2.5% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The increases were primarily due to growth resulting from existing client accounts and premium from new customers during the three and nine months ended September 30, 2017, which was offset by the commutation and return of the unearned premium of a large account during the second quarter of 2017.
Net premiums written increased by $28.0 million or 15.7% during the three months ended September 30, 2017 compared to the same period in 2016 mainly due to growth from all sub-segments as well as the lower utilization of retrocessional capacity.

Net premiums written for the nine months ended September 30, 2017 increased by $45.4 million or 7.2% as a result of the reduction in the corporate retrocessional program for 2017 and new business written offset by the commutation referred to in the preceding paragraph.
The table below shows net premiums written by line of business for the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$37,962	18.3%	$30,606	17.1%	$7,356	24.0%
Casualty	129,726	62.6%	115,360	64.4%	14,366	12.5%
Accident and Health	16,946	8.2%	14,845	8.3%	2,101	14.2%
International	22,503	10.9%	18,281	10.2%	4,222	23.1%
Total Diversified Reinsurance	$207,137	100.0%	$179,092	100.0%	$28,045	15.7%

For the Nine Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$132,398	19.7%	$123,991	19.8%	$8,407	6.8%
Casualty	391,503	58.3%	365,332	58.3%	26,171	7.2%
Accident and Health	74,504	11.1%	68,140	10.9%	6,364	9.3%
International	73,475	10.9%	69,059	11.0%	4,416	6.4%
Total Diversified Reinsurance	$671,880	100.0%	$626,522	100.0%	$45,358	7.2%
Net premiums earned increased by $42.4 million or 24.2% and $85.4 million or 15.9% during the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The table below shows net premiums earned by line of business:

For the Three Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$43,362	19.9%	$29,921	17.1%	$13,441	44.9%
Casualty	130,428	60.0%	105,893	60.5%	24,535	23.2%
Accident and Health	22,780	10.5%	18,436	10.5%	4,344	23.6%
International	20,943	9.6%	20,891	11.9%	52	0.2%
Total Diversified Reinsurance	$217,513	100.0%	$175,141	100.0%	$42,372	24.2%

For the Nine Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$122,888	19.7%	$103,023	19.1%	$19,865	19.3%
Casualty	375,141	60.2%	313,736	58.3%	61,405	19.6%
Accident and Health	63,878	10.2%	55,788	10.4%	8,090	14.5%
International	61,667	9.9%	65,605	12.2%	(3,938)	(6.0)%
Total Diversified Reinsurance	$623,574	100.0%	$538,152	100.0%	$85,422	15.9%
Within our Diversified Reinsurance segment, the business written by Maiden US experienced an increase in net premiums earned for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to overall growth in all sub-segments as well as a reduction in the corporate retrocessional program for 2017. These increases were offset by the commutation of a large account during the second quarter of 2017 and further reduced by the decline in earned premiums from the International business of $4.0 million during the nine months ended September 30, 2017 compared to the same period in 2016.
Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company increased by $0.1 million for the three months ended September 30, 2017 and decreased by $0.9 million for the nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $39.9 million or 30.1% and $92.0 million or 23.3% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
Net loss and LAE ratios were 78.3% and 77.2% for the three and nine months ended September 30, 2017 compared with 74.6% and 72.4% during the same periods in 2016, respectively.
The net loss and LAE ratio increase during the three months ended September 30, 2017 was due to the following:

•	$15.0 million of losses incurred for Hurricanes Harvey and Irma during the third quarter of 2017;

•
Adverse prior year loss development of $7.9 million during the third quarter of 2017, compared to $10.4 million recorded in the same period in 2016. The third quarter 2017 activity was largely from commercial auto excess from the 2014 underwriting year as well as other liability excess of loss. The adverse development during the third quarter 2016 was primarily from the commercial auto line of business; and

•
Excluding the impact of catastrophe events and prior year loss development, the net loss and LAE ratio for the third quarter 2017 would have been 67.9% compared to 68.7% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

The net loss and LAE ratio increase for the nine months ended September 30, 2017 was due to the following:

•
Adverse prior year loss development of $39.5 million during 2017, compared to $37.4 million recorded in the same period in 2016. The 2017 development was largely due to a higher than expected loss emergence emanating largely from facultative commercial auto as well as certain specific contracts across several lines of business, with over half of the development coming from three accounts. The 2016 adverse development was primarily from the commercial auto line of business. The ratio also reflects higher initial expected loss ratios for premiums earning in the nine months ended September 30, 2017;

•	$15.0 million of losses incurred for Hurricanes Harvey and Irma; and

•
Excluding the catastrophe events and prior year loss development, the net loss and LAE ratio for 2017 would have been 68.6% compared to 65.5% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio increased by 4.9 and 3.8 points for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $14.9 million or 37.5% and $19.8 million or 14.2% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The increase in ratios for the three and nine months ended September 30, 2017 was primarily due to the change in the mix of pro rata versus excess of loss premiums written. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses decreased by $0.4 million or 4.9% and $0.9 million or 3.4% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The general and administrative expense ratio was 3.9% and 4.1% for the three and nine months ended September 30, 2017 compared to 5.1% and 4.8% for the same periods in 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) for the three and nine months ended September 30, 2017 was 28.8% and 29.4% compared to 27.6% and 30.4% for the same periods in 2016, respectively.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported underwriting loss of $58.1 million and $64.4 million during the three and nine months ended September 30, 2017, respectively, compared to underwriting income of $21.2 million and $65.1 million in the comparative periods in 2016, respectively. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2017 and 2016 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Gross premiums written	$420,019	$520,104	$1,575,677	$1,591,902
Net premiums written	410,193	511,561	1,529,980	1,507,389
Net premiums earned	436,353	523,137	1,450,811	1,413,699
Net loss and LAE	(355,030)	(334,310)	(1,047,222)	(898,703)
Commission and other acquisition expenses	(138,650)	(166,836)	(465,789)	(447,604)
General and administrative expenses	(771)	(759)	(2,240)	(2,308)
Underwriting (loss) income	$(58,098)	$21,232	$(64,440)	$65,084
Ratios
Net loss and LAE ratio	81.4%	63.9%	72.2%	63.5%
Commission and other acquisition expense ratio	31.7%	31.9%	32.1%	31.7%
General and administrative expense ratio	0.2%	0.1%	0.1%	0.2%
Expense ratio	31.9%	32.0%	32.2%	31.9%
Combined ratio	113.3%	95.9%	104.4%	95.4%
The AmTrust Reinsurance segment experienced an increase in the combined ratio to 113.3% for the three months ended September 30, 2017 compared to 95.9% for the same period in 2016, due to the following:

•
Adverse prior year loss development of $61.1 million during the third quarter 2017, compared to $2.0 million recorded in the same period in 2016. The third quarter 2017 activity was largely from the general liability line of business as well as auto liability and workers compensation lines of business for both Specialty Programs and Small Commercial where elevated loss activity has been observed. $16.2 million of the third quarter of 2017 adverse loss development came from one program which was terminated by AmTrust on September 1, 2017.

•	During the third quarter of 2017, the AmTrust Reinsurance segment recognized total estimated losses from Hurricanes Harvey and Irma of $5.0 million.

•
Excluding the catastrophe events and prior year loss development, the combined ratio for the current period in 2017 would have been 98.2% compared to 95.6% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

The AmTrust Reinsurance segment experienced an increase in the combined ratio to 104.4% for the nine months ended September 30, 2017 compared to 95.4% during the same period in 2016 due to the following:

•
Adverse prior year loss development of $100.9 million compared to $1.5 million recorded in 2016. Similar to the third quarter activity, the year to date 2017 activity was largely from the general liability line of business as well as auto liability and workers compensation lines of business for both Specialty Programs and Small Commercial where elevated loss activity has been observed.

•	During the current period, the AmTrust Reinsurance segment recognized total estimated losses from Hurricanes Harvey and Irma of $5.0 million.

•
Excluding the catastrophe events and prior year loss development, the combined ratio for the current period in 2017 was 97.1% compared to 95.3% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

Premiums - Gross premiums written decreased by $100.1 million or 19.2% and $16.2 million or 1.0% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
The decrease in gross premiums written for the three months ended September 30, 2017 compared to the same period in 2016 was the result of changes, in 2017, to the mix of programs in the Specialty Risk and Extended Warranty business and, in 2016, the cumulative cession of premium for the first time from a series of acquisitions made by AmTrust in its Small Commercial and Specialty Program businesses as well as slower organic growth.
The decrease in gross premiums written for the nine months ended September 30, 2017 compared to the same period in 2016 reflects slower organic growth overall as well as reductions AmTrust's Specialty Program segment and Small Commercial non-workers’ compensation business reflecting underwriting initiatives focused on improving the profitability of these classes of business.
The table below shows net premiums written by line of business for the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$295,499	72.0%	$314,677	61.5%	$(19,178)	(6.1)%
Specialty Program	63,816	15.6%	98,895	19.3%	(35,079)	(35.5)%
Specialty Risk and Extended Warranty	50,878	12.4%	97,989	19.2%	(47,111)	(48.1)%
Total AmTrust Reinsurance	$410,193	100.0%	$511,561	100.0%	$(101,368)	(19.8)%

For the Nine Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$1,028,905	67.3%	$983,601	65.3%	$45,304	4.6%
Specialty Program	255,767	16.7%	268,193	17.8%	(12,426)	(4.6)%
Specialty Risk and Extended Warranty	245,308	16.0%	255,595	16.9%	(10,287)	(4.0)%
Total AmTrust Reinsurance	$1,529,980	100.0%	$1,507,389	100.0%	$22,591	1.5%
Net premiums written in our AmTrust Reinsurance segment for the three months ended September 30, 2017 decreased by $101.4 million or 19.8% and increased by $22.6 million or 1.5% during the nine months ended September 30, 2017 compared to the same periods in 2016, respectively. See gross premiums written section above for details. The retroceded premiums increased by $1.3 million and decreased by $38.8 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.
Net premiums earned decreased by $86.8 million or 16.6% and increased by $37.1 million or 2.6% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. See net premiums written section above for details in the movement in earned premium. The retroceded premiums earned increased by $6.0 million and decreased by $10.6 million during the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively.

The table below details net premiums earned by line of business for the three and nine months ended September 30, 2017 and 2016:

For the Three Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$314,773	72.1%	$320,596	61.3%	$(5,823)	(1.8)%
Specialty Program	59,143	13.6%	89,856	17.2%	(30,713)	(34.2)%
Specialty Risk and Extended Warranty	62,437	14.3%	112,685	21.5%	(50,248)	(44.6)%
Total AmTrust Reinsurance	$436,353	100.0%	$523,137	100.0%	$(86,784)	(16.6)%

For the Nine Months Ended September 30,	2017		2016		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$946,782	65.3%	$864,699	61.2%	$82,083	9.5%
Specialty Program	251,153	17.3%	251,543	17.8%	(390)	(0.2)%
Specialty Risk and Extended Warranty	252,876	17.4%	297,457	21.0%	(44,581)	(15.0)%
Total AmTrust Reinsurance	$1,450,811	100.0%	$1,413,699	100.0%	$37,112	2.6%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $20.7 million or 6.2% and $148.5 million or 16.5% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. Net loss and LAE ratios were 81.4% and 72.2% for the three and nine months ended September 30, 2017 compared to 63.9% and 63.5% for the same periods in 2016, respectively.
The net loss and LAE ratio during the three months ended September 30, 2017 increased primarily as a result of the following:

•
Adverse prior year loss development of $61.1 million during the third quarter 2017, compared to $2.0 million recorded in the same period in 2016. The third quarter 2017 activity was largely from the general liability line of business as well as auto liability and workers compensation lines of business for both Specialty Programs and Small Commercial where elevated loss activity has been observed. $16.2 million of the third quarter 2017 adverse development came from one program which was terminated by AmTrust on September 1, 2017;

•	During the third quarter of 2017, the AmTrust Reinsurance segment recognized total estimated losses from Hurricanes Harvey and Irma of $5.0 million; and

•
Excluding the catastrophe events and prior year loss development, the net loss and LAE ratio for the current period in 2017 would have been 66.2% compared to 63.5% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

The net loss and LAE ratio for the nine months ended September 30, 2017 increased primarily due to the following:

•
Adverse prior year loss development of $100.9 million during 2017, compared to $1.5 million recorded in 2016. Similar to the third quarter , the year to date 2017 adverse development was largely from the general liability line of business as well as auto liability and workers compensation lines of business for both Specialty Programs and Small Commercial where elevated loss activity has been observed;

•	During the third quarter of 2017, the AmTrust Reinsurance segment recognized total estimated losses from Hurricanes Harvey and Irma of $5.0 million; and

•
Excluding the catastrophe events and prior year loss development, the net loss and LAE ratio for the current period in 2017 was 64.9% compared to 63.5% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $28.2 million or 16.9% and increased by $18.2 million or 4.1% for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The commission and other acquisition expense ratio decreased to 31.7% and increased to 32.1% for the three and nine months ended September 30, 2017, respectively, compared to 31.9% and 31.7% during the three and nine months ended September 30, 2016, respectively. The fluctuations in the ratios during the three and nine months ended September 30, 2017 compared to the comparative periods in 2016 reflect the change in the mix of business. The commission ratio is also affected by the commission associated with the retrocession premium ceded during the three and nine months ended September 30, 2017 versus the same periods in 2016.
General and Administrative Expenses - General and administrative expenses increased by 1.6% and decreased by 2.9%, for the three and nine months ended September 30, 2017 compared to the same periods in 2016, respectively. The general and administrative expense ratio increased slightly to 0.2% and decreased slightly to 0.1% for the three and nine months ended September 30, 2017 from 0.1% and 0.2% during the three and nine months ended September 30, 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) was 31.9% and 32.2% for the three and nine months ended September 30, 2017 compared to 32.0% and 31.9% for the three and nine months ended September 30, 2016, respectively.

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
The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2017 and 2016:

For the Nine Months Ended September 30,	2017	2016
	($ in thousands)
Operating activities	$374,779	$326,157
Investing activities	(212,053)	(291,389)
Financing activities	(28,440)	(59,665)
Effect of exchange rate changes on foreign currency cash	2,644	2,715
Total increase (decrease) in cash and cash equivalents	$136,930	$(22,182)
Cash Flows from Operating Activities
Cash flows from operations for the nine months ended September 30, 2017 were $374.8 million compared to $326.2 million for the nine months ended September 30, 2016, a 14.9% increase. In 2016, operating cash flows were reduced by the settlement of a $107.0 million commutation with AmTrust. Adjusted for the commutation, cash flows from operations for the nine months ended September 30, 2017 were $58.4 million or 13.5% lower compared to the same period in 2016. The decrease was the result of a higher combined ratio and largely unchanged gross premiums written in 2017 compared to 2016.
Reserves for loss and LAE during the nine months ended September 30, 2017 also increased by $168.7 million following the adverse development recognized on both our operating segments as well as our run–off business and the current year estimated losses from Hurricanes Harvey and Irma.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $212.1 million for the nine months ended September 30, 2017 compared to $291.4 million for the same period in 2016. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Our total cash balance as at September 30, 2017 includes the pending settlement of investments purchased of $21.7 million which settled in October. For the nine months ended September 30, 2017, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $192.8 million. Adding to the outflow was the increase in restricted cash and cash equivalents of $27.0 million offset by the net proceeds from other investing activities of $7.8 million.
Cash Flows from Financing Activities
Cash flows used in financing activities were $28.4 million for the nine months ended September 30, 2017 compared to $59.7 million for the same period in 2016. The decrease in net cash outflow for the nine months ended September 30, 2017 compared to the same period in 2016 was due to the issuance of new preference shares with net proceeds of $144.9 million, which was partially used to redeem the 2012 senior notes issuance of $100.0 million. The net proceeds from the preference share issue were offset by the repurchase of common shares of $14.9 million during the current period in 2017 bulk of which was made under the Company's authorized share repurchase program. In addition, there was a decrease in dividends paid on preference shares of $7.1 million due to the mandatory conversion of Preference Shares Series B to Maiden's common shares during the third quarter of 2016, offset by the increase in dividends paid to common shareholders of $7.9 million due to an increased number of common shares outstanding as well as higher dividend rate in 2017.

Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 6, 2017.
At September 30, 2017 and December 31, 2016, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.86 billion and $4.40 billion, respectively. This collateral represents 90.8% and 90.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 2017 and December 31, 2016, respectively. The $462.0 million increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth in both premiums and reserves.
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
During the nine months ended September 30, 2017, the yield on the 10-year U.S. Treasury bond decreased by 12 basis points to 2.33%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The decrease in interest rates during the nine months ended September 30, 2017 reflects some uncertainty in U.S. fiscal policy despite generally improving economic conditions in both the U.S and internationally. Relaxation of stringent monetary policy as has been experienced in recent years continues to emerge but at a gradual pace.
The movement in the market values of our AFS fixed maturity portfolio was a net gain of $73.6 million primarily due to foreign exchange gains of $52.5 million arising on our euro-denominated investment portfolio following the strengthening of the euro versus the U.S. dollar during the nine months ended September 30, 2017. See "Liquidity and Capital Resources - Capital Resources" on page 63 for further information.
At September 30, 2017, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. At September 30, 2017 there was approximately $21.7 million in liability for investments purchased on the Company's Consolidated Balance Sheet compared to $6.4 million as at December 31, 2016, which was subsequently settled in cash after the quarter end. However, during periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.
At September 30, 2017 and December 31, 2016, these respective durations in years were as follows:

	September 30, 2017	December 31, 2016
Fixed maturities and cash and cash equivalents	4.4	4.9
Reserve for loss and LAE	3.6	3.8
At September 30, 2017 and December 31, 2016 the weighted average duration of our fixed maturity investment portfolio decreased by 0.5 to 4.4 years and the duration for reserve for loss and LAE decreased to 3.6 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS").

The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

September 30, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,194	$150	$(8)	$5,336	3.0%	1.7
U.S. agency bonds – mortgage-backed	2,004,645	14,208	(12,451)	2,006,402	2.8%	4.6
Non-U.S. government and supranational bonds	33,392	216	(2,012)	31,596	2.7%	3.3
Asset-backed securities	257,969	4,456	(164)	262,261	4.4%	2.3
Corporate bonds	1,541,296	52,717	(17,624)	1,576,389	3.2%	5.0
Municipal bonds	2,500	103	—	2,603	4.2%	8.1
Total AFS fixed maturities	3,844,996	71,850	(32,259)	3,884,587	3.1%	4.6
HTM fixed maturities
Corporate bonds	1,057,943	34,027	(748)	1,091,222	3.5%	5.2
Municipal Bonds	60,425	459	—	60,884	3.2%	5.0
Total HTM fixed maturities	1,118,368	34,486	(748)	1,152,106	3.5%	5.1
Cash and cash equivalents	314,275	—	—	314,275	0.2%	0.0
Total	$5,277,639	$106,336	$(33,007)	$5,350,968	3.0%	4.4

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,186	$238	$(11)	$5,413	3.0%	2.4
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038	2.8%	4.9
U.S. agency bonds – other	18,082	20	—	18,102	3.2%	8.9
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934	2.4%	3.4
Asset-backed securities	217,232	3,713	(69)	220,876	4.6%	2.5
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205	3.5%	5.4
Municipal bonds	62,201	2,897	—	65,098	4.2%	6.5
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666	3.2%	5.1
HTM fixed maturities
Corporate bonds	752,212	16,370	(2,447)	766,135	3.6%	5.2
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Cash and cash equivalents	149,535	—	—	149,535	0.1%	0.0
Total	$4,907,389	$67,129	$(87,182)	$4,887,336	3.2%	4.9

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
($ in thousands)	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$38,784	$49,293	$61,219	$—
Due after one year through five years	583,569	335,922	560,141	260,557
Due after five years through ten years	990,968	723,297	1,371,356	486,568
Due after ten years	2,603	9,856	42,036	5,087
	1,615,924	1,118,368	2,034,752	752,212
U.S. agency bonds – mortgage-backed	2,006,402	—	1,716,038	—
Asset-backed securities	262,261	—	220,876	—
Total fixed maturities	$3,884,587	$1,118,368	$3,971,666	$752,212
Substantially all of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$357,165	17.8%	$368,142	21.2%
FNMA – fixed rate	893,334	44.5%	800,947	46.2%
FNMA – variable rate	14,441	0.7%	17,761	1.0%
FHLMC – fixed rate	736,956	36.8%	523,983	30.2%
FHLMC – variable rate	4,506	0.2%	5,205	0.3%
Total U.S. agency bonds - mortgage-backed	2,006,402	100.0%	1,716,038	98.9%
Non-MBS fixed rate agency bonds	—	—%	18,102	1.1%
Total U.S. agency bonds	$2,006,402	100.0%	$1,734,140	100.0%
The following table provides a summary of changes in fair value associated with our U.S. agency bonds - mortgage-backed portfolio:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Agency MBS:	($ in thousands)		($ in thousands)
Beginning balance	$1,795,612	$1,451,795	$1,716,038	$1,476,991
Purchases	271,651	267,040	490,237	366,399
Sales, calls and paydowns	(63,438)	(104,146)	(202,556)	(261,238)
Net realized gains on sales – included in net income	22	—	(74)	230
Change in net unrealized losses – included in other comprehensive income	3,751	(7,149)	6,155	28,156
Amortization of bond premium and discount	(1,196)	(1,762)	(3,398)	(4,760)
Ending balance	$2,006,402	$1,605,778	$2,006,402	$1,605,778
Our Agency MBS portfolio is 40.1% of our fixed maturity investments at September 30, 2017. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reducing the total amount of investment income we earn.
At September 30, 2017 and December 31, 2016, 98.8% and 96.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+, or equivalent, or less. See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.

The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2017 and December 31, 2016 were as follows:

	Ratings(1)
September 30, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.8%	4.4%	0.9%	$186,804	7.1%
Communications	—%	0.5%	1.3%	6.0%	—%	209,098	7.8%
Consumer	—%	0.5%	13.9%	11.6%	—%	695,590	26.0%
Energy	—%	1.0%	3.8%	3.0%	0.8%	229,598	8.6%
Financial Institutions	1.4%	3.3%	22.8%	12.3%	—%	1,059,788	39.8%
Industrials	—%	0.8%	2.0%	2.8%	0.1%	151,750	5.7%
Technology	—%	1.1%	2.6%	0.8%	0.5%	134,983	5.0%
Total Corporate bonds	1.4%	7.2%	48.2%	40.9%	2.3%	$2,667,611	100.0%

	Ratings(1)
December 31, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	2.4%	$213,904	8.0%
Communications	—%	0.5%	1.3%	6.6%	—%	223,984	8.4%
Consumer	—%	0.4%	14.9%	8.9%	0.3%	657,717	24.5%
Energy	—%	1.0%	3.8%	2.7%	2.1%	256,449	9.6%
Financial Institutions	1.4%	2.3%	22.1%	12.6%	0.2%	1,035,759	38.6%
Industrials	—%	0.8%	2.0%	2.9%	0.6%	170,030	6.3%
Technology	—%	2.2%	1.1%	0.6%	0.7%	124,497	4.6%
Total Corporate bonds	1.4%	7.2%	46.7%	38.4%	6.3%	$2,682,340	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company’s ten largest corporate holdings, all of which are U.S. dollar denominated and 60.6% of which are in the Financial Institutions sector, at September 30, 2017 as carried at fair value and as a percentage of all fixed income securities were as follows:

September 30, 2017	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Australia and New Zealand Banking Group, 3.70% Due 11/16/2025	$26,505	0.5%	AA-
Morgan Stanley, 4.00% Due 7/23/2025	26,383	0.5%	BBB+
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	26,269	0.5%	AA-
JP Morgan Chase & Co, 3.90% Due 7/15/2025	21,078	0.5%	A-
Vale Overseas Ltd, 4.375% Due 1/11/2022	20,890	0.4%	BBB-
Gilead Sciences Inc, 3.65% Due 3/1/2026	20,889	0.4%	A
BNP Paribas, 5.00% Due 1/15/2021	20,732	0.4%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	20,590	0.4%	A-
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	20,261	0.4%	A+
AT&T Inc, 2.625% Due 12/1/2022	19,997	0.4%	BBB+
Total	$223,594	4.4%

(1)	Ratings as assigned by S&P, or equivalent

We own the following securities not denominated in U.S. dollars:

	September 30, 2017		December 31, 2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$427,985	93.3%	$345,646	92.3%
Non-U.S. government and supranational bonds	30,624	6.7%	28,980	7.7%
Total non-U.S. dollar denominated AFS securities	$458,609	100.0%	$374,626	100.0%
These securities are invested in the following currencies:

	September 30, 2017		December 31, 2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$391,865	85.4%	$315,768	84.3%
British Pound	42,654	9.3%	39,154	10.5%
Australian Dollar	14,169	3.1%	10,089	2.7%
Canadian Dollar	5,272	1.2%	3,360	0.9%
All other	4,649	1.0%	6,255	1.6%
Total non-U.S. dollar denominated AFS securities	$458,609	100.0%	$374,626	100.0%
The net increase in non-U.S. denominated fixed maturities is primarily due to purchases. We do not have any non-U.S. government and government related obligations of Greece, Ireland, Italy, Portugal and Spain at September 30, 2017 and December 31, 2016. At September 30, 2017 and December 31, 2016, 100.0% of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	September 30, 2017		December 31, 2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$37,396	8.7%	$31,704	9.2%
AA+, AA, AA-	58,473	13.7%	30,535	8.8%
A+, A, A-	198,164	46.3%	161,845	46.8%
BBB+, BBB, BBB-	133,952	31.3%	114,456	33.1%
BB+ or lower	—	—%	7,106	2.1%
Total non-U.S. dollar denominated corporate bonds	$427,985	100.0%	$345,646	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies.
Other Balance Sheet Changes
The following summarizes other material balance sheet changes of the Company at September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017	December 31, 2016	Change	Change %
Reinsurance balances receivable, net	$479,472	$410,166	$69,306	16.9%
Reserve for loss and LAE	3,365,011	2,896,496	468,515	16.2%
Unearned premiums	1,601,069	1,475,506	125,563	8.5%
The reinsurance balances receivable, net, reserve for loss and LAE and unearned premiums increased during the nine months ended September 30, 2017 versus December 31, 2016. The higher amount of reinsurance balances receivable, net as at September 30, 2017 was due to higher premiums written in the Diversified Reinsurance segment during 2017 and the balance relates to timing of premium settlement. The gross premiums written during the nine months ended September 30, 2017 was largely unchanged compared to the same period in 2016. The reserve for loss and LAE increased due to adverse development recognized during 2017 from both our operating segments as well as from our run-off business and the current year estimated losses from Hurricanes Harvey and Irma of $20.0 million. The higher unearned premium as at September 30, 2017 compared to prior year end was due to the earning pattern of premiums written.

Capital Resources
Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources decreased by $39.8 million, or 2.3%, at September 30, 2017 compared at December 31, 2016. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
The following table shows the movement in total capital resources at September 30, 2017 and December 31, 2016:

($ in thousands)	September 30, 2017	December 31, 2016	Change	Change %
Preference shares	$465,000	$315,000	$150,000	47.6%
Common shareholders' equity	956,027	1,045,797	(89,770)	(8.6)%
Total Maiden shareholders' equity	1,421,027	1,360,797	60,230	4.4%
Senior Notes - principal amount	262,500	362,500	(100,000)	(27.6)%
Total capital resources	$1,683,527	$1,723,297	$(39,770)	(2.3)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Total Maiden shareholders' equity at September 30, 2017 increased by $60.2 million, or 4.4%, compared to December 31, 2016 primarily due to:

•	issuance of new preference shares with net proceeds of $144.9 million after issuance cost of $5.1 million;

•
net increase in AOCI of $31.1 million. This increase arose due to: 1) an increase in AOCI of $69.9 million which arose from the net increase in our U.S. dollar denominated investment portfolio of $17.4 million relating to market price movements and an increase in our non-U.S. dollar denominated investment portfolio of $52.5 million, primarily due to the strengthening of the euro and British pound relative to the U.S. dollar during 2017; and offset by 2) decrease in cumulative translation adjustments of $38.8 million due to the effect of the appreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities); and

•	net increase resulting from share based transactions of $3.3 million.
These increases were offset by:

•	net loss attributable to Maiden of $44.9 million. See "Results of Operations - Net Income" on page 45 for a discussion of the Company’s net loss for the nine months ended September 30, 2017;

•	dividends declared of $59.3 million related to the Company’s common and preferred shares; and

•	shares repurchased of $14.9 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the third quarter of 2017, the Company repurchased a total of 2,015,700 common shares at an average price of $7.11 per share under its share repurchase authorization. At September 30, 2017, the Company has a remaining authorization of $85.7 million for share repurchases.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at September 30, 2017 and December 31, 2016.
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
Except as discussed above, there were no further changes in the Company’s Senior Notes at September 30, 2017 compared to December 31, 2016 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2017. Refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of the Company’s Senior Notes.
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

Financial Strength Ratings
Our principal operating subsidiaries' ratings were affirmed as "BBB+" (Good) on June 6, 2017 and the outlook was changed from stable to negative by Standard & Poor's ("S&P"). The rating is the eighth highest of twenty-two rating levels. The Company's principal operating subsidiaries are rated A (Excellent) with a stable outlook by A.M. Best Company ("A.M. Best") and has remained unchanged throughout the reporting period. The rating of A (Excellent) is the third highest of sixteen rating levels, as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
Aggregate Contractual Obligations
In the normal course of its business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. Except as previously noted in the Senior Notes section above, at September 30, 2017, there are no further material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At September 30, 2017, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses amounted to $3.6 million and $12.2 million during the three and nine months ended September 30, 2017, respectively, compared to net foreign exchange gains of $0.7 million and $6.5 million for the same periods in 2016, respectively.
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
Off-Balance Sheet Arrangements
At September 30, 2017, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2017, we had AFS fixed maturity securities with a fair value of $3.9 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at September 30, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at September 30, 2017:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$3,555,940	$(328,647)	(23.1)%
100 basis point increase	3,714,624	(169,963)	(12.0)%
No change	3,884,587	—	—%
100 basis point decrease	4,068,897	184,310	13.0%
200 basis point decrease	4,267,740	383,153	27.0%
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
The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Ratings(1)
AA+ or better	44.5%	41.3%
AA, AA-, A+, A, A-	32.2%	33.2%
BBB+, BBB, BBB-	22.2%	22.0%
BB+ or lower	1.1%	3.5%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2017, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (see "Liquidity and Capital Resources - Investments" on page 58), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.5% and 4.4% of the Company’s total fixed income securities, respectively.

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
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at September 30, 2017 were $479.5 million, including balances both currently due and accrued.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2017.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $140.6 million at September 30, 2017 compared to $99.9 million at December 31, 2016. At September 30, 2017, $62.8 million or 44.7% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (December 31, 2016 - $54.8 million or 54.8% and with credit rating of A+). Furthermore, at September 30, 2017, $46.1 million or 32.8% (December 31, 2016 - $23.8 million or 23.8%) of these reinsurance recoverables relate to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
A or better	98.7%	97.2%
B++ or worse	1.3%	2.8%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the nine months ended September 30, 2017 and as at September 30, 2017, 7.4% of our net premiums written and 9.8% of our reserve for loss and LAE were transacted in euro, respectively.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2017, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $1.2 million and $2.4 million, respectively.

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
Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The table below details the repurchases that were made during the three months ended September 30, 2017, under the share repurchase authorization:

For the Three Months Ended September 30, 2017	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
July 1, 2017 - July 31, 2017	—	$—	—	$100,000
August 1, 2017 - August 31, 2017	1,380,000	$7.31	1,380,000	$89,914
September 1, 2017 - September 30, 2017	635,700	$6.69	635,700	$85,662
Total	2,015,700	$7.11	2,015,700	$85,662
Subsequent to the three months ended September 30, 2017 and through the period ended November 9, 2017, the Company did not repurchase any additional common shares.
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

MAIDEN HOLDINGS, LTD.
By:
November 9, 2017		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer