Form 10-K
period 2017-12-31
Maiden Holdings, Ltd.
filed 2018-03-01
CIK 1412100

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR
Commission File Number: 001-34042

MAIDEN HOLDINGS, LTD.
(Exact Name of Registrant As Specified in Its Charter)

Bermuda	98-0570192
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
94 Pitts Bay Road
Pembroke HM 08, Bermuda
(Address of Principal Executive Offices and Zip Code)
(441) 298-4900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.01 per share	NASDAQ Global Select Market
Series A Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Series C Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Series D Preference Shares, par value $0.01 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)
Smaller Reporting Company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common shares held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $802.3 million based on the closing sale price of the registrant’s common shares on the NASDAQ Global Select Market on that date. As of February 20, 2018, 83,007,351 common shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A with respect to the annual general meeting of the shareholders of the registrant scheduled to be held on May 8, 2018 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

References in this Annual Report on Form 10-K to the terms "we","us","our","the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and our consolidated subsidiaries, unless the context requires otherwise. References in this Annual Report on Form 10-K to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. References in this Annual Report on Form 10-K to $ are to the lawful currency of the United States, unless otherwise indicated. Any discrepancies in the tables included herein between the amounts listed and the totals thereof are due to rounding.

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
Since our founding in 2007, we have entered into a series of strategic transactions, primarily in 2007, 2008 and 2010 that have significantly transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe oriented risk profile. These transactions have increased our gross premiums written to an amount in excess of $2.8 billion. For additional details of our prior strategic transactions, please refer to our Annual Report on Form 10–K for the year ended December 31, 2016.
We have also entered into a series of capital transactions that have enabled us to support our growing reinsurance operations while significantly enhancing our capital position to approximately $1.5 billion as at December 31, 2017 and lowering our cost of capital. The most recent capital transactions include a public offering of $150.0 million Preference Shares – Series D ("Preference Shares – Series D") in June 2017 and the redemption of our 2012 Senior Notes using a portion of the proceeds from that issuance.
Further details of these and other capital transactions are discussed in the Capital Resources section of Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" as well as the related discussion in "Notes to Consolidated Financial Statements Note 7. Long Term Debt" and "Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10–K.
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

To date, despite achieving operating returns on common equity generally in excess of our industry peers, we have not yet attained our targeted returns. We believe our efficient balance sheet and low volatility business are the primary reasons our returns have generally exceeded industry averages, despite a declining investment yield environment since our founding. Our ability to achieve our targeted returns were initially impacted by a significantly higher cost of capital. Our capital management strategy in recent years has appreciably lowered our cost of capital and improved our returns on common equity. More recently, higher than targeted combined ratios have affected our underwriting profitability and limited our progress toward our objective. The Company believes that the underwriting initiatives we have implemented as well as the reserving actions taken during 2017 will enable the Company to improve its operating returns on equity in 2018 and make progress toward its long term operating return on common equity targets in the next 12 to 24 months.
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
Maiden Global, a wholly owned subsidiary of Maiden Holdings, operates as a reinsurance services and holding company. Maiden Global is organized under the laws of England and Wales. AVS Automotive VersicherungsService GmbH ("AVS"), organized under the laws of Germany, operates as an insurance producer in Germany and is a wholly owned subsidiary of Maiden Global. Maiden LF and Maiden General Försäkrings AB ("Maiden GF"), both wholly owned subsidiaries of Maiden Holdings, are insurance companies organized under the laws of Sweden and write credit life insurance and general insurance, respectively, on a primary basis in support of Maiden Global’s business development efforts.
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
The tables below compare net premiums written and earned, by reportable segment, reconciled to the total consolidated net premiums written and earned for the years ended December 31, 2017, 2016 and 2015:

For the Year Ended December 31,	2017		2016		2015
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Diversified Reinsurance	$807,362	29.2%	$766,119	28.9%	$734,781	29.2%
AmTrust Reinsurance	1,954,856	70.8%	1,888,428	71.1%	1,779,334	70.8%
Total - reportable segments	2,762,218	100.0%	2,654,547	100.0%	2,514,115	100.0%
Other	(230)	—%	405	—%	1	—%
Total	$2,761,988	100.0%	$2,654,952	100.0%	$2,514,116	100.0%

For the Year Ended December 31,	2017		2016		2015
($ in thousands)	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total	Net Premiums Earned	% of Total
Diversified Reinsurance	$823,365	30.1%	$724,124	28.2%	$744,875	30.7%
AmTrust Reinsurance	1,909,644	69.9%	1,843,621	71.8%	1,684,191	69.3%
Total - reportable segments	2,733,009	100.0%	2,567,745	100.0%	2,429,066	100.0%
Other	(230)	—%	405	—%	3	—%
Total	$2,732,779	100.0%	$2,568,150	100.0%	$2,429,069	100.0%
Financial data relating to the geographical areas in which we operate and relating to our principal products may be found in "Notes to Consolidated Financial Statements Note 3. Segment Information" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.
In a quota share reinsurance arrangement (also known as pro-rata reinsurance, proportional reinsurance or participating reinsurance), the reinsurer shares a proportional part of the original premiums of the reinsured. In return, the reinsurer assumes a proportional share of the losses incurred by the cedant. The reinsurer pays the company a ceding commission, which is generally based on the ceding company’s cost of acquiring the business being reinsured (including broker commissions, premium taxes, assessments and miscellaneous administrative expenses) and may also include a profit sharing arrangement. Under quota share arrangements, ceding commission can be adjustable and subject to minimum and maximum levels based upon loss experience which potentially reduces earnings volatility for the reinsurer under such arrangements.
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
Nearly all of our gross premiums written is generated by quota share reinsurance contracts. For the years ended December 31, 2017, 2016 and 2015, 92.8%, 92.3% and 91.0%, respectively, of our consolidated gross premiums written were derived from quota share reinsurance contracts. This significant concentration of quota share reinsurance, combined with our focus on lines of business which are inherently less volatile, results in a less capital intensive business which enables the Company to target higher returns on equity for its shareholders.
Diversified Reinsurance Segment
General
Maiden US writes treaties, on a quota share or excess of loss basis, and facultative risks, marketed through third-party intermediaries and on a direct basis. Maiden Bermuda writes treaties on both a quota share basis and excess of loss basis outside the U.S. and also provides quota share reinsurance support to Maiden US through an intercompany reinsurance arrangement. The net premiums written by our Diversified Reinsurance segment's operating subsidiaries, after intercompany reinsurance, for the years ended December 31, 2017, 2016 and 2015 were as follows:

For the Year Ended December 31,	2017		2016		2015
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Maiden US	$468,430	58.0%	$436,469	57.0%	$416,427	56.7%
Maiden Bermuda	335,254	41.5%	324,705	42.4%	312,375	42.5%
Maiden LF	3,615	0.5%	4,945	0.6%	5,979	0.8%
Maiden GF	63	—%	—	—%	—	—%
Total	$807,362	100.0%	$766,119	100.0%	$734,781	100.0%
The Company entered into a retrocessional quota share agreement with a highly rated global insurer effective January 1, 2015 which impacted net premiums written in 2017, 2016 and 2015. Net premiums written in 2017 increased from 2016 due to the reduction in the utilization of retrocessional capacity of $33,319.
A combination of general market and competitive conditions, along with their underlying financial performance and capital levels including those considered by rating agencies and regulators, often influence reinsurance purchasing decisions of individual ceding companies. Historically, Maiden US has written greater amounts of quota share business than excess of loss business reflecting the needs of its clients. Please refer to Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a discussion on the performance of our Diversified Reinsurance segment, of which Maiden US is the most significant component, for the years ended December 31, 2017, 2016 and 2015.
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
Regional and specialty oriented property and casualty treaty reinsurance business represents the bulk of the portfolio, but accident and health and facultative are also important product offerings. In recent years, we have added enhanced automation to the facultative platform and we have added turn-key Umbrella Liability and Equipment Breakdown and Service Line product offerings for our core regional customers.
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
For most U.S. clients, we provide enhanced security in the form of an internally developed dedicated trust agreement for the reinsurance balances payable to that client. We believe this reinsurance security provides us with a sustainable competitive advantage that is both attractive to new clients and improves retention of existing ones. The trust accounts are funded on an individual client basis with cash and other fixed maturity securities. We can actively manage the cash and investments in the trust accounts and the interest earned is ours. The balances are adjusted regularly to correspond to the liabilities owed to the client, including individually computed Incurred But Not Reported ("IBNR") reserves. Our clients can withdraw assets from the trusts under contractually limited circumstances. At December 31, 2017, we had cash and fixed maturity securities totaling $1.1 billion in these trusts, which is part of the $4.9 billion restricted assets disclosed in "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Since the advent of Solvency II in Europe in 2016 and other similar risk–based capital regimes globally, demand for reinsurance and other related products by insurers to support their capital has increased. Maiden Bermuda has focused on developing a portfolio of assumed reinsurance in Europe and globally with a strategic focus and risk profile similar to Maiden US. Maiden Bermuda has also enhanced its ability to develop this business by offering additional products that support insurers regulatory capital. Maiden Bermuda began writing treaty reinsurance contracts under this initiative in 2016 and continues to grow this business on a pan–European basis as insurers deploy more active capital management strategies in response to these rules.
Additionally, Maiden Global’s business development teams partner with automobile manufacturers, dealer associations and local primary insurers to design and implement point of sale insurance programs which generate revenue for the auto manufacturer and insurance premiums for the primary insurer ("IIS business"). Typically, the primary insurer agrees to reinsure an agreed upon percentage of the underlying business to Maiden Bermuda as part of the overall arrangement. Maiden Bermuda is generally not obligated to underwrite the original equipment automobile manufacturers' (the "OEM's") programs that Maiden Global designs.
Net premiums written for the IIS business were written in the following countries:

For the Year Ended December 31,	2017		2016		2015
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Germany	$40,070	58.1%	$34,127	49.0%	$35,004	47.2%
Australia	14,277	20.7%	12,989	18.7%	10,251	13.8%
United Kingdom	7,443	10.8%	13,873	19.9%	12,489	16.9%
Canada	6,328	9.2%	5,555	8.0%	5,598	7.6%
France	749	1.1%	1,288	1.9%	2,074	2.8%
All other	72	0.1%	1,774	2.5%	8,699	11.7%
Total	$68,939	100.0%	$69,606	100.0%	$74,115	100.0%
The breakdown of IIS business by line of business was as follows:

For the Year Ended December 31,	2017		2016		2015
($ in thousands)	Net Premiums Written	% of Total	Net Premiums Written	% of Total	Net Premiums Written	% of Total
Personal Auto	$58,918	85.5%	$57,809	83.1%	$61,567	83.1%
Credit Life	10,021	14.5%	11,797	16.9%	12,548	16.9%
Total	$68,939	100.0%	$69,606	100.0%	$74,115	100.0%
We also generate fee income when Maiden Global participates in transactions and collects a fee for designing and facilitating the sale of insurance programs. Our fee income is primarily generated by AVS in Germany through its point of sale producers in select OEM's dealerships. We seek to expand these fee generating arrangements through the Maiden Global business development teams' contacts with automobile manufacturers globally. For the years ended December 31, 2017, 2016 and 2015, the fee income was earned in the following locations:

For the Year Ended December 31,	2017		2016		2015
($ in thousands)	Fee Income	% of Total	Fee Income	% of Total	Fee Income	% of Total
Germany	$6,852	69.9%	$7,126	65.9%	$8,874	77.1%
United Kingdom	1,437	14.7%	1,397	12.9%	310	2.7%
Austria	681	6.9%	666	6.1%	630	5.5%
Australia	449	4.6%	809	7.5%	836	7.3%
Other	383	3.9%	819	7.6%	862	7.4%
Total	$9,802	100.0%	$10,817	100.0%	$11,512	100.0%
Strategy
Maiden Bermuda and Maiden US are specialty reinsurers with an efficient operating platform that target lines of business and types of contracts that are more predictable than the market as a whole, allowing stability of earnings over time. Most business is written as reinsurance which is insurance of other insurance companies. We offer reinsurance on both a quota share and excess of loss basis. Our primary focus is regional and specialty clients who rely on reinsurance for capital support and/or to reduce their risk. The majority of our clients are regional or super-regional insurance companies or specialty insurers. With these customers, we believe it is possible to develop long term relationships which not only survive insurance market cycles, but provide benefits to both reinsurer and customer during turbulent times. We also utilize a partnership concept developed over Maiden Re's thirty five year operating history to develop long-term customer relationships. This concept entails the offer to our clients of our expertise in underwriting, claims, actuarial, marketing and accounting, through tailored services which support their businesses and goals.
In our Diversified Reinsurance segment, we reinsure property and casualty lines of business, but de-emphasize lines of business which we consider more volatile, and we do not offer traditional catastrophe reinsurance on a stand-alone basis. We occasionally provide limited catastrophe coverage to clients that purchase other reinsurance from us.
We are primarily a lead reinsurer in the U.S., meaning that we develop our own terms rather than accepting a small share of another reinsurer’s program in a subscription market. We prefer to be the primary, if not sole, reinsurer for our clients. Our pricing and underwriting of this business considers the economics of the individual customer and therefore is less susceptible to large increases and decreases following market cycles. We are able to attract preferred clients because we offer a secure product and give emphasis on client service. By maintaining significant relationships with clients, we are able to develop strong economies of scale and maintain highly competitive operating efficiencies, a critical element of our business strategy.
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
AmTrust Reinsurance Segment
General
AmTrust is our largest client and is a multinational specialty property and casualty insurance holding company with operations in the U.S., Europe and Bermuda.
Michael Karfunkel, George Karfunkel and Barry Zyskind were our Founding Shareholders. Michael Karfunkel passed away on April 27, 2016, and his shares are now controlled by his wife, Leah Karfunkel. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 42.7% of the outstanding voting shares of AmTrust.
Through our reinsurance agreements with AmTrust, we reinsure specific lines of business within the following AmTrust business segments:

•	Small commercial business insurance, which includes U.S. workers’ compensation, commercial package and other low-hazard property and casualty insurance products;

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
European Hospital Liability Quota Share
On April 1, 2011, Maiden Bermuda entered into the European Hospital Liability Quota Share with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL"), respectively, to cover those entities' medical liability business in Europe, in particular, Italy and France. Maiden Bermuda pays a ceding commission of 5.0%. Effective January 1, 2012, the Company's maximum limit of liability is 40% of €10 million, previously 40% of €5 million, per original claim for any one original policy. Effective July 1, 2016, the contract was further amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017.
The European Hospital Liability Quota Share has a term of one year and automatically renews for further one year terms thereafter, unless either party notifies the other of its election in writing not to renew not less than four months prior to the end of any such term. The agreement has been renewed through March 31, 2019. For more information, please refer to "Notes to Consolidated Financial Statements Note 10. Related Party Transactions" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Risk Management
General
Central to the reinsurance business is the assumption and management of risk. Our risk management discipline therefore focuses on both quantitative and qualitative elements as the means to reduce volatility of shareholder returns and preserve capital through a balanced analysis and assessment of these elements. The quantitative aspect of our risk management practice focuses on understanding and controlling a broad array of risk parameters in order to achieve desired returns. Our business model further mitigates the risk inherent in our business by focusing on lines of business which are less volatile and thus, require less capital to support the exposures generated by those lines of business. The qualitative aspect of our risk management practice focuses on identifying and assessing risks, and taking the necessary steps to reduce or mitigate risks that could threaten the achievement of our business objectives.
We have a strong risk management culture set by the tone at the top, which is then established entity wide through various processes and controls which focus on our risk exposures. We continually develop, review, and enhance these processes which we believe to be necessary to achieve our business strategies and objectives within our risk management practice.
Our Enterprise Risk Management ("ERM") Committee monitors and oversees the risk environment and provides direction to mitigate, to an acceptable level, the most significant and material risks that may adversely affect the Company’s ability to achieve its goals. The Committee facilitates a culture of continuous improvement of the Company’s capabilities around managing its strategic risks. The ERM Committee establishes appropriate risk parameters and tolerances, performs risk assessments, continually reviews factors that may impact our organizational risk and develops and implements strategies and action plans to mitigate key risks. The Chief Risk Officer ("CRO") is responsible for the global oversight, monitoring and effective governance of significant risks of the group. As the Lead of our ERM Committee, the CRO facilitates and drives committee engagement and responsiveness toward identification of current and potential risks and risk management processes.
Our ERM program is designed to achieve the following:

•	Establish a process to assess strategies and business decisions on a risk/reward basis;

•	Establish a risk governance structure with clearly defined roles and responsibilities;

•	Identify and assess all material risks from internal and external sources;

•	Manage risks within our risk appetite; and

•	Effective review and reporting of major loss events.
Specific risk management practices that have been or are being developed to meet our risk management goals include:

•	Scenario/stress testing to assess the level of a specific risk and mitigation effects;

•	Setting risk tolerances that we use to monitor and limit risk;

•	Tracking expected portfolio volatility over time;

•	Identifying risk mitigation opportunities and implementing them as appropriate;

•	Understanding the capital required to support the underwriting portfolio and individual contracts;

•	Monitoring and managing exposure by line of business and geographic concentration;

•	Monitoring and limiting catastrophe aggregates and concentrations;

•	Monitoring and limiting terrorism aggregates and concentrations;

•	Monitoring and managing operational risks across the organization;

•	Monitoring and managing our exposure to cyber threats; and

•	Identifying, monitoring and managing emerging risks as they develop.
Our ERM framework reflects the ‘three lines of defense’ approach to risk management, which involves (1) risk owners having responsibility for identifying and managing risks; (2) the ERM Committee providing global tools and policies; and (3) internal audit performing independent reviews. Maiden Holdings' Board of Directors has overall responsibility for oversight of the ERM program and has delegated this oversight to the Audit Committee.
There is involvement from all our employees and risk owners are required to assist with the identification of risks, creation of appropriate responses to risks, and maintain them within the risk appetite and tolerances that the ERM Committee believes are necessary to achieve our business strategies and objectives. The impact and assessment of key risks are recorded in a risk register with an assigned risk owner. It is the responsibility of that individual to periodically assess the impact of the risk and to ensure appropriate risk mitigation and controls are in place. Additionally, an annual risk assessment is completed by internal audit through interviews and questionnaires with business level risk owners and senior management. On an annual basis, the ERM Committee reviews the risk assessments and ensures we are operating within accepted risk tolerances. The mitigation of risks is achieved through the application and operation of controls, transferring of risk or tolerating risks within risk appetite.
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
Our internal audit department assesses the adequacy and effectiveness of our risk management framework and mitigating controls and coordinates risk-based audits to evaluate and address risk within targeted areas of our business. The core functions of this department are to (1) assess the adequacy and effectiveness of our internal control systems; (2) coordinate risk-based audits and compliance reviews; and (3) carry out other initiatives to evaluate and address risk within targeted areas of our business. Internal audit integrates testing of the risk management framework into its annual test plans. Our ERM is dynamic and constantly evolving to reflect changes to our organizational processes, global economic environment as well as implementing the latest industry standards. Our Audit Committee, comprised solely of independent directors, meets quarterly and assesses whether management is addressing risk issues in a timely and appropriate manner. The Audit Committee receives a quarterly report on capital and risk management. Our risk appetite and tolerances have been formally approved by the Audit Committee. Maiden is operating within approved risk appetite and tolerances.
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
Insurance Risk
The key risks for us due to the nature of our business relate to insurance activities. Insurance risk is comprised of underwriting risk, catastrophe risk and reserving risk.
1. Underwriting Risk
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

•	Changes in loss cost trends which are observed after contract pricing;

•	Changes in cedant claims handling or underwriting procedures which mask actual cedant performance; and

•	Losses from terrorism events may exceed our expectations.
Internal underwriting controls are established by our underwriting executives. Underwriting authority is delegated to the managers in each business segment to underwrite in accordance with prudent practice and an understanding of each underwriter’s capabilities. In accordance with our underwriting guidelines, underwriting authorities are delegated to underwriting teams as well as individual underwriters. Our targeted performance goals and guidelines are regularly reviewed by management to reflect changes in market conditions, interest rates, capital requirements and market-expected returns.
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
In limited cases, the risks assumed by us are partially reinsured with other third party reinsurers. Reinsurance ceded varies by segment and line of business based on a number of factors, including market conditions. The benefits of ceding risks include reducing exposure on individual risks and/or enhancing our capital position. Reinsurance ceded does not relieve the Company of its obligations to the policyholders. We remain liable to the extent that any reinsurance company fails to meet its obligations. In the event that one or more of the reinsurers are unable to meet their obligations under these reinsurance agreements, we would not realize the full value of the reinsurance recoverable balances.
We use retrocessional agreements to mitigate volatility and to reduce our exposure on certain reinsurance risks and to provide capital support. We remain liable to our cedants to the extent that the retrocessionaires do not meet their obligations under retrocessional agreements, so we retain credit risk in all cases and to aggregate loss limits in certain cases. We maintain a credit risk review process that identifies authorized acceptable reinsurers and retrocessionaires and have no impaired balances. At December 31, 2017, we had approximately $117.6 million (2016 - $99.9 million) of reinsurance recoverable under such agreements, of which $45.8 million or 39.0% (2016 - $23.8 million or 23.8%) relates to reinsurance claims from Superstorm Sandy.
2. Catastrophe Risk
While we do not write catastrophe reinsurance contracts, certain risks we reinsure are exposed to catastrophic loss events. Maiden aims to limit the probable maximum loss ("PML") of capital and income from a single event and from multiple events in any one year. Our internal tolerance is that our modeled one-in-250 year return period catastrophe occurrence loss (single event) must be less than 50% of our planned operating income and our modelled annual aggregate loss (multiple events) must be less than 75% of our planned operating income. At December 31, 2017, our one-in-250 year catastrophe exposure on a per occurrence and aggregate basis is $32.7 million (2016 - $41.1 million) and $77.8 million (2016 - $87.2 million), respectively, within these stated tolerances.
To achieve our catastrophe risk management objectives, we utilize commercially available modeling tools to quantify and monitor the various risks we accept. We have licensed catastrophe modeling software from one of the principal modeling firms, Applied Insurance Research ("AIR"). These software tools use exposure data provided by our ceding company clients to simulate catastrophic losses and develop PML estimates. We take an active role in the evaluation of these commercial catastrophe models, providing feedback to AIR to improve the efficiencies and accuracy of their models. We use modeling not only for the underwriting of individual transactions but also to optimize the total return and risk of our underwriting portfolio. We have high standards for the quality and levels of detailed exposure data provided by our clients and have an expressed preference for the most detailed location information available, including data at the zip code or postal code level or finer. Data output from the software described above is incorporated into our proprietary pricing models. Our proprietary systems include those for modeling risks associated with property catastrophe, property and U.S. workers’ compensation business, various casualty and specialty pricing models. These systems allow us to monitor our pricing and risk on a contract by contract basis in each of our segments and business lines.
3. Reserving Risk
Reserving risk is the risk that loss and loss adjustment expense ("loss and LAE") reserves are not sufficient to cover all of our policy obligations. Drivers include reporting lags inherent in reinsurance relationships, compounded by third party administrator lags in reporting to insurers, adequacy of ceding company’ claim estimates, future trends, unanticipated events, and normal volatility causing a range of uncertainty around where ultimate loss will land when all claims are closed and settled. Reserving risk includes potential time delays in being aware of significant developments or reserve deterioration from ceding companies. Any inaccurate assumptions used in the selection of the expected loss ratio, whether they be due to fluctuations in the timing, frequency and severity of claims and claim settlements relative to expectations, loss and exposure trends or underlying client pricing, could cause our initial reserve selections to be incorrect as the pricing expected loss ratio is used as the Expected Loss Ratio in our reserving process. We are primarily a frequency related reinsurer, and our risk is less related to swings in more volatile severity coverages.
Establishing adequate reserves for loss and LAE constitutes a significant risk for us. We manage the risk inherent in estimating the Company’s loss reserves in a variety of ways. Reserve reviews are performed on a quarterly basis by credentialed actuaries. As part of the reserving process, observations from the review are discussed with the production teams individually to allow for the discussion of account specific information that may be obtained by those managing the business. The reserves are reviewed and approved by a reserve committee. Loss provisions are reviewed and approved by senior management at the recommendation of reserving committees. The Company conducts operational and claims audits of ceding companies on a regular basis.
Our reserving process has been built to deliver the most accurate estimate possible based on the information available at the time. Maiden maintains a rigorous reserving process, reviewing the reserves of each account quarterly. The frequency and depth of this process strengthens the quality of the reserve estimates and allows adjustments to be made quickly. Further details on how we manage the risk inherent in estimating our loss reserves are set out later in Item 1. "Reserve for Loss and Loss Adjustment Expenses."

Investment Risk Management
Investment risk includes the risk of loss in our investment portfolio potentially caused by fluctuations in interest rates, credit spreads, foreign exchange rates and inflation on both assets and liabilities. At December 31, 2017, Maiden’s investment portfolio of $5.1 billion consisted almost entirely of fixed income securities.
Our investment policy is an important component of our overall business model and is designed to preserve capital, provide significant liquidity, and produce sufficient investment income to sustain and grow net income while supporting our client’s needs. In order to limit our credit risk exposure, the investment policy is to invest almost exclusively in high grade marketable fixed income securities, cash and cash equivalents and to achieve diversification through limits on holdings of individual securities. We monitor and manage exposure to asset types and economic sector. We manage interest rate risk by establishing and managing targets in the investment portfolio for duration, yield, and currency that support our reinsurance liabilities. Foreign exchange risks are managed by holding cash and investments in foreign currencies where we have reinsurance liabilities that will be paid in those currencies. We are exposed to nominal equity risk and have a very limited equity portfolio. We perform stress testing of the investment portfolio using stochastic scenarios to evaluate the investment portfolio risk and capital needs.
Investment risk includes liquidity risk, including the risk that the group does not have sufficient liquid funds to pay losses as they become due. While our low volatility business model, combined with our very strong cash flow, leaves us less susceptible to events which require immediate access to funds, the inherent nature of insurance claims is such that unanticipated significant claims activity under our reinsurance policies, outside our historical experience, could potentially impact our liquidity at any time. We mitigate this risk by maintaining a portfolio of highly liquid fixed income securities in our available-for-sale ("AFS") portfolio and by keeping the duration of our assets reasonably close to the duration of our liabilities.
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
Both Maiden US and Maiden Bermuda compete with a wide variety of major reinsurers including those based in Bermuda. In our Diversified Reinsurance segment, we compete with reinsurers that provide property and casualty-based lines of reinsurance such as: General Reinsurance Corporation, Hannover Re Group, Munich Reinsurance America, Inc., PartnerRe Ltd., Swiss Reinsurance Company Ltd., Axis Capital Holdings Ltd., Arch Capital Group Ltd., and Transatlantic Reinsurance Company. Many of these entities have significantly more capital, higher ratings from rating agencies and more employees than we do; in addition, these entities have established long-term and continuing business relationships throughout the industry, which can be significant competitive advantages. However, we believe the enhanced security that we offer our clients through collateral trusts, our niche specialist orientation, our operating efficiency and our careful relationship management capabilities help offset these advantages and allow us to effectively compete for profitable business.
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
More recently, January 1, 2018 reinsurance renewals show competitive pricing conditions. While these conditions have been most pronounced in severity related placements, particularly in property catastrophe contracts which are more acutely feeling the impact of capital inflows, we see continued competition in our higher frequency/lower severity business as well. While the business we write as part of our business model is somewhat more insulated from these competitive conditions, we are experiencing some pricing pressures as a result of broader industry conditions. Property catastrophe pricing continues to be at the mercy of the alternative capital market and is not as heavily influenced by the traditional reinsurance market as historically has been the case. Therefore any near-term market improvement due to substantial insured industry losses from catastrophes incurred in the third quarter of 2017 may be relatively short-lived given the current level of excess capacity in the overall market.
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
Our subsidiaries, Maiden Bermuda and Maiden US, each currently has a financial strength rating of "A" (Excellent, the third highest out of sixteen rating levels) with a stable outlook from A.M. Best.
Distribution of Our Reinsurance Products
We market our Diversified Reinsurance segment through third party intermediaries, as well as directly through our own marketing efforts. Our direct marketing activities are generally focused on insurers with a demonstrated preference and propensity to utilize direct distribution reinsurers. We believe this combination affords us flexibility and efficiency. In the years ended December 31, 2017, 2016 and 2015, the sources of gross premiums written in our Diversified Reinsurance segment were as follows:

% of Gross Premiums Written for the Year Ended December 31,	2017	2016	2015
Broker
Aon Benfield Inc.	13.9%	13.8%	17.3%
Marsh & McLennan Companies (including Guy Carpenter)	11.6%	11.9%	12.2%
Risk & Insurance Services Consulting, LLC	6.4%	4.8%	4.6%
Beach and Associates, Ltd.	5.9%	8.9%	1.4%
All other brokers	12.9%	14.5%	19.1%
Total broker	50.7%	53.9%	54.6%
Direct	49.3%	46.1%	45.4%
Total	100.0%	100.0%	100.0%
In the years ended December 31, 2017, 2016 and 2015, our top three brokers represented approximately 31.9%, 34.6% and 36.9%, respectively, of gross premiums written in our Diversified Reinsurance segment.
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
Our Employees
On December 31, 2017, we had a total of 219 full-time employees who are located in Bermuda, the U.S., the U.K., Germany, Austria, Russia, Ireland, Australia, Sweden and Netherlands. We may increase our staff over time commensurate with the expansion of operations. We believe that our employee relations are good. None of our employees are subject to collective bargaining agreements.
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

•
Principal Office, Principal Representative and Head Office: An insurer is required to maintain a principal office in Bermuda and to appoint and maintain a principal representative in Bermuda. It is the duty of the principal representative, upon reaching the view that there is a likelihood of the insurer for which the principal representative acts becoming insolvent, to the principal representative's knowledge, occurred or is believed to have occurred, to immediately notify the BMA and to make a report in writing to the BMA within 14 days of the prior notification setting out all the particulars of the case that are available to the principal representative. Further, any registered insurer that is a Class 3A insurer or above is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The Insurance Act considers (a) where the underwriting, risk management and operational decision making occurs; (b) whether the presence of senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (c) where meetings of the board of directors occur. The BMA will consider (a) the location where management meets to effect policy decisions; (b) the residence of the officers, insurance managers or employees; and (c) the residence of one or more directors in Bermuda. For the purpose of the Insurance Act, Maiden Bermuda’s principal office is the Company’s executive offices at Ideation House, 2nd Floor, 94 Pitts Bay Road, Pembroke, HM 08, Bermuda;

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

•
Minimum Solvency Margin, Enhanced Capital Requirement and Restrictions on Dividends and Distributions: Under the Insurance Act, Maiden Bermuda must ensure that the value of its general business assets exceeds the amount of its general business liabilities by an amount greater than its prescribed minimum solvency margin ("MSM"). Maiden Bermuda is also required to maintain available statutory capital and surplus at least equal to its enhanced capital requirement ("ECR"). Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. In addition, Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Bermuda is not permitted to pay dividends to its sole shareholder, Maiden Holdings, if there are reasonable grounds for believing that we are, or would after the payment be, in breach of the Act, Insurance (Prudential Standards) Class 4 and Class 3B Solvency Requirement Rules 2008, including the ECR or the group ECR contained within such rules or under such other applicable rules and regulations as may from time to time be issued by the BMA;

•
Eligible Capital: Class 3B and 4 insurers and insurance groups are required to maintain statutory economic capital and surplus (“Economic Capital”) for determination of regulatory available capital in accordance with a ‘3 tiered capital regime’. All capital instruments are classified as either basic or ancillary capital which in turn are classified into one of three tiers (Tiers 1, 2 and 3) based on their “loss absorbency” characteristics. Under this regime, there are limits of Tier 1, Tier 2 and Tier 3 capital which may be used to satisfy the Class 3B and 4 insurers’ and Group’s MSM and ECR requirements. The Company has received approval for certain capital instruments as other fixed capital. The 2013 Senior Notes are approved as Tier-1 ancillary capital and are grandfathered pursuant to Section 6C of the Insurance Act. The 2016 Senior Notes are approved as Tier-3 ancillary capital (please see footnote below for further details). Maiden's Preference Shares Series A and Series C are classified as Tier-1 Basic Capital. Maiden's Preference Shares Series D were approved on November 6, 2017 as Tier-2 Basic Capital. Please see the following table for details of the Company's capital instruments that are currently outstanding at December 31, 2017:

Description of Capital Instrument	Date of Issue	Maturity Date (as applicable)	Date approved by the Authority	Value of Capital Instruments	Eligible Capital Tier
				($ in thousands)
2013 Senior Notes	November 25, 2013	December 1, 2043	April 17, 2014	$152,500	Tier 1
2016 Senior Notes(1)	June 14, 2016	June 14, 2026	January 23, 2017	110,000	Tier 3
Preference Shares - Series A(2)	August 22, 2012	Perpetual	April 17, 2014	150,000	Tier 1
Preference Shares - Series C(2)	November 25, 2015	Perpetual	April 17, 2014	165,000	Tier 1
Preference Shares - Series D(2)	June 15, 2017	Perpetual	November 6, 2017	150,000	Tier 2
(1) In June 2016, the Company issued $110.0 million aggregate principal amount of 6.625% notes maturing in 2046 (the "2016 Senior Notes"). The BMA approved the capital instruments as Tier-3 ancillary capital to be grandfathered under Section 21 paragraph 10 of the Group Rules until January 1, 2026 as the 2016 Senior Notes do not meet the requirement that coupon payment on the instrument be cancellable or deferrable indefinitely upon breach (or if it would cause breach) in the ECR. The Group’s ECR shall be subject to a regulatory capital add-on comprising three years of coupon payments on the 2016 Senior Notes amounting to $21.9 million.
(2)All our Preference shares are redeemable in whole or in part at the sole option of the Company any time after 5 years from the date of issuance, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.

•
Economic Balance Sheet Framework and Financial Condition Report: Effective January 2016, the BMA has implemented an Economic Balance Sheet ("EBS") framework to be used as the basis to determine the ECR of insurers and group that is generally based on fair-value in line with the GAAP principles adopted by the insurer, except for the valuation of insurance technical provisions. Technical provisions shall be valued at an economic value using the best estimate of probability weighted cash flows, with an additional risk margin. Cash flows, for this purpose, shall take into account all future cash in and out flows required to settle the insurance obligations attributable to the remaining lifetime of the policy. The BMA has also implemented new public disclosure rules that require all insurers and insurance groups to prepare and publish a Financial Condition Report ("FCR"). The FCR is intended to provide additional information to the public in relation to the insurer’s and group’s business model, whereby they may make an informed assessment on whether the business is run in a prudent manner;

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

•
Notification of Material Changes: All registered insurers are required to give 14 days’ notice to the BMA of certain matters that are likely to be of material significance (a “Material Change” within the meaning of the Insurance Act);

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

•
Group MSM and Group ECR: The Designated Insurer must ensure that the value of the insurance group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Since December 31, 2013, we have been required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group BSCR model or an approved group internal capital model;

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
Certain Bermuda Law Considerations
Maiden Holdings and Maiden Bermuda have been designated as non-resident for exchange control purposes by the BMA and are required to obtain the permission of the BMA for the issue and transfer of all of their shares. The BMA has given its consent for: (a) the issue and transfer of Maiden Holdings' common shares, up to the amount of its authorized capital from time to time, to and among persons that are non-residents of Bermuda for exchange control purposes; and (b) the issue and transfer of up to 20% of Maiden Holdings' common shares in issue from time to time to and among persons resident in Bermuda for exchange control purposes.
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
Additionally, the Model Holding Company Act and Model Holding Company Regulation address “enterprise” risk - the risk that an activity, circumstance, event, or series of events involving one or more affiliates of an insurer that, if not remedied promptly, is likely to have a material adverse effect upon the financial condition or liquidity of the insurer or its insurance holding company system as a whole. The Missouri DOI adopted the requirement for a holding company to annually submit an Enterprise Risk Report with the state commissioner. This enterprise risk report is filed annually.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (“ORSA”) Model Act (the “ORSA Model Act”), which requires domestic insurers to maintain a risk management framework and establishes a legal requirement for domestic insures to conduct an ORSA in accordance with the NAIC’s ORSA Guidance Manual. The ORSA Model Act provides that domestic insurers, or their insurance group, must regularly conduct an ORSA consistent with a process comparable to the ORSA Guidance Manual process. The ORSA Model Act also provides that, no more than once a year, an insurer's domiciliary regulator may request that an insurer submit an ORSA summary report, or any combination of reports that together contain the information described in the ORSA Guidance Manual, with respect to the insurer and/or the insurance group of which it is a member. Effective January 1, 2016, Missouri adopted its version of the ORSA Model Act. Annually, the Company files an ORSA Summary Report with the State of Missouri.
Risk-Based Capital
U.S. insurers are also subject to risk-based capital ("RBC") guidelines that provide a method to measure the total adjusted capital (statutory capital and surplus plus other adjustments) of insurance companies taking into account the risk characteristics of a company's investments and products. The RBC formulas establish capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to asset, premium and reserve items, with higher factors applied to items with greater underlying risk and lower factors for less risky items. Insurers that have less statutory capital than the RBC calculation required are considered to have inadequate capital and are subject to varying degrees of regulatory action depending upon the level of capital inadequacy. Maiden US has satisfied the RBC formula and has exceeded all recognized industry solvency standards. At December 31, 2017, Maiden US had adjusted capital in excess of amounts requiring company or regulatory action.
Reinsurance
The ability of an insurer to take credit for the reinsurance purchased from reinsurance companies is a significant component of reinsurance regulation. Typically, an insurer will only enter into a reinsurance agreement if it can obtain credit to its reserves on its statutory financial statements for the reinsurance ceded to the reinsurer. With respect to U.S. domiciled reinsurers that reinsure U.S. insurers, credit is usually granted when the reinsurer is licensed, certified or accredited in a state where the primary insurer is domiciled or, in some instances, in a state in which the primary insurer is licensed. States also generally permit primary insurers to take credit for reinsurance if the reinsurer is (i) domiciled in a state with a credit for reinsurance law that is substantially similar to the standards in the primary insurer's state of domicile, and (ii) meets certain financial requirements. Credit for reinsurance purchased from a reinsurer that does not meet the foregoing conditions is generally allowed to the extent that such reinsurer secures its obligations with qualified collateral. We are able to take credit for all reinsurance purchased and all cedants are able to take credit for reinsurance they purchase from us.
NAIC Ratios
The NAIC Insurance Regulatory Information System ("IRIS") was developed to help state regulators identify companies that may require special attention. IRIS is comprised of statistical and analytical phases consisting of key financial ratios whereby financial examiners review annual statutory basis statements and financial ratios. Each ratio has an established "usual range" of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of IRIS ratios is not considered a failing result; rather unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall out of the usual range for one or more ratios because of specific transactions that are in themselves immaterial. Generally, an insurance company will become subject to regulatory scrutiny and may be subject to regulatory action if it falls outside the usual ranges of four or more of the ratios. At December 31, 2017, Maiden US did not have an IRIS ratio range warranting any regulatory action.
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
On January 13, 2017, the U.S. Department of the Treasury ("U.S. Treasury Department") and the office of the U.S. Trade Representative, ("USTR"), announced the successful completion of negotiations for a "covered agreement" in the meaning of the Dodd-Frank Act for the U.S. and an Agreement under Article 218 of the Treaty on the Functioning of the European Union for the EU. The agreement covers three areas of prudential oversight: (1) reinsurance; (2) group supervision; and (3) the exchange of information between insurance supervisors.
On September 22, 2017, the U.S. Treasury Department, USTR, and the European Union formally signed the Covered agreement. The agreement requires states to eliminate reinsurance collateral within 5 years or risk preemption. In exchange, the EU will not impose local presence requirements on U.S. firms operating in the EU, and effectively must defer to U.S. group capital regulation for U.S. entities of EU-based firms. The U.S. Treasury Department and USTR also released a U.S. policy statement clarifying their interpretation of the Covered Agreement in several key areas including capital, group supervision, reinsurance, and the Joint Committee. Over the coming months, state regulators working through the NAIC will make key decisions on whether and how to modify state laws and regulations to comport with the provisions of the covered agreement. Bermuda is not covered under this agreement.
The Terrorism Risk Insurance Program Reauthorization Act of 2015
Terrorism Risk Insurance Act of 2002 ("TRIA"), which was previously amended and extended in 2005, 2007 and again in 2015 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 ("TRIPRA"), was enacted to ensure the availability of insurance coverage for terrorist acts in the U.S. This law renewed the prior federal terrorism risk insurance program. It was extended through December 31, 2020 with certain modifications in the provisions of the expiring program.
There is no assurance that TRIA will be extended beyond 2020 on either a temporary or permanent basis and its expiration (or renewal on a substantially modified basis) could have an adverse effect on our clients, the industry or us. TRIA does not apply to reinsurers directly but does apply directly to insurers and to excess and surplus lines insurers. The TRIPRA has had some impact on our reinsurance clients, but not all due to the lines of business covered by TRIA. Also, in general, our reinsurance contracts contain inuring language regarding any potential recoveries from TRIA. Additional material addressing TRIA and TRIPRA, including U.S. Treasury Department issued interpretive letters, are contained on the U.S. Treasury Department’s website.
Taxation of the Company and its Subsidiaries
The following summary of certain taxation matters is based upon current law. Legislative, judicial or administrative changes may be forthcoming that could affect this summary. Certain subsidiaries are subject to taxation related to operations in Australia, Germany, Russia, Sweden, the U.K. and the U.S. The discussion below covers the principal locations in which the Company or its subsidiaries are subject to taxation.
Bermuda
Maiden Holdings and Maiden Bermuda have each received from the Minister of Finance an assurance under The Exempted Undertakings Tax Protection Act, 1966 to the effect that in the event that there is any legislation enacted in Bermuda imposing tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax shall not be applicable to Maiden Holdings or Maiden Bermuda or to any of their operations or the shares, debentures or other obligations of Maiden Holdings or Maiden Bermuda until March 31, 2035. These assurances are subject to the proviso that they are not construed to prevent the application of any tax or duty to such persons as are ordinarily resident in Bermuda (Maiden Holdings and Maiden Bermuda are not currently so designated) or to prevent the application of any tax payable in accordance with the provisions of The Land Tax Act, 1967 of Bermuda or otherwise payable in relation to the property leased to us.
Germany
AVS is a wholly owned subsidiary of Maiden Global. AVS is subject to German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%). In addition, a German municipal trade tax of 14.7% resulting from the registered seat of the company in Russelsheim is paid. Effective January 1, 2017, Opel Händler VersicherungsService GmbH, which was a wholly owned subsidiary of AVS, merged with AVS. AVS is engaged in general commerce.

The taxable income of a German corporate entity is in principle, absent a Treaty exemption, the total amount of worldwide income (current profits, capital gains) after deduction of business expenses. In general, income from capital gains arising upon the sale of shares in corporate entities are, in principle, fully tax exempt. The same applies to income from dividend if the stake in the dividend paying corporation is at least 10% (for corporate income tax purposes), 15% (for trade tax purposes) at the beginning of the respective calendar year (for dividends received from companies resident outside Germany, the 15% stake in the non-resident corporation must be held as from the beginning of the calendar year). However, a lump sum of 5% of the dividend/capital gains is added back to the taxable income, representing non-deductible business expenses.
Maiden Global established a German branch on February 1, 2016, also with its registered seat in Russelsheim which is subject to the same German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and German trade tax of 14.7%. The German branch is engaged in general commerce.
AVS established a 50:50 joint venture with Volvo Car Germany GmbH on January 25, 2016, named VCIS Germany GmbH (“VCIS”). With its registered seat in Cologne, the company is subject to the same German corporate income tax of 15.0% plus a solidarity surcharge of 5.5% thereon (in the aggregate, a rate of 15.825%) and a German trade tax of 16.63%. VCIS is engaged in general commerce as an insurance agency.
Maiden Global has obtained a withholding tax exemption certificate from the Federal Central Tax Office such that any dividend from AVS to Maiden Global is exempt from German withholding tax. There is no German withholding tax on (non-profit related) interest payments to corporate shareholders. Other than through the entities noted above, we believe that the Company has operated and will continue to operate its business in a manner that will not cause its affiliates to be treated as engaged in a trade or business within Germany. A trade or business in Germany requires a permanent establishment either in the form of a fixed place of business or by having a permanent representative on German ground. A subsidiary may qualify as permanent representative if it carries out business activities of its shareholder or an affiliate in Germany.
Sweden
Maiden LF and Maiden GF are subject to Swedish taxation on net profits irrespective of whether the profits are generated through business in general or capital. To the extent that net profits are generated, profits are taxed at a rate of 22%. Foreign entities are subject to tax in Sweden only to the extent they have a permanent establishment in Sweden or if the income is related to certain types of assets, typically real estate, or partnership income. Dividends paid to foreign shareholders may be subject to withholding tax with a maximum of 30% although in many cases tax is reduced as a result of a tax treaty or under domestic legislation. A foreign entity is deemed to have a permanent establishment in Sweden under the rules very similar to those applied by The Organisation for Economic Co-operation and Development ("OECD"). Other than Maiden LF and Maiden GF, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as having a permanent establishment in Sweden. There is no withholding tax on interest paid by a Swedish borrower to a foreign lender.
United Kingdom
Maiden Global is tax resident in the U.K. and is currently subject to corporation tax in the U.K. on its trading and other taxable profits. The main rate of U.K. corporation tax is 19% to be reduced to 17% with effect from April 1, 2020. Non-U.K. resident corporations are within the charge to corporation tax in the U.K. if they carry on a trade in the U.K. through a permanent establishment. Reinsurance business developed by Maiden Global is underwritten by Maiden Bermuda in Bermuda. Other than in respect of Maiden Global, we believe that the Company has operated and will continue to operate its business in a manner that will not cause it to be treated as carrying on a trade within the U.K.
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
United States
Recent tax reform commonly referred to as The Tax Cuts and Jobs Act (the "2017 Act") was signed into law on December 22, 2017. The 2017 Act lowered the corporate U.S. tax rate to 21%, eliminated the alternative minimum tax, limited the deductibility of interest expense and requires a one-time tax on a deemed repatriation of untaxed earnings of foreign subsidiaries. In the context of the taxation of U.S. property/casualty insurance companies such as the Company, the 2017 Act also modified the loss reserve discounting rules and the proration rules that apply to reduce reserve deductions to reflect the lower corporate income tax rate. In addition, the 2017 Act included certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and U.S. persons investing in such companies.  For example, the 2017 Act includes a base erosion anti-avoidance tax (the "BEAT") that could make affiliate reinsurance between United States and non-U.S. members of our group economically unfeasible. As discussed in more detail below, the 2017 Act also revised the rules applicable to passive foreign investment companies ("PFICs") and controlled foreign corporations ("CFCs"). Although we are currently unable to predict the ultimate impact of the 2017 Act on our business, shareholders and results of operations, it is possible that the 2017 Act may increase the U.S. federal income tax liability of U.S. members of our group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders.  Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. Additionally, tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business or whether a company is a CFC or a PFIC or has related person insurance income ("RPII") are subject to change, possibly on a retroactive basis. There are currently only recently proposed regulations regarding the application of the PFIC rules to an insurance company. Further, the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Maiden NA and its subsidiaries, including Maiden US (collectively, the "Maiden NA Companies"), transact business in and are subject to taxation in the U.S. Other than the Maiden NA Companies, we believe that we have operated and will continue to operate our business in a manner that will not cause us to be treated as engaged in a trade or business within the U.S. On this basis, other than the Maiden NA Companies, we do not expect to be required to pay U.S. corporate income taxes (other than withholding and excise taxes as described below). The maximum federal corporate income tax rate has been reduced by the 2017 Act to 21% for a foreign corporation’s income that is effectively connected with a trade or business in the U.S. In addition, U.S. branches of foreign corporations may be subject to the branch profits tax, which imposes a tax on U.S. branch after-tax earnings that are deemed repatriated out of the U.S., for a potential maximum effective federal tax rate of approximately 44% on the net income connected with a U.S. trade or business.
Foreign corporations not engaged in a trade or business in the U.S. are subject to U.S. income tax, effected through withholding by the payer, on certain fixed or determinable annual or periodic gains, profits and income derived from sources within the U.S. as enumerated in Section 881(a) of the Internal Revenue Code, such as dividends and interest on certain investments.
The U.S. also imposes an excise tax on insurance and reinsurance premiums paid to foreign insurers or reinsurers with respect to risks of a U.S. person located wholly or partly within the U.S. or risks of a foreign person engaged in the conduct of a U.S. trade or business located in the U.S. The rate of tax applicable to reinsurance premiums paid to Maiden Bermuda is 1% of gross premiums.

Where You Can Find More Information
We maintain our principal website at www.maiden.bm. The information on our websites is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through our principal website, our financial information, including the information contained in our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC"). We also make available, free of charge through our principal website, our Audit Committee Charter, Compensation Committee Charter, Nominating & Corporate Governance Committee Charter, and Code of Business Conduct and Ethics. Such information is also available in print for any shareholder who sends a request to Maiden Holdings, Ltd., Ideation House, 94 Pitts Bay Road, Pembroke HM 08, Bermuda, Attention: Secretary. Reports and other information we file with the SEC may also be viewed at the SEC’s website at www.sec.gov or viewed or obtained at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 800-SEC-0330.

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
Since our inception, our business has grown at a compound annual growth rate of 20.8%. We expect our business growth to moderate in the future as we continue our relationships with existing clients while seeking opportunities to reinsure other insurance companies operating in similar niches. Expansion of our business at a rate faster than we anticipate could require additional resources including capital and possibly personnel.
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
Our Agency Mortgage-backed securities ("MBS") constitute 39.2% of our fixed maturity investments at December 31, 2017.  As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to changes in the prepayment rate on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBS are prepaid more quickly, requiring us to reinvest the proceeds at the then current lower market rates. Conversely, in periods of rising rates, mortgage prepayments generally fall, preventing us from taking full advantage of the higher level of rates. However, economic conditions may curtail prepayment activity on the underlying mortgages if refinancing is difficult, thus limiting prepayments on the MBS portfolio. In the event that these conditions persist and result in a prolonged period of economic uncertainty, our results of operations, our financial condition and/or liquidity, and our prospects could be materially and adversely affected.
Our actual losses may be greater than our reserve for loss and LAE, which would negatively impact our financial condition and results of operations.
We expect that our success will depend upon our ability to assess accurately the risks associated with the businesses that we will reinsure. Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to an insurer and the reporting of the loss by the insurer to its reinsurer and the ultimate disposition of that loss. The reserves we establish represent estimates of amounts needed to pay reported losses and unreported losses and the related loss adjustment expense. Loss reserves are only an estimate of what an insurer or reinsurer anticipates the ultimate costs of claims to be and do not represent an exact calculation of liability. Estimating loss reserves is a difficult and complex process involving many variables and subjective judgments. As part of our reserving process, we review historical data as well as actuarial and statistical projections and consider the impact of various factors such as: trends in claim frequency and severity; changes in operations; emerging economic and social trends; inflation; and changes in the regulatory and litigation environments.
This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate basis for predicting future events. There is no precise method, however, for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. In addition, unforeseen losses, the type or magnitude of which we cannot predict, may emerge in the future. We will establish or adjust reserves for our insurance subsidiaries in part based upon loss data received from the ceding companies with which we do business, including AmTrust. There is a time delay that elapses between the receipt and recording of claims results by the ceding insurance companies and the receipt and recording of those results by us. Accordingly, establishment and adjustment of reserves for our insurance subsidiaries is dependent upon timely and accurate estimate reporting from cedants and agents.
During 2016 and 2017, we recognized adverse development, largely in the AmTrust Quota Share and in Commercial Auto in the US Diversified segment, that was significantly greater than we expected. While we adjusted our reserves to a level we believe to be sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. To the extent actual reported losses exceed expected losses, the carried estimate of the ultimate losses will be increased, which represents unfavorable reserve development, and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses will be reduced, which represents favorable reserve development.
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
Our business success and reputation depend, in part, on effective information technology systems.
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
Although our business strategy generally precludes us from writing significant amounts of catastrophe exposed business in our reinsurance segment, most property reinsurance contains some exposure to catastrophic loss. Our Diversified Reinsurance segment includes only limited exposure to natural and man-made disasters, such as hurricane, typhoon, windstorm, flood, earthquake, acts of war, acts of terrorism and political instability. We utilize PML estimates for the U.S. to manage exposures to our natural catastrophes. We also use contract provisions such as occurrence caps and inuring excess to manage exposure to natural catastrophes.
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
We may have exposure to losses resulting from acts of terrorism, acts of war and political instability as a reinsurer of U.S. domiciled insurers. U.S. insurers are required by state and federal law to offer coverage for terrorism in certain commercial lines. These risks are inherently unpredictable, although recent events may lead to increased frequency and severity. It is difficult to predict the occurrence of these perils with statistical certainty or to estimate the amount of loss an occurrence will generate. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. We often seek to exclude or limit terrorism when we cannot reasonably evaluate the risk of loss or charge an appropriate premium for such risk. Even in cases where we have deliberately sought to exclude coverage, we may not be able to eliminate our exposure to terrorist acts, and thus it is possible that these acts could have a material adverse effect on us.
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
The failure of any of the loss limitation methods we employ could have a material adverse effect on our results of operations or financial condition.
We also seek to limit loss exposure through loss limitation provisions in policies we write, such as limitations on the amount of losses that can be claimed under a policy, limitations or exclusions from coverage and provisions relating to choice of forum, which are intended to assure that our policies are legally interpreted as intended. There can be no assurance that these contractual provisions will be enforceable in the manner expected or that disputes relating to coverage will be resolved in our favor. If the loss limitation provisions in the policies are not enforceable or disputes arise concerning the application of such provisions, the losses we incur could be materially higher than expected and our financial condition and results of operations could be adversely affected.
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
The failure of our underwriting process could have an adverse effect on our results of operations or financial condition.
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our (re)insurance operations. This is achieved through our risk appetite for traditional, lower volatility lines of business that are more predictable and thus, produce more stable long-term operating results and require less capital to achieve those results; and by placing emphasis on working layer and pro rata reinsurance participations where data is more abundant and predictable.  Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations or cash flows.
We rely on internal controls and underwriting guidelines to limit our risk exposure within prescribed parameters. However, our controls and monitoring efforts may be ineffective, permitting one or more underwriters to exceed underwriting authority and cause us to (re)insure risks outside the agreed upon guidelines. To the extent that our underwriters exceed their authorities, agree to inappropriate contract terms and conditions or are influenced by broker incentives, or if there is inaccurate underwriting data capture and reporting leading to licensing and sanction breaches, our financial condition or results of operations could be materially adversely affected.
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
Like most major corporations, the Company’s information systems are a target of attacks. Although we have experienced no known material or threatened cases involving unauthorized access to our information technology systems and data or unauthorized appropriation of such data to date, we have no assurance that such technology breaches will not occur in the future.
The U.K.'s vote in favor of leaving the EU could adversely affect us.
As a result of Brexit, negotiations to determine the terms of the U.K.’s withdrawal from the EU and its future relationship with the EU are ongoing. As a result, the risks associated with the potential consequences that may follow Brexit, including volatility in financial markets, exchange rates and interest rates, are uncertain. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies.
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
In 2017, reinsurance of U.S. workers’ compensation insurance was 40.8% of total gross premiums written, which is our largest exposure to a particular line of business, and reflects the ongoing growth of our largest client, AmTrust. Nonetheless, negative developments in the economic, competitive or regulatory conditions affecting the U.S. workers’ compensation insurance industry could have an adverse effect on our financial condition and results of operations. For example, if legislators in our larger markets were to enact legislation to increase the scope or amount of benefits for employees under U.S. workers’ compensation insurance policies without related premium increases or loss control measures, or if regulators made other changes to the regulatory system governing U.S. workers’ compensation insurance, this could negatively affect the U.S. workers’ compensation insurance industry in the affected markets.
In many states, there are active regulatory activities that oversee the level of rates that can be charged by individual insurers. As a result, there is a risk that our clients may not be able to implement needed rate increases to maintain sufficient levels of profitability on business we write and clients may implement decreases that adversely affect us.
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
In recent years, significant increases in the use of risk-linked securities and derivative and other non-traditional risk transfer mechanisms and vehicles are being developed and offered by other parties, including entities other than insurance and reinsurance companies. The availability of both these non-traditional products and sources of capital could reduce the demand for traditional insurance and reinsurance and may result in fewer contracts written, lower premium rates, increased expenses for customer acquisition and retention and less favorable policy terms and conditions, which could have a material adverse impact on our growth and profitability.
We believe that there will be opportunities to renew existing business and write new reinsurance and insurance through Maiden US and Maiden Bermuda. We cannot assure you, however, that Maiden US or Maiden Bermuda will retain its clients or write new business as we may expect. However, market conditions have been competitive for an extended period of time and are expected to remain competitive for the foreseeable future, particularly as new market participants with business objectives different from ours influence the competitive environment. In addition, other companies may continue to offer reinsurance and insurance products on more competitive terms than we can provide. Under these circumstances, we might not be able to expand our reinsurance business and the failure to do so may have a material adverse effect on our ability to fully implement our business strategy, as well as on our financial condition, results of operations and prospects.
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
Competition in the types of insurance business that we intend to reinsure is based on many factors, including the perceived financial strength of the insurer and ratings assigned by independent rating agencies. Maiden Bermuda and Maiden US have each received a financial strength rating of "A" (Excellent, the third highest out of sixteen rating levels) with a stable outlook from A.M. Best. On November 17, 2017, S&P Global Ratings (“S&P”) lowered its long–term issuer credit and financial strength ratings on our principal operating subsidiaries to 'BBB' from 'BBB+' with a negative outlook. S&P also lowered its long–term issuer credit and senior debt ratings on Maiden Holdings to 'BB+' from 'BBB–'. At our request, S&P then subsequently withdrew its ratings and we thus have no S&P ratings at the present time. Our withdrawal of the S&P rating did not have a material impact on opportunities in the subsequent months and there has not been a noticeable reduction in current underwriting opportunities.
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
The ratings of Maiden Bermuda and Maiden US are subject to periodic review by, and may be revised downward or revoked at any time at the sole discretion of the rating agency. If A.M. Best were to downgrade Maiden Bermuda’s rating two notches to below "A-", AII and other clients would have the right to terminate their respective reinsurance agreements. More generally, if A.M. Best were to downgrade Maiden Bermuda or Maiden US, our competitive position would suffer, and our ability to market our products, to obtain clients and to compete in the reinsurance industry could be adversely affected. A downgrade below A- could result in a substantial loss of business because our clients may move to other reinsurers with higher claims paying and financial strength ratings.
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
We maintain cash balances, including restricted cash held in trust accounts, significantly in excess of the Federal Deposit Insurance Corporation insurance limits at various depository institutions. We also maintain cash balances in foreign banks and institutions. If one or more of these financial institutions were to fail, our ability to access cash balances may be temporarily or permanently limited, which could have a material adverse effect on our results of operations, financial condition or cash flows.
Liquidity, Capital Resources and Investments
A significant amount of our invested assets are subject to changes in interest rates and market volatility. If we were unable to realize our investment objectives, our financial condition and results of operations may be adversely affected.
Investment income is an important component of our net income. At December 31, 2017, the total investments of $5.1 billion represented 96.4% of our total cash and investments, of which $6.6 million or 0.1% were in other investments, a combination of investments in limited partnerships and equity investments. As a result of market conditions prevailing at a particular time, the allocation of our portfolio to various asset types may vary. The fair market value of these assets and the investment income from these assets will fluctuate depending on general economic and market conditions. As we currently classify 78.7% of our fixed maturity investments as AFS, changes in the market value of our securities are reflected in shareholders’ equity. The remainder of our fixed maturity investments are held-to-maturity ("HTM") and carried at amortized cost.
Our Board of Directors have established our investment policies and our executive management is implementing our investment strategy with the assistance of our investment managers. Although these guidelines stress diversification and capital preservation, our investment results will be subject to a variety of risks, including risks related to changes in the business, financial condition or results of operations of the entities in which we invest, as well as changes in general economic conditions and overall market conditions, interest rate fluctuations and market volatility. Given our reliance on external investment managers, we are also exposed to operational risks, which may include, but are not limited to, a failure of these managers to follow our investment policy guidelines, a failure to maintain proper internal controls, technological and staffing deficiencies and inadequate disaster recovery plans.
Our investment portfolio consists almost completely of interest rate-sensitive instruments, such as bonds, which may be adversely affected by changes in interest rates. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions and other factors beyond our control. Changes in interest rates could have an adverse effect on the value of our investment portfolio and future investment income. For example, changes in interest rates can expose us to prepayment risks on U.S. Government Agency mortgage-backed securities ("Agency MBS") included in our investment portfolio (all Agency MBS are currently "AA+" rated by S&P). Increases in interest rates will decrease the fair market value of our investments in fixed-income securities. If increases in interest rates occur during periods when we sell investments to satisfy liquidity needs, we may experience investment losses. In addition, a declining interest rate environment can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are reinvested at lower rates. This reduces our overall profitability.
Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At December 31, 2017 and 2016, these respective durations in years were as follows:

For the Year Ended December 31,	2017	2016
Fixed maturities and cash and cash equivalents	4.4	4.9
Reserve for loss and LAE	3.6	3.8
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
The determination of the fair values of our investments and whether a decline in the fair value of an investment is other-than-temporary are based on management’s judgment and may prove to be incorrect.
We hold a significant amount of assets without readily available, active, quoted market prices or for which fair value cannot be measured from actively quoted prices. These assets are generally deemed to require a higher degree of judgment used in measuring fair value. The assumptions used by management to measure fair values could turn out to be wrong and the actual amounts that may be realized in an orderly transaction with a willing market participant could be either lower or higher than our estimates of fair value. We review our investment portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. This evaluation is based on subjective factors, assumptions and estimates and may prove to be materially incorrect, which may result in us recognizing additional losses in the future as new information emerges or recognizing losses currently that may never materialize in the future in an orderly transaction with a willing market participant.
We may require additional capital in the future, which may not be available on favorable terms or at all.
Our future capital requirements will depend on many factors, including our growth and our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover our losses. While we have been successful to date in raising the capital necessary to prudently manage our business, future business needs are uncertain and we may need to raise additional funds to further capitalize Maiden Bermuda and Maiden US, or expand our IIS business. We anticipate that any such additional funds would be raised through equity, debt, hybrid financings or entering into retrocession agreements. While we currently have no commitment from any lender with respect to a credit facility or a loan facility, we may enter into an unsecured revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity, debt or hybrid financing, if available at all, may be on terms that are not favorable to us. If we are able to raise capital through equity financings, the interest of shareholders in our Company would be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common shares.
Since we no longer have an S&P rating, this could impact our ability to obtain additional debt or hybrid capital at reasonable terms. Similarly, our access to funds may be impaired if regulatory authorities take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
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
In connection with the Senior Note Offerings, Maiden NA has issued Senior Notes in the principal amount of $152.5 million all of which is currently outstanding and is subject to a guarantee by Maiden Holdings. Maiden Holdings has issued Senior Notes in the principal amount of $110.0 million, all of which is currently outstanding. Maiden Holdings has also issued $630.0 million in Preference Shares since 2012, of which $465.0 million are outstanding at year-end, the dividends of which are required to be paid before common shareholders are eligible for dividend payments. We may also incur additional indebtedness in the future. The level of debt outstanding could adversely affect our financial flexibility. Our indebtedness could have adverse consequences, including:

•	limiting our ability to pay dividends to our common shareholders;

•	limiting our subsidiaries to pay dividends;

•	increasing our vulnerability to changing economic, regulatory and industry conditions;

•	limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;

•	limiting our ability to borrow additional funds;

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
The Preference Shares are equity interests and do not constitute indebtedness. As such, the Preference Shares will rank junior to all of our indebtedness and other non-equity claims of our creditors with respect to assets available to satisfy the claims during liquidation. At December 31, 2017, our total consolidated debt, net of issuance cost was $254.5 million and our total consolidated liabilities were $5.4 billion. We may incur additional debt and liabilities in the future. Our existing and future indebtedness may restrict payments of dividends on the Preference Shares. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preference shares, dividends are payable only if declared by our Board of Directors (or a duly authorized committee of the Board).
The availability and cost of security arrangements for reinsurance transactions may materially impact our ability to provide reinsurance from Bermuda to insurers domiciled in the U.S.
Maiden Bermuda is not licensed, approved or accredited as a reinsurer anywhere else in the U.S., except Mexico (approved effective on January 17, 2018 until December 31, 2018), and, therefore, under the terms of most of its contracts with U.S. ceding companies, it is required to provide collateral to its ceding companies for unpaid ceded liabilities, including when our obligations to these ceding companies exceed negotiated amounts, in a form acceptable to state insurance commissioners. Typically, this type of collateral takes the form of letters of credit issued by a bank, the establishment of a trust, or funds withheld. The amount of collateral we are required to provide typically represents a portion of the obligations we may owe the ceding company. Since we may be required to provide collateral based on the ceding company's estimate, we may be obligated to provide collateral that exceeds our estimates of the ultimate liability to the ceding company. It is also unclear what, if any, the impact would be in the event of the liquidation of a ceding company with which we have a collateral arrangement. If these facilities are unavailable, not sufficient or if we are unable to arrange for other types of security on commercially acceptable terms, Maiden Bermuda’s ability to provide reinsurance to U.S. based clients may be severely limited. At December 31, 2017, 92.9% of the collateral provided by Maiden Bermuda was in the form of trusts.
We may be adversely impacted by inflation.
Our operations, like those of other property and casualty insurers and reinsurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums may not fully offset the effects of inflation and essentially result in our underpricing the risks we insure and reinsure. Our reserve for losses and loss expenses includes assumptions about future payments for settlement of claims and claims handling expenses, such as the value of replacing property and associated labor costs for the property business we write, the value of medical treatments and litigation costs. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which may have a material adverse effect on our financial condition or results of operations.
A decrease in the fair value of our subsidiaries and/or our intangible assets may result in future impairments.
The determination of impairments taken on our investments, goodwill and other intangible assets and loans varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.
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
We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results or equity may be reduced by fluctuations in foreign currency exchange rates that could materially adversely affect our financial condition and results of operations. At December 31, 2017, no such hedges or hedging strategies were in force or had been entered into.
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
For the year ended December 31, 2017 and as at December 31, 2017, 7.5% of our net premiums written and 9.3% of our reserve for loss and LAE is euro denominated, respectively. At December 31, 2017 our fixed income portfolio contains: (1) $22.7 million of euro-denominated non-U.S. government and supranational bonds, which constitute 0.4% of the fixed income portfolio; and (2) $376.0 million of euro-denominated corporate bonds, which constitutes 7.3% of the fixed income portfolio. Of the euro-denominated non-U.S. government bonds, 52.0% were from the State of Israel. We hold no sovereign bonds of Greece, Ireland, Italy, Portugal or Spain.
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
The BMA utilizes risk-based capital standards for insurance companies as a tool to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The amended Bermuda insurance statutes and regulations pursuant to the new risk-based supervisory approach required additional filings by insurers to be made to the BMA. The required statutory capital and surplus of our Bermuda-based operating subsidiary increased under the BSCR. While our Bermuda-based operating subsidiary currently has adequate capital and surplus under these new requirements, there can be no assurance that such requirement or similar regulations, in their current form or as may be amended in the future, will not have a material adverse effect on our business, financial condition or results of operations.
The statutory credit afforded to certain aspects of our capital may change in the future.
The components of our capital fall within various categories under Bermuda’s and other regulatory capital regimes, including Solvency II in Europe. Each of these categories is afforded different treatment and this treatment may change in the future. For example, the BMA has determined that our outstanding senior notes constitute Tier 2 capital through January 1, 2026 and our Series D Preference Shares constitute Tier 3 through January 1, 2026. Subsequent to that date in Bermuda, or at any time under another regulatory capital regime, these notes may not meet the requirements necessary to qualify as Tier 2 capital. It is possible also that the BMA’s regulatory capital framework will be amended or replaced in the future and there is no assurance that the notes will continue to qualify as Tier 2 Capital or basic own funds under any amended or replacement framework. If any of our capital fails to receive the treatment it does today, we may be required to raise additional capital that would be afforded the necessary treatment under the applicable regulatory capital regime. Any such capital raised would be subject to market and other conditions, and there can be no assurance that we would be able to raise such capital when needed.
Europe
Within the EU, the EU Reinsurance Directive of November 2005 (the "Directive") was adopted. Member states of the EU ("Member States") and the European Economic Area ("EEA") were required to implement this by December 2007, however, several Member States were late in the implementation of the Directive and, in a few cases, further legislation is still necessary. The Directive requires member countries to lift barriers to trade within the EU for companies that are domiciled in an EU country, therefore, allowing reinsurers established in the EU to provide services to all EEA states. As a result, Maiden LF, being established in Sweden and regulated by the Swedish Finansinspektionen ("Swedish FSA"), is able, subject to regulatory notifications and there being no objection from the Swedish FSA and the Member States concerned, to provide insurance and reinsurance services in all EEA Member States.The Directive also does not prohibit EEA insurers from obtaining reinsurance from reinsurers licensed outside the EEA. As such, and subject to the specific rules in particular Member States, Maiden Bermuda may do business from Bermuda with insurers in EEA Member States, but it may not directly operate its reinsurance business within the EEA. Currently, each individual EEA Member State may impose conditions on reinsurance provided by Bermuda based reinsurers which could restrict their future provision of reinsurance to the EEA Member State concerned. A number of EEA Member States currently restrict the extent to which Bermudian reinsurers may promote their services in those Member States, and a few have certain prohibitions on the purchase of insurance from reinsurers not authorized in the EEA.
Solvency II was adopted by the European Parliament in April of 2009. The EU’s executive body, the European Commission ("EC") approved implementation of Solvency II with an effective start date of January 1, 2016. Solvency II is a principles-based regulatory regime which seeks to promote financial stability, enhance transparency and facilitate harmonization among insurance and reinsurance companies within the EU. Solvency II employs a risk-based approach to setting capital requirements for insurers and reinsurers. The Solvency II directive proposes that EU and non-EU reinsurers shall be treated in the same way provided that the non-EU jurisdiction is found to have a regulatory regime "equivalence" to that of Solvency II. Our reinsurance subsidiaries are headquartered in non-EU countries. If the regulatory regimes of such countries are found not to be equivalent to that of Solvency II and if our reinsurance subsidiaries fall below a certain minimum credit rating, then cedants in the EU may be prevented from recognizing the reinsurance provided to them by our reinsurance subsidiaries for the purpose of meeting their capital requirements or we may be required to provide additional collateral for our obligations to EU insurers. On November 26, 2015, the EC assessed the regulatory regime in Bermuda as being fully equivalent to Solvency II which was subsequently confirmed following a three month review period by the EC.
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
Currently, we employ eighteen non-Bermudians in our Bermuda office including our President and CEO, our CFO, Maiden Bermuda's President and Maiden Bermuda's Chief Underwriting Officer. We may hire additional non-Bermudians as our business grows. Under Bermuda law, non-Bermudians (other than spouses of Bermudians, holders of permanent residents’ certificates and holders of working residents’ certificates) may not engage in any gainful occupation in Bermuda without a valid government work permit. A work permit may be granted or renewed upon showing that, after proper public advertisement, no Bermudian, spouse of a Bermudian, or holder of a permanent resident’s or working resident’s certificate who meets the minimum standards reasonably required by the employer has applied for the job. Work permits are issued with expiry dates that range from one, three, five, six or, in certain circumstances for key executives, ten years. We may not be able to use the services of one or more of our non-Bermudian employees if we are not able to obtain work permits for them, which could have a material adverse effect on our business, financial condition and results of operations.
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
Dividends on the Series A, Series C and Series D Preference Shares are non-cumulative.
Dividends on the Series A, Series C and Series D Preference Shares are non-cumulative and payable only out of lawfully available funds of Maiden Holdings under Bermuda law. Consequently, if our Board of Directors (or a duly authorized committee of the Board) does not authorize and declare a dividend for any dividend period with respect to the Series A, Series C and Series D Preference Shares, holders of the Series A, Series C and Series D Preference Shares would not be entitled to receive any such dividend, and such unpaid dividend will not accumulate and will never be payable. We will have no obligation to pay dividends for a dividend period on or after the dividend payment date for such period if the Board of Directors (or a duly authorized committee of the Board) has not declared such dividend before the related dividend payment date. If dividends on the Series A, Series C and Series D Preference Shares are authorized and declared with respect to any subsequent dividend period, we will be free to pay dividends on any other series of preference shares and/or our common shares.
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
These factors may cause the price of the Company's shares to be volatile.
Future sales of shares may adversely affect their price.
Future sales of our common shares by our shareholders or us, or the perception that such sales may occur, could adversely affect the market price of our common shares. As of February 20, 2018, 83,007,351 common shares were outstanding. In addition, we have reserved 10,000,000 common shares for issuance under our Amended and Restated 2007 Share Incentive Plan. As of February 20, 2018, the total options outstanding was 1,512,269. Sales of substantial amounts of our shares, or the perception that such sales could occur, could adversely affect the prevailing price of the shares and may make it more difficult for us to sell our equity securities in the future, or for shareholders to sell their shares, at a time and price that they deem appropriate.
Provisions in our bye-laws may reduce or increase the voting rights of our shares.
In general, and except as provided under our bye-laws and as provided below, the common shareholders have one vote for each common share held by them and are entitled to vote, on a non-cumulative basis, at all meetings of shareholders. However, if, and so long as, the shares of a shareholder are treated as "controlled shares" (as determined pursuant to Sections 957 and 958 of the Internal Revenue Code of 1986, as amended (the "IRS Code")) of any U.S. Person (as that term is defined in the risk factors under the section captioned "Taxation" within this Item on page 37 that owns shares directly or indirectly through non-U.S. entities) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares owned by such U.S. Person will be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. In addition, our board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to us, to any of our subsidiaries or any direct or indirect shareholder or its affiliates. "Controlled shares" include, among other things, all shares that a U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the IRS Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among our other shareholders whose shares were not "controlled shares" of the 9.5% U.S. Shareholder so long as such reallocation does not cause any person to become a 9.5% U.S. Shareholder.
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
AmTrust is Maiden’s largest client relationship and we will continue to derive a substantial portion of our business from AmTrust in the near term. For the year ended December 31, 2017, 70.8% of the consolidated gross premiums written by the Company were from AmTrust. We commenced our reinsurance business by providing traditional quota share reinsurance to AmTrust through the Reinsurance Agreement with AmTrust’s Bermuda reinsurance subsidiary, AII, assuming initially a 40% quota share portion of the net liabilities less recoveries of certain lines of business that existed on the effective date. In 2011, we provided additional quota share reinsurance through the European Hospital Liability Quota Share which is a separate one-year, renewable, 40% quota share agreement with AEL and AIUL. The European Hospital Liability Quota Share covers those entities' medical liability business in Europe, all of which is in Italy and France at the present time.
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
We entered into a quota share agreement with AII, which reinsures AmTrust’s insurance company subsidiaries, and a Master Agreement with AmTrust, pursuant to which Maiden Bermuda entered into the quota share agreement. Because (i) Leah Karfunkel (wife of Michael Karfunkel), George Karfunkel and Barry Zyskind (the Company's non-executive chairman) collectively own or control approximately 42.7% of the outstanding common shares of AmTrust, (ii) our Founding Shareholders sponsored our formation, and (iii) based on each individual's most recent public filing as of December 31, 2017, Leah Karfunkel owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind owns or controls approximately 7.7% of the outstanding shares of the Company (George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company so there is no longer a public filing requirement); we, therefore, may be deemed an affiliate of AmTrust. Due to our close business relationship with AmTrust, we may be presented with situations involving conflicts of interest with respect to the agreements and other arrangements we will enter into with AmTrust and its subsidiaries, exposing us to possible claims that we have not acted in the best interest of our shareholders. The arrangements between us and AmTrust were modified somewhat after they were originally entered into and there could be future modifications.
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
As a result of our use of trust accounts, letters of credit and a loan, a substantial portion of our assets will not be available to us for other uses, which could reduce our financial flexibility. If further collateral is required to be provided to any other AmTrust insurance company subsidiaries under applicable law or regulatory requirements, Maiden Bermuda will provide collateral to the extent required. At December 31, 2017, $3.8 billion was provided as collateral to AmTrust, AII and AEL in the form of trusts, letters of credit and a loan.
Maiden Bermuda is not a party to the reinsurance agreements between AII and AmTrust’s U.S. insurance subsidiaries or the related reinsurance trust agreements and has no rights thereunder. If one or more of these AmTrust subsidiaries withdraws Maiden Bermuda’s assets from their trust account or misapplies withheld funds that are due to Maiden Bermuda and that subsidiary is or becomes insolvent, we believe it may be more difficult for Maiden Bermuda to recover any such amounts to which we are entitled than it would be if Maiden Bermuda had entered into reinsurance and trust agreements with these AmTrust subsidiaries directly. AII has agreed to immediately return to Maiden Bermuda any collateral provided by Maiden Bermuda that one of those subsidiaries improperly utilizes or retains, and AmTrust has agreed to guarantee AII’s repayment obligation and AII’s payment obligations under its loan agreement with Maiden Bermuda. We are subject to the risk that AII and/or AmTrust may be unable or unwilling to discharge these obligations. In addition, if AII experiences a change in control and Maiden Bermuda chooses not to terminate the Reinsurance Agreement, AmTrust’s guarantee obligations will terminate immediately and automatically.
We will not be able to control AmTrust’s decisions relating to its other reinsurance, and AmTrust may change its reinsurance in ways that could adversely affect us.
The reinsurance ceded by AmTrust is net of any reinsurance that AmTrust obtains from unaffiliated reinsurers. For example, Maiden Bermuda will receive 40% of AmTrust’s premiums net of reinsurance with unaffiliated reinsurers relating to certain lines of business that existed on the effective date and will be liable for 40% of loss and LAE on these certain lines of ceded business net of any reinsurance recoverable (whether collectible or not) from unaffiliated reinsurers. We are not able to control the types or amounts of reinsurance that AmTrust purchases from unaffiliated reinsurers. If AmTrust chose to purchase additional reinsurance from unaffiliated reinsurers, AmTrust would reduce the premium revenue ceded to us. The purchase of such additional reinsurance would, however, in general inure to our benefit.
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
The financial results of our operations may be affected by measures taken in relation to Bermuda in response to the OECD Base Erosion and Profit Shifting ("BEPS") project.
The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or offering preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminating harmful tax practices and to embracing international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes. In addition, in 2015, the OECD published its final series of BEPS reports related to its attempt to coordinate multilateral action on international tax rules. The proposed actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. One of these reports covers “country-by-country” reporting, which calls for the provision, at a country-specific level, of information such as affiliate and non-affiliate revenues, profit or loss before tax, income taxes paid and accrued, capital, number of employees and tangible assets. It is expected that some countries, including some EU countries, would deem a failure to implement country-by-country reporting to be sufficient rationale to place another country on a “black-list”, thus potentially restricting in some way business between the two countries. Bermuda has agreed to implement country-by-country reporting in 2016 for 2017 reporting. The implementation and ongoing requirements of country-by-country reporting will require significant management time and resources. Although we believe Bermuda’s agreement to implement country-by-country reporting has reduced the likelihood that Bermuda would appear on a “black-list”, some uncertainty remains. Any changes in the tax law of an OECD member state in response to the BEPS reports and recommendations could subject us to additional taxes.
Our operations may be affected by the introduction of an EU financial transaction tax ("FTT").
On February 14, 2013, the EU Commission published a proposal for a Directive for a common FTT in those EU Member States which choose to participate (''the FTT Zone"), currently Belgium, Germany, Greece, Spain, France, Italy, Austria, Portugal, Slovenia and Slovakia. Currently this proposal is on hold pending the final outcome of the Brexit negotiations.
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
If either Maiden Holdings or Maiden Bermuda were considered to be engaged in a trade or business in the U.S., it could be subject to U.S. federal income and additional branch profits taxes on the portion of its earnings that are effectively connected to such U.S. business or in the case of Maiden Bermuda, if it is entitled to benefits under the U.S. income tax treaty with Bermuda and if Maiden Bermuda were considered engaged in a trade or business in the U.S. through a permanent establishment, Maiden Bermuda could be subject to U.S. federal income tax on the portion of its earnings that are attributable to its permanent establishment in the U.S., in which case its results of operations could be materially adversely affected. Maiden Holdings and Maiden Bermuda are Bermuda companies. We intend to manage our business so that each of these companies should operate in such a manner that neither of these companies should be treated as engaged in a U.S. trade or business and, thus, should not be subject to U.S. federal taxation (other than the U.S. federal excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. federal withholding tax on certain U.S. source investment income). However, because (i) there is considerable uncertainty as to activities which constitute being engaged in a trade or business within the U.S.; (ii) a significant portion of Maiden Bermuda’s business is reinsurance of AmTrust’s insurance subsidiaries; (iii) our non-executive Chairman of the Board is AmTrust’s President and Chief Executive Officer, and one of our directors is related to a significant shareholder of AmTrust; (iv) the family of one of our Founding Shareholders, Michael Karfunkel, controls NGHC, and (v) we have an asset management agreement with a subsidiary of AmTrust and may also have additional contractual relationships with AmTrust and its subsidiaries in the future, we cannot be certain that the IRS will not contend successfully that we are engaged in a trade or business in the U.S.
U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of Maiden Bermuda’s related person insurance income.
If U.S. persons are treated as owning 25% or more of Maiden Bermuda’s shares (by vote or by value) (as is expected to be the case) and the RPII of Maiden Bermuda (determined on a gross basis) were to equal or exceed 20% of Maiden Bermuda’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of our shares, then a U.S. Person who owns any shares of Maiden Bermuda (directly or indirectly through non-U.S. entities) on the last day of the taxable year would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of Maiden Bermuda’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons at that date, regardless of whether such income is distributed. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income. The amount of RPII earned by Maiden Bermuda (generally, premium and related investment income from the direct or indirect insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by Maiden Bermuda.
At December 31, 2017, we believe that either (i) the direct or indirect insureds of Maiden Bermuda (and related persons) should not directly or indirectly own 20% or more of either the voting power or value of our shares or (ii) the RPII (determined on a gross basis) of Maiden Bermuda should not equal or exceed 20% of Maiden Bermuda’s gross insurance income for the taxable year ended December 31, 2017 and we do not expect both of these thresholds to be exceeded in the foreseeable future. However, we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
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
U.S. Persons who hold 10% or more of Maiden Holdings’ shares directly or through foreign entities may be subject to taxation under the U.S. CFC rules.
Each 10% U.S. shareholder of a foreign corporation that is a CFC at any time during a taxable year that owns shares in the foreign corporation directly or indirectly through foreign entities on the last day of the foreign corporation's taxable year during which it is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. In addition, upon a sale of shares of a CFC, certain 10% U.S. shareholders may be subject to U.S. federal income tax on a portion of their gain at ordinary income rates.
The Company believes that because of the dispersion of the share ownership in Maiden Holdings,  no U.S. Person who owns Maiden Holdings’ shares directly or indirectly through foreign entities should be treated as a 10% U.S. shareholder of Maiden Holdings or of any of its foreign subsidiaries. However, Maiden Holdings’ shares may not be as widely dispersed as we believe due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S. Person who owns our shares will not be characterized as a 10% U.S. shareholder, in which case such U.S. Person may be subject to taxation under U.S. CFC rules.
Recently enacted U.S. tax reform legislation, as well as possible future tax legislation and regulations, could materially adversely affect an investment in our shares.
The 2017 Act amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation, with certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and U.S. persons investing in such companies. For example, the 2017 Act includes a BEAT that could make affiliate reinsurance between U.S. and non-U.S. members of our group economically unfeasible. In addition, the 21% corporate income tax rate could lead to higher after-tax income for most U.S. insurance companies in the long term that could result in increased competition for our products and services.
The 2017 Act may also increase the likelihood that we or our non-U.S. subsidiaries will be deemed to be CFCs for U.S. federal tax purposes. Specifically, the 2017 Act expands the definition of "10% U.S. shareholder" for CFC purposes to include U.S. persons who own 10% or more of the value of a foreign corporation’s shares, rather than only looking to voting power held. As a result, the "voting cut-back" provisions included in our Amended and Restated Bye-laws that limit the voting power of any shareholder to 9.5% of the total voting power of our capital stock will be ineffective in avoiding "10% U.S. shareholder" status for U.S. persons who own 10% or more of the value of our shares. The 2017 Act also expands certain attribution rules for stock ownership in a way that would cause foreign subsidiaries in a foreign parented group that includes at least one U.S. subsidiary to be treated as CFCs. In the event a corporation is characterized as a CFC, any "10% U.S. shareholder" of the CFC is required to include its pro rata share of certain insurance and related investment income in income for a taxable year, even if such income is not distributed. In addition, U.S. tax exempt entities subject to the unrelated business taxable income ("UBTI") rules that own 10% or more of the value of our non-U.S. subsidiaries that are characterized as CFCs may recognize UBTI with respect to such investment.
In addition to changes in the CFC rules, the 2017 Act contains modifications to certain provisions relating to PFIC status that could, for example, discourage U.S. persons from investing in our company. The 2017 Act makes it more difficult for a non-U.S. insurance company to avoid PFIC status under an exception for certain non-U.S. insurance companies engaged in the active conduct of an insurance business. The 2017 Act limits this exception to a non-U.S. insurance company that would be taxable as an insurance company if it were a U.S. corporation and that maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains reserves that at least equal 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances). While we believe that we should satisfy this reserve test for the foreseeable future, we cannot assure you that this will continue to be the case in future years. The IRS has been considering other changes to the PFIC rules for several years. In 2015, the IRS issued proposed regulations intended to clarify the application of this insurance company exception to the classification of a non-U.S. insurer as a PFIC. These proposed regulations provide that a non-U.S. insurer will qualify for the insurance company exception only if, among other things, the non-U.S. insurer’s officers and employees perform its substantial managerial and operational activities. This proposed regulation will not be effective until adopted in final form.
Although we are currently unable to predict the ultimate impact of the 2017 Act on our business, shareholders and results of operations, it is possible that the 2017 Act may increase the U.S. federal income tax liability of U.S. members of our group that cede risk to non-U.S. group members and may affect the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders.  Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.  In addition, U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are only recently proposed regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us.
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
The U.K. has no income tax treaty with Bermuda. Companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident are liable to income tax in the U.K., at the basic rate of 20%, on the profits of a trade carried on in the U.K., where that trade is not carried on through a permanent establishment in the U.K. The directors and officers of Maiden Bermuda intend to operate the business in such a manner that Maiden Bermuda will not fall within the charge to income tax in the U.K. (other than by way of deduction or withholding).
In addition, diverted profits tax ("DPT") applies to foreign companies with sales in the U.K. (such as Maiden Bermuda) that design their affairs to avoid creating a taxable presence (in the form of a permanent establishment) in the U.K., or to U.K. companies that enter into transactions with connected companies which lack economic substance to exploit differentials in tax rates. DPT is charged at 25% of the profits representing the contribution of the U.K. activities to the group’s results.
If either Maiden Holdings or Maiden Bermuda were treated as being resident in the U.K. for U.K. corporation tax purposes, or if Maiden Bermuda were treated as carrying on a trade in the U.K., whether through a permanent establishment or otherwise, or if DPT applied, the results of our operations would be materially adversely affected.
Any arrangements (including with regard to the provision of services or financing) between Maiden Global and any non-U.K. resident members of the group are subject to the U.K. transfer pricing regime.  Consequently, if any such arrangement were found not to be on arm’s length terms and, as a result, a U.K. tax advantage was being obtained, an adjustment would be required to compute U.K. tax profits as if such arrangement were on arm’s length terms.  Any transfer pricing adjustment could adversely impact the tax charge suffered by Maiden Global. The U.K. has implemented the BEPS recommendation for "country-by-country" reporting. As a result, our approach to transfer pricing may become subject to greater scrutiny from the U.K. tax authorities.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently lease office space in Pembroke, Bermuda (our corporate headquarters), the U.S., the U.K., Germany, Austria, Ireland, Australia, Netherlands and Russia for the operation of our business. We also lease a property for employee use in Bermuda. We renew and enter into new leases in the ordinary course of business as needed. Whilst we believe that the office space from these leased properties is sufficient for us to conduct our operations for the foreseeable future, we may need to expand into additional facilities to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.

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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.
On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014 and we expect the hearings to conclude in 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
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

	High	Low
2017
First quarter	$18.95	$13.25
Second quarter	$14.25	$10.25
Third quarter	$11.65	$6.25
Fourth quarter	$8.95	$5.55
2016
First quarter	$14.90	$11.14
Second quarter	$13.69	$11.64
Third quarter	$14.49	$11.75
Fourth quarter	$18.10	$12.37
At February 20, 2018, the last reported sale price of our common share was $7.40 per share and there were 25 holders of record of our common shares. This figure does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of beneficial owners who may vote the shares.
During the years ended December 31, 2017 and 2016, we declared regular quarterly dividends totaling $0.60 and $0.57 per common share, respectively. The continued declaration and payment of dividends to holders of common shares is expected but will be at the discretion of our Board of Directors and subject to specified legal, regulatory, financial and other restrictions. See "Notes to Consolidated Financial Statements Note 15. Statutory Requirements and Dividend Restrictions" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for discussion regarding dividend restrictions on subsidiary's ability to transfer funds to Maiden Holdings.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2017, the Company repurchased a total of 3,667,134 common shares (2016 - 0) at an average price of $6.84 per share under its share repurchase authorization. At December 31, 2017, the Company has a remaining authorization of $74.9 million for share repurchases.In addition, during the year ended December 31, 2017, the Company repurchased a total of 38,122 (2016 - 35,258) shares at an average price per share of $15.06 (2016 - $13.33) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
The table below details the repurchases that were made during the three months ended December 31, 2017, under the share repurchase authorization:

Period	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar amount still available under trading plan
				($ in thousands)
				$85,662
November 1, 2017 - November 30, 2017	1,380,248	$6.49	1,380,248	76,703
December 1, 2017 - December 31, 2017	271,186	$6.56	271,186	74,924
Total	1,651,434	$6.50	1,651,434	$74,924
Subsequent to December 31, 2017 and through the period ended February 20, 2018, the Company repurchased a total of 1,770 shares at an average price per share of $7.35 from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares.
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
The following graph shows the cumulative total return, including reinvestment of dividends, on the common shares compared to such return for S&P 500 Composite Index ("S&P 500"), and NASDAQ Insurance Index for the five year period beginning December 31, 2012, assuming $100 was invested on that date and ending on December 31, 2017.
The measurement point on the graph represents the cumulative shareholder return as measured by the last reported sale price on such date during the relevant period.
Total Return To Shareholders
(Includes Reinvestment of Dividends)
Comparison of Cumulative Total Return

250
200
150
100
50
0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/30/2016
12/29/2017
MHLD
NASDAQ Insurance
S&P 500

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2017.
Statement of income data and balance sheet data are derived from our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. These historical results are not necessarily indicative of results to be expected from any future period. For further discussion of this risk, see Item 1A. "Risk Factors" in this Annual Report on Form 10-K. You should read the following selected financial data in conjunction with the other information contained in this Annual Report on Form 10-K, including Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data".

For the Year Ended December 31,	2017	2016	2015	2014	2013
	($ in thousands, except per share amounts and ratios)
Summary Consolidated Statement of Income Data:
Gross premiums written	$2,816,051	$2,831,348	$2,662,825	$2,507,352	$2,204,159
Net premiums written	$2,761,988	$2,654,952	$2,514,116	$2,458,136	$2,096,301
Net premiums earned	$2,732,779	$2,568,150	$2,429,069	$2,251,743	$2,000,887
Other insurance revenue	9,802	10,817	11,512	13,410	14,232
Net investment income	166,345	145,892	131,092	117,215	91,352
Net realized gains on investment	12,222	6,774	2,498	1,163	3,585
Net impairment losses recognized in earnings	—	—	(1,060)	(2,364)	—
Total revenues	2,921,148	2,731,633	2,573,111	2,381,167	2,110,056
Net loss and loss adjustment expenses	2,160,011	1,819,906	1,633,570	1,498,271	1,349,630
Commissions and other acquisition expenses	820,758	773,664	724,197	659,315	556,578
General and administrative expenses	70,560	66,984	64,872	62,558	58,353
Interest and amortization expenses	23,260	28,173	29,063	29,959	39,805
Accelerated amortization of debt discount and senior note issuance cost	2,809	2,345	—	28,240	—
Amortization of intangible assets	2,132	2,461	2,840	3,277	3,780
Foreign exchange losses (gains)	14,921	(11,612)	(7,753)	(4,150)	(2,809)
Income tax (benefit) expense	(3,558)	1,574	2,038	2,164	1,863
Income (loss) attributable to noncontrolling interests	151	(842)	(192)	142	121
Total expenses	3,091,044	2,682,653	2,448,635	2,279,776	2,007,321
Dividends on preference shares	(29,156)	(33,756)	(24,337)	(24,337)	(14,834)
Net (loss) income attributable to Maiden common shareholders	$(199,052)	$15,224	$100,139	$77,054	$87,901
Per Common Share Data:
(Loss) earnings per common share(1):
Basic	$(2.32)	$0.20	$1.36	$1.06	$1.21
Diluted(2)	$(2.32)	$0.19	$1.31	$1.04	$1.18
Weighted average number of common shares outstanding:
Basic	85,678,232	77,534,860	73,478,544	72,843,782	72,510,361
Diluted(2)	85,678,232	78,686,943	85,638,235	74,117,568	76,417,839
Dividends declared per common share	$0.60	$0.57	$0.53	$0.46	$0.38

For the Year Ended December 31,	2017	2016	2015	2014	2013
Selected Consolidated Ratios:
Loss and LAE ratio(3)	78.8%	70.6%	66.9%	66.1%	67.0%
Commission and other acquisition expense ratio(4)	29.9%	30.0%	29.7%	29.1%	27.6%
General and administrative expense ratio(5)	2.6%	2.6%	2.7%	2.8%	2.9%
Expense ratio(6)	32.5%	32.6%	32.4%	31.9%	30.5%
Combined ratio(7)	111.3%	103.2%	99.3%	98.0%	97.5%

December 31,	2017	2016	2015	2014	2013
	($ in thousands, except per share amounts)
Summary Consolidated Balance Sheet Data:
Total investments	$5,148,771	$4,736,938	$4,127,743	$3,469,475	$3,167,159
Cash and cash equivalents	67,919	45,747	89,641	108,119	139,833
Restricted cash and cash equivalents	123,584	103,788	242,859	284,381	77,360
Reinsurance balances receivable, net	345,043	410,166	377,318	512,996	560,145
Loan to related party	167,975	167,975	167,975	167,975	167,975
Deferred commission and other acquisition expenses	439,597	424,605	397,548	372,487	304,908
Total assets	6,644,189	6,252,299	5,703,578	5,153,650	4,700,434
Reserve for loss and LAE	3,547,248	2,896,496	2,510,101	2,271,292	1,957,835
Unearned premiums	1,477,038	1,475,506	1,354,572	1,207,757	1,034,754
Senior notes, net	254,482	351,409	349,933	349,558	349,182
Total Maiden shareholders’ equity	1,232,174	1,360,797	1,347,821	1,240,694	1,123,843

Book Value:
Book value per common share(8)	$9.25	$12.12	$11.77	$12.69	$11.14
Accumulated dividends per common share	3.92	3.32	2.75	2.22	1.76
Book value per common share plus accumulated dividends	$13.17	$15.44	$14.52	$14.91	$12.90
Change in book value per common share plus accumulated dividends	(14.7)%	6.3%	(2.6)%	15.6%	(3.3)%

Diluted book value per common share(9)	$9.18	$12.00	$11.61	$12.47	$10.92

(1)
Please refer to "Notes to Consolidated Financial Statements Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for the calculation of basic and diluted (loss) earnings per common share.

(2)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

(3)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(6)	Calculated by adding together the commission and other acquisition expense ratio and the general and administrative expense ratio.

(7)	Calculated by adding together the net loss and LAE ratio and the expense ratio.

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
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Please refer to Item 1, "Business - Our Reportable Segments" section for a discussion on our reportable segments.
Recent Developments
The following are strategic and capital transactions that occurred during the years ended December 31, 2017 and 2016.
Redemption of 2012 Senior Notes
On June 27, 2017, Maiden Holdings fully redeemed all of the Maiden NA's 8.0% 2012 Senior Notes due 2042, using a portion of the proceeds from the Preference Shares - Series D issuance, thus lowering our cost of capital. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100.0 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2.8 million.
Issuance of Preference Shares - Series D
On June 15, 2017, Maiden Holdings issued 6,000,000 shares of 6.7% Preference Shares - Series D ("Preference Shares - Series D"), par value $0.01, at a price of $25 per preference share. We received net proceeds of $144.9 million from the offering after deducting issuance costs of $5.1 million, which were recognized as a reduction in additional paid-in capital. Each share, which is redeemable at our sole option beginning June 15, 2022, will be paid non-cumulative dividends at a rate of 6.7% per annum on the initial liquidation preference of $25 per share.
The Preference Shares - Series D have no voting rights other than to elect two additional members of the board of directors if dividends on the Preference Shares - Series D have not been declared and paid for the equivalent of six or more dividend periods. The Preference Shares - Series D have been listed on NYSE and trading commenced on June 15, 2017 under the symbol "MHPRD".
Conversion of Mandatory Convertible Preference Shares - Series B
On September 15, 2016, the Parent Company's $165.0 million mandatory convertible Preference Shares - Series B were automatically converted into 12,069,090 of the Parent Company's common shares at a conversion rate of 3.6573 per preference share.
Issuance of 2016 Senior Notes and Redemption of 2011 Senior Notes
On June 14, 2016, Maiden Holdings issued $110.0 million 6.625% Senior Notes and used the cash proceeds to fully redeem all of Maiden NA's 8.25% 2011 Senior Notes due 2041 on June 15, 2016, thus lowering our cost of capital.

2017 Financial Highlights

For the Year Ended December 31,	2017	2016	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net (loss) income	$(169,745)	$48,138	$(217,883)
Net (loss) income attributable to Maiden common shareholders	(199,052)	15,224	(214,276)
Non-GAAP operating (loss) earnings(1)	(184,899)	17,294	(202,193)
Basic (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2)	(2.32)	0.20	(2.52)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1)	(2.16)	0.22	(2.38)
Diluted (loss) earnings per common share:
Net (loss) income attributable to Maiden common shareholders(2) (9)	(2.32)	0.19	(2.51)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders(1) (9)	(2.16)	0.22	(2.38)
Dividends per common share	0.60	0.57	0.03
Gross premiums written	2,816,051	2,831,348	(15,297)
Net premiums earned	2,732,779	2,568,150	164,629
Underwriting loss(3)	(277,057)	(53,180)	(223,877)
Net investment income	166,345	145,892	20,453
Combined ratio(4)	111.3%	103.2%	8.1
Non-GAAP operating return on average common shareholders' equity(1)	(20.4)%	1.9%	(22.3)

At December 31,	2017	2016	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$5,340,274	$4,886,473	$453,801
Total assets	6,644,189	6,252,299	391,890
Reserve for loss and loss adjustment expense ("loss and LAE")	3,547,248	2,896,496	650,752
Senior notes - principal amount	262,500	362,500	(100,000)
Maiden common shareholders' equity	767,174	1,045,797	(278,623)
Maiden shareholders' equity	1,232,174	1,360,797	(128,623)
Total capital resources(6)	1,494,674	1,723,297	(228,623)
Ratio of debt to total capital resources	17.6%	21.0%	(3.4)

Book value per common share(7)	$9.25	$12.12	$(2.87)
Accumulated dividends per common share	3.92	3.32	0.60
Book value per common share plus accumulated dividends	$13.17	$15.44	$(2.27)

Diluted book value per common share(8)	$9.18	$12.00	$(2.82)

(1)
Non-GAAP operating (loss) earnings, non-GAAP operating (loss) earnings per common share, non-GAAP operating return on average common equity and underwriting loss are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure (net (loss) income).

(2)
Please refer to "Notes to Consolidated Financial Statements Note 12. Earnings per Common Share" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for the calculation of basic and diluted (loss) earnings per common share.

(3)	Calculated by adding together the net loss and LAE ratio and the expense ratio.

(4)	Total investments and cash and cash equivalents includes both restricted and unrestricted.

(5)	The sum of the Company's principal amount of debt and Maiden shareholders' equity. See "Key Financial Measures" for additional information.

(6)
Book value per common share is calculated using common shareholders’ equity (shareholders' equity excluding the aggregate liquidation value of our preference shares) divided by the number of common shares outstanding. See "Key Financial Measures" for additional information.

(7)
Diluted book value per common share is calculated by dividing common shareholders' equity, adjusted for assumed proceeds from the exercise of dilutive options, by the number of outstanding common shares plus dilutive options and restricted share units (assuming exercise of all dilutive share based awards). The Mandatory Convertible Preference Shares - Series B, which were converted into common shares on September 15, 2016, are excluded at December 31, 2016.

(8)
During a period of loss, the basic weighted average common shares outstanding is used in the denominator of the diluted loss per common share computation as the effect of including potential dilutive shares would be anti-dilutive.

Key Financial Measures
In addition to the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income, management uses certain key financial measures, some of which are non-GAAP measures, to evaluate its financial performance and the overall growth in value generated for the Company’s common shareholders. Management believes that these measures, which may be defined differently by other companies, explain the Company’s results in a manner that allows for a more complete understanding of the underlying trends in the Company’s business. The non-GAAP measures should not be viewed as a substitute for those determined in accordance with U.S. GAAP. These key financial measures are:
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share: Management believes that the use of non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating (loss) earnings should not be viewed as a substitute for U.S. GAAP net (loss) income.
Non-GAAP operating (loss) earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) impairment losses related to investments which were recognized in earnings; (3) foreign exchange gains or losses; (4) amortization of intangible assets; (5) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested excess and surplus ("E&S") business; (6) accelerated amortization of senior note issuance costs; and (7) certain non-cash deferred tax (benefit) expenses. We exclude net realized gains or losses on investment, impairment losses related to investments, and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets, accelerated amortization of senior note issuance costs, and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.
Underwriting (loss) income is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Consolidated Financial Statements. Please refer to "Notes to Consolidated Financial Statements Note 3. Segment Reporting" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for further details.

Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands except per share data)
Net (loss) income attributable to Maiden common shareholders	$(199,052)	$15,224	$100,139
Add (subtract):
Net realized gains on investment	(12,222)	(6,774)	(2,498)
Net impairment losses recognized in earnings	—	—	1,060
Foreign exchange and other losses (gains)	14,921	(11,612)	(7,753)
Amortization of intangible assets	2,132	2,461	2,840
Divested E&S business and NGHC run-off	10,443	14,489	12,241
Accelerated amortization of senior note issuance cost	2,809	2,345	—
Non-cash deferred tax (benefit) expense	(3,930)	1,161	1,161
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(184,899)	$17,294	$107,190

Diluted (loss) earnings per share attributable to Maiden common shareholders	$(2.32)	$0.19	$1.31
Add (subtract):
Net realized gains on investment	(0.14)	(0.09)	(0.03)
Net impairment losses recognized in earnings	—	—	0.01
Foreign exchange and other losses (gains)	0.17	(0.15)	(0.09)
Amortization of intangible assets	0.03	0.03	0.04
Divested E&S business and NGHC run-off	0.12	0.19	0.14
Accelerated amortization of senior note issuance cost	0.03	0.03	—
Non-cash deferred tax (benefit) expense	(0.05)	0.02	0.01
Non-GAAP diluted operating (loss) earnings per common share	$(2.16)	$0.22	$1.39
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders decreased by $202.2 million for the year ended December 31, 2017 compared to the same period in 2016. This decrease was largely due to $321.5 million of adverse prior year loss development as well as higher initial current year loss ratios during the year ended December 31, 2017 in both of our operating segments. More than half of the adverse development was due to a $171.0 million reserve charge implemented in the fourth quarter of 2017. AmTrust Reinsurance segment's Workers' Compensation business represented about 39.4% of the adverse development with the balance primarily from AmTrust Reinsurance segment's General Liability business and two large Commercial Auto accounts in the Diversified Reinsurance segment's US business unit. The decline in underwriting income during the year ended December 31, 2017 was partially offset by the $20.5 million increase in net investment income.
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders decreased by $89.9 million for the year ended December 31, 2016 compared to the same period in 2015. This decrease was largely due to $165.3 million of adverse reserve development during 2016, primarily related to our commercial auto line of business. The decline in underwriting results in 2016 was partially offset by the $14.8 million increase in net investment income.
Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating (loss) earnings available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set, as a target, a long-term average of 15% non-GAAP Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business.
Non-GAAP Operating ROACE for the years ended December 31, 2017, 2016 and 2015 was computed as follows:

For the Year Ended December 31, and at December 31,	2017	2016	2015
	($ in thousands)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(184,899)	$17,294	$107,190
Opening Maiden common shareholders’ equity	$1,045,797	$867,821	$925,694
Ending Maiden common shareholders’ equity	$767,174	$1,045,797	$867,821
Average Maiden common shareholders’ equity(1)	$906,486	$922,999	$896,758
Non-GAAP Operating ROACE	(20.4)%	1.9%	12.0%

(1)
Average common shareholders' equity for the year ended December 31, 2016 is adjusted for the period the Mandatory Convertible Preference Shares - Series B are outstanding (prior to mandatory conversion date of September 15, 2016).

Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net (loss) income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio and share repurchases which amounted to $25.7 million during the year ended December 31, 2017. At December 31, 2017, book value per common share decreased by 23.7% and diluted book value per common share decreased by 23.5%, compared to December 31, 2016, (see "Liquidity and Capital Resources - Investments" on page 73 for further information).
Book value and diluted book value per common share at December 31, 2017, 2016 and 2015 were computed as follows:

December 31,	2017	2016	2015
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$767,174	$1,045,797	$867,821
Proceeds from assumed conversion of dilutive options	9,416	13,383	13,362
Numerator for diluted book value per common share calculation	$776,590	$1,059,180	$881,183

Common shares outstanding	82,974,895	86,271,109	73,721,140
Shares issued from assumed conversion of dilutive options and restricted share units	1,627,236	1,961,457	2,166,545
Denominator for diluted book value per common share calculation	84,602,131	88,232,566	75,887,685

Book value per common share	$9.25	$12.12	$11.77
Diluted book value per common share	$9.18	$12.00	$11.61
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using total principal amount of debt divided by the sum of total capital resources. On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance (see related discussions in "Notes to Consolidated Financial Statements, Note 7. Long-Term Debt and Note 13. Shareholders' Equity") included under Item 8 "Financial Statement and Supplementary Data". The ratio of Debt to Total Capital Resources at December 31, 2017 and 2016 was computed as follows:

December 31,	2017	2016
	($ in thousands)
Senior notes - principal amount	$262,500	$362,500
Maiden shareholders’ equity	1,232,174	1,360,797
Total capital resources	$1,494,674	$1,723,297
Ratio of debt to total capital resources	17.6%	21.0%
Underwriting (loss) income and Combined ratio: Management uses this non-GAAP measure as the combined ratio is commonly used in the insurance and reinsurance industry as a measure of underwriting profitability. Management measures underwriting results on an overall basis and for each segment on the basis of the combined ratio. The combined ratio is the sum of the net loss and LAE ratio and the expense ratio and the computations of each component are described below. A combined ratio under 100% indicates underwriting profitability, as the net loss and LAE, commission and other acquisition expenses and general and administrative expenses are less than the net premiums earned and other insurance revenue on that business.
In 2017, an underwriting loss was caused by adverse development of prior year losses of $321.5 million primarily in the AmTrust Reinsurance segment which had adverse development of $239.9 million. However, adverse prior year development was also experienced in our Diversified Reinsurance segment which had adverse development of $71.4 million and our Other category which had adverse development of $10.2 million. Current year underwriting results have also been impacted by increases in our initial loss picks for new premium earned in both the Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience. In 2016, an underwriting loss was caused by adverse reserve development of $165.3 million, primarily due to unfavorable commercial auto reserve development in both segments. Prior to 2016, we have generated underwriting income in each year since inception.
Underwriting income is calculated by subtracting net loss and LAE, commissions and other acquisition expenses and applicable general and administrative expenses from the net premiums earned and other insurance revenue and is the monetized counterpart of the combined ratio. For purposes of these non-GAAP operating measures, the fee-generating business which is included in our Diversified Reinsurance segment, is considered part of the underwriting operations of the Company.While an important metric of success, underwriting (loss) income and combined ratio do not reflect all components of profitability, as they do not recognize the impact of investment income earned on premiums between the time premiums are received and the time loss payments are ultimately paid to clients. Because we do not manage our cash and investments by segment, investment income and interest expense are not allocated to individual reportable segments. Certain general and administrative expenses are allocated to segments based on actual costs incurred and estimated time spent by underwriting employees.
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

Relevant Factors
Revenues
We derive our revenues primarily from premiums on reinsurance contracts, net of any reinsurance or retrocessional coverage purchased and to a minor extent from premiums from insurance policies. Reinsurance premiums are a function of the amount and types of policies and contracts we write, as well as prevailing market prices. Our prices are determined before our ultimate costs, which may extend far into the future, are known.
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

•
change in IBNR reserves, which we establish to respond to changes in the values of claims that have been reported to us but are not yet settled, as well as claims that have occurred but have not yet been reported to us. The portion recoverable from reinsurers is deducted from the gross estimated loss.

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
Because a significant amount of time can elapse, particularly on longer-tail lines of business written on an excess of loss basis, between the assumption of risk, the occurrence of a loss event, the reporting of the event to an insurance company (the primary company or the cedant), the subsequent reporting to the reinsurance company ("the reinsurer") and the ultimate payment of the claim on the loss event by the reinsurer, the Company’s liability for unpaid loss and LAE ("loss reserves") is based largely upon estimates. The Company categorizes loss reserves into two types of reserves: reported outstanding loss reserves ("case reserves") and IBNR reserves. Case reserves represent, for each individual claim, an estimate of unpaid losses, either by the Company’s cedants or the Company’s claims handling professionals, and recorded by the Company. IBNR reserves represent a provision for claims that have been incurred but not yet reported to the Company, as well as future loss development on losses already reported, in excess of the case reserves. The Company updates its estimates for each of the aforementioned categories on a quarterly basis using information received from its cedants.
For excess of loss treaties, cedants generally are required to report losses that either (i) exceed 50% of their retention; or (ii) have a reasonable probability of exceeding the retention; or (iii) meet defined reporting criteria. All reinsurance claims that are reserved are reviewed at least every six months. In addition, reserves for loss and LAE are reviewed every quarter for each cedant. For proportional treaties, cedants are required to give a periodic statement of account, generally monthly or quarterly. These periodic statements typically include information regarding written premiums, earned premiums, unearned premiums, ceding commissions, brokerage amounts, applicable taxes, paid losses and outstanding losses. They can be submitted up to 90 days after the close of the reporting period. Some proportional treaties have specific language requiring earlier notice of serious claims.
For all lines, the Company’s objective is to estimate ultimate loss and LAE. Total loss reserves are then calculated by subtracting losses paid. Similarly, IBNR reserves are calculated by subtracting case reserves from total loss reserves. IBNR is the estimated liability for (1) changes in the values of claims that have been reported to us but are not yet settled, as well as (2) claims that have occurred but have not yet been reported as well as (3) claims that are closed but subsequently reopened. Each claim is settled individually based upon its merits, and particularly for longer-tailed lines of business, it is not unusual for a claim to take years after being reported to settle, especially if legal action is involved. As a result, the reserve for loss and LAE include significant estimates for IBNR reserves.
The reserve for IBNR is estimated by management for each account based on various factors, including our underwriting team's expectations about loss experience, actuarial analysis and loss experience to date. Our actuaries employ standard actuarial methodologies to determine estimated ultimate loss reserves.
In selecting management's best estimate of loss and LAE reserves, we consider the range of results produced by many actuarial methods and the appropriateness of those estimates. These methodologies are described in "Notes to Consolidated Financial Statements Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data".

The reserve for loss and LAE at December 31, 2017 and 2016 was as follows:

December 31,	2017	2016
	($ in thousands)
Reserve for reported loss and LAE	$1,925,151	$1,617,956
Reserve for losses incurred but not reported	1,622,097	1,278,540
Reserve for loss and LAE	$3,547,248	$2,896,496
While management believes that our case reserves and IBNR are sufficient to cover losses assumed by us, there can be no assurance that losses will not deviate from our reserves, possibly by material amounts. The analysis of the appropriateness of the reserve for IBNR is reviewed quarterly, with adjustments made as appropriate. To the extent actual reported losses exceed expected losses, the carried estimate of the ultimate losses may be increased (i.e. unfavorable reserve development), and to the extent actual reported losses are less than our expectations, the carried estimate of ultimate losses may be reduced (i.e. favorable reserve development). We record any changes in our loss reserve estimates and the related reinsurance recoverable in the periods in which they are determined.
Loss reserves do not represent an exact calculation of liability. Rather, loss reserves are estimates of what we expect the ultimate resolution and administration of claims will cost. These estimates are based on actuarial projections and on our assessment of currently available data, as well as estimates of future trends in claims severity and frequency, judicial theories of liability and other factors. Loss reserve estimates are refined as experience develops and as claims are reported and resolved. In addition, the relatively long periods between when a loss occurs and when it may be reported to our claims department for our casualty reinsurance lines of business also increase the uncertainties of reserve estimates in such lines.
With the guidance of the methods described in "Notes to Consolidated Financial Statements Note 9. Reserve for Loss and Loss Adjustment Expenses" included under Item 8 "Financial Statement and Supplementary Data", actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.
In our Diversified Reinsurance segment, the Company’s executive and technical management, including Claims, Underwriting and Actuarial, have significant experience with this book of business, which also has more than 30 years of loss experience associated with it. In general for our Diversified Reinsurance segment, we utilize the Expected Loss Ratio ("ELR") approach at the onset of reserving an account, the Bornhuetter-Ferguson ("BF") method for business with less but maturing loss experience, and as the experience matures the Loss Development ("LD") method. For proportional business the Company relies heavily on the actual contract experience, whereas for excess of loss business there will be more usage of industry and/or Company specific benchmark assumptions.
The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. The majority of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving reserve levels, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The Frequency-Severity ("FS") method is also considered for segments of the AmTrust book for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available in many instances, further enhancing the reserve analysis.
Significant Assumptions Employed in the Estimation of Reserve for Loss and Loss Adjustment Expenses: The most significant assumptions used at December 31, 2017 to estimate the reserve for loss and LAE within the Company’s segments are as follows:

•	the information developed from internal and independent external sources can be used to develop meaningful estimates of the likely future performance of business bound by the Company;

•
the loss and exposure information provided by ceding companies, insureds and brokers in support of their reinsurance submissions have been used by Maiden's pricing actuaries to derive meaningful estimates of the likely future performance of business bound with respect to each contract and policy;

•	historic loss development and trend experience may be used to predict future loss development and trends; and

•	no significant emergence of losses or types of losses that are not represented in the information supplied to the Company by its brokers, ceding companies and insureds will occur.
The above four assumptions most significantly influence the Company’s determination of initial expected loss ratios and expected loss reporting patterns that are the key inputs which impact potential variability in the estimate of the reserve for loss and LAE and are applicable to each of the Company’s business segments. These factors are combined with the actuarial judgment exercised by our reserving actuaries, and validated by the external review of our reserving levels. While there can be no assurance that any of the above assumptions will prove to be correct, we believe that this process represents a realistic and appropriate basis for estimating the reserve for loss and LAE. Loss emergence factors and expected loss ratios used in the reserving process are based on a blend of our own experience, cedant experience and industry benchmarks, when appropriate. The benchmarks selected were those that we believe are most similar to our underwriting business.
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

In order to verify the accuracy and completeness of the information provided to the Company by its ceding company counterparties, the Company’s underwriters, actuaries, accounting and claims personnel perform underwriting and claims reviews, and at times also accounting and financial audits, of the Company’s ceding companies. Any material findings are communicated to the ceding companies and utilized in the establishment or revision of the Company’s case reserves and related IBNR reserve. On occasion, these reviews reveal that the ceding company’s reported loss and LAE do not comport with the terms of the contract with the Company. In such events, the Company strives to resolve the outstanding differences in an amicable fashion. The large majority of such differences are resolved in this manner. In the infrequent instance where an amicable solution is not feasible, the Company’s policy is to vigorously defend its position in litigation or arbitration. At December 31, 2017, the Company was not involved in any material claims litigation or arbitration proceedings.
Due to the large volume of potential transactions that must be recorded in the insurance and reinsurance industry, backlogs in the recording of the Company’s business activities can also impair the accuracy of its loss and LAE reserve estimates. At December 31, 2017, there were no significant backlogs related to the processing of policy or contract information in the Company’s segments.
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
The Company’s estimates of reserve for loss and LAE can also change over time because of changes in internal company operations, such as: alterations in claims handling procedures; growth in new lines of business where exposure and loss development patterns are not well established; or changes in the quality of risk selection or pricing in the underwriting process.
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

Based on a range of reasonable reserve estimates, we believe that if our final loss ratio were to vary from the expected loss ratios in each of our operating segments, Diversified Reinsurance and AmTrust Reinsurance, our required reserves after reinsurance recoverable could increase by approximately $89.6 million or 2.6% and $141.7 million or 4.1%, respectively, of our consolidated net loss and LAE reserves, as at December 31, 2017.
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
Contracts and policies written on a "losses occurring" basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the premium is earned evenly over the term. Contracts which are written on a "risks attaching" basis cover claims from all underlying insurance policies written during the terms of such contracts. Premiums earned on such contracts extend beyond the original term of the reinsurance contract, typically resulting in recognition of premiums earned over a 24-month period.
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
The Company provides proportional and non-proportional reinsurance coverage to cedants (insurance companies). Cedant's actual premiums are unknown at the time they enter into reinsurance agreement so treaties are based upon estimates of those premiums at the time the treaties are written and are typically adjusted as premiums are known. Reporting delays are inherent in the reinsurance industry and vary in length by type of treaty. As delays can vary from a few weeks to a year or sometimes longer, the Company produces accounting estimates to report premiums and commission and other acquisition expenses until it receives the cedants’ actual results. Under proportional treaties, which represented 92.8% (2016 - 92.3%, 2015 - 91.0%) of gross premiums written for the year December 31, 2017, the Company shares proportionally in both the premiums and losses of the cedant and pays the cedant a commission to cover the cedant’s acquisition expenses. Under this type of treaty, the Company’s ultimate premiums written and earned and acquisition expenses are not known at the inception of the treaty and must be estimated until the cedant reports its actual results to the Company. Under non-proportional treaties, which represented 7.2% (2016 - 7.7%, 2015 - 9.0%) of gross premiums written for the year December 31, 2017, the Company is typically exposed to loss events in excess of a predetermined dollar amount or loss ratio and receives a deposit or minimum premium, which is subject to adjustment depending on the premium volume written by the cedant.
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
Assessing whether or not a reinsurance contract meets the condition for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written and is based, in part, on the use of actuarial and pricing models and assumptions. If we determine that a reinsurance contract does not transfer sufficient risk, we account for the contract as deposit liability rather than a premium written.
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

Fair Value of Financial Instruments
Please refer to "Notes to Consolidated Financial Statements Note 5. Fair Value of Financial Instruments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-27 for a discussion on the fair value methodology and valuation techniques used by the Company to determine the fair value of the financial instruments held at December 31, 2017 and 2016.
Other-Than-Temporary Impairment ("OTTI") of Investments
Please refer to "Notes to Consolidated Financial Statements Note 2. "Significant Accounting Policies" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-9 for a discussion on the OTTI evaluation performed by the Company. The Company recognized no OTTI through earnings for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, the Company recognized OTTI through earnings of $1.1 million. Please refer to "Notes to Consolidated Financial Statements Note 4. Investments" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K on page F-22 for further details.

Goodwill and Intangible Assets
The Company recognizes Goodwill and Intangible Assets in connection with certain acquisitions. Goodwill represents the excess of the cost of acquisitions over the fair value of the net assets acquired and is assigned to the applicable reporting unit(s) on the acquisition date, based upon the expected benefit to be received by the reporting unit. Intangible Assets comprise both finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and trademarks with useful life of 15 years. Insurance company licenses are considered indefinite life intangible assets.
Annually, the Company makes an assessment as to whether the value of the Company’s goodwill and intangible assets are impaired. Impairment, which can be either partial or full, is based on a fair value analysis by individual reporting unit. Based upon the Company’s assessment at the reporting unit level, there was no impairment of its goodwill and intangible assets at December 31, 2017.
During 2016, the Company wrote off the goodwill relating to the acquisition of a majority interest in Regulatory Capital Limited, which was deemed to be permanently impaired. The Company recognized an impairment loss of $1.8 million as a result. The following table shows the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets - Indefinite Life	Intangible Assets - Finite Life	Total
	($ in thousands)
December 31, 2015	$58,936	$4,527	$18,457	$81,920
Impairment losses	(1,800)	—	—	(1,800)
Cumulative translation adjustment	56	—	—	56
Amortization	—	—	(2,461)	(2,461)
December 31, 2016	$57,192	$4,527	$15,996	$77,715
Amortization	—	—	(2,132)	(2,132)
December 31, 2017	$57,192	$4,527	$13,864	$75,583
In making an assessment of the value of its goodwill and intangible assets, the Company uses both market based and non-market based valuations. Assumptions underlying these valuations include an analysis of the Company’s share price relative to both its book value and its net income in addition to forecasts of future cash flows and future profits. Significant changes in the data underlying these assumptions could result in an assessment of impairment of the Company’s goodwill asset. In addition, if the current economic environment and/or the Company’s financial performance were to deteriorate significantly, this could lead to an impairment of goodwill and intangible, the write-off of which would be recorded against net income in the period such deterioration occurred. If a 5% decline in the fair value of the reporting units occurred, this would not result in an impairment of the goodwill asset at December 31, 2017.

Results of Operations
The following table sets forth our selected Consolidated Statement of Income data for each of the years indicated:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands)
Gross premiums written	$2,816,051	$2,831,348	$2,662,825
Net premiums written	$2,761,988	$2,654,952	$2,514,116
Net premiums earned	$2,732,779	$2,568,150	$2,429,069
Other insurance revenue	9,802	10,817	11,512
Net loss and LAE	(2,160,011)	(1,819,906)	(1,633,570)
Commission and other acquisition expenses	(820,758)	(773,664)	(724,197)
General and administrative expenses(1)	(38,869)	(38,577)	(38,328)
Underwriting (loss) income(2)	(277,057)	(53,180)	44,486
Other general and administrative expenses(1)	(31,691)	(28,407)	(26,544)
Net investment income	166,345	145,892	131,092
Net realized gains on investment	12,222	6,774	2,498
Net impairment losses recognized in earnings	—	—	(1,060)
Accelerated amortization of senior note issuance cost	(2,809)	(2,345)	—
Amortization of intangible assets	(2,132)	(2,461)	(2,840)
Foreign exchange and other (losses) gains	(14,921)	11,612	7,753
Interest and amortization expenses	(23,260)	(28,173)	(29,063)
Income tax benefit (expense)	3,558	(1,574)	(2,038)
Net (loss) income	(169,745)	48,138	124,284
(Income) loss attributable to noncontrolling interests	(151)	842	192
Dividends on preference shares	(29,156)	(33,756)	(24,337)
Net (loss) income attributable to Maiden common shareholders	$(199,052)	$15,224	$100,139

Ratios
Net loss and LAE ratio(3)	78.8%	70.6%	66.9%
Commission and other acquisition expense ratio(4)	29.9%	30.0%	29.7%
General and administrative expense ratio(5)	2.6%	2.6%	2.7%
Expense ratio(6)	32.5%	32.6%	32.4%
Combined ratio(7)	111.3%	103.2%	99.3%

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

(3)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(5)	Calculated by dividing all general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(6)	Calculated by adding together commission and other acquisition expense ratio and general and administrative expense ratio.

(7)	Calculated by adding together net loss and LAE ratio and the expense ratio.

Net Income
Comparison of Years Ended December 31, 2017 and 2016
Net loss attributable to Maiden common shareholders for the year ended December 31, 2017 was $199.1 million compared to net income attributable to Maiden common shareholders of $15.2 million for the same period in 2016. The net decrease for the year ended December 31, 2017 compared to the same period in 2016 was primarily the result of the following:

•	an underwriting loss of $277.1 million compared to underwriting loss of $53.2 million during the year ended December 31, 2016. The deterioration in the underwriting result was principally due to:

◦
Adverse development of prior year losses of $321.5 million in 2017 compared to $165.3 million for the same period in 2016. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, but adverse prior year development was also experienced in our Diversified Reinsurance Segment and Other category (as discussed below); and

◦
Current year underwriting results have also been impacted as we have increased our initial loss ratio picks in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.

•
foreign exchange losses of $14.9 million for the year ended December 31, 2017 compared to foreign exchange gains of $11.6 million for the same period in 2016 due to the strengthening of euro and British pound against the U.S. dollar.

The decreases above were offset by the following:

•
an increase in net investment income of $20.5 million or 14.0% for the year ended December 31, 2017 compared to the same period in 2016. This increase reflects the growth in average invested assets of 8.6% from the same period in 2016 and increase in average yields to 3.1% during the year ended December 31, 2017 compared to 3.0% during the same period in 2016. Additionally, part of the increase is attributable to the call of certain securities which generated additional amortization income of $7.2 million during the period compared to $2.0 million of calls in the comparative period; and

•
a decrease in our Other category adverse prior year development of $10.2 million during the period compared to $14.6 million in the comparative period in 2016 due to decline in incurred losses in the run–off of the NGHC Quota Share offset by the increase in incurred losses in our remaining run–off litigated U.S. E&S property claims.

Comparison of Years Ended December 31, 2016 and 2015
Net income attributable to Maiden common shareholders for the year ended December 31, 2016 decreased to $15.2 million from $100.1 million for the same period in 2015. The factors that contributed to this net decrease were as follows:

•
decrease in underwriting income of $97.7 million as a result of $165.3 million of adverse prior year development primarily in commercial auto liability across the portfolio. In the Diversified Reinsurance segment, commercial auto liability incurred losses were greater than expected in both excess of loss and quota share accounts so $96.8 million of adverse loss development was recorded for the full year. In the AmTrust Reinsurance segment, we recorded $54.0 million of adverse reserve development for the full year, primarily related to higher than expected commercial auto and general liability loss emergence in program business. Finally, we recorded a $14.6 million increase in additional IBNR reserves relating to the run-off of our NGHC contract; and

•
redemption of the Company's 2011 Senior Notes in the second quarter of 2016 leading to a non-recurring, non-cash charge of $2.3 million, which represented the accelerated amortization of issuance costs associated with the redeemed debt.

The decreases above were offset by an increase in investment income of $14.8 million or 11.3%, for the year ended December 31, 2016 compared to the same period in 2015. This increase reflects the growth in average investable assets of 12.9%.
The following is a discussion on the results of our operations for the years ended December 31, 2017, 2016 and 2015:
Net Premiums Written
Comparison of Years Ended December 31, 2017 and 2016
Net premiums written increased by $107.0 million, or 4.0%, for the year ended December 31, 2017 compared to the same period in 2016. The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written, for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$807,362	29.2%	$766,119	28.9%	$41,243	5.4%
AmTrust Reinsurance	1,954,856	70.8%	1,888,428	71.1%	66,428	3.5%
Total - reportable segments	2,762,218	100.0%	2,654,547	100.0%	107,671	4.1%
Other	(230)	—%	405	—%	(635)	NM
Total	$2,761,988	100.0%	$2,654,952	100.0%	$107,036	4.0%

NM - not meaningful
The increase in net premiums written for the year ended December 31, 2017 compared to the same period in 2016 was due to the reduction in the utilization of retrocessional capacity for both segments in 2017 which increased net premiums written by $112.9 million on a consolidated basis. The retention ratio of gross written premiums increased to 98.1% for the year ended December 31, 2017 compared to 93.8% for the same period in 2016. In addition, gross premiums written decreased by $15.3 million or 0.5%, primarily in our AmTrust Reinsurance segment. Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Comparison of Years Ended December 31, 2016 and 2015
Net premiums written increased by $140.8 million, or 5.6%, for the year ended December 31, 2016 compared to the same period in 2015. The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written, for the years ended December 31, 2016 and 2015:

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
Net Premiums Earned
Comparison of Years Ended December 31, 2017 and 2016
Net premiums earned increased by $164.6 million or 6.4% for the year ended December 31, 2017 compared to the same period in 2016. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$823,365	30.1%	$724,124	28.2%	$99,241	13.7%
AmTrust Reinsurance	1,909,644	69.9%	1,843,621	71.8%	66,023	3.6%
Total - reportable segments	2,733,009	100.0%	2,567,745	100.0%	165,264	6.4%
Other	(230)	—%	405	—%	(635)	NM
Total	$2,732,779	100.0%	$2,568,150	100.0%	$164,629	6.4%
NM - not meaningful
Net premiums earned in the AmTrust Reinsurance segment for the year ended December 31, 2017 compared to the same period in 2016 increased by $66.0 million or 3.6% similar to the reasons outlined in the net premiums written section above. Please refer to the analysis of our AmTrust Reinsurance segment on page 68 for further discussion.
Net premiums earned in our Diversified Reinsurance segment increased by $99.2 million or 13.7% for the year ended December 31, 2017 compared to the same period in 2016 as a result of overall growth in our Diversified Reinsurance segment's U.S. property and casualty premiums as well as a reduction in the corporate retrocessional program for 2017. These increases were offset by the commutation of a large account during the second quarter of 2017 which had return premium of $8.0 million. Please refer to the analysis of our Diversified Reinsurance segment on page 65 for further discussion.
Comparison of Years Ended December 31, 2016 and 2015
Net premiums earned increased by $139.1 million, or 5.7%, for the year ended December 31, 2016 compared to the same period in 2015. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the years ended December 31, 2016 and 2015:

For the Year Ended December 31,	2016		2015		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$724,124	28.2%	$744,875	30.7%	$(20,751)	(2.8)%
AmTrust Reinsurance	1,843,621	71.8%	1,684,191	69.3%	159,430	9.5%
Total - reportable segments	2,567,745	100.0%	2,429,066	100.0%	138,679	5.7%
Other	405	—%	3	—%	402	NM
Total	$2,568,150	100.0%	$2,429,069	100.0%	$139,081	5.7%
NM - not meaningful
Net premiums earned in the AmTrust Reinsurance segment increased by $159.4 million or 9.5% for the year ended December 31, 2016 compared to the same period in 2015 which reflects the impact of AmTrust's strong growth in 2016 from a combination of acquisition activity and ongoing organic growth. Please refer to the analysis of our AmTrust Reinsurance segment on page 68 for further discussion.
Net premiums earned in the Diversified Reinsurance segment decreased by $20.8 million or 2.8% for the year ended December 31, 2016 compared to the same period in 2015 due to the impact of lower 2015 net premiums written for the segment. Please refer to the analysis of our Diversified Reinsurance segment on page 65 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 66 for further discussion.
Net Investment Income, Net Realized Gains on Investment and Net Impairment Losses Recognized in Earnings
Comparison of Years Ended December 31, 2017 and 2016
Net Investment Income - Net investment income increased by $20.5 million, or 14.0%, for the year ended December 31, 2017 compared to the same period in 2016, due to the growth in average invested assets of 8.6%. Additionally, a portion of the increase in net investment income is attributable to the call of certain securities during the year ended December 31, 2017, which generated additional amortization income of $7.2 million (2016 - $2.0 million).
The following table details the Company's average invested assets and average book yield for the year ended December 31, 2017 compared to the same period in 2016:

For the Year Ended December 31,	2017	2016
	($ in thousands)
Average invested assets(1)	$5,347,768	$4,925,316
Average book yield(2)	3.1%	3.0%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.
Net Realized Gains on Investment - Net realized gains on investment were $12.2 million for the year ended December 31, 2017, compared to $6.8 million for the same period in 2016.
Comparison of Years December 31, 2016 and 2015
Net Investment Income - Net investment income increased by $14.8 million, or 11.3%, for the year ended December 31, 2016 compared to the same period in 2015.
For the year ended December 31, 2016, average invested assets grew by 12.9% giving rise to the increase in net investment income compared to the same period in 2015. The growth in net investment income, particularly when compared with the growth in invested assets, continues to be impacted by the current low interest rate environment which showed some improvement in the fourth quarter of 2016.
The following table details the Company's average invested assets and average book yield for the year ended December 31, 2016 compared to the same period in 2015:

For the Year Ended December 31,	2016	2015
	($ in thousands)
Average invested assets(1)	$4,925,316	$4,361,338
Average book yield(2)	3.0%	3.0%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average invested assets at fair value.

Net Realized Gains on Investment - Net realized gains on investment were $6.8 million for the year ended December 31, 2016, compared to $2.5 million for the same period in 2015.
Net Impairment Losses Recognized in Earnings - The Company did not have an OTTI charge for the year ended December 31, 2016 but recognized $1.1 million of OTTI for the same period in 2015.
Net Loss and Loss Adjustment Expenses
Comparison of Years Ended December 31, 2017 and 2016
The net loss and LAE increase during the year ended December 31, 2017 was due to adverse prior year loss development of $321.5 million during 2017 compared to $165.3 million recorded in 2016. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, but adverse prior year development was also experienced in our Diversified Reinsurance Segment and Other category.
Excluding the impact of adverse prior year development, our net loss and LAE ratio would have been 67.0% for the year ended December 31, 2017 compared to 64.2% for the same period in 2016. The deterioration in loss ratios for the current year reflects increases we have made in our initial loss picks in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.
The impact on the net loss and LAE ratios in each period should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be affected by changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, as well as the adverse prior year loss development experienced in both the Diversified Reinsurance and AmTrust Reinsurance segments and our run-off business, the combined ratio increased by 8.1 points for the year ended December 31, 2017 compared to 2016.
Comparison of Years Ended December 31, 2016 and 2015
Net loss and LAE increased by $186.3 million, or 11.4%, for the year ended December 31, 2016 compared to 2015. This increase reflects the continued growth of the business combined with $165.3 million of adverse reserve development experienced in both our Diversified Reinsurance and AmTrust Reinsurance segments as well as in our NGHC run-off business during 2016.
The net loss and LAE ratios were 70.6% and 66.9% for the years ended December 31, 2016 and 2015, respectively. The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio arise primarily due to changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, combined with adverse prior year development in both our Diversified Reinsurance and AmTrust Reinsurance segments and on the run-off of the NGHC Quota Share, in our Other category, the combined ratio (excluding the general and administrative expense ratio) increased by 4.0 points for the year ended December 31, 2016 compared to 2015.
Commission and Other Acquisition Expenses
Comparison of Years Ended December 31, 2017 and 2016
Commission and other acquisition expenses increased by $47.1 million or 6.1% for the year ended December 31, 2017 compared to 2016. The commission and other acquisition expense ratios slightly decreased to 29.9% for the year ended December 31, 2017 from the same period in 2016. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business as well as the impact of loss sensitive features in some contracts within the Diversified Reinsurance segment. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.
Comparison of Years Ended December 31, 2016 and 2015
Commission and other acquisition expenses increased by $49.5 million, or 6.8%, for the year ended December 31, 2016 compared to December 31, 2015. The commission and other acquisition expense ratio increased to 30.0% for the year December 31, 2016 compared to 29.7% for the same period in 2015. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses comprise:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands)
General and administrative expenses – segments	$38,869	$38,577	$38,328
General and administrative expenses – corporate	31,691	28,407	26,544
Total general and administrative expenses	$70,560	$66,984	$64,872
Comparison of Years Ended December 31, 2017 and 2016
Total general and administrative expenses increased by $3.6 million, or 5.3%, for the year ended December 31, 2017 compared to 2016 due to increases in legal, other professional fees and technology-related expenses offset by a decrease in employee related expenses. The general and administrative expense ratio remained flat at 2.6% for the years ended December 31, 2017 and 2016.
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
Interest and Amortization Expenses
Comparison of Years Ended December 31, 2017 and 2016
The interest and amortization expenses related to Senior Notes were $23.3 million for the year ended December 31, 2017 compared to $28.2 million for the same period in 2016. The decrease in interest expense was due to the redemption of the 8% 2012 Senior Notes in June 2017 and the refinancing of the 8.25% 2011 Senior Notes with the 6.625% 2016 Senior Notes in June 2016. Please refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" for details on the Company’s Senior Notes. The weighted average effective interest rate for the Company's debt was 7.7% for the year ended December 31, 2017 compared to 8.02% in 2016.
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
Comparison of Years Ended December 31, 2016 and 2015
The interest and amortization expenses related to our Senior Notes were $28.2 million for the year ended December 31, 2016 compared to $29.1 million for the same period in 2015. The weighted average effective interest rate for the Company's debt was 8.02% for the year ended December 31, 2016 compared to 8.25% in 2015. Please refer to "Notes to Consolidated Financial Statements Note 7. Long Term Debt" for details on the Company’s Senior Notes.
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
Income Tax Expense
The Company recorded income tax benefit of $3.6 million and income tax expense of $1.6 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries. The income tax benefit in 2017 mainly came from the U.S deferred tax liability due to the rate change resulting from the 2017 Act which was effective January 1, 2018. The effective rate of income tax was 2.1% for the year ended December 31, 2017 compared to 3.2% and 1.6% for the years ended December 31, 2016 and 2015, respectively.
Dividends on Preference Shares
For the year ended December 31, 2017, dividends paid to preference shareholders decreased by $4.6 million or 13.6% compared to the same period in 2016. The decrease is attributable to the conversion of the 7.25% Mandatory Convertible Preference Shares - Series B into the Company's common shares on September 15, 2016. This decrease in dividends paid was partially offset by the $5.0 million of dividends paid on the Preference Shares - Series D during the year ended December 31, 2017 (please see discussion below for details).
On June 15, 2017, the Company issued a total of 6,000,000, 6.7% Preference Shares – Series D, par value $0.01 per share, at a price of $25 per preference share. Please refer to "Notes to Condensed Consolidated Financial Statements Note 13. Shareholders' Equity" for details on the Company’s preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands)
Gross premiums written	$822,777	$824,341	$776,852
Net premiums written	807,362	766,119	734,781
Net premiums earned	823,365	724,124	744,875
Other insurance revenue	9,802	10,817	11,512
Net loss and LAE	(650,916)	(579,520)	(547,296)
Commission and other acquisition expenses	(205,982)	(188,506)	(196,292)
General and administrative expenses	(35,817)	(35,681)	(35,312)
Underwriting (loss) income	$(59,548)	$(68,766)	$(22,513)
Ratios
Net loss and LAE ratio	78.1%	78.9%	72.3%
Commission and other acquisition expense ratio	24.7%	25.6%	26.0%
General and administrative expense ratio	4.3%	4.9%	4.7%
Expense ratio	29.0%	30.5%	30.7%
Combined ratio	107.1%	109.4%	103.0%
Comparison of Years Ended December 31, 2017 and 2016
The combined ratio for the year ended December 31, 2017 decreased to 107.1% compared to 109.4% in 2016. The decrease in the combined ratio for the year ended December 31, 2017 was due to the following:

•
Adverse prior year loss development of $71.4 million during 2017, compared to $96.8 million recorded in the same period in 2016. The 2017 development was largely due to a higher than expected loss emergence emanating largely from commercial auto as well as certain specific contracts across several lines of business, with over half of the development coming from two accounts. The 2016 adverse prior year development was primarily from the commercial auto liability line of business; and

•
Excluding prior year loss development, the combined ratio for 2017 would have been 98.6% compared to 96.2% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

Premiums - Gross premiums written decreased by $1.6 million, or 0.2% for the year ended December 31, 2017 compared to the same period in 2016. The decrease was primarily due to the commutation and return of the unearned premium of a large account during the second quarter of 2017.
Net premiums written for the year ended December 31, 2017 increased by $41.2 million or 5.4% as a result of the reduction in the corporate retrocessional program for 2017 and new business written partly offset by the decrease in gross premiums written previously described. The retention ratio of written premiums increased to 98.1% for the year ended December 31, 2017 compared to 92.9% for the same period in 2016 due to the lower utilization of retrocessional capacity in 2017.

The table below shows net premiums written by line of business for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Written
Property	$155,925	19.3%	$141,353	18.5%	$14,572	10.3%
Casualty	482,160	59.7%	466,089	60.8%	16,071	3.4%
Accident and Health	86,743	10.8%	80,004	10.4%	6,739	8.4%
International	82,534	10.2%	78,673	10.3%	3,861	4.9%
Total Diversified Reinsurance	$807,362	100.0%	$766,119	100.0%	$41,243	5.4%
Net premiums earned increased by $99.2 million, or 13.7%, during the year ended December 31, 2017 compared to the same period in 2016. The table below shows net premiums earned by line of business:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Property	$157,466	19.1%	$136,629	18.9%	$20,837	15.3%
Casualty	496,301	60.3%	432,509	59.7%	63,792	14.7%
Accident and Health	86,571	10.5%	74,204	10.2%	12,367	16.7%
International	83,027	10.1%	80,782	11.2%	2,245	2.8%
Total Diversified Reinsurance	$823,365	100.0%	$724,124	100.0%	$99,241	13.7%
Within our Diversified Reinsurance segment, the business written by Maiden US experienced an increase in net premiums earned for the year ended December 31, 2017 compared to the same period in 2016 due to overall growth in all sub-segments as well as a reduction in the corporate retrocessional program for 2017. These increases were partly offset by the commutation of a large account during the second quarter of 2017.
Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company decreased by $1.0 million for the year ended December 31, 2017 compared to the same period in 2016.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $71.4 million, or 12.3%, for the year ended December 31, 2017 compared to 2016. Net loss and LAE ratios were 78.1% and 78.9% for the years ended December 31, 2017 and 2016, respectively.
The net loss and LAE ratio decrease for the year ended December 31, 2017 was due to the following:

•
Adverse prior year loss development of $71.4 million during 2017, compared to $96.8 million recorded in the same period in 2016. The 2017 development was largely due to higher than expected loss emergence emanating largely from commercial auto as well as certain specific contracts across several lines of business, with over half of the development coming from two accounts. The 2016 adverse prior year development was primarily from the commercial auto liability line of business in Maiden US of $85.7 million.

•
Excluding prior year loss development, the net loss and LAE ratio for 2017 would have been 69.6% compared to 65.7% for 2016, reflecting higher initial expected loss ratios for premiums earned during the year ended December 31, 2017.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio decreased by 2.3 points for the year ended December 31, 2017 compared to 2016.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $17.5 million, or 9.3%, for the year ended December 31, 2017 compared to 2016. The commission and other acquisition expense ratios decreased to 24.7% for the year ended December 31, 2017 compared to 25.6% for the same period in 2016. The decrease in ratios for the year ended December 31, 2017 was primarily due to the change in the mix of pro rata versus excess of loss premiums written. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses increased by $0.1 million, or 0.4%, for the year ended December 31, 2017 compared to 2016. The general and administrative expense ratio was 4.3% and 4.9% for the years ended December 31, 2017 and 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) was 29.0% and 30.5% for the years ended December 31, 2017 and 2016, respectively.

Comparison of Years Ended December 31, 2016 and 2015
The combined ratio increased to 109.4% for the year ended December 31, 2016 compared to 103.0% for the year ended December 31, 2015. Reserve development in commercial auto continued to unfavorably impact our Diversified Reinsurance segment resulting in underwriting losses.
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
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $32.2 million, or 5.9%, for the year ended December 31, 2016 compared to 2015. Net loss and LAE ratios were 78.9% and 72.3% for the years ended December 31, 2016 and 2015, respectively, reflecting further adverse prior year development primarily from commercial auto liability in Maiden US of $85.7 million.
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
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $207.1 million for the year ended December 31, 2017 compared to underwriting income of $30.1 million for the year ended December 31, 2016 and $79.2 million for the year ended December 31, 2015. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the years ended December 31, 2017, 2016 and 2015 were as follows:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands)
Gross premiums written	$1,993,478	$2,006,646	$1,885,974
Net premiums written	1,954,856	1,888,428	1,779,334
Net premiums earned	1,909,644	1,843,621	1,684,191
Net loss and LAE	(1,498,881)	(1,225,830)	(1,074,072)
Commission and other acquisition expenses	(614,777)	(584,820)	(527,863)
General and administrative expenses	(3,052)	(2,896)	(3,016)
Underwriting income	$(207,066)	$30,075	$79,240
Ratios
Net loss and LAE ratio	78.4%	66.5%	63.8%
Commission and other acquisition expense ratio	32.2%	31.7%	31.3%
General and administrative expense ratio	0.2%	0.2%	0.2%
Expense ratio	32.4%	31.9%	31.5%
Combined ratio	110.8%	98.4%	95.3%
Comparison of Years Ended December 31, 2017 and 2016
The AmTrust Reinsurance segment experienced an increase in the combined ratio to 110.8% for the year ended December 31, 2017 compared to 98.4% during the same period in 2016 due to the following:

•
Adverse prior year loss development of $239.9 million during 2017 compared to $54.0 million recorded in 2016. More than half of the prior year loss development in 2017 was from workers' compensation, the largest line of business in the AmTrust Reinsurance segment. Other significant adverse loss development occurred during 2017 in the general liability and, to a lesser extent, commercial auto lines of business in AmTrust's Specialty Program and Small Commercial Business segments. The 2016 loss development was largely due to a fourth quarter reserve charge of $52.0 million related primarily to program commercial auto as well as program general liability.

•
Excluding prior year loss development, the combined ratio for the current period in 2017 was 98.3% compared to 95.5% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.

Premiums - Net premiums written in our AmTrust Reinsurance segment increased by $66.4 million or 3.5% during the year ended December 31, 2017 compared to the same period in 2016. The table below shows net premiums written by line of business for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Written
Small Commercial Business	$1,278,974	65.4%	$1,181,496	62.6%	$97,478	8.3%
Specialty Program	350,113	17.9%	344,677	18.2%	5,436	1.6%
Specialty Risk and Extended Warranty	325,769	16.7%	362,255	19.2%	(36,486)	(10.1)%
Total AmTrust Reinsurance	$1,954,856	100.0%	$1,888,428	100.0%	$66,428	3.5%
The increase in net premiums written was due to the lower utilization of retrocessional capacity in 2017, which decreased by $79.6 million compared to 2016. The retention ratio of written premiums increased to 98.1% for the year ended December 31, 2017 compared to 94.1% for the same period in 2016. In addition, gross premiums written decreased by $13.2 million or 0.7% for the year ended December 31, 2017 compared to the same period in 2016. The decrease in gross premiums written reflects the reductions in AmTrust's Specialty Risk & Warranty segment primarily due to continued declines in premium associated with its European Hospital Liability business. AmTrust's Small Commercial and Specialty Program segments are experiencing slower rates of organic growth due to market conditions and underwriting initiatives focused on improving the profitability of these classes of business.
Net premiums earned increased by $66.0 million, or 3.6% for the year ended December 31, 2017 compared to the same period in 2016. Please see net premiums written section above for details related to the movement in earned premium. The retroceded premiums earned decreased by $27.8 million during the year ended December 31, 2017 compared to the same period in 2016. The table below details net premiums earned by line of business for the years ended December 31, 2017 and 2016:

For the Year Ended December 31,	2017		2016		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned
Small Commercial Business	$1,255,941	65.8%	$1,131,582	61.4%	$124,359	11.0%
Specialty Program	344,336	18.0%	337,396	18.3%	6,940	2.1%
Specialty Risk and Extended Warranty	309,367	16.2%	374,643	20.3%	(65,276)	(17.4)%
Total AmTrust Reinsurance	$1,909,644	100.0%	$1,843,621	100.0%	$66,023	3.6%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $273.1 million, or 22.3%, for the year ended December 31, 2017 compared to the same period in 2016. Net loss and LAE ratios were 78.4% and 66.5% for the years ended December 31, 2017 and 2016, respectively. The net loss and LAE ratio for the year ended December 31, 2017 increased primarily due to the following:

•
Adverse prior year loss development of $239.9 million during 2017, compared to $54.0 million recorded in 2016. More than half of the adverse prior year loss development in 2017 was from workers' compensation, the largest line of business in the AmTrust Reinsurance segment. Other significant drivers during 2017 were general liability and, to a lesser extent, commercial auto from both Specialty Program and Small Commercial Business. The 2016 adverse prior year development was largely due to a fourth quarter reserve charge of $52.0 million related primarily to program commercial auto as well as program general liability reserves; and

•	Excluding prior year loss development, the net loss and LAE ratio for 2017 was 65.9% compared to 63.6% for 2016, reflecting higher initial expected loss ratios for premiums earned during the period.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $30.0 million, or 5.1%, for the year ended December 31, 2017 compared the same period in 2016. The commission and other acquisition expense ratio increased to 32.2% for the year ended December 31, 2017 compared to 31.7% in 2016. The fluctuations in the ratios during the year ended December 31, 2017 compared to 2016 reflect the change in the mix of business. The commission ratio is also affected by the commission associated with the retrocession premium ceded during the year ended December 31, 2017 compared to the same period in 2016.
General and Administrative Expenses - General and administrative expenses increased by $0.2 million, or 5.4%, for the year ended December 31, 2017 compared to the same period in 2016. The general and administrative expense ratio has remained unchanged at 0.2% for the years ended December 31, 2017 and 2016, respectively. The overall expense ratio (including commission and other acquisition expenses) was 32.4% and 31.9% for the years ended December 31, 2017 and 2016, respectively.
Comparison of Years Ended December 31, 2016 and 2015
The AmTrust Reinsurance segment experienced growth during the year ended December 31, 2016 compared to 2015. However, the combined ratio increased to 98.4% for the year ended December 31, 2016 compared to 95.3% in 2015 largely due to adverse reserve development of $54.0 million related primarily to program commercial auto as well as program general liability business.
Premiums - Gross premiums written increased by $120.7 million or 6.4% for the year ended December 31, 2016 compared to the same period in 2015. Growth in our AmTrust Reinsurance segment is due to additional 2016 premium relating to acquisitions made by AmTrust that were ceded to us for the first time, ongoing organic growth and also reflects the removal of certain classes of business which we commuted with AmTrust in the fourth quarter of 2015. The table below shows net premiums written by line of business for the years ended December 31, 2016 and 2015:

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
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $151.8 million, or 14.1%, for the year ended December 31, 2016 compared to the same period in 2015. Net loss and LAE ratios were 66.5% and 63.8% for the years ended December 31, 2016 and 2015, respectively. The net loss and LAE ratio increased largely due to the $54.0 million adverse reserve development experienced in 2016, which primarily affected program commercial auto as well as program general liability reserves.
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
The amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR. At December 31, 2017, the statutory capital and surplus of Maiden Bermuda was $1,206.0 million. Maiden Bermuda is allowed to pay dividends or distributions not exceeding $301.5 million. During 2017 and 2016, Maiden Bermuda paid dividends of $105.0 million and $445.0 million, respectively, to Maiden Holdings.
Maiden US is subject to regulatory restrictions limiting their ability to declare and pay dividends by the state of Missouri where it is domiciled. Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of Missouri to the greater of 10% of statutory policyholders’ surplus at the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Additionally, Maiden US may only pay dividends if it has positive unassigned funds. Accordingly, the maximum dividend payments that can be made to shareholders in the next year without prior approval by the Missouri Department of Insurance is $0. During 2017 and 2016, Maiden US paid no dividends to Maiden NA. In addition, there are restrictions based on risk-based capital, a test which is the threshold that constitutes the authorized control level. If Maiden US's statutory capital and surplus falls below the authorized control level, the insurance regulator is authorized to take whatever regulatory actions are considered necessary to protect policyholders and creditors. At December 31, 2017, Maiden US has statutory capital and surplus of $301.7 million, which exceeds the required level of minimum statutory capital and surplus by the state of Missouri.
Maiden Holdings has two Swedish domiciled operating subsidiaries, Maiden LF and Maiden GF, both regulated by the Swedish FSA. At December 31, 2017, Maiden LF and Maiden GF each has a statutory capital and surplus of $8.5 million and $6.4 million, respectively, which exceed the amount required to be maintained of $4.4 million at December 31, 2017. Maiden LF and Maiden GF are subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF and Maiden GF to Maiden Holdings. At December 31, 2017, Maiden LF and Maiden GF are allowed to pay dividends or distributions not exceeding $2.5 million and $0, respectively. During 2017 and 2016, Maiden LF and Maiden GF paid no dividends. Maiden GF was granted a general insurance license effective September 14, 2016 and began writing business in 2017 therefore its first filing with the Swedish FSA is for the period ended December 31, 2017.
Maiden Holdings’ wholly owned U.K. subsidiary, Maiden Global, operates as a reinsurance services and holding company, is subject to regulation by the U.K. Financial Conduct Authority (the "FCA") that limit the maximum amount of annual dividends or distributions paid by Maiden Global to the Company. At December 31, 2017, Maiden Global is allowed to pay dividends or distributions not exceeding $3.3 million. During 2017 and 2016, Maiden Global paid dividends to Maiden Holdings of $0.7 million and $0, respectively.
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
The table below summarizes our operating, investing and financing cash flows for the years ended December 31, 2017, 2016 and 2015:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands)
Operating activities	$458,534	$470,132	$634,298
Investing activities	(378,894)	(439,204)	(750,678)
Financing activities	(60,418)	(76,780)	99,751
Effect of exchange rate changes on foreign currency cash	2,950	1,958	(1,849)
Total increase (decrease) in cash and cash equivalents	$22,172	$(43,894)	$(18,478)

Cash Flows from Operating Activities
Cash flows from operations for the year ended December 31, 2017 were $458.5 million compared to $470.1 million for the year ended December 31, 2016, a 2.5% decrease. In 2016, operating cash flows were reduced by the settlement of a $107.0 million commutation with AmTrust. Excluding the impact of the commutation, cash flows from operations for the year ended December 31, 2017 were $118.6 million or 20.5% lower compared to the same period in 2016. This net decrease was the result of higher payment of losses and decline in gross premiums written in 2017 compared to 2016, offset by the increase in reserves for loss and LAE during the year ended December 31, 2017 of $187.8 million, which reflects the adverse prior year development recognized during 2017.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash used in investing activities was $378.9 million for the year ended December 31, 2017 compared to $439.2 million for the same period in 2016. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. For the year ended December 31, 2017, the purchases of fixed maturity securities exceeded the proceeds from the sales, maturities and calls by $365.6 million. Adding to the outflow was the increase in restricted cash and cash equivalents of $19.0 million offset by the net proceeds from other investing activities of $5.8 million.
Cash Flows from Financing Activities
The net cash (used in) provided by financing activities for the years ended December 31, 2017, 2016 and 2015 was as follows:

For the Year Ended December 31,	2017	2016	2015
	($ in thousands)
Cash flows from Financing Activities
Preference shares, net of issuance costs	$144,942	$(143)	$159,628
Issuance of common shares	1,081	1,931	3,318
Repurchase of common shares	(25,651)	(470)	(654)
Dividends paid - preference shares	(29,156)	(33,756)	(24,337)
Dividends paid - Maiden common shareholders	(51,634)	(43,127)	(38,204)
Redemption of 2012 senior notes	(100,000)	—	—
2016 Senior notes, net of issuance costs	—	106,285	—
Redemption of 2011 senior notes	—	(107,500)	—
Net cash (used in) provided by financing activities	$(60,418)	$(76,780)	$99,751

Cash flows used in financing activities were $60.4 million for the year ended December 31, 2017 compared to $76.8 million for the same period in 2016. The decrease in net cash outflow for the year ended December 31, 2017 compared to the same period in 2016 was due to the issuance of new preference shares with net proceeds of $144.9 million, which was partially used to redeem the 2012 senior notes issuance of $100.0 million. The net proceeds from the preference share issue were also offset by the repurchase of common shares of $25.7 million during 2017, the bulk of which was made under the Company's authorized share repurchase program. In addition, there was a decrease in dividends paid on preference shares of $4.6 million due to the mandatory conversion of Preference Shares Series B to Maiden's common shares during the third quarter of 2016, offset by the increase in dividends paid to common shareholders of $8.5 million due to an increased number of common shares outstanding as well as a higher dividend rate in 2017.
Restrictions, Collateral and Specific Requirements
Maiden Bermuda is generally required to post collateral security with respect to any reinsurance liabilities it assumes from ceding insurers domiciled in the U.S. in order for U.S. ceding companies to obtain credit on their U.S. statutory financial statements with respect to insurance liabilities ceded to them. Under applicable statutory provisions, the security arrangements may be in the form of letters of credit, reinsurance trusts maintained by trustees or funds withheld arrangements where assets are held by the ceding company.
Maiden Bermuda uses trust accounts, loan to related party and letters of credit to meet collateral requirements. Consequently, cash and cash equivalents and investments are pledged in favor of ceding companies in order to comply with relevant insurance regulations or contractual requirements.
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

At December 31, 2017 and 2016, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.9 billion and $4.4 billion, respectively. This collateral represents 90.8% and 90.0% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at December 31, 2017 and 2016, respectively. The $469.7 million increase was primarily attributable to the increase in assets provided as collateral for the AmTrust Reinsurance segment reflecting continued growth in both premiums and reserves.
The following table details additional information on those assets used as collateral at December 31, 2017 and 2016:

December 31,	2017			2016
($ in thousands)	Restricted Cash & Equivalents	Fixed Maturities	Total	Restricted Cash & Equivalents	Fixed Maturities	Total
Maiden US	$23,272	$1,028,975	$1,052,247	$26,990	$994,638	$1,021,628
Maiden Bermuda	27,791	170,698	198,489	26,993	199,172	226,165
Diversified Reinsurance	51,063	1,199,673	1,250,736	53,983	1,193,810	1,247,793
Maiden Bermuda	72,350	3,503,834	3,576,184	49,327	3,088,483	3,137,810
AmTrust Reinsurance	72,350	3,503,834	3,576,184	49,327	3,088,483	3,137,810
Maiden Bermuda	171	13,608	13,779	478	12,715	13,193
Other	171	13,608	13,779	478	12,715	13,193
Total	$123,584	$4,717,115	$4,840,699	$103,788	$4,295,008	$4,398,796
As a % of Consolidated Balance Sheet captions	100.0%	91.7%	91.9%	100.0%	90.9%	91.1%
Maiden Bermuda has also loaned funds to AmTrust totaling $168.0 million at December 31, 2017 and 2016, respectively, to partially satisfy its collateral requirements with AII. Advances under the loan have been secured by promissory notes and the loan is carried at cost.
Collateral arrangements with ceding insurers may subject our assets to security interests or require that a portion of our assets be pledged to, or otherwise held by, third parties. Both our trust accounts and letters of credit are fully collateralized by assets held in custodial accounts. Although the investment income derived from our assets, while held in trust, accrues to our benefit, the investment of these assets is governed by the terms of the letter of credit facilities or the investment regulations of the state or territory of domicile of the ceding insurer, which may be more restrictive than the investment regulations applicable to us under Bermuda law. The restrictions may result in lower investment yields on these assets, which may adversely affect our profitability.
We do not currently anticipate that the restrictions on liquidity resulting from restrictions on the payments of dividends by our subsidiary companies or from assets committed in trust accounts or those assets used to collateralize the letter of credit facilities will have a material impact on our ability to carry out our normal business activities, including our ability to make dividend payments on our common and preference shares.
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
During the year ended December 31, 2017, the yield on the 10-year U.S. Treasury bond decreased by 5 basis points to 2.40%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. After steadily falling to its yearly low of 2.05% in September 2017, the yields on the 10-year U.S. Treasury bond recovered 35 basis points in the last four months of 2017 to finish at 2.40%. The upward shift in the U.S. Treasury yield curve reflects a strengthening U.S. economy and the prospect of inflation. A strong U.S. labor market and higher government spending has encouraged central banks to move away from monetary easing policy at a gradual pace.
The movement in the market values of our AFS fixed maturity portfolio was a net gain of $50.4 million, primarily due to foreign exchange gains of $59.8 million arising mainly on our euro-denominated investment portfolio following the strengthening of the euro versus the U.S. dollar during the year ended December 31, 2017. Please see "Liquidity and Capital Resources - Capital Resources" on page 78 for further information.
At December 31, 2017, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves.

At December 31, 2017 and 2016, these respective durations in years were as follows:

December 31,	2017	2016
Fixed maturities and cash and cash equivalents	4.4	4.9
Reserve for loss and LAE	3.6	3.8
During the year ended December 31, 2017, the weighted average duration of our fixed maturity investment portfolio decreased by 0.5 years to 4.4 years and the duration for reserve for loss and LAE decreased by 0.2 years to 3.6 years. The differential in duration between these assets and liabilities may fluctuate over time and, in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency MBS and commercial mortgage-backed securities ("CMBS"). The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$60,711	$103	$(13)	$60,801	1.4%	0.2
U.S. agency bonds – mortgage-backed	2,026,305	8,074	(19,765)	2,014,614	2.9%	4.7
U.S. agency bonds – other	29,941	4	(163)	29,782	3.1%	8.5
Non-U.S. government and supranational bonds	33,381	231	(1,736)	31,876	2.7%	3.1
Asset-backed securities	317,544	4,065	(199)	321,410	4.0%	2.1
Corporate bonds	1,557,611	43,271	(17,571)	1,583,311	3.1%	5.0
Municipal bonds	2,500	76	—	2,576	4.2%	3.5
Total AFS fixed maturities	4,027,993	55,824	(39,447)	4,044,370	3.0%	4.4
HTM fixed maturities
Corporate bonds	1,037,464	28,694	(913)	1,065,245	3.6%	5.0
Municipal bonds	60,337	128	(84)	60,381	3.2%	4.8
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626	3.6%	5.0
Cash and cash equivalents	191,503	—	—	191,503	0.2%	0.0
Total	$5,317,297	$84,646	$(40,444)	$5,361,499	3.0%	4.4

December 31, 2016	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$5,186	$238	$(11)	$5,413	3.0%	2.4
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038	2.8%	4.9
U.S. agency bonds – other	18,082	20	—	18,102	3.2%	8.9
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934	2.4%	3.4
Asset-backed securities	217,232	3,713	(69)	220,876	4.6%	2.5
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205	3.5%	5.4
Municipal bonds	62,201	2,897	—	65,098	4.2%	6.5
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666	3.2%	5.1
HTM fixed maturities
Corporate bonds	752,212	16,370	(2,447)	766,135	3.6%	5.2
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Cash and cash equivalents	149,535	—	—	149,535	0.1%	0.0
Total	$4,907,389	$67,129	$(87,182)	$4,887,336	3.2%	4.9

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at December 31, 2017 and 2016:

December 31,	2017		2016
	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
($ in thousands)	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$91,054	$40,533	$61,219	$—
Due after one year through five years	582,583	333,003	560,141	260,557
Due after five years through ten years	1,009,652	724,265	1,371,356	486,568
Due after ten years	25,057	—	42,036	5,087
	1,708,346	1,097,801	2,034,752	752,212
U.S. agency bonds – mortgage-backed	2,014,614	—	1,716,038	—
Asset-backed securities	321,410	—	220,876	—
Total fixed maturities	$4,044,370	$1,097,801	$3,971,666	$752,212
At December 31, 2017, 98.5% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at December 31, 2017 and 2016 were as follows:

December 31,	2017		2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$241,238	11.8%	$368,142	21.2%
FNMA – fixed rate	1,007,345	49.3%	800,947	46.2%
FNMA – variable rate	—	—%	17,761	1.0%
FHLMC – fixed rate	766,031	37.4%	523,983	30.2%
FHLMC – variable rate	—	—%	5,205	0.3%
Total U.S. agency bonds - mortgage-backed	2,014,614	98.5%	1,716,038	98.9%
Non-MBS fixed rate U.S. agency bonds	29,782	1.5%	18,102	1.1%
Total U.S. agency bonds	$2,044,396	100.0%	$1,734,140	100.0%
The following table provides a summary of changes in fair value associated with our Agency MBS portfolio:

December 31,	2017	2016
Agency MBS:	($ in thousands)
Beginning balance	$1,716,038	$1,476,991
Purchases	790,174	637,072
Sales, calls and paydowns	(478,462)	(381,529)
Net realized (losses) gains on sales – included in net (loss) income	(992)	230
Change in net unrealized losses – included in other comprehensive income	(7,293)	(9,633)
Amortization of bond premium and discount	(4,851)	(7,093)
Ending balance	$2,014,614	$1,716,038
Our Agency MBS portfolio is 39.2% of our fixed maturity investments at December 31, 2017. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At December 31, 2017 and 2016, 99.0% and 96.5%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less.

The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at December 31,	2017		2016
($ in thousands)	Amortized cost	Fair value	Amortized cost	Fair value
U.S. treasury bonds	$60,711	$60,801	$5,186	$5,413
U.S. agency bonds	2,056,246	2,044,396	1,738,518	1,734,140
AAA	245,562	249,073	170,515	171,090
AA+, AA, AA-	204,792	207,898	238,315	237,169
A+, A, A-	1,381,031	1,404,451	1,386,023	1,374,860
BBB+, BBB, BBB-	1,125,471	1,149,511	1,053,529	1,047,376
BB+ or lower	51,981	53,866	165,768	167,753
Total	$5,125,794	$5,169,996	$4,757,854	$4,737,801

(1)	Ratings as assigned by S&P, or equivalent
The security holdings by sector and financial strength rating of our corporate bond holdings at December 31, 2017 and 2016 were as follows:

	Ratings(1)
December 31, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	0.6%	$165,197	6.2%
Communications	—%	0.6%	1.0%	5.9%	—%	197,932	7.5%
Consumer	—%	0.6%	12.4%	12.9%	—%	685,105	25.9%
Energy	—%	1.0%	3.9%	3.3%	0.8%	238,075	9.0%
Financial Institutions	1.4%	2.5%	24.2%	12.4%	—%	1,072,813	40.5%
Industrials	—%	—%	2.4%	3.3%	0.1%	151,259	5.8%
Technology	—%	1.2%	2.6%	0.8%	0.5%	138,175	5.1%
Total Corporate bonds	1.4%	5.9%	48.0%	42.7%	2.0%	$2,648,556	100.0%

	Ratings(1)
December 31, 2016	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
						($ in thousands)
Corporate bonds
Basic Materials	—%	—%	1.5%	4.1%	2.4%	$213,904	8.0%
Communications	—%	0.5%	1.3%	6.6%	—%	223,984	8.4%
Consumer	—%	0.4%	14.9%	8.9%	0.3%	657,717	24.5%
Energy	—%	1.0%	3.8%	2.7%	2.1%	256,449	9.6%
Financial Institutions	1.4%	2.3%	22.1%	12.6%	0.2%	1,035,759	38.6%
Industrials	—%	0.8%	2.0%	2.9%	0.6%	170,030	6.3%
Technology	—%	2.2%	1.1%	0.6%	0.7%	124,497	4.6%
Total Corporate bonds	1.4%	7.2%	46.7%	38.4%	6.3%	$2,682,340	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At December 31, 2017, the Company’s ten largest corporate holdings, all of which are U.S. dollar denominated and 69.6% of which are in the Financial Institutions sector, as carried at fair value and as a percentage of all fixed income securities, were as follows:

December 31, 2017	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Australia and New Zealand Banking Group, 3.70% Due 11/16/2025	$26,272	0.5%	AA-
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	26,270	0.5%	AA-
Morgan Stanley, 4.00% Due 7/23/2025	26,177	0.5%	BBB+
JP Morgan Chase & Co, 3.90% Due 7/15/2025	20,966	0.4%	A-
Gilead Sciences Inc, 3.65% Due 3/1/2026	20,748	0.4%	A
Vale Overseas Ltd, 4.375% Due 1/11/2022	20,680	0.4%	BBB-
BNP Paribas, 5.00% Due 1/15/2021	20,531	0.4%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	20,526	0.4%	A-
The Allstate Corporation, 3.28%, Due 12/15/2026	20,302	0.4%	A-
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	20,063	0.4%	A+
Total	$222,535	4.3%

(1)	Ratings as assigned by S&P, or equivalent
At December 31, 2017 and December 31, 2016, respectively, we hold the following non-U.S. dollar denominated securities:

December 31,	2017		2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$434,963	93.4%	$345,646	92.3%
Non-U.S. government and supranational bonds	30,899	6.6%	28,980	7.7%
Total non-U.S. dollar denominated AFS securities	$465,862	100.0%	$374,626	100.0%
At December 31, 2017 and December 31, 2016, respectively, these non-U.S. securities are invested in the following currencies:

December 31,	2017		2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$398,680	85.6%	$315,768	84.3%
British Pound	43,252	9.3%	39,154	10.5%
Australian Dollar	14,182	3.0%	10,089	2.7%
Canadian Dollar	5,254	1.1%	3,360	0.9%
All other	4,494	1.0%	6,255	1.6%
Total non-U.S. dollar denominated AFS securities	$465,862	100.0%	$374,626	100.0%
The net increase in non-U.S. dollar denominated fixed maturities is primarily due to purchases made during the year ended December 31, 2017. At December 31, 2017 and December 31, 2016, all of the Company's non-U.S. government and supranational issuers were rated A+ or higher by S&P. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1) at December 31,	2017		2016
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$37,719	8.7%	$31,704	9.2%
AA+, AA, AA-	35,686	8.2%	30,535	8.8%
A+, A, A-	176,657	40.6%	161,845	46.8%
BBB+, BBB, BBB-	184,901	42.5%	114,456	33.1%
BB+ or lower	—	—%	7,106	2.1%
Total non-U.S. dollar denominated corporate bonds	$434,963	100.0%	$345,646	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. dollar denominated currencies at December 31, 2017 and December 31, 2016, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at December 31, 2017 and 2016:

December 31,	2017	2016	Change	Change
	($ in thousands)%
Reinsurance balances receivable, net	$345,043	$410,166	$(65,123)	(15.9)%
Reinsurance recoverable on unpaid losses	117,611	99,936	17,675	17.7%
Reserve for loss and LAE	3,547,248	2,896,496	650,752	22.5%
The reinsurance balances receivable decreased by 15.9% while the reinsurance recoverable on unpaid losses increased by 17.7% and the reserve for loss and LAE increased by 22.5% as at December 31, 2017 compared to December 31, 2016. The lower amount of net reinsurance balances receivable as at December 31, 2017 was primarily due to higher amount of losses paid in both our operating segments which were offset against the reinsurance premium receivable. The gross premiums written during the year ended December 31, 2017 also declined by $15.3 million or 0.5% compared to the same period in 2016. The reserve for loss and LAE increased due to adverse prior year development of $321.5 million recognized during 2017 from both of our reporting segments and from our run-off business in the Other category as well as higher initial loss ratio pick in 2017 compared to 2016 in both of our reporting segments. The higher reinsurance recoverable on unpaid losses as at December 31, 2017 compared to the prior year end was primarily due to the increase in reserve for loss and LAE combined with the adverse loss development discussed above.
Capital Resources
Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources decreased by $228.6 million, or 13.3% at December 31, 2017, compared to December 31, 2016. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months. The following table shows the movement in total capital resources at December 31, 2017 and 2016:

December 31,	2017	2016	Change	Change
	($ in thousands)%
Preference shares	$465,000	$315,000	$150,000	47.6%
Common shareholders' equity	767,174	1,045,797	(278,623)	(26.6)%
Total Maiden shareholders' equity	1,232,174	1,360,797	(128,623)	(9.5)%
Senior Notes - principal amount	262,500	362,500	(100,000)	(27.6)%
Total capital resources	$1,494,674	$1,723,297	$(228,623)	(13.3)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Total Maiden shareholders' equity at December 31, 2017 decreased by $128.6 million, or 9.5%, compared to December 31, 2016 primarily due to:

•	net loss attributable to Maiden of $169.9 million. See "Results of Operations - Net Income" on page 60 for a discussion of the Company’s net loss for the year ended December 31, 2017;

•	dividends declared of $80.3 million related to the Company’s common and preferred shares;

•	shares repurchased of $25.7 million; and

•
net decrease in AOCI of $1.6 million which arose due to: 1) decrease in cumulative translation adjustments of $44.2 million due to the effect of the appreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities); and offset by 2) an increase in net unrealized gains on investment of $42.6 million which arose from the net decrease in our U.S. dollar denominated investment portfolio of $17.2 million relating to market price movements and an increase in our non-U.S. dollar denominated investment portfolio of $59.8 million, primarily due to the strengthening of the euro and British pound relative to the U.S. dollar during 2017.

These decreases were offset by:

•	issuance of new preference shares with net proceeds of $144.9 million after issuance cost of $5.1 million; and

•	net increase resulting from other share based transactions of $4.0 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the year ended December 31, 2017, the Company repurchased a total of 3,667,134 common shares at an average price of $6.84 per share under its share repurchase authorization. At December 31, 2017, the Company has a remaining authorization of $74.9 million for share repurchases.
Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K for a discussion of the equity instruments issued by the Company at December 31, 2017 and 2016.
Senior Notes
On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100.0 million plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2.8 million. Please see related discussion in "Notes to Consolidated Financial Statements Note 7. Long Term Debt" and "Note 13. Shareholders' Equity" included under Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. There were no further changes in the Company’s Senior Notes at December 31, 2017 compared to December 31, 2016 and the Company did not enter into any short-term borrowing arrangements during the year ended December 31, 2017.
We have, and expect to continue, to fund a portion of our capital requirements through issuances of senior securities, including secured and unsecured debt securities, or issuances of common or preference shares. For flexibility, we have a current universal shelf registration statement that allows for the public offering and sale of our debt securities, common shares, preference shares and warrants to purchase such securities. The issuance of debt or equity securities will depend on future market conditions, funding needs and other factors and there can be no assurance that any such issuance will occur or be successful.
Financial Strength Ratings
The Company's principal operating subsidiaries are rated A (Excellent) with a stable outlook by A.M. Best and has remained unchanged throughout the reporting period. The rating of A (Excellent) is the third highest of sixteen rating levels.
On November 17, 2017, S&P lowered its long-term issuer credit and financial strength ratings on our principal operating subsidiaries to 'BBB' from 'BBB+' (Good). S&P also lowered our long-term issuer credit and senior debt ratings to 'BB+' from 'BBB-'. Subsequently, we requested that S&P withdraw its ratings of the Company. The outlook was negative at the time of withdrawal. Our withdrawal of the S&P rating did not have a material impact on opportunities in the subsequent months and there has not been a noticeable reduction in current underwriting opportunities.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized below. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. The Company’s aggregate contractual obligations at December 31, 2017 are as follows:

	Payment Due by Period
December 31, 2017	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Contractual Obligations	($ in thousands)
Operating lease obligations(1)	$5,139	$1,490	$2,211	$1,438	$—
Reinsurance purchase commitments(2)	1,305	1,305	—	—	—
Senior notes (including interest payments)(3)	776,562	19,107	38,212	38,212	681,031
Reserve for loss and LAE(4)	3,547,248	1,167,866	1,208,250	524,362	646,770
Other investments - unfunded commitments(5)	306	—	306	—	—
Total	$4,330,560	$1,189,768	$1,248,979	$564,012	$1,327,801
(1) The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2022.

(2) We purchase retrocessional protection for our reinsurance lines of business. The minimum and deposit premiums are contractually due in advance on a quarterly basis.
(3) For further details on the terms of our Senior notes, refer to "Notes to Consolidated Financial Statements, Note 7. Long-Term Debt included under Item 8 "Financial Statement and Supplementary Data".
(4) The amounts included for reserve for loss and LAE reflect the estimated timing of expected loss payments on known claims and anticipated future claims at December 31, 2017. Both the amount and timing of cash flows are uncertain and do not have contractual payout terms. For a discussion of these uncertainties, please refer to "Critical Accounting Policies — Reserve for Loss and Loss Adjustment Expenses" section included under Item 7 of this Annual Report on Form 10-K for the year ended December 31, 2017.
(5) We have unfunded investment commitments related to our investments in limited partnerships, which are callable by our investment managers.
Due to the inherent uncertainty in the process of estimating the timing of these payments, there is a risk that the amounts paid in any period will differ significantly from those disclosed. Total estimated obligations will be funded by existing cash and investments.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At December 31, 2017, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses amounted to $14.9 million during the year ended December 31, 2017 compared to net foreign exchange gains of $13.4 million and $7.4 million during the years ended December 31, 2016 and 2015, respectively.
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

Off-Balance Sheet Arrangements
At December 31, 2017, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
Recent Accounting Pronouncements
Refer to "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included under Item 8 "Financial Statement and Supplementary Data", of this Form 10-K for a discussion on recently issued accounting pronouncements not yet adopted.

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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At December 31, 2017, we had AFS fixed maturity securities with a fair value of $4.0 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at December 31, 2017 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at December 31, 2017:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$3,695,968	$(348,402)	(28.3)%
100 basis point increase	3,864,420	(179,950)	(14.6)%
No change	4,044,370	—	—%
100 basis point decrease	4,235,523	191,153	15.5%
200 basis point decrease	4,440,865	396,495	32.2%
The interest rate sensitivity on the $168.0 million loan to related party means that a change in interest rates would impact our earnings and cash flows but would not affect the carrying value of the loan, which is carried at cost. Effective December 18, 2017, the loan carries an interest rate equivalent to the Federal Funds Effective Rate plus 200 basis points per annum. Therefore, an increase of 100 and 200 basis points in the Federal Funds Effective Rate would increase our earnings and cash flows by $1.7 million and $3.4 million, respectively, on an annual basis.
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2016. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at December 31, 2017 and 2016:

December 31,	2017	2016
Ratings(1)
AA+ or better	45.4%	41.3%
AA, AA-, A+, A, A-	31.5%	33.2%
BBB+, BBB, BBB-	22.1%	22.0%
BB+ or lower	1.0%	3.5%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At December 31, 2017, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" in Item 7 of Part II of this Annual Report on Form 10-K), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.5% and 4.3% of the Company’s total fixed income securities, respectively.

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
The Company has exposure to credit risk, as it relates to its business written through brokers if any, if the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. Please see "Business and Risk Factors" in Item 1 and 1A of Part I of this Annual Report on Form 10-K, respectively, for detailed information on three brokers that accounted for approximately 31.9% of the Company’s gross premiums written in our Diversified Reinsurance segment for the year ended December 31, 2017.
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at December 31, 2017 were $345.0 million, including balances both currently due and accrued.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at December 31, 2017.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $117.6 million at December 31, 2017 compared to $99.9 million at December 31, 2016. At December 31, 2017, $40.0 million or 34.0% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (2016 - $54.8 million or 54.8% and with a credit rating of A+). Furthermore, at December 31, 2017, $45.8 million or 39.0% (2016 - $23.8 million or 23.8%) of these reinsurance recoverables relate to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at December 31, 2017 and 2016:

December 31,	2017	2016
A or better	98.6%	97.2%
B++ or worse	1.4%	2.8%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the year ended December 31, 2017 and as at December 31, 2017, 7.5% of our net premiums written and 9.3% of our reserve for loss and LAE were transacted in euro, respectively.
 We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At December 31, 2017, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $2.0 million and $4.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.
See our Consolidated Financial Statements and Notes thereto and required financial statement schedules commencing on pages F-1 through F-68 and S-1 through S-7 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Report, our management has performed an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) at December 31, 2017. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, at December 31, 2017, our Company’s disclosure controls and procedures were effective.
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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management, including our Principal Executive Officer and Principal Financial Officer, have concluded that our internal control over financial reporting is effective as of December 31, 2017 based on those criteria.
The Company's independent auditors have issued an audit opinion on the Company's internal control over financial reporting as of December 31, 2017. This report appears below.
Changes in Internal Control Over Financial Reporting
No changes were made in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d) – 15(f), during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Maiden Holdings, Ltd.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Maiden Holdings, Ltd. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 1, 2018

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement for our Annual Meeting of Shareholders to be held on May 8, 2018 (the "Proxy Statement") captioned "Election of Directors", "Executive Officers", "Audit Committee", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Nominating and Corporate Governance Committee".
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
Item 11. Executive Compensation.
The information required by this item is incorporated by reference from the information responsive thereto in the sections in the Proxy Statement captioned "Compensation Discussion and Analysis", "Director Compensation for 2017", "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report".
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
Item 16. Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Pembroke, Bermuda on March 1, 2018.

MAIDEN HOLDINGS, LTD.
By:
/s/ Arturo M. Raschbaum
Name: Arturo M. Raschbaum Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Arturo M. Raschbaum	President and Chief Executive Officer	March 1, 2018
Arturo M. Raschbaum	(Principal Executive Officer)
/s/ Karen L. Schmitt	Chief Financial Officer	March 1, 2018
Karen L. Schmitt	(Principal Financial Officer)
/s/ Michael J. Tait	Chief Accounting Officer	March 1, 2018
Michael J. Tait	(Principal Accounting Officer)
/s/ Barry D. Zyskind	Chairman	March 1, 2018
Barry D. Zyskind
/s/ Raymond M. Neff	Director	March 1, 2018
Raymond M. Neff
/s/ Simcha G. Lyons	Director	March 1, 2018
Simcha G. Lyons
/s/ Yehuda L. Neuberger	Director	March 1, 2018
Yehuda L. Neuberger
/s/ Steven H. Nigro	Director	March 1, 2018
Steven H. Nigro

EXHIBIT INDEX

Exhibit No.	Description	Reference
3.1	Memorandum of Association (as amended)	(1)
3.2	Bye-Laws	(2)
4.1	Form of Common Share Certificate	(2)
4.2	Registration Rights Agreement by and between Maiden Holdings, Ltd. and Friedman, Billings, Ramsey & Co., Inc., dated as of July 3, 2007	(2)
4.3	Form of Indenture for Debt Securities by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(3)
4.4	Second Supplemental Indenture, dated March 27, 2012, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(4)
4.5	Form of 8.000% Notes due 2042 (included in Exhibit 4.4)	(4)
4.6	Certificate of Designations of 8.25% Non-Cumulative Preference Shares, Series A, adopted on August 7, 2012	(5)
4.7	Form of stock certificate evidencing 8.25% Series A Preference Share (included in Exhibit 4.6)	(5)
4.8	Third Supplemental Indenture, dated November 25, 2013, by and among Maiden Holdings North America, Ltd., Maiden Holdings, Ltd., as guarantor, and Wilmington Trust Company, as trustee	(6)
4.9	Form of 7.75% Notes due 2043 (included in Exhibit 4.8)	(6)
4.10	Certificate of Designations of 7.125% Non-Cumulative Preference Shares, Series C, adopted on November 4, 2015	(7)
4.11	Form of stock certificate evidencing 7.125% Non-Cumulative Preference Shares, Series C (included in Exhibit 4.10)	(7)
4.12	Form of Indenture for Debt Securities by and between Maiden Holdings, Ltd., and Wilmington Trust National Association, as trustee	(8)
4.13	First Supplemental Indenture, dated as of June 14, 2016, by and between Maiden Holdings, Ltd., as guarantor, and Wilmington Trust National Association, as trustee	(8)
4.14	Certificate of Designations of 6.700% Non-Cumulative Preference Shares, Series D, adopted on May 2, 2017	(9)
4.15	Form of stock certificate evidencing 6.700% Non-Cumulative Preference Shares, Series D (included in Exhibit 4.14)	(9)
10.1*	Amended and Restated Maiden Holdings, Ltd. 2007 Share Incentive Plan as of July 26, 2011	(10)
10.2*	Form of Share Option Agreement for Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.3*	Form of Share Option Agreement for Non-Employee Recipients of Options under Amended and Restated 2007 Share Incentive Plan	(2)
10.4*	Form of Performance-Based Restricted Share Unit Agreement for Employee Recipients of Restricted Share Units under the Amended and Restated 2007 Share Incentive Plan	(10)
10.5*	Form of Employment Agreement by and between Maiden and Arturo M. Raschbaum, Karen L. Schmitt, Patrick J. Haveron, Thomas Highet and Lawrence F. Metz, dated as of November 1, 2011	(11)
10.6	Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of July 3, 2007	(2)
10.7	Amendment No. 1 to the Master Agreement by and between Maiden Holdings, Ltd. and AmTrust Financial Services, Inc., dated as of September 17, 2007	(2)
10.8	Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. and dated as of June 1, 2008	(12)
10.9	Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of November 16, 2007	(13)
10.10	Amendment No. 1 to the Loan Agreement by and between AmTrust International Insurance, Ltd. and Maiden Insurance Company Ltd., dated as of February 15, 2008	(13)

10.11	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Insurance Company Ltd., dated as of July 3, 2007	(2)
10.12	First Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., and Maiden Holdings North America, Ltd., dated as of November 3, 2008	(14)
10.13	Second Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd. and Maiden Reinsurance Company, dated as of December 23, 2008	(14)
10.14	Third Amendment to Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of September 1, 2009	(14)
10.15	Asset Management Agreement by and between AII Insurance Management Limited, Maiden Insurance Company Ltd., Maiden Holdings, Ltd., Maiden Holdings North America, Ltd., Maiden Reinsurance Company and Maiden Specialty Insurance Company dated as of August 6, 2010	(14)
10.16	Asset Management Agreement by and between AII Insurance Management Limited and Maiden Life Försäkrings AB dated as of October 11, 2013	(15)
10.17	Reinsurance Brokerage Agreement by and between Maiden Insurance Company Ltd. and AII Reinsurance Broker Ltd., dated as of July 3, 2007	(2)
10.18	Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries Limited, dated as of January 1, 2008	(13)
10.19	Reinsurance Brokerage Services Agreement between Maiden Insurance Company Ltd. and IGI Intermediaries, Inc., dated as of April 3, 2008	(16)
10.20	Endorsement No. 1 to the Amended and Restated Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of July 26, 2011	(10)
10.21	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust International Insurance, Ltd. dated as of March 7, 2013	(17)
10.22	Endorsement No. 3 to the Amended and Restated Quota Share Agreement between AmTrust International Insurance, Ltd. and Maiden Reinsurance Ltd. dated as of September 30, 2015	(18)
10.23	Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of April 1, 2011	(10)
10.24	Endorsement No. 1 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 26, 2011	(10)
10.25	Endorsement No. 2 to the Quota Share Reinsurance Contract by and between Maiden Insurance Company Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of August 7, 2012	(19)
10.26
Endorsement No. 3 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of March 1, 2015
		†
10.27	Endorsement No. 4 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust Europe Limited and/or AmTrust International Underwriters Limited dated as of July 1, 2016	(20)
10.28	Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company, dated as March 1, 2010	(14)
10.29	Addendum No. 1 to Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as October 1, 2012	(16)
10.30	Termination of Personal and Commercial Automobile Quota Share Reinsurance Agreement by and between Maiden Insurance Company Ltd. and Integon National Insurance Company and others, dated as August 1, 2013	(15)
10.31	Form of Indemnification Agreement between Maiden Holdings, Ltd. and its officers and directors	(13)
21.1	Subsidiaries of the registrant	†
23.1	Consent of Deloitte Ltd.	†
23.2	Consent of BDO USA, LLP	†

31.1	Section 302 Certification of CEO	†
31.2	Section 302 Certification of CFO	†
32.1	Section 906 Certification of CEO	†
32.2	Section 906 Certification of CFO	†
101.1
The following financial information from Maiden Holdings, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensive Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) the Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Financial Statement Schedules.
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

(3)	Incorporated by reference to the filing of such exhibit with the registrant's Registration Statement on S-3 filed with the SEC on February 7, 2011 (File Nos. 333-172107 and 333-172107-01).

(4)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on March 27, 2012 (File No. 001-34042).

(5)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on August 22, 2012 (File No. 001-34042).

(6)	Incorporated by reference to the filing of such exhibit with the registrant's Current Report on Form 8-K filed with the SEC on November 25, 2013 (File No. 001-34042).

(7)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on November 25, 2015 (File No. 001-34042).

(8)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 14, 2016 (File No. 001-34042).

(9)	Incorporated by reference to the filing of such exhibit with the registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2017 (File No. 001-34042).

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

(18)	Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016 filed with the SEC on August 9, 2016 (No. 001-34042).

(19)
Incorporated by reference to the filing of such exhibit with the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed with the SEC on August 9, 2012 (File No. 001-34042).

(20)
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
* Management contract or compensatory plan or arrangement

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Maiden Holdings, Ltd.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2017, the related consolidated statement of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the year ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 for the year ended December 31, 2017 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte Ltd.

Hamilton, Bermuda
March 1, 2018

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Maiden Holdings, Ltd.
Hamilton, Bermuda

We have audited the accompanying consolidated balance sheets of Maiden Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Maiden Holdings, Ltd. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
March 6, 2017

MAIDEN HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(In thousands of U.S. dollars, except share and per share data)

	2017	2016
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2017: $4,027,993; 2016: $4,005,642)	$4,044,370	$3,971,666
Fixed maturities, held-to-maturity, at amortized cost (fair value 2017: $1,125,626; 2016: $766,135)	1,097,801	752,212
Other investments, at fair value (cost 2017: $5,219; 2016: $10,057)	6,600	13,060
Total investments	5,148,771	4,736,938
Cash and cash equivalents	67,919	45,747
Restricted cash and cash equivalents	123,584	103,788
Accrued investment income	34,993	36,517
Reinsurance balances receivable, net (includes $50,415 and $132,056 from related parties in 2017 and 2016, respectively)	345,043	410,166
Reinsurance recoverable on unpaid losses (includes $2,204 and $5,085 from related parties in 2017 and 2016, respectively)	117,611	99,936
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $359,964 and $339,172 from related parties in 2017 and 2016, respectively)	439,597	424,605
Goodwill and intangible assets, net	75,583	77,715
Other assets	123,113	148,912
Total assets	$6,644,189	$6,252,299
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,298,822 and $1,776,784 from related parties in 2017 and 2016, respectively)	$3,547,248	$2,896,496
Unearned premiums (includes $1,179,285 and $1,152,484 from related parties in 2017 and 2016, respectively)	1,477,038	1,475,506
Accrued expenses and other liabilities	132,795	167,736
Senior notes - principal amount	262,500	362,500
Less unamortized issuance costs	8,018	11,091
Senior notes, net	254,482	351,409
Total liabilities	5,411,563	4,891,147
Commitments and Contingencies
EQUITY
Preference shares	465,000	315,000
Common shares ($0.01 par value; 87,730,054 and 87,321,012 shares issued in 2017 and 2016, respectively; 82,974,895 and 86,271,109 shares outstanding in 2017 and 2016, respectively)	877	873
Additional paid-in capital	748,113	749,256
Accumulated other comprehensive income	13,354	14,997
Retained earnings	35,472	285,662
Treasury shares, at cost (4,755,159 and 1,049,903 shares in 2017 and 2016, respectively)	(30,642)	(4,991)
Total Maiden shareholders’ equity	1,232,174	1,360,797
Noncontrolling interests in subsidiaries	452	355
Total equity	1,232,626	1,361,152
Total liabilities and equity	$6,644,189	$6,252,299
See accompanying notes to Consolidated Financial Statements
MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of U.S. dollars, except share and per share data)

For the Year Ended December 31,	2017	2016	2015
Revenues
Gross premiums written	$2,816,051	$2,831,348	$2,662,825
Net premiums written	$2,761,988	$2,654,952	$2,514,116
Change in unearned premiums	(29,209)	(86,802)	(85,047)
Net premiums earned	2,732,779	2,568,150	2,429,069
Other insurance revenue	9,802	10,817	11,512
Net investment income	166,345	145,892	131,092
Net realized gains on investment	12,222	6,774	2,498
Total other-than-temporary impairment losses	—	—	(1,060)
Total revenues	2,921,148	2,731,633	2,573,111
Expenses
Net loss and loss adjustment expenses	2,160,011	1,819,906	1,633,570
Commission and other acquisition expenses	820,758	773,664	724,197
General and administrative expenses	70,560	66,984	64,872
Interest and amortization expenses	23,260	28,173	29,063
Accelerated amortization of senior note issuance cost	2,809	2,345	—
Amortization of intangible assets	2,132	2,461	2,840
Foreign exchange and other losses (gains)	14,921	(11,612)	(7,753)
Total expenses	3,094,451	2,681,921	2,446,789
(Loss) income before income taxes	(173,303)	49,712	126,322
Less: income tax (benefit) expense	(3,558)	1,574	2,038
Net (loss) income	(169,745)	48,138	124,284
Add: net (income) loss attributable to noncontrolling interests	(151)	842	192
Net (loss) income attributable to Maiden	(169,896)	48,980	124,476
Dividends on preference shares	(29,156)	(33,756)	(24,337)
Net (loss) income attributable to Maiden common shareholders	$(199,052)	$15,224	$100,139
Basic (loss) earnings per share attributable to Maiden common shareholders	$(2.32)	$0.20	$1.36
Diluted (loss) earnings per share attributable to Maiden common shareholders	$(2.32)	$0.19	$1.31
Dividends declared per common share	$0.60	$0.57	$0.53
Weighted average number of common shares - basic	85,678,232	77,534,860	73,478,544
Adjusted weighted average number of common shares and assumed conversions - diluted	85,678,232	78,686,943	85,638,235

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands of U.S. dollars)

For the Year Ended December 31,	2017	2016	2015
Net (loss) income	$(169,745)	$48,138	$124,284
Other comprehensive (loss) income
Net unrealized holdings gains (losses) on available-for-sale fixed maturities arising during the period	44,414	32,788	(132,511)
Adjustment for reclassification of net realized (gains) losses recognized in net (loss) income	(1,816)	576	(263)
Foreign currency translation adjustment	(44,187)	5,373	13,566
Other comprehensive (loss) income, before tax	(1,589)	38,737	(119,208)
Income tax benefit related to components of other comprehensive income	7	32	83
Other comprehensive (loss) income, after tax	(1,582)	38,769	(119,125)
Comprehensive (loss) income	(171,327)	86,907	5,159
Net (income) loss attributable to noncontrolling interests	(151)	842	192
Other comprehensive (income) loss attributable to noncontrolling interests	(61)	(5)	65
Comprehensive (income) loss attributable to noncontrolling interests	(212)	837	257
Comprehensive (loss) income attributable to Maiden	$(171,539)	$87,744	$5,416

See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands of U.S. dollars)

For the Year Ended December 31,	2017	2016	2015
Preference shares – Series A, B, C and D
Beginning balance	$315,000	$480,000	$315,000
Issuance of Preference Shares – Series D	150,000	—	—
Mandatory conversion of Preference Shares – Series B	—	(165,000)	—
Issuance of Preference Shares – Series C	—	—	165,000
Ending balance	465,000	315,000	480,000
Common shares
Beginning balance	873	747	739
Shares issued on mandatory conversion of Preference Shares – Series B	—	121	—
Exercise of options and issuance of common shares	4	5	8
Ending balance	877	873	747
Additional paid-in capital
Beginning balance	749,256	579,178	578,445
Exercise of options and issuance of common shares	1,077	1,926	3,310
Share-based compensation expense	2,938	3,414	2,938
Issuance costs of Preference Shares	(5,058)	—	(5,515)
Mandatory conversion of Preference Shares – Series B	—	164,879	—
Others	(100)	(141)	—
Ending balance	748,113	749,256	579,178
Accumulated other comprehensive income (loss)
Beginning balance	14,997	(23,767)	95,293
Change in net unrealized gains (losses) on investment	42,605	33,396	(132,691)
Foreign currency translation adjustment	(44,248)	5,368	13,631
Ending balance	13,354	14,997	(23,767)
Retained earnings
Beginning balance	285,662	316,184	255,084
Net (loss) income attributable to Maiden	(169,896)	48,980	124,476
Dividends on preference shares	(29,156)	(33,756)	(24,337)
Dividends on common shares	(51,138)	(45,746)	(39,039)
Ending balance	35,472	285,662	316,184
Treasury shares
Beginning balance	(4,991)	(4,521)	(3,867)
Shares repurchased	(25,651)	(470)	(654)
Ending balance	(30,642)	(4,991)	(4,521)
Noncontrolling interests in subsidiaries
Beginning balance	355	1,278	472
Acquisition of subsidiary	—	14	1,378
Acquisition of minority interest in subsidiaries	(115)	(69)	—
Dividend paid to noncontrolling interest	—	(31)	(315)
Net income (loss) attributable to noncontrolling interests	151	(842)	(192)
Foreign currency translation adjustment	61	5	(65)
Ending balance	452	355	1,278
Total equity	$1,232,626	$1,361,152	$1,349,099
See accompanying notes to Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of U.S. dollars)

For the Year Ended December 31,	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(169,745)	$48,138	$124,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	11,825	20,303	9,716
Net realized gains on investment	(12,222)	(6,774)	(2,498)
Net impairment losses recognized in earnings	—	—	1,060
Foreign exchange losses (gains)	14,921	(11,612)	(7,753)
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	71,458	(33,116)	127,506
Reinsurance recoverable on unpaid losses	(17,419)	(29,308)	(20,721)
Accrued investment income	2,171	(4,354)	(5,086)
Deferred commission and other acquisition expenses	(13,138)	(29,405)	(26,546)
Other assets	21,821	(37,182)	(76,599)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	595,063	407,267	304,254
Unearned premiums	(6,529)	125,775	154,642
Accrued expenses and other liabilities	(39,672)	20,400	52,039
Net cash provided by operating activities	458,534	470,132	634,298
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(1,374,462)	(1,372,049)	(1,463,556)
Purchases of other investments	(986)	(172)	(217)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	548,744	129,306	129,152
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	420,428	657,819	541,081
Proceeds from maturities and calls of fixed maturities – held-to-maturity	39,653	6,172	—
Proceeds from sale and redemption of other investments	11,702	1,481	456
(Increase) decrease in restricted cash and cash equivalents	(19,038)	138,861	34,980
Other, net	(4,935)	(622)	7,426
Net cash used in investing activities	(378,894)	(439,204)	(750,678)
Cash flows from financing activities:
Preference shares, net of issuance costs	144,942	(143)	159,628
2016 Senior notes, net of issuance costs	—	106,285	—
Redemption of 2012 Senior Notes	(100,000)	—	—
Redemption of 2011 Senior Notes	—	(107,500)	—
Issuance of common shares	1,081	1,931	3,318
Repurchase of common shares	(25,651)	(470)	(654)
Dividends paid – Maiden common shareholders	(51,634)	(43,127)	(38,204)
Dividends paid – preference shares	(29,156)	(33,756)	(24,337)
Net cash (used in) provided by financing activities	(60,418)	(76,780)	99,751
Effect of exchange rate changes on foreign currency cash	2,950	1,958	(1,849)
Net increase (decrease) in cash and cash equivalents	22,172	(43,894)	(18,478)
Cash and cash equivalents, beginning of period	45,747	89,641	108,119
Cash and cash equivalents, end of period	$67,919	$45,747	$89,641
Supplemental information on cash flows
Interest paid	$23,106	$27,897	$28,687
Taxes paid	555	494	789
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
2. Significant Accounting Policies
Basis of Reporting and Consolidation — These Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of Maiden Holdings and all of its subsidiaries. These Consolidated Financial Statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the period and all such adjustments are of a normal recurring nature. All significant intercompany transactions and accounts have been eliminated. Certain prior year comparatives have been reclassified to conform to the current year presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
Estimates — The preparation of U.S. GAAP Consolidated Financial Statements requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. The significant estimates include, but are not limited to, reserve for loss and loss adjustment expenses ("loss and LAE"); recoverability of deferred commission and other acquisition expenses; determination of impairment of goodwill and other intangible assets; valuation of financial instruments; and determination of other-than-temporary impairment ("OTTI") of investments.
During the fourth quarter of 2017, the Company increased the reserve for loss and LAE primarily in both our Diversified Reinsurance and AmTrust Reinsurance segments. The Company recorded unfavorable reserve development which reduced both its consolidated net income and net income attributable to Maiden for the year ended December 31, 2017 by approximately $170,960 or $1.99 per basic and diluted common share.
Investments — The Company currently classifies its fixed maturity investments as either available-for-sale ("AFS") or held-to-maturity ("HTM"). The AFS portfolio is reported at fair value. The HTM portfolio includes securities for which we have the ability and intent to hold to maturity or redemption. The HTM portfolio is reported at amortized cost. When a security is transferred from AFS to HTM, the fair value at the time of transfer, adjusted for subsequent amortization, becomes the security's amortized cost. The fair value of fixed maturity investments is generally determined from quotations received from nationally recognized pricing services ("Pricing Service"), or when such prices are not available, by reference to broker or underwriter bid indications. Short-term investments comprise securities due to mature within one year of the date of purchase. The Company held no short-term investments as at December 31, 2017 and 2016.
The Company's other investments comprise both quoted and unquoted investments. The Company's quoted equity investment's fair value is based on a quoted market price from a Pricing Service, reflecting the closing price quoted for the final trading day of the period. The quoted equity investment was sold in the third quarter of 2017. The Company accounts for its unquoted other investments at fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 944, "Financial Services - Insurance" ("ASC 944"). Unquoted other investments primarily comprise of investments in limited partnerships, which are reported at fair value based on the financial information received from the fund managers and other information available to management, and investments in start-up insurance entities, which are reported at fair value using recent private market transactions.

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
As our investment portfolio is the largest component of our consolidated assets, OTTI on our fixed maturity securities could be material to our financial condition and results particularly during periods of dislocation in the financial markets.
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

•
Level 2 — Valuations based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, or valuations based on models where the significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data. Examples of assets and liabilities utilizing Level 2 inputs include: U.S. government-sponsored agency securities; non-U.S. government and supranational obligations; commercial mortgage-backed securities ("CMBS"); collateralized loan obligations ("CLO"); corporate and municipal bonds; and

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)

•
Level 3 — Valuations based on models where significant inputs are not observable. The unobservable inputs reflect our own assumptions about assumptions that market participants would use. Examples of assets and liabilities utilizing Level 3 inputs include: investments in start-up insurance entities.

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
Assumed and ceded reinsurance contracts that lack a significant transfer of risk are treated as deposits. No deposit contracts are held as at December 31, 2017 and 2016.
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
Loss and Loss Adjustment Expenses Incurred — Loss and LAE represent the estimated ultimate net costs of all reported and unreported losses incurred through December 31. The reserve for loss and LAE is estimated using statistical analysis of actuarial data and is not discounted. Although considerable variability is inherent in the estimates of reserves for loss and LAE, management believes that the reserve for loss and LAE is adequate. In estimating reserves, the Company utilizes a variety of standard actuarial methods. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Such adjustments are included in current operations.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Income Taxes — The Company accounts for income taxes using ASC Topic 740 "Income Taxes" for its subsidiaries operating in taxable jurisdictions. Deferred income taxes reflect the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is recorded if it is more likely than not that some or all of a deferred tax asset may not be realized. The Company considers future taxable income and feasible tax planning strategies in assessing the need for a valuation allowance. In the event the Company determines that it will not be able to realize all or part of its deferred income tax assets in the future, an adjustment to the deferred income tax assets would be charged to income in the period in which such determination is made. In addition, if the Company subsequently assesses that the valuation allowance is no longer needed, a benefit would be recorded to income in the period in which such determination is made. U.S. GAAP allows for the recognition of tax benefits of uncertain tax positions only where the position is more likely than not to be sustained assuming examination by tax authorities. A liability is established for any tax benefit claimed in a tax return in excess of this threshold. Income tax related interest and penalties would be included as income tax expense. The Company has not recorded or accrued any interest or penalties during the years ended December 31, 2017, 2016 and 2015.
Share-Based Compensation Expense — The Company is authorized to issue restricted share awards and units, performance based restricted share units ("PB-RSUs"), share options and other equity-based awards to its employees and directors. The Company recognizes the compensation expense for share options, restricted share and share unit grants, based on the fair value of the award on the date of grant, over the vesting period, which is the requisite service period. Forfeitures are accounted for when they occur. The estimated fair value of the grant will be amortized ratably over its vesting period as a charge to compensation expense (a component of general and administrative expenses) and an increase to additional paid in capital in Consolidated Shareholders’ Equity.
The estimated fair value of the PB-RSUs is recognized as a charge to compensation expense and an increase to additional paid in capital in Consolidated Shareholders’ Equity following certain criteria such as non-GAAP operating return on common equity, underwriting performance, revenue growth and operating expense being met during the specified performance period as well as based on the recommendation of the Company's Chief Executive Officer ("CEO") and the discretion of the Compensation Committee of the Board of Directors. Forfeitures are accounted for when they occur.
Earnings Per Share — Basic earnings per share are computed based on the weighted-average number of common shares outstanding and exclude any dilutive effects of options and restricted share units ("RSUs"). Dilutive earnings per share are computed using the weighted-average number of common shares outstanding during the period adjusted for the dilutive impact of share options, RSUs, PB-RSUs and the mandatory convertible preference shares using the if-converted method. On September 15, 2016, the Company's mandatory convertible preference shares - Series B were automatically converted into the Company's common shares.
The two-class method is used to determine earnings per share based on dividends declared on common shares and participating securities (i.e. distributed earnings) and participation rights of participating securities in any undistributed earnings. Each unvested restricted share granted by the Company to certain senior leaders is considered a participating security and the Company uses the two-class method to calculate its net income attributable to Maiden common shareholders per common share – basic and diluted. However, any undistributed losses are not allocated to the participating securities.
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
Assets and liabilities of subsidiaries and divisions, whose functional currency is not the U.S. dollar, are translated at year-end exchange rates. Revenues and expenses of these entities are translated at average exchange rates during the year. The effects of the translation adjustments for foreign entities are included in AOCI. The amount of cumulative translation adjustment at December 31, 2017 was $8,535 (2016 - $35,713).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Recently Adopted Accounting Standards Updates
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued Accounting Standard Update ("ASU") 2016-09 guidance that outlines changes for certain aspects of share-based payments to employees, such as accounting for forfeitures, which applies to the Company. Under the new guidance, the entities can elect to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted for all entities, in any annual or interim period for which financial statements have not been issued or made available for issuance, but all of the guidance must be adopted within the same period. Based on the Company's history, forfeitures have never been material and so the Company has elected to account for forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.
Simplified Accounting for Goodwill Impairment
In February 2017, the FASB issued ASU 2017-04 guidance that simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on Step 1 of the two-step impairment test under ASC 350 Intangibles - Goodwill and Other. Under the new guidance, if the carrying value of a reporting unit exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the requirement to calculate goodwill impairment under Step 2, which calculates any impairment charge by comparing the implied fair value of goodwill with its carrying amount. This ASU does not change the guidance on completing Step 1 of the goodwill impairment test. The standard has tiered effective dates, starting in 2020 for calendar public business entities that meet the definition of an SEC filer. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of this guidance did not have an impact on the Company's Consolidated Financial Statements.
Recently Issued Accounting Standards Not Yet Adopted
Revenue Recognition
In May 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09 guidance that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other insurance revenue activities. In August 2015, the FASB delayed the effective date by one year through the issuance of ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". This guidance is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Our analysis of revenues for the year ended December 31, 2017 indicates that substantially all of our revenues are from sources not within the scope of the standard. As substantially all of our revenue sources are not within the scope of the standard, the adoption of the standard will not have a material effect on our reported consolidated financial condition, results of operations or cash flows.
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
The Company holds a number of securities with callable features on the Consolidated Balance Sheet and this includes certain securities that have been purchased at a premium that is being amortized to the associated security's maturity date. The Company is currently evaluating the impact of this guidance on the Company's results of operations, financial position or liquidity at the date of adoption; however, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 to amend the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met:
(1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;
(2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and
(3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.
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
The Company currently has a number of share based payment awards as disclosed in Note 14. Share Compensation and Pension Plans of this Form 10-K, however, we do not anticipate any modifications to the terms or conditions at this time. The impact of this guidance on the Company's Consolidated Financial Statements will be evaluated once ASU-2017-09 is adopted and when the Company makes any modification to any of its current shared based payment awards.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as AFS in AOCI. They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The impact on the Company is expected to be immaterial.
Accounting for Leases
In February 2016, the FASB issued final ASC 842 guidance that requires lessees to put most leases on their balance sheets but recognize expenses on their income statement in a manner similar to today's accounting. The guidance also eliminates today's real-estate-specific provisions for all entities. All entities classify leases to determine how to recognize lease-related revenue and expense. The U.S. GAAP standard is effective for public business entities and certain not-for-profit entities and employee benefit plans for annual periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.
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
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, reinsurance recoverable on unpaid losses, deferred commission and other acquisition expenses, loans, goodwill and intangible assets, restricted cash and cash equivalents and investments and unearned reinsurance premiums ceded, funds withheld receivable and reinsurance recoverable on paid losses (presented as part of other assets in the Consolidated Balance Sheet). All remaining assets are allocated to Corporate.
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Year Ended December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$822,777	$1,993,478	$(204)	$2,816,051
Net premiums written	$807,362	$1,954,856	$(230)	$2,761,988
Net premiums earned	$823,365	$1,909,644	$(230)	$2,732,779
Other insurance revenue	9,802	—	—	9,802
Net loss and LAE	(650,916)	(1,498,881)	(10,214)	(2,160,011)
Commission and other acquisition expenses	(205,982)	(614,777)	1	(820,758)
General and administrative expenses	(35,817)	(3,052)	—	(38,869)
Underwriting loss	$(59,548)	$(207,066)	$(10,443)	(277,057)
Reconciliation to net loss
Net investment income and realized gains on investment				178,567
Interest and amortization expenses				(23,260)
Accelerated amortization of senior note issuance cost				(2,809)
Amortization of intangible assets				(2,132)
Foreign exchange losses				(14,921)
Other general and administrative expenses				(31,691)
Income tax benefit				3,558
Net loss				$(169,745)

Net loss and LAE ratio(1)	78.1%	78.4%		78.8%
Commission and other acquisition expense ratio(2)	24.7%	32.2%		29.9%
General and administrative expense ratio(3)	4.3%	0.2%		2.6%
Expense ratio(4)	29.0%	32.4%		32.5%
Combined ratio(5)	107.1%	110.8%		111.3%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$824,341	$2,006,646	$361	$2,831,348
Net premiums written	$766,119	$1,888,428	$405	$2,654,952
Net premiums earned	$724,124	$1,843,621	$405	$2,568,150
Other insurance revenue	10,817	—	—	10,817
Net loss and LAE	(579,520)	(1,225,830)	(14,556)	(1,819,906)
Commission and other acquisition expenses	(188,506)	(584,820)	(338)	(773,664)
General and administrative expenses	(35,681)	(2,896)	—	(38,577)
Underwriting (loss) income	$(68,766)	$30,075	$(14,489)	(53,180)
Reconciliation to net income
Net investment income and realized gains on investment				152,666
Interest and amortization expenses				(28,173)
Accelerated amortization of senior note issuance cost				(2,345)
Amortization of intangible assets				(2,461)
Foreign exchange and other gains, net				11,612
Other general and administrative expenses				(28,407)
Income tax expense				(1,574)
Net income				$48,138

Net loss and LAE ratio(1)	78.9%	66.5%		70.6%
Commission and other acquisition expense ratio(2)	25.6%	31.7%		30.0%
General and administrative expense ratio(3)	4.9%	0.2%		2.6%
Expense ratio(4)	30.5%	31.9%		32.6%
Combined ratio(5)	109.4%	98.4%		103.2%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Year Ended December 31, 2015	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$776,852	$1,885,974	$(1)	$2,662,825
Net premiums written	$734,781	$1,779,334	$1	$2,514,116
Net premiums earned	$744,875	$1,684,191	$3	$2,429,069
Other insurance revenue	11,512	—	—	11,512
Net loss and LAE	(547,296)	(1,074,072)	(12,202)	(1,633,570)
Commission and other acquisition expenses	(196,292)	(527,863)	(42)	(724,197)
General and administrative expenses	(35,312)	(3,016)	—	(38,328)
Underwriting (loss) income	$(22,513)	$79,240	$(12,241)	44,486
Reconciliation to net income
Net investment income and realized gains on investment				133,590
Net impairment losses recognized in earnings				(1,060)
Interest and amortization expenses				(29,063)
Amortization of intangible assets				(2,840)
Foreign exchange gains				7,753
Other general and administrative expenses				(26,544)
Income tax expense				(2,038)
Net income				$124,284

Net loss and LAE ratio (1)	72.3%	63.8%		66.9%
Commission and other acquisition expense ratio (2)	26.0%	31.3%		29.7%
General and administrative expense ratio (3)	4.7%	0.2%		2.7%
Expense ratio(4)	30.7%	31.5%		32.4%
Combined ratio(5)	103.0%	95.3%		99.3%

(1)	Calculated by dividing the net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together the net loss and LAE ratio and the expense ratio.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at December 31, 2017 and 2016:

December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$294,775	$50,268	$345,043
Reinsurance recoverable on unpaid losses	44,628	22,831	67,459
Deferred commission and other acquisition expenses	79,633	359,964	439,597
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	75,583	—	75,583
Restricted cash and cash equivalents and investments	1,250,736	3,576,184	4,826,920
Other assets	27,554	81,385	108,939
Total assets - reportable segments	1,772,909	4,258,607	6,031,516
Corporate assets	—	—	612,673
Total Assets	$1,772,909	$4,258,607	$6,644,189

December 31, 2016	Diversified Reinsurance	AmTrust Reinsurance	Total
Reinsurance balances receivable, net	$281,073	$119,151	$400,224
Reinsurance recoverable on unpaid losses	54,299	32,933	87,232
Deferred commission and other acquisition expenses	85,432	339,173	424,605
Loan to related party	—	167,975	167,975
Goodwill and intangible assets, net	77,715	—	77,715
Restricted cash and cash equivalents and investments	1,247,793	3,137,810	4,385,603
Other assets	41,008	103,025	144,033
Total assets - reportable segments	1,787,320	3,900,067	5,687,387
Corporate assets	—	—	564,912
Total Assets	$1,787,320	$3,900,067	$6,252,299
The following table shows an analysis of the Company’s gross and net premiums written and net premiums earned by geographic location for the years ended December 31, 2017, 2016 and 2015. In case of business assumed from AmTrust, it is the location of the relevant AmTrust subsidiaries.

For the Year Ended December 31,	2017	2016	2015
Gross premiums written – North America	$2,488,105	$2,442,483	$2,165,309
Gross premiums written – Other (predominantly Europe)	327,946	388,865	497,516
Gross premiums written – Total	$2,816,051	$2,831,348	$2,662,825
Net premiums written – North America	$2,435,371	$2,280,232	$2,038,444
Net premiums written – Other (predominantly Europe)	326,617	374,720	475,672
Net premiums written – Total	$2,761,988	$2,654,952	$2,514,116
Net premiums earned – North America	$2,407,339	$2,184,184	$2,027,141
Net premiums earned – Other (predominantly Europe)	325,440	383,966	401,928
Net premiums earned – Total	$2,732,779	$2,568,150	$2,429,069

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the years ended December 31, 2017, 2016 and 2015:

For the Year Ended December 31,	2017		2016		2015
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$155,925	5.6%	$141,353	5.3%	$160,939	6.4%
Casualty	482,160	17.5%	466,089	17.6%	435,625	17.3%
Accident and Health	86,743	3.1%	80,004	3.0%	64,102	2.6%
International	82,534	3.0%	78,673	3.0%	74,115	2.9%
Total Diversified Reinsurance	807,362	29.2%	766,119	28.9%	734,781	29.2%
AmTrust Reinsurance
Small Commercial Business	1,278,974	46.3%	1,181,496	44.5%	1,057,968	42.1%
Specialty Program	350,113	12.7%	344,677	13.0%	332,416	13.2%
Specialty Risk and Extended Warranty	325,769	11.8%	362,255	13.6%	388,950	15.5%
Total AmTrust Reinsurance	1,954,856	70.8%	1,888,428	71.1%	1,779,334	70.8%
Other	(230)	—%	405	—%	1	—%
	$2,761,988	100.0%	$2,654,952	100.0%	$2,514,116	100.0%
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the years ended December 31, 2017, 2016 and 2015:

For the Year Ended December 31,	2017		2016		2015
	Total	% of Total	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$157,466	5.8%	$136,629	5.3%	$157,186	6.5%
Casualty	496,301	18.1%	432,509	16.8%	449,000	18.5%
Accident and Health	86,571	3.2%	74,204	2.9%	55,672	2.3%
International	83,027	3.0%	80,782	3.2%	83,017	3.4%
Total Diversified Reinsurance	823,365	30.1%	724,124	28.2%	744,875	30.7%
AmTrust Reinsurance
Small Commercial Business	1,255,941	46.0%	1,131,582	44.1%	984,333	40.5%
Specialty Program	344,336	12.6%	337,396	13.1%	290,209	11.9%
Specialty Risk and Extended Warranty	309,367	11.3%	374,643	14.6%	409,649	16.9%
Total AmTrust Reinsurance	1,909,644	69.9%	1,843,621	71.8%	1,684,191	69.3%
Other	(230)	—%	405	—%	3	—%
	$2,732,779	100.0%	$2,568,150	100.0%	$2,429,069	100.0%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments
a) Fixed Maturities and Other Investments
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities and other investments at December 31, 2017 and 2016, are as follows:

December 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$60,711	$103	$(13)	$60,801
U.S. agency bonds – mortgage-backed	2,026,305	8,074	(19,765)	2,014,614
U.S. agency bonds – other	29,941	4	(163)	29,782
Non-U.S. government and supranational bonds	33,381	231	(1,736)	31,876
Asset-backed securities	317,544	4,065	(199)	321,410
Corporate bonds	1,557,611	43,271	(17,571)	1,583,311
Municipal bonds	2,500	76	—	2,576
Total AFS fixed maturities	4,027,993	55,824	(39,447)	4,044,370
HTM fixed maturities:
Corporate bonds	1,037,464	28,694	(913)	1,065,245
Municipal bonds	60,337	128	(84)	60,381
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626
Other investments	5,219	1,381	—	6,600
Total investments	$5,131,013	$86,027	$(40,444)	$5,176,596

December 31, 2016	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$5,186	$238	$(11)	$5,413
U.S. agency bonds – mortgage-backed	1,720,436	12,867	(17,265)	1,716,038
U.S. agency bonds – other	18,082	20	—	18,102
Non-U.S. government and supranational bonds	35,158	73	(5,297)	29,934
Asset-backed securities	217,232	3,713	(69)	220,876
Corporate bonds	1,947,347	30,951	(62,093)	1,916,205
Municipal bonds	62,201	2,897	—	65,098
Total AFS fixed maturities	4,005,642	50,759	(84,735)	3,971,666
HTM fixed maturities:
Corporate bonds	752,212	16,370	(2,447)	766,135
Total HTM fixed maturities	752,212	16,370	(2,447)	766,135
Other investments	10,057	3,003	—	13,060
Total investments	$4,767,911	$70,132	$(87,182)	$4,750,861
During 2017, we designated additional fixed maturities with a total fair value of $391,934 as HTM (2016 - $155,538, 2015 - $608,722) reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $4,313 (2016 - $15,770, 2015 - $244) as at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The contractual maturities of our fixed maturities are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	AFS fixed maturities		HTM fixed maturities
December 31, 2017	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$92,657	$91,054	$40,533	$40,503
Due after one year through five years	578,427	582,583	333,003	342,141
Due after five years through ten years	987,819	1,009,652	724,265	742,982
Due after ten years	25,241	25,057	—	—
	1,684,144	1,708,346	1,097,801	1,125,626
U.S. agency bonds – mortgage-backed	2,026,305	2,014,614	—	—
Asset-backed securities	317,544	321,410	—	—
Total fixed maturities	$4,027,993	$4,044,370	$1,097,801	$1,125,626
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$—	$—	$587	$(13)	$587	$(13)
U.S. agency bonds – mortgage-backed	842,000	(6,920)	539,704	(12,845)	1,381,704	(19,765)
U.S. agency bonds – other	19,816	(163)	—	—	19,816	(163)
Non–U.S. government and supranational bonds	12,825	(971)	15,253	(765)	28,078	(1,736)
Asset-backed securities	68,703	(150)	3,017	(49)	71,720	(199)
Corporate bonds	247,341	(3,905)	348,594	(14,579)	595,935	(18,484)
Municipal bonds	39,492	(84)	—	—	39,492	(84)
Total temporarily impaired fixed maturities	$1,230,177	$(12,193)	$907,155	$(28,251)	$2,137,332	$(40,444)
At December 31, 2017, there were approximately 244 securities in an unrealized loss position with a fair value of $2,137,332 and unrealized losses of $40,444. Of these securities, there were 100 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $907,155 and unrealized losses of $28,251.

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
OTTI
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At December 31, 2017, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be other-than-temporarily impaired at December 31, 2017. The Company has therefore recognized no OTTI through earnings for the years ended December 31, 2017 and December 31, 2016. The Company recognized $1,060 of OTTI for the year ended December 31, 2015.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at December 31, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$60,711	$60,801	1.2%
U.S. agency bonds	2,056,246	2,044,396	39.6%
AAA	245,562	249,073	4.8%
AA+, AA, AA-	204,792	207,898	4.0%
A+, A, A-	1,381,031	1,404,451	27.2%
BBB+, BBB, BBB-	1,125,471	1,149,511	22.2%
BB+ or lower	51,981	53,866	1.0%
Total fixed maturities	$5,125,794	$5,169,996	100.0%

Ratings(1) at December 31, 2016	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$5,186	$5,413	0.1%
U.S. agency bonds	1,738,518	1,734,140	36.6%
AAA	170,515	171,090	3.6%
AA+, AA, AA-	238,315	237,169	5.0%
A+, A, A-	1,386,023	1,374,860	29.0%
BBB+, BBB, BBB-	1,053,529	1,047,376	22.2%
BB+ or lower	165,768	167,753	3.5%
Total fixed maturities	$4,757,854	$4,737,801	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings
b) Other Investments
The table below shows our portfolio of other investments:

December 31,	2017		2016
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$5,100	77.3%	$5,474	41.9%
Investment in quoted equity	—	—%	6,586	50.4%
Other	1,500	22.7%	1,000	7.7%
Total other investments	$6,600	100.0%	$13,060	100.0%
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $306 at December 31, 2017 (2016 - $463).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
c) Net Investment Income
Net investment income was derived from the following sources:

For the Year Ended December 31,	2017	2016	2015
Fixed maturities	$166,625	$147,011	$132,394
Cash and cash equivalents	1,973	1,628	1,025
Loan to related party	3,447	2,360	1,865
Other	1,833	1,818	1,865
	173,878	152,817	137,149
Investment expenses	(7,533)	(6,925)	(6,057)
Net investment income	$166,345	$145,892	$131,092
d) Realized Gains on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Consolidated Statements of Income:

For the Year Ended December 31, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$7,598	$(1,254)	$6,344
Other investments	5,878	—	5,878
Net realized gains on investment	$13,476	$(1,254)	$12,222

For the Year Ended December 31, 2016	Gross gains	Gross losses	Net
AFS fixed maturities	$7,140	$(916)	$6,224
Other investments	550	—	550
Net realized gains on investment	$7,690	$(916)	$6,774

For the Year Ended December 31, 2015	Gross gains	Gross losses	Net
AFS fixed maturities	$2,849	$(543)	$2,306
Other investments	192	—	192
Net realized gains on investment	$3,041	$(543)	$2,498
Proceeds from sales of AFS fixed maturities were $548,744, $129,306 and $129,152 for the years ended December 31, 2017, 2016 and 2015, respectively.
Net unrealized gains (losses) were as follows:

December 31,	2017	2016	2015
Fixed maturities	$20,586	$(23,635)	$(55,024)
Other investments	1,381	3,003	996
Total net unrealized gains (losses)	21,967	(20,632)	(54,028)
Deferred income tax	(78)	(84)	(84)
Net unrealized gains (losses), net of deferred income tax	$21,889	$(20,716)	$(54,112)
Change, net of deferred income tax	$42,605	$33,396	$(132,691)

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

December 31,	2017	2016
Restricted cash – third party agreements	$50,411	$56,891
Restricted cash – related party agreements	73,017	46,777
Restricted cash – U.S. state regulatory authorities	156	120
Total restricted cash	123,584	103,788
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2017 – $1,311,538; 2016 – $1,307,926)	1,326,695	1,299,569
Restricted investments AFS– in trust for related party agreements at fair value (amortized cost: 2017 – $2,256,494; 2016 – $2,242,565)	2,288,472	2,225,066
Restricted investments HTM– in trust for related party agreements at fair value (amortized cost: 2017 – $1,097,801; 2016 – $752,212)	1,125,626	766,135
Restricted investments – in trust for U.S. state regulatory authorities (amortized cost: 2017 – $4,076; 2016 – $4,059)	4,147	4,238
Total restricted investments	4,744,940	4,295,008
Total restricted cash and investments	$4,868,524	$4,398,796

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements
a) Fair Values of Financial Instruments
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at December 31, 2017 and 2016.
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
Asset-backed securities — These securities comprise CMBS and CLO originated by a variety of financial institutions that on acquisition are rated BBB-/Baa3 or higher. These securities are priced by independent pricing services and brokers. The pricing provider applies dealer quotes and other available trade information, prepayment speeds, yield curves and credit spreads to the valuation. As the significant inputs used to price the CMBS and CLO are observable market inputs, the fair value of the CMBS and CLO securities are included in the Level 2 fair value hierarchy.
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
Municipal bonds — Bonds issued by U.S. state and municipality entities or agencies. The fair values of municipal bonds are generally priced by independent pricing services. The pricing services typically use spreads obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price the municipal bonds are observable market inputs, municipal bonds are included in the Level 2 fair value hierarchy.
Other investments — Includes both quoted and unquoted investments. The fair value of our quoted equity investment is obtained from the Pricing Service and is classified within Level 1. The quoted equity investment was sold in the third quarter of 2017.
Unquoted other investments comprise investments in limited partnerships and two investments in start-up insurance entities. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period. The fair value of the investments in start-up insurance entities was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.
Cash and cash equivalents (including restricted amounts), accrued investment income, reinsurance balances receivable, and certain other assets and liabilities — The carrying values reported in the Consolidated Balance Sheets for these financial instruments approximate their fair value due to their short term nature and are classified as Level 2.
Loan to related party — The carrying value reported in the Consolidated Balance Sheets for this financial instrument approximates its fair value and it is included in the Level 2 hierarchy.
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)
At December 31, 2017 and 2016, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$60,801	$—	$—	$—	$60,801
U.S. agency bonds – mortgage-backed	—	2,014,614	—	—	2,014,614
U.S. agency bonds – other	—	29,782	—	—	29,782
Non-U.S. government and supranational bonds	—	31,876	—	—	31,876
Asset-backed securities	—	321,410	—	—	321,410
Corporate bonds	—	1,583,311	—	—	1,583,311
Municipal bonds	—	2,576	—	—	2,576
Other investments	—	—	1,500	5,100	6,600
Total	$60,801	$3,983,569	$1,500	$5,100	$4,050,970
As a percentage of total assets	0.9%	60.0%	—%	0.1%	61.0%

December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$5,413	$—	$—	$—	$5,413
U.S. agency bonds – mortgage-backed	—	1,716,038	—	—	1,716,038
U.S. agency bonds – other	—	18,102	—	—	18,102
Non-U.S. government and supranational bonds	—	29,934	—	—	29,934
Asset-backed securities	—	220,876	—	—	220,876
Corporate bonds	—	1,916,205	—	—	1,916,205
Municipal bonds	—	65,098	—	—	65,098
Other investments	6,586	—	1,000	5,474	13,060
Total	$11,999	$3,966,253	$1,000	$5,474	$3,984,726
As a percentage of total assets	0.2%	63.4%	—%	0.1%	63.7%
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
The Pricing Service was utilized to estimate fair value measurements for approximately 99.8% and 98.8% of its fixed maturities at December 31, 2017 and 2016, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

5. Fair Value Measurements (continued)
At December 31, 2017 and 2016, 0.2% and 1.2%, respectively, of the fixed maturities are valued using the market approach. At each of those dates, a total of three securities, or approximately $9,489 and $56,674, respectively, of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At December 31, 2017 and 2016, we have not adjusted any pricing provided to us based on the review performed by our investment managers.
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
c) Level 3 Financial Instruments
At December 31, 2017, the Company also has investments of $1,500 (December 31, 2016 - $1,000) in start-up insurance entities, the fair value of each was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of these unquoted investments as Level 3.
The Company has determined that its investments in Level 3 securities are not material to its financial position or results of operations. During the years ended December 31, 2017 and 2016, there have been no transfers into or out of Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value of the financial instruments not measured at fair value:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
HTM – corporate bonds	$1,037,464	$1,065,245	$752,212	$766,135
HTM - municipal bonds	60,337	60,381	—	—
Total financial assets	$1,097,801	$1,125,626	$752,212	$766,135

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$101,200	$110,000	$111,452
Senior Notes - MHNC – 7.75%	152,500	149,029	152,500	164,700
Senior Notes - MHNB – 8.00%(1)	—	—	100,000	101,600
Total financial liabilities	$262,500	$250,229	$362,500	$377,752
(1) Please refer to "Note 7. Long-Term Debt", for disclosure regarding the redemption of the 2012 Senior Notes during the second quarter of 2017.
6. Goodwill and Intangible Assets
The following table show the analysis of goodwill and intangible assets:

	Goodwill	Intangible Assets	Total
December 31, 2015	$58,936	$22,984	$81,920
Impairment losses	(1,800)	—	(1,800)
Cumulative translation adjustment	56	—	56
Amortization	—	(2,461)	(2,461)
December 31, 2016	$57,192	$20,523	$77,715
Amortization	—	(2,132)	(2,132)
December 31, 2017	$57,192	$18,391	$75,583
On November 4, 2015, Maiden US finalized the sale of its wholly owned subsidiary, Maiden Specialty Insurance Company ("Maiden Specialty"), to Clear Blue Financial Holdings, LLC ("Clear Blue"). On the same date, the goodwill and intangible assets disposed of, by way of this sale agreement, were $1,120 and $3,200, respectively. During 2015, the Company acquired a majority interest in Regulatory Capital Limited, trading as Insurance Regulatory Capital ("IRC"), a licensed asset manager in Ireland. IRC offers solutions designed to meet the capital and risk management needs of mid-sized insurance companies. The Company recognized goodwill of $1,800 as a result of the acquisition.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets (continued)
The goodwill and intangible assets are assigned to our Diversified Reinsurance segment and are subject to annual impairment testing. During 2016, the Company has written off the goodwill relating to the acquisition of a majority interest in IRC which was deemed to be permanently impaired. The Company recognized an impairment loss of $1,800 as a result, which is presented in the consolidated statement of income as part of foreign exchange and other losses (gains). No impairment was recorded during the years ended December 31, 2017 and December 31, 2015. The following tables show the analysis of goodwill and intangible assets:

December 31, 2017	Gross	Accumulated Amortization	Accumulated Impairment	Net	Useful Life
Goodwill	$58,992	$—	$(1,800)	$57,192	Indefinite
State licenses	4,527	—	—	4,527	Indefinite
Customer relationships	51,400	(37,536)	—	13,864	15 years double declining
Net balance	$114,919	$(37,536)	$(1,800)	$75,583

December 31, 2016	Gross	Accumulated Amortization	Accumulated Impairment	Net	Useful Life
Goodwill	$58,992	$—	$(1,800)	$57,192	Indefinite
State licenses	4,527	—	—	4,527	Indefinite
Customer relationships	51,400	(35,404)	—	15,996	15 years double declining
Net balance	$114,919	$(35,404)	$(1,800)	$77,715
The estimated amortization of intangible assets for the next five years is as follows:

2018	$1,848
2019	1,602
2020	1,388
2021	1,203
2022	1,043

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt
Senior Notes
At December 31, 2017, Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), both have an outstanding public debt offering of senior notes which were issued in 2016 and 2013, respectively (the "Senior Notes"). The 2013 Senior Notes issuance made by Maiden NA is fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligation of the Company.
On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance (see related discussion in "Note 13. Shareholders' Equity"). The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100,000 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2,809.
The following table details the Company's Senior Notes issuances at December 31, 2017 and 2016:

December 31, 2017	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$—	$262,500
Less: unamortized issuance costs	3,654	4,364	—	8,018
Carrying value	$106,346	$148,136	$—	$254,482

December 31, 2016	2016 Senior Notes	2013 Senior Notes	2012 Senior Notes	Total
Principal amount	$110,000	$152,500	$100,000	$362,500
Less: unamortized issuance costs	3,694	4,532	2,865	11,091
Carrying value	$106,306	$147,968	$97,135	$351,409

Other details:
Original debt issuance costs	$3,715	$5,054	$3,406
Maturity date	June 14, 2046	Dec 1, 2043	Mar 27, 2042
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018	Mar 27, 2017
Coupon rate	6.625%	7.75%	8.00%
Effective interest rate	7.07%	8.04%	8.31%
The interest expense incurred on the Senior Notes for the year ended December 31, 2017 was $22,996 (2016 - $27,827, 2015 - $28,687), of which $1,342 and $1,453 was accrued at December 31, 2017 and 2016, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the Senior Notes. The amount of amortization expense was $264 for the year ended December 31, 2017 (2016 - $346, 2015 - $376).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

8. Reinsurance
We use reinsurance and retrocessional agreements ("ceded reinsurance") to mitigate volatility, reduce our exposure to certain risks and to provide capital support. Additionally, effective January 1, 2015, Maiden Bermuda entered into a retrocessional quota share agreement with a highly rated global insurer to cede certain lines of business from both of our reportable segments.Each of these agreements provide for recovery from reinsurers or retrocessionaires of a portion of loss and LAE under certain circumstances without relieving the Company of its obligations to the policyholders. The Company remains liable to the extent that any of our reinsurers or retrocessionaires fails to meet their obligations. Loss and LAE incurred and premiums earned are reported after deduction for reinsurance and retrocession. In the event that one or more of our reinsurers or retrocessionaires are unable to meet their obligations under these reinsurance or retrocessional agreements, the Company would not realize the full value of the reinsurance recoverable balances.
The effect of ceded reinsurance on net premiums written and earned and on net loss and LAE for the years ended December 31, 2017, 2016 and 2015 was as follows:

For the Year Ended December 31,	2017	2016	2015
Premiums written
Direct	$5,765	$8,045	$9,160
Assumed	2,810,286	2,823,303	2,653,666
Ceded	(54,063)	(176,396)	(148,710)
Net	$2,761,988	$2,654,952	$2,514,116
Premiums earned
Direct	$6,579	$9,766	$26,358
Assumed	2,815,953	2,698,879	2,481,515
Ceded	(89,753)	(140,495)	(78,804)
Net	$2,732,779	$2,568,150	$2,429,069
Loss and LAE
Gross loss and LAE	$2,276,682	$1,918,797	$1,687,564
Loss and LAE ceded	(116,671)	(98,891)	(53,994)
Net	$2,160,011	$1,819,906	$1,633,570
The Company's reinsurance recoverable on unpaid losses balance at December 31, 2017 was $117,611 (2016 - $99,936). The reinsurers and retrocessionaires with the three largest balances accounted for 34.0%, 19.2% and 17.4%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at December 31, 2017 (2016 – 54.8%, 31.6% and 2.9%, respectively). At December 31, 2017, 98.6% (2016 - 97.2%) of the reinsurance recoverable on unpaid losses was due from reinsurers and retrocessionaires with credit ratings from A.M Best of A or better, and 1.4% (2016 - 2.8%) of the reinsurance recoverable on unpaid losses was due from reinsurers with ratings of B++ or lower. At December 31, 2017, 76.9% (December 31, 2016 - 98.6%) of reinsurance recoverable on unpaid losses of $1,656 (2016 - $2,843) due from reinsurers with ratings of B++ or lower, were collateralized. At December 31, 2017 and 2016, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses
General
The Company believes the most significant accounting judgment made by management is its estimate of loss and LAE reserves. Loss and LAE reserves represent estimates, including actuarial projections of the ultimate settlement and costs for unpaid loss and LAE arising from the reinsurance contracts entered into by the Company. The Company establishes its loss and LAE reserves by taking losses reported to the Company by insureds and ceding companies, but which have not yet been paid ("case reserves"), adding estimates for the anticipated cost of claims incurred but not yet reported to the Company, or incurred but not enough reported to the Company (collectively referred to as "IBNR") and, if deemed necessary, adding costs for additional case reserves which represent the Company’s estimates for claims related to specific contracts previously reported to the Company which it believes may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
Our reserve for loss and LAE comprises:

December 31,	2017	2016
Reserve for reported loss and LAE	$1,925,151	$1,617,956
Reserve for losses IBNR	1,622,097	1,278,540
Reserve for loss and LAE	$3,547,248	$2,896,496
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Year Ended December 31,	2017	2016	2015
Gross loss and LAE reserves, January 1	$2,896,496	$2,510,101	$2,271,292
Less: reinsurance recoverable on unpaid losses, January 1	99,936	71,248	75,873
Net loss and LAE reserves, January 1	2,796,560	2,438,853	2,195,419
Net incurred losses related to:
Current year	1,802,118	1,600,454	1,558,704
Prior years	357,893	219,452	74,866
	2,160,011	1,819,906	1,633,570
Net paid losses related to:
Current year	(634,371)	(430,707)	(457,517)
Prior years	(948,000)	(1,006,884)	(892,840)
	(1,582,371)	(1,437,591)	(1,350,357)
Effect of foreign exchange movements	55,437	(24,608)	(39,779)
Net loss and LAE reserves, December 31	3,429,637	2,796,560	2,438,853
Reinsurance recoverable on unpaid losses, December 31	117,611	99,936	71,248
Gross loss and LAE reserves, December 31	$3,547,248	$2,896,496	$2,510,101
The Company uses both historical experience and industry-wide loss development factors to provide a reasonable basis for estimating future losses. In the future, certain events may be beyond the control of management, such as changes in law, judicial interpretations of law, and inflation, which may favorably or unfavorably impact the ultimate settlement of the Company’s loss and LAE reserves.
The anticipated effect of inflation is implicitly considered when estimating liabilities for losses and LAE. While anticipated changes in claim costs due to inflation are considered in estimating the ultimate claim costs, changes in the average severity of claims are caused by a number of factors that vary with the individual type of policy written. Ultimate losses are projected based on historical trends adjusted for implemented changes in underwriting standards, policy provisions, and general economic trends. Those anticipated trends are monitored based on actual development and are modified if necessary.
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of our contracts. While reserves are reviewed on a contract by contract basis, paid losses and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). The Company uses underwriting year information to analyze our Diversified Reinsurance segment and subsequently allocate reserves to the respective accident years. The reserving lines of business are selected to ensure that the underlying business have homogeneous loss development characteristics, while remaining large enough to make the estimation of trends credible.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Actuarial Methods Used to Estimate Loss and Loss Adjustment Expense Reserves
The Company utilizes a variety of standard actuarial methods in its analysis of loss reserves. The selections from these various methods are based on the loss development characteristics of the specific line of business and significant actuarial judgment. The actuarial methods the Company utilizes include:
The Expected Loss Ratio ("ELR") method is a technique that multiplicatively applies an expected loss ratio to earned premium to yield estimated ultimate losses. The ELR assumption is generally derived from pricing information and historical experience of the business. This method is frequently used for the purpose of stability in the early valuations of an underwriting year with large and uncertain loss development factors. This technique does not take into account actual loss emergence for the underwriting year being projected. As an underwriting year matures and actual loss experience becomes more credible, other methods may be applied in determining the estimated ultimate losses.
The Loss Development ("LD") method is a reserving method in which ultimate losses are estimated by applying a loss development factor to actual reported (or paid) loss experience. This method fully utilizes actual experience. Multiplication of underwriting year actual reported (or paid) losses by its respective development factor produces the estimated ultimate losses. The LD method is based upon the assumption that the relative change in a given underwriting year’s losses from one evaluation point to the next is similar to the relative change in prior underwriting years’ losses at similar evaluation points. In addition, this method is based on the assumption that the reserving and payment patterns as well as the claim handling procedures have not changed substantially over time. When a company has a sufficiently reliable loss development history, a development pattern based on the company’s historical indications may be used to develop losses to ultimate values.
The Bornhuetter-Ferguson ("BF") reserving technique is used for long-tailed or lower frequency, more volatile lines. It is also useful in situations where the reported loss experience is relatively immature and/or lacks sufficient credibility for the application of methods that are more heavily reliant on emerged experience. The BF method is an additive IBNR method that combines the ELR and LD techniques by splitting the expected loss into two pieces - expected reported (or paid) losses and expected unreported (or unpaid) losses. Expected unreported (unpaid) losses, estimated by the use of loss development factors, are added to the current actual reported (or paid) losses to produce an estimate of ultimate losses by underwriting year. The BF method introduces an element of stability that moderates the impact of inconsistent changes in paid and reported losses.
The average frequency and severity ("FS") technique is used for lines where claim count is available, and the estimate of loss development factors is more difficult due to volatility in historical data. The available data for such lines is usually more volatile in the estimation of future losses using the LD and BF reserving methods. The frequency and severity method uses historical data to estimate the average number of ultimate claims (frequency) and the average costs of closed claims (severity). The estimate of ultimate losses by underwriting year is the result of the multiplication of the ultimate number of claims and the average cost of a claim.
With the guidance of the methods above, actuarial judgment is applied in the determination of ultimate losses. In general, the Company’s segments have varying levels of seasoning with which the Company has direct experience and as a result, differing methods are utilized to estimate loss and LAE reserves in each segment.
In the Diversified Reinsurance segment, the Company’s executive and technical management, including Claims, Underwriting and Actuarial, have significant experience with this book of business, which also has more than 30 years of loss experience associated with it. In general for the Diversified Reinsurance segment, the Company utilizes the ELR approach at the onset of reserving an account, the BF method for business with less but maturing loss experience, and as the experience matures the LD method. For proportional or pro-rata business, the Company typically relies heavily on the actual historical contract experience to estimate reserving parameters such as loss development factors, whereas for excess of loss business there will be more usage of industry and/or Company benchmark assumptions.
The Company has underwritten the AmTrust Reinsurance segment since July 1, 2007. The majority of the exposure in the underlying book of business has significant seasoning, and allows for a significant amount of credibility in using parameters derived from historical experience to calculate reserve estimates. Some segments of the book are a result of recent acquisitions or newer markets for AmTrust. These segments require a greater level of assumptions and professional judgment in deriving ultimate losses, which inherently implies a wider range of reasonable estimates. As a result, we have tended to rely on a weighted approach which primarily employs the LD method for aspects of the segment with ample historical data, while also considering the ELR or BF method for exposure resulting from recent acquisitions, or a relative business with a more limited level of experience. The FS method is also considered for segments of the AmTrust book of business for which claim count information is available. The Company’s actuarial analysis of this book of business is more refined in that it utilizes a combination of quarterly and annual data instead of contract period data in totality. Additional data detailing items such as class of business, state, claim counts, frequency and severity is available, further enhancing the reserve analysis.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Prior Year Development
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. The following table summarizes adverse prior period development experienced in each of our reportable segments for the years ended December 31, 2017, 2016, and 2015:

For the Year Ended	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
December 31, 2017	$(71,384)	$(239,896)	$(10,214)	$(321,494)
December 31, 2016	(96,788)	(54,000)	(14,556)	(165,344)
December 31, 2015	(49,856)	(9,100)	(12,202)	(71,158)
During 2017, the Company increased incurred losses for 2016 and prior accident years by $357,893 or 12.8% of prior year net loss and LAE reserves compared to $219,452 or 9.0% in 2016 and $74,866 or 3.3% in 2015. The increase in prior year incurred losses was primarily due to the $321,494 of adverse development driven by $239,896 of adverse development in the AmTrust Reinsurance segment but also contributed to by $71,384 in the Diversified Reinsurance and $10,214 in the Company's run-off business within the Other category. In addition, some premium for prior accident years is reported to us in subsequent periods. This leads to increases in the provision for loss and LAE in prior years during current periods, which is not considered adverse development. During 2017, incurred losses in the AmTrust segment increased $37,212 associated with $57,026 of earned premium reported during 2017 attributable to 2016 and prior accident years.
Due to loss sensitive features of certain contracts, favorable (or unfavorable) loss reserve development does not necessarily result in a commensurate amount of additional (or reduced) underwriting income, as ceding commission may be adjusted proportionally to the amount of loss development, pursuant to the terms of the individual contracts.
In 2016, the Company recognized approximately $165,344 of adverse prior year development, net of commission changes on adjustable contracts largely due to significant fourth quarter adverse development in commercial auto liability in both the Diversified Reinsurance and AmTrust Reinsurance segments.
In the Diversified Reinsurance segment, the adverse prior year development was $71,384 for the year ended December 31, 2017 which was largely due to higher than expected loss emergence emanating primarily from Commercial Auto. Casualty Commercial Auto Liability development during 2017 was $58,776, with $37,485 coming from two accounts which are no longer in-force but which had significantly greater loss emergence during 2017 than expected. In 2016, the development was due to significant fourth quarter adverse development in commercial auto liability.
In the AmTrust Reinsurance segment, the adverse prior year development was $239,896 for the year ended December 31, 2017 largely related to the Workers' Compensation of $126,603 and General Liability of $90,784, and to a lesser extent Commercial Auto liability of $19,877. The loss development observed was in part attributable to staffing and other claims operation changes in the cedant's claims department which have distorted historical loss patterns. In 2016, the adverse development largely came from program commercial auto as well as program general liability.
Our Other category also incurred adverse prior year development of $10,214 for the year ended December 31, 2017 (2016 - $14,556, 2015 - $12,202) due to increased reserves in the remaining run-off litigated U.S. E&S property claims and increased reserves in the run-off of the NGHC Quota Share Reinsurance Agreement.

a)	Claims Development
The following is a summary of the Company's incurred losses and paid losses development by accident year, net of reinsurance, from the last seven calendar years including the total reserve for losses, IBNR, plus development on reported loss and LAE for both of our reportable segments, Diversified Reinsurance and AmTrust Reinsurance, as of December 31, 2017. Information prior to 2017 is included as unaudited supplementary information. Seven years of information has been presented only as it was impractical to obtain the sufficiently detailed additional information on those earlier years. The incurred and paid amounts have been translated from the local currency to U.S. dollars using the December 31, 2017 spot rate for all years presented in the table below in order to isolate changes in foreign exchange rates from loss development. Information regarding our Other category has not been presented in the development tables below but is included in the reconciliation, as these losses include amounts from our former NGHC Quota Share segment and the remnants of the U.S. excess and surplus business, which are in run-off and related IBNR amounts are not currently material. As a reinsurer of primarily quota share contracts, claim counts are available on a very limited basis. Therefore claim counts have not been provided in the tables below as it is impractical to do so.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
The Diversified Reinsurance segment incurred losses and paid losses are analyzed by the following lines of business: (1) Pro-rata Property; (2) Pro-rata Casualty (a) Personal Auto, (b) Commercial Auto, (c)Workers' Compensation and Other Liability; (3) Excess of Loss ("XOL") Property; (4) XOL Casualty, (a) Commercial Auto, (b) Workers' Compensation, (c) Other liability; (5) Accident and Health ("A&H"); and (6) International.
The AmTrust Reinsurance segment incurred losses and paid losses are analyzed by the following lines of business: (1) Workers’ Compensation; (2) Commercial Auto Liability; (3) General Liability; (4) European Hospital Liability; and (5) All Other Lines.
There are a number of factors to consider when evaluating the information in these tables:

•
In the Diversified Reinsurance segment, contracts are written on both an accident year and underwriting year basis, many are multi-line and the majority of the premium is associated with proportional contracts. Many proportional treaty reinsurance contracts are submitted using quarterly bordereau reporting by underwriting year. However, the remaining losses can generally only be allocated to accident years based on estimated premium earning and loss reporting patterns. Further estimates are required to allocate losses to line of business. Multi-line accounts are generally analyzed on an individual basis by line of business, but are booked in the Company’s records to a contract, rather than to each individual line of business within a contract. For the purpose of this disclosure allocations are made to the various lines of business. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter;

•
The AmTrust Reinsurance segment consists primarily of two contracts, the European Hospital Liability quota share and a much larger quota share that includes all other covered business, the AmTrust Quota Share Reinsurance Agreement ("Reinsurance Agreement"). There is also a small amount of excess of loss business that has not been written since 2009 which is included as a reconciling item. Maiden receives several cession statements and uses these to report premiums in three categories - Small Business Commercial, Specialty Program and Specialty Risk and Extended Warranty in Note 3 Segment Information. The tables provided include allocations of IBNR reserves to line of business by accident year. Management’s assumptions and allocation procedures for these tables may produce results that differ from the actual loss emergence reported by line of business each quarter;

•
For both segments, the premium and exposure for prior accident years is often reported to us in subsequent periods, as reporting lags exist from an insurer to a reinsurer. This leads to increases in the provision for loss and LAE in prior years, but does not reduce expected income (and in many cases can result in additional income);

•
In the Diversified Reinsurance segment, our U.S. operations have adjustable commission features on a significant portion of its business which is not reflected in this loss disclosure, but mitigates the effect of changes in the estimates of ultimate loss on underwriting income; and

•
Some Excess of Loss business written in the Diversified Reinsurance segment contains Annual Aggregate Deductibles which apply on a contract, not line of business, basis. These deductible further complicate the allocation to line of business.

Diversified Reinsurance Segment
The following table represents information on the Company's incurred losses and LAE and cumulative paid losses and LAE, both net of reinsurance, since 2011 for our Diversified Reinsurance segment. The development tables below included reserves acquired from the loss portfolio transfer agreement associated with the GMAC RE business as at October 31, 2008 of $755,554 and reserves acquired from the loss portfolio transfer agreement associated with the GMAC International Insurance Services ("IIS") business as at November 30, 2010 of $98,827. For the purposes of the disclosure, the reserves from each of the loss portfolio transfers were allocated to the original accident year.
Many pro-rata contracts are big enough that specific company development patterns are used. The ELR from the pricing of the account is typically used for the first year or more until the data suggests an alternative result is likely. Use of the ELR method transitions to the BF and then the LD method. For smaller contracts, benchmark development patterns may be used in both the pricing to establish the ELR and the reserving. The use of benchmark patterns is more prevalent in excess of loss business and the movement to experience based methods is slower.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Property Pro-rata
The majority of our pro-rata Property business is the property component of multi-line quota shares. In the Diversified Reinsurance segment, most of this exposure comes from Private Passenger Auto quota shares that include coverage for both casualty and automobile physical damage. Private Passenger Auto quota shares typically have either a property occurrence limit or have reinsurance that protects the Company's exposure. This reinsurance can be either purchased by the cedant or by the Company. Property exposures other than auto are written with an occurrence limit.
Our initial underwriting year loss projections are generally based on the ELR method, derived from account pricing analyses. Payment and reporting patterns are relatively short-tailed, allowing for rapid movement to loss development methods.

Diversified Reinsurance - Property - Pro-rata	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$8,600	$8,748	$8,735	$8,710	$8,695	$8,687	$8,687	$10
2009	62,906	63,421	63,078	63,223	63,345	63,256	63,092	81
2010	83,101	86,056	85,243	85,067	85,019	85,117	85,687	214
2011	93,969	101,907	100,241	100,635	99,902	100,154	100,174	177
2012		96,681	95,977	94,837	95,160	95,755	96,667	614
2013			55,222	50,476	47,220	47,833	46,258	413
2014				75,027	77,207	77,703	77,001	1,707
2015					55,642	57,320	56,454	3,039
2016						53,917	53,265	10,970
2017							89,120	29,514
Total							$676,405	$46,739

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$7,913	$8,333	$8,527	$8,571	$8,601	$8,659	$8,659
2009	53,847	58,920	61,053	61,955	62,463	62,667	62,832
2010	59,259	73,510	79,660	82,256	83,239	85,132	85,234
2011	44,437	72,600	88,796	96,306	98,084	98,970	99,504
2012		44,152	66,148	84,466	90,071	92,958	94,885
2013			18,952	28,607	43,035	45,232	45,406
2014				27,901	51,896	66,675	73,404
2015					19,603	42,930	51,707
2016						17,849	34,847
2017							40,573
Total							$597,051
Total net reserves							$79,354

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Casualty - Personal Auto Pro-rata
All of the pro-rata Personal Auto in this category is the liability portion of Personal Auto quota shares. The majority of this business is non-standard Personal Auto which has very low, typically minimum financial responsibility limits which vary by state. The balance is standard or preferred business with higher limits. Personal injury protection, medical payments and uninsured motorists are also covered.
Our initial underwriting year loss projections are generally based on the ELR method, primarily derived from individual account pricing analyses. Payment and reporting patterns are relatively short-tailed, allowing for rapid movement to loss development methods.

Diversified Reinsurance - Casualty Personal Auto - Pro-rata	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$34,433	$34,271	$33,762	$33,684	$33,672	$33,621	$33,573	$38
2009	50,752	50,982	51,488	51,335	51,285	51,281	51,258	20
2010	52,068	52,307	53,983	53,652	53,526	53,392	53,255	30
2011	95,183	100,051	100,154	97,956	96,740	96,898	96,661	221
2012		97,561	94,870	93,430	91,612	91,800	92,233	66
2013			88,567	84,759	78,156	78,085	77,834	217
2014				116,887	119,267	121,538	121,068	12
2015					87,420	94,363	98,637	1,493
2016						113,617	113,609	29,308
2017							161,355	46,835
Total							$899,483	$78,240

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$32,151	$32,908	$33,192	$33,251	$33,309	$33,581	$33,534
2009	46,510	49,547	50,482	50,675	51,180	51,192	51,216
2010	32,427	44,877	48,814	52,933	52,990	53,212	53,212
2011	59,279	87,558	87,649	94,042	95,771	96,369	96,427
2012		53,807	66,419	78,000	90,438	90,657	91,850
2013			55,816	56,683	75,542	77,236	77,266
2014				78,169	91,181	118,728	119,924
2015					26,564	89,940	97,825
2016						78,465	74,988
2017							119,775
Total							$816,017
Total net reserves							$83,466

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Casualty Commercial Auto - Pro-rata
All of the pro-rata Commercial Auto in this category is the liability portion of Commercial Auto quota shares. This business is separated from our Personal Auto liability due to the higher limits typically written on Commercial Auto exposures. Coverage is primarily for the service and commercial vehicle classification and to a lesser extent long haul trucking, common carrier or large fleet exposures. Commercial Auto has been an area of focus due to overall industry concerns regarding increases in loss frequency and severity.
Our initial underwriting year loss projections are generally based on the ELR method, primarily derived from individual account pricing analyses. Payment and reporting patterns are can be variable depending on the cedant, class of business, and venue. Transition to BF method and ultimately to LD method can vary in timing depending on our assessment of the stability of such indications.

Diversified Reinsurance - Casualty Commercial Auto - Pro-rata	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$26,291	$27,299	$26,480	$26,157	$25,893	$25,892	$25,904	$31
2009	14,312	16,867	16,139	16,196	16,251	16,282	16,332	5
2010	21,950	28,798	27,040	27,288	28,609	28,570	28,246	58
2011	49,018	54,980	55,466	57,776	57,208	59,221	59,938	281
2012		39,912	43,776	45,616	47,465	53,443	57,393	1,916
2013			38,203	38,256	41,071	44,645	53,463	5,528
2014				47,198	48,635	49,719	58,335	10,605
2015					39,924	43,933	49,078	5,696
2016						27,256	27,313	5,652
2017							27,180	17,124
Total							$403,182	$46,896

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$16,359	$19,468	$25,695	$25,754	$25,790	$25,802	$25,803
2009	7,253	12,644	15,715	16,035	16,179	16,215	16,227
2010	9,721	16,941	25,396	26,807	27,981	28,127	28,137
2011	6,344	23,776	38,394	39,776	51,084	55,199	57,290
2012		6,807	15,715	24,721	42,384	42,690	47,493
2013			4,312	11,360	24,003	29,720	41,317
2014				5,264	23,095	24,311	39,826
2015					8,026	10,415	13,041
2016						978	646
2017							8,308
Total							$278,088
Total net reserves							$125,094

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Property - XOL
This category is composed of Property business that is either part of a multi-line or a Property only excess of loss treaty. Large limits with high attachment points are generally avoided. Excess of loss Property exposures are written on a per risk basis with an occurrence limit that applies to the aggregation of all Property losses associated with a particular event. This mitigates the Company’s exposure to losses from catastrophes.
Our initial underwriting year loss projections are generally based on the ELR method, derived either from account pricing analyses or historical performance metrics. Payment and reporting patterns are relatively short-tailed, allowing for rapid movement to the LD method.

Diversified Reinsurance - Property - XOL	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$7,451	$7,263	$7,198	$7,275	$7,227	$7,245	$7,597	$48
2009	46,589	45,983	45,419	46,001	46,465	46,095	45,983	244
2010	39,922	38,690	35,536	35,483	35,785	36,147	36,319	271
2011	59,512	57,472	60,344	61,403	61,057	60,834	61,103	786
2012		51,286	68,537	67,303	67,487	66,219	68,224	1,261
2013			54,354	68,893	69,009	68,540	69,976	1,927
2014				49,067	65,025	65,853	65,552	3,487
2015					55,875	57,652	58,675	3,807
2016						38,563	33,067	1,847
2017							33,256	3,705
Total							$479,752	$17,383

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$6,467	$6,722	$6,914	$6,992	$7,027	$7,082	$7,470
2009	36,636	42,022	43,126	44,509	45,146	45,266	45,388
2010	25,373	30,650	33,135	34,266	34,968	35,553	35,888
2011	22,923	43,849	53,325	57,121	58,038	59,362	59,755
2012		25,811	48,818	57,227	59,611	62,845	65,007
2013			21,675	49,324	58,938	61,942	64,996
2014				20,105	44,629	56,169	58,251
2015					13,854	33,338	44,379
2016						3,919	18,054
2017							12,677
Total							$411,865
Total net reserves							$67,887

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Commercial Auto - XOL
The Commercial Auto class of business provides auto liability and physical damage coverages, but the vast majority of the losses emanate from liability exposures. Coverage includes service and commercial vehicle classification and also long haul trucking, common carrier or large fleet exposures. This category is composed of Commercial Auto business that is either part of a multi-line or a Commercial Auto only excess of loss treaty or a facultative certificate. Facultative certificates are policies written to cover individually underwritten and priced specific risks for a ceding company. The rest of the excess commercial auto business is written as part of a treaty where the Company underwrites the ceding company but not each individual risk.
Our initial underwriting year loss projections are generally based on the ELR method, derived either from account pricing analyses or historical performance metrics. Payment and reporting patterns are medium-tailed, and the movement away from the ELR to the BF or the LD methods may take several years. In some cases, due to changing development characteristics in the line of business, an average FS methodology may be employed.

Diversified Reinsurance - Commercial Auto - XOL	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$45,465	$40,837	$40,781	$41,861	$41,761	$41,936	$42,070	$334
2009	39,452	35,925	41,326	44,478	43,496	44,081	44,042	776
2010	35,691	28,826	28,379	33,487	35,891	37,611	37,855	577
2011	45,054	44,651	48,073	53,108	57,620	59,931	60,957	1,263
2012		43,445	42,995	44,323	51,793	55,352	55,266	2,751
2013			54,131	52,533	69,732	94,178	100,326	7,849
2014				57,566	62,156	75,867	88,298	11,720
2015					47,445	48,355	59,457	7,060
2016						36,304	37,081	2,252
2017							25,333	4,186
Total							$550,685	$38,768

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$26,199	$32,110	$36,455	$39,165	$41,074	$41,246	$41,436
2009	8,956	18,865	27,059	27,096	29,956	33,122	41,760
2010	1,900	7,957	17,089	25,500	30,921	34,956	36,310
2011	1,012	5,462	16,955	31,556	49,640	52,774	58,139
2012		1,496	4,099	26,337	39,634	40,909	45,001
2013			1,181	10,359	40,021	51,333	72,202
2014				1,574	17,830	24,520	43,614
2015					5,261	8,435	9,718
2016						849	2,241
2017							1,643
Total							$352,064
Total net reserves							$198,621

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Workers' Compensation - XOL
The Workers' Compensation and employers liability treaty exposures focus primarily on regional or super-regional insurers with low to medium hazard exposures for small to medium sized employers. All Workers' Compensation excess coverages are written on an occurrence basis. This category is composed of Workers' Compensation business that is either part of a multi-line or a Workers' Compensation only excess of loss treaty or a facultative certificate. Facultative certificates are policies written to cover individually underwritten and priced specific risks for a ceding company. The rest of the excess workers' compensation business is written as part of a treaty where the Company underwrites the ceding company but not each individual risk. Reinsurance is used to limit the Company’s exposure when higher treaty limits are written.
Our initial underwriting year loss projections are generally based on the ELR method, derived either from account pricing analysis or historical performance metrics. Excess workers' compensation exposures typically have long claim payment and reporting patterns, even with the modest limits written. Claims can change due to many factors including, but not limited to, changes in medical inflation, judicial inflation and changing social trends. In addition, ceding company claim practices can influence the ultimate severity of excess claims. The ELR method is generally used for longer periods than for other lines.

Diversified Reinsurance - Workers' Compensation - XOL	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$26,823	$27,963	$26,736	$25,534	$24,731	$23,955	$22,873	$3,129
2009	24,618	23,583	21,720	23,153	21,125	22,241	22,502	3,003
2010	24,132	19,270	16,921	12,674	13,140	15,598	17,104	1,441
2011	37,335	39,719	40,274	39,434	40,057	40,744	40,796	12,675
2012		30,759	31,353	26,093	23,801	23,300	21,013	6,700
2013			39,892	36,328	32,218	23,252	21,659	9,333
2014				47,333	42,982	37,544	39,542	13,145
2015					38,583	34,290	33,028	15,998
2016						47,869	40,459	25,573
2017							55,194	39,689
Total							$314,170	$130,686

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$5,659	$7,316	$10,530	$11,105	$14,094	$15,236	$15,543
2009	2,027	3,389	4,890	6,524	15,679	16,239	16,386
2010	661	1,244	1,999	3,301	3,870	11,804	13,394
2011	514	2,122	5,216	8,656	11,426	11,834	13,976
2012		546	1,318	2,364	4,220	8,327	8,960
2013			890	2,931	4,636	6,191	7,743
2014				2,003	3,030	10,526	14,670
2015					341	5,634	7,495
2016						4,561	4,614
2017							3,309
Total							$106,090
		All outstanding liabilities prior to 2008, net of reinsurance					74,903
Total net reserves							$282,983

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Excess of Loss - Other Liability including Umbrella
The coverages in this category are written on an occurrence basis. The umbrella class of business is primarily written for small to medium sized regional and some super regional companies on either a stand-alone basis or in support of a treaty covering other exposures. The other liabilities class of business also includes general liability. Most business is from regional companies which include coverage for artisan contractors, but higher severity exposures, such as heavy products liability or completed operations exposures are typically avoided. Professional, Directors and Officers and Errors and Omissions exposures are also typically avoided. This category is composed of excess of loss Other Liability including umbrella business that is either part of a multi-line or an excess of liability or umbrella only excess of loss treaty or, occasionally, a facultative certificate. Facultative certificates are policies written to cover individually underwritten and priced specific risks for a ceding company. The majority of this business is written as part of a treaty where the Company underwrites the ceding company but not each individual risk. Reinsurance is used to limit the Company’s exposure when higher treaty limits are written.
Excess other liability and umbrella exposures can have long claim payment and reporting patterns, even with the relatively modest limits written. Our initial underwriting year loss projections are generally based on the ELR method, derived either from account pricing analyses or historical performance metrics. Transitions to the BF method may take a few years, but are typically faster than for workers' compensation.

Diversified Reinsurance - Other Liability - XOL	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$29,961	$29,052	$29,362	$30,086	$29,659	$30,336	$30,374	$1,163
2009	25,801	23,927	24,070	23,541	25,574	24,889	26,281	836
2010	25,939	23,157	20,348	19,736	20,399	20,896	21,204	1,429
2011	34,374	35,463	33,085	29,281	28,843	27,490	27,936	953
2012		35,609	36,096	30,291	31,509	30,073	30,884	2,473
2013			42,600	40,698	38,331	38,548	40,319	12,947
2014				43,305	46,021	48,809	52,737	12,655
2015					31,791	31,282	33,377	13,916
2016						32,657	30,190	15,994
2017							24,089	49,695
Total							$317,391	$112,061

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$18,230	$21,186	$23,528	$25,002	$27,076	$27,694	$28,383
2009	8,850	13,035	16,025	18,209	20,522	22,722	24,558
2010	6,430	9,751	11,995	15,513	17,221	18,281	19,543
2011	3,694	8,288	12,480	17,181	19,348	24,742	25,988
2012		3,385	9,841	12,140	15,469	23,662	25,976
2013			6,253	13,086	20,111	24,665	26,998
2014				5,321	24,146	33,013	39,339
2015					10,489	17,312	21,118
2016						10,552	15,441
2017							12,059
Total							$239,403
Total net reserves							$77,988

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance: Accident and Health
The A&H class of business specialize in reinsuring employer medical stop loss and other A&H lines.  The majority of the portfolio is medical stop loss, however, there is expertise to selectively write accident, disability and other ancillary A&H products.
Our initial underwriting year loss projections are generally based on the ELR method, derived either from account pricing analyses or historical performance metrics. Payment and reporting patterns are very short-tailed, with most claims completely paid within 18 months of the underlying policy effective date. The movement away from the ELR to BF or LD methods typically happens very rapidly.

Diversified Reinsurance - A&H	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$11,153	$11,147	$11,133	$11,111	$11,106	$11,106	$11,106	$—
2009	80,424	79,810	79,604	79,601	79,666	79,657	79,645	1
2010	43,582	43,271	43,048	43,281	43,366	43,366	43,364	—
2011	31,461	32,302	32,003	31,994	31,999	31,999	31,962	9
2012		29,270	31,725	31,860	31,816	31,815	31,811	10
2013			24,995	26,171	23,751	23,558	23,535	—
2014				27,851	28,839	25,750	26,223	493
2015					39,768	42,209	38,493	466
2016						53,164	52,983	17,376
2017							63,328	11,704
Total							$402,450	$30,059

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$11,145	$11,142	$11,128	$11,106	$11,106	$11,106	$11,106
2009	79,918	79,776	79,634	79,432	79,654	79,640	79,644
2010	33,498	42,809	42,995	43,095	43,365	43,365	43,364
2011	8,924	24,105	31,837	31,915	31,990	31,959	31,953
2012		7,407	23,362	31,733	31,824	31,821	31,800
2013			6,246	17,710	23,125	23,542	23,535
2014				8,001	16,909	25,009	25,713
2015					8,170	29,251	37,869
2016						12,974	32,699
2017							23,659
Total							$341,342
Total net reserves							$61,108

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Diversified Reinsurance - International
The international business written by our IIS team is mainly proportional treaty business, a significant portion of which is Personal Auto quota share but also comprises credit life quota share. Life and personal accident business is also written on a direct basis by Maiden LF. Maiden works with insurance partners, automobile manufacturers and their related credit providers and other organizations to design and implement insurance programs in both auto distribution-related and other consumer insurance products.
For the auto quota share exposure, our initial underwriting year loss projections are generally based on the ELR method, derived from account pricing analyses. Payment and reporting patterns are short-tailed, and the movement away from the ELR to BF or LD methods typically happens very rapidly. Credit life reserves are primarily a function of reporting lag, typically only one or several months on average. The reserves are calculated using a FS methodology, where the frequency is a function of the average claims lag and the average per claims severity.

Diversified Reinsurance - International	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2010	$84,588	$84,206	$84,115	$83,760	$81,873	$84,095	$86,237	$(616)
2011	53,773	52,314	52,316	52,537	52,488	52,305	52,714	(25)
2012		53,888	52,141	52,487	52,629	52,705	52,976	90
2013			48,082	53,708	55,168	54,687	55,323	249
2014				45,402	51,681	51,614	51,529	855
2015					45,693	47,228	47,792	(1,102)
2016						41,231	43,310	1,718
2017							39,459	12,339
Total							$429,340	$13,508

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2010	$36,609	$46,130	$51,165	$52,964	$54,664	$56,286	$57,886
2011	26,316	48,729	50,506	51,869	52,320	52,564	52,714
2012		25,533	43,510	46,136	47,336	47,688	48,288
2013			26,056	46,827	49,544	50,998	51,491
2014				25,391	44,970	47,434	48,757
2015					23,259	42,044	44,258
2016						24,023	39,033
2017							20,522
Total							$362,949
Total net reserves							$66,391
The following tables represent information on the Company's incurred losses and LAE and cumulative paid losses and LAE, both net of reinsurance, by significant line of business since 2011 for our AmTrust Reinsurance segment. All data shown for the AmTrust in the tables that follow are from the Company’s quota share contracts with AmTrust, both the multi-year Reinsurance Agreement and the annually renewable European Hospital Liability Quota Share contract. AmTrust purchases significant reinsurance for losses above $10 million covered by the Reinsurance Agreement. The Company’s share of AmTrust’s loss net of reinsurance in the Reinsurance Agreement is 40%.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: Workers’ Compensation
This reserve class consists of the Workers’ Compensation portion of the quota share Reinsurance Agreement. The business is written in the U.S. by AmTrust from their Small Commercial Business and their Specialty Program business units. AmTrust’s Small Commercial Business unit focuses on writing smaller, niche workers' compensation exposures in generally low-hazard occupations. Workers’ Compensation business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business. The business is produced by managing general agents with AmTrust regularly adding new programs and terminating or renegotiating unprofitable ones.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Since it is proportional exposure, and due to the size and the classes of business insured by AmTrust, this reserving class is much shorter tailed than a traditional workers compensation book, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

AmTrust Reinsurance Workers' Compensation	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$80,800	$81,493	$82,438	$81,240	$82,301	$83,039	$83,622	$83
2009	102,240	102,245	103,864	109,213	106,204	105,901	107,165	1,418
2010	106,799	113,880	118,209	120,243	125,020	124,073	123,968	1,835
2011	104,923	125,549	130,712	132,728	133,995	133,916	135,379	1,411
2012		136,960	168,016	173,946	171,040	172,692	181,616	5,141
2013			237,019	245,765	238,392	242,447	261,915	11,293
2014				379,589	365,515	382,260	419,748	24,366
2015					474,140	474,212	526,269	59,563
2016						528,906	568,006	88,243
2017							615,957	285,521
Total							$3,023,645	$478,874

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$68,400	$72,823	$76,018	$77,370	$78,161	$79,230	$81,159
2009	71,963	83,464	89,462	93,425	96,396	98,811	100,103
2010	61,322	82,614	95,120	103,280	108,171	114,639	115,014
2011	33,089	69,357	91,414	105,584	114,107	115,966	122,579
2012		45,030	88,382	119,059	138,706	150,543	158,807
2013			56,249	121,182	168,785	199,300	216,527
2014				69,512	189,954	268,467	321,258
2015					86,695	246,616	338,642
2016						110,051	284,501
2017							111,508
Total							$1,850,098
		All outstanding liabilities prior to 2008, net of reinsurance					617
Total net reserves							$1,174,164

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: General Liability
This reserve class consists of the General Liability portion of the Reinsurance Agreement. The business is written in the U.S. by AmTrust from their Small Commercial Business and Specialty Program segments. The Small Commercial Business unit focuses on writing smaller, niche business typically underserved by the broader insurance market, which typically have limits of $1,000.   General Liability business written in the Small Commercial business unit grew substantially following AmTrust’s renewal rights acquisition in 2014. Specialty Program business may contain a mix of exposures from retail operations, contractors, manufacturer, and other premises.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is relatively short tailed, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

AmTrust Reinsurance General Liability	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$28,786	$31,921	$33,051	$33,792	$34,169	$35,985	$36,627	$274
2009	19,311	28,384	29,123	30,902	32,418	34,040	34,863	271
2010	15,783	28,850	34,761	36,455	38,536	38,298	41,597	1,003
2011	11,334	24,731	35,628	40,557	42,100	45,303	49,338	2,291
2012		21,281	33,445	42,450	48,851	50,800	55,991	2,715
2013			42,021	43,116	66,869	68,641	79,731	5,476
2014				65,469	66,558	77,930	99,873	16,909
2015					118,111	95,766	122,942	30,023
2016						98,149	114,864	58,221
2017							116,158	86,190
Total							$751,984	$203,373

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$20,935	$26,288	$29,384	$32,849	$32,423	$32,765	$34,935
2009	7,840	13,904	19,727	24,298	28,312	30,924	32,878
2010	5,140	11,187	19,010	26,429	30,948	34,125	37,317
2011	2,813	6,072	12,158	22,963	31,619	39,350	41,257
2012		5,084	13,224	18,020	29,752	40,864	45,775
2013			4,996	10,226	32,249	44,698	58,377
2014				3,503	24,581	36,026	57,678
2015					20,849	33,963	52,350
2016						6,402	21,959
2017							6,967
Total							$389,493
		All outstanding liabilities prior to 2008, net of reinsurance					251
Total net reserves							$362,742

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: Commercial Auto Liability
Commercial Auto Liability is written in the U.S. and included in the Small Commercial Business and Specialty Program segments. The Small Commercial Business unit focuses on writing smaller, niche business typically underserved by the broader insurance market, and policies typically have limits of $1,000. Auto Liability business written in the Small Commercial business unit grew substantially following AmTrust’s renewal rights acquisition in 2014. Commercial Auto business written in the Specialty Program unit is typically part of programs consisting of multiple lines of business.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. This proportional exposure is relatively short tailed, and the transition to the BF and the LD methods happens relatively quickly, within the first several years.

AmTrust Reinsurance Commercial Auto Liability	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$29,890	$32,769	$33,700	$34,522	$34,584	$35,975	$35,521	$179
2009	22,183	26,275	28,551	30,812	31,024	30,468	30,919	788
2010	26,239	33,457	37,154	38,043	40,193	40,523	42,146	2,093
2011	16,193	24,292	29,577	32,578	33,839	34,790	36,149	2,286
2012		20,863	32,691	40,076	44,812	48,116	46,150	110
2013			33,473	44,771	50,647	59,702	63,162	1,588
2014				47,525	55,023	73,966	82,427	3,346
2015					66,967	92,955	106,560	17,881
2016						121,828	118,210	30,881
2017							156,575	90,420
Total							$717,819	$149,572

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$25,207	$29,386	$30,975	$32,643	$33,536	$34,074	$34,803
2009	14,532	18,736	22,959	26,975	29,226	29,829	29,842
2010	14,203	21,050	28,602	34,855	37,734	39,413	39,750
2011	5,721	12,333	18,813	25,808	29,769	32,362	33,130
2012		6,693	14,979	26,508	35,460	43,745	44,165
2013			8,267	19,865	34,379	48,122	57,349
2014				8,450	22,858	42,960	64,459
2015					13,102	39,179	62,945
2016						19,071	48,595
2017							26,863
Total							$441,901
		All outstanding liabilities prior to 2008, net of reinsurance					330
Total net reserves							$276,248

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: European Hospital Liability
AmTrust entered this line of business in Italy in 2010 when it believed there were significant opportunities in what had traditionally been an under-performing market. European Hospital Liability policies are written on a claim made basis. Maiden wrote a separate annually renewable contract covering this exposure a year later. It is not part of the Reinsurance Agreement. Currently, most exposure remains in Italy with a modest amount of other European exposure. The European Hospital Liability Quota Share exposure results in many instances where claims are eventually closed with no liability. As a claims made exposure, there is also minimal to no "tail" that would result in IBNR. The net result is a significant amount of negative IBNR accounting for claims with case reserves established that are expected to be closed with no payment.
Our initial underwriting year loss projections are generally based on the ELR method, derived from historical performance after the consideration of loss and premium trends. Loss reporting for this line is unique, as a large proportion of claims are initially reserved but eventually closed with no payment, as the insurer is found to have no liability after investigation of the fundamentals of the claim. In addition, the underlying insurance policies we assume are both per claims and aggregate. For these reasons, the LD method is not typically employed in the estimate of loss. After the first several years, we utilize a FS methodology; frequency is estimated on a reported claim basis and adjusted for an estimate of the proportion of claims which will close with no payment, while severity is estimated on both a gross and net of deductible basis.

AmTrust Reinsurance European Hospital Liability	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2011	$52,759	$24,644	$38,147	$52,706	$50,134	$69,034	$66,939	$4,607
2012		84,708	86,334	85,497	109,629	98,068	92,858	(17,642)
2013			52,045	65,386	68,208	89,607	81,933	(16,629)
2014				54,147	57,017	61,072	67,954	(9,999)
2015					50,481	49,011	63,813	3,546
2016						47,264	54,411	5,336
2017							43,512	18,423
Total							$471,420	$(12,358)

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2011	$1,165	$4,614	$13,615	$24,985	$30,563	$37,974	$43,935
2012		5,106	16,324	37,152	48,389	62,213	73,357
2013			3,172	15,958	27,456	41,892	52,662
2014				4,465	12,578	26,145	37,212
2015					3,687	11,726	24,209
2016						3,805	11,303
2017							1,358
Total							$244,036
Total net reserves							$227,384

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
AmTrust Reinsurance: All Other Lines
This category includes all lines except Workers' Compensation, General Liability and Commercial Auto from the AmTrust Small Business Commercial and Specialty Program Divisions. The predominant exposures are property and auto physical damage.

AmTrust Reinsurance All Other Lines	Incurred losses and loss adjustment expenses, net of reinsurance							At December 31, 2017
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017	Total IBNR
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$27,630	$28,724	$28,715	$29,149	$29,237	$29,070	$29,576	$75
2009	12,516	20,349	11,959	13,329	14,309	14,492	16,088	663
2010	14,440	15,182	24,718	15,484	16,078	16,105	17,071	1,110
2011	18,822	19,948	26,343	27,509	22,359	22,616	23,376	769
2012		14,697	18,443	19,426	21,898	18,673	19,850	1,430
2013			17,806	17,630	28,058	22,918	21,313	961
2014				20,597	25,268	26,021	24,958	2,938
2015					52,706	54,857	49,631	8,098
2016						79,654	74,948	31
2017							104,637	35,063
Total							$381,448	$51,138

	Cumulative paid losses and LAE, net of reinsurance
For the Year Ended December 31,	2011	2012	2013	2014	2015	2016	2017
Accident Year:	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
2008	$25,776	$29,710	$29,900	$31,217	$29,388	$29,177	$30,833
2009	7,891	8,084	8,743	11,093	13,105	13,870	15,224
2010	12,373	12,332	13,012	15,375	15,748	16,058	16,919
2011	13,840	16,424	17,571	21,279	22,044	22,715	23,892
2012		10,308	14,031	16,033	16,936	17,946	18,205
2013			11,877	15,997	17,509	20,258	20,456
2014				12,028	20,277	20,940	22,018
2015					28,929	45,208	42,631
2016						42,795	69,805
2017							48,903
Total							$308,886
		All outstanding liabilities prior to 2008, net of reinsurance					2
Total net reserves							$72,564

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
Reconciliation of Development Tables to Consolidated Balance Sheet
The following table represents a reconciliation of the net incurred and paid claims development tables to the reserve for loss and LAE in the Consolidated Balance Sheet at December 31, 2017:

	As at December 31, 2017
	Total Net Reserves	Reinsurance Recoverables on unpaid claims	Total Gross Reserves
Diversified Reinsurance
Property - Pro-rata	$79,354	$2,101	$81,455
Casualty Personal Auto - Pro-rata	83,466	13,438	96,904
Casualty Commercial Auto - Pro-rata	125,094	1,592	126,686
Property - XOL	67,887	—	67,887
Commercial Auto - XOL	198,621	—	198,621
Workers' Compensation - XOL	282,983	—	282,983
Other Liability - XOL	77,988	25,446	103,434
A&H	61,108	—	61,108
International	66,391	2,051	68,442
Total	1,042,892	44,628	1,087,520
Other Diversified	99,851	—	99,851
Total Diversified Reinsurance - Segment	1,142,743	44,628	1,187,371

AmTrust Reinsurance
Workers' Compensation	1,174,164	—	1,174,164
General Liability	362,742	—	362,742
Commercial Auto Liability	276,248	16,991	293,239
European Hospital Liability	227,384	—	227,384
All Other Lines	72,564	—	72,564
Total	2,113,102	16,991	2,130,093
Other reconciling items	155,048	5,840	160,888
Total AmTrust Reinsurance - Segment	2,268,150	22,831	2,290,981

Other	18,744	50,152	68,896
Total reserves and LAE	$3,429,637	$117,611	$3,547,248

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)

b)	Claims duration disclosure
The following unaudited supplementary information represents the average annual percentage payout of net loss and LAE by age, net of reinsurance, for both our reportable segments at December 31, 2017:

	Average annual payout of incurred claims by age, net of reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Diversified Reinsurance
Property - Pro-rata	41.1%	28.0%	19.8%	6.4%	2.0%	1.2%	0.8%
Casualty Personal Auto - Pro-rata	62.0%	15.8%	16.3%	4.3%	0.4%	0.8%	0.1%
Casualty Commercial Auto - Pro-rata	12.0%	15.8%	16.9%	21.5%	12.9%	8.4%	8.1%
Property XOL	31.0%	35.7%	16.7%	6.0%	3.8%	2.9%	1.6%
Commercial Auto XOL	3.1%	9.0%	20.2%	22.2%	20.7%	9.0%	11.3%
Workers' Compensation XOL	4.8%	5.2%	9.4%	8.0%	5.5%	0.7%	0.6%
Other Liability - XOL	21.6%	19.3%	12.5%	10.3%	7.0%	15.6%	6.8%
Accident & Health	28.1%	42.2%	28.1%	1.1%	0.5%	(0.1)%	—%
International	49.9%	37.4%	4.1%	2.2%	0.5%	1.3%	4.6%

AmTrust Reinsurance
Workers' Compensation	20.2%	27.5%	17.5%	11.1%	6.1%	3.3%	3.4%
General Liability	7.6%	12.2%	14.9%	19.4%	17.3%	11.1%	7.8%
Commercial Auto Liability	14.2%	20.3%	21.5%	19.7%	14.0%	6.6%	5.0%
European Hospital Liability	4.8%	11.9%	17.9%	15.7%	12.1%	11.5%	8.9%
All other lines	53.9%	25.2%	3.2%	7.1%	6.8%	3.6%	5.1%
The average annual payout of incurred claims by age, net of reinsurance, is calculated using the amount of claims paid in each development year and is compared with the estimated incurred claims as of the most recent period presented.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.7% of the outstanding shares of the Company. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company as at December 31, 2017 so there is no longer a public filing requirement. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 42.7% of the outstanding shares of AmTrust. AmTrust owns 1.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 41.8% of the outstanding common shares of NGHC. Barry Zyskind is the non-executive chairman of NGHC.
AmTrust
The following describes transactions between the Company and AmTrust:
AmTrust Quota Share Reinsurance Agreement
Effective July 1, 2007, the Company and AmTrust entered into a master agreement, as amended (the "Master Agreement"), by which they caused Maiden Bermuda, a wholly owned subsidiary of the Company, and AmTrust's Bermuda reinsurance subsidiary, AmTrust International Insurance, Ltd. ("AII"), to enter into the Reinsurance Agreement by which AII retrocedes to Maiden Bermuda an amount equal to 40% of the premium written by subsidiaries of AmTrust, net of the cost of unaffiliated inuring reinsurance and 40% of losses. The Master Agreement further provided that AII receives a ceding commission of 31% of ceded written premiums. On June 11, 2008, Maiden Bermuda and AII amended the Reinsurance Agreement to add Retail Commercial Package Business to the Covered Business. AII receives a ceding commission of 34.375% on Retail Commercial Package Business.
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
AmTrust European Hospital Liability Quota Share Agreement ("European Hospital Liability Quota Share")
Effective April 1, 2011, Maiden Bermuda, entered into a quota share reinsurance contract with AmTrust Europe Limited ("AEL") and AmTrust International Underwriters Limited ("AIUL"), both wholly owned subsidiaries of AmTrust. Pursuant to the terms of the contract, Maiden Bermuda assumed 40% of the premiums and losses related to policies classified as European Hospital Liability, including associated liability coverages and policies covering physician defense costs, written or renewed on or after April 1, 2011. The contract also covers policies written or renewed on or before March 31, 2011, but only with respect to losses that occur, accrue or arise on or after April 1, 2011. The maximum limit of liability attaching shall be €5,000 (€10,000 effective January 1, 2012) or currency equivalent (on a 100% basis) per original claim for any one original policy. Maiden Bermuda will pay a ceding commission of 5%. The agreement is renewed through March 31, 2019 and can be terminated at any April 1 by either party on four months notice.
Effective July 1, 2016, the contract was amended such that Maiden Bermuda assumes from AEL 32.5% of the premiums and losses of all policies written or renewed on or after July 1, 2016 until June 30, 2017 and 20% of all policies written or renewed on or after July 1, 2017.
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's results of operations for the three years ended December 31, 2017, 2016 and 2015, respectively:

For the Year Ended December 31,	2017	2016	2015
Gross and net premiums written	$1,993,478	$2,006,646	$1,885,974
Net premiums earned	1,969,907	1,931,656	1,717,989
Net loss and loss adjustment expenses	(1,549,064)	(1,287,035)	(1,094,880)
Commission and other acquisition expenses	(630,376)	(614,882)	(539,671)

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
The OPL program was terminated on December 31, 2011, on a run-off basis, and the NAXS program was terminated on October 31, 2012. We recorded $4 of ceded premiums for the year ended December 31, 2017 (2016 - $19, 2015 - $68).
Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. During the year ended December 31, 2017, under the terms of this agreement, we have recorded net premiums earned of approximately $1,520 (2016 - $1,139, 2015 - $673) and commission expense of $335 (2016 - $295, 2015 -$166).
Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:

•
by lending funds in the amount of $167,975 at December 31, 2017 and 2016 pursuant to a loan agreement entered into between those parties. Advances under the loan, which were made in three separate tranches of $113,542 (December 18, 2007), $20,193 (April 11, 2008) and $34,240 (June 23, 2008), are secured by promissory notes. Effective December 18, 2017, the maturity date with respect to each advance shall be the earliest of (i) June 30, 2019, (ii) such time as there are no remaining obligations due to AmTrust under the Reinsurance Agreement in respect of which such advance was originally made or (iii) such time as AII is no longer required to secure its proportionate share of such obligations. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Prior to that date, the interest was payable at a rate equivalent to one-month LIBOR plus 90 basis points per annum; and

•
effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at December 31, 2017 was approximately $3,328,757 (2016 - $2,766,032) and the accrued interest was $20,830 (2016 - $20,420). Please refer to "Note 4. (e) Investments" for additional information.

b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. The brokerage fee is payable in consideration of AIIB's brokerage services. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $24,624 (2016 - $24,146, 2015 - $21,475) of reinsurance brokerage expense for the year ended December 31, 2017, which is presented as part of the commission and other acquisition expenses in the consolidated statements of income, and deferred reinsurance brokerage of $14,741 (2016 - $14,395) at December 31, 2017 as a result of this agreement.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. AIIM provides investment management services for a quarterly fee of 0.0375% if the average value of the account for the previous calendar quarter is greater than $1 billion. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $7,474 (2016 - $6,925, 2015 - $6,057) of investment management fees for the year ended December 31, 2017, as a result of this agreement.
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the year ended December 31, 2017, the Company recorded an expense of $39 (2016- $61, 2015 - $89) for the use of the aircraft.
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
The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000 any one insured person. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded approximately $542 of premiums earned for the year ended December 31, 2017 (2016 - $442, 2015 - $25).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

11. Commitments, Contingencies and Concentrations
a) Concentrations of Credit Risk
At December 31, 2017 and 2016, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party and reinsurance balances receivable. Please refer to "Note 8. Reinsurance" for additional information regarding the Company's credit risk exposure on its reinsurance counterparties.
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
b) Concentrations of Revenue
During the year ended December 31, 2017, our gross premiums written from AmTrust accounted for $1,993,478 or 70.8% of our total gross premiums written (2016 – $2,006,646 or 70.9%, 2015 – $1,885,974 or 70.8%).
c) Brokers
We market our Diversified Reinsurance segment through a combination of third-party intermediaries and directly through our own marketing efforts. For the year ended December 31, 2017, 50.7% (2016 - 53.9%, 2015 - 54.6%) of our Diversified Reinsurance segment's gross premiums written was sourced through brokers. Our top three brokers represented approximately 31.9% of gross premiums written by our Diversified Reinsurance segment for the year ended December 31, 2017 (2016 - 34.6%, 2015 - 36.9%) and is comprised of Aon Benfield Inc. - 13.9% (2016 - 13.8%, 2015 - 17.3%), Marsh & McLennan Companies (including Guy Carpenter) - 11.6% (2016 - 11.9%, 2015 - 12.2%), and Risk & Insurance Services Consulting - 6.4% (Beach & Associates 2016 - 8.9%, U.S. RE Corporation - 2015 - 7.4%).
d) Letters of Credit
At December 31, 2017, we had letters of credit outstanding of $83,903 (2016 - $76,656). The letters of credit are for collateral purposes and are secured by cash and fixed maturities with a fair value of $114,172 (2016 - $108,786).
e) Employment agreements
The Company has entered into employment agreements with certain individuals. The employment agreements provide for option awards, executive benefits and severance payments under certain circumstances.
f) Operating Lease Commitments
The Company leases office space, an apartment, equipment and vehicles under operating leases expiring in various years through 2022. The Company's total rent expense for the year ended December 31, 2017 was $1,514 (2016 - $1,616, 2015 - $1,984). Future minimum lease payments at December 31, 2017 under non-cancellable operating leases for the next five years are approximately as follows:

December 31, 2017
2018	$1,490
2019	1,186
2020	1,025
2021	719
2022	719
$5,139
g) Other Commitments
The Company has an unfunded commitment on its investment in limited partnerships of approximately $306 at December 31, 2017 (2016 - $463).
The Company purchases retrocessional protection to limit certain exposures. The minimum deposit premiums are contractually due in advance on a quarterly basis. At December 31, 2017, the Company has an outstanding reinsurance purchase commitment of $1,305, all of which is due in 2018. There were no such commitments outstanding at December 31, 2016.
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
In April 2009, the Company learned that Bentzion S. Turin, the former Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, sent a letter to the U.S. Department of Labor claiming that his employment with the Company was terminated in retaliation for corporate whistleblowing in violation of the whistleblower protection provisions of the Sarbanes-Oxley Act of 2002. Mr. Turin alleged that he was terminated for raising concerns regarding corporate governance with respect to the negotiation of the terms of the Trust Preferred Securities Offering. He seeks reinstatement as Chief Operating Officer, General Counsel and Secretary of Maiden Holdings and Maiden Bermuda, back pay and legal fees incurred. On December 31, 2009, the U.S. Secretary of Labor found no reasonable cause for Mr. Turin’s claim and dismissed the complaint in its entirety. Mr. Turin objected to the Secretary's findings and requested a hearing before an administrative law judge in the U.S. Department of Labor. The Company moved to dismiss Mr. Turin's complaint, and its motion was granted by the Administrative Law Judge on June 30, 2011.
On July 13, 2011, Mr. Turin filed a petition for review of the Administrative Law Judge's decision with the Administrative Review Board in the U.S. Department of Labor. On March 29, 2013, the Administrative Review Board reversed the dismissal of the complaint on procedural grounds, and remanded the case to the administrative law judge. The administrative hearing began in September 2014, and we expect the hearings to conclude in 2018. The Company believes that it had good and sufficient reasons for terminating Mr. Turin's employment and that the claim is without merit. The Company will continue to vigorously defend itself against this claim.
k) Dividends declared
On November 7, 2017, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	January 16, 2018	January 2, 2018

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Year Ended December 31,	2017	2016	2015
Numerator:
Net (loss) income attributable to Maiden	$(169,896)	$48,980	$124,476
Dividends on preference shares – Series A, C and D	(29,156)	(24,785)	(12,375)
Dividends on convertible preference shares – Series B	—	(8,971)	(11,962)
Amount allocated to participating common shareholders(1)	(23)	(7)	(52)
Numerator for basic EPS - net (loss) income allocated to Maiden common shareholders	(199,075)	15,217	100,087
Potentially dilutive securities:
Dividends on convertible preference shares – Series B(2)	—	—	11,962
Numerator for diluted EPS - net (loss) income allocated to Maiden common shareholders after assumed conversion	$(199,075)	$15,217	$112,049
Denominator:
Weighted average number of common shares – basic	85,678,232	77,534,860	73,478,544
Potentially dilutive securities:
Share options and restricted share units	—	1,152,083	1,319,074
Convertible preference shares(2)	—	—	10,840,617
Adjusted weighted average number of common shares and assumed conversions – diluted	85,678,232	78,686,943	85,638,235
Basic (loss) earnings per share attributable to Maiden common shareholders:	$(2.32)	$0.20	$1.36
Diluted (loss) earnings per share attributable to Maiden common shareholders:	$(2.32)	$0.19	$1.31

(1)
This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan. The 2017 amount allocated to the holders of non-vested restricted shares excluded undistributed losses during the year.

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

At December 31, 2017, 1,688,010 share options and restricted share units (2016 – 24,000; 2015 – nil) were excluded from diluted earnings per common share because they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity
At December 31, 2017, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,730,054 common shares, of which 82,974,895 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,669,946 shares are undesignated at December 31, 2017.
a) Common Shares
The following table shows the summary of changes in the Company's common shares outstanding:

For the Year Ended December 31,	2017	2016	2015
Outstanding shares – January 1	86,271,109	73,721,140	72,932,702
Mandatory conversion of preference shares – Series B	—	12,069,090	—
Issuance of vested restricted shares and restricted share units	246,382	251,027	378,120
Shares repurchased(1)	(3,705,256)	(35,258)	(46,458)
Exercise of options	162,660	265,110	456,776
Outstanding shares – December 31	82,974,895	86,271,109	73,721,140

(1)
The Company repurchased a total of 3,667,134 common shares under its share repurchase authorization. In addition, shares were repurchased from employees in respect of tax obligations arising from the vesting of restricted shares and performance based shares. See further details below in item (f).

The Company's common shares have a par value of $0.01 per share. The holders of our common shares are entitled to receive dividends and are allocated one vote per common share, subject to downward adjustment under certain circumstances.
b) Preference Shares – Series D
On June 15, 2017, the Company issued and authorized a total of 6,000,000, 6.7% Preference Shares – Series D (the "Preference Shares - Series D"), par value $0.01 per share, at a price of $25 per preference share. The Company's total net proceeds from the offering was $144,942, after deducting issuance costs of $5,058, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series D have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after June 15, 2022, subject to certain regulatory restrictions at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends. Additionally, at any time prior to June 15, 2022, the Company may redeem all but not less than all of the Series D Preference Shares at a redemption price of $26 per share, plus declared and unpaid dividends, if any, to, but excluding, the date of redemption subject to certain conditions and regulatory approval.
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
The holders of the Preference Shares – Series D have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2017, the Company declared and paid dividends on the Preference Shares – Series D of $5,025.
c) Preference Shares – Series C
On November 25, 2015, the Company issued and authorized a total of 6,600,000 7.125% Preference Shares – Series C (the "Preference Shares - Series C"), par value $0.01 per share, at a price of $25 per preference share. The Company's total net proceeds from the offering was $159,485, after deducting issuance costs of $5,515, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series C have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after December 15, 2020 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
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
The holders of the Preference Shares – Series C have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2017, the Company declared and paid dividends on the Preference Shares – Series C of $11,756 (2016 -$12,410, 2015 - $0).
d) Mandatory Convertible Preference Shares – Series B
In October 2013, the Company issued and authorized a total of 3,300,000 7.25% Mandatory Convertible Preference Shares – Series B (the "Preference Shares – Series B"), par value $0.01, at a price of $50 per preference share. The Company's total net proceeds from the offering was $159,675, after deducting issuance costs of $5,325, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series B were not redeemable.
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
On September 15, 2016, each of the outstanding Preference Share – Series B were automatically converted into 12,069,090 of the Company's common shares at a conversion rate of $3.6573 per preference share based on the volume weighted average price per share of the Company’s common shares over the forty consecutive trading day period beginning on, and including, the forty-second scheduled trading day immediately preceding September 15, 2016 (the "final averaging period"). The mandatory conversion date is the third business day immediately following the last trading day of the final averaging period. The Company declared and paid dividends on the Preference Shares – Series B of $8,971 for the year ended December 31, 2016 (2015 - $11,962).
e) Preference Shares - Series A
On August 22, 2012, the Company issued and authorized a total of 6,000,000 8.25% Preference Shares – Series A (the "Preference Shares – Series A"), par value $0.01 per share, at a price of $25 per preference share. The Company's total net proceeds from the offering was $145,041, after deducting issuance costs of $4,959, which were recognized as a reduction in additional paid-in capital. The Preference Shares – Series A have no stated maturity date and are redeemable in whole or in part at the sole option of the Company any time after August 29, 2017 at a redemption price of $25 per preference share plus any declared and unpaid dividends, without accumulation of any undeclared dividends.
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
The holders of the Preference Shares – Series A have no voting rights other than the right to elect up to two directors if preference share dividends are not declared and paid for six or more dividend periods. For the year ended December 31, 2017, the Company declared and paid dividends on the Preference Shares - Series A of $12,375 (2016 and 2015 - $12,375).
f) Treasury Shares
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100,000 of the Company's common shares from time to time at market prices. During the year ended December 31, 2017, the Company repurchased a total of 3,667,134 common shares at an average price of $6.84 per share under its share repurchase authorization. As at December 31, 2017, the Company has a remaining authorization of $74,924 for share repurchases.
In addition, during the year ended December 31, 2017, the Company repurchased a total of 38,122 (2016 - 35,258, 2015 - 46,458) shares at an average price per share of $15.06 (2016 - $13.33, 2015 - $14.09) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

13. Shareholders’ Equity (continued)
g) Accumulated Other Comprehensive Income
The following table presents details about amounts reclassified from AOCI:

Details about AOCI Components	Consolidated Statements of Income Line Item that Includes Reclassification	For the Year Ended December 31,
Unrealized (losses) gains on AFS securities		2017	2016	2015
	Net realized (losses) gains on investment	$1,816	$(576)	$263
	Net impairment losses recognized in earnings	—	—	—
	Total before tax	1,816	(576)	263
	Income tax expense	—	—	—
	Total after tax	$1,816	$(576)	$263
The following tables set forth financial information regarding the changes in the balances of each component of AOCI for the years ended December 31, 2017, 2016 and 2015:

For the Year Ended December 31, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	44,421	(44,187)	234
Amounts reclassified from AOCI to net income, net of tax	(1,816)	—	(1,816)
Net current period other comprehensive income (loss)	42,605	(44,187)	(1,582)
Ending balance	21,889	(8,583)	13,306
Less: AOCI attributable to noncontrolling interest	—	(48)	(48)
Ending balance, Maiden shareholders	$21,889	$(8,535)	$13,354

For the Year Ended December 31, 2016	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(54,112)	$30,231	$(23,881)
Other comprehensive income before reclassifications	32,820	5,373	38,193
Amounts reclassified from AOCI to net income, net of tax	576	—	576
Net current period other comprehensive income	33,396	5,373	38,769
Ending balance	(20,716)	35,604	14,888
Less: AOCI attributable to noncontrolling interest	—	(109)	(109)
Ending balance, Maiden shareholders	$(20,716)	$35,713	$14,997

For the Year Ended December 31, 2015	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$78,579	$16,665	$95,244
Other comprehensive (loss) income before reclassifications	(132,428)	13,566	(118,862)
Amounts reclassified from AOCI to net income, net of tax	(263)	—	(263)
Net current period other comprehensive (loss) income	(132,691)	13,566	(119,125)
Ending balance	(54,112)	30,231	(23,881)
Less: AOCI attributable to noncontrolling interest	—	(114)	(114)
Ending balance, Maiden shareholders	$(54,112)	$30,345	$(23,767)
14. Share Compensation and Pension Plans
The Company’s Amended and Restated 2007 Share Incentive Plan (the "Plan"), provides for grants of options, restricted shares and restricted share units. New shares are issued upon exercise of options and vesting of restricted shares and share units. The total number of common shares currently reserved for issuance under the Plan is 10,000,000. The Plan is administered by the Compensation Committee of the Board of Directors (the "Committee").
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
There were no options granted in 2017. The key assumptions used in determining the fair value of options granted in 2016 and 2015 and a summary of the methodology applied to develop each assumption were as follows:

	2016	2015
Assumptions:
Volatility	28.70%	37.60%
Risk-free interest rate	1.67%	1.55%
Weighted average expected lives in years	5.5 years	5.5 years
Forfeiture rate	1.66%	2.16%
Dividend yield rate	3.55%	4.05%
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

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)

The following table shows all options granted, exercised, forfeited and expired under the Plan for the years ended December 31, 2017, 2016 and 2015:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Range of Exercise Prices
Outstanding, December 31, 2014	2,362,975	$6.95		4.86 years	$13,791	$3.28 - $12.42
Granted	24,000	$13.98	$3.31			$13.98
Exercised	(456,776)	$7.27			$3,521
Expired	(3,442)	$8.61
Forfeited	(558)	$9.00
Outstanding, December 31, 2015	1,926,199	$6.96		4.15 years	$15,306	$3.28 - $13.98
Granted	24,000	$13.12	$2.45			$13.12
Exercised	(265,110)	$7.28			$1,453
Expired	(1,000)	$7.67
Outstanding, December 31, 2016	1,684,089	$7.00		3.36 years	$17,598	$3.28 - $13.98
Exercised	(162,660)	$6.64			$955
Expired	(4,660)	$9.92
Outstanding, December 31, 2017	1,516,769	$7.03		2.45 years	$1,100	$3.28 - $13.98
Total exercisable at December 31, 2017	1,514,675	$7.02		2.44 years	$1,100	$3.28 - $13.98
The weighted average grant date fair value was $2.13 (2016 - $2.10, 2015 - $2.13) for all options outstanding at December 31, 2017. There was $12 (2016 - $60) of total unrecognized compensation cost related to non-vested options at December 31, 2017 which will be recognized during the next 0.34 years. Cash in the amount of $1,081 was received from employees as a result of employee share option exercises during the year ended December 31, 2017 (2016 – $1,931, 2015 – $3,318). In connection with these exercises, there was no tax benefit realized by the Company.
Restricted Shares and Share Units
The fair value of each restricted share or share unit is determined based on the market value of the Company's common shares on the date of grant. The total estimated fair value is amortized as an expense on a straight-line basis over the requisite service period as determined by the Committee.
Performance-Based Restricted Share Units
The Committee approved the formation of a long-term incentive program under the Plan on March 1, 2011. On that date, the Committee determined to award PB-RSUs to certain senior leaders of the Company. The formula for determining the amount of PB-RSUs awarded uses a combination of a percentage of the employee's base salary (based on a benchmarking analysis from our compensation consultant) divided by the closing price on NASDAQ of our common shares on that date. The grants are performance based which require that certain criteria such as non-GAAP operating return on common equity, underwriting performance, revenue growth and operating expense be met during the performance period to attain a payout. Each metric has a corresponding weighted percentage with a target and maximum level of performance goal set to achieve a payout. All prior, current and future PB-RSUs are paid 50% based on certain criteria stated above, while the other 50% of the payout is based upon the recommendation of the Company's CEO and the Committee's ultimate discretion of individual contribution to business results and strategic success for the performance period. Settlement of the grants can be made in either common shares or cash upon the decision of the Committee and the performance cycles are for three years.
Beginning in 2014, the Committee approved an annual award of PB-RSUs to certain senior leaders of the Company with each annual award vesting over three years.
Non-Performance-Based Restricted Share Units
Beginning in 2012, the Committee approved an annual award of NPB-RSUs with each annual award vesting over three years. The total fair value of share units vested during the year ended December 31, 2017 was $633 (2016 - $1,068, 2015 - $766).
Discretionary Non-Performance-Based Restricted Shares ("NPB-RSs")
Beginning in 2013, the Committee approved an annual award of NPB-RSs with each annual award vesting either over two or three years. The total fair value of restricted shares vested during the year ended December 31, 2017 was $357 (2016 - $428, 2015 - $698).

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

14. Share Compensation and Pension Plans (continued)
The following table shows a summary of activity under the Company's restricted awards:

	Non-Performance-Based Restricted Share Units		Non-Performance-Based Restricted Shares		Performance Based Restricted Share Units(1)
	Number of Restricted Units	Weighted Average Grant-Date Fair Value	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Units	Weighted Average Grant-Date Fair Value
Non-vested December 31, 2014	146,666	$10.45	86,317	$10.63	807,770	$10.51
Awards granted	64,795	$13.89	38,180	$13.94	291,730	$13.89
Awards vested	(73,333)	$10.45	(67,061)	$10.41	(188,681)	$9.54
Awards forfeited	—	$—	(4,284)	$11.38	(165,337)	$10.61
Non-vested at December 31, 2015	138,128	$12.07	53,152	$13.22	745,482	$12.05
Awards granted	75,988	$13.16	23,000	$12.90	355,544	$13.11
Awards vested	(94,931)	$11.24	(29,949)	$12.67	(85,847)	$12.29
Awards forfeited	—	$—	—	$—	(169,458)	$10.02
Non-vested at December 31, 2016	119,185	$13.42	46,203	$13.42	845,721	$12.88
Awards granted	25,000	$10.55	17,500	$16.75	284,130	$16.75
Awards vested	(46,927)	$13.50	(26,477)	$13.49	(110,976)	$12.20
Awards forfeited	—	$—	—	$—	(208,411)	$11.73
Non-vested at December 31, 2017	97,258	$12.65	37,226	$14.93	810,464	$14.60

(1)
For Performance Based Shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

There was $525 and $200 of total unrecognized compensation cost related to RSUs and restricted shares at December 31, 2017, both of which will be recognized during the next 0.91 years and 0.98 years, respectively. Total share-based expense for the year ended December 31, 2017 was $2,938 (2016 - $3,414, 2015 - $2,938).
Pension Plans
The Company provides pension benefits to eligible employees principally through various defined contribution plans sponsored by the Company which vary by subsidiary. The Company’s expenses for its defined contribution plans for the year ended December 31, 2017 was $2,826 (2016 - $2,805, 2015 - $2,623).

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
The statutory capital and surplus and statutory net income (loss) of our principal operating subsidiaries in their respective jurisdictions were as follows:

	Maiden Bermuda	Maiden US	Maiden LF	Maiden GF
Statutory Capital and Surplus
December 31, 2017	$1,205,991	$301,661	$8,510	$6,417
December 31, 2016	1,470,206	296,550	8,101	—

Statutory Net Income (Loss)
For the Year Ended December 31, 2017	$(167,307)	$16,866	$(481)	$(168)
For the Year Ended December 31, 2016	87,888	(3,926)	756	—
For the Year Ended December 31, 2015	146,027	17,439	(199)	—
At December 31, 2017, the Company's net assets were $1,232,626, of which $1,160,044 were restricted primarily as a result of solvency and liquidity requirements imposed on the Company's subsidiaries by local regulators as well as collateral requirements under various reinsurance agreements.
a) Bermuda
Maiden Bermuda is registered as a Class 3B reinsurer under The Insurance Act 1978 (Bermuda), amendments thereto and related regulations (the "Insurance Act"). Under the Insurance Act, Maiden Bermuda is subject to enhanced capital requirements in addition to minimum solvency and liquidity requirements. At December 31, 2017, Maiden Bermuda satisfied both the enhanced capital requirements and the minimum solvency and liquidity requirements.
Under the Insurance Act, Maiden Bermuda is prohibited from declaring or paying dividends of more than 25% of its total statutory capital and surplus, as shown in its previous financial year statutory balance sheet, unless at least seven days before payment of the dividends it files with the BMA an affidavit that it will continue to meet its minimum capital requirements as described above. Maiden Bermuda must obtain the BMA’s prior approval before reducing its total statutory capital, as shown in its previous financial year statutory balance sheet, by 15% or more. Maiden Bermuda is restricted in paying dividends that would result in Maiden Bermuda failing to comply with the ECR as calculated based on the BSCR or cause Maiden Bermuda to fail to meet its relevant margins. Based on these regulatory restrictions, the maximum amount available for payment of dividends to Maiden Holdings, Ltd. from Maiden Bermuda during 2017 without prior regulatory approval is $301,498. During the year ended December 31, 2017, dividends from Maiden Bermuda to Maiden Holdings, Ltd. were $105,000 (2016 - $445,000, 2015 -$0).
b) United States
Maiden US files financial statements in accordance with statutory accounting practices ("SAP") prescribed or permitted by state insurance regulatory authorities. The minimum statutory capital and surplus necessary to satisfy regulatory requirements for Maiden US for the year ended December 31, 2017 was $88,389 (2016 - $86,646). These requirements were met by Maiden US throughout the year ended December 31, 2017. Without prior approval of its domiciliary commissioner, dividends to shareholders are limited by the laws of the company's state of domicile, Missouri to the greater of 10% of statutory policyholders’ surplus at the preceding December 31, or net income, less net realized capital gain on investments, for the 12-month period ending December 31 of the preceding year. Additionally, Maiden US may only pay dividends if it has positive unassigned funds. Accordingly, the maximum dividend payments that can be made to shareholders in the next year without prior approval by the Missouri Department of Insurance is $0.
c) Sweden
The Company has two Swedish domiciled insurance subsidiaries in Sweden, Maiden LF and Maiden GF, both regulated by the Swedish Finansinspektionen ("Swedish FSA").Maiden LF was required to maintain a minimum level of statutory capital and surplus of $4,442 at December 31, 2017 (2016 - $3,891). This requirement was met by Maiden LF throughout the year. Maiden LF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden LF to Maiden Holdings. At December 31, 2017, Maiden LF is allowed to pay dividends or distributions not exceeding $2,507 (2016 - $2,843). Maiden GF was granted a general insurance license effective September 14, 2016 with an approved level of initial statutory capital and surplus of $6,135. Maiden GF started writing business in 2017 and was required to maintain a minimum level of statutory capital and surplus of $4,442 at December 31, 2017. This requirement was met by Maiden GF throughout the year. Maiden GF is subject to statutory and regulatory restrictions under the Swedish FSA that limit the maximum amount of annual dividends or distributions paid by Maiden GF to Maiden Holdings. At December 31, 2017, Maiden GF is allowed to pay dividends or distributions not exceeding $0 (2016 - $0).

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
Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. The provision for federal income taxes has been determined under the principles of the consolidated tax provisions of the U.S. Internal Revenue Code and Regulations. Should our U.S. subsidiaries pay a dividend outside the U.S. group, withholding taxes will apply. Tax years 2012 through 2016 are not under examination but remain subject to examination in the U.S by the Internal Revenue Service. All prior tax years have been audited and closed without any impact on our operations.
The Company has subsidiary operations in various other locations around the world, including Australia, Austria, Germany, Ireland, Netherlands, Russia, Sweden and the U.K., that are subject to relevant taxes in those jurisdictions. These subsidiaries are not under examination but generally remain subject to examination in all applicable jurisdictions for tax years from 2013 through 2017.
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
There were no unrecognized tax benefits at December 31, 2017, 2016 and 2015. (Loss) income before taxes and income tax (benefit) expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

For the Year Ended December 31,	2017	2016	2015
(Loss) income before income taxes – Domestic (Bermuda)	$(165,120)	$67,881	$134,012
Loss before income taxes – Foreign (U.S. and others)	(8,183)	(18,169)	(7,690)
Total (loss) income before income taxes	$(173,303)	$49,712	$126,322

Current tax expense – Domestic (Bermuda)	$—	$—	$—
Current tax expense – Foreign (U.S. and others)	669	490	780
Total current tax expense	669	490	780

Deferred tax expense – Domestic (Bermuda)	$—	$—	$—
Deferred tax (benefit) expense – Foreign (U.S. and others)	(4,227)	1,084	1,258
Total deferred tax (benefit) expense	(4,227)	1,084	1,258

Total income tax (benefit) expense	$(3,558)	$1,574	$2,038
The following table is a reconciliation of the actual income tax rate for the years ended December 31, 2017, 2016 and 2015 to the amount computed by applying the effective tax rate of 0.0% under Bermuda law to income before income taxes:

For the Year Ended December 31,	2017	2016	2015
(Loss) income before income taxes	$(173,303)	$49,712	$126,322
Less: income tax (benefit) expense	(3,558)	1,574	2,038
Net (loss) income	$(169,745)	$48,138	$124,284
Reconciliation of effective tax rate (% of income before income taxes)
Bermuda tax rate	—%	—%	—%
U.S. taxes at statutory rates	2.8%	(10.8)%	(2.2)%
Rate change in the U.S.	2.9%	—%	—%
Valuation allowance in respect of U.S. taxes	(3.4)%	13.2%	3.2%
Other jurisdictions	(0.2)%	0.8%	0.6%
Actual tax rate	2.1%	3.2%	1.6%

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

16. Taxation (continued)
Deferred income taxes reflect the tax impact of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The significant components of our deferred tax assets and liabilities at December 31, 2017 and 2016 were as follows:

December 31,	2017	2016
Deferred tax assets:
Net operating losses	$39,923	$63,143
Unearned premiums	6,537	11,336
Discounting of net loss and LAE reserves	12,222	12,091
Accruals not currently deductible	65	160
Retro reinsurance adjustment	4,481	2,679
Amortization of intangible assets	1,180	2,439
OTTI	—	1,198
Others	797	610
Deferred tax assets before valuation allowance	65,205	93,656
Valuation allowance	51,073	78,300
Deferred tax assets, net	14,132	15,356
Deferred tax liabilities:
Deferred commission and other acquisition expenses	6,927	11,826
Intangible assets with indefinite lives	1,050	1,750
Amortization of goodwill	6,384	9,480
Reserve change in basis	5,076	—
Net unrealized gains on investment	1,141	2,713
Others	434	730
Deferred tax liabilities	21,012	26,499
Net deferred tax liability	$6,880	$11,143
Pursuant to the Tax Cuts and Jobs Act of 2017, the U.S. corporate tax rate is reduced from 35% to 21% effective January 1, 2018 and as a result the Company recorded a write-down of its U.S. deferred tax liability of $4,956 resulting in a lower income tax expense of the same amount during 2017. The net deferred tax liability at December 31, 2017 was $6,880 (2016 - $11,143). A valuation allowance has been established against the net U.S. deferred tax assets which is primarily attributable to net operating losses, unearned premium and loss reserve discounting. At this time, we believe it is necessary to establish a valuation allowance against the net deferred tax assets due to insufficient positive evidence regarding the utilization of these losses. During 2017, the Company recorded a net decrease in the valuation allowance of $27,227 (2016 - decrease of $545) which includes the impact of the rate change of $34,049. At December 31, 2017, the Company has an available net operating loss carry-forward of approximately $189,891 (2016 - $180,408) for income tax purposes which expires beginning in 2029.

MAIDEN HOLDINGS, LTD.
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands of U.S. dollars, except share and per share data)

17. Subsequent Events
Dividends
In February 2018, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	April 16, 2018	April 2, 2018
Preference shares – Series A	$0.515625	March 15, 2018	March 1, 2018
Preference shares – Series C	$0.445313	March 15, 2018	March 1, 2018
Preference shares - Series D	$0.418750	March 15, 2018	March 1, 2018
18. Condensed Quarterly Financial Data — Unaudited
The following tables summarize our quarterly financial data:

2017 Quarters Ended	March 31	June 30	September 30	December 31(1)
Total revenues	$756,307	$754,756	$703,036	$707,049
Net income (loss)	26,501	(16,335)	(55,054)	(124,857)
Net income (loss) attributable to Maiden common shareholders	20,490	(22,359)	(63,596)	(133,587)
Comprehensive income (loss) – attributable to Maiden	27,117	3,658	(44,547)	(157,767)
Basic earnings (loss) per common share attributable to Maiden common shareholders	$0.24	$(0.26)	$(0.74)	$(1.59)
Diluted earnings (loss) per common share attributable to Maiden common shareholders	$0.23	$(0.26)	$(0.74)	$(1.59)

2016 Quarters Ended	March 31	June 30	September 30	December 31(2)
Total revenues	$659,414	$674,746	$738,189	$659,284
Net income (loss)	36,829	39,887	40,796	(69,374)
Net income (loss) attributable to Maiden common shareholders	27,216	30,910	31,829	(74,731)
Comprehensive income (loss) – attributable to Maiden	130,130	89,389	45,802	(177,577)
Basic earnings (loss) per common share attributable to Maiden common shareholders (3)	$0.37	$0.42	$0.42	$(0.87)
Diluted earnings (loss) per common share attributable to Maiden common shareholders (3)	$0.35	$0.39	$0.40	$(0.87)

(1)
During the fourth quarter of 2017, the Company increased the prior year reserves mainly in both our Diversified Reinsurance and AmTrust Reinsurance segments. The Company recorded unfavorable reserve development which reduced its net income, net income attributable to Maiden common shareholders and comprehensive income during the three months ended December 31, 2017 by approximately $170,960 or $2.03 per basic and diluted common share.

(2)
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

(3)
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

Schedule I
MAIDEN HOLDINGS, LTD.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands of U.S. dollars)

December 31, 2017	Amortized Cost(1)	Fair Value	Amount at Which Shown in the Balance Sheet
AFS fixed maturities:
U.S. treasury bonds	$60,711	$60,801	$60,801
U.S. agency bonds – mortgage-backed	2,026,305	2,014,614	2,014,614
U.S. agency bonds – other	29,941	29,782	29,782
Non-U.S. government and supranational bonds	33,381	31,876	31,876
Asset-backed securities	317,544	321,410	321,410
Corporate bonds	1,557,611	1,583,311	1,583,311
Municipal bonds	2,500	2,576	2,576
Total AFS fixed maturities	4,027,993	4,044,370	4,044,370
HTM fixed maturities:
Corporate bonds	1,037,464	1,065,245	1,037,464
Municipal bonds	60,337	60,381	60,337
Total HTM fixed maturities	1,097,801	1,125,626	1,097,801
Other investments	5,219	6,600	6,600
Total investments	$5,131,013	$5,176,596	$5,148,771
(1) Original cost of other investments and, for fixed maturities, original cost reduced by repayments and adjusted for amortization of premiums or discounts

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED BALANCE SHEETS — PARENT COMPANY
As of December 31, 2017 and 2016
(In thousands of U.S. dollars, except share and per share data)

	2017	2016
ASSETS
Fixed maturities, available-for-sale, at fair value (Amortized cost 2017: $68,952; 2016: $16,220)	$68,965	$16,363
Other investments, at fair value (Cost 2017: $500; 2016: $4,752)	500	6,586
Cash and cash equivalents	9,886	16,677
Investment in subsidiaries	1,401,547	1,555,857
Balances due from subsidiaries	79,376	73,414
Goodwill	5,972	5,972
Other assets	4,260	1,248
Total assets	$1,570,506	$1,676,117
LIABILITIES
Accrued expenses and other liabilities	$14,810	$14,478
Balances due to subsidiaries	217,176	194,536
Senior notes - principal amount	110,000	110,000
Less: unamortized debt issuance costs	3,654	3,694
Senior notes, net	106,346	106,306
Total liabilities	338,332	315,320
EQUITY
Preference shares	465,000	315,000
Common shares ($0.01 par value; 87,730,054 and 87,321,012 shares issued in 2017 and 2016, respectively; 82,974,895 and 86,271,109 shares outstanding in 2017 and 2016, respectively)	877	873
Additional paid-in capital	748,113	749,256
Accumulated other comprehensive income	13,354	14,997
Retained earnings	35,472	285,662
Treasury shares, at cost (4,755,159 and 1,049,903 shares in 2017 and 2016, respectively)	(30,642)	(4,991)
Total equity	1,232,174	1,360,797
Total liabilities and equity	$1,570,506	$1,676,117
1) Maiden Holdings has fully and unconditionally guaranteed the $152.5 million 2013 Senior Notes - 7.75% issued by its wholly owned subsidiary, Maiden NA. The Senior Notes are an unsecured and unsubordinated obligation of Maiden Holdings.

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME — PARENT COMPANY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands of U.S. dollars)

For the Year Ended December 31,	2017	2016	2015
Revenues
Net investment income	$885	$1,693	$2,034
Net realized gains on investment	5,466	1,990	20
Other fee revenue	—	—	1,321
	6,351	3,683	3,375
Expenses
General and administrative expenses	20,092	17,008	16,319
Interest and amortization expenses	7,328	3,988	—
Foreign exchange (gains) losses	(819)	1,371	668
	26,601	22,367	16,987
Loss before equity in earnings of consolidated subsidiaries	(20,250)	(18,684)	(13,612)
Equity in (loss) earnings of consolidated subsidiaries	(149,646)	67,664	138,088
Net (loss) income	(169,896)	48,980	124,476
Dividends on preference shares	(29,156)	(33,756)	(24,337)
Net (loss) income attributable to Maiden common shareholders	$(199,052)	$15,224	$100,139

Comprehensive (loss) income attributable to Maiden	$(171,539)	$87,744	$5,416

Schedule II
MAIDEN HOLDINGS, LTD.
CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands of U.S. dollars)

For the Year Ended December 31,	2017	2016	2015
Cash flows provided by operating activities
Net (loss) income	$(169,896)	$48,980	$124,476
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss (earnings) of consolidated subsidiaries	149,646	(67,664)	(138,088)
Depreciation and amortization of debt issuance cost and bond premium and discount	131	207	222
Net realized gains on investment	(5,466)	(1,990)	(20)
Foreign exchange (gains) losses	(819)	1,371	668
Share-based compensation expense	2,938	3,414	2,938
Changes in assets – (increase) decrease:
Balance due from subsidiaries	(5,159)	(7,222)	(20,930)
Other assets	305	(125)	237
Changes in liabilities – increase (decrease)
Accounts payable and accrued liabilities	478	(216)	12
Balances due to subsidiaries	22,640	84,504	49,162
Net cash (used in) provided by operating activities	(5,202)	61,259	18,677
Cash flows used in investing activities
Purchases of fixed-maturities – available-for-sale	(74,893)	(16,203)	—
Purchases of other investments	(500)	—	—
Proceeds from sales of fixed-maturities – available-for-sale	22,806	44,475	1,041
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	15	—	—
Proceeds from sales of other investments	9,894	350	—
Dividends from subsidiaries	105,652	—	—
Contributions to subsidiaries	(100,751)	(107,546)	(122,757)
Purchase of fixed assets	(3,410)	—	—
Net cash used in investing activities	(41,187)	(78,924)	(121,716)
Cash flows provided by financing activities
2016 Senior notes, net of issuance costs	—	106,285	—
Preference shares issuance, net of issuance costs	144,942	(143)	159,628
Dividends paid – preference shares	(29,156)	(33,756)	(24,337)
Dividends paid – Maiden common shareholders	(51,634)	(43,127)	(38,204)
Issuance of common shares	1,081	1,931	3,318
Repurchase of common shares	(25,651)	(470)	(654)
Net cash provided by financing activities	39,582	30,720	99,751
Effect of exchange rate changes on foreign currency cash	16	16	—
Net (decrease) increase in cash and cash equivalents	(6,791)	13,071	(3,288)
Cash and cash equivalents, beginning of year	16,677	3,606	6,894
Cash and cash equivalents, end of year	$9,886	$16,677	$3,606

Schedule III
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
(In thousands of U.S. dollars)

	December 31, 2017			For the Year Ended December 31, 2017
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$79,633	$1,187,371	$297,754	$823,365	$—	$650,916	$205,982	$35,817	$807,362
AmTrust Reinsurance	359,964	2,290,981	1,179,284	1,909,644	—	1,498,881	614,777	3,052	1,954,856
Total - Reportable Segments	439,597	3,478,352	1,477,038	2,733,009	—	2,149,797	820,759	38,869	2,762,218
Other	—	68,896	—	(230)	166,345	10,214	(1)	31,691	(230)
Total	$439,597	$3,547,248	$1,477,038	$2,732,779	$166,345	$2,160,011	$820,758	$70,560	$2,761,988

	December 31, 2016			For the Year Ended December 31, 2016
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$85,432	$1,103,936	$323,873	$724,124	$—	$579,520	$188,506	$35,681	$766,119
AmTrust Reinsurance	339,173	1,757,728	1,151,633	1,843,621	—	1,225,830	584,820	2,896	1,888,428
Total - Reportable Segments	424,605	2,861,664	1,475,506	2,567,745	—	1,805,350	773,326	38,577	2,654,547
Other	—	34,832	—	405	145,892	14,556	338	28,407	405
Total	$424,605	$2,896,496	$1,475,506	$2,568,150	$145,892	$1,819,906	$773,664	$66,984	$2,654,952

	December 31, 2015			For the Year Ended December 31, 2015
	Deferred commission and other acquisition expenses	Reserve for loss and loss adjustment expenses	Unearned premiums	Net premiums earned	Net investment income	Net loss and LAE	Amortization of deferred commission and other acquisition expenses	General and admin. expenses	Net premiums written
Diversified Reinsurance	$80,012	$1,046,471	$277,460	$744,875	$—	$547,296	$196,292	$35,312	$734,781
AmTrust Reinsurance	317,536	1,420,418	1,077,112	1,684,191	—	1,074,072	527,863	3,016	1,779,334
Total - Reportable Segments	397,548	2,466,889	1,354,572	2,429,066	—	1,621,368	724,155	38,328	2,514,115
Other	—	43,212	—	3	131,092	12,202	42	26,544	1
Total	$397,548	$2,510,101	$1,354,572	$2,429,069	$131,092	$1,633,570	$724,197	$64,872	$2,514,116

Schedule IV
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY REINSURANCE INFORMATION
(In thousands of U.S. dollars)

For the Year Ended December 31,	(a) Gross	(b) Ceded to other companies	(c) Assumed from other companies	(d) Net amount (a) - (b) + (c)	Percentage of amount to net (c)/(d)
2017 Premiums – General Insurance	$5,765	$54,063	$2,810,286	$2,761,988	101.7%
2016 Premiums – General Insurance	8,045	176,396	2,823,303	2,654,952	106.3%
2015 Premiums – General Insurance	9,160	148,710	2,653,666	2,514,116	105.6%

Schedule VI
MAIDEN HOLDINGS, LTD.
SUPPLEMENTARY INSURANCE INFORMATION
CONCERNING PROPERTY/CASUALTY INSURANCE OPERATIONS
(In thousands of U.S. dollars)

	Net loss and LAE		Paid loss and LAE
For the Year Ended December 31,	Current Year	Prior Year
2017	$1,802,118	$357,893	$1,582,371
2016	1,600,454	219,452	1,437,591
2015	1,558,704	74,866	1,350,357