Form 10-Q
period 2018-03-31
Maiden Holdings, Ltd.
filed 2018-05-10
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-34042

MAIDEN HOLDINGS, LTD.
(Exact name of registrant as specified in its charter)

Bermuda (State or other jurisdiction of incorporation or organization)	98-0570192 (IRS Employer Identification No.)

94 Pitts Bay Road, Pembroke, Bermuda (Address of principal executive offices)	HM08 (Zip Code)

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
Yes ☐ No ☒

As of May 4, 2018, the number of the Registrant's Common Stock ($.01 par value) outstanding was 83,118,237.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2018: $4,034,021; 2017: $4,027,993)	$3,984,733	$4,044,370
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018: $1,069,980; 2017: $1,125,626)	1,071,361	1,097,801
Other investments, at fair value	6,426	6,600
Total investments	5,062,520	5,148,771
Cash and cash equivalents	73,276	67,919
Restricted cash and cash equivalents	87,761	123,584
Accrued investment income	36,010	34,993
Reinsurance balances receivable, net (includes $175,291 and $50,415 from related parties in 2018 and 2017, respectively)	548,218	345,043
Reinsurance recoverable on unpaid losses (includes $2,089 and $2,204 from related parties in 2018 and 2017, respectively)	114,499	117,611
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $402,907 and $359,964 from related parties in 2018 and 2017, respectively)	475,496	439,597
Goodwill and intangible assets, net	75,121	75,583
Other assets	116,433	123,113
Total assets	$6,757,309	$6,644,189
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,398,760 and $2,298,822 from related parties in 2018 and 2017, respectively)	$3,616,610	$3,547,248
Unearned premiums (includes $1,250,034 and $1,179,285 from related parties in 2018 and 2017, respectively)	1,629,870	1,477,038
Accrued expenses and other liabilities	97,851	132,795
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,966	8,018
Senior notes, net	254,534	254,482
Total liabilities	5,598,865	5,411,563
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 87,902,787 and 87,730,054 shares issued in 2018 and 2017, respectively; 83,118,237 and 82,974,895 shares outstanding in 2018 and 2017, respectively)	879	877
Additional paid-in capital	749,054	748,113
Accumulated other comprehensive (loss) income	(62,915)	13,354
Retained earnings	36,727	35,472
Treasury shares, at cost (4,784,550 and 4,755,159 shares in 2018 and 2017, respectively)	(30,835)	(30,642)
Total Maiden shareholders’ equity	1,157,910	1,232,174
Noncontrolling interests in subsidiaries	534	452
Total equity	1,158,444	1,232,626
Total liabilities and equity	$6,757,309	$6,644,189
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenues
Gross premiums written	$852,640	$923,427
Net premiums written	$849,333	$900,548
Change in unearned premiums	(163,901)	(191,064)
Net premiums earned	685,432	709,484
Other insurance revenue	3,726	3,781
Net investment income	42,870	42,157
Net realized gains on investment	357	885
Total revenues	732,385	756,307
Expenses
Net loss and loss adjustment expenses	473,324	480,569
Commission and other acquisition expenses	208,614	222,029
General and administrative expenses	19,950	17,414
Interest and amortization expenses	4,829	6,856
Amortization of intangible assets	462	533
Foreign exchange losses	2,407	1,921
Total expenses	709,586	729,322
Income before income taxes	22,799	26,985
Less: income tax expense	456	484
Net income	22,343	26,501
Add: net (income) loss attributable to noncontrolling interests	(71)	22
Net income attributable to Maiden	22,272	26,523
Dividends on preference shares	(8,545)	(6,033)
Net income attributable to Maiden common shareholders	$13,727	$20,490
Basic earnings per share attributable to Maiden common shareholders	$0.17	$0.24
Diluted earnings per share attributable to Maiden common shareholders	$0.16	$0.23
Dividends declared per common share	$0.15	$0.15
Weighted average number of common shares - basic	83,040,413	86,350,850
Adjusted weighted average number of common shares and assumed conversions - diluted	83,318,542	87,436,604

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended March 31,
	2018	2017
Net income	$22,343	$26,501
Other comprehensive income
Net unrealized holdings (losses) gains on available-for-sale fixed maturities arising during the period	(66,843)	6,119
Adjustment for reclassification of net realized (gains) losses recognized in net income	(1,490)	637
Foreign currency translation adjustment	(7,940)	(6,198)
Other comprehensive (loss) income, before tax	(76,273)	558
Income tax benefit related to components of other comprehensive income	15	41
Other comprehensive (loss) income, after tax	(76,258)	599
Comprehensive (loss) income	(53,915)	27,100
Net (income) loss attributable to noncontrolling interests	(71)	22
Other comprehensive income attributable to noncontrolling interests	(11)	(5)
Comprehensive (income) loss attributable to noncontrolling interests	(82)	17
Comprehensive (loss) income attributable to Maiden	$(53,997)	$27,117

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2018	2017
Preference shares - Series A, C and D
Beginning balance	$465,000	$315,000
Ending balance	465,000	315,000
Common shares
Beginning balance	877	873
Exercise of options and issuance of shares	2	3
Ending balance	879	876
Additional paid-in capital
Beginning balance	748,113	749,256
Exercise of options and issuance of common shares	(2)	515
Share-based compensation expense	943	923
Ending balance	749,054	750,694
Accumulated other comprehensive income
Beginning balance	13,354	14,997
Change in net unrealized (losses) gains on investment	(68,318)	6,797
Foreign currency translation adjustment	(7,951)	(6,203)
Ending balance	(62,915)	15,591
Retained earnings
Beginning balance	35,472	285,662
Net income attributable to Maiden	22,272	26,523
Dividends on preference shares	(8,545)	(6,033)
Dividends on common shares	(12,472)	(12,988)
Ending balance	36,727	293,164
Treasury shares
Beginning balance	(30,642)	(4,991)
Shares repurchased	(193)	(575)
Ending balance	(30,835)	(5,566)
Noncontrolling interests in subsidiaries
Beginning balance	452	355
Net income (loss) attributable to noncontrolling interests	71	(22)
Foreign currency translation adjustment	11	5
Ending balance	534	338
Total equity	$1,158,444	$1,370,097
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Three Months Ended March 31,	2018	2017
Cash flows from operating activities
Net income	$22,343	$26,501
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, amortization and share-based compensation	3,527	1,640
Net realized gains on investment	(357)	(885)
Foreign exchange losses	2,407	1,921
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(201,674)	(204,287)
Reinsurance recoverable on unpaid losses	3,187	(8,792)
Accrued investment income	(880)	386
Deferred commission and other acquisition expenses	(35,908)	(47,280)
Other assets	5,809	(6,461)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	55,463	89,175
Unearned premiums	152,214	193,550
Accrued expenses and other liabilities	(38,272)	9
Net cash (used in) provided by operating activities	(32,141)	45,477
Cash flows from investing activities:
Purchases of investments:
Purchases of fixed-maturities – available-for-sale	(263,873)	(118,935)
Purchases of other investments	—	(120)
Sale of investments:
Proceeds from sales of fixed-maturities – available-for-sale	148,782	30,784
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	113,235	105,181
Proceeds from maturities and calls of fixed maturities – held to maturity	25,188	—
Proceeds from sale and redemption of other investments	275	266
Other, net	(1,579)	(367)
Net cash provided by investing activities	22,028	16,809
Cash flows from financing activities:
Issuance of common shares	—	518
Repurchase of common shares	(193)	(575)
Dividends paid – Maiden common shareholders	(12,452)	(12,948)
Dividends paid – preference shares	(8,545)	(6,033)
Net cash used in financing activities	(21,190)	(19,038)
Effect of exchange rate changes on foreign currency cash and cash equivalents and restricted cash and cash equivalents	837	451
Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(30,466)	43,699
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	191,503	149,535
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$161,037	$193,234

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents reported within Condensed Consolidated Balance Sheets that sum to the total shown above:
Cash and cash equivalents, end of period	$73,276	$83,537
Restricted cash and cash equivalents, end of period	87,761	109,697
Total cash and cash equivalents, and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows, end of period	$161,037	$193,234
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Maiden Holdings, Ltd. ("Maiden Holdings") and its subsidiaries (the "Company" or "Maiden"). They have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions and accounts have been eliminated.
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior year comparatives have been reclassified for 2017 to conform to the 2018 presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income.
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:
Recently Adopted Accounting Standards Updates
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 guidance that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other insurance revenue activities. This guidance is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has adopted the guidance in ASU 2014-09 on January 1, 2018. Our analysis of revenues for the three months ended March 31, 2018 indicates that substantially all of our revenues are from sources not within the scope of the standard. The Company generates an insignificant amount of fee income which is reported under other insurance revenue in the Consolidated Statements of Income and is within the scope of ASU 2014-09. The Company’s current accounting policy for this revenue is to recognize fee income as earned when the related services are performed which is consistent with the guidance in this ASU. Other insurance revenue is currently less than 1% of total revenues so the expanded disclosure requirements mandated by this ASU are not required or deemed relevant due to materiality. As substantially all of our revenue sources are not within the scope of the standard, the adoption of the standard did not have a material effect on our reported consolidated financial condition, results of operations or cash flows.
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
The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date.
The Company currently has a number of share based payment awards as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of this guidance on January 1, 2018 did not have an impact on the Company's Condensed Consolidated Financial Statements as no modifications were made in any of its current shared based payment awards.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as Available-for-sale ("AFS") in Accumulated Other Comprehensive Income ("AOCI"). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 resulted in the recognition of $890 of net unrealized gains on our investments in limited partnerships within net income during the three months ended March 31, 2018. Our investments in limited partnerships do not have a readily determinable fair value and therefore, the new guidance was adopted prospectively. Please refer to "Note 4. Investments (d) - Realized Gains on Investment" for additional information.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15 guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance amends Accounting Standards Codification ("ASC") 230 Statement of Cash Flows, a principles based requiring judgment to determine the appropriate classification of cash flow as operating, investing or financing activities which created diversity in how certain cash receipts and cash payments were classified. The new guidance clarifies that if a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. While the new guidance attempts to clarify how the predominance principle should be applied, judgment will still be required. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The adoption of this guidance did not have an impact on the Company's results of operations, financial position or liquidity.
Presentation of Restricted Cash in the Statement of Cash Flows
In November 2016, the FASB issued ASU 2016-18 guidance that require entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. When cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material effect on the Company's consolidated financial condition, results of operations and disclosures, other than the presentation of restricted cash and cash equivalents in the statement of cash flows. The financial impact in the consolidated statements of cash flows has eliminated the presentation of changes in restricted cash and cash equivalents from cash flows from investing activities. Therefore, changes that result from transfers between cash, cash equivalents, and restricted cash and cash equivalents are no longer presented as cash flow activities in the statement of cash flows. Additionally, a reconciliation between the statement of financial position and the statement of cash flows has been disclosed to show the movement in cash and cash equivalents and restricted cash and cash equivalents from the prior period.

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
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended March 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$278,712	$573,928	$—	$852,640
Net premiums written	$274,953	$574,380	$—	$849,333
Net premiums earned	$194,134	$491,298	$—	$685,432
Other insurance revenue	3,726	—	—	3,726
Net loss and loss adjustment expense ("loss and LAE")	(135,612)	(337,307)	(405)	(473,324)
Commission and other acquisition expenses	(51,298)	(157,316)	—	(208,614)
General and administrative expenses	(10,119)	(920)	—	(11,039)
Underwriting income (loss)	$831	$(4,245)	$(405)	(3,819)
Reconciliation to net income
Net investment income and realized gains on investment				43,227
Interest and amortization expenses				(4,829)
Amortization of intangible assets				(462)
Foreign exchange losses				(2,407)
Other general and administrative expenses				(8,911)
Income tax expense				(456)
Net income				$22,343

Net loss and LAE ratio(1)	68.6%	68.7%		68.6%
Commission and other acquisition expense ratio(2)	25.9%	32.0%		30.3%
General and administrative expense ratio(3)	5.1%	0.2%		2.9%
Expense ratio(4)	31.0%	32.2%		33.2%
Combined ratio(5)	99.6%	100.9%		101.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended March 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$332,045	$591,382	$—	$923,427
Net premiums written	$327,496	$573,052	$—	$900,548
Net premiums earned	$201,842	$507,642	$—	$709,484
Other insurance revenue	3,781	—	—	3,781
Net loss and LAE	(138,649)	(341,631)	(289)	(480,569)
Commission and other acquisition expenses	(57,945)	(164,084)	—	(222,029)
General and administrative expenses	(8,730)	(805)	—	(9,535)
Underwriting income (loss)	$299	$1,122	$(289)	1,132
Reconciliation to net income
Net investment income and realized gains on investment				43,042
Interest and amortization expenses				(6,856)
Amortization of intangible assets				(533)
Foreign exchange losses				(1,921)
Other general and administrative expenses				(7,879)
Income tax expense				(484)
Net income				$26,501

Net loss and LAE ratio(1)	67.5%	67.3%		67.4%
Commission and other acquisition expense ratio(2)	28.2%	32.3%		31.1%
General and administrative expense ratio(3)	4.2%	0.2%		2.4%
Expense ratio(4)	32.4%	32.5%		33.5%
Combined ratio(5)	99.9%	99.8%		100.9%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.
(5)Calculated by adding together net loss and LAE ratio and the expense ratio.

For the Three Months Ended March 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total

For the Three Months Ended March 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at March 31, 2018 and December 31, 2017:

March 31, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,793,860	$4,397,742	$6,191,602
Corporate assets	—	—	565,707
Total Assets	$1,793,860	$4,397,742	$6,757,309

December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,772,909	$4,258,607	$6,031,516
Corporate assets	—	—	612,673
Total Assets	$1,772,909	$4,258,607	$6,644,189

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following table sets forth financial information relating to net premiums written by major line of business and reportable segment for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017
	Total	% of Total	Total	% of Total
Net premiums written
Diversified Reinsurance
Property	$60,981	7.2%	$73,377	8.2%
Casualty	122,940	14.5%	177,558	19.7%
Accident and Health	42,802	5.0%	48,649	5.4%
International	48,230	5.7%	27,912	3.1%
Total Diversified Reinsurance	274,953	32.4%	327,496	36.4%
AmTrust Reinsurance
Small Commercial Business	367,754	43.3%	392,566	43.6%
Specialty Program	89,131	10.5%	91,869	10.2%
Specialty Risk and Extended Warranty	117,495	13.8%	88,617	9.8%
Total AmTrust Reinsurance	574,380	67.6%	573,052	63.6%
Total Net Premiums Written	$849,333	100.0%	$900,548	100.0%

For the Three Months Ended March 31,	2018	2017
The following table sets forth financial information relating to net premiums earned by major line of business and reportable segment for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017
	Total	% of Total	Total	% of Total
Net premiums earned
Diversified Reinsurance
Property	$38,382	5.6%	$39,894	5.6%
Casualty	108,646	15.8%	123,150	17.4%
Accident and Health	21,632	3.2%	20,689	2.9%
International	25,474	3.7%	18,109	2.6%
Total Diversified Reinsurance	194,134	28.3%	201,842	28.5%
AmTrust Reinsurance
Small Commercial Business	315,709	46.1%	316,909	44.7%
Specialty Program	88,494	12.9%	99,748	14.0%
Specialty Risk and Extended Warranty	87,095	12.7%	90,985	12.8%
Total AmTrust Reinsurance	491,298	71.7%	507,642	71.5%
Total Net Premiums Earned	$685,432	100.0%	$709,484	100.0%

For the Three Months Ended March 31,	2018	2017

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at March 31, 2018 and December 31, 2017 are as follows:

March 31, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$9,323	$63	$(28)	$9,358
U.S. agency bonds – mortgage-backed	2,038,229	2,552	(52,270)	1,988,511
U.S. agency bonds – other	34,943	—	(170)	34,773
Non-U.S. government and supranational bonds	37,525	415	(1,595)	36,345
Asset-backed securities	353,049	1,931	(1,207)	353,773
Corporate bonds	1,558,452	26,760	(25,814)	1,559,398
Municipal bonds	2,500	75	—	2,575
Total AFS fixed maturities	4,034,021	31,796	(81,084)	3,984,733
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	1,011,129	9,080	(10,078)	1,010,131
Municipal bonds	60,232	—	(383)	59,849
Total HTM fixed maturities	1,071,361	9,080	(10,461)	1,069,980
Total fixed maturity investments	$5,105,382	$40,876	$(91,545)	$5,054,713

December 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$60,711	$103	$(13)	$60,801
U.S. agency bonds – mortgage-backed	2,026,305	8,074	(19,765)	2,014,614
U.S. agency bonds – other	29,941	4	(163)	29,782
Non-U.S. government and supranational bonds	33,381	231	(1,736)	31,876
Asset-backed securities	317,544	4,065	(199)	321,410
Corporate bonds	1,557,611	43,271	(17,571)	1,583,311
Municipal bonds	2,500	76	—	2,576
Total AFS fixed maturities	4,027,993	55,824	(39,447)	4,044,370
HTM fixed maturities:
Corporate bonds	1,037,464	28,694	(913)	1,065,245
Municipal bonds	60,337	128	(84)	60,381
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626
Total fixed maturity investments	$5,125,794	$84,646	$(40,444)	$5,169,996
During the three months ended March 31, 2018, we did not designate any additional fixed maturities as HTM. During 2017, we designated additional fixed maturities with a fair value of $391,934 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $4,313 as at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

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

	AFS fixed maturities		HTM fixed maturities
March 31, 2018	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$28,583	$27,252	$18,285	$18,274
Due after one year through five years	579,806	582,722	361,164	364,559
Due after five years through ten years	1,008,243	1,006,621	691,912	687,147
Due after ten years	26,111	25,854	—	—
	1,642,743	1,642,449	1,071,361	1,069,980
U.S. agency bonds – mortgage-backed	2,038,229	1,988,511	—	—
Asset-backed securities	353,049	353,773	—	—
Total fixed maturities	$4,034,021	$3,984,733	$1,071,361	$1,069,980
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$4,233	$(9)	$582	$(19)	$4,815	$(28)
U.S. agency bonds – mortgage-backed	1,358,831	(30,870)	499,399	(21,400)	1,858,230	(52,270)
U.S. agency bonds – other	34,773	(170)	—	—	34,773	(170)
Non–U.S. government and supranational bonds	3,136	(64)	24,084	(1,531)	27,220	(1,595)
Asset-backed securities	131,222	(1,142)	5,005	(65)	136,227	(1,207)
Corporate bonds	1,236,397	(23,138)	276,453	(12,754)	1,512,850	(35,892)
Municipal bonds	59,850	(383)	—	—	59,850	(383)
Total temporarily impaired fixed maturities	$2,828,442	$(55,776)	$805,523	$(35,769)	$3,633,965	$(91,545)
At March 31, 2018, there were approximately 466 securities in an unrealized loss position with a fair value of $3,633,965 and unrealized losses of $91,545. Of these securities, there were 93 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $805,523 and unrealized losses of $35,769.

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$—	$—	$587	$(13)	$587	$(13)
U.S. agency bonds – mortgage-backed	842,000	(6,920)	539,704	(12,845)	1,381,704	(19,765)
U.S. agency bonds – other	19,816	(163)	—	—	19,816	(163)
Non-U.S. government and supranational bonds	12,825	(971)	15,253	(765)	28,078	(1,736)
Asset-backed securities	68,703	(150)	3,017	(49)	71,720	(199)
Corporate bonds	247,341	(3,905)	348,594	(14,579)	595,935	(18,484)
Municipal bonds	39,492	(84)	—	—	39,492	(84)
Total temporarily impaired fixed maturities	$1,230,177	$(12,193)	$907,155	$(28,251)	$2,137,332	$(40,444)

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
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At March 31, 2018, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be OTTI at March 31, 2018. The Company has therefore recognized no OTTI through earnings for the three months ended March 31, 2018 and 2017.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at March 31, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$9,323	$9,358	0.2%
U.S. agency bonds	2,073,172	2,023,284	40.0%
AAA	267,149	268,360	5.3%
AA+, AA, AA-	218,377	217,958	4.3%
A+, A, A-	1,396,364	1,390,488	27.5%
BBB+, BBB, BBB-	1,077,307	1,080,043	21.4%
BB+ or lower	63,690	65,222	1.3%
Total fixed maturities	$5,105,382	$5,054,713	100.0%

Ratings(1) at December 31, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$60,711	$60,801	1.2%
U.S. agency bonds	2,056,246	2,044,396	39.6%
AAA	245,562	249,073	4.8%
AA+, AA, AA-	204,792	207,898	4.0%
A+, A, A-	1,381,031	1,404,451	27.2%
BBB+, BBB, BBB-	1,125,471	1,149,511	22.2%
BB+ or lower	51,981	53,866	1.0%
Total fixed maturities	$5,125,794	$5,169,996	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	March 31, 2018		December 31, 2017
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$4,926	76.7%	$5,100	77.3%
Other	1,500	23.3%	1,500	22.7%
Total other investments	$6,426	100.0%	$6,600	100.0%
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $304 at March 31, 2018 (December 31, 2017 - $306).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

c)	Net Investment Income
Net investment income was derived from the following sources:

For the Three Months Ended March 31,	2018	2017
Fixed maturities	$42,129	$42,870
Cash and cash equivalents	308	167
Loan to related party	1,428	712
Other	119	231
	43,984	43,980
Investment expenses	(1,114)	(1,823)
Net investment income	$42,870	$42,157

d)	Realized Gains on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended March 31, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$652	$(1,777)	$(1,125)
Other investments	1,482	—	1,482
Net realized gains on investment	$2,134	$(1,777)	$357

For the Three Months Ended March 31, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$722	$—	$722
Other investments	163	—	163
Net realized gains on investment	$885	$—	$885
Proceeds from sales of AFS fixed maturities were $148,782 for the three months ended March 31, 2018 (2017 - $30,784). Net unrealized (losses) gains were as follows:

	March 31, 2018	December 31, 2017
Fixed maturities	$(46,365)	$20,586
Other investments	—	1,381
Total net unrealized (losses) gains	(46,365)	21,967
Deferred income tax	(64)	(78)
Net unrealized (losses) gains, net of deferred income tax	$(46,429)	$21,889
Change, net of deferred income tax	$(68,318)	$42,605
The portion of unrealized gains recognized in net income for the three months ended March 31, 2018 and 2017 that are related to other investments still held at the end of the reporting period were as follows:

	March 31, 2018	March 31, 2017
Net realized and unrealized gains recognized in net income on other investments during the period	$1,482	$163
Less: net realized gains recognized on other investments during the period	(592)	(163)
Net unrealized gains recognized on other investments still held at end of period	$890	$—

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

	March 31, 2018	December 31, 2017
Restricted cash – third party agreements	$51,116	$50,411
Restricted cash – related party agreements	36,458	73,017
Restricted cash – U.S. state regulatory authorities	187	156
Total restricted cash	87,761	123,584
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2018 – $1,231,954; 2017 – $1,316,305)	1,209,230	1,320,800
Restricted investments AFS– in trust for related party agreements at fair value (amortized cost: 2018 – $2,419,659; 2017 – $2,281,672)	2,397,262	2,294,367
Restricted investments HTM– in trust for related party agreements at fair value (amortized cost: 2018 – $1,071,361; 2017 – $1,097,801)	1,069,980	1,125,626
Restricted investments – in trust for U.S. state regulatory authorities (amortized cost: 2018 – $4,080; 2017 – $4,076)	4,118	4,147
Total restricted investments	4,680,590	4,744,940
Total restricted cash and investments	$4,768,351	$4,868,524
5. Fair Value of Financial Instruments
(a) Fair Values of Financial Instruments
Fair Value Measurements — ASC Topic 820, "Fair Value Measurements and Disclosures" ("ASC 820") defines fair value as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. Additionally, ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized in Level 3. We use prices and inputs that are current at the measurement date. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at March 31, 2018 and December 31, 2017.
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
Other investments — Includes unquoted investments comprised of investments in limited partnerships and two investments in start-up insurance entities. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period. The fair value of the investments in start-up insurance entities was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
At March 31, 2018 and December 31, 2017, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$9,358	$—	$—	$—	$9,358
U.S. agency bonds – mortgage-backed	—	1,988,511	—	—	1,988,511
U.S. agency bonds – other	—	34,773	—	—	34,773
Non-U.S. government and supranational bonds	—	36,345	—	—	36,345
Asset-backed securities	—	353,773	—	—	353,773
Corporate bonds	—	1,559,398	—	—	1,559,398
Municipal bonds	—	2,575	—	—	2,575
Other investments	—	—	1,500	4,926	6,426
Total	$9,358	$3,975,375	$1,500	$4,926	$3,991,159
As a percentage of total assets	0.1%	58.8%	—%	0.1%	59.0%

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$60,801	$—	$—	$—	$60,801
U.S. agency bonds – mortgage-backed	—	2,014,614	—	—	2,014,614
U.S. agency bonds – other	—	29,782	—	—	29,782
Non-U.S. government and supranational bonds	—	31,876	—	—	31,876
Asset-backed securities	—	321,410	—	—	321,410
Corporate bonds	—	1,583,311	—	—	1,583,311
Municipal bonds	—	2,576	—	—	2,576
Other investments	—	—	1,500	5,100	6,600
Total	$60,801	$3,983,569	$1,500	$5,100	$4,050,970
As a percentage of total assets	0.9%	60.0%	—%	0.1%	61.0%
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
The Pricing Service was utilized to estimate fair value measurements for 100.0% and 99.8% of its fixed maturities at March 31, 2018 and December 31, 2017, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At December 31, 2017, 0.2% of the fixed maturities are valued using the market approach. Three securities or approximately $9,489 of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At March 31, 2018 and December 31, 2017, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
(c) Level 3 Financial Instruments
At March 31, 2018, the Company also has investments of $1,500 (December 31, 2017 - $1,500) in start-up insurance entities, the fair value of each was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of these unquoted investments as Level 3. The Company has determined that its investment in Level 3 securities are not material to its financial position or results of operations. During the three months ended March 31, 2018 and 2017, there have been no transfers into or out of Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value or principal amount of the financial instruments not measured at fair value:

	March 31, 2018		December 31, 2017
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
HTM – corporate bonds	$1,011,129	$1,010,131	$1,037,464	$1,065,245
HTM – municipal bonds	60,232	59,849	60,337	60,381
Total financial assets	$1,071,361	$1,069,980	$1,097,801	$1,125,626

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$76,252	$110,000	$101,200
Senior Notes - MHNC – 7.75%	152,500	118,950	152,500	149,029
Total financial liabilities	$262,500	$195,202	$262,500	$250,229
6. Long-Term Debt
Senior Notes
At March 31, 2018 and December 31, 2017, Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd., both have an outstanding public debt offering of senior notes, (the "Senior Notes"). The 2013 Senior Notes are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligation of the Company. The following table details the Company's Senior Notes issuances as of March 31, 2018 and December 31, 2017:

March 31, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,644	4,322	7,966
Carrying value	$106,356	$148,178	$254,534

December 31, 2017	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,654	4,364	8,018
Carrying value	$106,346	$148,136	$254,482

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three months ended March 31, 2018 was $4,777 (2017 - $6,777) of which $1,342 was accrued at March 31, 2018 and December 31, 2017, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the Senior Notes. The amount of amortization expense for the three months ended March 31, 2018 was $52 (2017 - $79).

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
The reserving process begins with the collection and analysis of paid losses and incurred claims data for each of our contracts. While reserves are reviewed on a contract by contract basis, paid losses and incurred claims data is also aggregated into reserving segments. The segmental data is disaggregated by reserving class and further disaggregated by either accident year (i.e. the year in which the loss event occurred) or by underwriting year (i.e. the year in which the contract generating the premium and losses incepted). The Company uses underwriting year information to analyze our Diversified Reinsurance segment and subsequently allocate reserves to the respective accident years. Our reserve for loss and LAE comprises:

	March 31, 2018	December 31, 2017
Reserve for reported loss and LAE	$1,976,620	$1,925,151
Reserve for losses incurred but not reported ("IBNR")	1,639,990	1,622,097
Reserve for loss and LAE	$3,616,610	$3,547,248
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Three Months Ended March 31,	2018	2017
Gross loss and LAE reserves, January 1	$3,547,248	$2,896,496
Less: reinsurance recoverable on unpaid losses, January 1	117,611	99,936
Net loss and LAE reserves, January 1	3,429,637	2,796,560
Net incurred losses related to:
Current year	463,247	463,729
Prior years	10,077	16,840
	473,324	480,569
Net paid losses related to:
Current year	(59,430)	(70,899)
Prior years	(355,380)	(329,298)
	(414,810)	(400,197)
Effect of foreign exchange movements	13,960	5,895
Net loss and LAE reserves, March 31	3,502,111	2,882,827
Reinsurance recoverable on unpaid losses, March 31	114,499	108,777
Gross loss and LAE reserves, March 31	$3,616,610	$2,991,604
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. During the three months ended March 31, 2018, the Company recognized approximately $10,077 (2017 - $16,840) of adverse development in both the Diversified Reinsurance and AmTrust Reinsurance segments as well as in its run-off business.
In the Diversified Reinsurance segment, the adverse prior year loss development was $1,153 for the three months ended March 31, 2018 (2017 - $6,232) which was largely due to a higher than expected loss emergence emanating largely from run-off treaty contracts. The adverse development for the three months ended March 31, 2017 was largely due to a combination of commercial auto liability and international personal auto.
In the AmTrust Reinsurance segment, the adverse prior year development was $8,519 for the three months ended March 31, 2018 (2017 - $10,319) largely from General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016 while the net adverse development for the three months ended March 31, 2017 largely related to general liability and worker's compensation.
Our Other category also incurred adverse prior year development of $405 for the three months ended March 31, 2018 (2017 - $289) due to higher than reserved settlement in one of the few remaining U.S. E&S property claims.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.7% of the outstanding shares of the Company. George Karfunkel now owns or controls less than 5.0% of the outstanding shares of the Company as at March 31, 2018 so there is no longer a public filing requirement. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 42.7% of the outstanding shares of AmTrust. AmTrust owns 1.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 41.8% of the outstanding common shares of NGHC. Barry Zyskind is the non-executive chairman of NGHC.
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
On July 1, 2016, the agreement was renewed through June 30, 2019. The agreement automatically renews for successive three-year periods thereafter unless AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement by giving written notice to the other party not less than nine months prior to the expiration of any successive three-year period. Either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's results of operations for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018	2017
Gross and net premiums written	$573,928	$591,382
Net premiums earned	503,799	519,127
Net loss and loss adjustment expenses	(344,529)	(353,864)
Commission expenses	(155,850)	(160,770)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Other Reinsurance Agreement
Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. During the three months ended March 31, 2018, under the terms of this agreement, we have recorded net premiums earned of approximately $297 (2017 - $429) and commission expense of $82 (2017 - $110).
Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:
•by lending funds in the amount of $167,975 at March 31, 2018 and December 31, 2017 pursuant to a loan agreement entered into between those parties. Advances under the loan, are secured by promissory notes. Effective December 18, 2017, the maturity date with respect to each advance shall be the earliest of (i) June 30, 2019, (ii) such time as there are no remaining obligations due to AmTrust under the Reinsurance Agreement in respect of which such advance was originally made or (iii) such time as AII is no longer required to secure its proportionate share of such obligations. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Prior to that date, the interest was payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral, at March 31, 2018 was approximately $3,231,239 (December 31, 2017 - $3,328,757) and the accrued interest was $21,749 (December 31, 2017 - $20,830). Please refer to "Note 4. (e) Investments" for additional information.
b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $6,297 of reinsurance brokerage expense for the three months ended March 31, 2018 (2017 - $6,489) and deferred reinsurance brokerage of $15,625 at March 31, 2018 (December 31, 2017 - $14,741) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,049 of investment management fees for the three months ended March 31, 2018 (2017 - $1,823) as a result of this agreement.
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
Regulations. For the three months ended March 31, 2018, the Company recorded an expense of $16 (2017 - $13) for the use of the aircraft.
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
The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000 any one insured person. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded $98 of premiums earned for the three months ended March 31, 2018 (2017 - $121).
9. Commitments and Contingencies

a)	Concentrations of Credit Risk
At March 31, 2018 and December 31, 2017, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses.
The Company's reinsurance recoverable on unpaid losses balance at March 31, 2018 was $114,499 (December 31, 2017 - $117,611). The three largest balances accounted for 32.3%, 20.1% and 17.8%, respectively, of the Company's reinsurance recoverable on unpaid losses balance at March 31, 2018 (December 31, 2017 – 34.0%, 19.2% and 17.4%, respectively). At March 31, 2018, 98.7% (December 31, 2017 - 98.6%) of the reinsurance recoverable on unpaid losses was due from reinsurers and retrocessionaires with credit ratings from A.M Best of A or better. At March 31, 2018 and December 31, 2017, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable. The Company believes these balances as at March 31, 2018 will be fully collectible.

b)	Concentrations of Revenue
During the three months ended March 31, 2018, our gross premiums written from AmTrust accounted for $573,928 or 67.3% of our total gross premiums written (2017 – $591,382 or 64.0%).

c)	Dividends Declared
In February 2018, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	April 16, 2018	April 2, 2018

d)	Legal Proceedings
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
10. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended March 31,	2018	2017
Numerator:
Net income attributable to Maiden	$22,272	$26,523
Dividends on preference shares – Series A, C and D	(8,545)	(6,033)
Amount allocated to participating common shareholders(1)	(5)	(7)
Numerator for basic and diluted EPS - net income allocated to Maiden common shareholders	$13,722	$20,483
Denominator:
Weighted average number of common shares – basic	83,040,413	86,350,850
Potentially dilutive securities:
Share options and restricted share units (2)	278,129	1,085,754
Adjusted weighted average number of common shares – diluted	83,318,542	87,436,604
Basic earnings per share attributable to Maiden common shareholders:	$0.17	$0.24
Diluted earnings per share attributable to Maiden common shareholders:	$0.16	$0.23

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for the terms and conditions of each of these anti-dilutive instruments.

At March 31, 2018, 3,774,222 share options (2017 - nil) were excluded from diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity

a)	Common Shares
At March 31, 2018, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,902,787 common shares, of which 83,118,237 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,497,213 are undesignated at March 31, 2018. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

b)	Treasury Shares
During the three months ended March 31, 2018, the Company repurchased a total of 29,391 shares at an average price per share of $6.57 from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. The Company repurchased 38,122 shares at an average price of $15.06 from employees during the three months ended March 31, 2017. During the three months ended March 31, 2018 and 2017, no shares were repurchased under the Company's share repurchase plan which has a remaining authorization of $74,924 at March 31, 2018 (2017 - $100,000).

c)	Accumulated Other Comprehensive Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended March 31, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive loss before reclassifications	(66,828)	(7,940)	(74,768)
Amounts reclassified from AOCI to net income, net of tax	(1,490)	—	(1,490)
Net current period other comprehensive loss	(68,318)	(7,940)	(76,258)
Ending balance	(46,429)	(16,523)	(62,952)
Less: AOCI attributable to noncontrolling interest	—	(37)	(37)
Ending balance, Maiden shareholders	$(46,429)	$(16,486)	$(62,915)

For the Three Months Ended March 31, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	6,160	(6,198)	(38)
Amounts reclassified from AOCI to net income, net of tax	637	—	637
Net current period other comprehensive income (loss)	6,797	(6,198)	599
Ending balance	(13,919)	29,406	15,487
Less: AOCI attributable to noncontrolling interest	—	(104)	(104)
Ending balance, Maiden shareholders	$(13,919)	$29,510	$15,591
12. Subsequent Events
On May 8, 2018, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	July 12, 2018	July 2, 2018
Preference shares - Series A	$0.515625	June 15, 2018	June 1, 2018
Preference shares - Series C	$0.445313	June 15, 2018	June 1, 2018
Preference shares - Series D	$0.418750	June 15, 2018	June 1, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this "Form 10-Q" or this "Report"). References in this Form 10-Q to the terms "we", "us", "our", "the Company" or other similar terms mean the consolidated operations of Maiden Holdings, Ltd. and its subsidiaries, unless the context requires otherwise. References in this Form 10-Q to the term "Maiden Holdings" means Maiden Holdings, Ltd. only. Certain reclassifications have been made for 2017 to conform to the 2018 presentation and have no impact on consolidated net income and total equity previously reported.
Note on Forward-Looking Statements
This Quarterly Report on Form 10-Q includes projections concerning financial information and statements concerning future economic performance and events, plans and objectives relating to management, operations, products and services, and assumptions underlying these projections and statements. These projections and statements are forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995 and are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These projections and statements may address, among other things, our strategy for growth, product development, financial results and reserves. Our actual results and financial condition may differ, possibly materially, from these projections and statements and therefore you should not place undue reliance on them. Factors that could cause our actual results and financial condition to differ, possibly materially, from those in the specific projections and statements are discussed throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations and in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on March 1, 2018, however these factors should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any forward-looking statement that may be made from time to time, whether as a result of new information, future developments or otherwise, except as required by law.

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
Our principal operating subsidiaries, Maiden Bermuda and Maiden US, each currently has a financial strength rating of "A-" (Excellent, the fourth highest out of sixteen rating levels) with a negative outlook by A.M. Best Company ("A.M. Best"). Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD".
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
The reinsurance industry is mature and highly competitive. Reinsurance companies compete on the basis of many factors, including premium rates, company and underwriter relationships, general reputation and perceived financial strength, the terms and conditions of the products offered, ratings assigned by independent rating agencies, speed of claims payments, reputation and experience in risks underwritten, capacity and coverages offered and various other factors. These factors operate at the individual market participant level and generally in the aggregate across the reinsurance industry. In addition, underlying economic conditions and variations in the reinsurance buying practices of ceding companies, by participant and in the aggregate, contribute to cyclical movements in rates, terms and conditions and may impact industry aggregate results and subsequently the level of competition in the reinsurance industry.
As market conditions continue to develop, we continue to maintain our adherence to disciplined underwriting by declining business when pricing terms and conditions do not meet our underwriting standards.
Since our founding in 2007, we have entered into a series of strategic transactions, primarily in 2007, 2008 and 2010, that have significantly transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe oriented risk profile. These transactions have increased our gross premiums written to an amount in excess of $2.8 billion in 2017. We have also entered into a series of capital transactions that have enabled us to support our growing reinsurance operations while significantly enhancing our total capital position to approximately $1.4 billion as at March 31, 2018 and lowering our cost of capital. The most recent capital transactions include a public offering of $150.0 million Preference Shares - Series D in June 2017 and the subsequent redemption of our 2012 Senior Notes using a portion of the proceeds from that issuance.
To date, we have not yet attained our targeted returns. We believe our efficient balance sheet and low volatility business are the primary reasons our returns have generally exceeded industry averages, despite a declining investment yield environment since our founding. Our ability to achieve our targeted returns were initially impacted by a significantly higher cost of capital. Our capital management strategy in recent years has appreciably lowered our cost of capital and improved our returns on common equity. More recently, higher than targeted combined ratios have affected our underwriting profitability and limited our progress toward our objective. While the Company believes that the underwriting initiatives we have implemented as well as the reserving actions taken during 2017 will enable us to improve our operating returns on equity in 2018 and make progress toward our long term operating return on common equity targets in the next 12 to 24 months, our Board of Directors is undertaking a review of strategic alternatives to evaluate ways to increase shareholder value.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Three Months Ended March 31, 2018 and 2017 Financial Highlights

For the Three Months Ended March 31,	2018	2017	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income	$22,343	$26,501	$(4,158)
Net income attributable to Maiden common shareholders	13,727	20,490	(6,763)
Non-GAAP operating earnings(1)	16,818	22,638	(5,820)
Basic earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.17	0.24	(0.07)
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.20	0.26	(0.06)
Diluted earnings per common share:
Net income attributable to Maiden common shareholders(2)	0.16	0.23	(0.07)
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.20	0.26	(0.06)
Dividends per common share	0.15	0.15	—
Gross premiums written	852,640	923,427	(70,787)
Net premiums earned	685,432	709,484	(24,052)
Underwriting (loss) income(1)(3)	(3,819)	1,132	(4,951)
Net investment income	42,870	42,157	713
Combined ratio(4)	101.8%	100.9%	0.9
Annualized non-GAAP operating return on average common shareholders' equity(1)	9.3%	8.7%	0.6

	March 31, 2018	December 31, 2017	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$5,223,557	$5,340,274	$(116,717)
Total assets	6,757,309	6,644,189	113,120
Reserve for loss and loss adjustment expense ("loss and LAE")	3,616,610	3,547,248	69,362
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	692,910	767,174	(74,264)
Maiden shareholders' equity	1,157,910	1,232,174	(74,264)
Total capital resources(6)	1,420,410	1,494,674	(74,264)
Ratio of debt to total capital resources	18.5%	17.6%	0.9

Book Value
Book value per common share(7)	$8.34	$9.25	$(0.91)
Accumulated dividends per common share	4.07	3.92	0.15
Book value per common share plus accumulated dividends	$12.41	$13.17	$(0.76)

Diluted book value per common share(8)	$8.31	$9.18	$(0.87)

(1)
Non-GAAP operating earnings, non-GAAP operating earnings per common share, non-GAAP operating return on average common equity and underwriting (loss) income are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure net income.

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
Non-GAAP operating earnings and non-GAAP diluted operating earnings per common share: Management believes that the use of non-GAAP operating earnings and non-GAAP diluted operating earnings per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating earnings is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; (3) amortization of intangible assets; (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested excess and surplus ("E&S") business; and (5) certain non-cash deferred tax expenses. We exclude net realized gains or losses on investment and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets and loss and related activity from our run-off operations are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.
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
Non-GAAP operating earnings and non-GAAP diluted operating earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended March 31,	2018	2017
	($ in thousands except per share data)
Net income attributable to Maiden common shareholders	$13,727	$20,490
Add (subtract):
Net realized gains on investment	(357)	(885)
Foreign exchange losses	2,407	1,921
Amortization of intangible assets	462	533
Divested E&S business and NGHC run-off	405	289
Non-cash deferred tax expense	174	290
Non-GAAP operating earnings attributable to Maiden common shareholders	$16,818	$22,638

Diluted earnings per share attributable to Maiden common shareholders	$0.16	$0.23
Add (subtract):
Net realized gains on investment	—	(0.01)
Foreign exchange losses	0.03	0.02
Amortization of intangible assets	0.01	0.01
Non-cash deferred tax expense	—	0.01
Non-GAAP diluted operating earnings per common share	$0.20	$0.26
Non-GAAP operating earnings attributable to Maiden common shareholders decreased by $5.8 million for the three months ended March 31, 2018 compared to the same period in 2017. This decrease was largely due to the decline in underwriting income of $5.0 million during the three months ended March 31, 2018 compared to the same period in 2017 particularly caused by higher initial loss ratios on current year premiums earned during the period. This was partially offset by net investment income which increased $0.7 million compared to the same period in 2017. Incurred losses decreased due to the decline in net premiums earned and, to a smaller extent, reduced adverse prior year loss development during the three months ended March 31, 2018 compared to the same period in 2017, however, the total loss ratio increased by 1.2 points year-over-year. Please refer to "Results of Operations - Net Loss and Loss Adjustment Expenses" on page 35 for the reasons regarding the changes in the loss ratio.

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
Non-GAAP Operating ROACE for the three months ended March 31, 2018 and 2017 was computed as follows:

For the Three Months Ended March 31,	2018	2017
	($ in thousands)
Non-GAAP operating earnings attributable to Maiden common shareholders	$16,818	$22,638
Opening Maiden common shareholders’ equity	$767,174	$1,045,797
Ending Maiden common shareholders’ equity	$692,910	$1,054,759
Average Maiden common shareholders’ equity	$730,042	$1,050,278
Non-GAAP Operating ROACE	9.3%	8.7%
Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At March 31, 2018, book value per common share decreased by 9.8% and diluted book value per common share decreased by 9.5%, compared to December 31, 2017, due to AOCI declining more than the increase in retained earnings resulting from net income for the three months ended March 31, 2018. Please see "Liquidity and Capital Resources - Investments" on page 40 for further information on the change in fair value of our fixed maturity investment portfolio.
Book value and diluted book value per common share at March 31, 2018 and December 31, 2017 were computed as follows:

	March 31, 2018	December 31, 2017
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$692,910	$767,174
Proceeds from assumed conversion of dilutive options	1,351	9,416
Numerator for diluted book value per common share calculation	$694,261	$776,590

Common shares outstanding	83,118,237	82,974,895
Shares issued from assumed conversion of dilutive options and restricted share units	476,164	1,627,236
Denominator for diluted book value per common share calculation	83,594,401	84,602,131

Book value per common share	$8.34	$9.25
Diluted book value per common share	$8.31	$9.18
Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at March 31, 2018 and December 31, 2017 was computed as follows:

	March 31, 2018	December 31, 2017
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	1,157,910	1,232,174
Total capital resources	$1,420,410	$1,494,674
Ratio of debt to total capital resources	18.5%	17.6%
Certain Operating Measures and Relevant Factors
Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a general discussion on "Certain Operating Measures" utilized by the Company and the "Relevant Factors" associated with these Certain Operating Measures.

Critical Accounting Policies and Estimates
The Company's critical accounting policies and estimates are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. The critical accounting policies and estimates should be read in conjunction with "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 2. Significant Accounting Policies" included in this Form 10Q and "Notes to Consolidated Financial Statements Note 2. Significant Accounting Policies" included within the audited Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018. There have been no material changes in the application of our critical accounting estimates subsequent to that report.

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Gross premiums written	$852,640	$923,427
Net premiums written	$849,333	$900,548
Net premiums earned	$685,432	$709,484
Other insurance revenue	3,726	3,781
Net loss and LAE	(473,324)	(480,569)
Commission and other acquisition expenses	(208,614)	(222,029)
General and administrative expenses(1)	(11,039)	(9,535)
Underwriting (loss) income(2)	(3,819)	1,132
Other general and administrative expenses(1)	(8,911)	(7,879)
Net investment income	42,870	42,157
Net realized gains on investment	357	885
Amortization of intangible assets	(462)	(533)
Foreign exchange losses	(2,407)	(1,921)
Interest and amortization expenses	(4,829)	(6,856)
Income tax expense	(456)	(484)
Net income	22,343	26,501
(Income) loss attributable to noncontrolling interests	(71)	22
Dividends on preference shares	(8,545)	(6,033)
Net income attributable to Maiden common shareholders	$13,727	$20,490

Ratios
Net loss and LAE ratio(3)	68.6%	67.4%
Commission and other acquisition expense ratio(4)	30.3%	31.1%
General and administrative expense ratio(5)	2.9%	2.4%
Expense ratio(6)	33.2%	33.5%
Combined ratio(7)	101.8%	100.9%

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

Net Income
Net income attributable to Maiden common shareholders for the three months ended March 31, 2018 was $13.7 million compared to $20.5 million for the same period in 2017. The net decrease for the three months ended March 31, 2018 compared to the same period in 2017 was primarily the result of the following:

•	an underwriting loss of $3.8 million compared to underwriting income of $1.1 million during the three months ended March 31, 2017. The deterioration in the underwriting result was principally due to:

◦
higher initial loss ratios on current year premiums earned in both our operating segments factoring in both market conditions and recent loss trends and experience offset by reduced adverse prior year loss development in both operating segments during the three months ended March 31, 2018 compared to the same period in 2017; and

◦	impact of decreased premiums earned in both our Diversified Reinsurance and AmTrust Reinsurance segments during the first quarter of 2018.

•
general and administrative expenses increased by $2.5 million for the three months ended March 31, 2018 compared to the same period in 2017 due to increases in audit, legal, actuarial and other professional fees and technology-related expenses;

•
foreign exchange losses of $2.4 million for the three months ended March 31, 2018 compared to $1.9 million for the same period in 2017 due to the continued strengthening of the euro and British pound against the U.S. dollar;

•
higher dividends paid to preference shareholders of $8.5 million for the three months ended March 31, 2018 compared to $6.0 million for the same period in 2017 due to the issuance of Preference Shares - Series D on June 15, 2017; this was partly offset by the decrease in interest and amortization expenses of $2.0 million or 29.6% compared to the prior period due to the subsequent redemption of the 2012 Senior Notes on June 27, 2017; and

•	realized gains on investment decreased to $0.4 million for the three months ended March 31, 2018 compared to $0.9 million for the same period in 2017.
The decreases in net income above were offset by increased net investment income of $0.7 million or 1.7%, for the three months ended March 31, 2018 compared to the same period in 2017. While there was a decrease in average yields to 3.1% during the three months ended March 31, 2018 compared to 3.3% during the same period in 2017, average investable assets increased by 7.1% from the same period in 2017. Please refer to the Net Investment Income section below for further discussion of the movement in average yields.
Net Premiums Written
Net premiums written decreased by $51.2 million or 5.7% for the three months ended March 31, 2018 compared to the same period in 2017. The table below compares net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$274,953	32.4%	$327,496	36.4%	$(52,543)	(16.0)%
AmTrust Reinsurance	574,380	67.6%	573,052	63.6%	1,328	0.2%
Total	$849,333	100.0%	$900,548	100.0%	$(51,215)	(5.7)%
The decrease in net premiums written for the three months ended March 31, 2018 compared to the same period in 2017 was the result of the following:

•
The decrease in net premiums written in our Diversified Reinsurance segment of $52.5 million or 16.0% due to non-renewals and re-underwriting of certain contracts in 2017 and during the three months ended March 31, 2018. This was partly offset by new account growth and expansion of other client relationships in European capital solutions within the International business during the first quarter of 2018; and

•
Slightly offsetting this decrease was a modest increase in net premiums written in our AmTrust Reinsurance segment of $1.3 million or 0.2% mainly as a result of the reduction in the utilization of retrocessional capacity in 2018 partly offset by a decrease in premiums written related to the AmTrust quota share.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned decreased by $24.1 million or 3.4% for the three months ended March 31, 2018 compared to the same period in 2017. The table below compares net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$194,134	28.3%	$201,842	28.5%	$(7,708)	(3.8)%
AmTrust Quota Share Reinsurance	491,298	71.7%	507,642	71.5%	(16,344)	(3.2)%
Total	$685,432	100.0%	$709,484	100.0%	$(24,052)	(3.4)%
Net premiums earned in the AmTrust Reinsurance segment for the three months ended March 31, 2018 decreased by $16.3 million or 3.2% compared to the same period in 2017 mainly due to the decline in net premiums written in the main AmTrust quota share. Please refer to the analysis of our AmTrust Reinsurance segment on page 38 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three months ended March 31, 2018 decreased by $7.7 million or 3.8% compared to the same period in 2017 similar to the reasons outlined in the net premiums written section above. Please refer to the analysis of our Diversified Reinsurance segment on page 36 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 37 for further discussion.
Net Investment Income and Net Realized Gains on Investment
For the three months ended March 31, 2018, net investment income increased by $0.7 million or 1.7% compared to the same period in 2017, due to the growth in average investable assets of 7.1%, partially offset by the decrease in average book yield from 3.3% to 3.1%. Also affecting the comparison was reduced income from three securities called during the quarter which produced income of $0.2 million compared to four securities in the three months ended March 31, 2017 which generated additional amortization income of $3.0 million or 0.2 percentage points to average book yield.
Net realized gains on investment were $0.4 million for the three months ended March 31, 2018, compared to $0.9 million for the same period in 2017.
The following table details the Company's average investable assets and average book yield for the three months ended March 31, 2018 compared to the same period in 2017:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Average investable assets(1)	$5,447,707	$5,085,661
Average book yield(2)	3.1%	3.3%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the year.

(2)	Ratio of net investment income over average investable assets at fair value.
Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $7.2 million during the three months ended March 31, 2018 compared to the same period in 2017 due to $6.8 million less adverse prior year loss development compared to the prior period. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, however adverse development was also experienced in our Diversified Reinsurance Segment and Other category.
Excluding the impact of prior year loss development, our net loss and LAE ratio would have been 67.2% for the three months ended March 31, 2018 compared to 65.0% for the same period in 2017. The increase in loss ratios reflects higher initial loss ratios on current year premiums earned in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.
The impact on the net loss and LAE ratios in each period should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be affected by changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, as well as the adverse prior year loss development experienced in both the Diversified Reinsurance and AmTrust Reinsurance segments and our run-off business, the combined ratio increased by 0.9 points for the three months ended March 31, 2018 compared to the same period in 2017.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $13.4 million or 6.0% for the three months ended March 31, 2018 compared to the same period in 2017. The commission and other acquisition expense ratios decreased slightly to 30.3% for the three months ended March 31, 2018 compared to 31.1% the same period in 2017. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business as well as the impact of loss sensitive features in some contracts within the Diversified Reinsurance segment. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.

General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
General and administrative expenses – segments	$11,039	$9,535
General and administrative expenses – corporate	8,911	7,879
Total general and administrative expenses	$19,950	$17,414
Total general and administrative expenses increased by $2.5 million, or 14.6%, for the three months ended March 31, 2018 compared to the same period in 2017 due to increases in audit, legal, actuarial and other professional fees and technology-related expenses. The general and administrative expense ratio increased to 2.9% for the three months ended March 31, 2018 from 2.4% for the three months ended March 31, 2017 as a result of increased expenses and lower earned premium compared to the prior period.
Interest and Amortization Expenses
The interest and amortization expenses related to Senior Notes were $4.8 million for the three months ended March 31, 2018 compared to $6.9 million for the same period in 2017. The decrease in interest expense was due to the redemption of the 8.0% 2012 Senior Notes in June 2017. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Long Term Debt" for details on the Company’s Senior Notes. The weighted average effective interest rate for the Company's debt was 7.64% for the three months ended March 31, 2018 compared to 7.82% for the same period in 2017.
Income Tax Expense
The Company recorded income tax expense of $0.5 million for the three months ended March 31, 2018 and 2017. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 2.0% for the three months ended March 31, 2018 compared to 1.8% for the three months ended March 31, 2017.
Dividends on Preference Shares
For the three months ended March 31, 2018, dividends paid to preference shareholders increased by $2.5 million or 41.6% compared to the same period in 2017. The increase is attributable to the $2.5 million of dividends paid on the Preference Shares - Series D (the "Preference Shares - Series D") that were issued on June 15, 2017. Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included in our Annual Report on Form 10-K for the year ended December 31, 2017 for details on the Company’s preference shares.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Gross premiums written	$278,712	$332,045
Net premiums written	274,953	327,496
Net premiums earned	194,134	201,842
Other insurance revenue	3,726	3,781
Net loss and LAE	(135,612)	(138,649)
Commission and other acquisition expenses	(51,298)	(57,945)
General and administrative expenses	(10,119)	(8,730)
Underwriting income	$831	$299
Ratios
Net loss and LAE ratio	68.6%	67.5%
Commission and other acquisition expense ratio	25.9%	28.2%
General and administrative expense ratio	5.1%	4.2%
Expense ratio	31.0%	32.4%
Combined ratio	99.6%	99.9%

The combined ratio for the three months ended March 31, 2018 decreased to 99.6% compared to 99.9% in the same period in 2017 as the elevated general and administrative expense ratio in the quarter was more than offset by lower adverse prior year development which was $1.2 million during the first quarter of 2018, compared to $6.2 million for the same period in 2017. The first quarter 2018 activity was largely due to a higher than expected loss emergence emanating largely from run-off treaty contracts. The adverse development during the first quarter of 2017 was primarily from commercial auto liability in Maiden US of $2.4 million and $2.5 million of adverse development in International personal auto. Excluding prior year loss development, the combined ratio for the three months ended March 31, 2018 would have been 99.0% compared to 96.8% for 2017, reflecting higher initial loss ratios on current year premiums earned during the period.
Premiums - Gross premiums written decreased by $53.3 million or 16.1% for the three months ended March 31, 2018 compared to the same period in 2017. The decline was primarily due to non-renewals and re-underwriting of certain contracts in the U.S. in both 2017 and during the three months ended March 31, 2018, with one large terminated account having returned premium of $17.5 million. These decreases more than offset new account growth and expansion of other client relationships in the U.S. and the International business during the first quarter of 2018.
Net premiums written for the three months ended March 31, 2018 decreased by $52.5 million or 16.0% largely as a result of lower business written in Casualty lines due to reasons referred to in the preceding paragraph. The table below shows net premiums written by line of business for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$60,981	22.2%	$73,377	22.4%	$(12,396)	(16.9)%
Casualty	122,940	44.7%	177,558	54.2%	(54,618)	(30.8)%
Accident and Health	42,802	15.6%	48,649	14.9%	(5,847)	(12.0)%
International	48,230	17.5%	27,912	8.5%	20,318	72.8%
Total Diversified Reinsurance	$274,953	100.0%	$327,496	100.0%	$(52,543)	(16.0)%
Net premiums earned decreased by $7.7 million or 3.8% during the three months ended March 31, 2018 compared to the same period in 2017. The table below shows net premiums earned by line of business for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$38,382	19.8%	$39,894	19.8%	$(1,512)	(3.8)%
Casualty	108,646	56.0%	123,150	61.0%	(14,504)	(11.8)%
Accident and Health	21,632	11.1%	20,689	10.2%	943	4.6%
International	25,474	13.1%	18,109	9.0%	7,365	40.7%
Total Diversified Reinsurance	$194,134	100.0%	$201,842	100.0%	$(7,708)	(3.8)%
Within our Diversified Reinsurance segment, the business written by Maiden US experienced a decrease in net premiums earned for the three months ended March 31, 2018 compared to the same period in 2017 largely due to non-renewals and other underwriting actions taken in 2017 and during the three months ended March 31, 2018, as well as returned premium of $17.5 million relating to a terminated account in the first quarter of 2018.
Other Insurance Revenue - Other insurance revenue, which represents fee income that is not directly associated with premium revenue assumed by the Company decreased by $0.1 million for the three months ended March 31, 2018 compared to the same period in 2017.
Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $3.0 million or 2.2% for the three months ended March 31, 2018 compared to the same period in 2017. Net loss and LAE ratios increased to 68.6% for the three months ended March 31, 2018 compared with 67.5% during the same period in 2017 due to the following:

•
Higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience slightly offset by lower adverse prior year loss development which was $1.2 million during the three months ended March 31, 2018, compared to $6.2 million for the same period in 2017. The 2018 development was from higher than expected loss emergence emanating largely from run-off treaty contracts. The prior year loss development during the same period in 2017 was primarily due to $2.4 million of adverse development in the commercial auto liability from Maiden US and $2.5 million of adverse development in personal auto liability from International; and

•	Excluding prior year loss development, the net loss and LAE ratio for the three months ended March 31, 2018 would have been 68.0% compared to 64.4% for 2017.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio decreased by 0.3 points for the three months ended March 31, 2018 compared to the same period in 2017.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $6.6 million or 11.5% for the three months ended March 31, 2018 compared to the same period in 2017. The commission and other acquisition expense ratio decreased to 25.9% compared to 28.2% for the same period in 2017. The decrease in ratios for the three months ended March 31, 2018 was primarily due to the change in the mix of pro rata versus excess of loss premiums written. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraph.
General and Administrative Expenses - General and administrative expenses increased by $1.4 million or 15.9% for the three months ended March 31, 2018 compared to the same period in 2017 due to higher technology-related expenses. The general and administrative expense ratio was 5.1% for the three months ended March 31, 2018 compared to 4.2% for the same period in 2017. The overall expense ratio (including commission and other acquisition expenses) for the three months ended March 31, 2018 was 31.0% compared to 32.4% for the same period in 2017.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $4.2 million during the three months ended March 31, 2018, compared to underwriting income of $1.1 million in the comparative period in 2017 due to higher initial current year loss ratios for premiums earned during the three months ended March 31, 2018 partly offset by reduced adverse prior year loss development compared to the prior period. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three months ended March 31, 2018 and 2017 were as follows:

	For the Three Months Ended March 31,
($ in thousands)	2018	2017
Gross premiums written	$573,928	$591,382
Net premiums written	574,380	573,052
Net premiums earned	491,298	507,642
Net loss and LAE	(337,307)	(341,631)
Commission and other acquisition expenses	(157,316)	(164,084)
General and administrative expenses	(920)	(805)
Underwriting (loss) income	$(4,245)	$1,122
Ratios
Net loss and LAE ratio	68.7%	67.3%
Commission and other acquisition expense ratio	32.0%	32.3%
General and administrative expense ratio	0.2%	0.2%
Expense ratio	32.2%	32.5%
Combined ratio	100.9%	99.8%
The combined ratio increased to 100.9% for the three months ended March 31, 2018 compared to 99.8% for the same period in 2017 due to the following:

•
Higher initial loss ratios for current year premiums earned during the period factoring in both market conditions and recent loss trends and experience slightly offset by lower adverse prior year loss development which was $8.5 million during the first quarter of 2018, compared to $10.3 million for the same period in 2017. Adverse prior year loss development in 2018 was largely from General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016. The 2017 adverse prior year loss development was primarily related to general liability and workers' compensation;

•	Excluding prior year loss development, the combined ratio for the current period would have been 99.1% compared to 97.8% for 2017; and

•
The increase in loss ratio for the three months ended March 31, 2018 compared to the same period in 2017 was slightly offset by the expense ratio which decreased by 0.3 points compared to the same period in 2017.

Premiums - Gross premiums written decreased by $17.5 million or 3.0% for the three months ended March 31, 2018 compared to the same period in 2017. The decrease in gross premiums written for the three months ended March 31, 2018 compared to the same period in 2017 reflects reductions in the Small Commercial business lines offset by an increase in premiums associated with its European Hospital Liability business, which is included in the Specialty Risk and Extended Warranty category. The table below shows net premiums written by category for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$367,754	64.0%	$392,566	68.5%	$(24,812)	(6.3)%
Specialty Program	89,131	15.5%	91,869	16.0%	(2,738)	(3.0)%
Specialty Risk and Extended Warranty	117,495	20.5%	88,617	15.5%	28,878	32.6%
Total AmTrust Reinsurance	$574,380	100.0%	$573,052	100.0%	$1,328	0.2%
Net premiums written in our AmTrust Reinsurance segment for the three months ended March 31, 2018 increased by $1.3 million or 0.2% compared to the same period in 2017 largely due to the lower utilization of retrocessional capacity compared to 2017. The ratio of net premiums written to gross premiums written increased to 100.1% for the three months ended March 31, 2018 compared to 96.9% for the same period in 2017.
Net premiums earned decreased by $16.3 million or 3.2% for the three months ended March 31, 2018 compared to the same period in 2017 mainly due to the decline in net premiums written on the main AmTrust quota share. The table below details net premiums earned by category for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$315,709	64.3%	$316,909	62.5%	$(1,200)	(0.4)%
Specialty Program	88,494	18.0%	99,748	19.6%	(11,254)	(11.3)%
Specialty Risk and Extended Warranty	87,095	17.7%	90,985	17.9%	(3,890)	(4.3)%
Total AmTrust Reinsurance	$491,298	100.0%	$507,642	100.0%	$(16,344)	(3.2)%
Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $4.3 million or 1.3% for the three months ended March 31, 2018 compared to the same period in 2017. Net loss and LAE ratios increased to 68.7% for the three months ended March 31, 2018 compared to 67.3% for the same period in 2017 primarily due to the following:

•
Higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience slightly offset by lower adverse prior year loss development which was $8.5 million during the first quarter of 2018, compared to $10.3 million recorded in the same period in 2017. The adverse prior year loss development in 2018 was largely from General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016. The 2017 loss development was primarily related to program general liability and workers' compensation; and

•	Excluding prior year loss development, the net loss and LAE ratio for the current period in 2018 would have been 66.9% compared to 65.3% for 2017.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $6.8 million or 4.1% for the three months ended March 31, 2018 compared to the same period in 2017. The commission and other acquisition expense ratio decreased to 32.0% for the three months ended March 31, 2018 compared to 32.3% for the same period in 2017. The fluctuations in the ratios during the three months ended March 31, 2018 compared to the comparative period in 2017 reflects the change in the mix of business. The commission ratio is also affected by the commission associated with the retrocession premium ceded during the three months ended March 31, 2018 compared to the same period in 2017.
General and Administrative Expenses - General and administrative expenses slightly increased by $0.1 million or 14.3% for the three months ended March 31, 2018 compared to the same period in 2017. The general and administrative expense ratio remained unchanged at 0.2% for the three months ended March 31, 2018 compared to 0.2% for the same period in 2017. The overall expense ratio (including commission and other acquisition expenses) was 32.2% for the three months ended March 31, 2018 compared to 32.5% for the same period in 2017.

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
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.
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
The table below summarizes our operating, investing and financing cash flows for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31,	2018	2017
	($ in thousands)
Operating activities	$(32,141)	$45,477
Investing activities	22,028	16,809
Financing activities	(21,190)	(19,038)
Effect of exchange rate changes on foreign currency cash	837	451
Total (decrease) increase in cash and cash equivalents (including restricted)	$(30,466)	$43,699
Cash Flows from Operating Activities
Cash flows used in operating activities for the three months ended March 31, 2018 were $32.1 million compared to cash flows provided by operating activities of $45.5 million for the three months ended March 31, 2017, a 170.7% decrease. The decrease was primarily the result of a higher payment of losses and lower premiums written during the three months ended March 31, 2018 compared to the same period in 2017. Also, one large account in our US Diversified business was terminated and had a returned premium portfolio of $17.5 million during the first quarter of 2018.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $22.0 million for the three months ended March 31, 2018 compared to $16.8 million for the same period in 2017. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. For the three months ended March 31, 2018, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $23.3 million. The inflow from investing activities was partially offset by net payments from other investing activities of $1.3 million.
Cash Flows from Financing Activities
Cash flows used in financing activities were $21.2 million for the three months ended March 31, 2018 compared to $19.0 million for the same period in 2017. The increase in net cash outflow for the three months ended March 31, 2018 compared to the same period in 2017 was due to the increase in dividends paid on preference shares of $2.5 million due to the issuance of Preference Shares Series D on June 15, 2017. This was partially offset by the decrease in dividends paid to common shareholders of $0.5 million reflecting a lower number of common shares outstanding at March 31, 2018 compared to March 31, 2017 due to the repurchase of 3,667,134 common shares in the last half of 2017, which was made under the Company's authorized share repurchase program.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.
At March 31, 2018 and December 31, 2017, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.8 billion and $4.9 billion, respectively. This collateral represents 91.4% and 90.8% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at March 31, 2018 and December 31, 2017, respectively. The $100.2 million decrease was primarily attributable to the decrease in assets provided as collateral for the Diversified Reinsurance segment reflecting lower premiums written within the Casualty lines of business.

Investments
The investment of our funds is designed to ensure safety of principal while generating current income. Accordingly, our funds are invested in liquid, investment-grade fixed income securities which are designated as either available-for-sale ("AFS") or held-to-maturity ("HTM"). In 2017, the Company designated certain corporate and municipal bonds previously classified as AFS to HTM to reflect our intention of holding these bonds until maturity. Please see "Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" included under Part I Item 1 "Financial Information" of this Form 10-Q.
During the three months ended March 31, 2018, the yield on the 10-year U.S. Treasury bond increased by 34 basis points to 2.74%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The upward shift in the U.S. Treasury yield curve during the three months ended March 31, 2018 reflects a strengthening U.S. economy with an expansionary fiscal policy contributing to strong labor markets. These factors, along with an increased prospect of inflation has encouraged central banks to move away from monetary easing policy at a gradual pace.
The movement in the market values of our AFS fixed maturity portfolio was a net reduction of $65.7 million, primarily due to rising interest rates in the U.S. partially offset by foreign exchange gains of $9.9 million arising mainly on our euro-denominated investment portfolio following the continued strengthening of the euro versus the U.S. dollar during the three months ended March 31, 2018. Please see "Liquidity and Capital Resources - Capital Resources" on page 45 for further information.
At March 31, 2018, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At March 31, 2018 and December 31, 2017, these respective durations in years were as follows:

	March 31, 2018	December 31, 2017
Fixed maturities and cash and cash equivalents	4.9	4.4
Reserve for loss and LAE	3.7	3.6
During the three months ended March 31, 2018, the weighted average duration of our fixed maturity investment portfolio increased by 0.5 years to 4.9 years and the duration for reserve for loss and LAE increased by 0.1 years to 3.7 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS"). The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

March 31, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$9,323	$63	$(28)	$9,358	2.8%	2.6
U.S. agency bonds – mortgage-backed	2,038,229	2,552	(52,270)	1,988,511	2.9%	5.4
U.S. agency bonds – other	34,943	—	(170)	34,773	3.1%	7.5
Non-U.S. government and supranational bonds	37,525	415	(1,595)	36,345	2.6%	3.4
Asset-backed securities	353,049	1,931	(1,207)	353,773	3.8%	2.0
Corporate bonds	1,558,452	26,760	(25,814)	1,559,398	3.1%	5.0
Municipal bonds	2,500	75	—	2,575	4.2%	3.2
Total AFS fixed maturities	4,034,021	31,796	(81,084)	3,984,733	3.1%	5.0
HTM fixed maturities
Corporate bonds	1,011,129	9,080	(10,078)	1,010,131	3.6%	4.9
Municipal Bonds	60,232	—	(383)	59,849	3.2%	4.6
Total HTM fixed maturities	1,071,361	9,080	(10,461)	1,069,980	3.6%	4.9
Cash and cash equivalents	161,037	—	—	161,037	0.5%	0.0
Total	$5,266,419	$40,876	$(91,545)	$5,215,750	3.1%	4.9

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$60,711	$103	$(13)	$60,801	1.4%	0.2
U.S. agency bonds – mortgage-backed	2,026,305	8,074	(19,765)	2,014,614	2.9%	4.7
U.S. agency bonds – other	29,941	4	(163)	29,782	3.1%	8.5
Non-U.S. government and supranational bonds	33,381	231	(1,736)	31,876	2.7%	3.1
Asset-backed securities	317,544	4,065	(199)	321,410	4.0%	2.1
Corporate bonds	1,557,611	43,271	(17,571)	1,583,311	3.1%	5.0
Municipal bonds	2,500	76	—	2,576	4.2%	3.5
Total AFS fixed maturities	4,027,993	55,824	(39,447)	4,044,370	3.0%	4.4
HTM fixed maturities
Corporate bonds	1,037,464	28,694	(913)	1,065,245	3.6%	5.0
Municipal bonds	60,337	128	(84)	60,381	3.2%	4.8
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626	3.6%	5.0
Cash and cash equivalents	191,503	—	—	191,503	0.2%	0.0
Total	$5,317,297	$84,646	$(40,444)	$5,361,499	3.0%	4.4

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
($ in thousands)	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$27,252	$18,285	$91,054	$40,533
Due after one year through five years	582,722	361,164	582,583	333,003
Due after five years through ten years	1,006,621	691,912	1,009,652	724,265
Due after ten years	25,854	—	25,057	—
	1,642,449	1,071,361	1,708,346	1,097,801
U.S. agency bonds – mortgage-backed	1,988,511	—	2,014,614	—
Asset-backed securities	353,773	—	321,410	—
Total fixed maturities	$3,984,733	$1,071,361	$4,044,370	$1,097,801
At March 31, 2018, 98.3% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed (RMBS)
GNMA – fixed rate	$217,499	10.7%	$241,238	11.8%
GNMA – variable rate	12,985	0.6%	—	—%
FNMA – fixed rate	992,837	49.1%	1,007,345	49.3%
FHLMC – fixed rate	765,190	37.9%	766,031	37.4%
Total U.S. agency bonds - mortgage-backed	1,988,511	98.3%	2,014,614	98.5%
Non-MBS fixed rate U.S. agency bonds	34,773	1.7%	29,782	1.5%
Total U.S. agency bonds	$2,023,284	100.0%	$2,044,396	100.0%

The following table provides a summary of changes in fair value associated with our Agency MBS portfolio:

For the Three Months Ended March 31,	2018	2017
Agency MBS:	($ in thousands)
Beginning balance	$2,014,614	$1,716,038
Purchases	74,912	25,000
Sales, calls and paydowns	(61,074)	(64,708)
Net realized gains on sales – included in net income	237	—
Change in net unrealized losses – included in other comprehensive income	(38,027)	(3,653)
Amortization of bond premium and discount	(2,151)	(1,202)
Ending balance	$1,988,511	$1,671,475
Our Agency MBS portfolio is 39.3% of our fixed maturity investments at March 31, 2018. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At March 31, 2018 and December 31, 2017, 98.7% and 99.0%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at March 31, 2018 and December 31, 2017 were as follows:

	Ratings(1)
March 31, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	1.2%	3.0%	0.6%	$123,218	4.8%
Communications	—%	1.5%	2.2%	5.2%	—%	228,227	8.9%
Consumer	—%	0.6%	12.3%	12.5%	0.8%	673,313	26.2%
Energy	—%	1.0%	4.7%	4.3%	0.6%	270,939	10.6%
Financial Institutions	1.3%	2.8%	23.9%	12.5%	—%	1,040,088	40.5%
Industrials	—%	—%	2.3%	3.1%	—%	140,033	5.4%
Technology	—%	0.6%	1.9%	0.6%	0.5%	93,711	3.6%
Total Corporate bonds	1.3%	6.5%	48.5%	41.2%	2.5%	$2,569,529	100.0%

	Ratings(1)
December 31, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	1.5%	4.1%	0.6%	$165,197	6.2%
Communications	—%	0.6%	1.0%	5.9%	—%	197,932	7.5%
Consumer	—%	0.6%	12.4%	12.9%	—%	685,105	25.9%
Energy	—%	1.0%	3.9%	3.3%	0.8%	238,075	9.0%
Financial Institutions	1.4%	2.5%	24.2%	12.4%	—%	1,072,813	40.5%
Industrials	—%	—%	2.4%	3.3%	0.1%	151,259	5.8%
Technology	—%	1.2%	2.6%	0.8%	0.5%	138,175	5.1%
Total Corporate bonds	1.4%	5.9%	48.0%	42.7%	2.0%	$2,648,556	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At March 31, 2018, the Company’s ten largest corporate holdings, 90.9% of which are U.S. dollar denominated and 69.7% of which are in the Financial Institutions sector, as carried at fair value and as a percentage of all fixed income securities were as follows:

March 31, 2018	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Australia and New Zealand Banking Group, 3.70% Due 11/16/2025	$25,467	0.5%	AA-
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	25,422	0.5%	AA-
Morgan Stanley, 4.00% Due 7/23/2025	25,233	0.5%	BBB+
JP Morgan Chase & Co, 3.90% Due 7/15/2025	20,162	0.4%	A-
BNP Paribas, 5.00% Due 1/15/2021	20,103	0.4%	A
Gilead Sciences Inc, 3.65% Due 3/1/2026	20,071	0.4%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	19,934	0.4%	A-
Electricite de France, 4.625% Due 9/11/2024	19,484	0.4%	A-
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,476	0.4%	A+
The Allstate Corporation, 3.28%, Due 12/15/2026	19,446	0.3%	A-
Total	$214,798	4.2%

(1)	Ratings as assigned by S&P, or equivalent
At March 31, 2018 and December 31, 2017, respectively, we hold the following non-U.S. dollar denominated securities:

	March 31, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$419,576	92.2%	$434,963	93.4%
Non-U.S. government and supranational bonds	35,359	7.8%	30,899	6.6%
Total non-U.S. dollar denominated AFS securities	$454,935	100.0%	$465,862	100.0%
At March 31, 2018 and December 31, 2017, respectively, these non-U.S. securities are invested in the following currencies:

	March 31, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$387,774	85.2%	$398,680	85.6%
British Pound	44,169	9.7%	43,252	9.3%
Australian Dollar	13,928	3.1%	14,182	3.0%
Canadian Dollar	5,129	1.1%	5,254	1.1%
All other	3,934	0.9%	4,494	1.0%
Total non-U.S. dollar denominated AFS securities	$454,934	100.0%	$465,862	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to sales of euro-denominated corporate bonds during the three months ended March 31, 2018. At March 31, 2018 and December 31, 2017, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	March 31, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$32,895	7.8%	$37,719	8.7%
AA+, AA, AA-	40,555	9.7%	35,686	8.2%
A+, A, A-	176,165	42.0%	176,657	40.6%
BBB+, BBB, BBB-	164,387	39.2%	184,901	42.5%
BB+ or lower	5,574	1.3%	—	—%
Total non-U.S. dollar denominated corporate bonds	$419,576	100.0%	$434,963	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at March 31, 2018 and December 31, 2017, respectively.

Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017	Change	Change %
Reinsurance balances receivable, net	$548,218	$345,043	$203,175	58.9%
Deferred commission and other acquisition expenses, net	475,496	439,597	35,899	8.2%
Reserve for loss and LAE	3,616,610	3,547,248	69,362	2.0%
Unearned premiums	1,629,870	1,477,038	152,832	10.3%
The higher amount of reinsurance balances receivable, net, deferred commission and other acquisition expenses, net and unearned premiums as at March 31, 2018 compared to December 31, 2017 was due to the business underwritten by the Company which generally incept at the beginning of the year. The reserve for loss and LAE increased due to higher loss ratio picks factoring in both market conditions and recent loss trends and experience as well as adverse prior year loss development recognized from both our operating segments as well as from our run-off business in the Other Category.
Capital Resources
Capital resources consist of funds deployed or available to be deployed in support of our operations. Our total capital resources decreased by $74.3 million, or 5.0%, at March 31, 2018 compared to December 31, 2017. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months. The following table shows the movement in total capital resources at March 31, 2018 and December 31, 2017:

($ in thousands)	March 31, 2018	December 31, 2017	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	692,910	767,174	(74,264)	(9.7)%
Total Maiden shareholders' equity	1,157,910	1,232,174	(74,264)	(6.0)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$1,420,410	$1,494,674	$(74,264)	(5.0)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Total Maiden shareholders' equity at March 31, 2018 decreased by $74.3 million, or 6.0%, compared to December 31, 2017 primarily due to:

•
a net decrease in AOCI of $76.3 million. This decrease arose due to: 1) an increase in net unrealized losses on investment of $68.3 million which arose from the net decrease in our U.S. dollar denominated investment portfolio relating to market price movements as a result of increasing interest rates partly offset by an increase in our non-U.S. dollar denominated investment portfolio due to unrealized gains of $9.9 million, primarily due to the strengthening of the euro and British pound relative to the U.S. dollar during the three months ended March 31, 2018; and 2) decrease in cumulative translation adjustments of $8.0 million due to the effect of the appreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities); and

•	dividends declared of $21.0 million related to the Company’s common and preferred shares.
These decreases were offset by:

•
net income attributable to Maiden of $22.3 million. Please see "Results of Operations - Net Income" on page 34 for a discussion of the Company’s net income for the three months ended March 31, 2018; and

•	net increase resulting from share based transactions of $0.7 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the three months ended March 31, 2018, the Company did not repurchase any common shares under its share repurchase authorization. At March 31, 2018, the Company has a remaining authorization of $74.9 million for share repurchases.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at March 31, 2018 and December 31, 2017.
Senior Notes
There were no changes in the Company’s Senior Notes at March 31, 2018 compared to December 31, 2017 and the Company did not enter into any short-term borrowing arrangements during the three months ended March 31, 2018. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
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
Financial Strength Ratings
The Company's principal operating subsidiaries are rated A- (Excellent) with a negative outlook by A.M. Best Company ("A.M. Best") which was downgraded from A (Excellent) on March 2, 2018. The rating of A- (Excellent) is the fourth highest of sixteen rating levels provided by A.M. Best. S&P Global Ratings has withdrawn its rating of the Company as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At March 31, 2018, there are no material changes in the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At March 31, 2018, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses amounted to $2.4 million during the three months ended March 31, 2018, compared to $1.9 million for the same period in 2017.
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
Off-Balance Sheet Arrangements
At March 31, 2018, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At March 31, 2018, we had AFS fixed maturity securities with a fair value of $4.0 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at March 31, 2018 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at March 31, 2018:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$3,568,850	$(415,883)	(35.9)%
100 basis point increase	3,776,782	(207,951)	(18.0)%
No change	3,984,733	—	—%
100 basis point decrease	4,187,738	203,005	17.5%
200 basis point decrease	4,379,538	394,805	34.1%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2017. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at March 31, 2018 and December 31, 2017:

Ratings(1)	March 31, 2018	December 31, 2017
AA+ or better	46.3%	45.4%
AA, AA-, A+, A, A-	31.1%	31.5%
BBB+, BBB, BBB-	21.4%	22.1%
BB+ or lower	1.2%	1.0%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At March 31, 2018, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" on page 44), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.5% and 4.2% of the Company’s total fixed income securities, respectively.

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
The Company has exposure to credit risk, as it relates to its business written through brokers if any, if the Company’s brokers are unable to fulfill their contractual obligations with respect to payments to the Company. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company might remain liable to the insured for the deficiency. The Company’s exposure to such credit risk is somewhat mitigated in certain jurisdictions by contractual terms. Please see "Business and Risk Factors" in Item 1 and 1A of Part I of the Annual Report on Form 10-K filed with the SEC on March 1, 2018 for detailed information on the top three brokers that accounted for approximately 31.9% of the Company’s gross premiums written in our Diversified Reinsurance segment for the year ended December 31, 2017.
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay principal of amounts loaned to AII pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at March 31, 2018 were $548.2 million, including balances both currently due and accrued.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at March 31, 2018.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $114.5 million at March 31, 2018 compared to $117.6 million at December 31, 2017. At March 31, 2018, $37.0 million or 32.3% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (December 31, 2017 - $40.0 million or 34.0% and with credit rating of A+). Furthermore, at March 31, 2018, $45.8 million or 40.0% (December 31, 2017 - $45.8 million or 39.0%) of these reinsurance recoverables relate to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
A or better	98.7%	98.6%
B++ or worse	1.3%	1.4%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the three months ended March 31, 2018 and as at March 31, 2018, 7.0% of our net premiums written and 8.8% of our reserve for loss and LAE were transacted in euro, respectively.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At March 31, 2018, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $2.7 million and $5.4 million, respectively.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 9. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 1A. Risk Factors
Our business is subject to a number of risks, including those identified in Item 1A. of Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our 2017 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, financial condition and/or liquidity.
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
The table below details the repurchases that were made during the three months ended March 31, 2018, which represent withholdings from employees in respect of tax obligations on the vesting of restricted shares and performance based shares:

For the Three Months Ended March 31, 2018	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
				$74,924
January 1, 2018 - March 31, 2018	—	$—	—	$74,924
February 1, 2018 - February 28, 2018	29,391	$6.57	—	$74,924
March 1, 2018 - March 31, 2018	—	$—	—	$74,924
Total	29,391	$6.57	—	$74,924
Subsequent to the three months ended March 31, 2018 and through the period ended May 10, 2018, the Company did not repurchase any additional common shares.
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

Submission of Matters to a Vote of Security Holders
(a) The 2018 Annual General Meeting of Shareholders of the Company was held on May 8, 2018.
(b) Matters voted on at the meeting and the number of votes cast:

1. To elect five directors to the Board of Directors of Maiden Holdings, Ltd. to serve until the 2019 Annual General Meeting of Shareholders or until their successors have been duly elected or appointed and qualified:

Name	Votes For	Withheld	Broker Non-Vote
Barry D. Zyskind	60,504,935	5,026,208	8,286,073
Simcha G. Lyons	60,468,413	5,062,730	8,286,073
Raymond M. Neff	63,474,109	2,057,034	8,286,073
Yehuda L. Neuberger	60,212,657	5,318,486	8,286,073
Steven H. Nigro	63,472,943	2,058,200	8,286,073
2. To vote on a non-binding advisory resolution to approve the compensation of certain of our executive officers:

Votes For	Votes Against	Abstain	Broker Non-Vote
64,291,911	819,547	419,681	8,286,077

3. The appointment of Deloitte Ltd. as the Company’s independent registered public accounting firm for the 2018 fiscal year:

Votes For	Votes Against	Abstain	Broker Non-Vote
73,392,813	273,899	150,504	—

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
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

MAIDEN HOLDINGS, LTD.
By:
May 10, 2018		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer