Form 10-Q
period 2018-08-09
Maiden Holdings, Ltd.
filed 2018-08-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐ No ☒

As of August 3, 2018, the number of the Registrant's Common Stock ($.01 par value) outstanding was 83,143,237.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2018: $4,064,595; 2017: $4,027,993)	$3,966,910	$4,044,370
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018: $1,026,672; 2017: $1,125,626)	1,039,144	1,097,801
Other investments, at fair value	5,898	6,600
Total investments	5,011,952	5,148,771
Cash and cash equivalents	72,102	67,919
Restricted cash and cash equivalents	154,677	123,584
Accrued investment income	34,228	34,993
Reinsurance balances receivable, net (includes $129,584 and $50,415 from related parties in 2018 and 2017, respectively)	467,646	345,043
Reinsurance recoverable on unpaid losses (includes $2,006 and $2,204 from related parties in 2018 and 2017, respectively)	109,805	117,611
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $408,013 and $359,964 from related parties in 2018 and 2017, respectively)	472,202	439,597
Goodwill and intangible assets, net	74,659	75,583
Other assets	152,942	123,113
Total assets	$6,718,188	$6,644,189
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,450,846 and $2,298,822 from related parties in 2018 and 2017, respectively)	$3,653,303	$3,547,248
Unearned premiums (includes $1,262,735 and $1,179,285 from related parties in 2018 and 2017, respectively)	1,603,883	1,477,038
Accrued expenses and other liabilities	100,121	132,795
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,913	8,018
Senior notes, net	254,587	254,482
Total liabilities	5,611,894	5,411,563
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 87,927,787 and 87,730,054 shares issued in 2018 and 2017, respectively; 83,143,237 and 82,974,895 shares outstanding in 2018 and 2017, respectively)	879	877
Additional paid-in capital	749,319	748,113
Accumulated other comprehensive (loss) income	(96,959)	13,354
Retained earnings	18,338	35,472
Treasury shares, at cost (4,784,550 and 4,755,159 shares in 2018 and 2017, respectively)	(30,835)	(30,642)
Total Maiden shareholders’ equity	1,105,742	1,232,174
Noncontrolling interests in subsidiaries	552	452
Total equity	1,106,294	1,232,626
Total liabilities and equity	$6,718,188	$6,644,189
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Gross premiums written	$654,236	$705,198	$1,506,876	$1,628,625
Net premiums written	$645,589	$684,072	$1,494,922	$1,584,620
Change in unearned premiums	21,757	27,053	(142,144)	(164,011)
Net premiums earned	667,346	711,125	1,352,778	1,420,609
Other insurance revenue	2,033	1,547	5,759	5,328
Net investment income	44,313	40,512	87,183	82,669
Net realized (losses) gains on investment	(414)	1,572	(57)	2,457
Total revenues	713,278	754,756	1,445,663	1,511,063
Expenses
Net loss and loss adjustment expenses	491,554	528,620	964,878	1,009,189
Commission and other acquisition expenses	198,745	210,039	407,359	432,068
General and administrative expenses	19,574	15,346	39,524	32,760
Interest and amortization expenses	4,829	6,745	9,658	13,601
Accelerated amortization of senior note issuance cost	—	2,809	—	2,809
Amortization of intangible assets	462	533	924	1,066
Foreign exchange (gains) losses	(4,821)	6,722	(2,414)	8,643
Total expenses	710,343	770,814	1,419,929	1,500,136
Income (loss) before income taxes	2,935	(16,058)	25,734	10,927
Less: income tax expense	255	277	711	761
Net income (loss)	2,680	(16,335)	25,023	10,166
Add: net (income) loss attributable to noncontrolling interests	(47)	9	(118)	31
Net income (loss) attributable to Maiden	2,633	(16,326)	24,905	10,197
Dividends on preference shares	(8,546)	(6,033)	(17,091)	(12,066)
Net (loss) income attributable to Maiden common shareholders	$(5,913)	$(22,359)	$7,814	$(1,869)
Basic (loss) earnings per share attributable to Maiden common shareholders	$(0.07)	$(0.26)	$0.09	$(0.02)
Diluted (loss) earnings per share attributable to Maiden common shareholders	$(0.07)	$(0.26)	$0.09	$(0.02)
Dividends declared per common share	$0.15	$0.15	$0.30	$0.30
Weighted average number of common shares - basic	83,126,204	86,564,794	83,083,545	86,458,413
Adjusted weighted average number of common shares and assumed conversions - diluted	83,126,204	86,564,794	83,373,285	86,458,413

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$2,680	$(16,335)	$25,023	$10,166
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on available-for-sale fixed maturities arising during the period	(50,425)	41,995	(117,268)	47,656
Adjustment for reclassification of net realized losses (gains) recognized in net income	745	(199)	(745)	896
Foreign currency translation adjustment	15,605	(21,777)	7,665	(27,975)
Other comprehensive (loss) income, before tax	(34,075)	20,019	(110,348)	20,577
Income tax benefit (expense) related to components of other comprehensive income	2	(11)	17	30
Other comprehensive (loss) income, after tax	(34,073)	20,008	(110,331)	20,607
Comprehensive (loss) income	(31,393)	3,673	(85,308)	30,773
Net (income) loss attributable to noncontrolling interests	(47)	9	(118)	31
Other comprehensive loss (income) attributable to noncontrolling interests	29	(24)	18	(29)
Comprehensive (income) loss attributable to noncontrolling interests	(18)	(15)	(100)	2
Comprehensive (loss) income attributable to Maiden	$(31,411)	$3,658	$(85,408)	$30,775

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2018	2017
Preference shares - Series A, C and D
Beginning balance	$465,000	$315,000
Issuance of Preference Shares – Series D	—	150,000
Ending balance	465,000	465,000
Common shares
Beginning balance	877	873
Exercise of options and issuance of shares	2	4
Ending balance	879	877
Additional paid-in capital
Beginning balance	748,113	749,256
Exercise of options and issuance of common shares	(2)	1,006
Share-based compensation expense	1,208	1,470
Issuance costs of Preference Shares - Series D	—	(5,025)
Ending balance	749,319	746,707
Accumulated other comprehensive (loss) income
Beginning balance	13,354	14,997
Change in net unrealized (losses) gains on investment	(117,996)	48,582
Foreign currency translation adjustment	7,683	(28,004)
Ending balance	(96,959)	35,575
Retained earnings
Beginning balance	35,472	285,662
Net income attributable to Maiden	24,905	10,197
Dividends on preference shares	(17,091)	(12,066)
Dividends on common shares	(24,948)	(25,987)
Ending balance	18,338	257,806
Treasury shares
Beginning balance	(30,642)	(4,991)
Shares repurchased	(193)	(575)
Ending balance	(30,835)	(5,566)
Noncontrolling interests in subsidiaries
Beginning balance	452	355
Net income (loss) attributable to noncontrolling interests	118	(31)
Foreign currency translation adjustment	(18)	29
Ending balance	552	353
Total equity	$1,106,294	$1,500,752
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Six Months Ended June 30,	2018	2017
Cash flows from operating activities
Net income	$25,023	$10,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	5,611	7,480
Net realized losses (gains) on investment	57	(2,457)
Foreign exchange (gains) losses	(2,414)	8,643
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(126,242)	(84,743)
Reinsurance recoverable on unpaid losses	7,765	12,441
Accrued investment income	653	1,132
Deferred commission and other acquisition expenses	(33,340)	(49,773)
Other assets	(38,507)	(14,669)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	118,404	180,462
Unearned premiums	129,892	163,689
Accrued expenses and other liabilities	(30,798)	(8,824)
Net cash provided by operating activities	56,104	223,547
Cash flows from investing activities:
Purchases of fixed-maturities – available-for-sale	(529,247)	(260,963)
Purchases of other investments	—	(147)
Proceeds from sales of fixed-maturities – available-for-sale	301,690	102,394
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	194,045	205,606
Proceeds from maturities and calls of fixed maturities – held to maturity	56,788	7,856
Proceeds from sale and redemption of other investments	1,022	388
Other, net	(2,098)	(864)
Net cash provided by investing activities	22,200	54,270
Cash flows from financing activities:
Repurchase of common shares	(193)	(575)
Dividends paid – Maiden common shareholders	(24,924)	(25,936)
Dividends paid – preference shares	(17,091)	(12,066)
Preference shares, net of issuance costs	—	145,120
Redemption of 2012 senior notes	—	(100,000)
Issuance of common shares	—	1,010
Net cash (used in) provided by financing activities	(42,208)	7,553
Effect of exchange rate changes on foreign currency cash and cash equivalents and restricted cash and cash equivalents	(820)	2,391
Net increase in cash and cash equivalents and restricted cash and cash equivalents	35,276	287,761
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	191,503	149,535
Cash and cash equivalents and restricted cash and cash equivalents, end of period	$226,779	$437,296

Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents reported within Condensed Consolidated Balance Sheets that sum to the total shown above:
Cash and cash equivalents, end of period	$72,102	$246,826
Restricted cash and cash equivalents, end of period	154,677	190,470
Total cash and cash equivalents, and restricted cash and cash equivalents shown in the Condensed Consolidated Statements of Cash Flows, end of period	$226,779	$437,296
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior year comparatives have been reclassified for 2017 to conform to the 2018 presentation. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income (loss).
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:
Recently Adopted Accounting Standards Updates
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 guidance that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other insurance revenue activities. This guidance is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has adopted the guidance in ASU 2014-09 on January 1, 2018. Our analysis of revenues for the three and six months ended June 30, 2018 indicates that substantially all of our revenues are from sources not within the scope of the standard. The Company generates an insignificant amount of fee income which is reported under other insurance revenue in the Consolidated Statements of Income and is within the scope of ASU 2014-09. The Company’s current accounting policy for this revenue is to recognize fee income as earned when the related services are performed which is consistent with the guidance in this ASU. Other insurance revenue is currently less than 1% of total revenues so the expanded disclosure requirements mandated by this ASU are not required or deemed relevant due to materiality. As substantially all of our revenue sources are not within the scope of the standard, the adoption of the standard did not have a material effect on our reported consolidated financial condition, results of operations or cash flows.
Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09 to amend the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company currently has a number of share based payment awards as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017. The adoption of this guidance on January 1, 2018 did not have an impact on the Company's Condensed Consolidated Financial Statements as no modifications were made in any of its current share based payment awards.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The new guidance also changes certain disclosure requirements and other aspects of current U.S. GAAP. It does not change the guidance for classifying and measuring investments in debt securities and loans. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as available-for-sale ("AFS") in Accumulated Other Comprehensive Income ("AOCI"). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 resulted in the recognition of $67 of net unrealized losses and $823 of net unrealized gains on our investments in limited partnerships within net income during the three and six months ended June 30, 2018, respectively. Our investments in limited partnerships do not have a readily determinable fair value and therefore, the new guidance was adopted prospectively. Please refer to "Note 4. Investments (d) - Realized Gains on Investment" for additional information.

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
Recently Adopted Accounting Standards Not Yet Adopted
Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07 guidance that simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the guidance, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees as the board viewed the awards to both employees and non-employees to be economically similar and that two different accounting models are not justified. Under the new guidance, i) non-employee share-based payment awards should be measured at the grant date fair value rather than the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured, ii) the measurement date for equity classified non-employee share-based payment awards is at the grant date and not the earlier of the date at which a commitment for performance by the counterparty is reached and the date at which the counterparty's performance is complete, and iii) entities should consider the probability of satisfying the performance conditions when awards contain such conditions. The amendments in this guidance are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but not earlier than an entity's adoption date of Topic 606. The Company is currently evaluating the impact of this guidance on the Company's results of operations and financial position; however, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.
Codification Improvements
In July 2018, the FASB issued ASU 2018-09 which includes clarifications to existing codifications or corrections of unintended application of guidance that is not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this update include items raised for board consideration through the codification's feedback system that met the scope of this project, making due process necessary. The amendments affect a wide variety of topics in the codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. None of the topics deemed applicable have a material impact in the Company's interim consolidated financial statements. However, the Company is currently evaluating the impact of applicable sections on its results of operations and financial position once those sections are adopted beginning after December 15, 2018.
Codification Improvements to Topic 842, Leases
In July 2018, the FASB issued ASU 2018-10 for improvements related to Update 2016-02 to increase stakeholders' awareness of the amendments and to expedite the improvements. The amendments in this Update affect narrow aspects of the guidance issued in the amendments in Update 2016-02. For entities that early adopted Topic 842, the amendments are effective upon issuance of this Update, and the transition requirements are the same as those in Topic 842. For entities that have not adopted Topic 842, the effective date and transition requirements will be the same as the effective date and transition requirements in Topic 842. The Company is currently evaluating the impact of this guidance on the Company's results of operations and financial position.

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
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net income:

For the Three Months Ended June 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$162,751	$491,485	$—	$654,236
Net premiums written	$154,278	$491,311	$—	$645,589
Net premiums earned	$191,497	$475,849	$—	$667,346
Other insurance revenue	2,033	—	—	2,033
Net loss and loss adjustment expenses ("loss and LAE")	(138,561)	(353,836)	843	(491,554)
Commission and other acquisition expenses	(46,112)	(152,792)	159	(198,745)
General and administrative expenses	(10,907)	(1,082)	—	(11,989)
Underwriting (loss) income	$(2,050)	$(31,861)	$1,002	(32,909)
Reconciliation to net income
Net investment income and realized losses on investment				43,899
Interest and amortization expenses				(4,829)
Amortization of intangible assets				(462)
Foreign exchange gains				4,821
Other general and administrative expenses				(7,585)
Income tax expense				(255)
Net income				$2,680

Net loss and LAE ratio(1)	71.7%	74.4%		73.4%
Commission and other acquisition expense ratio(2)	23.8%	32.1%		29.7%
General and administrative expense ratio(3)	5.6%	0.2%		2.9%
Expense ratio(4)	29.4%	32.3%		32.6%
Combined ratio(5)	101.1%	106.7%		106.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended June 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$140,841	$564,276	$81	$705,198
Net premiums written	$137,247	$546,735	$90	$684,072
Net premiums earned	$204,219	$506,816	$90	$711,125
Other insurance revenue	1,547	—	—	1,547
Net loss and LAE	(176,837)	(350,561)	(1,222)	(528,620)
Commission and other acquisition expenses	(46,989)	(163,055)	5	(210,039)
General and administrative expenses	(8,494)	(664)	—	(9,158)
Underwriting loss	$(26,554)	$(7,464)	$(1,127)	(35,145)
Reconciliation to net loss
Net investment income and realized gains on investment				42,084
Interest and amortization expenses				(6,745)
Accelerated amortization of senior note issuance cost				(2,809)
Amortization of intangible assets				(533)
Foreign exchange losses				(6,722)
Other general and administrative expenses				(6,188)
Income tax expense				(277)
Net loss				$(16,335)

Net loss and LAE ratio(1)	86.0%	69.2%		74.1%
Commission and other acquisition expense ratio(2)	22.8%	32.2%		29.5%
General and administrative expense ratio(3)	4.1%	0.1%		2.2%
Expense ratio(4)	26.9%	32.3%		31.7%
Combined ratio(5)	112.9%	101.5%		105.8%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Six Months Ended June 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$441,463	$1,065,413	$—	$1,506,876
Net premiums written	$429,231	$1,065,691	$—	$1,494,922
Net premiums earned	$385,631	$967,147	$—	$1,352,778
Other insurance revenue	5,759	—	—	5,759
Net loss and LAE	(274,173)	(691,143)	438	(964,878)
Commission and other acquisition expenses	(97,410)	(310,108)	159	(407,359)
General and administrative expenses	(21,026)	(2,002)	—	(23,028)
Underwriting (loss) income	$(1,219)	$(36,106)	$597	(36,728)
Reconciliation to net income
Net investment income and realized losses on investment				87,126
Interest and amortization expenses				(9,658)
Amortization of intangible assets				(924)
Foreign exchange gains				2,414
Other general and administrative expenses				(16,496)
Income tax expense				(711)
Net income				$25,023

Net loss and LAE ratio(1)	70.0%	71.4%		71.0%
Commission and other acquisition expense ratio(2)	24.9%	32.1%		30.0%
General and administrative expense ratio(3)	5.4%	0.2%		2.9%
Expense ratio(4)	30.3%	32.3%		32.9%
Combined ratio(5)	100.3%	103.7%		103.9%

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
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at June 30, 2018 and December 31, 2017:

June 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,732,587	$4,431,698	$6,164,285
Corporate assets	—	—	553,903
Total Assets	$1,732,587	$4,431,698	$6,718,188

December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$1,772,909	$4,258,607	$6,031,516
Corporate assets	—	—	612,673
Total Assets	$1,772,909	$4,258,607	$6,644,189

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$20,464	3.2%	$21,059	3.1%
Casualty	90,418	14.0%	84,219	12.3%
Accident and Health	13,678	2.1%	8,909	1.3%
International	29,718	4.6%	23,060	3.4%
Total Diversified Reinsurance	154,278	23.9%	137,247	20.1%
AmTrust Reinsurance
Small Commercial Business	279,486	43.3%	340,840	49.8%
Specialty Program	103,196	16.0%	100,082	14.6%
Specialty Risk and Extended Warranty	108,629	16.8%	105,813	15.5%
Total AmTrust Reinsurance	491,311	76.1%	546,735	79.9%
Other	—	—%	90	—%
Total Net Premiums Written	$645,589	100.0%	$684,072	100.0%

For the Six Months Ended June 30,	2018		2017
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$81,445	5.4%	$94,436	6.0%
Casualty	213,358	14.3%	261,777	16.5%
Accident and Health	56,480	3.8%	57,558	3.6%
International	77,948	5.2%	50,972	3.2%
Total Diversified Reinsurance	429,231	28.7%	464,743	29.3%
AmTrust Reinsurance
Small Commercial Business	647,240	43.3%	733,406	46.3%
Specialty Program	192,327	12.9%	191,951	12.1%
Specialty Risk and Extended Warranty	226,124	15.1%	194,430	12.3%
Total AmTrust Reinsurance	1,065,691	71.3%	1,119,787	70.7%
Other	—	—%	90	—%
Total Net Premiums Written	$1,494,922	100.0%	$1,584,620	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$34,028	5.1%	$39,632	5.5%
Casualty	107,588	16.1%	121,563	17.1%
Accident and Health	21,342	3.2%	20,409	2.9%
International	28,539	4.3%	22,615	3.2%
Total Diversified Reinsurance	191,497	28.7%	204,219	28.7%
AmTrust Reinsurance
Small Commercial Business	293,514	44.0%	315,100	44.3%
Specialty Program	96,739	14.5%	92,262	13.0%
Specialty Risk and Extended Warranty	85,596	12.8%	99,454	14.0%
Total AmTrust Reinsurance	475,849	71.3%	506,816	71.3%
Other	—	—%	90	—%
Total Net Premiums Earned	$667,346	100.0%	$711,125	100.0%

For the Six Months Ended June 30,	2018		2017
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
Property	$72,410	5.4%	$79,526	5.6%
Casualty	216,234	15.9%	244,713	17.2%
Accident and Health	42,974	3.2%	41,098	2.9%
International	54,013	4.0%	40,724	2.9%
Total Diversified Reinsurance	385,631	28.5%	406,061	28.6%
AmTrust Reinsurance
Small Commercial Business	609,223	45.0%	632,009	44.5%
Specialty Program	185,233	13.7%	192,010	13.5%
Specialty Risk and Extended Warranty	172,691	12.8%	190,439	13.4%
Total AmTrust Reinsurance	967,147	71.5%	1,014,458	71.4%
Other	—	—%	90	—%
Total Net Premiums Earned	$1,352,778	100.0%	$1,420,609	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at June 30, 2018 and December 31, 2017 are as follows:

June 30, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$8,610	$41	$(50)	$8,601
U.S. agency bonds – mortgage-backed	2,026,165	2,658	(61,750)	1,967,073
U.S. agency bonds – other	39,920	24	(622)	39,322
Non-U.S. government and supranational bonds	25,038	151	(1,702)	23,487
Asset-backed securities	332,188	1,029	(2,443)	330,774
Corporate bonds	1,630,174	11,393	(46,462)	1,595,105
Municipal bonds	2,500	48	—	2,548
Total AFS fixed maturities	4,064,595	15,344	(113,029)	3,966,910
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	979,018	6,131	(17,938)	967,211
Municipal bonds	60,126	—	(665)	59,461
Total HTM fixed maturities	1,039,144	6,131	(18,603)	1,026,672
Total fixed maturity investments	$5,103,739	$21,475	$(131,632)	$4,993,582

December 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$60,711	$103	$(13)	$60,801
U.S. agency bonds – mortgage-backed	2,026,305	8,074	(19,765)	2,014,614
U.S. agency bonds – other	29,941	4	(163)	29,782
Non-U.S. government and supranational bonds	33,381	231	(1,736)	31,876
Asset-backed securities	317,544	4,065	(199)	321,410
Corporate bonds	1,557,611	43,271	(17,571)	1,583,311
Municipal bonds	2,500	76	—	2,576
Total AFS fixed maturities	4,027,993	55,824	(39,447)	4,044,370
HTM fixed maturities:
Corporate bonds	1,037,464	28,694	(913)	1,065,245
Municipal bonds	60,337	128	(84)	60,381
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626
Total fixed maturity investments	$5,125,794	$84,646	$(40,444)	$5,169,996
During the six months ended June 30, 2018, we did not designate any additional fixed maturities as HTM. During 2017, we designated additional fixed maturities with a fair value of $391,934 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $4,313 as at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

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

	AFS fixed maturities		HTM fixed maturities
June 30, 2018	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$11,443	$10,697	$9,422	$9,414
Due after one year through five years	658,875	646,888	357,489	357,601
Due after five years through ten years	1,034,775	1,010,399	671,172	658,641
Due after ten years	1,149	1,079	1,061	1,016
	1,706,242	1,669,063	1,039,144	1,026,672
U.S. agency bonds – mortgage-backed	2,026,165	1,967,073	—	—
Asset-backed securities	332,188	330,774	—	—
Total fixed maturities	$4,064,595	$3,966,910	$1,039,144	$1,026,672
The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$3,495	$(30)	$580	$(20)	$4,075	$(50)
U.S. agency bonds – mortgage-backed	1,220,091	(34,089)	575,919	(27,661)	1,796,010	(61,750)
U.S. agency bonds – other	34,323	(622)	—	—	34,323	(622)
Non–U.S. government and supranational bonds	5,682	(213)	14,053	(1,489)	19,735	(1,702)
Asset-backed securities	184,683	(2,353)	3,918	(90)	188,601	(2,443)
Corporate bonds	1,678,876	(42,732)	291,011	(21,668)	1,969,887	(64,400)
Municipal bonds	59,461	(665)	—	—	59,461	(665)
Total temporarily impaired fixed maturities	$3,186,611	$(80,704)	$885,481	$(50,928)	$4,072,092	$(131,632)
At June 30, 2018, there were approximately 559 securities in an unrealized loss position with a fair value of $4,072,092 and unrealized losses of $131,632. Of these securities, there were 92 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $885,481 and unrealized losses of $50,928.

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
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At June 30, 2018, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. Because we do not intend to sell these securities and it is not more likely than not that we will be required to do so until a recovery of fair value to amortized cost, we currently believe it is probable that we will collect all amounts due according to their respective contractual terms. Therefore, we do not consider these fixed maturities to be OTTI at June 30, 2018. The Company has therefore recognized no OTTI through earnings for the three and six months ended June 30, 2018 and 2017.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at June 30, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$8,610	$8,601	0.2%
U.S. agency bonds	2,066,085	2,006,395	40.2%
AAA	260,051	257,306	5.2%
AA+, AA, AA-	205,551	201,866	4.0%
A+, A, A-	1,410,823	1,383,403	27.7%
BBB+, BBB, BBB-	1,088,713	1,070,609	21.4%
BB+ or lower	63,906	65,402	1.3%
Total fixed maturities	$5,103,739	$4,993,582	100.0%

Ratings(1) at December 31, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$60,711	$60,801	1.2%
U.S. agency bonds	2,056,246	2,044,396	39.6%
AAA	245,562	249,073	4.8%
AA+, AA, AA-	204,792	207,898	4.0%
A+, A, A-	1,381,031	1,404,451	27.2%
BBB+, BBB, BBB-	1,125,471	1,149,511	22.2%
BB+ or lower	51,981	53,866	1.0%
Total fixed maturities	$5,125,794	$5,169,996	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	June 30, 2018		December 31, 2017
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$4,398	74.6%	$5,100	77.3%
Other	1,500	25.4%	1,500	22.7%
Total other investments	$5,898	100.0%	$6,600	100.0%
The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $423 at June 30, 2018 (December 31, 2017 - $306).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Fixed maturities	$42,967	$40,610	$85,096	$83,480
Cash and cash equivalents	383	262	691	429
Loan to related party	1,565	816	2,993	1,528
Other	471	660	590	891
	45,386	42,348	89,370	86,328
Investment expenses	(1,073)	(1,836)	(2,187)	(3,659)
Net investment income	$44,313	$40,512	$87,183	$82,669

d)	Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended June 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$2,287	$(2,921)	$(634)
Other investments	220	—	220
Net realized gains (losses) on investment	$2,507	$(2,921)	$(414)

For the Three Months Ended June 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$1,766	$(256)	$1,510
Other investments	62	—	62
Net realized gains (losses) on investment	$1,828	$(256)	$1,572

For the Six Months Ended June 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$2,939	$(4,698)	$(1,759)
Other investments	1,702	—	1,702
Net realized gains (losses) on investment	$4,641	$(4,698)	$(57)

For the Six Months Ended June 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$2,488	$(256)	$2,232
Other investments	225	—	225
Net realized gains (losses) on investment	$2,713	$(256)	$2,457
Proceeds from sales of AFS fixed maturities were $152,908 and $301,690 for the three and six months ended June 30, 2018, respectively (2017 - $71,610 and $102,394, respectively). Net unrealized (losses) gains were as follows:

	June 30, 2018	December 31, 2017
Fixed maturities	$(96,046)	$20,586
Other investments	—	1,381
Total net unrealized (losses) gains	(96,046)	21,967
Deferred income tax	(61)	(78)
Net unrealized (losses) gains, net of deferred income tax	$(96,107)	$21,889
Change, net of deferred income tax	$(117,996)	$42,605

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The portion of unrealized gains recognized in net income for the three and six months ended June 30, 2018 and 2017 that are related to other investments still held at the end of the reporting period were as follows:

For the Three Months Ended June 30,	2018	2017
Net gains recognized in net income on other investments during the period	$220	$62
Net realized gains recognized on other investments divested during the period	(287)	(62)
Net unrealized losses recognized on other investments still held at end of period	$(67)	$—

For the Six Months Ended June 30,	2018	2017
Net gains recognized in net income on other investments during the period	$1,702	$225
Net realized gains recognized on other investments divested during the period	(879)	(225)
Net unrealized gains recognized on other investments still held at end of period	$823	$—

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

	June 30, 2018	December 31, 2017
Restricted cash – third party agreements	$48,938	$50,411
Restricted cash – related party agreements	105,519	73,017
Restricted cash – U.S. state regulatory authorities	220	156
Total restricted cash	154,677	123,584
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2018 – $1,190,433; 2017 – $1,316,305)	1,157,796	1,320,800
Restricted investments AFS – in trust for related party agreements at fair value (amortized cost: 2018 – $2,497,940; 2017 – $2,281,672)	2,447,159	2,294,367
Restricted investments HTM – in trust for related party agreements at fair value (amortized cost: 2018 – $1,039,144; 2017 – $1,097,801)	1,026,672	1,125,626
Restricted investments – in trust for U.S. state regulatory authorities (amortized cost: 2018 – $4,085; 2017 – $4,076)	4,103	4,147
Total restricted investments	4,635,730	4,744,940
Total restricted cash and investments	$4,790,407	$4,868,524
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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at June 30, 2018 and December 31, 2017.
U.S. government and U.S. agency — Bonds issued by the U.S. Treasury, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, Government National Mortgage Association, Federal National Mortgage Association and the Federal Farm Credit Banks Funding Corporation. The fair values of U.S. treasury bonds are based on quoted market prices in active markets, and are included in the Level 1 fair value hierarchy. We believe the market for U.S. treasury bonds is an actively traded market given the high level of daily trading volume. The fair values of U.S. agency bonds are determined using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. agency bonds are included in the Level 2 fair value hierarchy.
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
At June 30, 2018 and December 31, 2017, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$8,601	$—	$—	$—	$8,601
U.S. agency bonds – mortgage-backed	—	1,967,073	—	—	1,967,073
U.S. agency bonds – other	—	39,322	—	—	39,322
Non-U.S. government and supranational bonds	—	23,487	—	—	23,487
Asset-backed securities	—	330,774	—	—	330,774
Corporate bonds	—	1,595,105	—	—	1,595,105
Municipal bonds	—	2,548	—	—	2,548
Other investments	—	—	1,500	4,398	5,898
Total	$8,601	$3,958,309	$1,500	$4,398	$3,972,808
As a percentage of total assets	0.1%	58.9%	—%	0.1%	59.1%

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$60,801	$—	$—	$—	$60,801
U.S. agency bonds – mortgage-backed	—	2,014,614	—	—	2,014,614
U.S. agency bonds – other	—	29,782	—	—	29,782
Non-U.S. government and supranational bonds	—	31,876	—	—	31,876
Asset-backed securities	—	321,410	—	—	321,410
Corporate bonds	—	1,583,311	—	—	1,583,311
Municipal bonds	—	2,576	—	—	2,576
Other investments	—	—	1,500	5,100	6,600
Total	$60,801	$3,983,569	$1,500	$5,100	$4,050,970
As a percentage of total assets	0.9%	60.0%	—%	0.1%	61.0%

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
The Pricing Service was utilized to estimate fair value measurements for 100.0% and 99.8% of its fixed maturities at June 30, 2018 and December 31, 2017, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At December 31, 2017, 0.2% of the fixed maturities are valued using the market approach. Three securities or approximately $9,489 of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At June 30, 2018 and December 31, 2017, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
At June 30, 2018, the Company also has investments of $1,500 (December 31, 2017 - $1,500) in start-up insurance entities, the fair value of each was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of these unquoted investments as Level 3. The Company has determined that its investment in Level 3 securities are not material to its financial position or results of operations. During the three and six months ended June 30, 2018 and 2017, there have been no transfers into or out of Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value or principal amount of the financial instruments not measured at fair value:

	June 30, 2018		December 31, 2017
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
HTM – corporate bonds	$979,018	$967,211	$1,037,464	$1,065,245
HTM – municipal bonds	60,126	59,461	60,337	60,381
Total financial assets	$1,039,144	$1,026,672	$1,097,801	$1,125,626

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$92,356	$110,000	$101,200
Senior Notes - MHNC – 7.75%	152,500	137,921	152,500	149,029
Total financial liabilities	$262,500	$230,277	$262,500	$250,229
6. Long-Term Debt
Senior Notes
At June 30, 2018 and December 31, 2017, Maiden Holdings and its wholly owned subsidiary, Maiden Holdings North America, Ltd., both have an outstanding public debt offering of senior notes, (the "Senior Notes"). The 2013 Senior Notes issued by the subsidiary are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligation of the Company. The following table details the Company's Senior Notes issuances as of June 30, 2018 and December 31, 2017:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Long-Term Debt (continued)

June 30, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,633	4,280	7,913
Carrying value	$106,367	$148,220	$254,587

December 31, 2017	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,654	4,364	8,018
Carrying value	$106,346	$148,136	$254,482

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%
The interest expense incurred on the Senior Notes for the three and six months ended June 30, 2018 was $4,776 and $9,553, respectively (2017 - $6,665 and $13,442, respectively) of which $1,342 was accrued at June 30, 2018 and December 31, 2017, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the Senior Notes. The amount of amortization expense for the three and six months ended June 30, 2018 was $53 and $105, respectively (2017 - $80 and $159, respectively).
On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100,000 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2,809 for the three and six months ended June 30, 2017.

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

	June 30, 2018	December 31, 2017
Reserve for reported loss and LAE	$2,064,019	$1,925,151
Reserve for losses incurred but not reported ("IBNR")	1,589,284	1,622,097
Reserve for loss and LAE	$3,653,303	$3,547,248
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Six Months Ended June 30,	2018	2017
Gross loss and LAE reserves, January 1	$3,547,248	$2,896,496
Less: reinsurance recoverable on unpaid losses, January 1	117,611	99,936
Net loss and LAE reserves, January 1	3,429,637	2,796,560
Net incurred losses related to:
Current year	919,317	936,325
Prior years	45,561	72,864
	964,878	1,009,189
Net paid losses related to:
Current year	(181,810)	(211,639)
Prior years	(656,899)	(604,648)
	(838,709)	(816,287)
Effect of foreign exchange movements	(12,308)	33,065
Net loss and LAE reserves, June 30	3,543,498	3,022,527
Reinsurance recoverable on unpaid losses, June 30	109,805	87,681
Gross loss and LAE reserves, June 30	$3,653,303	$3,110,208
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. During the three and six months ended June 30, 2018, the Company recognized approximately $35,484 and $45,561, respectively (2017 - $56,024 and $72,864, respectively) of net adverse development in both the Diversified Reinsurance and AmTrust Reinsurance segments, and in 2017, as well as in its run-off business.
In the Diversified Reinsurance segment, the adverse prior year loss development was $7,953 and $9,106, respectively for the three and six months ended June 30, 2018 (2017 - $25,376 and $31,608, respectively) which was largely due to a higher than expected loss emergence emanating largely from General Liability and Commercial Auto Liability treaty contracts. The adverse development for the three and six months ended June 30, 2017 was largely due to higher than expected loss emergence emanating largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development during the second quarter coming from three accounts. The development for the six months ended June 30, 2017 was also impacted by a non-recurring change in the actuarial assumptions for a large German personal auto account within international personal auto.
In the AmTrust Reinsurance segment, the adverse prior year development was $28,374 and $36,893 for the three and six months ended June 30, 2018 (2017 - $29,426 and $39,745, respectively). The adverse development for the three months ended June 30, 2018 largely came from Worker's Compensation and General Liability while the adverse development for the six months

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Reserve for Loss and Loss Adjustment Expenses (continued)
ended June 30, 2018 was a combination of the second quarter development and adverse development from the first quarter of 2018 which was largely from General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016. The net adverse development for the three and six months ended June 30, 2017 was largely related to non-program casualty, where elevated loss activity had been observed as well as European hospital liability where the Company had adjusted estimated loss ratios for the most recent years in view of developing trends and economic factors that could influence future loss settlement values.
Our Other category, on the other hand, had favorable prior year development of $843 and $438 for the three and six months ended June 30, 2018 (2017 - adverse prior year development of $1,222 and $1,511, respectively) due to a favorable court ruling that reduced the incurred loss on one of the few remaining U.S. E&S property claims.
8. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.7% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company, as at June 30, 2018, so there is no longer a public filing requirement. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, CEO and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 44.0% of the outstanding shares of AmTrust. AmTrust owns 1.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 41.7% of the outstanding common shares of NGHC.
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
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's results of operations for the three and six months ended June 30, 2018 and 2017:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Gross and net premiums written	$491,485	$564,276	$1,065,413	$1,155,658
Net premiums earned	477,202	522,449	981,001	1,041,576
Net loss and LAE	(351,954)	(362,042)	(696,483)	(715,906)
Commission expenses	(148,500)	(161,726)	(304,350)	(322,496)
Other Reinsurance Agreement
Effective April 1, 2012, the Company, through a subsidiary, entered into a reinsurance agreement with AmTrust's wholly owned subsidiary, AmTrust North America, Inc. ("AmTrust NA"). We indemnify AmTrust NA, on an excess of loss basis, as a result of losses occurring on AmTrust NA's new and renewal policies relating to the lines of business classified as Automobile Liability by AmTrust NA in its annual statement utilizing the specific underwriting guidelines defined in the reinsurance agreement. AmTrust NA shall retain the first $1,000 of loss, per any one policy or per any one loss occurrence. This agreement has a term of one year and automatically renews annually unless terminated pursuant to the terms of the agreement. During the three and six months ended June 30, 2018, under the terms of this agreement, we have recorded net premiums earned of approximately $254 and $551, respectively (2017 - $402 and $831, respectively) and commission expense of $67 and $149, respectively (2017 - $93 and $203, respectively).
Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:
•by lending funds in the amount of $167,975 at June 30, 2018 and December 31, 2017 pursuant to a loan agreement entered into between those parties. Advances under the loan, are secured by promissory notes. Effective December 18, 2017, the maturity date with respect to each advance shall be the earliest of (i) June 30, 2019, (ii) such time as there are no remaining obligations due to AmTrust under the Reinsurance Agreement in respect of which such advance was originally made or (iii) such time as AII is no longer required to secure its proportionate share of such obligations. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Prior to that date, the interest was payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at June 30, 2018 was approximately $3,321,519 (December 31, 2017 - $3,328,757) and the accrued interest was $21,201 (December 31, 2017 - $20,830). Please refer to "Note 4. (e) Investments" for additional information.
b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $5,966 and $12,263 of reinsurance brokerage expense for the three and six months ended June 30, 2018, respectively (2017 - $6,531 and $13,020, respectively) and deferred reinsurance brokerage of $15,784 at June 30, 2018 (December 31, 2017 - $14,741) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Related Party Transactions (continued)
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,033 and $2,082 of investment management fees for the three and six months ended June 30, 2018, respectively (2017 - $1,836 and $3,659, respectively) as a result of this agreement.
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and six months ended June 30, 2018, the Company recorded an expense of $17 and $33, respectively (2017 - $26 and $39, respectively) for the use of the aircraft.
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
The treaty limit of the aggregate medical stop loss is subject to a limit of $4,000 in excess of $1,000 any one insured person. The treaty limit on the traditional specific medical stop loss Layer 1 is subject to a limit of $1,000 in excess of $1,000 any one insured person; Layer 2 is subject to a limit of $3,000 in excess of $2,000 any one insured person and Layer 3 is subject to a limit of $5,000 in excess of $5,000 any one insured person. In addition to these limits, the Company shall cover extra contractual obligations arising under this agreement with a maximum liability of $2,000. Under these agreements, Maiden US recorded $33 and $131 of premiums earned for the three and six months ended June 30, 2018, respectively (2017 - $119 and $240, respectively).
9. Commitments and Contingencies

a)	Concentrations of Credit Risk
At June 30, 2018 and December 31, 2017, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses.
The Company's reinsurance recoverable on unpaid losses balance at June 30, 2018 was $109,805 (December 31, 2017 - $117,611). The three largest balances accounted for 67.9% of the Company's reinsurance recoverable on unpaid losses balance at June 30, 2018 (December 31, 2017 – 70.6%). At June 30, 2018, 95.0% (December 31, 2017 - 98.6%) of the reinsurance recoverable on unpaid losses was due from reinsurers and retrocessionaires with credit ratings from A.M Best of A or better. At June 30, 2018 and December 31, 2017, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable. The Company believes these balances as at June 30, 2018 will be fully collectible.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Commitments and Contingencies (continued)

b)	Concentrations of Revenue
During the three and six months ended June 30, 2018, our gross premiums written from AmTrust accounted for $491,485 or 75.1% and $1,065,413 or 70.7%, respectively, of our total gross premiums written (2017 –$564,276 or 80.0% and $1,155,658 or 71.0%, respectively).

c)	Dividends Declared
On May 8, 2018, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.15	July 12, 2018	July 2, 2018

d)	Legal Proceedings
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended June 30,	2018	2017
Numerator:
Net income (loss) attributable to Maiden	$2,633	$(16,326)
Dividends on preference shares – Series A, C and D	(8,546)	(6,033)
Amount allocated to participating common shareholders(1)	(4)	9
Numerator for basic and diluted EPS - net loss allocated to Maiden common shareholders	$(5,917)	$(22,350)
Denominator:
Weighted average number of common shares – basic	83,126,204	86,564,794
Potentially dilutive securities:
Share options and restricted share units (2)	—	—
Adjusted weighted average number of common shares – diluted	83,126,204	86,564,794
Basic loss per share attributable to Maiden common shareholders:	$(0.07)	$(0.26)
Diluted loss per share attributable to Maiden common shareholders:	$(0.07)	$(0.26)

For the Six Months Ended June 30,	2018	2017
Numerator:
Net income attributable to Maiden	$24,905	$10,197
Dividends on preference shares – Series A, C and D	(17,091)	(12,066)
Amount allocated to participating common shareholders(1)	(9)	(1)
Numerator for basic and diluted EPS - net income (loss) allocated to Maiden common shareholders	7,805	(1,870)
Denominator:
Weighted average number of common shares – basic	83,083,545	86,458,413
Potentially dilutive securities:
Share options and restricted share units(2)	289,740	—
Adjusted weighted average number of common shares – diluted	83,373,285	86,458,413
Basic earnings (loss) per share attributable to Maiden common shareholders:	$0.09	$(0.02)
Diluted earnings (loss) per share attributable to Maiden common shareholders:	$0.09	$(0.02)

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

(2)
Please refer to "Note 13. Shareholders' Equity" and "Note 14. Share Compensation and Pension Plans" of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, for the terms and conditions of each of these anti-dilutive instruments.

At June 30, 2018, 571,143 share options (June 30, 2017 - 24,000) were excluded from diluted earnings per common share as they were anti-dilutive.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity

a)	Common Shares
At June 30, 2018, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,927,787 common shares, of which 83,143,237 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,472,213 are undesignated at June 30, 2018. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

b)	Treasury Shares
During the six months ended June 30, 2018, the Company repurchased a total of 29,391 (2017 - 38,122) shares at an average price per share of $6.57 (2017 - $15.06) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares. During the six months ended June 30, 2018 and 2017, no shares were repurchased under the Company's share repurchase plan which has a remaining authorization of $74,924 at June 30, 2018 (December 31, 2017 - $74,924).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

11. Shareholders' Equity (continued)

c)	Accumulated Other Comprehensive (Loss) Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended June 30, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(46,429)	$(16,523)	$(62,952)
Other comprehensive (loss) income before reclassifications	(50,423)	15,605	(34,818)
Amounts reclassified from AOCI to net income, net of tax	745	—	745
Net current period other comprehensive (loss) income	(49,678)	15,605	(34,073)
Ending balance	(96,107)	(918)	(97,025)
Less: AOCI attributable to noncontrolling interest	—	(66)	(66)
Ending balance, Maiden shareholders	$(96,107)	$(852)	$(96,959)

For the Three Months Ended June 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(13,919)	$29,406	$15,487
Other comprehensive income (loss) before reclassifications	41,984	(21,777)	20,207
Amounts reclassified from AOCI to net income, net of tax	(199)	—	(199)
Net current period other comprehensive income (loss)	41,785	(21,777)	20,008
Ending balance	27,866	7,629	35,495
Less: AOCI attributable to noncontrolling interest	—	(80)	(80)
Ending balance, Maiden shareholders	$27,866	$7,709	$35,575

For the Six Months Ended June 30, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive (loss) income before reclassifications	(117,251)	7,665	(109,586)
Amounts reclassified from AOCI to net income, net of tax	(745)	—	(745)
Net current period other comprehensive (loss) income	(117,996)	7,665	(110,331)
Ending balance	(96,107)	(918)	(97,025)
Less: AOCI attributable to noncontrolling interest	—	(66)	(66)
Ending balance, Maiden shareholders	$(96,107)	$(852)	$(96,959)

For the Six Months Ended June 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	47,686	(27,975)	19,711
Amounts reclassified from AOCI to net income, net of tax	896	—	896
Net current period other comprehensive income (loss)	48,582	(27,975)	20,607
Ending balance	27,866	7,629	35,495
Less: AOCI attributable to noncontrolling interest	—	(80)	(80)
Ending balance, Maiden shareholders	$27,866	$7,709	$35,575

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

12. Subsequent Events
On August 8, 2018, the Company's Board of Directors authorized the following quarterly dividends:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.05	October 15, 2018	October 1, 2018
Preference shares - Series A	$0.515625	September 17, 2018	September 1, 2018
Preference shares - Series C	$0.445313	September 17, 2018	September 1, 2018
Preference shares - Series D	$0.418750	September 17, 2018	September 1, 2018
Also, on August 8, 2018, the Company’s and AmTrust’s Board of Directors agreed to extend the renewal provision for the Quota Share Reinsurance Agreement between Maiden Bermuda and AII. The new written notice date for renewal of the agreement has been extended from September 30, 2018 to January 31, 2019.

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
Since our founding in 2007, we have entered into a series of strategic transactions, primarily in 2007, 2008 and 2010, that have significantly transformed the scope and scale of our business while maintaining our low volatility, non-catastrophe oriented risk profile. These transactions have increased our gross premiums written to an amount in excess of $2.8 billion in 2017. We have also entered into a series of capital transactions that have enabled us to support our growing reinsurance operations while significantly enhancing our total capital position to approximately $1.4 billion as at June 30, 2018 and lowering our cost of capital. The most recent capital transactions include a public offering of $150.0 million Preference Shares - Series D in June 2017 and the subsequent redemption of our 2012 Senior Notes using a portion of the proceeds from that issuance.
To date, we have not yet attained our targeted returns. We believe our efficient balance sheet and low volatility business are the primary reasons our returns have generally exceeded industry averages, despite a declining investment yield environment since our founding. Our ability to achieve our targeted returns were initially impacted by a significantly higher cost of capital. Our capital management strategy in recent years has appreciably lowered our cost of capital and improved our returns on common equity. More recently, higher than targeted combined ratios have affected our underwriting profitability and limited our progress toward our objective. While the Company believes that the underwriting initiatives we have implemented as well as the reserving actions taken during 2017 will enable us to improve our operating returns on equity in 2018 and make progress toward our long term operating return on common equity targets in the next 12 to 24 months, our Board of Directors is undertaking a review of strategic alternatives to evaluate ways to increase shareholder value, which is ongoing.
Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further information.

Three and Six Months Ended June 30, 2018 and 2017 Financial Highlights

For the Three Months Ended June 30,	2018	2017	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income (loss)	$2,680	$(16,335)	$19,015
Net loss attributable to Maiden common shareholders	(5,913)	(22,359)	16,446
Non-GAAP operating loss(1)	(10,652)	(12,450)	1,798
Basic loss per common share:
Net loss attributable to Maiden common shareholders(2)	(0.07)	(0.26)	0.19
Non-GAAP operating loss attributable to Maiden common shareholders(1)	(0.13)	(0.14)	0.01
Diluted loss per common share:
Net loss attributable to Maiden common shareholders(2)(9)	(0.07)	(0.26)	0.19
Non-GAAP operating loss attributable to Maiden common shareholders(1)(9)	(0.13)	(0.14)	0.01
Dividends per common share	0.15	0.15	—
Gross premiums written	654,236	705,198	(50,962)
Net premiums earned	667,346	711,125	(43,779)
Underwriting loss(1)(3)	(32,909)	(35,145)	2,236
Net investment income	44,313	40,512	3,801
Combined ratio(4)	106.0%	105.8%	0.2
Annualized non-GAAP operating return on average common shareholders' equity(1)	(6.4)%	(4.8)%	(1.6)

For the Six Months Ended June 30,	2018	2017	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net income	$25,023	$10,166	$14,857
Net income (loss) attributable to Maiden common shareholders	7,814	(1,869)	9,683
Non-GAAP operating earnings(1)	6,166	10,188	(4,022)
Basic earnings (loss) per common share:
Net income (loss) attributable to Maiden common shareholders(2)	0.09	(0.02)	0.11
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.07	0.12	(0.05)
Diluted earnings (loss) per common share:
Net income (loss) attributable to Maiden common shareholders(2)(9)	0.09	(0.02)	0.11
Non-GAAP operating earnings attributable to Maiden common shareholders(1)	0.07	0.12	(0.05)
Dividends per common share	0.30	0.30	—
Gross premiums written	1,506,876	1,628,625	(121,749)
Net premiums earned	1,352,778	1,420,609	(67,831)
Underwriting loss(1)(3)	(36,728)	(34,013)	(2,715)
Net investment income	87,183	82,669	4,514
Combined ratio(4)	103.9%	103.4%	0.5
Annualized non-GAAP operating return on average common shareholders' equity(1)	1.8%	2.0%	(0.2)

	June 30, 2018	December 31, 2017	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$5,238,731	$5,340,274	$(101,543)
Total assets	6,718,188	6,644,189	73,999
Reserve for loss and loss adjustment expenses ("loss and LAE")	3,653,303	3,547,248	106,055
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	640,742	767,174	(126,432)
Maiden shareholders' equity	1,105,742	1,232,174	(126,432)
Total capital resources(6)	1,368,242	1,494,674	(126,432)
Ratio of debt to total capital resources	19.2%	17.6%	1.6

Book Value
Book value per common share(7)	$7.71	$9.25	$(1.54)
Accumulated dividends per common share	4.22	3.92	0.30
Book value per common share plus accumulated dividends	$11.93	$13.17	$(1.24)

Diluted book value per common share(8)	$7.67	$9.18	$(1.51)

(1)
Non-GAAP operating earnings (loss), non-GAAP operating earnings (loss) per common share, non-GAAP operating return on average common equity and underwriting (loss) income are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure net income.

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 10. Earnings per Common Share" for the calculation of basic and diluted earnings (loss) per common share.

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
Non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per common share: Management believes that the use of non-GAAP operating earnings (loss) and non-GAAP diluted operating earnings (loss) per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating earnings should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating earnings (loss) is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) foreign exchange gains or losses; (3) amortization of intangible assets; (4) loss and related activity from our run-off operations comprised of our former segment NGHC Quota Share and our divested excess and surplus ("E&S") business; (5) in 2017, accelerated amortization of senior note issuance cost; and (6) certain non-cash deferred tax expenses. We exclude net realized gains or losses on investment and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe amortization of intangible assets, loss and related activity from our run-off operations and accelerated amortization of senior note issuance cost are representative of our ongoing business. We believe all of these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations.
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
Non-GAAP operating (loss) earnings and non-GAAP diluted operating (loss) earnings per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended June 30,	2018	2017
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(5,913)	$(22,359)
Add (subtract):
Net realized losses (gains) on investment	414	(1,572)
Foreign exchange (gains) losses	(4,821)	6,722
Amortization of intangible assets	462	533
Divested E&S business and NGHC run-off	(1,002)	1,127
Accelerated amortization of senior note issuance cost	—	2,809
Non-cash deferred tax expense	208	290
Non-GAAP operating loss attributable to Maiden common shareholders	$(10,652)	$(12,450)

Diluted loss per share attributable to Maiden common shareholders	$(0.07)	$(0.26)
Add (subtract):
Net realized losses (gains) on investment	—	(0.02)
Foreign exchange (gains) losses	(0.06)	0.08
Amortization of intangible assets	0.01	0.01
Divested E&S business and NGHC run-off	(0.01)	0.02
Accelerated amortization of senior note issuance cost	—	0.03
Non-GAAP diluted operating loss per common share	$(0.13)	$(0.14)

For the Six Months Ended June 30,	2018	2017
	($ in thousands except per share data)
Net income (loss) attributable to Maiden common shareholders	$7,814	$(1,869)
Add (subtract):
Net realized losses (gains) on investment	57	(2,457)
Foreign exchange (gains) losses	(2,414)	8,643
Amortization of intangible assets	924	1,066
Divested E&S business and NGHC run-off	(597)	1,416
Accelerated amortization of senior note issuance cost	—	2,809
Non-cash deferred tax expense	382	580
Non-GAAP operating earnings attributable to Maiden common shareholders	$6,166	$10,188

Diluted earnings (loss) per share attributable to Maiden common shareholders	$0.09	$(0.02)
Add (subtract):
Net realized losses (gains) on investment	—	(0.03)
Foreign exchange (gains) losses	(0.03)	0.10
Amortization of intangible assets	0.01	0.01
Divested E&S business and NGHC run-off	(0.01)	0.02
Accelerated amortization of senior note issuance cost	—	0.03
Non-cash deferred tax expense	0.01	0.01
Non-GAAP diluted operating earnings per common share	$0.07	$0.12
Non-GAAP operating loss attributable to Maiden common shareholders decreased by $1.8 million for the three months ended June 30, 2018 compared to the same period in 2017. This was largely due to decreased underwriting loss of $2.2 million during the three months ended June 30, 2018 compared to the same period in 2017 particularly caused by higher initial loss ratios on current year premiums earned during the period. This was partially offset by net investment income which increased $3.8 million compared to the same period in 2017. Incurred losses decreased due to the decline in net premiums earned and, to a smaller extent, reduced adverse prior year loss development during the three months ended June 30, 2018 compared to the same period in 2017. Furthermore, the total loss ratio decreased by 0.7 points year-over-year. Please refer to "Results of Operations - Net Loss and Loss Adjustment Expenses" on page 45 for the reasons regarding the changes in the loss ratio.
Non-GAAP operating earnings attributable to Maiden common shareholders decreased by $4.0 million for the six months ended June 30, 2018 compared to the same period in 2017. This was largely due to increased underwriting loss of $2.7 million during the six months ended June 30, 2018 compared to the same period in 2017 particularly caused by higher initial loss ratios on current year premiums earned during the period. This was partially offset by net investment income which increased $4.5 million compared to the same period in 2017.
Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating earnings (loss) available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set, as a target, a long-term average of 15% non-GAAP Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business.
Non-GAAP Operating ROACE for the three and six months ended June 30, 2018 and 2017 was computed as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Non-GAAP operating (loss) earnings attributable to Maiden common shareholders	$(10,652)	$(12,450)	$6,166	$10,188
Opening Maiden common shareholders’ equity	692,910	1,054,759	767,174	1,045,797
Ending Maiden common shareholders’ equity	640,742	1,035,399	640,742	1,035,399
Average Maiden common shareholders’ equity	666,826	1,045,079	703,958	1,040,598
Non-GAAP Operating ROACE	(6.4)%	(4.8)%	1.8%	2.0%
Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At June 30, 2018, book value per common share decreased by 16.6% and diluted book value per common share decreased by 16.4%, compared to December 31, 2017, primarily due to the decline in AOCI during the period as well as the decrease in retained earnings for the three and six months ended June 30, 2018. Please see "Liquidity and Capital Resources - Investments" on page 53 for further information on the change in fair value of our fixed maturity investment portfolio.
Book value and diluted book value per common share at June 30, 2018 and December 31, 2017 were computed as follows:

	June 30, 2018	December 31, 2017
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$640,742	$767,174
Proceeds from assumed conversion of dilutive options	7,074	9,416
Numerator for diluted book value per common share calculation	$647,816	$776,590

Common shares outstanding	83,143,237	82,974,895
Shares issued from assumed conversion of dilutive options and restricted share units	1,271,676	1,627,236
Denominator for diluted book value per common share calculation	84,414,913	84,602,131

Book value per common share	$7.71	$9.25
Diluted book value per common share	$7.67	$9.18

Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at June 30, 2018 and December 31, 2017 was computed as follows:

	June 30, 2018	December 31, 2017
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	1,105,742	1,232,174
Total capital resources	$1,368,242	$1,494,674
Ratio of debt to total capital resources	19.2%	17.6%
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Gross premiums written	$654,236	$705,198	$1,506,876	$1,628,625
Net premiums written	$645,589	$684,072	$1,494,922	$1,584,620
Net premiums earned	$667,346	$711,125	$1,352,778	$1,420,609
Other insurance revenue	2,033	1,547	5,759	5,328
Net loss and LAE	(491,554)	(528,620)	(964,878)	(1,009,189)
Commission and other acquisition expenses	(198,745)	(210,039)	(407,359)	(432,068)
General and administrative expenses(1)	(11,989)	(9,158)	(23,028)	(18,693)
Underwriting loss(2)	(32,909)	(35,145)	(36,728)	(34,013)
Other general and administrative expenses(1)	(7,585)	(6,188)	(16,496)	(14,067)
Net investment income	44,313	40,512	87,183	82,669
Net realized (losses) gains on investment	(414)	1,572	(57)	2,457
Accelerated amortization of senior note issuance cost	—	(2,809)	—	(2,809)
Amortization of intangible assets	(462)	(533)	(924)	(1,066)
Foreign exchange gains (losses)	4,821	(6,722)	2,414	(8,643)
Interest and amortization expenses	(4,829)	(6,745)	(9,658)	(13,601)
Income tax expense	(255)	(277)	(711)	(761)
Net income (loss)	2,680	(16,335)	25,023	10,166
(Income) loss attributable to noncontrolling interests	(47)	9	(118)	31
Dividends on preference shares	(8,546)	(6,033)	(17,091)	(12,066)
Net (loss) income attributable to Maiden common shareholders	$(5,913)	$(22,359)	$7,814	$(1,869)

Ratios
Net loss and LAE ratio(3)	73.4%	74.1%	71.0%	70.8%
Commission and other acquisition expense ratio(4)	29.7%	29.5%	30.0%	30.3%
General and administrative expense ratio(5)	2.9%	2.2%	2.9%	2.3%
Expense ratio(6)	32.6%	31.7%	32.9%	32.6%
Combined ratio(7)	106.0%	105.8%	103.9%	103.4%

(1)
Underwriting related general and administrative expenses is a non-GAAP measure. Please refer to "General and Administrative Expenses" below for additional information related to these corporate expenses and the reconciliation to those presented in our Condensed Consolidated Statements of Income.

(2)
Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities.

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

Net Income
Net loss attributable to Maiden common shareholders for the three months ended June 30, 2018 was $5.9 million compared to $22.4 million for the same period in 2017. The net decrease in net loss for the three months ended June 30, 2018 compared to the same period in 2017 was primarily the result of the following:

•	lower underwriting loss of $32.9 million compared to $35.1 million in the same period in 2017. The lower underwriting loss was principally due to:

◦
reduced adverse prior year loss development in both operating segments during the three months ended June 30, 2018 compared to the same period in 2017 and the absence of elevated property losses which occurred in the comparative period in 2017; and

◦	offsetting the reduction in incurred losses was the impact of lower premiums earned which decreased in both our operating segments compared to the same period in 2017.

•
increased net investment income of $3.8 million or 9.4%, for the three months ended June 30, 2018 compared to the same period in 2017 largely due to an increase in average yields to 3.3% during the three months ended June 30, 2018 compared to 3.1% during the same period in 2017. Also, average investable assets increased by 3.6% from the same period in 2017. Please refer to the Net Investment Income section below for further discussion of the movement in average yields; and

•
lower interest and amortization expenses which decreased by $1.9 million or 28.4% compared to the same period in 2017 due to the subsequent redemption of the 2012 Senior Notes on June 27, 2017. The prior period also included a charge of $2.8 million resulting from the acceleration of the amortization of the 2012 Senior Notes issuance cost; and

•
foreign exchange gains of $4.8 million for the three months ended June 30, 2018 compared to foreign exchange losses of $6.7 million for the same period in 2017 due to the recent depreciation of the euro and British pound against the U.S. dollar.

The favorable movements above were offset by the following:

•	realized losses on investment of $0.4 million for the three months ended June 30, 2018 compared to realized gains of $1.6 million for the same period in 2017;

•
general and administrative expenses increased by $4.2 million for the three months ended June 30, 2018 compared to the same period in 2017 due to increases in audit, legal, actuarial and other professional fees and technology-related expenses; and

•
higher dividends paid to preference shareholders of $8.5 million for the three months ended June 30, 2018 compared to $6.0 million for the same period in 2017 due to the issuance of Preference Shares - Series D on June 15, 2017.

Net income attributable to Maiden common shareholders for the six months ended June 30, 2018 was $7.8 million compared to a net loss of $1.9 million for the same period in 2017. The net increase for the six months ended June 30, 2018 compared to the same period in 2017 was primarily the result of the following:

•
increased net investment income of $4.5 million or 5.5%, for the six months ended June 30, 2018 compared to the same period in 2017. While there was no change in average yields of 3.2% during the six months ended June 30, 2018 and 2017, average investable assets increased by 5.4% from the same period in 2017. Please refer to the Net Investment Income section below for further discussion of the movement in average yields;

•
lower interest and amortization expenses which decreased by $3.9 million or 29.0% compared to the same period in 2017 due to the subsequent redemption of the 2012 Senior Notes on June 27, 2017. The prior period also included a charge of $2.8 million resulting from the acceleration of the amortization of the 2012 Senior Notes issuance cost; and

•
foreign exchange gains of $2.4 million for the six months ended June 30, 2018 compared to foreign exchange losses of $8.6 million for the same period in 2017 due to the recent weakening of the euro and British pound against the U.S. dollar.

The favorable movements above were offset by the following:

•	an underwriting loss of $36.7 million compared to an underwriting loss of $34.0 million during the six months ended June 30, 2017. The deterioration in the underwriting result was principally due to:

◦
higher initial loss ratios on current year premiums earned in both our operating segments factoring in both market conditions and recent loss trends and experience offset by reduced adverse prior year loss development in both operating segments during the six months ended June 30, 2018 compared to the same period in 2017; and

◦	impact of lower premiums earned which decreased in both our operating segments compared to the same period in 2017.

•	realized losses on investment of $0.1 million for the six months ended June 30, 2018 compared to realized gains of $2.5 million for the same period in 2017;

•
general and administrative expenses increased by $6.8 million for the six months ended June 30, 2018 compared to the same period in 2017 due to increases in audit, legal, actuarial and other professional fees and technology-related expenses; and

•
higher dividends paid to preference shareholders of $17.1 million for the six months ended June 30, 2018 compared to $12.1 million for the same period in 2017 due to the issuance of Preference Shares - Series D on June 15, 2017.

Net Premiums Written
Net premiums written decreased by $38.5 million or 5.6% and $89.7 million or 5.7% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$154,278	23.9%	$137,247	20.1%	$17,031	12.4%
AmTrust Reinsurance	491,311	76.1%	546,735	79.9%	(55,424)	(10.1)%
Total - reportable segments	645,589	100.0%	683,982	100.0%	(38,393)	(5.6)%
Other	—	—%	90	—%	(90)	NM
Total	$645,589	100.0%	$684,072	100.0%	$(38,483)	(5.6)%

For the Six Months Ended June 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$429,231	28.7%	$464,743	29.3%	$(35,512)	(7.6)%
AmTrust Reinsurance	1,065,691	71.3%	1,119,787	70.7%	(54,096)	(4.8)%
Total - reportable segments	1,494,922	100.0%	1,584,530	100.0%	(89,608)	(5.7)%
Other	—	—%	90	—%	(90)	NM
Total	$1,494,922	100.0%	$1,584,620	100.0%	$(89,698)	(5.7)%
NM - not meaningful
The net decrease in net premiums written for the three months ended June 30, 2018 compared to the same period in 2017 was the result of the following:

•
net premiums written in our AmTrust Reinsurance segment decreased by $55.4 million or 10.1% mainly due to a combination of market conditions and underwriting measures applied by AmTrust during the period, particularly in workers' compensation. This decline was net of the reduction in the utilization of retrocessional capacity in 2018 compared to the same period in 2017; and

•
slightly offsetting this decrease was the net premiums written in our Diversified Reinsurance segment in the second quarter of 2018 which was higher by $17.0 million or 12.4% principally due to lower amount of written premium in the prior year comparative period resulting from the commutation of a large account in our US business in the second quarter of 2017. Current year results, however, included new account growth and expansion of other client relationships in our European capital solutions business.

The decreased net premiums written for the six months ended June 30, 2018 compared to the same period in 2017 was the result of the following:

•
net premiums written in our Diversified Reinsurance segment decreased by $35.5 million or 7.6% due to non-renewals and re-underwriting of certain contracts in 2017 and during the six months ended June 30, 2018. This was partly offset by new account growth and expansion of other client relationships in our European capital solutions business during the first half of 2018; and

•
decrease in net premiums written in our AmTrust Reinsurance segment by $54.1 million or 4.8% mainly due to a combination of market conditions and underwriting measures applied by AmTrust during the period, particularly in workers' compensation. This decline was net of the reduction in the utilization of retrocessional capacity in 2018.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.

Net Premiums Earned
Net premiums earned decreased by $43.8 million or 6.2% and $67.8 million or 4.8% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$191,497	28.7%	$204,219	28.7%	$(12,722)	(6.2)%
AmTrust Quota Share Reinsurance	475,849	71.3%	506,816	71.3%	(30,967)	(6.1)%
Total - reportable segments	667,346	100.0%	711,035	100.0%	(43,689)	(6.1)%
Other	—	—%	90	—%	(90)	NM
Total	$667,346	100.0%	$711,125	100.0%	$(43,779)	(6.2)%

For the Six Months Ended June 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$385,631	28.5%	$406,061	28.6%	$(20,430)	(5.0)%
AmTrust Quota Share Reinsurance	967,147	71.5%	1,014,458	71.4%	(47,311)	(4.7)%
Total - reportable segments	1,352,778	100.0%	1,420,519	100.0%	(67,741)	(4.8)%
Other	—	—%	90	—%	(90)	NM
Total	$1,352,778	100.0%	$1,420,609	100.0%	$(67,831)	(4.8)%
NM - not meaningful
Net premiums earned in the AmTrust Reinsurance segment for the three and six months ended June 30, 2018 decreased by $31.0 million or 6.1% and $47.3 million or 4.7% compared to the same periods in 2017, respectively, mainly due to the decline in net premiums written in the AmTrust quota share. Please refer to the analysis of our AmTrust Reinsurance segment on page 49 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and six months ended June 30, 2018 decreased by $12.7 million or 6.2% and $20.4 million or 5.0% compared to the same periods in 2017, respectively, driven by non-renewals and re-underwriting of certain contracts in 2017 and during the six months ended June 30, 2018. Please refer to the analysis of our Diversified Reinsurance segment on page 46 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 47 for further discussion.
Net Investment Income and Net Realized Gains (Losses) on Investment
For the three and six months ended June 30, 2018, net investment income increased by $3.8 million or 9.4% and $4.5 million or 5.5% compared to the same periods in 2017, respectively, due to the growth in average investable assets of 3.6% and 5.4% respectively. This was also driven by the increase in average book yield from 3.1% to 3.3% for the three months ended June 30, 2018 with no change in yields of 3.2% for the six months ended June 30, 2018 compared to the respective prior periods.
Also affecting the comparison was lower amortization income from the call of certain securities during the three and six months ended June 30, 2018 which produced income of $0.5 million and $0.7 million, respectively, compared to calls during the three and six months ended June 30, 2017 which generated additional amortization income of $1.0 million and $4.0 million, respectively (which added 0.1 and 0.2 points to average book yield in the comparative periods in 2017, respectively).
Net realized losses on investment were $0.4 million and $0.1 million for the three and six months ended June 30, 2018, compared to net realized gains of $1.6 million and $2.5 million for the same periods in 2017, respectively.
The following table details the Company's average investable assets and average book yield for the three and six months ended June 30, 2018 compared to the same periods in 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Average investable assets(1)	$5,395,308	$5,206,117	$5,432,955	$5,153,426
Average book yield(2)	3.3%	3.1%	3.2%	3.2%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the period.

(2)	Ratio of net investment income over average investable assets at fair value.

Net Loss and Loss Adjustment Expenses
Net loss and LAE decreased by $37.1 million and $44.3 million during the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively, due to less adverse prior year loss development compared to the prior periods. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment, however adverse development was also experienced in our Diversified Reinsurance Segment. The net loss and LAE ratios were 73.4% and 71.0% for the three and six months ended June 30, 2018 compared to 74.1% and 70.8% for the same periods in 2017, respectively.
Excluding the impact of prior year loss development, our net loss and LAE ratio would have been 68.1% and 67.7% for the three and six months ended June 30, 2018 compared to 66.3% and 65.7% for the same periods in 2017, respectively. The increase in loss ratios reflects higher initial loss ratios on current year premiums earned in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.
The impact on the net loss and LAE ratios in each period should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be affected by changes in the mix of business and the impact of the change in the commission and other acquisition expense rates on quota share contracts with loss sensitive features. As a result of these factors, as well as the adverse prior year loss development experienced in both the Diversified Reinsurance and AmTrust Reinsurance segments, the combined ratio increased by 0.2 and 0.5 points for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses decreased by $11.3 million or 5.4% and $24.7 million or 5.7% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The commission and other acquisition expense ratios increased slightly to 29.7% and decreased to 30.0% for the three and six months ended June 30, 2018 compared to 29.5% and 30.3% for the same periods in 2017, respectively. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business as well as the impact of loss sensitive features in some contracts within the Diversified Reinsurance segment. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
General and administrative expenses – segments	$11,989	$9,158	$23,028	$18,693
General and administrative expenses – corporate	7,585	6,188	16,496	14,067
Total general and administrative expenses	$19,574	$15,346	$39,524	$32,760
Total general and administrative expenses increased by $4.2 million, or 27.6% and $6.8 million, or 20.6%, for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively, due to increases in audit, legal, actuarial and other professional fees and technology-related expenses. The general and administrative expense ratio increased to 2.9% for the three and six months ended June 30, 2018 from 2.2% and 2.3% for the three and six months ended June 30, 2017, respectively, as a result of increased expenses and lower earned premium compared to the prior periods.
Interest and Amortization Expenses
The interest and amortization expenses related to Senior Notes were $4.8 million and $9.7 million for the three and six months ended June 30, 2018 compared to $6.7 million and $13.6 million for the same periods in 2017, respectively. The decrease in interest expense was due to the redemption of the 8.0% 2012 Senior Notes on June 27, 2017.  As a result of this redemption, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2.8 million in the three and six months ended June 30, 2017. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Long Term Debt" for details on the Company’s Senior Notes. The weighted average effective interest rate for the Company's debt was 7.64% for the three and six months ended June 30, 2018 compared to 7.82% for the same periods in 2017, respectively.
Income Tax Expense
The Company recorded income tax expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2018 compared to $0.3 million and $0.8 million for the same periods in 2017, respectively. These amounts relate to income tax on the earnings of our international subsidiaries, non-cash U.S. deferred tax expense relating to timing differences and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 8.7% and 2.8% for the three and six months ended June 30, 2018 compared to (1.7)% and 7.0% for the three and six months ended June 30, 2017, respectively.
Dividends on Preference Shares
For the three and six months ended June 30, 2018, dividends paid to preference shareholders increased by $2.5 million or 41.7% and $5.0 million or 41.6% compared to the same periods in 2017, respectively. The increase is attributable to the dividends paid during the three and six months ended June 30, 2018 on the Preference Shares - Series D (the "Preference Shares - Series D") that were issued on June 15, 2017. Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity"

included in our Annual Report on Form 10-K for the year ended December 31, 2017 for details on the Company’s preference shares.
Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Gross premiums written	$162,751	$140,841	$441,463	$472,886
Net premiums written	154,278	137,247	429,231	464,743
Net premiums earned	191,497	204,219	385,631	406,061
Other insurance revenue	2,033	1,547	5,759	5,328
Net loss and LAE	(138,561)	(176,837)	(274,173)	(315,486)
Commission and other acquisition expenses	(46,112)	(46,989)	(97,410)	(104,934)
General and administrative expenses	(10,907)	(8,494)	(21,026)	(17,224)
Underwriting loss	$(2,050)	$(26,554)	$(1,219)	$(26,255)
Ratios
Net loss and LAE ratio	71.7%	86.0%	70.0%	76.7%
Commission and other acquisition expense ratio	23.8%	22.8%	24.9%	25.5%
General and administrative expense ratio	5.6%	4.1%	5.4%	4.2%
Expense ratio	29.4%	26.9%	30.3%	29.7%
Combined ratio	101.1%	112.9%	100.3%	106.4%
The combined ratio for the three months ended June 30, 2018 decreased to 101.1% compared to 112.9% for the same period in 2017 due primarily to the following:

•
lower adverse prior year development compared to the prior periods offset slightly by higher general and administrative expenses. The combined ratio decreased by 11.8 points for the three months ended June 30, 2018 compared to the same period in 2017 which reflects lower adverse prior year loss development of $8.0 million from expected loss emergence emanating largely from General Liability and Commercial Auto Liability treaty contracts. The adverse prior year loss development during the second quarter of 2017 of $25.4 million came largely from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts.

•
excluding prior year loss development, the combined ratio for the three months ended June 30, 2018 would have been 96.9% compared to 100.5% for the same period in 2017, reflecting elevated property losses during the second quarter of 2017.

The combined ratio for the six months ended June 30, 2018 decreased to 100.3% compared to 106.4% for the same period in 2017. The decrease in combined ratio of 6.1 points was due to the following:

•
lower net adverse development which was $9.1 million during the six months ended June 30, 2018, compared to $31.6 million for the same period in 2017. The 2018 development was largely due to higher than expected loss emergence emanating largely from General Liability and Commercial Auto Liability treaty contracts. The adverse development during the first half of 2017 was primarily from facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development coming from three accounts. In addition, there was a non-recurring change in the actuarial assumptions for a large German personal auto account within International personal auto.

•
excluding prior year loss development, the combined ratio for the six months ended June 30, 2018 would have been 98.0% compared to 98.7% for the same period in 2017, reflecting lower initial loss ratios on current year premiums earned during the period.

Premiums - Gross premiums written increased by $21.9 million or 15.6% and decreased by $31.4 million or 6.6% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The decline for the six months ended June 30, 2018 was primarily due to non-renewals and re-underwriting of certain contracts in the U.S. in both 2017 and during the three and six months ended June 30, 2018, with one large terminated account having returned premium of $17.5 million. Also, the commutation of a large account during the second quarter of 2017 caused the current year quarter result to show a favorable movement. Adding to the increase in gross premiums written during the three months ended June 30, 2018 were new account growth and expansion of other client relationships within the U.S. and International business. However, this only slightly offset the overall decrease in gross premiums written during the six months ended June 30, 2018.

Net premiums written increased by $17.0 million or 12.4% during the three months ended June 30, 2018 compared to the same period in 2017 mainly due to higher net premiums written in our International business in the current period and lower utilization of retrocessional capacity. Net premiums written for the six months ended June 30, 2018 decreased by $35.5 million or 7.6% largely as a result of lower business written in Casualty lines due to non-renewals and re-underwriting of certain contracts in the U.S. in both 2017 and during the six months ended June 30, 2018.

The tables below show net premiums written by line of business for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$20,464	13.3%	$21,059	15.3%	$(595)	(2.8)%
Casualty	90,418	58.6%	84,219	61.4%	6,199	7.4%
Accident and Health	13,678	8.9%	8,909	6.5%	4,769	53.5%
International	29,718	19.2%	23,060	16.8%	6,658	28.9%
Total Diversified Reinsurance	$154,278	100.0%	$137,247	100.0%	$17,031	12.4%

For the Six Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Property	$81,445	19.0%	$94,436	20.3%	$(12,991)	(13.8)%
Casualty	213,358	49.7%	261,777	56.3%	(48,419)	(18.5)%
Accident and Health	56,480	13.1%	57,558	12.4%	(1,078)	(1.9)%
International	77,948	18.2%	50,972	11.0%	26,976	52.9%
Total Diversified Reinsurance	$429,231	100.0%	$464,743	100.0%	$(35,512)	(7.6)%
Net premiums earned decreased by $12.7 million or 6.2% and $20.4 million or 5.0% during the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The tables below show net premiums earned by line of business for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$34,028	17.8%	$39,632	19.4%	$(5,604)	(14.1)%
Casualty	107,588	56.2%	121,563	59.5%	(13,975)	(11.5)%
Accident and Health	21,342	11.1%	20,409	10.0%	933	4.6%
International	28,539	14.9%	22,615	11.1%	5,924	26.2%
Total Diversified Reinsurance	$191,497	100.0%	$204,219	100.0%	$(12,722)	(6.2)%

For the Six Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Property	$72,410	18.8%	$79,526	19.6%	$(7,116)	(8.9)%
Casualty	216,234	56.1%	244,713	60.3%	(28,479)	(11.6)%
Accident and Health	42,974	11.1%	41,098	10.1%	1,876	4.6%
International	54,013	14.0%	40,724	10.0%	13,289	32.6%
Total Diversified Reinsurance	$385,631	100.0%	$406,061	100.0%	$(20,430)	(5.0)%
The business written by Maiden US experienced a decrease in net premiums earned for the three and six months ended June 30, 2018 compared to the same periods in 2017 largely due to non-renewals and other underwriting actions taken in 2017 and during the three and six months ended June 30, 2018, as well as the returned premium of $17.5 million relating to a terminated account in the first quarter of 2018.
Other Insurance Revenue - Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company increased by $0.5 million and $0.4 million for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively.

Net Loss and Loss Adjustment Expenses - Net loss and LAE decreased by $38.3 million or 21.6% and $41.3 million or 13.1% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. Net loss and LAE ratios decreased to 71.7% and 70.0% for the three and six months ended June 30, 2018 compared with 86.0% and 76.7% during the same periods in 2017, respectively.
During the three months ended June 30, 2018, the net loss and LAE ratio decreased by 14.3 points compared to the same period in 2017 due to the following factors:

•
lower initial loss ratios on current year premiums earned during the period due to lower property losses versus the prior year period and a higher proportion of pro-rata premiums earned in the current period. Pro-rata contracts generally have lower loss ratios and higher commission expense. Excluding prior year loss development, the net loss and LAE ratio for the three months ended June 30, 2018 would have been 67.5% compared to 73.6% for the same period in 2017. Initial loss ratios for current casualty premiums earned during the period are higher in 2018 than in 2017; and

•
lower adverse prior year loss development which was $8.0 million during the three months ended June 30, 2018, compared to $25.4 million for the same period in 2017. The 2018 development was from higher than expected loss emergence emanating largely from General Liability and Commercial Auto Liability treaty contracts. The prior year loss development in 2017 was primarily due to adverse development in facultative commercial auto  as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts

During the six months ended June 30, 2018, the net loss and LAE ratio decreased by 6.7 points compared to the same period in 2017 due to the following factors:

•
lower initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. Excluding prior year loss development, the net loss and LAE ratio for the six months ended June 30, 2018 would have been 67.7% compared to 69.0% for the same period in 2017 and reflects lower initial loss ratios on current year premiums earned during the period, factoring in both market conditions and recent loss trends and experience, as well as elevated property losses incurred during the second quarter of 2017; and

•
lower adverse prior year loss development which was $9.1 million during the six months ended June 30, 2018, compared to $31.6 million for the same period in 2017. The 2018 development was from higher than expected loss emergence emanating largely from General Liability and Commercial Auto Liability treaty contracts. The prior year loss development in 2017 was primarily due to adverse development in facultative commercial auto as well as a handful of specific contracts across several lines of business, with over half of the development for the quarter coming from three accounts. In addition, there was a non-recurring change in the actuarial assumptions for a large German personal auto account within International personal auto.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio decreased by 11.8 and 6.1 points for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $0.9 million or 1.9% and $7.5 million or 7.2% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The commission and other acquisition expense ratio for the three months ended June 30, 2018 increased to 23.8% compared to 22.8% for the same period in 2017, reflecting the higher proportion of pro-rata premium earned during the quarter compared to last year. The commission and other acquisition expense ratio for the six months ended June 30, 2018 decreased to 24.9% compared to 25.5% for the same period in 2017.
The variation in ratios for the three and six months ended June 30, 2018 were primarily due to the change in the mix of pro rata versus excess of loss premiums written as well as loss sensitive features in our Diversified Reinsurance segment driven by prior year adverse development. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraphs.
General and Administrative Expenses - General and administrative expenses increased by $2.4 million or 28.4% and $3.8 million or 22.1% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively, due to higher technology-related expenses. The general and administrative expense ratio was 5.6% and 5.4% for the three and six months ended June 30, 2018 compared to 4.1% and 4.2% for the same periods in 2017, respectively. The overall expense ratio (including commission and other acquisition expenses) for the three and six months ended June 30, 2018 was 29.4% and 30.3% compared to 26.9% and 29.7% for the same periods in 2017, respectively.

AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $31.9 million and $36.1 million during the three and six months ended June 30, 2018, compared to $7.5 million and $6.3 million in the comparative periods in 2017, respectively. This was primarily due to the reduction in premiums earned and higher initial current year loss ratios for premiums earned during the three and six months ended June 30, 2018 partly offset by lower adverse prior year loss development compared to the same periods in 2017. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and six months ended June 30, 2018 and 2017 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Gross premiums written	$491,485	$564,276	$1,065,413	$1,155,658
Net premiums written	491,311	546,735	1,065,691	1,119,787
Net premiums earned	475,849	506,816	967,147	1,014,458
Net loss and LAE	(353,836)	(350,561)	(691,143)	(692,192)
Commission and other acquisition expenses	(152,792)	(163,055)	(310,108)	(327,139)
General and administrative expenses	(1,082)	(664)	(2,002)	(1,469)
Underwriting loss	$(31,861)	$(7,464)	$(36,106)	$(6,342)
Ratios
Net loss and LAE ratio	74.4%	69.2%	71.4%	68.3%
Commission and other acquisition expense ratio	32.1%	32.2%	32.1%	32.2%
General and administrative expense ratio	0.2%	0.1%	0.2%	0.1%
Expense ratio	32.3%	32.3%	32.3%	32.3%
Combined ratio	106.7%	101.5%	103.7%	100.6%
The combined ratio increased to 106.7% for the three months ended June 30, 2018 compared to 101.5% for the same period in 2017 due to the following:

•
higher initial loss ratios for current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. Excluding prior year loss development, the combined ratio for the current period would have been 100.7% compared to 95.7% for 2017; and

•
slightly lower adverse prior year loss development which was $28.4 million during the second quarter of 2018, compared to $29.4 million for the same period in 2017. Adverse prior year loss development in 2018 was largely from Worker's Compensation and General Liability. The 2017 adverse prior year loss development was primarily related to non-program casualty where elevated loss activity had been observed, as well as in European hospital liability where estimated loss ratios were adjusted for the most recent years in view of developing trends and economic factors.

The combined ratio increased to 103.7% for the six months ended June 30, 2018 compared to 100.6% for the same period in 2017 due to the following:

•
higher initial loss ratios for current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. Excluding prior year loss development, the combined ratio for the current period would have been 99.9% compared to 96.6% for 2017; and

•
slightly lower adverse prior year loss development which was $36.9 million during the first half of 2018, compared to $39.7 million for the same period in 2017. Adverse prior year loss development in 2018 was largely from Worker's Compensation and General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016. The 2017 adverse prior year loss development was primarily related to non-program casualty and European hospital liability lines of business.

Premiums - Gross premiums written decreased by $72.8 million or 12.9% and $90.2 million or 7.8% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The decrease in gross premiums written for the three and six months ended June 30, 2018 compared to the same periods in 2017 reflects reductions primarily in the Small Commercial business lines.

The tables below show net premiums written by category for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$279,486	56.9%	$340,840	62.3%	$(61,354)	(18.0)%
Specialty Program	103,196	21.0%	100,082	18.3%	3,114	3.1%
Specialty Risk and Extended Warranty	108,629	22.1%	105,813	19.4%	2,816	2.7%
Total AmTrust Reinsurance	$491,311	100.0%	$546,735	100.0%	$(55,424)	(10.1)%

For the Six Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$647,240	60.7%	$733,406	65.5%	$(86,166)	(11.7)%
Specialty Program	192,327	18.1%	191,951	17.1%	376	0.2%
Specialty Risk and Extended Warranty	226,124	21.2%	194,430	17.4%	31,694	16.3%
Total AmTrust Reinsurance	$1,065,691	100.0%	$1,119,787	100.0%	$(54,096)	(4.8)%
Net premiums written in our AmTrust Reinsurance segment for the three and six months ended June 30, 2018 decreased by $55.4 million or 10.1% and $54.1 million or 4.8% compared to the same periods in 2017, respectively, largely due to the decline in Small Commercial Business assumed from AmTrust slightly offset by lower utilization of retrocessional capacity compared to comparative periods in 2017. The decrease in Small Commercial Business was due to combination of market conditions and underwriting measures applied by AmTrust during the period. The ratio of net premiums written to gross premiums written increased to almost 100.0% for the three and six months ended June 30, 2018 compared to 96.9% and 96.9% for the same periods in 2017, respectively.
Net premiums earned decreased by $31.0 million or 6.1% and $47.3 million or 4.7% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively, mainly due to the decline in net premiums written on the AmTrust quota share. The tables below detail net premiums earned by category for the three and six months ended June 30, 2018 and 2017:

For the Three Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$293,514	61.7%	$315,100	62.2%	$(21,586)	(6.9)%
Specialty Program	96,739	20.3%	92,262	18.2%	4,477	4.9%
Specialty Risk and Extended Warranty	85,596	18.0%	99,454	19.6%	(13,858)	(13.9)%
Total AmTrust Reinsurance	$475,849	100.0%	$506,816	100.0%	$(30,967)	(6.1)%

For the Six Months Ended June 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$609,223	63.0%	$632,009	62.3%	$(22,786)	(3.6)%
Specialty Program	185,233	19.1%	192,010	18.9%	(6,777)	(3.5)%
Specialty Risk and Extended Warranty	172,691	17.9%	190,439	18.8%	(17,748)	(9.3)%
Total AmTrust Reinsurance	$967,147	100.0%	$1,014,458	100.0%	$(47,311)	(4.7)%

Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $3.3 million or 0.9% and decreased by $1.0 million or 0.2% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. Net loss and LAE ratios increased to 74.4% and 71.4% for the three and six months ended June 30, 2018 compared to 69.2% and 68.3% for the same periods in 2017, respectively.
During the three months ended June 30, 2018, the net loss and LAE ratio increased by 5.2 points compared to the same period in 2017 due to the following factors:

•
higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. Excluding prior year loss development, the net loss and LAE ratio for the three months ended June 30, 2018 would have been 68.4% compared to 63.4% for the same period in 2017; and

•
slightly offset by lower adverse prior year loss development which was $28.4 million during the three months ended June 30, 2018, compared to $29.4 million for the same period in 2017. The 2018 development was largely from Worker's Compensation and General Liability. The prior year loss development in 2017 was primarily due to non-program casualty, where elevated loss activity had been observed, as well as in European hospital liability where estimated loss ratios were adjusted for the most recent years in view of developing trends and economic factors.

During the six months ended June 30, 2018, the net loss and LAE ratio increased by 3.1 points compared to the same period in 2017 due to the following factors:

•
higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience. Excluding prior year loss development, the net loss and LAE ratio for the current period in 2018 would have been 67.6% compared to 64.3% for 2017; and

•
slightly offset by lower adverse prior year loss development which was $36.9 million during the six months ended June 30, 2018, compared to $39.7 million recorded in the same period in 2017. The adverse prior year loss development in 2018 was largely from Worker's Compensation and General Liability, with a smaller contribution from Commercial Auto Liability, primarily driven by accident years 2015 and 2016. The 2017 loss development was primarily related to non-program casualty, workers' compensation and European hospital liability lines of business.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses decreased by $10.3 million or 6.3% and $17.0 million or 5.2% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The commission and other acquisition expense ratio decreased to 32.1% for the three and six months ended June 30, 2018 compared to 32.2% for the same periods in 2017, respectively. The fluctuations in the ratios during the three and six months ended June 30, 2018 compared to the comparative periods in 2017 reflect the change in the mix of business. The commission ratio is also affected by the commission associated with the retrocession premium ceded during the three and six months ended June 30, 2018 compared to the same periods in 2017.
General and Administrative Expenses - General and administrative expenses slightly increased by $0.4 million or 63.0% and $0.5 million or 36.3% for the three and six months ended June 30, 2018 compared to the same periods in 2017, respectively. The general and administrative expense ratio increased slightly to 0.2% for the three and six months ended June 30, 2018 compared to 0.1% for the same periods in 2017, respectively. The overall expense ratio (including commission and other acquisition expenses) remained unchanged at 32.3% for the three and six months ended June 30, 2018 and 2017, respectively.

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
The table below summarizes our operating, investing and financing cash flows for the six months ended June 30, 2018 and 2017:

For the Six Months Ended June 30,	2018	2017
	($ in thousands)
Operating activities	$56,104	$223,547
Investing activities	22,200	54,270
Financing activities	(42,208)	7,553
Effect of exchange rate changes on foreign currency cash	(820)	2,391
Total increase in cash and cash equivalents (including restricted)	$35,276	$287,761
Cash Flows from Operating Activities
Cash flows provided by operating activities for the six months ended June 30, 2018 were $56.1 million compared to $223.5 million for the six months ended June 30, 2017, a 74.9% decrease. The decrease was primarily the result of a higher payment of losses and lower premiums written during the six months ended June 30, 2018 compared to the same period in 2017. Also, one large account in our US Diversified business was terminated and had a returned premium portfolio of $17.5 million during the first quarter of 2018.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. Net cash provided by investing activities was $22.2 million for the six months ended June 30, 2018 compared to $54.3 million for the same period in 2017. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. For the six months ended June 30, 2018, the proceeds from the sales, maturities and calls exceeded the purchases of fixed maturity securities by $23.3 million.
Cash Flows from Financing Activities
Cash flows used in financing activities were $42.2 million for the six months ended June 30, 2018 compared to cash flows provided by financing activities of $7.6 million for the same period in 2017. The cash outflow during the current period primarily relates to higher dividends paid to holders of preference shares of $5.0 million due to the issuance of Preference Shares Series D on June 15, 2017 and slightly lower dividends paid to holders of common shares of $1.0 million reflecting a lower number of common shares outstanding at June 30, 2018 compared to June 30, 2017 due to the repurchase of 3,667,134 common shares in the second half of 2017, which was made under the Company's authorized share repurchase program. The net cash inflow for the six months ended June 30, 2017 was due to the issuance of new preference shares with net proceeds of $145.1 million, which was partially used to redeem the 2012 senior note issuance of $100.0 million. The Company did not have any major capital transactions during the six months ended June 30, 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.
At June 30, 2018 and December 31, 2017, restricted cash and cash equivalents and fixed maturity investments used as collateral were $4.8 billion and $4.9 billion, respectively. This collateral represents 91.8% and 90.8% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at June 30, 2018 and December 31, 2017, respectively. The $78.1 million decrease was primarily attributable to the decrease in assets provided as collateral for the Diversified Reinsurance segment reflecting lower premiums written within the Casualty lines of business.

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
During the six months ended June 30, 2018, the yield on the 10-year U.S. Treasury bond increased by 45 basis points to 2.85%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The upward shift in the U.S. Treasury yield curve during the six months ended June 30, 2018 reflects a strengthening U.S. economy with an expansionary fiscal policy contributing to strong labor markets. These factors, along with an increased prospect of inflation has encouraged central banks to move away from monetary easing policy at a gradual pace.
The movement in the market values of our AFS fixed maturity portfolio was a net reduction of $114.1 million, primarily due to rising interest rates and widening credit spreads that have resulted in negative returns for U.S. corporate and agency bonds during the six months ended June 30, 2018. Please see "Liquidity and Capital Resources - Capital Resources" on page 57 for further information.
At June 30, 2018, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods.
In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At June 30, 2018 and December 31, 2017, these respective durations in years were as follows:

	June 30, 2018	December 31, 2017
Fixed maturities and cash and cash equivalents	4.5	4.4
Reserve for loss and LAE	3.7	3.6
During the six months ended June 30, 2018, the weighted average duration of our fixed maturity investment portfolio increased by 0.1 years to 4.5 years and the duration for reserve for loss and LAE increased by 0.1 years to 3.7 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS"). The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

June 30, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$8,610	$41	$(50)	$8,601	2.8%	2.1
U.S. agency bonds – mortgage-backed	2,026,165	2,658	(61,750)	1,967,073	2.9%	5.1
U.S. agency bonds – other	39,920	24	(622)	39,322	3.3%	3.3
Non-U.S. government and supranational bonds	25,038	151	(1,702)	23,487	3.1%	4.7
Asset-backed securities	332,188	1,029	(2,443)	330,774	4.0%	2.1
Corporate bonds	1,630,174	11,393	(46,462)	1,595,105	3.1%	4.8
Municipal bonds	2,500	48	—	2,548	4.2%	3.6
Total AFS fixed maturities	4,064,595	15,344	(113,029)	3,966,910	3.1%	4.7
HTM fixed maturities
Corporate bonds	979,018	6,131	(17,938)	967,211	3.7%	4.8
Municipal Bonds	60,126	—	(665)	59,461	3.2%	4.3
Total HTM fixed maturities	1,039,144	6,131	(18,603)	1,026,672	3.7%	4.7
Cash and cash equivalents	226,779	—	—	226,779	2.0%	0.0
Total	$5,330,518	$21,475	$(131,632)	$5,220,361	3.1%	4.5

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$60,711	$103	$(13)	$60,801	1.4%	0.2
U.S. agency bonds – mortgage-backed	2,026,305	8,074	(19,765)	2,014,614	2.9%	4.7
U.S. agency bonds – other	29,941	4	(163)	29,782	3.1%	8.5
Non-U.S. government and supranational bonds	33,381	231	(1,736)	31,876	2.7%	3.1
Asset-backed securities	317,544	4,065	(199)	321,410	4.0%	2.1
Corporate bonds	1,557,611	43,271	(17,571)	1,583,311	3.1%	5.0
Municipal bonds	2,500	76	—	2,576	4.2%	3.5
Total AFS fixed maturities	4,027,993	55,824	(39,447)	4,044,370	3.0%	4.4
HTM fixed maturities
Corporate bonds	1,037,464	28,694	(913)	1,065,245	3.6%	5.0
Municipal bonds	60,337	128	(84)	60,381	3.2%	4.8
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626	3.6%	5.0
Cash and cash equivalents	191,503	—	—	191,503	0.2%	0.0
Total	$5,317,297	$84,646	$(40,444)	$5,361,499	3.0%	4.4

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.
The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
($ in thousands)	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$10,697	$9,422	$91,054	$40,533
Due after one year through five years	646,888	357,489	582,583	333,003
Due after five years through ten years	1,010,399	671,172	1,009,652	724,265
Due after ten years	1,079	1,061	25,057	—
	1,669,063	1,039,144	1,708,346	1,097,801
U.S. agency bonds – mortgage-backed	1,967,073	—	2,014,614	—
Asset-backed securities	330,774	—	321,410	—
Total fixed maturities	$3,966,910	$1,039,144	$4,044,370	$1,097,801
At June 30, 2018, 98.0% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$206,632	10.3%	$241,238	11.8%
GNMA – variable rate	12,451	0.6%	—	—%
FNMA – fixed rate	979,169	48.8%	1,007,345	49.3%
FHLMC – fixed rate	768,821	38.3%	766,031	37.4%
Total U.S. agency bonds - mortgage-backed	1,967,073	98.0%	2,014,614	98.5%
U.S. agency bonds - fixed rate	39,322	2.0%	29,782	1.5%
Total U.S. agency bonds	$2,006,395	100.0%	$2,044,396	100.0%

The following table provides a summary of changes in fair value associated with our Agency MBS portfolio:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Agency MBS:	($ in thousands)		($ in thousands)
Beginning balance	$1,988,511	$1,671,475	$2,014,614	$1,716,038
Purchases	107,204	193,586	182,116	218,586
Sales, calls and paydowns	(117,310)	(74,410)	(178,384)	(139,118)
Net realized gains on sales – included in net income	(983)	(96)	(746)	(96)
Change in net unrealized losses – included in AOCI	(9,374)	6,057	(47,401)	2,404
Amortization of bond premium and discount	(975)	(1,000)	(3,126)	(2,202)
Ending balance	$1,967,073	$1,795,612	$1,967,073	$1,795,612
Our Agency MBS portfolio is 39.3% of our fixed maturity investments at June 30, 2018. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At June 30, 2018 and December 31, 2017, 98.7% and 99.0%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio.
The security holdings by sector and financial strength rating of our corporate bond holdings at June 30, 2018 and December 31, 2017 were as follows:

	Ratings(1)
June 30, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	0.8%	2.9%	0.6%	$110,741	4.3%
Communications	—%	0.9%	2.4%	5.2%	—%	217,843	8.5%
Consumer	—%	0.7%	11.9%	13.4%	0.8%	686,245	26.8%
Energy	—%	1.3%	3.9%	4.5%	0.6%	264,889	10.3%
Financial Institutions	1.3%	2.5%	25.9%	12.0%	—%	1,067,601	41.7%
Industrials	—%	—%	2.4%	2.4%	—%	122,637	4.8%
Technology	—%	0.6%	1.9%	0.6%	0.5%	92,360	3.6%
Total	1.3%	6.0%	49.2%	41.0%	2.5%	$2,562,316	100.0%

	Ratings(1)
December 31, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	1.5%	4.1%	0.6%	$165,197	6.2%
Communications	—%	0.6%	1.0%	5.9%	—%	197,932	7.5%
Consumer	—%	0.6%	12.4%	12.9%	—%	685,105	25.9%
Energy	—%	1.0%	3.9%	3.3%	0.8%	238,075	9.0%
Financial Institutions	1.4%	2.5%	24.2%	12.4%	—%	1,072,813	40.5%
Industrials	—%	—%	2.4%	3.3%	0.1%	151,259	5.8%
Technology	—%	1.2%	2.6%	0.8%	0.5%	138,175	5.1%
Total	1.4%	5.9%	48.0%	42.7%	2.0%	$2,648,556	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At June 30, 2018, the Company’s ten largest corporate holdings, 100.0% of which are U.S. dollar denominated and 78.9% of which are in the Financial Institutions sector, are carried at fair value and as a percentage of all fixed income securities were as follows:

June 30, 2018	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
Morgan Stanley, 4.00% Due 7/23/2025	$24,924	0.5%	BBB+
Australia and New Zealand Banking Group, 3.70% Due 11/16/2025	24,917	0.5%	AA-
Schlumberger Holdings Corporation, 4.00% Due 12/21/2025	24,916	0.5%	AA-
JP Morgan Chase & Co, 3.90% Due 7/15/2025	19,925	0.4%	A-
BNP Paribas, 5.00% Due 1/15/2021	19,862	0.4%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	19,772	0.4%	A-
Gilead Sciences Inc, 3.65% Due 3/1/2026	19,746	0.4%	A
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,370	0.4%	A+
The Allstate Corporation, 3.28%, Due 12/15/2026	19,213	0.3%	A-
Bank of Montreal, 2.35% Due 9/11/2022	19,143	0.3%	A+
Total	$211,788	4.1%

(1)	Ratings as assigned by S&P, or equivalent
At June 30, 2018 and December 31, 2017, respectively, we hold the following non-U.S. dollar denominated securities:

	June 30, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$418,077	94.9%	$434,963	93.4%
Non-U.S. government and supranational bonds	22,496	5.1%	30,899	6.6%
Total non-U.S. dollar denominated AFS securities	$440,573	100.0%	$465,862	100.0%
At June 30, 2018 and December 31, 2017, respectively, these non-U.S. securities are invested in the following currencies:

	June 30, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$375,224	85.2%	$398,680	85.6%
British Pound	42,115	9.6%	43,252	9.3%
Australian Dollar	14,288	3.2%	14,182	3.0%
Canadian Dollar	5,011	1.1%	5,254	1.1%
All other	3,935	0.9%	4,494	1.0%
Total non-U.S. dollar denominated AFS securities	$440,573	100.0%	$465,862	100.0%
The net decrease in non-U.S. denominated fixed maturities is primarily due to sales of euro-denominated corporate bonds during the six months ended June 30, 2018. At June 30, 2018 and December 31, 2017, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	June 30, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$32,748	7.8%	$37,719	8.7%
AA+, AA, AA-	35,430	8.5%	35,686	8.2%
A+, A, A-	183,060	43.8%	176,657	40.6%
BBB+, BBB, BBB-	161,536	38.6%	184,901	42.5%
BB+ or lower	5,303	1.3%	—	—%
Total non-U.S. dollar denominated corporate bonds	$418,077	100.0%	$434,963	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at June 30, 2018 and December 31, 2017, respectively.

Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017	Change	Change %
Reinsurance balances receivable, net	$467,646	$345,043	$122,603	35.5%
Deferred commission and other acquisition expenses, net	472,202	439,597	32,605	7.4%
Reserve for loss and LAE	3,653,303	3,547,248	106,055	3.0%
Unearned premiums	1,603,883	1,477,038	126,845	8.6%
The higher amount of reinsurance balances receivable, net, deferred commission and other acquisition expenses, net and unearned premiums as at June 30, 2018 compared to December 31, 2017 was due to the business underwritten by the Company, primarily in the Diversified Reinsurance segment, which generally incept at the beginning of the year. The reserve for loss and LAE increased due to higher loss ratio picks factoring in both market conditions and recent loss trends and experience as well as adverse prior year loss development recognized from both our operating segments.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the six months ended June 30, 2018, our total capital resources decreased by $126.4 million, or 8.5% compared to December 31, 2017. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months. The following table shows the movement in total capital resources at June 30, 2018 and December 31, 2017:

($ in thousands)	June 30, 2018	December 31, 2017	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	640,742	767,174	(126,432)	(16.5)%
Total Maiden shareholders' equity	1,105,742	1,232,174	(126,432)	(10.3)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$1,368,242	$1,494,674	$(126,432)	(8.5)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Common shareholders' equity at June 30, 2018 decreased by $126.4 million, or 10.3%, compared to December 31, 2017 primarily due to:

•
a net decrease in AOCI of $110.3 million which arose due to: 1) an increase in net unrealized losses on investment of $118.0 million resulting from the net decrease in our investment portfolio relating to market price movements due to rising interest rates and widening credit spreads during the six months ended June 30, 2018; and partially offset by 2) an increase in cumulative translation adjustments of $7.7 million due to the effect of the recent depreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities); and

•	dividends declared of $42.0 million related to the Company’s common and preferred shares.
These decreases were offset by:

•	net income attributable to Maiden of $24.9 million. Please see "Results of Operations - Net Income" on page 42 for a discussion of the Company’s net income for the six months ended June 30, 2018; and

•	net increase resulting from share based transactions of $1.0 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the six months ended June 30, 2018, the Company did not repurchase any common shares under its share repurchase authorization. At June 30, 2018, the Company has a remaining authorization of $74.9 million for share repurchases.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at June 30, 2018 and December 31, 2017.
Senior Notes
There were no changes in the Company’s Senior Notes at June 30, 2018 compared to December 31, 2017 and the Company did not enter into any short-term borrowing arrangements during the six months ended June 30, 2018. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 6. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.

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
Financial Strength Ratings
The Company's principal operating subsidiaries are rated A- (Excellent) with a negative outlook by A.M. Best Company ("A.M. Best"). The rating of A- (Excellent) is the fourth highest of sixteen rating levels provided by A.M. Best. There are no other changes in the Company's ratings as previously disclosed in the "Financial Strength Ratings" of the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. At June 30, 2018, there are no material changes to the Company’s contractual obligations as disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At June 30, 2018, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange gains amounted to $4.8 million and $2.4 million during the three and six months ended June 30, 2018, respectively, compared to net foreign exchange losses of $6.7 million and $8.6 million for the same periods in 2017, respectively.
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
Off-Balance Sheet Arrangements
At June 30, 2018, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At June 30, 2018, we had AFS fixed maturity securities with a fair value of $4.0 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at June 30, 2018 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at June 30, 2018:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$3,574,658	$(392,252)	(35.5)%
100 basis point increase	3,770,467	(196,443)	(17.8)%
No change	3,966,910	—	—%
100 basis point decrease	4,157,687	190,777	17.3%
200 basis point decrease	4,337,985	371,075	33.6%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2017. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at June 30, 2018 and December 31, 2017:

Ratings(1)	June 30, 2018	December 31, 2017
AA+ or better	46.2%	45.4%
AA, AA-, A+, A, A-	31.1%	31.5%
BBB+, BBB, BBB-	21.4%	22.1%
BB+ or lower	1.3%	1.0%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At June 30, 2018, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" on page 53), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.5% and 4.1% of the Company’s total fixed income securities, respectively.

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
The Company has exposure to credit risk as it relates to its reinsurance balances receivable and reinsurance recoverable on paid and unpaid losses. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay the principal pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets. Reinsurance balances receivable from the Company’s clients at June 30, 2018 were $467.6 million, including balances both currently due and accrued.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from clients against losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at June 30, 2018.
The Company requires its reinsurers to have adequate financial strength. The Company evaluates the financial condition of its reinsurers and monitors its concentration of credit risk on an ongoing basis. Provisions are made for amounts considered potentially uncollectible. The balance of reinsurance recoverable on unpaid losses was $109.8 million at June 30, 2018 compared to $117.6 million at December 31, 2017. At June 30, 2018, $31.8 million or 28.9% of the total reinsurance recoverable is receivable from one reinsurer which has a credit rating of A+ (December 31, 2017 - $40.0 million or 34.0% and with credit rating of A+). Furthermore, at June 30, 2018, $45.8 million or 41.7% (December 31, 2017 - $45.8 million or 39.0%) of these reinsurance recoverables relate to reinsurance claims from Superstorm Sandy. The table below summarizes the A.M. Best credit ratings of the Company's reinsurance counterparties at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
A or better	95.0%	98.6%
A-	1.0%	—%
B++ or worse	4.0%	1.4%
	100.0%	100.0%
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the six months ended June 30, 2018 and as at June 30, 2018, 6.8% of our net premiums written and 8.7% of our reserve for loss and LAE were transacted in euro, respectively.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At June 30, 2018, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $4.4 million and $8.8 million, respectively.

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

MAIDEN HOLDINGS, LTD.
By:
August 9, 2018		/s/ Arturo M. Raschbaum
Arturo M. Raschbaum President and Chief Executive Officer

/s/ Karen L. Schmitt
Karen L. Schmitt Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer