Form 10-Q
period 2018-09-30
Maiden Holdings, Ltd.
filed 2018-11-09
CIK 1412100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Yes ☐ No ☒

As of November 2, 2018, the number of the Registrant's Common Stock ($.01 par value) outstanding was 82,942,737.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of U.S. dollars, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Investments:
Fixed maturities, available-for-sale, at fair value (amortized cost 2018: $2,867,251; 2017: $2,699,297)	$2,781,553	$2,707,516
Fixed maturities, held-to-maturity, at amortized cost (fair value 2018: $1,019,741; 2017: $1,125,626)	1,032,885	1,097,801
Other investments, at fair value	22,586	6,600
Total investments	3,837,024	3,811,917
Cash and cash equivalents	94,578	54,470
Restricted cash and cash equivalents	169,996	94,905
Accrued investment income	29,658	28,798
Reinsurance balances receivable, net (includes $125,046 and $94,597 from related parties in 2018 and 2017, respectively)	161,436	72,494
Loan to related party	167,975	167,975
Deferred commission and other acquisition expenses (includes $396,799 and $379,395 from related parties in 2018 and 2017, respectively)	419,265	380,204
Other assets	41,083	131,608
Assets held for sale	1,615,486	1,901,818
Total assets	$6,536,501	$6,644,189
LIABILITIES
Reserve for loss and loss adjustment expenses (includes $2,749,601 and $2,337,096 from related parties in 2018 and 2017, respectively)	$2,851,685	$2,386,722
Unearned premiums (includes $1,223,736 and $1,170,397 from related parties in 2018 and 2017, respectively)	1,298,933	1,230,882
Accrued expenses and other liabilities	18,460	90,069
Senior notes - principal amount	262,500	262,500
Less: unamortized debt issuance costs	7,860	8,018
Senior notes, net	254,640	254,482
Liabilities held for sale	1,339,618	1,449,408
Total liabilities	5,763,336	5,411,563
Commitments and Contingencies
EQUITY
Preference shares	465,000	465,000
Common shares ($0.01 par value; 87,932,287 and 87,730,054 shares issued in 2018 and 2017, respectively; 82,942,737 and 82,974,895 shares outstanding in 2018 and 2017, respectively)	879	877
Additional paid-in capital	749,214	748,113
Accumulated other comprehensive (loss) income	(116,369)	13,354
(Accumulated deficit) retained earnings	(294,656)	35,472
Treasury shares, at cost (4,989,550 and 4,755,159 shares in 2018 and 2017, respectively)	(31,514)	(30,642)
Total Maiden shareholders’ equity	772,554	1,232,174
Noncontrolling interests in subsidiaries	611	452
Total equity	773,165	1,232,626
Total liabilities and equity	$6,536,501	$6,644,189

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(in thousands of U.S. dollars, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Gross premiums written	$484,494	$443,001	$1,629,347	$1,650,762
Net premiums written	$482,806	$432,677	$1,626,485	$1,603,414
Change in unearned premiums	37,271	24,601	(85,207)	(90,977)
Net premiums earned	520,077	457,278	1,541,278	1,512,437
Other insurance revenue	1,870	2,488	7,629	7,816
Net investment income	34,419	30,950	101,548	91,597
Net realized (losses) gains on investment	(225)	5,859	(282)	8,316
Total other-than-temporary impairment losses	(479)	—	(479)	—
Total revenues	555,662	496,575	1,649,694	1,620,166
Expenses
Net loss and loss adjustment expenses	600,296	370,847	1,323,503	1,090,608
Commission and other acquisition expenses	167,618	145,352	497,026	487,771
General and administrative expenses	18,936	15,439	48,343	38,161
Interest and amortization expenses	4,829	4,829	14,487	18,430
Accelerated amortization of senior note issuance cost	—	—	—	2,809
Foreign exchange losses (gains)	552	3,550	(1,862)	12,193
Total expenses	792,231	540,017	1,881,497	1,649,972
Loss from continuing operations before income taxes	(236,569)	(43,442)	(231,803)	(29,806)
Less: income tax (benefit) expense	(7,437)	1,704	(930)	(1,978)
Net loss from continuing operations	(229,132)	(45,146)	(230,873)	(27,828)
Loss from discontinued operations, net of income tax	(71,100)	(9,908)	(44,336)	(17,060)
Net loss	(300,232)	(55,054)	(275,209)	(44,888)
Add: net (income) loss from continuing operations attributable to noncontrolling interests	(62)	3	(180)	34
Net loss attributable to Maiden	(300,294)	(55,051)	(275,389)	(44,854)
Dividends on preference shares	(8,545)	(8,545)	(25,636)	(20,611)
Net loss attributable to Maiden common shareholders	$(308,839)	$(63,596)	$(301,025)	$(65,465)
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(2.86)	$(0.62)	$(3.09)	$(0.56)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	$(0.86)	$(0.12)	$(0.53)	$(0.20)
Basic and diluted loss per share attributable to Maiden common shareholders	$(3.72)	$(0.74)	$(3.62)	$(0.76)
Dividends declared per common share	$0.05	$0.15	$0.35	$0.45
Weighted average number of common shares - basic and diluted	83,089,172	85,859,201	83,085,441	86,256,481

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(in thousands of U.S. dollars)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(300,232)	$(55,054)	$(275,209)	$(44,888)
Other comprehensive (loss) income
Net unrealized holdings (losses) gains on available-for-sale fixed maturities arising during the period	(24,658)	25,019	(141,926)	68,798
Adjustment for reclassification of net realized losses (gains) recognized in net income	785	(3,650)	40	1,123
Foreign currency translation adjustment	4,458	(10,828)	12,123	(38,803)
Other comprehensive (loss) income, before tax	(19,415)	10,541	(129,763)	31,118
Income tax benefit (expense) related to components of other comprehensive income	2	(25)	19	5
Other comprehensive (loss) income, after tax	(19,413)	10,516	(129,744)	31,123
Comprehensive loss	(319,645)	(44,538)	(404,953)	(13,765)
Net (income) loss attributable to noncontrolling interests	(62)	3	(180)	34
Other comprehensive loss (income) attributable to noncontrolling interests	3	(12)	21	(41)
Comprehensive (income) loss attributable to noncontrolling interests	(59)	(9)	(159)	(7)
Comprehensive loss attributable to Maiden	$(319,704)	$(44,547)	$(405,112)	$(13,772)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2018	2017
Preference shares - Series A, C and D
Beginning balance	$465,000	$315,000
Issuance of Preference Shares – Series D	—	150,000
Ending balance	465,000	465,000
Common shares
Beginning balance	877	873
Exercise of options and issuance of shares	2	4
Ending balance	879	877
Additional paid-in capital
Beginning balance	748,113	749,256
Exercise of options and issuance of common shares	13	1,072
Share-based compensation expense	1,088	2,194
Issuance costs of Preference Shares - Series D	—	(5,058)
Ending balance	749,214	747,464
Accumulated other comprehensive (loss) income
Beginning balance	13,354	14,997
Change in net unrealized (losses) gains on investment	(141,867)	69,926
Foreign currency translation adjustment	12,144	(38,844)
Ending balance	(116,369)	46,079
(Accumulated deficit) retained earnings
Beginning balance	35,472	285,662
Net loss attributable to Maiden	(275,389)	(44,854)
Dividends on preference shares	(25,636)	(20,611)
Dividends on common shares	(29,103)	(38,687)
Ending balance	(294,656)	181,510
Treasury shares
Beginning balance	(30,642)	(4,991)
Shares repurchased	(872)	(14,912)
Ending balance	(31,514)	(19,903)
Noncontrolling interests in subsidiaries
Beginning balance	452	355
Net income (loss) attributable to noncontrolling interests	180	(34)
Foreign currency translation adjustment	(21)	41
Ending balance	611	362
Total equity	$773,165	$1,421,389

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

MAIDEN HOLDINGS, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands of U.S. dollars)

For the Nine Months Ended September 30,	2018	2017
Cash flows from operating activities
Net loss	$(275,209)	$(44,888)
Less: net loss from discontinued operations	44,336	17,060
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and share-based compensation	4,774	8,464
Net realized losses (gains) on investment	282	(8,316)
Total other-than-temporary impairment losses	479	—
Foreign exchange (gains) losses	(1,862)	12,193
Changes in assets – (increase) decrease:
Reinsurance balances receivable, net	(92,904)	(22,098)
Accrued investment income	(1,000)	1,124
Deferred commission and other acquisition expenses	(40,097)	(38,773)
Other assets	91,422	(22,804)
Changes in liabilities – increase (decrease):
Reserve for loss and loss adjustment expenses	481,227	325,221
Unearned premiums	72,200	94,489
Accrued expenses and other liabilities	(66,401)	6,877
Net cash provided by continuing operations	217,247	328,549
Net cash (used in) provided by discontinued operations	(54,624)	46,265
Net cash provided by operating activities	162,623	374,814
Cash flows from investing activities:
Purchases of fixed-maturities – available-for-sale	(517,839)	(538,429)
Purchases of other investments	(17,532)	(986)
Proceeds from sales of fixed-maturities – available-for-sale	185,089	116,306
Proceeds from maturities, paydowns and calls of fixed maturities – available-for-sale	196,275	224,940
Proceeds from maturities and calls of fixed maturities – held to maturity	62,018	20,744
Proceeds from sale and redemption of other investments	2,160	11,119
Other, net	(2,985)	(1,997)
Net cash used in investing activities for continuing operations	(92,814)	(168,303)
Net cash provided by (used in) investing activities for discontinued operations	119,965	(16,710)
Net cash provided by (used in) investing activities	27,151	(185,013)
Cash flows from financing activities:
Repurchase of common shares, net of issuance	(857)	(13,836)
Dividends paid – Maiden common shareholders	(37,400)	(38,935)
Dividends paid – preference shares	(25,636)	(20,611)
Preference shares, net of issuance costs	—	144,942
Redemption of 2012 senior notes	—	(100,000)
Net cash used in financing activities	(63,893)	(28,440)
Effect of exchange rate changes on foreign currency cash and cash equivalents	(1,131)	3,379
Net increase in cash and cash equivalents and restricted cash and cash equivalents	124,750	164,740
Cash and cash equivalents and restricted cash and cash equivalents, beginning of period	191,503	149,535
Cash and cash equivalents and restricted cash and cash equivalents, end of period	316,253	314,275
Less: cash and cash equivalents and restricted cash and cash equivalents of discontinued operations, end of period	(51,679)	(88,606)
Cash and cash equivalents and restricted cash and cash equivalents of continuing operations, end of period	$264,574	$225,669
Reconciliation of cash and cash equivalents, and restricted cash and cash equivalents reported within Condensed Consolidated Balance Sheets that sum to the total shown above:
Cash and cash equivalents, end of period	$94,578	$154,152
Restricted cash and cash equivalents, end of period	169,996	71,517
Total cash and cash equivalents and restricted cash and cash equivalents, end of period	$264,574	$225,669
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
These unaudited Condensed Consolidated Financial Statements, including these notes, should be read in conjunction with the Company's audited Consolidated Financial Statements, and related notes thereto, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. Certain prior year comparatives have been reclassified for 2017 to conform to the 2018 presentation including as discussed below. The effect of these reclassifications had no impact on previously reported shareholders' equity or net income (loss).

Discontinued Operations
As part of the strategic review initiated by the Company's Board of Directors earlier in 2018, during the third quarter of 2018, the Company made the strategic decision to divest its U.S. reinsurance treaty operations. Except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders. Please see “Note 8. Discontinued Operations" for additional information related to discontinued operations. All prior years presented in the Condensed Consolidated Financial Statements have been reclassified to conform to this new presentation.
Background
On August 29, 2018, the Company announced that it had entered into a Renewal Rights Agreement ("Renewal Rights"), dated as of August 29, 2018, with Transatlantic Reinsurance Company ("TransRe"), pursuant to which the Company agreed to sell, and TransRe agreed to purchase, Maiden Reinsurance North America, Inc.'s ("Maiden US") rights to: (i) renew Maiden US’s treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. The payment received for the sale of the Renewal Rights was $7,500 subject to potential additional amounts payable in the future in accordance with the agreement.
On August 31, 2018, the Company announced that its subsidiary, Maiden Holdings North America, Ltd. ("Maiden NA"), entered into a sale agreement ("Master Transaction Agreement") dated as of August 31, 2018, with Enstar Group Limited ("Enstar"), pursuant to which Maiden NA agreed to sell, and Enstar agreed to purchase Maiden NA’s subsidiary Maiden US. Pursuant to and subject to the terms of the Master Transaction Agreement:
(i)Maiden NA will sell, and Enstar will purchase, all of the share capital of Maiden US (the “Maiden US Sale”) for a price of $321,500, which is subject to certain closing adjustments;
(ii)Cavello Bay Reinsurance Limited ("Cavello"), Enstar’s Bermuda reinsurance affiliate, and Maiden Reinsurance Ltd. ("Maiden Bermuda"), the Company’s Bermuda reinsurance subsidiary, will enter into a novation agreement pursuant to which certain assets and liabilities associated with the Company’s U.S. treaty reinsurance business held by Maiden Bermuda will be novated for a ceding commission payable by Maiden Bermuda of $12,250;
(iii)Cavello and Maiden Bermuda will enter into a retrocession agreement pursuant to which certain assets and liabilities associated with the Motors Insurance business held by Maiden Bermuda will be retroceded to Cavello in exchange for a $1,750 ceding commission; and
(iv)Maiden Bermuda will provide Enstar with adverse loss reserve development cover up to a maximum of $25,000 when losses are more than $100,000 in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018, for no additional consideration.
The transactions contemplated by the Master Transaction Agreement are expected to close in the fourth quarter of 2018 subject to regulatory approvals and customary closing conditions. The Company’s current analysis indicates that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist. Should final analysis support such a conclusion, the Company expects to redeem all of the $152,500 2013 Senior Notes at that time pursuant to the terms of the underlying securities.
The assets and liabilities related to the sale of Maiden US were classified as held for sale in the Condensed Consolidated Balance Sheets as at September 30, 2018 and reclassified as held for sale as at December 31, 2017. The operations of the Company's U.S. reinsurance treaty business have been reported as discontinued operations in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017 since the Company has determined that the divestiture

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

1. Basis of Presentation (continued)
represents a strategic shift that will have a major effect on its ongoing operations and financial results and all of the held for sale criteria have been met. Please refer to "Note 8. Discontinued Operations" for additional information regarding the effect of the reclassifications on the Company's Condensed Consolidated Financial Statements.
Segments
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations noted above, the Company has revised the composition of its reportable segments. As described in more detail below under “Note 3. Segment Information”, the reportable segments include: (i) Diversified Reinsurance which consists of a portfolio of property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe; and (ii) AmTrust Reinsurance which includes all business ceded to the Company from subsidiaries of AmTrust Financial Services Inc. ("AmTrust"). In addition to these reportable segments, the results of operations of the former National General Holdings Corporation Quota Share ("NGHC Quota Share") segment is included in the "Other" category. All prior periods presented have been reclassified to conform to this new presentation.
For the three and nine months ended September 30, 2018, the Company's AmTrust Reinsurance segment accounted for 93.5% and 93.2%, respectively (2017 - 94.8% and 95.5%, respectively), of the Company's total consolidated gross premiums written.
2. Significant Accounting Policies
There have been no material changes to our significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:
Recently Adopted Accounting Standards Updates
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09 guidance that supersedes most existing revenue recognition guidance. The standard excludes from its scope the accounting for insurance contracts, leases, financial instruments, and certain other agreements that are governed under other GAAP guidance, but could affect the revenue recognition for certain of our other insurance revenue activities. This guidance is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company has adopted the guidance in ASU 2014-09 on January 1, 2018. Our analysis of revenues for the three and nine months ended September 30, 2018 indicates that substantially all of our revenues are from sources not within the scope of the standard. The Company generates an insignificant amount of fee income which is reported under other insurance revenue in the Condensed Consolidated Statements of Income and is within the scope of ASU 2014-09. The Company’s current accounting policy for this revenue is to recognize fee income as earned when the related services are performed which is consistent with the guidance in this ASU. Other insurance revenue is currently less than 1% of total revenues so the expanded disclosure requirements mandated by this ASU are not required or deemed relevant due to materiality. As substantially all of our revenue sources are not within the scope of the standard, the adoption of the standard did not have a material effect on our reported condensed consolidated financial condition, results of operations or cash flows.
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01 that will change how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. Under the new guidance, entities will have to measure many equity investments at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. This includes investments in partnerships, unincorporated joint ventures and limited liability companies that do not result in consolidation and are not accounted for under the equity method. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify today as available-for-sale ("AFS") in Accumulated Other Comprehensive Income ("AOCI"). The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this guidance on January 1, 2018 resulted in the recognition of $465 of net unrealized losses and $358 of net unrealized gains on our investments in limited partnerships within net income during the three and nine months ended September 30, 2018, respectively. Our investments in limited partnerships do not have a readily determinable fair value and therefore, the new guidance was adopted prospectively. Please refer to "Note 4. Investments (d) - Realized Gains on Investment" for additional information.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15 guidance to clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance amends Accounting Standards Codification ("ASC") 230 Statement of Cash Flows, a principles based requiring judgment to determine the appropriate classification of cash flow as operating, investing or financing activities which created diversity in how certain cash receipts and cash payments were classified. The new guidance

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
clarifies that if a receipt or payment has aspects of more than one class of cash flows and cannot be separated, the classification will depend on the predominant source or use. While the new guidance attempts to clarify how the predominance principle should be applied, judgment will still be required. The guidance is effective for public business entities for annual periods beginning after December 15, 2017 and interim periods therein. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The adoption of this guidance did not have any impact on the Company's results of operations, financial position or liquidity.
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
Recently Issued Accounting Standards Not Yet Adopted
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
Codification Improvements to Topic 842, Leases
In July 2018, the FASB issued ASU 2018-11 for targeted improvements related to Update 2016-02 which provides entities with an additional transition method to apply the new standard. Under the new optional transition method, an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Updates related to Topic 842 become effective for the Company during the first quarter of 2019 and will be applied using a modified retrospective approach. The Company intends to elect the new transition method permitted by ASU No. 2018-11.
The Company's future minimum lease payments, which represent minimum annual rental commitments excluding taxes, insurance and other operating costs for non-cancellable operating leases, and which will be subject to this new guidance, will be recorded on the Company's consolidated balance sheets as a lease liability with a corresponding right-of-use asset. However, under this guidance, the Company shall continue to recognize the related leasing expense within net income. Therefore, adoption of this standard will impact the Company’s consolidated balance sheets but is not expected to have a material impact on the Company’s results of operations or cash flows.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

2. Significant Accounting Policies (continued)
Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13 for changes to the disclosure framework related to Topic 820 which amends the disclosure requirements for fair value measurement. The following disclosure requirements were removed from Topic 820: (i) amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (ii) policy for timing of transfers between levels, and (iii) valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. The following disclosure requirements were added to Topic 820: (i) changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period; and (ii) range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.
The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. These amendments only impact disclosures made in "Note 5. Fair Value Measurements" therefore, the adoption of this standard will not impact the Company’s consolidated balance sheets, results of operations or cash flows.

3. Segment Information
The Company currently has two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. Our Diversified Reinsurance segment consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded to our wholly owned subsidiary, Maiden Bermuda, from AmTrust, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share. In addition to our reportable segments, the results of operations of the former NGHC Quota Share segment have been included in the "Other" category. Please refer to "Note 10. Related Party Transactions" for additional information.
As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations as discussed in "Note 1. Basis of Presentation" and "Note 8. Discontinued Operations", the Company has revised the composition of its reportable segments. Previously, the underwriting results associated with the discontinued operations of the Company's U.S. treaty reinsurance business were included within the Diversified Reinsurance segment and the operating results associated with the remnants of the U.S. excess and surplus business were included within the Other category. These are now excluded and all prior periods presented have been reclassified to conform to this new presentation.
The Company evaluates segment performance based on segment profit separately from the results of our investment portfolio. General and administrative expenses are allocated to the segments on an actual basis except salaries and benefits where management’s judgment is applied. The Company does not allocate general corporate expenses to the segments. In determining total assets by reportable segment, the Company identifies those assets that are attributable to a particular segment such as reinsurance balances receivable, deferred commission and other acquisition expenses, loans, restricted cash and cash equivalents and investments and reinsurance recoverable on paid and unpaid losses, unearned reinsurance premiums ceded and funds withheld receivable (presented as part of other assets in the Condensed Consolidated Balance Sheet). All remaining assets are allocated to Corporate.
The following tables summarize our reporting segment's underwriting results and the reconciliation of our reportable segments and Other category's underwriting results to our consolidated net loss from continuing operations:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended September 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$31,699	$452,795	$—	$484,494
Net premiums written	$31,291	$451,515	$—	$482,806
Net premiums earned	$28,784	$491,293	$—	$520,077
Other insurance revenue	1,870	—	—	1,870
Net loss and loss adjustment expenses ("loss and LAE")	(19,764)	(579,163)	(1,369)	(600,296)
Commission and other acquisition expenses	(8,961)	(158,657)	—	(167,618)
General and administrative expenses	(4,256)	(952)	—	(5,208)
Underwriting loss	$(2,327)	$(247,479)	$(1,369)	(251,175)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				34,194
Total other-than-temporary impairment losses				(479)
Interest and amortization expenses				(4,829)
Foreign exchange losses				(552)
Other general and administrative expenses				(13,728)
Income tax benefit				7,437
Net loss from continuing operations				$(229,132)

Net loss and LAE ratio(1)	64.5%	117.9%		115.0%
Commission and other acquisition expense ratio(2)	29.2%	32.3%		32.1%
General and administrative expense ratio(3)	13.9%	0.2%		3.6%
Expense ratio(4)	43.1%	32.5%		35.7%
Combined ratio(5)	107.6%	150.4%		150.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Three Months Ended September 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$22,982	$420,019	$—	$443,001
Net premiums written	$22,484	$410,193	$—	$432,677
Net premiums earned	$20,925	$436,353	$—	$457,278
Other insurance revenue	2,488	—	—	2,488
Net loss and LAE	(13,979)	(355,030)	(1,838)	(370,847)
Commission and other acquisition expenses	(6,702)	(138,650)	—	(145,352)
General and administrative expenses	(4,158)	(771)	—	(4,929)
Underwriting loss	$(1,426)	$(58,098)	$(1,838)	(61,362)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				36,809
Interest and amortization expenses				(4,829)
Foreign exchange losses				(3,550)
Other general and administrative expenses				(10,510)
Income tax expense				(1,704)
Net loss from continuing operations				$(45,146)

Net loss and LAE ratio(1)	59.7%	81.4%		80.6%
Commission and other acquisition expense ratio(2)	28.6%	31.7%		31.6%
General and administrative expense ratio(3)	17.8%	0.2%		3.4%
Expense ratio(4)	46.4%	31.9%		35.0%
Combined ratio(5)	106.1%	113.3%		115.6%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$111,139	$1,518,208	$—	$1,629,347
Net premiums written	$109,279	$1,517,206	$—	$1,626,485
Net premiums earned	$82,838	$1,458,440	$—	$1,541,278
Other insurance revenue	7,629	—	—	7,629
Net loss and LAE	(51,828)	(1,270,306)	(1,369)	(1,323,503)
Commission and other acquisition expenses	(28,261)	(468,765)	—	(497,026)
General and administrative expenses	(13,330)	(2,954)	—	(16,284)
Underwriting loss	$(2,952)	$(283,585)	$(1,369)	(287,906)
Reconciliation to net loss from continuing operations
Net investment income and realized losses on investment				101,266
Total other-than-temporary impairment losses				(479)
Interest and amortization expenses				(14,487)
Foreign exchange gains				1,862
Other general and administrative expenses				(32,059)
Income tax benefit				930
Net loss from continuing operations				$(230,873)

Net loss and LAE ratio(1)	57.3%	87.1%		85.5%
Commission and other acquisition expense ratio(2)	31.3%	32.1%		32.1%
General and administrative expense ratio(3)	14.7%	0.2%		3.1%
Expense ratio(4)	46.0%	32.3%		35.2%
Combined ratio(5)	103.3%	119.4%		120.7%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30, 2017	Diversified Reinsurance	AmTrust Reinsurance	Other	Total
Gross premiums written	$75,085	$1,575,677	$—	$1,650,762
Net premiums written	$73,434	$1,529,980	$—	$1,603,414
Net premiums earned	$61,626	$1,450,811	$—	$1,512,437
Other insurance revenue	7,816	—	—	7,816
Net loss and LAE	(41,548)	(1,047,222)	(1,838)	(1,090,608)
Commission and other acquisition expenses	(21,982)	(465,789)	—	(487,771)
General and administrative expenses	(11,831)	(2,240)	—	(14,071)
Underwriting loss	$(5,919)	$(64,440)	$(1,838)	(72,197)
Reconciliation to net loss from continuing operations
Net investment income and realized gains on investment				99,913
Interest and amortization expenses				(18,430)
Accelerated amortization of senior note issuance cost				(2,809)
Foreign exchange losses				(12,193)
Other general and administrative expenses				(24,090)
Income tax benefit				1,978
Net loss from continuing operations				$(27,828)

Net loss and LAE ratio(1)	59.8%	72.2%		71.7%
Commission and other acquisition expense ratio(2)	31.7%	32.1%		32.1%
General and administrative expense ratio(3)	17.0%	0.1%		2.5%
Expense ratio(4)	48.7%	32.2%		34.6%
Combined ratio(5)	108.5%	104.4%		106.3%

(1)	Calculated by dividing net loss and LAE by the sum of net premiums earned and other insurance revenue.

(2)	Calculated by dividing commission and other acquisition expenses by the sum of net premiums earned and other insurance revenue.

(3)	Calculated by dividing general and administrative expenses by the sum of net premiums earned and other insurance revenue.

(4)	Calculated by adding together the commission and other acquisition expense ratio and general and administrative expense ratio.

(5)	Calculated by adding together net loss and LAE ratio and the expense ratio.
The following tables summarize the financial position of our reportable segments including the reconciliation to our consolidated assets at September 30, 2018 and December 31, 2017:

September 30, 2018	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$180,676	$4,297,992	$4,478,668
Corporate assets	—	—	442,347
Assets held for sale	—	—	1,615,486
Total Assets	$180,676	$4,297,992	$6,536,501

December 31, 2017	Diversified Reinsurance	AmTrust Reinsurance	Total
Total assets - reportable segments	$167,638	$4,258,607	$4,426,245
Corporate assets	—	—	316,126
Assets held for sale	—	—	1,901,818
Total Assets	$167,638	$4,258,607	$6,644,189

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)
The following tables set forth financial information relating to net premiums written by major line of business and reportable segment for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$31,291	6.5%	$22,503	5.2%
Casualty	—	—%	(19)	—%
Total Diversified Reinsurance	31,291	6.5%	22,484	5.2%
AmTrust Reinsurance
Small Commercial Business	232,163	48.1%	295,499	68.3%
Specialty Program	94,077	19.5%	63,816	14.7%
Specialty Risk and Extended Warranty	125,275	25.9%	50,878	11.8%
Total AmTrust Reinsurance	451,515	93.5%	410,193	94.8%
Total Net Premiums Written	$482,806	100.0%	$432,677	100.0%

For the Nine Months Ended September 30,	2018		2017
Net premiums written	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$109,238	6.7%	$73,475	4.6%
Casualty	41	—%	(41)	—%
Total Diversified Reinsurance	109,279	6.7%	73,434	4.6%
AmTrust Reinsurance
Small Commercial Business	879,403	54.1%	1,028,905	64.2%
Specialty Program	286,404	17.6%	255,767	15.9%
Specialty Risk and Extended Warranty	351,399	21.6%	245,308	15.3%
Total AmTrust Reinsurance	1,517,206	93.3%	1,529,980	95.4%
Total Net Premiums Written	$1,626,485	100.0%	$1,603,414	100.0%
The following tables set forth financial information relating to net premiums earned by major line of business and reportable segment for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$28,784	5.5%	$20,943	4.6%
Casualty	—	—%	(18)	—%
Total Diversified Reinsurance	28,784	5.5%	20,925	4.6%
AmTrust Reinsurance
Small Commercial Business	273,456	52.6%	314,773	68.8%
Specialty Program	98,359	18.9%	59,143	12.9%
Specialty Risk and Extended Warranty	119,478	23.0%	62,437	13.7%
Total AmTrust Reinsurance	491,293	94.5%	436,353	95.4%
Total Net Premiums Earned	$520,077	100.0%	$457,278	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

3. Segment Information (continued)

For the Nine Months Ended September 30,	2018		2017
Net premiums earned	Total	% of Total	Total	% of Total
Diversified Reinsurance
International	$82,797	5.4%	$61,667	4.1%
Casualty	41	—%	(41)	—%
Total Diversified Reinsurance	82,838	5.4%	61,626	4.1%
AmTrust Reinsurance
Small Commercial Business	882,679	57.3%	946,782	62.6%
Specialty Program	283,592	18.4%	251,153	16.6%
Specialty Risk and Extended Warranty	292,169	18.9%	252,876	16.7%
Total AmTrust Reinsurance	1,458,440	94.6%	1,450,811	95.9%
Total Net Premiums Earned	$1,541,278	100.0%	$1,512,437	100.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments

a)	Fixed Maturities
The original or amortized cost, estimated fair value and gross unrealized gains and losses of fixed maturities at September 30, 2018 and December 31, 2017 are as follows:

September 30, 2018	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$125	$—	$(1)	$124
U.S. agency bonds – mortgage-backed	1,484,434	830	(58,068)	1,427,196
U.S. agency bonds – other	24,870	—	(1,180)	23,690
Non-U.S. government and supranational bonds	22,550	122	(1,827)	20,845
Asset-backed securities	226,652	552	(2,000)	225,204
Corporate bonds	1,108,620	8,834	(32,960)	1,084,494
Total AFS fixed maturities	2,867,251	10,338	(96,036)	2,781,553
Held-to-maturity ("HTM") fixed maturities:
Corporate bonds	974,947	6,103	(18,190)	962,860
Municipal bonds	57,938	—	(1,057)	56,881
Total HTM fixed maturities	1,032,885	6,103	(19,247)	1,019,741
Total fixed maturity investments	$3,900,136	$16,441	$(115,283)	$3,801,294

December 31, 2017	Original or amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
AFS fixed maturities:
U.S. treasury bonds	$35,093	$4	$—	$35,097
U.S. agency bonds – mortgage-backed	1,475,682	6,181	(13,723)	1,468,140
U.S. agency bonds – other	19,868	—	(149)	19,719
Non-U.S. government and supranational bonds	32,380	231	(1,713)	30,898
Asset-backed securities	225,015	3,457	(79)	228,393
Corporate bonds	911,259	28,423	(14,413)	925,269
Total AFS fixed maturities	2,699,297	38,296	(30,077)	2,707,516
HTM fixed maturities:
Corporate bonds	1,037,464	28,694	(913)	1,065,245
Municipal bonds	60,337	128	(84)	60,381
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626
Total fixed maturity investments	$3,797,098	$67,118	$(31,074)	$3,833,142

During the nine months ended September 30, 2018, we did not designate any additional fixed maturities as HTM. During 2017, we designated additional fixed maturities with a fair value of $391,934 as HTM reflecting our intent to hold these securities to maturity. The net unrealized holding gain of $4,313 as at the designation date continues to be reported in the carrying value of the HTM securities and is amortized through other comprehensive income over the remaining life of the securities using the effective yield method in a manner consistent with the amortization of any premium or discount.

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

	AFS fixed maturities		HTM fixed maturities
September 30, 2018	Amortized cost	Fair value	Amortized cost	Fair value
Maturity
Due in one year or less	$3,873	$3,522	$9,297	$9,289
Due after one year through five years	596,895	583,069	371,750	372,294
Due after five years through ten years	555,397	542,562	651,838	638,158
	1,156,165	1,129,153	1,032,885	1,019,741
U.S. agency bonds – mortgage-backed	1,484,434	1,427,196	—	—
Asset-backed securities	226,652	225,204	—	—
Total fixed maturities	$2,867,251	$2,781,553	$1,032,885	$1,019,741

The following tables summarize fixed maturities in an unrealized loss position and the aggregate fair value and gross unrealized loss by length of time the security has continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2018	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. treasury bonds	$124	$(1)	$—	$—	$124	$(1)
U.S. agency bonds – mortgage-backed	831,457	(25,160)	595,740	(32,908)	1,427,197	(58,068)
U.S. agency bonds – other	23,689	(1,180)	—	—	23,689	(1,180)
Non–U.S. government and supranational bonds	6,637	(148)	14,209	(1,679)	20,846	(1,827)
Asset-backed securities	221,300	(1,896)	3,904	(104)	225,204	(2,000)
Corporate bonds	1,793,528	(31,031)	253,825	(20,119)	2,047,353	(51,150)
Municipal bonds	56,882	(1,057)	—	—	56,882	(1,057)
Total temporarily impaired fixed maturities	$2,933,617	$(60,473)	$867,678	$(54,810)	$3,801,295	$(115,283)

At September 30, 2018, there were approximately 406 securities in an unrealized loss position with a fair value of $3,801,295 and unrealized losses of $115,283. Of these securities, there were 99 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $867,678 and unrealized losses of $54,810.

	Less than 12 Months		12 Months or More		Total
December 31, 2017	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturities
U.S. agency bonds – mortgage-backed	$632,142	$(5,299)	$327,339	$(8,424)	$959,481	$(13,723)
U.S. agency bonds – other	19,718	(149)	—	—	19,718	(149)
Non-U.S. government and supranational bonds	1,909	(2)	25,192	(1,711)	27,101	(1,713)
Asset-backed securities	12,408	(30)	3,017	(49)	15,425	(79)
Corporate bonds	161,661	(1,557)	290,592	(13,769)	452,253	(15,326)
Municipal bonds	39,492	(84)	—	—	39,492	(84)
Total temporarily impaired fixed maturities	$867,330	$(7,121)	$646,140	$(23,953)	$1,513,470	$(31,074)

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
At December 31, 2017, there were approximately 156 securities in an unrealized loss position with a fair value of $1,513,470 and unrealized losses of $31,074. Of these securities, there were 89 securities that have been in an unrealized loss position for 12 months or greater with a fair value of $646,140 and unrealized losses of $23,953.
Other-than-temporarily impaired ("OTTI")
The Company performs quarterly reviews of its fixed maturities in order to determine whether declines in fair value below the amortized cost basis were considered other-than-temporary in accordance with applicable guidance. At September 30, 2018, we have determined that the unrealized losses on fixed maturities were primarily due to interest rates rising as well as the impact of foreign exchange rate changes on certain foreign currency denominated AFS fixed maturities since their date of purchase. All fixed maturity securities in the investment portfolio continue to pay the expected coupon payments under the contractual terms of the securities. Any credit-related impairment related to fixed maturity securities that the Company does not plan to sell and for which the Company is not more likely than not to be required to sell is recognized in net earnings, with the non-credit related impairment recognized in comprehensive earnings. Based on our analysis, our fixed maturity portfolio is of high credit quality and we believe we will recover the amortized cost basis of our fixed maturity securities. We continually monitor the credit quality of our fixed maturity investments to assess if it is probable that we will receive our contractual or estimated cash flows in the form of principal and interest. For the three and nine months ended September 30, 2018, we recognized $479 in OTTI charges in earnings on one fixed maturity security. Comparatively, there were no OTTI losses recognized in earnings on the fixed maturity portfolio in the three and nine months ended September 30, 2017.
The following summarizes the credit ratings of our fixed maturities:

Ratings(1) at September 30, 2018	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$125	$124	—%
U.S. agency bonds	1,509,304	1,450,886	38.2%
AAA	166,512	163,099	4.3%
AA+, AA, AA-	174,111	169,207	4.4%
A+, A, A-	1,136,634	1,113,761	29.3%
BBB+, BBB, BBB-	851,348	839,940	22.1%
BB+ or lower	62,102	64,277	1.7%
Total fixed maturities	$3,900,136	$3,801,294	100.0%

Ratings(1) at December 31, 2017	Amortized cost	Fair value	% of Total fair value
U.S. treasury bonds	$35,093	$35,097	0.9%
U.S. agency bonds	1,495,550	1,487,859	38.8%
AAA	156,631	159,682	4.2%
AA+, AA, AA-	146,264	147,054	3.8%
A+, A, A-	1,089,230	1,106,430	28.9%
BBB+, BBB, BBB-	824,351	845,244	22.1%
BB+ or lower	49,979	51,776	1.3%
Total fixed maturities	$3,797,098	$3,833,142	100.0%

(1)	Based on Standard & Poor’s ("S&P"), or equivalent, ratings

b)	Other Investments
The table below shows our portfolio of other investments:

	September 30, 2018		December 31, 2017
	Fair value	% of Total fair value	Fair value	% of Total fair value
Investment in limited partnerships	$3,554	15.7%	$5,100	77.3%
Other	19,032	84.3%	1,500	22.7%
Total other investments	$22,586	100.0%	$6,600	100.0%

The Company has a remaining unfunded commitment on its investment in limited partnerships of approximately $414 at September 30, 2018 (December 31, 2017 - $306).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
The Company also has a remaining unfunded commitment on its other investments of approximately $7,468 at September 30, 2018. There were no such commitments outstanding at December 31, 2017.

c)	Net Investment Income
Net investment income was derived from the following sources:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Fixed maturities	$32,443	$30,496	$97,485	$91,954
Cash and cash equivalents	905	899	1,596	1,328
Loan to related party	1,658	913	4,651	2,441
Other	471	569	1,061	1,460
	35,477	32,877	104,793	97,183
Investment expenses	(1,058)	(1,927)	(3,245)	(5,586)
Net investment income	$34,419	$30,950	$101,548	$91,597

d)	Realized Gains (Losses) on Investment
Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method. The following provides an analysis of net realized gains on investment included in the Condensed Consolidated Statements of Income:

For the Three Months Ended September 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$40	$(558)	$(518)
Other investments	293	—	293
Net realized gains (losses) on investment	$333	$(558)	$(225)

For the Three Months Ended September 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$1,366	$(997)	$369
Other investments	5,490	—	5,490
Net realized gains (losses) on investment	$6,856	$(997)	$5,859

For the Nine Months Ended September 30, 2018	Gross gains	Gross losses	Net
AFS fixed maturities	$2,979	$(5,256)	$(2,277)
Other investments	1,995	—	1,995
Net realized gains (losses) on investment	$4,974	$(5,256)	$(282)

For the Nine Months Ended September 30, 2017	Gross gains	Gross losses	Net
AFS fixed maturities	$3,854	$(1,253)	$2,601
Other investments	5,715	—	5,715
Net realized gains (losses) on investment	$9,569	$(1,253)	$8,316

Proceeds from sales of AFS fixed maturities were $20,198 and $185,089 for the three and nine months ended September 30, 2018, respectively (2017 - $30,440 and $116,306, respectively).

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

4. Investments (continued)
Net unrealized (losses) gains on investments, including those allocated to discontinued operations and classified as held for sale, were as follows:

	September 30, 2018	December 31, 2017
Fixed maturities	$(119,919)	$20,586
Other investments	—	1,381
Total net unrealized (losses) gains	(119,919)	21,967
Deferred income tax	(59)	(78)
Net unrealized (losses) gains, net of deferred income tax	$(119,978)	$21,889
Change, net of deferred income tax	$(141,867)	$42,605
The portion of unrealized gains recognized in net income for the three and nine months ended September 30, 2018 and 2017 that are related to other investments still held at the end of the reporting period were as follows:

For the Three Months Ended September 30,	2018	2017
Net gains recognized in net income on other investments during the period	$293	$5,490
Net realized gains recognized on other investments divested during the period	(758)	(5,490)
Net unrealized losses recognized on other investments still held at end of period	$(465)	$—

For the Nine Months Ended September 30,	2018	2017
Net gains recognized in net income on other investments during the period	$1,995	$5,715
Net realized gains recognized on other investments divested during the period	(1,637)	(5,715)
Net unrealized gains recognized on other investments still held at end of period	$358	$—

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

	September 30, 2018	December 31, 2017
Restricted cash – third party agreements	$20,884	$21,889
Restricted cash – related party agreements	149,112	73,016
Total restricted cash	169,996	94,905
Restricted investments – in trust for third party agreements at fair value (amortized cost: 2018 – $75,279; 2017 – $212,507)	75,233	211,331
Restricted investments AFS – in trust for related party agreements at fair value (amortized cost: 2018 – $2,515,190; 2017 – $2,281,668)	2,447,970	2,294,367
Restricted investments HTM – in trust for related party agreements at fair value (amortized cost: 2018 – $1,032,885; 2017 – $1,097,801)	1,019,741	1,125,626
Total restricted investments	3,542,944	3,631,324
Total restricted cash and investments	$3,712,940	$3,726,229

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
ASC 825, "Disclosure About Fair Value of Financial Instruments", requires all entities to disclose the fair value of their financial instruments, both assets and liabilities recognized and not recognized in the balance sheet, for which it is practicable to estimate fair value. The following describes the valuation techniques used by the Company to determine the fair value of financial instruments held at September 30, 2018 and December 31, 2017.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)
Other investments — Includes unquoted investments comprised of investments in limited partnerships and other investments which includes investments in lending vehicles as well as investments in start-up insurance entities. The fair values of the limited partnerships are determined by the fund manager based on recent filings, operating results, balance sheet stability, growth and other business and market sector fundamentals. The fair value of these investments are measured using the NAV practical expedient and therefore have not been categorized within the fair value hierarchy. If there is a reporting lag between the current period end and reporting date of the latest available fund valuation, we estimate fair values by starting with the most recently available valuation and adjusting for return estimates as well as any subscriptions and distributions that took place during the current period. The fair value of the other investments, including those investments in lending vehicles and start-up insurance entities, was determined using recent private market transactions and as such, the fair value is included in the Level 3 fair value hierarchy.
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
At September 30, 2018 and December 31, 2017, we classified our financial instruments measured at fair value on a recurring basis in the following valuation hierarchy:

September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$124	$—	$—	$—	$124
U.S. agency bonds – mortgage-backed	—	1,427,196	—	—	1,427,196
U.S. agency bonds – other	—	23,690	—	—	23,690
Non-U.S. government and supranational bonds	—	20,845	—	—	20,845
Asset-backed securities	—	225,204	—	—	225,204
Corporate bonds	—	1,084,494	—	—	1,084,494
Other investments	—	—	19,032	3,554	22,586
Total	$124	$2,781,429	$19,032	$3,554	$2,804,139
As a percentage of total assets	—%	42.6%	0.3%	0.1%	43.0%

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

5. Fair Value of Financial Instruments (continued)

December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value Based on NAV Practical Expedient	Total Fair Value
AFS fixed maturities
U.S. treasury bonds	$35,097	$—	$—	$—	$35,097
U.S. agency bonds – mortgage-backed	—	1,468,140	—	—	1,468,140
U.S. agency bonds – other	—	19,719	—	—	19,719
Non-U.S. government and supranational bonds	—	30,898	—	—	30,898
Asset-backed securities	—	228,393	—	—	228,393
Corporate bonds	—	925,269	—	—	925,269
Other investments	—	—	1,500	5,100	6,600
Total	$35,097	$2,672,419	$1,500	$5,100	$2,714,116
As a percentage of total assets	0.5%	40.2%	—%	0.1%	40.8%

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
The Pricing Service was utilized to estimate fair value measurements for 100.0% and 99.8% of our fixed maturities at September 30, 2018 and December 31, 2017, respectively. The Pricing Service utilizes market quotations for fixed maturity securities that have quoted market prices in active markets. Since fixed maturities other than U.S. treasury bonds generally do not trade actively on a daily basis, the Pricing Service prepares estimates of fair value measurements using relevant market data, benchmark curves, sector groupings and matrix pricing and these have been classified as Level 2.
At December 31, 2017, 0.2% of the fixed maturities are valued using the market approach. Three securities or approximately $9,489 of Level 2 fixed maturities, were priced using a quotation from a broker and/or custodian as opposed to the Pricing Service due to lack of information available. At September 30, 2018 and December 31, 2017, we have not adjusted any pricing provided to us based on the review performed by our investment managers. There were no transfers between Level 1 and Level 2 and there were no transfers to or from Level 3 during the periods represented by these Condensed Consolidated Financial Statements.
(c) Level 3 Financial Instruments
At September 30, 2018, the Company has other investments of $19,032 (December 31, 2017 - $1,500) including investments in lending vehicles as well as investments in start-up insurance entities, the fair value of each was determined using recent private market transactions. Due to the significant unobservable inputs in these valuations, the Company includes the estimate of the fair value of these unquoted investments as Level 3. During the three and nine months ended September 30, 2018 and 2017, there have been no transfers into or out of Level 3.
(d) Financial Instruments not measured at Fair Value
The following table presents the fair value and carrying value or principal amount of the financial instruments not measured at fair value:

	September 30, 2018		December 31, 2017
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
HTM – corporate bonds	$974,947	$962,860	$1,037,464	$1,065,245
HTM – municipal bonds	57,938	56,881	60,337	60,381
Total financial assets	$1,032,885	$1,019,741	$1,097,801	$1,125,626

Financial Liabilities
Senior Notes - MHLA – 6.625%	$110,000	$75,812	$110,000	$101,200
Senior Notes - MHNC – 7.75%	152,500	124,135	152,500	149,029
Total financial liabilities	$262,500	$199,947	$262,500	$250,229

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

6. Goodwill and Intangible Assets
The goodwill and intangible assets are assigned to our Diversified Reinsurance segment. The following table shows the change in the carrying value of goodwill and intangible assets held:

	Goodwill	Intangible Assets	Total
December 31, 2016	$57,192	$20,523	$77,715
Amortization	—	(2,132)	(2,132)
December 31, 2017	$57,192	$18,391	$75,583
Amortization	—	(1,387)	(1,387)
Impairment losses	(57,192)	(17,004)	(74,196)
September 30, 2018	$—	$—	$—

The goodwill and intangible assets are subject to annual impairment testing on October 1 or when “triggering events” occur or circumstances change that could potentially reduce the fair value of a reporting unit below its carrying amount. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds the fair value.

The announced sale of our U.S. treaty reinsurance operations resulted in a triggering event and consequently during the three and nine months ended September 30, 2018, the Company has written off the remaining balance of goodwill and intangible assets. The goodwill and intangible assets were deemed to be permanently impaired due to the sale of the U.S. treaty reinsurance renewal rights and the anticipated sale of the U.S. Diversified Reinsurance business. Please refer to "Note 8. Discontinued Operations" for further details of this disposal. The Company recognized an impairment loss of $74,196 as a result of these dispositions, which is presented in the Condensed Consolidated Statements of Income as part of the loss from discontinued operations for the three and nine months ended September 30, 2018. No impairment was recorded during the same periods in 2017.

The following tables show the analysis of goodwill and intangible assets classified as held for sale at September 30, 2018 and December 31, 2017 (please refer to "Note 8. Discontinued Operations" for further details):

September 30, 2018	Gross	Accumulated Amortization	Accumulated Impairment	Net	Useful Life
Goodwill	$58,992	$—	$(58,992)	$—	Indefinite
State licenses	4,527	—	(4,527)	—	Indefinite
Customer relationships	51,400	(38,923)	(12,477)	—	15 years double declining
Net balance	$114,919	$(38,923)	$(75,996)	$—

December 31, 2017	Gross	Accumulated Amortization	Accumulated Impairment	Net	Useful Life
Goodwill	$58,992	$—	$(1,800)	$57,192	Indefinite
State licenses	4,527	—	—	4,527	Indefinite
Customer relationships	51,400	(37,536)	—	13,864	15 years double declining
Net balance	$114,919	$(37,536)	$(1,800)	$75,583

7. Long-Term Debt
Senior Notes
At September 30, 2018 and December 31, 2017, Maiden Holdings and its wholly owned subsidiary, Maiden NA, both have an outstanding public debt offering of senior notes, (the "Senior Notes"). The 2013 Senior Notes issued by the subsidiary are fully and unconditionally guaranteed by Maiden Holdings. The Senior Notes are unsecured and unsubordinated obligations of the Company. As discussed in "Note 1. Basis of Presentation", the transactions contemplated by the Master Transaction Agreement are expected to close in the fourth quarter of 2018 subject to regulatory approvals and customary closing conditions. The Company’s current analysis indicates that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist. Should final analysis support such a conclusion, the Company expects to redeem all of the $152,500 2013 Senior Notes at that time pursuant to the terms of the underlying securities.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

7. Long-Term Debt (continued)

The following table details the Company's Senior Notes issuances as of September 30, 2018 and December 31, 2017:

September 30, 2018	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,622	4,238	7,860
Carrying value	$106,378	$148,262	$254,640

December 31, 2017	2016 Senior Notes	2013 Senior Notes	Total
Principal amount	$110,000	$152,500	$262,500
Less: unamortized issuance costs	3,654	4,364	8,018
Carrying value	$106,346	$148,136	$254,482

Other details:
Original debt issuance costs	$3,715	$5,054
Maturity date	June 14, 2046	Dec 1, 2043
Earliest redeemable date (for cash)	June 14, 2021	Dec 1, 2018
Coupon rate	6.625%	7.75%
Effective interest rate	7.07%	8.04%

The interest expense incurred on the Senior Notes for the three and nine months ended September 30, 2018 was $4,776 and $14,329, respectively (2017 - $4,776 and $18,218, respectively) of which $1,342 was accrued at September 30, 2018 and December 31, 2017, respectively. The issuance costs related to the Senior Notes were capitalized and are being amortized over the life of the Senior Notes. The amount of amortization expense for the three and nine months ended September 30, 2018 was $53 and $158, respectively (2017 - $53 and $212, respectively).
On June 27, 2017, we fully redeemed all of the 2012 Senior Notes using a portion of the proceeds from the Preference Shares - Series D issuance as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017. The 2012 Senior Notes were redeemed at a redemption price equal to 100% of the principal amount of $100,000 plus accrued and unpaid interest on the principal amount being redeemed up to, but not including, the redemption date. As a result, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2,809 for the nine months ended September 30, 2017.

8. Discontinued Operations
Sale of U.S. Treaty Reinsurance operations
As described in "Note 1. Basis of Presentation", on August 29, 2018, the Company entered into a Renewal Rights transaction with TransRe. The Company continues to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, until those policies expire. Subsequently, on August 31, 2018, the Company entered into a Master Transaction Agreement with Enstar.
The Company estimated the fair value of the net assets held for sale to be based on the estimated selling price less costs to sell and was classified as Level 2 within the fair value hierarchy as of September 30, 2018. The classes of assets and liabilities to be sold and classified as held for sale as of September 30, 2018 and December 31, 2017 consist of the following:

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

8. Discontinued Operations (continued)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Fixed maturities, available-for-sale, at fair value	$1,153,793	$1,336,854
Cash and cash equivalents	16,723	13,449
Restricted cash and cash equivalents	34,956	28,679
Accrued investment income	6,575	6,195
Reinsurance balances receivable, net	227,454	272,549
Reinsurance recoverable on unpaid losses	75,197	92,728
Deferred commission and other acquisition expenses	50,532	59,393
Goodwill and intangible assets, net	—	75,583
Other assets	50,256	16,388
Total assets held for sale	$1,615,486	$1,901,818
LIABILITIES
Reserve for loss and loss adjustment expenses	$1,098,119	$1,160,526
Unearned premiums	224,794	246,156
Accrued expenses and other liabilities	16,705	42,726
Total liabilities held for sale	$1,339,618	$1,449,408

The following table summarizes the major classes of line items constituting the total loss from discontinued operations for the three and nine months ended September 30, 2018 and 2017, respectively, in which the results of operations of the discontinued operations are presented in the Condensed Consolidated Statements of Income:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Gross premiums written	$130,200	$187,971	$492,222	$608,835
Net premiums written	$128,398	$184,653	$479,640	$598,536
Net premiums earned	170,579	196,588	502,156	562,038
Net investment income	9,675	9,873	29,729	31,895
Net loss and loss adjustment expenses	(129,414)	(165,121)	(371,085)	(454,549)
Commission and other acquisition expenses	(44,158)	(48,110)	(122,109)	(137,759)
General and administrative expenses	(10,929)	(4,053)	(21,046)	(14,091)
Amortization of intangible assets	(462)	(533)	(1,387)	(1,599)
(Loss) income from discontinued operations before income taxes	(4,709)	(11,356)	16,258	(14,065)
Loss on disposal of discontinued operations	(66,697)	—	(66,697)	—
Income tax benefit (expense)	306	1,448	6,103	(2,995)
Loss from discontinued operations, net of income tax	$(71,100)	$(9,908)	$(44,336)	$(17,060)

The loss on disposal from discontinued operations for the three and nine months ended September 30, 2018 includes the impairment of goodwill and intangible assets of $74,196 that was recognized due to the sale of Maiden US partly offset by the proceeds of the sale of the Renewal Rights of $7,500. Please refer to "Note 6. Goodwill and Intangible Assets" for additional information regarding the Company's impairment of goodwill and intangible assets that was recognized during the three and nine months ended September 30, 2018.

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

	September 30, 2018	December 31, 2017
Reserve for reported loss and LAE	$1,577,494	$1,393,560
Reserve for losses incurred but not reported ("IBNR")	1,274,191	993,162
Reserve for loss and LAE	$2,851,685	$2,386,722
The following table represents a reconciliation of our beginning and ending gross and net loss and LAE reserves:

For the Nine Months Ended September 30,	2018	2017
Gross loss and LAE reserves, January 1	$2,386,722	$1,845,407
Less: reinsurance recoverable on unpaid losses, January 1	24,883	35,948
Net loss and LAE reserves, January 1	2,361,839	1,809,459
Net incurred losses related to:
Current year	1,073,052	979,416
Prior years	250,451	111,192
	1,323,503	1,090,608
Net paid losses related to:
Current year	(283,477)	(273,050)
Prior years	(555,718)	(501,799)
	(839,195)	(774,849)
Commuted recoverables	19,929	—
Effect of foreign exchange movements	(16,202)	48,622
Net loss and LAE reserves, September 30	2,849,874	2,173,840
Reinsurance recoverable on unpaid losses, September 30	1,811	45,643
Gross loss and LAE reserves, September 30	$2,851,685	$2,219,483

Effective July 1, 2018, Maiden Bermuda commuted its retrocessional quota share agreements with a highly rated global insurer which incepted on January 1, 2015.
Prior period development arises from changes to loss estimates recognized in the current year that relate to loss reserves in previous calendar years. The development reflects changes in management's best estimate of the ultimate losses under the relevant reinsurance policies after review of changes in actuarial assessments. During the three and nine months ended September 30, 2018, the Company recognized approximately $212,473 and $250,451, respectively (2017 - $64,044 and $111,192, respectively) of net adverse development in both the Diversified Reinsurance and AmTrust Reinsurance segments as well as in its run-off business.
In the Diversified Reinsurance segment, the adverse prior year loss development was $671 and $1,756, respectively for the three and nine months ended September 30, 2018 (2017 - $1,079 and $8,482, respectively) primarily due to adverse prior year loss development in facultative reinsurance run-off partially offset by favorable development in International Auto.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

9. Reserve for Loss and Loss Adjustment Expenses (continued)
In the AmTrust Reinsurance segment, the adverse prior year loss development was $210,433 and $247,326 for the three and nine months ended September 30, 2018, respectively (2017 - $61,127 and $100,872, respectively). The 2018 development was largely from Workers Compensation which represented nearly half of the adverse development and was primarily driven by accident years 2014 to 2017, and to a lesser extent, development in European hospital liability and Commercial Auto and General Liability lines of business. The development in 2017 was primarily due to Worker's Compensation, General liability as well as Commercial Auto liability lines of business for both Specialty Programs and Small Commercial Business where elevated loss activity had been observed.
Our Other category also incurred adverse prior year loss development of $1,369 for both the three and nine months ended September 30, 2018 (2017 - $1,838 and $1,838, respectively) due to increased reserves in the run-off of the NGHC Quota Share Reinsurance Agreement.
10. Related Party Transactions
The Founding Shareholders of the Company are Michael Karfunkel, George Karfunkel and Barry Zyskind. Michael Karfunkel passed away on April 27, 2016. Based on each individual's most recent public filing, Leah Karfunkel (wife of Michael Karfunkel) owns or controls approximately 8.2% of the outstanding shares of the Company and Barry Zyskind (the Company's non-executive chairman) owns or controls approximately 7.7% of the outstanding shares of the Company. George Karfunkel owns or controls less than 5.0% of the outstanding shares of the Company. Leah Karfunkel and George Karfunkel are directors of AmTrust, and Barry Zyskind is the president, chief executive officer and chairman of AmTrust. Leah Karfunkel, George Karfunkel and Barry Zyskind own or control approximately 44.0% of the outstanding shares of AmTrust. AmTrust owns 1.6% of the issued and outstanding shares of National General Holdings Corporation ("NGHC"), and Leah Karfunkel and the Michael Karfunkel 2005 Family Trust (which is controlled by Leah Karfunkel) owns 41.7% of the outstanding common shares of NGHC.
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
On July 1, 2016, the agreement was renewed through June 30, 2019. The agreement automatically renews for successive three-year periods thereafter unless AII or Maiden Bermuda elects to so terminate the Reinsurance Agreement by giving written notice to the other party not less than five months prior to July 1, 2019 or not less than nine months prior to the expiration of any successive three-year period. Either party is entitled to terminate on thirty days' notice or less upon the occurrence of certain early termination events, which include a default in payment, insolvency, change in control of AII or Maiden Bermuda, run-off, or a reduction of 50% or more of the shareholders' equity of Maiden Bermuda or the combined shareholders' equity of AII and the AmTrust subsidiaries. On August 8, 2018, the Company’s and AmTrust’s Board of Directors agreed to extend the renewal provision for the Quota Share Reinsurance Agreement between Maiden Bermuda and AII. The new written notice date for renewal of the agreement has been extended from September 30, 2018 to January 31, 2019.
Effective July 1, 2018, the amount AEL cedes to the Company was reduced to 20%.
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

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
The table below shows the effect of both of these quota share arrangements with AmTrust on the Company's results of operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Gross and net premiums written	$452,795	$420,019	$1,518,208	$1,575,677
Net premiums earned	491,613	451,372	1,472,614	1,492,948
Net loss and LAE	(579,240)	(364,574)	(1,275,723)	(1,080,480)
Commission expenses	(152,511)	(138,171)	(456,861)	(460,667)

Collateral provided to AmTrust
a) AmTrust Quota Share Reinsurance Agreement
In order to provide AmTrust's U.S. insurance subsidiaries with credit for reinsurance on their statutory financial statements, AII, as the direct reinsurer of the AmTrust's insurance subsidiaries, has established trust accounts ("Trust Accounts") for their benefit. Maiden Bermuda has agreed to provide appropriate collateral to secure its proportional share under the Reinsurance Agreement of AII's obligations to the AmTrust subsidiaries to whom AII is required to provide collateral. This collateral may be in the form of (a) assets loaned by Maiden Bermuda to AII for deposit into the Trust Accounts, pursuant to a loan agreement between those parties, (b) assets transferred by Maiden Bermuda for deposit into the Trust Accounts, (c) a letter of credit obtained by Maiden Bermuda and delivered to an AmTrust subsidiary on AII's behalf, or (d) premiums withheld by an AmTrust subsidiary at Maiden Bermuda's request in lieu of remitting such premiums to AII. Maiden Bermuda may provide any or a combination of these forms of collateral, provided that the aggregate value thereof equals Maiden Bermuda's proportionate share of its obligations under the Reinsurance Agreement with AII. Maiden Bermuda satisfied its collateral requirements under the Reinsurance Agreement with AII as follows:
•by lending funds in the amount of $167,975 at September 30, 2018 and December 31, 2017 pursuant to a loan agreement entered into between those parties. Advances under the loan, are secured by promissory notes. Effective December 18, 2017, the maturity date with respect to each advance shall be the earliest of (i) June 30, 2019, (ii) such time as there are no remaining obligations due to AmTrust under the Reinsurance Agreement in respect of which such advance was originally made or (iii) such time as AII is no longer required to secure its proportionate share of such obligations. This loan was assigned by AII to AmTrust effective December 31, 2014 and is carried at cost. Effective December 18, 2017, interest is payable at a rate equivalent to the Federal Funds Effective Rate ("Fed Funds") plus 200 basis points per annum. Prior to that date, the interest was payable at a rate equivalent to the one-month LIBOR plus 90 basis points per annum; and
•effective December 1, 2008, the Company entered into a Reinsurer Trust Assets Collateral agreement to provide to AII sufficient collateral to secure its proportional share of AII's obligations to the U.S. AmTrust subsidiaries. The amount of the collateral at September 30, 2018 was approximately $3,351,365 (December 31, 2017 - $3,328,757) and the accrued interest was $22,391 (December 31, 2017 - $20,830). Please refer to "Note 4. (e) Investments" for additional information.
b) European Hospital Liability Quota Share
AEL requested that Maiden Bermuda provide collateral to secure its proportional share under the European Hospital Liability Quota Share agreement. Please refer to "Note 4. (e) Investments" for additional information.
Brokerage Agreement
Effective July 1, 2007, the Company entered into a reinsurance brokerage agreement with AII Reinsurance Broker Ltd. ("AIIB"), a wholly owned subsidiary of AmTrust. Pursuant to the brokerage agreement, AIIB provides brokerage services relating to the Reinsurance Agreement and the European Hospital Liability Quota Share agreement for a fee equal to 1.25% of the premium assumed. AIIB is not the Company's exclusive broker. The agreement may be terminated upon 30 days written notice by either party. Maiden Bermuda recorded approximately $6,145 and $18,408 of reinsurance brokerage expense for the three and nine months ended September 30, 2018, respectively (2017 - $5,642 and $18,662, respectively) and deferred reinsurance brokerage of $15,297 at September 30, 2018 (December 31, 2017 - $14,741) as a result of this agreement.
Asset Management Agreement
Effective July 1, 2007, the Company entered into an asset management agreement with AII Insurance Management Limited ("AIIM"), a wholly owned subsidiary of AmTrust, pursuant to which AIIM has agreed to provide investment management services to the Company. Effective January 1, 2018, AIIM provides investment management services for a quarterly fee of 0.02125% of the average value of the account. Prior to that date, the fee was payable at a rate of 0.0375%. The agreement may be terminated upon 30 days written notice by either party. The Company recorded approximately $1,055 and $3,137 of investment management fees for the three and nine months ended September 30, 2018, respectively (2017 - $1,927 and $5,586, respectively) as a result of this agreement.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

10. Related Party Transactions (continued)
Other
The Company entered into time sharing agreements for the lease of aircraft owned by AmTrust Underwriters, Inc. ("AUI"), a wholly owned subsidiary of AmTrust, and by AmTrust on March 1, 2011 and November 5, 2014, respectively. The agreements automatically renew for successive one-year terms unless terminated in accordance with the provisions of the agreements. Pursuant to the agreements, the Company will reimburse AUI and AmTrust for actual expenses incurred as allowed by Federal Aviation Regulations. For the three and nine months ended September 30, 2018, the Company recorded an expense of $21 and $54, respectively (2017 - $0 and $39, respectively) for the use of the aircraft.
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
11. Commitments and Contingencies

a)	Concentrations of Credit Risk
At September 30, 2018 and December 31, 2017, the Company’s assets where significant concentrations of credit risk may exist include investments, cash and cash equivalents, loan to related party, reinsurance balances receivable and reinsurance recoverable on unpaid losses (presented as part of other assets in the Condensed Consolidated Balance Sheet).
The Company's reinsurance recoverable on unpaid losses balance at September 30, 2018 was $1,811 (December 31, 2017 - $24,883). At September 30, 2018, 94.6% (December 31, 2017 - 99.5%) of the reinsurance recoverable on unpaid losses was due from reinsurers and retrocessionaires with credit ratings from A.M Best of A+ or better. At September 30, 2018 and December 31, 2017, the Company had no valuation allowance against reinsurance recoverable on unpaid losses.
The Company manages concentration of credit risk in the investment portfolio through issuer and sector exposure limitations. The Company believes it bears minimal credit risk in its cash on deposit. The Company also monitors the credit risk related to the loan to related party and its reinsurance balances receivable. To mitigate credit risk, we generally have a contractual right of offset thereby allowing us to settle claims net of any premiums or loan receivable. The Company believes these balances as at September 30, 2018 will be fully collectible.

b)	Concentrations of Revenue
During the three and nine months ended September 30, 2018, our gross premiums written from AmTrust accounted for $452,795 or 93.5% and $1,518,208 or 93.2%, respectively, of our total gross premiums written (2017 – $420,019 or 94.8% and $1,575,677 or 95.5%, respectively).

c)	Dividends Declared
On August 8, 2018, the Company's Board of Directors authorized the following quarterly dividend:

	Dividend per Share	Payable on:	Record date:
Common shares	$0.05	October 15, 2018	October 1, 2018

d)	Redemption of 2013 Senior Notes
As discussed in "Note 1. Basis of Presentation", the transactions contemplated by the Master Transaction Agreement are expected to close in the fourth quarter of 2018 subject to regulatory approvals and customary closing conditions. The Company's current analysis indicates that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist. Should final analysis support such a conclusion, the Company expects to redeem all of the $152,500 2013 Senior Notes at that time pursuant to the terms of the underlying securities.

e)	Legal Proceedings
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
12. Earnings per Common Share
The following is a summary of the elements used in calculating basic and diluted earnings per common share:

For the Three Months Ended September 30,	2018	2017
Numerator:
Net loss from continuing operations	$(229,132)	$(45,146)
Add: net (income) loss from continuing operations attributable to noncontrolling interests	(62)	3
Net loss attributable to Maiden from continuing operations	(229,194)	(45,143)
Loss from discontinued operations, net of income tax expense	(71,100)	(9,908)
Net loss attributable to Maiden	(300,294)	(55,051)
Dividends on preference shares – Series A, C and D	(8,545)	(8,545)
Amount allocated to participating common shareholders(1)	(8)	(6)
Net loss allocated to Maiden common shareholders	$(308,847)	$(63,602)
Denominator:
Weighted average number of common shares – basic and diluted	83,089,172	85,859,201
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(2.86)	$(0.62)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	(0.86)	(0.12)
Basic and diluted loss per share attributable to Maiden common shareholders:	$(3.72)	$(0.74)

For the Nine Months Ended September 30,	2018	2017
Numerator:
Net loss from continuing operations	$(230,873)	$(27,828)
Add: net (income) loss from continuing operations attributable to noncontrolling interests	(180)	34
Net loss attributable to Maiden from continuing operations	(231,053)	(27,794)
Loss from discontinued operations, net of income tax expense	(44,336)	(17,060)
Net loss attributable to Maiden	(275,389)	(44,854)
Dividends on preference shares – Series A, C and D	(25,636)	(20,611)
Amount allocated to participating common shareholders(1)	(17)	(17)
Net loss allocated to Maiden common shareholders	$(301,042)	$(65,482)
Denominator:
Weighted average number of common shares – basic and diluted	83,085,441	86,256,481
Basic and diluted loss from continuing operations per share attributable to Maiden common shareholders	$(3.09)	$(0.56)
Basic and diluted loss from discontinued operations per share attributable to Maiden common shareholders	(0.53)	(0.20)
Basic and diluted loss per share attributable to Maiden common shareholders:	$(3.62)	$(0.76)

(1)	This represents earnings allocated to the holders of non-vested restricted shares issued to the Company's employees under the 2007 Share Incentive Plan.

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Shareholders' Equity

a)	Common Shares
At September 30, 2018, the aggregate authorized share capital of the Company is 150,000,000 shares from which the Company has issued 87,932,287 common shares, of which 82,942,737 common shares are outstanding, and 18,600,000 preference shares, all of which are outstanding. The remaining 43,467,713 are undesignated at September 30, 2018. For further discussion on the components of Shareholders' Equity, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

b)	Treasury Shares
During the nine months ended September 30, 2018, the Company repurchased a total of 29,391 (2017 - 38,122) shares at an average price per share of $6.57 (2017 - $15.06) from employees, which represent withholdings in respect of tax obligations on the vesting of restricted shares and performance based shares.
During the three and nine months ended September 30, 2018, 205,000 shares (2017 - 2,015,700) were repurchased on the open market at an average price per share of $3.31 (2017- $7.11) under the Company's share repurchase plan which has a remaining authorization of $74,245 at September 30, 2018 (December 31, 2017 - $74,924).

c)	Accumulated Other Comprehensive (Loss) Income
The following tables set forth financial information regarding the changes in the balances of each component of AOCI:

For the Three Months Ended September 30, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(96,107)	$(918)	$(97,025)
Other comprehensive (loss) income before reclassifications	(24,656)	4,458	(20,198)
Amounts reclassified from AOCI to net income, net of tax	785	—	785
Net current period other comprehensive (loss) income	(23,871)	4,458	(19,413)
Ending balance	(119,978)	3,540	(116,438)
Less: AOCI attributable to noncontrolling interest	—	(69)	(69)
Ending balance, Maiden shareholders	$(119,978)	$3,609	$(116,369)

For the Three Months Ended September 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$27,866	$7,629	$35,495
Other comprehensive income (loss) before reclassifications	24,994	(10,828)	14,166
Amounts reclassified from AOCI to net income, net of tax	(3,650)	—	(3,650)
Net current period other comprehensive income (loss)	21,344	(10,828)	10,516
Ending balance	49,210	(3,199)	46,011
Less: AOCI attributable to noncontrolling interest	—	(68)	(68)
Ending balance, Maiden shareholders	$49,210	$(3,131)	$46,079

MAIDEN HOLDINGS, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(in thousands of U.S. dollars, except share and per share data)

13. Shareholders' Equity (continued)

For the Nine Months Ended September 30, 2018	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$21,889	$(8,583)	$13,306
Other comprehensive (loss) income before reclassifications	(141,907)	12,123	(129,784)
Amounts reclassified from AOCI to net income, net of tax	40	—	40
Net current period other comprehensive (loss) income	(141,867)	12,123	(129,744)
Ending balance	(119,978)	3,540	(116,438)
Less: AOCI attributable to noncontrolling interest	—	(69)	(69)
Ending balance, Maiden shareholders	$(119,978)	$3,609	$(116,369)

For the Nine Months Ended September 30, 2017	Change in net unrealized gains on investment	Foreign currency translation adjustments	Total
Beginning balance	$(20,716)	$35,604	$14,888
Other comprehensive income (loss) before reclassifications	68,803	(38,803)	30,000
Amounts reclassified from AOCI to net income, net of tax	1,123	—	1,123
Net current period other comprehensive income (loss)	69,926	(38,803)	31,123
Ending balance	49,210	(3,199)	46,011
Less: AOCI attributable to noncontrolling interest	—	(68)	(68)
Ending balance, Maiden shareholders	$49,210	$(3,131)	$46,079

14. Subsequent Events
On November 9, 2018, the Company signed an agreement ("Enstar Master Agreement") with Enstar, pursuant to which, an Enstar subsidiary would enter into a retrocession agreement to effect a loss portfolio transfer in which the Enstar subsidiary would assume all of the liabilities for loss reserves as of June 30, 2018 associated with the quota share reinsurance agreements that Maiden Bermuda has with AmTrust or its subsidiaries. Enstar will assume $2,675,000 of net loss and loss adjustment expense reserves upon closing, subject to adjustment for paid losses since June 30, 2018. The transaction is subject to regulatory approvals and other closing conditions.
Both of the Company’s current quota share reinsurance contracts with AmTrust remain in-force. As previously disclosed in "Note 10. Related Party Transactions", the Company and AmTrust have mutually agreed to extend the notice period of non-renewal for the current Master Agreement until January 31, 2019.

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
Our Board of Directors initiated a review of strategic alternatives earlier this year to evaluate ways to increase shareholder value as a result of continuing higher than targeted combined ratios and lower returns on equity than planned.
On August 29, 2018, we entered into a Renewal Rights Agreement (“Renewal Rights”), with Transatlantic Reinsurance Company ("TransRe"), pursuant to which we agreed to sell, and TransRe agreed to purchase, Maiden Reinsurance North America, Inc.'s ("Maiden US") rights to: (i) renew its treaty reinsurance agreements upon their expiration or cancellation, (ii) solicit renewals of and replacement coverages for the treaty reinsurance agreements and (iii) replicate and use the products and contract forms used in Maiden US’s business. The sale was consummated on August 29, 2018. We continue to earn premiums and remain liable for losses occurring subsequent to August 29, 2018 for any policies in force prior to and as of August 29, 2018, until those policies expire. The payment received for sale of the Renewal Rights was $7.5 million, subject to further increases in accordance with the agreement.
On August 31, 2018, we entered into a sale agreement (the “Master Transaction Agreement”), with Enstar Group Limited ("Enstar"), pursuant to which Maiden Holdings North America, Ltd. ("Maiden NA") will sell, and Enstar will purchase, all of the capital stock of our subsidiary Maiden US, the entity that conducts our U.S. reinsurance business. Maiden Reinsurance Ltd. ("Maiden Bermuda") will enter into a novation agreement and a retrocession agreement pursuant to which certain assets and liabilities associated with the U.S. treaty reinsurance business held by Maiden Bermuda will be novated or retroceded to Cavello Bay Reinsurance Limited (“Cavello”), Enstar’s Bermuda reinsurance affiliate in exchange for a ceding commission of $14.0 million, and (iii) Maiden Bermuda will provide Enstar with a reinsurance cover for adverse reinsurance cover for loss reserve development up to a maximum of $25,000 when losses are more than $100,000 in excess of the net loss and loss adjustment expenses recorded as of June 30, 2018. The purchase price for the Maiden US Sale is $321.5 million payable in cash, which amount is gross of the ceding commission referred to above and subject to certain closing adjustments. The transactions contemplated by the Master Transaction Agreement are expected to close in the fourth quarter of 2018 subject to regulatory approvals and customary closing conditions. The Company’s current analysis indicates that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist. Should final analysis support such a conclusion, the Company expects to redeem all of the $152.5 million 2013 Senior Notes at that time pursuant to the terms of the underlying securities.
As a result of the above decision to divest all of our U.S. reinsurance treaty operations, these operations are now classified as discontinued operations, and except as explicitly described as held for sale or as discontinued operations, and unless otherwise noted, all discussions and amounts presented herein relate to the Company's continuing operations, except for net loss, net loss attributable to Maiden and net loss attributable to Maiden common shareholders.
While the transactions contemplated by the Master Transaction Agreement have significantly reduced revenues in our Diversified Reinsurance segment, we expect to continue to pursue our international reinsurance solutions written through Maiden Bermuda and in our AmTrust Reinsurance segment, also through Maiden Bermuda. The current AmTrust Financial Services, Inc. ("AmTrust") reinsurance agreements expire on March 31, 2019 and June 30, 2019, respectively, and are subject to renewal negotiations between AmTrust and us.
We continue to provide reinsurance in Europe through our wholly owned subsidiary, Maiden Bermuda. Internationally, we continue to provide insurance sales and distribution services through Maiden Global Holdings, Ltd. ("Maiden Global") and its subsidiaries. Maiden Global primarily focuses on providing branded auto and credit life insurance products through insurer partners to retail clients in the European Union ("EU") and other global markets. These products also produce reinsurance programs which are underwritten by Maiden Bermuda. Certain international credit life business is written on a primary basis by Maiden Life Försäkrings AB ("Maiden LF").
Our principal operating subsidiaries, Maiden Bermuda and Maiden US, each currently has a financial strength rating of "A-" (Excellent, the fourth highest out of sixteen rating levels) with a negative outlook by A.M. Best Company ("A.M. Best"). Our common shares trade on the NASDAQ Global Select Market ("NASDAQ") under the symbol "MHLD".
Our business consists of two reportable segments: Diversified Reinsurance and AmTrust Reinsurance. As a result of the strategic decision to divest all of the Company's U.S. treaty reinsurance operations as discussed above, the Company has revised the composition of its reportable segments. Our Diversified Reinsurance segment now only consists of a portfolio of predominantly property and casualty reinsurance business focusing on regional and specialty property and casualty insurance companies located primarily in Europe. Our AmTrust Reinsurance segment includes all business ceded by AmTrust to Maiden Bermuda, primarily the AmTrust Quota Share and the European Hospital Liability Quota Share.
On November 9, 2018, the Company signed an agreement ("Enstar Master Agreement") with Enstar, pursuant to which, an Enstar subsidiary would enter into a retrocession agreement to effect a loss portfolio transfer in which the Enstar subsidiary would assume all of the liabilities for loss reserves as of June 30, 2018 associated with the quota share reinsurance agreements that Maiden Bermuda has with AmTrust or its subsidiaries. Enstar will assume $2.675 billion of net loss and loss adjustment expense reserves upon closing, subject to adjustment for paid losses since June 30, 2018. The transaction is subject to regulatory approvals and other closing conditions.

Both of the Company’s current quota share reinsurance contracts with AmTrust remain in-force. As previously disclosed, the Company and AmTrust have mutually agreed to extend the notice period of non-renewal for the current Master Agreement until January 31, 2019.
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
Three and Nine Months Ended September 30, 2018 and 2017 Financial Highlights

For the Three Months Ended September 30,	2018	2017	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss	$(300,232)	$(55,054)	$(245,178)
Net loss attributable to Maiden common shareholders	(308,839)	(63,596)	(245,243)
Non-GAAP operating loss(1)	(235,114)	(54,159)	(180,955)
Basic and diluted loss per common share(9):
Net loss attributable to Maiden common shareholders(2)	(3.72)	(0.74)	(2.98)
Non-GAAP operating loss attributable to Maiden common shareholders(1)	(2.83)	(0.63)	(2.20)
Dividends per common share	0.05	0.15	(0.10)
Gross premiums written	484,494	443,001	41,493
Net premiums earned	520,077	457,278	62,799
Underwriting loss(1)(3)	(251,175)	(61,362)	(189,813)
Net investment income	34,419	30,950	3,469
Combined ratio(4)	150.7%	115.6%	35.1
Annualized non-GAAP operating return on average common shareholders' equity(1)	(196.7)%	(21.6)%	(175.1)

For the Nine Months Ended September 30,	2018	2017	Change
Summary Consolidated Statement of Income Data:	($ in thousands except per share data)
Net loss	$(275,209)	$(44,888)	$(230,321)
Net loss attributable to Maiden common shareholders	(301,025)	(65,465)	(235,560)
Non-GAAP operating loss(1)	(256,421)	(39,881)	(216,540)
Basic and diluted loss per common share(9):
Net loss attributable to Maiden common shareholders(2)	(3.62)	(0.76)	(2.86)
Non-GAAP operating loss attributable to Maiden common shareholders(1)	(3.09)	(0.46)	(2.63)
Dividends per common share	0.35	0.45	(0.10)
Gross premiums written	1,629,347	1,650,762	(21,415)
Net premiums earned	1,541,278	1,512,437	28,841
Underwriting loss(1)(3)	(287,906)	(72,197)	(215,709)
Net investment income	101,548	91,597	9,951
Combined ratio(4)	120.7%	106.3%	14.4
Annualized non-GAAP operating return on average common shareholders' equity(1)	(63.8)%	(5.3)%	(58.5)

	September 30, 2018	December 31, 2017	Change
Consolidated Financial Condition	($ in thousands except per share data)
Total investments and cash and cash equivalents(5)	$4,101,598	$3,961,292	$140,306
Total assets	6,536,501	6,644,189	(107,688)
Reserve for loss and loss adjustment expenses ("loss and LAE")	2,851,685	2,386,722	464,963
Senior notes - principal amount	262,500	262,500	—
Maiden common shareholders' equity	307,554	767,174	(459,620)
Maiden shareholders' equity	772,554	1,232,174	(459,620)
Total capital resources(6)	1,035,054	1,494,674	(459,620)
Ratio of debt to total capital resources	25.4%	17.6%	7.8

Book Value
Book value per common share(7)	$3.71	$9.25	$(5.54)
Accumulated dividends per common share	4.27	3.92	0.35
Book value per common share plus accumulated dividends	$7.98	$13.17	$(5.19)

Diluted book value per common share(8)	$3.70	$9.18	$(5.48)

(1)
Non-GAAP operating loss, non-GAAP operating loss per common share, non-GAAP operating return on average common equity and underwriting loss income are non-GAAP financial measures. See "Key Financial Measures" for additional information and a reconciliation to the nearest U.S. GAAP financial measure net income.

(2)	Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 12. Earnings per Common Share" for the calculation of basic and diluted loss per common share.

(3)
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
Non-GAAP operating loss and non-GAAP diluted operating loss per common share: Management believes that the use of non-GAAP operating loss and non-GAAP diluted operating loss per share enables investors and other users of the Company’s financial information to analyze its performance in a manner similar to how management analyzes performance. Management also believes that these measures generally follow industry practice and, therefore, allow the users of financial information to compare the Company’s performance with its industry peer group, and that the equity analysts and certain rating agencies which follow the Company, and the insurance industry as a whole, generally exclude these items from their analyses for the same reasons. Non-GAAP operating loss should not be viewed as a substitute for U.S. GAAP net income.
Non-GAAP operating loss is an internal performance measure used by management as these measures focus on the underlying fundamentals of the Company's operations by excluding, on a recurring basis: (1) net realized gains or losses on investment; (2) total other-than-temporary impairment losses; (3) foreign exchange gains or losses; and (4) loss and related activity from our NGHC Quota Share run-off operations. It also excludes on a non-recurring basis: (1) in 2017, accelerated amortization of senior note issuance cost; and (2) in 2018, loss from discontinued operations, net of income tax.
We exclude net realized gains or losses on investment, total other-than-temporary impairment losses and foreign exchange gains or losses as we believe these are influenced by market opportunities and other factors. We do not believe loss and related activity from our NGHC Quota Share run-off operations, accelerated amortization of senior note issuance cost and loss from discontinued operations are representative of our ongoing and future business. We believe all of these amounts are largely independent of our business and future underwriting process and including them distorts the analysis of trends in our operations.
Underwriting loss is a non-GAAP measure and is calculated as net premiums earned plus other insurance revenue less net loss and LAE, commission and other acquisition expenses and general and administrative expenses directly related to underwriting activities. Management believes that this measure is important in evaluating the underwriting performance of the Company and its segments. This measure is also a useful tool to measure the profitability of the Company separately from the investment results and is also a widely used performance indicator in the insurance industry. A reconciliation of the Company's underwriting results can be found in the Company's Condensed Consolidated Financial Statements. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 3. Segment Reporting" for further details.
Non-GAAP operating loss and non-GAAP diluted operating loss per common share can be reconciled to the nearest U.S. GAAP financial measure as follows:

For the Three Months Ended September 30,	2018	2017
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(308,839)	$(63,596)
Add (subtract):
Net realized losses (gains) on investment	225	(5,859)
Total other-than-temporary impairment losses	479	—
Foreign exchange losses	552	3,550
Loss from discontinued operations, net of income tax	71,100	9,908
Loss from divested NGHC Quota Share run-off	1,369	1,838
Non-GAAP operating loss attributable to Maiden common shareholders	$(235,114)	$(54,159)

Diluted loss per share attributable to Maiden common shareholders	$(3.72)	$(0.74)
Add (subtract):
Net realized losses (gains) on investment	—	(0.07)
Total other-than-temporary impairment losses	0.01	—
Foreign exchange losses	0.01	0.04
Loss from discontinued operations, net of income tax	0.85	0.12
Loss from divested NGHC Quota Share run-off	0.02	0.02
Non-GAAP diluted operating loss per common share	$(2.83)	$(0.63)

For the Nine Months Ended September 30,	2018	2017
	($ in thousands except per share data)
Net loss attributable to Maiden common shareholders	$(301,025)	$(65,465)
Add (subtract):
Net realized losses (gains) on investment	282	(8,316)
Total other-than-temporary impairment losses	479	—
Foreign exchange (gains) losses	(1,862)	12,193
Loss from discontinued operations, net of income tax	44,336	17,060
Loss from divested NGHC Quota Share run-off	1,369	1,838
Accelerated amortization of senior note issuance cost	—	2,809
Non-GAAP operating loss attributable to Maiden common shareholders	$(256,421)	$(39,881)

Diluted loss per share attributable to Maiden common shareholders	$(3.62)	$(0.76)
Add (subtract):
Net realized losses (gains) on investment	—	(0.10)
Total other-than-temporary impairment losses	0.01	—
Foreign exchange (gains) losses	(0.03)	0.14
Loss from discontinued operations, net of income tax	0.53	0.20
Loss from divested NGHC Quota Share run-off	0.02	0.02
Accelerated amortization of senior note issuance cost	—	0.04
Non-GAAP diluted operating loss per common share	$(3.09)	$(0.46)
Non-GAAP operating loss attributable to Maiden common shareholders increased by $181.0 million for the three months ended September 30, 2018 compared to the same period in 2017. This was largely due to an increased underwriting loss of $189.8 million during the three months ended September 30, 2018 compared to the same period in 2017 particularly caused by both significantly higher adverse prior year loss development and reserve strengthening during the period in our AmTrust Reinsurance segment. As a result of these factors, the total loss ratio increased by 34.4 points year-over-year. Please refer to "Results of Operations - Net Loss and Loss Adjustment Expenses" on page 46 for the reasons regarding the changes in the loss ratio.
Non-GAAP operating loss attributable to Maiden common shareholders increased by $216.5 million for the nine months ended September 30, 2018 compared to the same period in 2017. This was largely due to an increased underwriting loss of $215.7 million during the nine months ended September 30, 2018 compared to the same period in 2017 particularly caused by both significantly higher adverse prior year loss development and reserve strengthening during the period in our AmTrust Reinsurance segment. As a result of these factors, the total loss ratio increased by 13.8 points year-over-year. This was partially offset by net investment income which increased $10.0 million compared to the same period in 2017.
Non-GAAP Operating Return on Average Common Equity ("Non-GAAP Operating ROACE"): Management uses non-GAAP operating return on average common shareholders' equity as a measure of profitability that focuses on the return to common shareholders. It is calculated using non-GAAP operating loss available to common shareholders (as defined above) divided by average common shareholders' equity. Management has set, as a target, a long-term average of 15% non-GAAP Operating ROACE, which management believes provides an attractive return to shareholders for the risk assumed from our business.
Non-GAAP Operating ROACE for the three and nine months ended September 30, 2018 and 2017 was computed as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Non-GAAP operating loss attributable to Maiden common shareholders	$(235,114)	$(54,159)	$(256,421)	$(39,881)
Opening Maiden common shareholders’ equity	640,742	1,035,399	767,174	1,045,797
Ending Maiden common shareholders’ equity	307,554	956,027	307,554	956,027
Average Maiden common shareholders’ equity	474,148	995,713	537,364	1,000,912
Non-GAAP Operating ROACE	(196.7)%	(21.6)%	(63.8)%	(5.3)%
Book Value per Common Share and Diluted Book Value per Common Share: Management uses growth in both of these metrics as a prime measure of the value we are generating for our common shareholders, as management believes that growth in each metric ultimately results in growth in the Company’s common share price. These metrics are impacted by the Company’s net income and external factors, such as interest rates, which can drive changes in unrealized gains or losses on our investment portfolio. At September 30, 2018, book value per common share decreased by 59.9% and diluted book value per common share decreased by 59.7%, compared to December 31, 2017, primarily due to the decrease in retained earnings for the three and nine months ended September 30, 2018 caused by our net loss during both periods as well as the decline in AOCI during the period due to unrealized losses on our investment portfolio. Please see "Liquidity and Capital Resources - Investments" on page 54 for further information on the change in fair value of our fixed maturity investment portfolio.
Book value and diluted book value per common share at September 30, 2018 and December 31, 2017 were computed as follows:

	September 30, 2018	December 31, 2017
	($ in thousands except share and per share data)
Ending Maiden common shareholders’ equity	$307,554	$767,174
Proceeds from assumed conversion of dilutive options	583	9,416
Numerator for diluted book value per common share calculation	$308,137	$776,590

Common shares outstanding	82,942,737	82,974,895
Shares issued from assumed conversion of dilutive options and restricted share units	349,368	1,627,236
Denominator for diluted book value per common share calculation	83,292,105	84,602,131

Book value per common share	$3.71	$9.25
Diluted book value per common share	$3.70	$9.18

Ratio of Debt to Total Capital Resources: Management uses this non-GAAP measure to monitor the financial leverage of the Company. This measure is calculated using the total principal amount of debt divided by the sum of total capital resources. The ratio of Debt to Total Capital Resources at September 30, 2018 and December 31, 2017 was computed as follows:

	September 30, 2018	December 31, 2017
	($ in thousands)
Senior notes - principal amount	$262,500	$262,500
Maiden shareholders’ equity	772,554	1,232,174
Total capital resources	$1,035,054	$1,494,674
Ratio of debt to total capital resources	25.4%	17.6%
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

Results of Operations
The following table sets forth our selected unaudited Condensed Consolidated Statement of Income data for each of the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Gross premiums written	$484,494	$443,001	$1,629,347	$1,650,762
Net premiums written	$482,806	$432,677	$1,626,485	$1,603,414
Net premiums earned	$520,077	$457,278	$1,541,278	$1,512,437
Other insurance revenue	1,870	2,488	7,629	7,816
Net loss and LAE	(600,296)	(370,847)	(1,323,503)	(1,090,608)
Commission and other acquisition expenses	(167,618)	(145,352)	(497,026)	(487,771)
General and administrative expenses(1)	(5,208)	(4,929)	(16,284)	(14,071)
Underwriting loss(2)	(251,175)	(61,362)	(287,906)	(72,197)
Other general and administrative expenses(1)	(13,728)	(10,510)	(32,059)	(24,090)
Net investment income	34,419	30,950	101,548	91,597
Net realized (losses) gains on investment	(225)	5,859	(282)	8,316
Total other-than-temporary impairment losses	(479)	—	(479)	—
Accelerated amortization of senior note issuance cost	—	—	—	(2,809)
Foreign exchange (losses) gains	(552)	(3,550)	1,862	(12,193)
Interest and amortization expenses	(4,829)	(4,829)	(14,487)	(18,430)
Income tax benefit (expense)	7,437	(1,704)	930	1,978
Net loss from continuing operations	(229,132)	(45,146)	(230,873)	(27,828)
Loss from discontinued operations, net of income tax	(71,100)	(9,908)	(44,336)	(17,060)
(Income) loss attributable to noncontrolling interests	(62)	3	(180)	34
Dividends on preference shares	(8,545)	(8,545)	(25,636)	(20,611)
Net loss attributable to Maiden common shareholders	$(308,839)	$(63,596)	$(301,025)	$(65,465)

Ratios
Net loss and LAE ratio(3)	115.0%	80.6%	85.5%	71.7%
Commission and other acquisition expense ratio(4)	32.1%	31.6%	32.1%	32.1%
General and administrative expense ratio(5)	3.6%	3.4%	3.1%	2.5%
Expense ratio(6)	35.7%	35.0%	35.2%	34.6%
Combined ratio(7)	150.7%	115.6%	120.7%	106.3%

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

Net Loss
Net loss attributable to Maiden common shareholders for the three months ended September 30, 2018 was $308.8 million compared to $63.6 million for the same period in 2017. The net increase in net loss for the three months ended September 30, 2018 compared to the same period in 2017 was primarily the result of the following:

•	increased underwriting loss of $251.2 million compared to an underwriting loss of $61.4 million in the same period in 2017. The higher underwriting loss was principally due to:

◦
higher adverse prior year loss development for the AmTrust Reinsurance segment which was $210.4 million during the three months ended September 30, 2018 compared to $61.1 million for the same period in 2017; and

◦	partially offset by the impact of higher premiums earned which increased in both our operating segments compared to the same period in 2017.

•	realized losses on investment of $0.2 million for the three months ended September 30, 2018 compared to realized gains of $5.9 million for the same period in 2017; and

•
total general and administrative expenses increased by $3.5 million for the three months ended September 30, 2018 compared to the same period in 2017 due to increases in compensation benefits paid under certain executive separation agreements, greater corporate insurance costs incurred and higher technology-related expenses.

The unfavorable movements above were offset by the following:

•
net investment income increased by $3.5 million or 11.2%, for the three months ended September 30, 2018 compared to the same period in 2017 due to an increase in average yields to 3.3% during the three months ended September 30, 2018 compared to 3.1% during the same period in 2017. Also, average investable assets increased by 5.5% from the same period in 2017. Please refer to the Net Investment Income section below for further discussion of the movement in average yields.

Net loss attributable to Maiden common shareholders for the nine months ended September 30, 2018 was $301.0 million compared to a net loss of $65.5 million for the same period in 2017. The net decrease in results for the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the following:

•
an underwriting loss of $287.9 million compared to an underwriting loss of $72.2 million during the nine months ended September 30, 2017. The deterioration in the underwriting result was principally due to:

◦
higher adverse prior year loss development for the AmTrust Reinsurance segment which was $247.3 million during the nine months ended September 30, 2018 compared to $100.9 million for the same period in 2017; and

◦	partially offset by the impact of higher premiums earned which increased in both our operating segments compared to the same period in 2017.

•	realized losses on investment of $0.3 million for the nine months ended September 30, 2018 compared to realized gains of $8.3 million for the same period in 2017;

•
total general and administrative expenses increased by $10.2 million for the nine months ended September 30, 2018 compared to the same period in 2017 due to increases in compensation benefits paid under certain executive separation agreements, higher audit, legal and other professional fees incurred and higher technology-related expenses; and

•
higher dividends paid to preference shareholders of $25.6 million for the nine months ended September 30, 2018 compared to $20.6 million for the same period in 2017 due to the issuance of Preference Shares - Series D on June 15, 2017.

The unfavorable movements above were offset by the following:

•
net investment income increased by $10.0 million or 10.9%, for the nine months ended September 30, 2018 compared to the same period in 2017 largely due to higher average investable assets which grew by 7.9% from the same period in 2017. Please refer to the Net Investment Income section below for further discussion of the movement in average yields which remained at 3.2% for the nine months ended September 30, 2018 compared to the same period in 2017;

•
lower interest and amortization expenses which decreased by $3.9 million or 21.4% compared to the same period in 2017 due to the redemption of the 2012 Senior Notes on June 27, 2017. The prior period also included a charge of $2.8 million resulting from the acceleration of the amortization of the 2012 Senior Notes issuance cost; and

•
foreign exchange gains of $1.9 million for the nine months ended September 30, 2018 compared to foreign exchange losses of $12.2 million for the same period in 2017 due to the recent weakening of the euro and British pound against the U.S. dollar.

Net Premiums Written
Net premiums written increased by $50.1 million or 11.6% and $23.1 million or 1.4% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The tables below compare net premiums written by our reportable segments, reconciled to the total consolidated net premiums written for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$31,291	6.5%	$22,484	5.2%	$8,807	39.2%
AmTrust Reinsurance	451,515	93.5%	410,193	94.8%	41,322	10.1%
Total	$482,806	100.0%	$432,677	100.0%	$50,129	11.6%

For the Nine Months Ended September 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$109,279	6.7%	$73,434	4.6%	$35,845	48.8%
AmTrust Reinsurance	1,517,206	93.3%	1,529,980	95.4%	(12,774)	(0.8)%
Total	$1,626,485	100.0%	$1,603,414	100.0%	$23,071	1.4%
Net premiums written for the three months ended September 30, 2018 increased by 11.6% compared to the same period in 2017 due to the following:

•
AmTrust Reinsurance segment increased by $41.3 million or 10.1% generated by growth in specialty lines of business partially offset by reduced premiums in workers compensation due to a combination of market conditions and underwriting measures applied by AmTrust during the period. The increase in net premiums written was also due to the reduction in the utilization of retrocessional capacity in 2018 compared to the same period in 2017; and

•	Diversified Reinsurance segment increased by $8.8 million or 39.2% generated by new account growth and expansion of client relationships in our European capital solutions business.
Net premiums written for the nine months ended September 30, 2018 increased by 1.4% compared to the same period in 2017 due to the following:

•
Diversified Reinsurance segment increased by $35.8 million or 48.8% due to new account growth and expansion of the Australia Warranty program, German Auto program and other client relationships in our European capital solutions business during 2018 as well as new business development; and

•
AmTrust Reinsurance segment decreased by $12.8 million or 0.8% mainly due to a combination of market conditions and underwriting measures applied by AmTrust during the period on Small Commercial Business, particularly workers compensation.

Please refer to the analysis below of our Diversified Reinsurance and AmTrust Reinsurance segments for further details.
Net Premiums Earned
Net premiums earned increased by $62.8 million or 13.7% and $28.8 million or 1.9% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The tables below compare net premiums earned by our reportable segments, reconciled to the total consolidated net premiums earned, for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$28,784	5.5%	$20,925	4.6%	$7,859	37.6%
AmTrust Quota Share Reinsurance	491,293	94.5%	436,353	95.4%	54,940	12.6%
Total	$520,077	100.0%	$457,278	100.0%	$62,799	13.7%

For the Nine Months Ended September 30,	2018		2017		Change in
($ in thousands)	Total	% of Total	Total	% of Total	$	%
Diversified Reinsurance	$82,838	5.4%	$61,626	4.1%	$21,212	34.4%
AmTrust Quota Share Reinsurance	1,458,440	94.6%	1,450,811	95.9%	7,629	0.5%
Total	$1,541,278	100.0%	$1,512,437	100.0%	$28,841	1.9%
NM - not meaningful
Net premiums earned in the AmTrust Reinsurance segment for the three and nine months ended September 30, 2018 increased by $54.9 million or 12.6% and $7.6 million or 0.5% compared to the same periods in 2017, respectively, mainly due to growth in net premiums written in the specialty lines of the AmTrust quota share. Please refer to the analysis of our AmTrust Reinsurance segment on page 50 for further discussion.
Net premiums earned in our Diversified Reinsurance segment for the three and nine months ended September 30, 2018 increased by $7.9 million or 37.6% and $21.2 million or 34.4% compared to the same periods in 2017, respectively, driven by new client development and favorable growth in the German auto programs. Please refer to the analysis of our Diversified Reinsurance segment on page 48 for further discussion.
Other Insurance Revenue
All of our Other Insurance Revenue is produced by our Diversified Reinsurance segment. Please refer to page 49 for further discussion.
Net Investment Income and Net Realized Gains (Losses) on Investment
For the three and nine months ended September 30, 2018, net investment income increased by $3.5 million or 11.2% and $10.0 million or 10.9% compared to the same periods in 2017, respectively, partly due to the growth in average investable assets of 5.5% and 7.9% respectively. This was also driven by the increase in average book yield from 3.1% to 3.3% for the three months ended September 30, 2018 compared to the same period in 2017, with no change in the average book yield of 3.2% for the nine months ended September 30, 2018 compared to the respective prior period. Also, the increase was driven by higher interest income on the loan to related party as the terms of the agreement changed effective December 18, 2017.
Net realized losses on investment were $0.2 million and $0.3 million for the three and nine months ended September 30, 2018, compared to net realized gains of $5.9 million and $8.3 million for the same periods in 2017, respectively.
The following table details the Company's average investable assets and average book yield for the three and nine months ended September 30, 2018 compared to the same periods in 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Average investable assets(1)	$4,226,404	$4,004,898	$4,172,955	$3,868,964
Average book yield(2)	3.3%	3.1%	3.2%	3.2%

(1)	The average of the Company's investments, cash and cash equivalents, restricted cash and cash equivalents and loan to related party at each quarter-end during the period.

(2)	Ratio of net investment income over average investable assets at fair value.
Net Loss and Loss Adjustment Expenses
Net loss and LAE increased by $229.4 million and $232.9 million during the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively, due to significant adverse prior year loss development compared to the prior periods. This development, which is discussed in greater detail in the individual segment discussion and analysis, was primarily in our AmTrust Reinsurance segment where significant reserve strengthening occurred during the third quarter. The net loss and LAE ratios were 115.0% and 85.5% for the three and nine months ended September 30, 2018 compared to 80.6% and 71.7% for the same periods in 2017, respectively.
Excluding the impact of prior year loss development, our net loss and LAE ratio would have been 74.3% and 69.3% for the three and nine months ended September 30, 2018 compared to 66.7% and 64.4% for the same periods in 2017, respectively. The increase in loss ratios reflects higher initial loss ratios on current year premiums earned in both our Diversified Reinsurance and AmTrust Reinsurance segments factoring in both market conditions and recent loss trends and experience.
As a result of these factors, as well as the adverse prior year loss development experienced in the AmTrust Reinsurance segment, the combined ratio increased by 35.1 and 14.4 points for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively.
Commission and Other Acquisition Expenses
Commission and other acquisition expenses increased by $22.3 million or 15.3% and $9.3 million or 1.9% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The commission and other acquisition expense ratios increased slightly to 32.1% for the three months ended September 30, 2018 compared to 31.6% for the prior period in 2017 and remained flat at 32.1% for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The commission and other acquisition expense ratio is largely dependent on the mix of business within the AmTrust Reinsurance segment and the mix of pro-rata and excess of loss business within the Diversified Reinsurance segment. Please refer to the reasons for the changes in the combined ratio discussed in the Net Loss and Loss Adjustment Expenses section above.
General and Administrative Expenses
General and administrative expenses include expenses which are segregated for analytical purposes as a component of underwriting income. General and administrative expenses consist of:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
General and administrative expenses – segments	$5,208	$4,929	$16,284	$14,071
General and administrative expenses – corporate	13,728	10,510	32,059	24,090
Total general and administrative expenses	$18,936	$15,439	$48,343	$38,161

Total general and administrative expenses increased by $3.5 million, or 22.7% and increased by $10.2 million, or 26.7%, for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The increased expenses for the three and nine months ended September 30, 2018 compared to the respective prior periods was due to higher compensation benefits paid under certain executive separation agreements as well as higher audit, legal, and other professional fees and technology-related expenses. The general and administrative expense ratio increased to 3.6% and 3.1% for the three and nine months ended September 30, 2018 from 3.4% and 2.5% for the three and nine months ended September 30, 2017, respectively, as a result of significantly higher compensation benefits despite higher earned premiums compared to the prior periods.
Interest and Amortization Expenses
The interest and amortization expenses related to Senior Notes were $4.8 million and $14.5 million for the three and nine months ended September 30, 2018 compared to $4.8 million and $18.4 million for the same periods in 2017, respectively. The decrease in interest expense for the nine months ended September 30, 2018 compared to the prior period was due to the redemption of the 8.0% 2012 Senior Notes on June 27, 2017.
As a result of this redemption, the Company accelerated the amortization of the remaining 2012 Senior Note issuance cost of $2.8 million in the nine months ended September 30, 2017. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" for details on the Company’s Senior Notes. The weighted average effective interest rate for the Company's debt was 7.64% for the three and nine months ended September 30, 2018 compared to 7.64% and 7.77% for the same periods in 2017, respectively.
Foreign Exchange (Losses) Gains
Net foreign exchange losses amounted to $0.6 million and net foreign exchange gains were $1.9 million during the three and nine months ended September 30, 2018, respectively, compared to net foreign exchange losses of $3.6 million and $12.2 million for the same periods in 2017, respectively.
Income Tax Expense
The Company recorded income tax benefit of $7.4 million and $0.9 million for the three and nine months ended September 30, 2018 compared to income tax expense of $1.7 million and income tax benefit of $2.0 million for the same periods in 2017, respectively. These amounts relate to income tax on the earnings of our international subsidiaries and state taxes incurred by our U.S. subsidiaries. The effective rate of income tax was 3.1% and 0.4% for the three and nine months ended September 30, 2018 compared to (3.9)% and 6.6% for the three and nine months ended September 30, 2017, respectively.
Dividends on Preference Shares
For the three months ended September 30, 2018, dividends paid to preference shareholders remain flat at $8.5 million and increased by $5.0 million or 24.4% for the nine months ended September 30, 2018 compared to the same period in 2017. The increase for the nine months ended September 30, 2018 is attributable to the dividends paid on the Preference Shares - Series D (the "Preference Shares - Series D") that were issued on June 15, 2017 since the same period in 2017 incurred only $2.5 million of dividends paid on such preference shares. Please refer to "Notes to Consolidated Financial Statements Note 13. Shareholders' Equity" included in our Annual Report on Form 10-K for the year ended December 31, 2017 for details on the Company’s preference shares.

Underwriting Results by Reportable Segment
Diversified Reinsurance Segment
The underwriting results and associated ratios for our Diversified Reinsurance segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Gross premiums written	$31,699	$22,982	$111,139	$75,085
Net premiums written	31,291	22,484	109,279	73,434
Net premiums earned	28,784	20,925	82,838	61,626
Other insurance revenue	1,870	2,488	7,629	7,816
Net loss and LAE	(19,764)	(13,979)	(51,828)	(41,548)
Commission and other acquisition expenses	(8,961)	(6,702)	(28,261)	(21,982)
General and administrative expenses	(4,256)	(4,158)	(13,330)	(11,831)
Underwriting loss	$(2,327)	$(1,426)	$(2,952)	$(5,919)
Ratios
Net loss and LAE ratio	64.5%	59.7%	57.3%	59.8%
Commission and other acquisition expense ratio	29.2%	28.6%	31.3%	31.7%
General and administrative expense ratio	13.9%	17.8%	14.7%	17.0%
Expense ratio	43.1%	46.4%	46.0%	48.7%
Combined ratio	107.6%	106.1%	103.3%	108.5%
The combined ratio for the three months ended September 30, 2018 increased to 107.6% compared to 106.1% for the same period in 2017 primarily due to the following:

•
combined ratio increased by 1.5 points for the three months ended September 30, 2018 compared to the same period in 2017 which reflects higher initial loss ratios on current year premiums earned during the period partially offset by lower adverse prior year loss development of $0.7 million compared to $1.1 million during the third quarter of 2017; and

•	excluding prior year loss development, the combined ratio for the three months ended September 30, 2018 would have been 105.4% compared to 101.5% for the same period in 2017.
The combined ratio for the nine months ended September 30, 2018 decreased to 103.3% compared to 108.5% for the same period in 2017. The combined ratio decreased by 5.2 points primarily due to the following:

•
lower net adverse prior year loss development which was $1.8 million during the nine months ended September 30, 2018, compared to $8.5 million for the same period in 2017. The 2018 development was due to adverse facultative reinsurance run-off partially offset by favorable development in International Auto. Prior year adverse loss development during 2017 was primarily from facultative reinsurance run-off lines as well as claims activity in International auto programs; and

•
excluding prior year loss development, the combined ratio for the nine months ended September 30, 2018 would have been 101.3% compared to 96.3% for the same period in 2017, reflecting higher initial loss ratios on current year premiums earned during the period.

Premiums - Gross premiums written increased by $8.7 million or 37.9% and increased by $36.1 million or 48.0% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively, primarily generated by new account growth and expansion of client relationships in our European capital solutions business and growth in German auto programs during the three and nine months ended September 30, 2018. Contributing to the increase in gross premiums written during the three and nine months ended September 30, 2018 were new business development and account growth within the Life and General international lines.
Net premiums written increased by $8.8 million or 39.2% during the three months ended September 30, 2018 compared to the same period in 2017. Net premiums written for the nine months ended September 30, 2018 increased by $35.8 million or 48.8%. Both period increases are mainly due to new account growth and expansion of client relationships in our European capital solutions business and higher net written premiums in our German auto programs, new business development and lower utilization of retrocessional capacity.

The tables below show net premiums written by line of business for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
International	31,291	100.0%	22,503	100.1%	8,788	39.1%
Casualty	—	—%	(19)	(0.1)%	19	(100.0)%
Total Diversified Reinsurance	$31,291	100.0%	$22,484	100.0%	$8,807	39.2%

For the Nine Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
International	109,238	100.0%	73,475	100.1%	35,763	48.7%
Casualty	41	—%	(41)	(0.1)%	82	(200.0)%
Total Diversified Reinsurance	$109,279	100.0%	$73,434	100.0%	$35,845	48.8%
Net premiums earned increased by $7.9 million or 37.6% and $21.2 million or 34.4% during the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The tables below show net premiums earned by line of business for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
International	28,784	100.0%	20,943	100.1%	7,841	37.4%
Casualty	—	—%	(18)	(0.1)%	18	(100.0)%
Total Diversified Reinsurance	$28,784	100.0%	$20,925	100.0%	$7,859	37.6%

For the Nine Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
International	82,797	100.0%	61,667	100.1%	21,130	34.3%
Casualty	41	—%	(41)	(0.1)%	82	(200.0)%
Total Diversified Reinsurance	$82,838	100.0%	$61,626	100.0%	$21,212	34.4%
International experienced increased net premiums earned for the three and nine months ended September 30, 2018 compared to the same periods in 2017 largely due to  new account growth and expansion of client relationships in our European capital solutions business and overall growth in German Auto programs and other underwriting actions taken in 2017 and during the three and nine months ended September 30, 2018 to generate new business development within the Life and General international lines.
Other Insurance Revenue - Other insurance revenue, which represents fee income from our IIS business that is not directly associated with premium revenue assumed by the Company decreased by $0.6 million and $0.2 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively.
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $5.8 million or 41.4% and $10.3 million or 24.7% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. Net loss and LAE ratios increased to 64.5% and decreased to 57.3% for the three and nine months ended September 30, 2018 compared with 59.7% and 59.8% during the same periods in 2017, respectively.
During the three months ended September 30, 2018, the net loss and LAE ratio increased by 4.8 points compared to the same period in 2017 due to the following factors:

•
higher initial loss ratios on current year premiums earned during the period partially offset by lower adverse prior year loss development which was $0.7 million during the three months ended September 30, 2018, compared to $1.1 million for the same period in 2017; and

•	excluding prior year loss development, the net loss and LAE ratio for the three months ended September 30, 2018 would have been 62.3% compared to 55.1% for the same period in 2017.

During the nine months ended September 30, 2018, the net loss and LAE ratio decreased by 2.5 points compared to the same period in 2017 due to the following factors:

•
lower adverse prior year loss development which was $1.8 million during the nine months ended September 30, 2018, compared to $8.5 million for the same period in 2017. The 2018 development was from facultative reinsurance run-off lines partially offset by favorable development in International auto programs. The development in 2017 was primarily due to adverse development in facultative reinsurance run-off lines as well as claims activity in International auto programs; and

•
excluding prior year loss development, the net loss and LAE ratio for the nine months ended September 30, 2018 would have been 55.3% compared to 47.6% for the same period in 2017 which reflects higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience.

The impact on the net loss and LAE ratios should be considered in conjunction with the commission and other acquisition expense ratio as changes to either ratio can be effected by the changes in the mix of business and the impact of the increase in the commission and other acquisition expense rates on pro-rata contracts with loss sensitive features. As a result of these factors, as well as the impacts on the loss ratio described above, the combined ratio increased by 1.5 and decreased by 5.2 points for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively.
Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $2.3 million or 33.7% and $6.3 million or 28.6% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The commission and other acquisition expense ratio for the three months ended September 30, 2018 increased to 29.2% compared to 28.6% for the same period in 2017, reflecting the higher proportion of pro-rata premium earned during the quarter compared to last year. The commission and other acquisition expense ratio for the nine months ended September 30, 2018 decreased slightly to 31.3% compared to 31.7% for the same period in 2017.
The variation in ratios for the three and nine months ended September 30, 2018 were primarily due to the change in the mix of pro rata versus excess of loss premiums written as well as loss sensitive features in our Diversified Reinsurance segment driven by adverse prior year loss development. Please refer to the reasons for the changes in the combined ratio discussed in the preceding paragraphs.
General and Administrative Expenses - General and administrative expenses increased by $0.1 million or 2.4% and $1.5 million or 12.7% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The general and administrative expense ratio decreased to 13.9% and 14.7% for the three and nine months ended September 30, 2018 compared to 17.8% and 17.0% for the same periods in 2017, respectively, as a result of higher earned premium compared to the prior periods. The overall expense ratio (including commission and other acquisition expenses) for the three and nine months ended September 30, 2018 was 43.1% and 46.0% compared to 46.4% and 48.7% for the same periods in 2017, respectively.
AmTrust Reinsurance Segment
The AmTrust Reinsurance segment reported an underwriting loss of $247.5 million and $283.6 million during the three and nine months ended September 30, 2018 compared to $58.1 million and $64.4 million in the comparative periods in 2017, respectively. This was primarily due to higher adverse prior year loss development compared to the same periods in 2017 and higher initial current year loss ratios for premiums earned during the three and nine months ended September 30, 2018. The underwriting results and associated ratios for the AmTrust Reinsurance segment for the three and nine months ended September 30, 2018 and 2017 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Gross premiums written	$452,795	$420,019	$1,518,208	$1,575,677
Net premiums written	451,515	410,193	1,517,206	1,529,980
Net premiums earned	491,293	436,353	1,458,440	1,450,811
Net loss and LAE	(579,163)	(355,030)	(1,270,306)	(1,047,222)
Commission and other acquisition expenses	(158,657)	(138,650)	(468,765)	(465,789)
General and administrative expenses	(952)	(771)	(2,954)	(2,240)
Underwriting loss	$(247,479)	$(58,098)	$(283,585)	$(64,440)
Ratios
Net loss and LAE ratio	117.9%	81.4%	87.1%	72.2%
Commission and other acquisition expense ratio	32.3%	31.7%	32.1%	32.1%
General and administrative expense ratio	0.2%	0.2%	0.2%	0.1%
Expense ratio	32.5%	31.9%	32.3%	32.2%
Combined ratio	150.4%	113.3%	119.4%	104.4%

The combined ratio increased to 150.4% for the three months ended September 30, 2018 compared to 113.3% for the same period in 2017 due to the following:

•
higher adverse prior year loss development which was $210.4 million during the third quarter of 2018 compared to $61.1 million for the same period in 2017. The adverse prior year loss development in 2018 was largely from Workers Compensation which represented nearly half of the adverse development and was primarily driven by accident years 2014 to 2017, and to a lesser extent, development in European hospital liability, Commercial Auto and General liability. Prior year adverse loss development in 2017 was primarily related to Worker's Compensation, General liability as well as Commercial Auto liability lines for both Specialty Programs and Small Commercial Business where elevated loss activity had been observed; and

•
excluding prior year loss development, the combined ratio for the current period would have been 107.6% compared to 99.3% for 2017, reflecting higher initial loss ratios for current year premiums earned during the period factoring in both market conditions and recent loss trends and experience as well as elevated actual current year activity in the Specialty Risk and Extended Warranty lines.

The combined ratio increased to 119.4% for the nine months ended September 30, 2018 compared to 104.4% for the same period in 2017 due to the following:

•
higher adverse prior year loss development which was $247.3 million in 2018, compared to $100.9 million for the same period in 2017. Prior year adverse loss development in 2018 was largely from Workers Compensation and European hospital liability, with a smaller contribution from General and Commercial Auto Liability. Prior year adverse loss development in 2017 was from General liability as well as Auto liability and Workers Compensation lines for both Specialty Programs and Small Commercial Business where elevated loss activity had been observed; and

•
excluding prior year loss development, the combined ratio for the current period would have been 102.4% compared to 97.4% for 2017 reflecting higher initial loss ratios for current year premiums earned during the period factoring in both market conditions and recent loss trends and experience as well as elevated actual current year activity in the Specialty Risk and Extended Warranty lines.

Premiums - Gross premiums written increased by $32.8 million or 7.8% and decreased by $57.5 million or 3.6% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The change in gross premiums written for the three and nine months ended September 30, 2018 compared to the same periods in 2017 reflects reductions in the Small Commercial Business lines combined with growth in Specialty Program, Specialty Risk and Extended Warranty.
The tables below show net premiums written by category for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$232,163	51.4%	$295,499	72.0%	$(63,336)	(21.4)%
Specialty Program	94,077	20.8%	63,816	15.6%	30,261	47.4%
Specialty Risk and Extended Warranty	125,275	27.8%	50,878	12.4%	74,397	146.2%
Total AmTrust Reinsurance	$451,515	100.0%	$410,193	100.0%	$41,322	10.1%

For the Nine Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Written	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$879,403	57.9%	$1,028,905	67.3%	$(149,502)	(14.5)%
Specialty Program	286,404	18.9%	255,767	16.7%	30,637	12.0%
Specialty Risk and Extended Warranty	351,399	23.2%	245,308	16.0%	106,091	43.2%
Total AmTrust Reinsurance	$1,517,206	100.0%	$1,529,980	100.0%	$(12,774)	(0.8)%
Net premiums written in our AmTrust Reinsurance segment for the three and nine months ended September 30, 2018 increased by $41.3 million or 10.1% and decreased by $12.8 million or 0.8% compared to the same periods in 2017, respectively. The increase for the three months ended September 30, 2018 compared to the prior period was due to growth in the Specialty lines of business partially offset by reductions in Small Commercial Business. The decline in the nine months ended September 30, 2018 compared to the prior period was due to reductions in Small Commercial Business assumed from AmTrust partially offset by growth in the Specialty lines of business and the lower utilization of retrocessional capacity compared to comparative period in 2017. The decrease in Small Commercial Business was due to a combination of market conditions and underwriting measures applied by AmTrust during the period. The ratio of net premiums written to gross premiums written increased to 99.7% and 99.9% for the three and nine months ended September 30, 2018 compared to 97.7% and 97.1% for the same periods in 2017, respectively.

Net premiums earned increased by $54.9 million or 12.6% and $7.6 million or 0.5% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively, mainly due to growth in net premiums written on the Specialty lines within the AmTrust quota share. The tables below detail net premiums earned by category for the three and nine months ended September 30, 2018 and 2017:

For the Three Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$273,456	55.7%	$314,773	72.1%	$(41,317)	(13.1)%
Specialty Program	98,359	20.0%	59,143	13.6%	39,216	66.3%
Specialty Risk and Extended Warranty	119,478	24.3%	62,437	14.3%	57,041	91.4%
Total AmTrust Reinsurance	$491,293	100.0%	$436,353	100.0%	$54,940	12.6%

For the Nine Months Ended September 30,	2018		2017		Change in
	Total	% of Total	Total	% of Total	$	%
Net Premiums Earned	($ in thousands)		($ in thousands)		($ in thousands)
Small Commercial Business	$882,679	60.5%	$946,782	65.3%	$(64,103)	(6.8)%
Specialty Program	283,592	19.5%	251,153	17.3%	32,439	12.9%
Specialty Risk and Extended Warranty	292,169	20.0%	252,876	17.4%	39,293	15.5%
Total AmTrust Reinsurance	$1,458,440	100.0%	$1,450,811	100.0%	$7,629	0.5%
Net Loss and Loss Adjustment Expenses - Net loss and LAE increased by $224.1 million or 63.1% and $223.1 million or 21.3% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. Net loss and LAE ratios increased to 117.9% and 87.1% for the three and nine months ended September 30, 2018 compared to 81.4% and 72.2% for the same periods in 2017, respectively.
During the three months ended September 30, 2018, the net loss and LAE ratio increased by 36.5 points compared to the same period in 2017 due to the following factors:

•
higher adverse prior year loss development which was $210.4 million during the three months ended September 30, 2018, compared to $61.1 million for the same period in 2017. The 2018 development was largely from Workers Compensation which represented nearly half of the adverse development and was primarily driven by accident years 2014 to 2017, and to a lesser extent, development in European hospital liability and Commercial Auto and General Liability lines of business. The development in 2017 was primarily due to Worker's Compensation, General liability as well as Commercial Auto liability lines of business for both Specialty Programs and Small Commercial Business where elevated loss activity had been observed; and

•
excluding prior year loss development, the net loss and LAE ratio for the three months ended September 30, 2018 would have been 75.1% compared to 67.4% for the same period in 2017, reflecting higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience as well as elevated actual current year activity in Specialty Risk and Extended Warranty lines.

During the nine months ended September 30, 2018, the net loss and LAE ratio increased by 14.9 points compared to the same period in 2017 due to the following factors:

•
higher adverse prior year loss development which was $247.3 million during the nine months ended September 30, 2018, compared to $100.9 million recorded in the same period in 2017. The adverse prior year loss development in 2018 was largely from Workers Compensation and European hospital liability, with a smaller contribution from Commercial Auto and General liability. The 2017 adverse development was primarily related to General liability line of business as well as Auto liability and Workers Compensation lines for both Specialty Programs and Small Commercial Business where elevated loss activity had been observed; and

•
excluding prior year loss development, the net loss and LAE ratio for the current period in 2018 would have been 70.1% compared to 65.2% for 2017, reflecting higher initial loss ratios on current year premiums earned during the period factoring in both market conditions and recent loss trends and experience as well as elevated actual current year activity in Specialty Risk and Extended Warranty lines.

Commission and Other Acquisition Expenses - Commission and other acquisition expenses increased by $20.0 million or 14.4% and $3.0 million or 0.6% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The commission and other acquisition expense ratio increased to 32.3% and remained flat at 32.1% for the three and nine months ended September 30, 2018 compared to 31.7% and 32.1% for the same periods in 2017, respectively. The fluctuations in the ratios during the three and nine months ended September 30, 2018 compared to the comparative periods in 2017 reflect the change in the mix of business. The commission ratio is also affected by the commission associated with the retrocession premium ceded during the three and nine months ended September 30, 2018 compared to the same periods in 2017.
General and Administrative Expenses - General and administrative expenses slightly increased by $0.2 million or 23.5% and $0.7 million or 31.9% for the three and nine months ended September 30, 2018 compared to the same periods in 2017, respectively. The general and administrative expense ratio remained flat at 0.2% and increased slightly to 0.2% for the three and nine months ended September 30, 2018 compared to 0.2% and 0.1% for the same periods in 2017, respectively. The overall expense ratio (including commission and other acquisition expenses) increased slightly to 32.5% and 32.3% for the three and nine months ended September 30, 2018 compared to 31.9% and 32.2% for the same periods in 2017, respectively.
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
On November 9, 2018, the Company signed the Enstar Master Agreement with Enstar, pursuant to which, an Enstar subsidiary would enter into a retrocession agreement to effect a loss portfolio transfer in which the Enstar subsidiary would assume all of the liabilities for loss reserves as of June 30, 2018 associated with quota share reinsurance agreements that Maiden Bermuda has with AmTrust or its subsidiaries. Enstar will assume $2.675 billion of net loss and loss adjustment expense reserves upon closing, subject to adjustment for paid losses since June 30, 2018. The transaction is subject to regulatory approvals and other closing conditions.
Both of the Company’s current quota share reinsurance contracts with AmTrust remain in-force. As previously disclosed, the Company and AmTrust have mutually agreed to extend the notice period of non-renewal for the current Master Agreement until January 31, 2019.
The regulatory and liquidity requirements of the Company's operating segments are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10- K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.
Pursuant to Bermuda law, Maiden must ensure that the value of the group's assets exceeds the amount of the group's liabilities by the aggregate minimum margin of solvency of each qualifying member of the group ("Group MSM"). Since December 31, 2013, we have been required to maintain available group capital and surplus at a level equal to or in excess of the Group Enhanced Capital Requirement ("Group ECR") which is established by reference to either the Group BSCR model or an approved group internal capital model. As discussed in "Note 1. Basis of Presentation" and "Note 14. Subsequent Events", the transactions contemplated by the Master Transaction Agreement and the Enstar Master Agreement are expected to close in the fourth quarter of 2018 subject to regulatory approvals and customary closing conditions. At such time, the Group will exceed both the Group ECR and the Group MSM. However, pending completion of these transactions, as of September 30, 2018, the Group does not meet the Group MSM and ECR standards established by the Bermuda Monetary Authority (“BMA”). The Company has communicated such condition to the BMA and is following the guidelines of a reportable “event” as stipulated by Bermuda insurance law. Finally, the amount of dividends that can be distributed from Maiden Bermuda is, under certain circumstances, limited under Bermuda law and Bermuda regulatory requirements, which requires our Bermuda operating subsidiary to maintain certain measures of solvency and liquidity in accordance with the BSCR and presently we are not paying any dividends out of Maiden Bermuda without express consent of the BMA.
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
The table below summarizes our operating, investing and financing cash flows for the nine months ended September 30, 2018 and 2017:

For the Nine Months Ended September 30,	2018	2017
	($ in thousands)
Operating activities	$162,623	$374,814
Investing activities	27,151	(185,013)
Financing activities	(63,893)	(28,440)
Effect of exchange rate changes on foreign currency cash	(1,131)	3,379
Total increase in cash and cash equivalents (including restricted)	124,750	164,740
Less: increase in cash and cash equivalents (including restricted) of discontinued operations	9,551	49,473
Total increase in cash and cash equivalents (including restricted) of continuing operations	$115,199	$115,267
Cash Flows from Operating Activities
Cash flows provided by operating activities for the nine months ended September 30, 2018 were $162.6 million compared to $374.8 million for the nine months ended September 30, 2017, a 56.6% decrease. Cash flows used in discontinued operations were $54.6 million for the nine months ended September 30, 2018 compared to cash flows provided by discontinued operations of $46.3 million in the nine months ended September 30, 2017. Cash flows provided by continuing operating activities were $217.2 million for the nine months ended September 30, 2018 compared to $328.5 million for the nine months ended September 30, 2017.The decrease in operating cash flows from continuing operations was primarily the result of higher payment of losses and decreased gross premiums written during the nine months ended September 30, 2018 compared to the same period in 2017.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales and maturities of investments and payments for investments acquired. The Company continues to deploy available cash for longer-term investments as investment conditions permit and to maintain, where possible, cash and cash equivalents balances at low levels. Net cash provided by investing activities was $27.2 million for the nine months ended September 30, 2018 compared to net cash used in investing activities of $185.0 million for the same period in 2017.
Cash flows provided by discontinued operations was $120.0 million for the nine months ended September 30, 2018 compared to cash flows used in discontinued operations of $16.7 million for the same period in 2017. Cash flows used in continuing operations was $92.8 million during the nine months ended September 30, 2018 compared to $168.3 million for the same period in 2017 as the purchases of fixed maturity securities were lower and the proceeds from the sales of fixed maturities were higher in 2018 compared to the same period in 2017. During the nine months ended September 30, 2018, purchases exceeded the proceeds from the sales, maturities and calls of fixed maturities by $74.5 million compared to $176.4 million for the same period in 2017.
Cash Flows from Financing Activities
Cash flows used in financing activities were $63.9 million for the nine months ended September 30, 2018 compared to $28.4 million for the same period in 2017. The cash outflow during the current period primarily relates to higher dividends paid to holders of preference shares of $5.0 million, due to the issuance of Preference Shares Series D on June 15, 2017. There were also slightly lower dividends paid to holders of common shares by $1.5 million, reflecting a reduction in dividend per share during the nine months ended September 30, 2018 compared to the same period in 2017 and a lower number of common shares outstanding throughout the nine months ended September 30, 2018 compared to the same period in 2017. The reduced number of outstanding common shares was due to the repurchase of 3,667,134 common shares in the second half of 2017, which was made under the Company's authorized share repurchase program.
The lower net cash outflow for the nine months ended September 30, 2017 compared to the current period was due to the issuance of new preference shares with net proceeds of $144.9 million on June 15, 2017, which was partially used to redeem the 2012 senior note issuance of $100.0 million as well as the repurchase of common shares, net of issuance of $13.8 million during the third quarter of 2017. The Company did not have any major capital transactions during the nine months ended September 30, 2018.
Restrictions, Collateral and Specific Requirements
The Company's restrictions, collateral and specific requirements are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" section included under Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.
At September 30, 2018 and December 31, 2017, restricted cash and cash equivalents and fixed maturity investments used as collateral remained flat at $3.7 billion, respectively. This collateral represents 91.3% and 93.6% of the fair value of our total fixed maturity investments and cash and cash equivalents (including restricted cash and cash equivalents) at September 30, 2018 and December 31, 2017, respectively.
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

During the nine months ended September 30, 2018, the yield on the 10-year U.S. Treasury bond increased by 65 basis points to 3.05%. The 10-year U.S. Treasury is the key risk-free determinant in the fair value of many of the securities in our AFS portfolio. The upward shift in the U.S. Treasury yield curve during the nine months ended September 30, 2018 reflects a strengthening U.S. economy with an expansionary fiscal policy contributing to strong labor markets. These factors have resulted in central banks to steadily move away from the monetary easing policy of the last number of years at a steady pace.
The movement in the market values of our AFS fixed maturity portfolio was a net reduction of $93.9 million, primarily due to rising interest rates and widening credit spreads that have resulted in negative returns for U.S. corporate and agency bonds during the nine months ended September 30, 2018. Please see "Liquidity and Capital Resources - Capital Resources" on page 59 for further information.
At September 30, 2018, we consider the levels of cash and cash equivalents we are holding to be within our targeted ranges. During periods when interest rates experience greater volatility, we have periodically maintained more cash and cash equivalents in order to better assess current market conditions and opportunities within our defined risk appetite, and may do so in future periods. In order to limit our exposure to unexpected interest rate increases which would reduce the value of our fixed income securities and reduce our shareholders' equity, we attempt to maintain the duration of our fixed maturity investment portfolio combined with our cash and cash equivalents, both restricted and unrestricted, within a reasonable range of the duration of our loss reserves. At September 30, 2018 and December 31, 2017, these respective durations in years were as follows:

	September 30, 2018	December 31, 2017
Fixed maturities and cash and cash equivalents	4.4	4.4
Reserve for loss and LAE	3.8	3.6
During the nine months ended September 30, 2018, the weighted average duration of our fixed maturity investment portfolio was unchanged at 4.4 years and the duration for reserve for loss and LAE increased by 0.2 years to 3.8 years. The differential in duration between these assets and liabilities may fluctuate over time and in the case of fixed maturities, is affected by factors such as market conditions, changes in asset mix and prepayment speeds in the case of both our agency mortgage-backed securities ("Agency MBS") and commercial mortgage-backed securities ("CMBS"). The average yield and average duration of our fixed maturities, by asset class, and our cash and cash equivalents (restricted and unrestricted) are as follows:

September 30, 2018	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$125	$—	$(1)	$124	1.3%	0.6
U.S. agency bonds – mortgage-backed	1,484,434	830	(58,068)	1,427,196	3.0%	5.5
U.S. agency bonds – other	24,870	—	(1,180)	23,690	3.3%	5.4
Non-U.S. government and supranational bonds	22,550	122	(1,827)	20,845	3.3%	4.5
Asset-backed securities	226,652	552	(2,000)	225,204	4.2%	2.4
Corporate bonds	1,108,620	8,834	(32,960)	1,084,494	2.9%	4.3
Total AFS fixed maturities	2,867,251	10,338	(96,036)	2,781,553	3.1%	4.8
HTM fixed maturities
Corporate bonds	974,947	6,103	(18,190)	962,860	3.7%	4.6
Municipal Bonds	57,938	—	(1,057)	56,881	3.2%	4.2
Total HTM fixed maturities	1,032,885	6,103	(19,247)	1,019,741	3.6%	4.6
Cash and cash equivalents	264,574	—	—	264,574	2.2%	0.0
Total	$4,164,710	$16,441	$(115,283)	$4,065,868	3.1%	4.4

December 31, 2017	Original or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Average yield(1)	Average duration(2)
AFS fixed maturities	($ in thousands)
U.S. treasury bonds	$35,093	$4	$—	$35,097	1.2%	0.1
U.S. agency bonds – mortgage-backed	1,475,682	6,181	(13,723)	1,468,140	2.9%	4.8
U.S. agency bonds – other	19,868	—	(149)	19,719	3.1%	8.7
Non-U.S. government and supranational bonds	32,380	231	(1,713)	30,898	2.7%	3.3
Asset-backed securities	225,015	3,457	(79)	228,393	4.4%	2.4
Corporate bonds	911,259	28,423	(14,413)	925,269	2.7%	4.6
Total AFS fixed maturities	2,699,297	38,296	(30,077)	2,707,516	2.9%	4.5
HTM fixed maturities
Corporate bonds	1,037,464	28,694	(913)	1,065,245	3.6%	5.0
Municipal bonds	60,337	128	(84)	60,381	3.2%	4.8
Total HTM fixed maturities	1,097,801	28,822	(997)	1,125,626	3.6%	5.0
Cash and cash equivalents	149,375	—	—	149,375	0.2%	0.0
Total	$3,946,473	$67,118	$(31,074)	$3,982,517	2.9%	4.4

(1)
Average yield is calculated by dividing annualized investment income for each sub-component of AFS and HTM securities and cash and cash equivalents (including amortization of premium or discount) by amortized cost.

(2)	Average duration in years.

The following table summarizes the Company's fixed maturity investment portfolio holdings by contractual maturity at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
($ in thousands)	AFS fixed maturities	HTM fixed maturities	AFS fixed maturities	HTM fixed maturities
	Fair Value	Amortized cost	Fair Value	Amortized Cost
Due in one year or less	$3,522	$9,297	$64,996	$40,533
Due after one year through five years	583,069	371,750	440,560	333,003
Due after five years through ten years	542,562	651,838	487,592	724,265
Due after ten years	—	—	17,835	—
	1,129,153	1,032,885	1,010,983	1,097,801
U.S. agency bonds – mortgage-backed	1,427,196	—	1,468,140	—
Asset-backed securities	225,204	—	228,393	—
Total fixed maturities	$2,781,553	$1,032,885	$2,707,516	$1,097,801
At September 30, 2018, 98.4% of the Company’s U.S. agency bond holdings are mortgage-backed. Additional details on the Agency MBS at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Fair Value	% of Total	Fair Value	% of Total
U.S. agency bonds - mortgage-backed	($ in thousands)		($ in thousands)
Residential mortgage-backed ("RMBS")
GNMA – fixed rate	$155,684	10.7%	$191,118	12.8%
GNMA – variable rate	10,873	0.8%	—	—%
FNMA – fixed rate	720,157	49.6%	743,461	50.0%
FHLMC – fixed rate	540,482	37.3%	533,561	35.9%
Total U.S. agency bonds - mortgage-backed	1,427,196	98.4%	1,468,140	98.7%
U.S. agency bonds - fixed rate	23,690	1.6%	19,719	1.3%
Total U.S. agency bonds	$1,450,886	100.0%	$1,487,859	100.0%

Our Agency MBS portfolio is 37.4% of our fixed maturity investments at September 30, 2018. Given the relative size of this portfolio to our total investments, if faster prepayment patterns were to occur over an extended period of time, this could potentially limit the growth in our investment income in certain circumstances, or even potentially reduce the total amount of investment income we earn.
At September 30, 2018 and December 31, 2017, 98.3% and 98.7%, respectively, of our fixed maturity investments consisted of investment grade securities. We define a security as being below investment grade if it has an S&P credit rating of BB+ or equivalent, or less. Please see "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 4. Investments" for additional information on the credit rating of our fixed income portfolio. The security holdings by sector and financial strength rating of our corporate bond holdings at September 30, 2018 and December 31, 2017 were as follows:

	Ratings(1)
September 30, 2018	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	2.6%	0.8%	—%	0.6%	$83,048	4.0%
Communications	—%	5.0%	2.5%	0.5%	—%	162,599	8.0%
Consumer	—%	15.2%	13.4%	0.5%	1.0%	616,520	30.1%
Energy	—%	3.9%	4.7%	0.8%	0.8%	209,139	10.2%
Financial Institutions	1.6%	10.1%	23.7%	3.1%	—%	786,440	38.5%
Industrials	—%	2.7%	2.7%	—%	—%	112,210	5.4%
Technology	—%	0.9%	1.6%	0.6%	0.7%	77,398	3.8%
Total	1.6%	40.4%	49.4%	5.5%	3.1%	$2,047,354	100.0%

	Ratings(1)
December 31, 2017	AAA	AA+, AA, AA-	A+, A, A-	BBB+, BBB, BBB-	BB+ or lower	Fair Value	% of Corporate bonds portfolio
Corporate bonds						($ in thousands)
Basic Materials	—%	—%	1.8%	4.0%	0.8%	$131,339	6.6%
Communications	—%	0.2%	1.3%	6.4%	—%	155,574	7.9%
Consumer	—%	0.7%	12.7%	13.2%	—%	530,455	26.6%
Energy	—%	0.5%	4.3%	2.2%	1.0%	160,216	8.0%
Financial Institutions	1.9%	2.9%	24.0%	10.9%	—%	789,418	39.7%
Industrials	—%	—%	2.9%	4.0%	0.1%	138,260	7.0%
Technology	—%	0.6%	2.1%	0.8%	0.7%	85,252	4.2%
Total	1.9%	4.9%	49.1%	41.5%	2.6%	$1,990,514	100.0%

(1)	Ratings as assigned by S&P, or equivalent
At September 30, 2018, the Company’s ten largest corporate holdings, 80.7% of which are U.S. dollar denominated and 69.5% of which are in the Financial Institutions sector, as carried at fair value and as a percentage of all fixed income securities were as follows:

September 30, 2018	Fair Value	% of Holdings Based on Fair Value of All Fixed Income Securities	Rating(1)
	($ in thousands)
BNP Paribas, 5.00% Due 1/15/2021	$19,760	0.5%	A
Brookfield Asset Management Inc, 4.00%, Due 1/15/2025	19,660	0.5%	A-
Gilead Sciences Inc, 3.65% Due 3/1/2026	19,640	0.5%	A
AT&T Inc, 2.625%, Due 12/1/2022	19,285	0.5%	BBB
Rabobank Nederland Utrec, 3.875% Due 2/8/2022	19,244	0.5%	A+
Bank of Montreal, 2.35% Due 9/11/2022	19,182	0.5%	A+
Electricite de France, 4.625%, Due 9/11/2024	18,223	0.5%	A-
Wells Fargo & Co. 1.125%, Due 10/29/2021	17,856	0.5%	A-
Australia and New Zealand Banking Group, 3.70%, Due 11/16/2025	17,812	0.5%	AA-
UBS Group Funding (Jersey) Ltd, 2.65%, Due 2/1/2022	16,433	0.4%	A-
Total	$187,095	4.9%

(1)	Ratings as assigned by S&P, or equivalent
At September 30, 2018 and December 31, 2017, respectively, we hold the following non-U.S. dollar denominated securities:

	September 30, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Non-U.S. dollar denominated corporate bonds	$420,397	95.3%	$434,963	93.4%
Non-U.S. government and supranational bonds	20,846	4.7%	30,899	6.6%
Total non-U.S. dollar denominated AFS securities	$441,243	100.0%	$465,862	100.0%
At September 30, 2018 and December 31, 2017, respectively, these non-U.S. securities are invested in the following currencies:

	September 30, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
Euro	$372,562	84.5%	$398,680	85.6%
British Pound	41,867	9.5%	43,252	9.3%
Australian Dollar	19,524	4.4%	14,182	3.0%
Canadian Dollar	5,031	1.1%	5,254	1.1%
All other	2,259	0.5%	4,494	1.0%
Total non-U.S. dollar denominated AFS securities	$441,243	100.0%	$465,862	100.0%

The net decrease in non-U.S. denominated fixed maturities is primarily due to sales of euro-denominated corporate bonds during the nine months ended September 30, 2018. At September 30, 2018 and December 31, 2017, all of the Company's non-U.S. government and supranational issuers have a rating of A or higher by S&P. For our non-U.S. dollar denominated corporate bonds, the following table summarizes the composition of the fair value of our fixed maturity investments at the dates indicated by ratings:

Ratings(1)	September 30, 2018		December 31, 2017
($ in thousands)	Fair Value	% of Total	Fair Value	% of Total
AAA	$31,843	7.6%	$37,719	8.7%
AA+, AA, AA-	42,171	10.0%	35,686	8.2%
A+, A, A-	182,355	43.4%	176,657	40.6%
BBB+, BBB, BBB-	158,567	37.7%	184,901	42.5%
BB+ or lower	5,461	1.3%	—	—%
Total non-U.S. dollar denominated corporate bonds	$420,397	100.0%	$434,963	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company does not employ any credit default protection against any of the fixed maturities held in non-U.S. denominated currencies at September 30, 2018 and December 31, 2017, respectively.
Other Balance Sheet Changes
The following table summarizes the Company's other material balance sheet changes at September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017	Change	Change %
Reinsurance balances receivable, net	$161,436	$72,494	$88,942	122.7%
Deferred commission and other acquisition expenses, net	419,265	380,204	39,061	10.3%
Reserve for loss and LAE	2,851,685	2,386,722	464,963	19.5%
Unearned premiums	1,298,933	1,230,882	68,051	5.5%
The higher amount of reinsurance balances receivable, net, deferred commission and other acquisition expenses, net and unearned premiums as at September 30, 2018 compared to December 31, 2017 was due to the growth in business underwritten by the Company, primarily in the Diversified Reinsurance segment, which generally incept at the beginning of the year. The reserve for loss and LAE increased due to higher loss ratio picks factoring in both market conditions and recent loss trends and experience as well as significant adverse prior year loss development recognized in our AmTrust Reinsurance segment for the nine months ended September 30, 2018.
Capital Resources
Capital resources consist of funds deployed in support of our operations. In the nine months ended September 30, 2018, our total capital resources decreased by $459.6 million, or 30.8% compared to December 31, 2017 due to the unfavorable movement in unrealized losses on our AFS investment portfolio and significant adverse loss development within our AmTrust Reinsurance segment. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months. The following table shows the movement in total capital resources at September 30, 2018 and December 31, 2017:

($ in thousands)	September 30, 2018	December 31, 2017	Change	Change %
Preference shares	$465,000	$465,000	$—	—%
Common shareholders' equity	307,554	767,174	(459,620)	(59.9)%
Total Maiden shareholders' equity	772,554	1,232,174	(459,620)	(37.3)%
Senior Notes - principal amount	262,500	262,500	—	—%
Total capital resources	$1,035,054	$1,494,674	$(459,620)	(30.8)%
The major factors contributing to the net decrease in capital resources were as follows:
Maiden shareholders' equity
Shareholders' equity at September 30, 2018 decreased by $459.6 million, or 37.3%, compared to December 31, 2017 primarily due to:

•
a net decrease in AOCI of $129.7 million which arose due to: 1) an increase in net unrealized losses on investment of $141.9 million resulting from the net decrease in our investment portfolio relating to market price movements due to rising interest rates and widening credit spreads during the nine months ended September 30, 2018; and partially offset by 2) an increase in cumulative translation adjustments of $12.1 million due to the effect of the recent depreciation of the euro and British pound relative to the original currencies on our non-U.S. dollar net liabilities (excluding non-U.S. dollar denominated AFS fixed maturities);

•	dividends declared of $54.7 million related to the Company’s common and preferred shares;

•
net loss attributable to Maiden of $275.4 million. Please see "Results of Operations" on page 43 for a discussion of the Company’s net loss for the nine months ended September 30, 2018; partially offset by

•	net increase in share based transactions of $0.2 million.
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. During the nine months ended September 30, 2018, the Company repurchased a total of 205,000 common shares at an average price of $3.31 per share under its share repurchase authorization. At September 30, 2018, the Company has a remaining authorization of $74.2 million for share repurchases.
Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 13. Shareholders' Equity" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the equity instruments issued by the Company at September 30, 2018 and December 31, 2017.
Senior Notes
There were no changes in the Company’s Senior Notes at September 30, 2018 compared to December 31, 2017 and the Company did not enter into any short-term borrowing arrangements during the nine months ended September 30, 2018. Please refer to "Notes to Condensed Consolidated Financial Statements (unaudited) Note 7. Long Term Debt" included under Part I Item 1 "Financial Information" of this Form 10-Q for a discussion of the Company’s Senior Notes.
As discussed in "Note 1. Basis of Presentation of the Notes to Condensed Consolidated Financial Statements", the transactions contemplated by the Master Transaction Agreement are expected to close in the fourth quarter of 2018 subject to regulatory approvals and customary closing conditions. The Company’s current analysis indicates that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist. Should final analysis support such a conclusion, the Company expects to redeem all of the $152.5 million 2013 Senior Notes at that time pursuant to the terms of the underlying securities.
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
Aggregate Contractual Obligations
In the normal course of business, the Company is a party to a variety of contractual obligations as summarized in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These contractual obligations are considered by the Company when assessing its liquidity requirements and the Company is confident in its ability to meet all of its obligations. As a result of the pending sale of Maiden US, the Company’s contractual obligations particularly related to senior notes and reserve for loss and LAE could materially change from when they were disclosed in the Company’s table of contractual obligations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. As discussed previously, the Company’s current analysis indicates that the conditions to redeem the 2013 Senior Notes as stipulated by the securities may exist. Should final analysis support such a conclusion, the Company expects to redeem all of the $152.5 million 2013 Senior Notes at that time pursuant to the terms of the underlying securities.
Currency and Foreign Exchange
We conduct business in a variety of foreign (non-U.S.) currencies, the principal exposures being the euro, the British pound, the Australian dollar, the Canadian dollar and the Swedish krona. Assets and liabilities denominated in foreign currencies are exposed to changes in currency exchange rates. Our reporting currency is the U.S. dollar, and exchange rate fluctuations relative to the U.S. dollar may materially impact our results and financial position. Our principal exposure to foreign currency risk is our obligation to settle claims in foreign currencies. In addition, in order to minimize this risk, we maintain and expect to continue to maintain a portion of our investment portfolio in investments denominated in currencies other than the U.S. dollar. We may employ various strategies (including hedging) to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be adversely effected. At September 30, 2018, no such hedges or hedging strategies were in force or had been entered into. We measure monetary assets and liabilities denominated in foreign currencies at period end exchange rates, with the resulting foreign exchange gains and losses recognized in the Condensed Consolidated Statements of Income. Revenues and expenses in foreign currencies are converted at average exchange rates during the period. The effect of the translation adjustments for foreign operations is included in AOCI.
Net foreign exchange losses amounted to $0.6 million and net foreign exchange gains were $1.9 million during the three and nine months ended September 30, 2018, respectively, compared to net foreign exchange losses of $3.6 million and $12.2 million for the same periods in 2017, respectively.

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
Off-Balance Sheet Arrangements
At September 30, 2018, we did not have any off-balance sheet arrangements as defined by Item 303(a) (4) of Regulation S-K.
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
Interest Rate Risk
Interest rate risk is the risk that we may incur economic losses due to adverse changes in interest rates. The primary market risk to the investment portfolio is interest rate risk associated with investments in fixed maturity securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. At September 30, 2018, we had AFS fixed maturity securities with a fair value of $2.8 billion that are subject to interest rate risk.
The table below summarizes the interest rate risk associated with our fixed maturity securities by illustrating the sensitivity of the fair value and carrying value of our fixed maturity securities at September 30, 2018 to selected hypothetical changes in interest rates, and the associated impact on our shareholders’ equity. Temporary changes in the fair value of our fixed maturity securities that are held as AFS do impact the carrying value of these securities and are reported in our shareholders’ equity as a component of AOCI. The selected scenarios in the table below are not predictions of future events, but rather are intended to illustrate the effect such events may have on the fair value of our AFS fixed maturity securities and on our shareholders’ equity at September 30, 2018:

Hypothetical Change in Interest Rates	Fair Value	Estimated Change in Fair Value	Hypothetical % (Decrease) Increase in Shareholders’ Equity
	($ in thousands)
200 basis point increase	$2,502,106	$(279,447)	(36.2)%
100 basis point increase	2,641,798	(139,755)	(18.1)%
No change	2,781,553	—	—%
100 basis point decrease	2,917,453	135,900	17.6%
200 basis point decrease	3,043,134	261,581	33.9%
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
Counterparty Credit Risk
The concentrations of the Company’s counterparty credit risk exposures have not changed materially compared to December 31, 2017. The Company has exposure to credit risk primarily as a holder of fixed income securities. The Company controls this exposure by emphasizing investment grade credit quality in the fixed income securities it purchases. The table below summarizes the credit ratings by major rating category of the Company's fixed maturity investments at September 30, 2018 and December 31, 2017:

Ratings(1)	September 30, 2018	December 31, 2017
AA+ or better	43.0%	43.4%
AA, AA-, A+, A, A-	33.2%	33.2%
BBB+, BBB, BBB-	22.1%	22.1%
BB+ or lower	1.7%	1.3%
	100.0%	100.0%

(1)	Ratings as assigned by S&P, or equivalent
The Company believes this high quality concentration reduces its exposure to credit risk on fixed income investments to an acceptable level. At September 30, 2018, the Company is not exposed to any significant credit concentration risk on its investments, excluding securities issued by the U.S. government and agencies which are rated AA+ (please see "Liquidity and Capital Resources - Investments" on page 54), with the largest corporate issuer and the top 10 corporate issuers accounting for only 0.5% and 4.9% of the Company’s total fixed income securities, respectively.
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
The Company has exposure to credit risk as it relates to its reinsurance balances receivable. Reinsurance balances receivable from the Company’s clients at September 30, 2018 were $161.4 million, including balances both currently due and accrued, 77.5% of which is from AmTrust. We are subject to the credit risk that AII and/or AmTrust will fail to perform their obligations to pay interest on and repay the principal pursuant to its loan agreement with Maiden Bermuda, and to reimburse Maiden Bermuda for any assets or other collateral of Maiden that AmTrust’s U.S. insurance company subsidiaries apply or retain, and income on those assets.
The Company believes that credit risk related to these balances is mitigated by several factors, including but not limited to, credit checks performed as part of the underwriting process and monitoring of aged receivable balances. In addition, as the vast majority of its reinsurance agreements permit the Company the right to offset reinsurance balances receivable from losses payable to them, the Company believes that the credit risk in this area is substantially reduced. Provisions are made for amounts considered potentially uncollectible. There was no allowance for uncollectible reinsurance balances receivable at September 30, 2018.
Foreign Currency Risk
The Company is generally able to match foreign currency denominated assets against its net reinsurance liabilities both by currency and duration to protect the Company against foreign exchange and interest rate risks. However, a natural offset does not exist for all currencies. For the nine months ended September 30, 2018 and as at September 30, 2018, 9.3% of our net premiums written and 12.7% of our reserve for loss and LAE were transacted in euro, respectively.
We may employ various strategies to manage our exposure to foreign currency exchange risk. To the extent that these exposures are not fully hedged or the hedges are ineffective, our results of operations or equity may be reduced by fluctuations in foreign currency exchange rates and could materially adversely affect our financial condition and results of operations. At September 30, 2018, no hedging instruments have been entered into. Our principal foreign currency exposure is to the euro and British pound, however, assuming all other variables remain constant and disregarding any tax effects, a strengthening (weakening) of the U.S. dollar exchange rate of 10% or 20% relative to the non-U.S. currencies held by the Company would result in a decrease (increase) in the Company's net assets of $3.8 million and $7.7 million, respectively.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See "Part I, Item 1 - Notes to Condensed Consolidated Financial Statements (unaudited) Note 11. Commitments and Contingencies" for an update on legal matters. Except as disclosed above, there are no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 except for the following:
The occurrence of any event, change or other circumstances that could give rise to the termination of the Master Transaction Agreement with Enstar could adversely affect our future business.
There are significant risks and uncertainties associated with the pending sale of substantially all of our U.S. treaty reinsurance operations to Enstar pursuant to the Master Transaction Agreement. The occurrence of certain events, changes or any other circumstances could give rise to the termination of the Master Transaction Agreement and cause the sale not to be completed. For instance, there is no assurance that the parties will receive the necessary state insurance regulatory approvals required to close the transaction. If the parties fail to obtain such approvals or to meet other conditions necessary to complete the sale as set forth in the Master Transaction Agreement, we will not be able to close the transaction and we will not realize the anticipated benefits to our business.
Our proposed transaction with Enstar may present certain risks to our business and operations.
Our operations will be restricted by the terms of the Master Transaction Agreement and the Enstar Master Agreement, which may prevent or delay the pursuit of other strategic corporate or business opportunities and result in our inability to respond effectively and/or timely to competitive pressures and industry developments.

•	The proposed transaction may disrupt our current business plans and operations.

•	Our management’s attention may be directed towards the completion of the transaction and diverted away from our day-to-day business operations and the execution of our current business plans.

•
Current and prospective employees may experience uncertainty about their future roles with us, which might adversely effect our ability to attract and retain employees who generate and service our business.

•
Uncertainties regarding our business could cause brokers, customers and other counterparties to change existing business relationships which could negatively affect our revenues, earnings and cash flows.

•	Third-party rating agencies may downgrade or revoke our financial strength or debt ratings in connection with the Master Transaction Agreement and the Enstar Master Agreement.

•
We may incur significantly higher transaction costs than we currently anticipate, such as legal, financing and accounting fees, and other costs, fees, expenses and charges related to the transaction, whether or not the Master Transaction Agreement and the Enstar Master Agreement are completed.

•	We could be subject to litigation related to the proposed transaction, which could result in significant costs and expenses.

•
The Master Transaction Agreement and the Enstar Master Agreement may not be completed, which may have an adverse effect on our stock price to the extent that the current market price reflects assumption that the transaction will be completed, result in negative reactions from our shareholder and other investors, rating agencies, employees, brokers or customers, and adversely affect our future business and financial results.

Item 2. Unregistered Sales of Equity and Use of Proceeds
Items 2. (a) and (b) are not applicable.
2. (c) Share Repurchases
On February 21, 2017, the Company's Board of Directors approved the repurchase of up to $100.0 million of the Company's common shares from time to time at market prices. The table below details the repurchases that were made during the three months ended September 30, 2018, under the share repurchase authorization:

For the Three Months Ended September 30, 2018	Total number of shares repurchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Dollar amount still available under trading plan
				($ in thousands)
July 1, 2018 - July 31, 2018	—	—	—	$74,924
August 1, 2018 - August 31, 2018	—	—	—	$74,924
September 1, 2018 - September 30, 2018	205,000	$3.31	205,000	$74,245
Total	205,000	$3.31	205,000	$74,245
Subsequent to the three months ended September 30, 2018 and through the period ended November 9, 2018, the Company did not repurchase any additional common shares.
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
Compensatory Arrangements of Certain Officers
The Company extended the term of the employment agreements for each of Lawrence F. Metz and Patrick J. Haveron, which now expire on November 1, 2021.

Item 6. Exhibits.

Exhibit No.	Description
10.1
Endorsement No. 5 to the Amended and Restated Quota Share Reinsurance Contract by and between Maiden Reinsurance Ltd. and AmTrust International Insurance, Ltd. incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 31, 2009.

10.2	CEO Separation Agreement
10.3	CFO Separation Agreement
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO
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

MAIDEN HOLDINGS, LTD.
By:
November 9, 2018		/s/ Lawrence F. Metz
Lawrence F. Metz President and Chief Executive Officer

/s/ Patrick J. Haveron
Patrick J. Haveron Chief Financial Officer

/s/ Michael J. Tait
Michael J. Tait Chief Accounting Officer